Form 10-Q
period 1997-06-30
VORNADO REALTY LP
filed 1997-08-14
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 20



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              JUNE 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission File Number:   000-22685


                              VORNADO REALTY L. P.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                    13-3925979
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                        07663
    (Address of principal executive offices)                          (Zip Code)


                                  (201)587-1000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes    [ ] No

                              VORNADO REALTY L. P.

                                      INDEX

                                                                                                    Page Number
                                                                                                    -----------
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of June 30, 1997
                   and December 31, 1996...........................................................      3

                   Consolidated Statements of Income for the Three and Six Months
                   Ended June 30, 1997 and June 30, 1996...........................................      4

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1997 and June 30, 1996...........................................      5

                   Notes to Consolidated Financial Statements......................................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................     11



PART II.           OTHER INFORMATION:


        Item 1.    Legal proceedings...............................................................     17

        Item 6.    Exhibits and Reports on Form 8-K................................................     18

Signatures         ................................................................................     19

Exhibit Index      ................................................................................     20

Exhibit 10         ................................................................................     21

Exhibit 11         ................................................................................     93

Exhibit 27         ................................................................................     94

                              VORNADO REALTY L. P.

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,       DECEMBER 31,
                                                          1997              1996
                                                     ------------       -----------
 ASSETS:

 Real estate, at cost:
     Land                                             $   239,370        $   60,778
     Buildings and improvements                           785,040           313,885
     Leasehold improvements and equipment                   8,967             8,535
                                                     ------------       -----------
          Total                                         1,033,377           383,198
     Less accumulated depreciation and
       amortization                                      (155,950)         (147,549)
                                                      -----------        ----------
     Real estate, net                                     877,427           235,649


 Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $6,375 and $17,036                     199,826            89,696
 Restricted cash                                           29,434                -
 Marketable securities                                     31,225            27,549
 Investment in and advances to Alexander's, Inc.          108,100           107,628
 Investments in partnerships                               38,275                -
 Investment in and advances to
     management companies                                  13,008             5,193
 Due from officers                                          8,652             8,634
 Accounts receivable, net of allowance for
     doubtful accounts of $631 and $575                    15,171             9,786
 Officer's deferred compensation expense                   10,419            22,917
 Mortgage loans receivable                                243,001            17,000
 Receivable arising from the
     straight-lining of rents                              19,619            17,052
 Other assets                                              48,539            20,500
                                                     ------------        ----------


 TOTAL ASSETS                                          $1,642,696         $ 561,604
                                                       ==========         =========

                                                    JUNE 30,        DECEMBER 31,
                                                      1997              1996
                                                  -----------         ---------
LIABILITIES AND PARTNERS' CAPITAL:

Notes and mortgages payable                       $   859,283         $ 228,787
Due for U.S. treasury obligations                          --             9,636
Accounts payable and accrued expenses                  26,618             9,905
Deferred leasing fee income                            10,550             8,373
Officer's deferred compensation payable                25,000            25,000
Other liabilities                                       3,811             3,646
                                                  -----------         ---------
         Total liabilities                            925,262           285,347
                                                  -----------         ---------

Commitments and contingencies
Partners' capital:
 Preferred units of beneficial interest:
  no par value per unit; authorized,
  20,000,000 units; liquidation
  preference $50.00 per unit; issued,
  5,750,000 units                                     276,599                --
 General partnership units, 26,553,161 and
   26,547,680 outstanding in each period              360,111           359,918
 Limited partnership units, 2,841,524
   outstanding at June 30, 1997                       178,093                --
 Partnership deficit                                  (92,340)          (77,574)
                                                  -----------         ---------
                                                      722,463           282,344
 Unrealized loss on securities
   available for sale                                      (2)             (998)
 Due from officers for purchase of common
   units of beneficial interest                        (5,027)           (5,089)
                                                  -----------         ---------
         Total partners' capital                      717,434           276,257
                                                  -----------         ---------


TOTAL LIABILITIES AND
   PARTNERS' CAPITAL                              $ 1,642,296         $ 561,604
                                                  ===========         =========


                 See notes to consolidated financial statements.

                              VORNADO REALTY L. P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except share amounts)

                                                    FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                    --------------------------                ------------------------
                                                  JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                    1997                 1996                 1997                 1996
                                                ------------         ------------         ------------         ------------
Revenues:
 Property rentals                               $     41,004         $     21,820         $     63,471         $     43,157
 Expense reimbursements                                8,951                6,820               15,161               13,701
 Other income (including fee income from
   related parties of $329 and $413
   and $643 and $805)                                    707                  605                1,327                  997
                                                ------------         ------------         ------------         ------------
Total revenues                                        50,662               29,245               79,959               57,855
                                                ------------         ------------         ------------         ------------

Expenses:
 Operating                                            18,151                9,145               26,658               18,059
 Depreciation and amortization                         5,462                2,897                8,429                5,732
 General and administrative                            2,903                1,319                4,748                2,508
 Amortization of officer's deferred
   compensation expense                                6,249                   --               12,498                   --
                                                ------------         ------------         ------------         ------------
Total expenses                                        32,765               13,361               52,333               26,299
                                                ------------         ------------         ------------         ------------

Operating income                                      17,897               15,884               27,626               31,556

Income (loss) applicable to Alexander's:
 Equity in income (loss)                                  54                   16                   (7)                (120)
 Depreciation                                           (150)                (157)                (300)                (314)
 Interest income on loan                               1,533                1,657                3,149                3,459
Income from investment in management
 companies                                               303                  238                  520                1,379
Equity in net income of investees                        282                   --                  282                   --
Interest income on mortgage
 loans receivable                                      3,693                  656                4,305                1,250
Other interest and dividend income                     5,256                  902                6,774                1,773
Interest and debt expense                            (13,272)              (4,192)             (17,350)              (8,415)
Gain on marketable securities                            292                  116                  579                  474
                                                ------------         ------------         ------------         ------------
Net Income                                            15,888               15,120               25,578               31,042
Preferred unit distributions                          (4,855)                  --               (4,855)                  --
Preferential allocations                              (2,100)                  --               (2,100)                  --
                                                ------------         ------------         ------------         ------------
Net Income applicable to Class A units          $      8,933         $     15,120         $     18,623         $     31,042
                                                ============         ============         ============         ============

Net Income per Class A units                    $        .33         $        .62         $        .70         $       1.27
                                                ============         ============         ============         ============

Weighted average number of Class A
  units and Class A unit equivalents
  outstanding during period                       26,887,984           24,465,345           26,718,841           24,464,922

Cash distributions per Class A unit             $        .64         $        .61         $       1.28         $       1.22

                 See notes to consolidated financial statements.

                              VORNADO REALTY L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                             FOR THE SIX MONTHS ENDED
                                                                           --------------------------
                                                                            JUNE 30,         JUNE 30,
                                                                              1997             1996
                                                                           ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $  25,578         $ 31,042
 Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation and amortization (including debt issuance costs)            8,977            6,242
      Amortization of officer's deferred compensation expense                 12,498               --
      Straight-lining of rental income                                        (1,487)          (1,277)
      Equity in loss of Alexander's,
        including depreciation of $300 and $314                                  307              434
      Equity in net income of investees                                         (282)              --
      Gain on marketable securities                                             (579)            (474)
 Changes in assets and liabilities:
   Trading securities                                                            339           (1,854)
   Accounts receivable                                                        (1,861)          (2,639)
   Accounts payable and accrued expenses                                       2,746            1,188
   Other                                                                       4,753            1,114
                                                                           ---------         --------
Net cash provided by operating activities                                     50,989           33,776
                                                                           ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Mendik acquisition                                                         (263,790)              --
 Investment in mortgage loans receivable                                    (226,000)         (17,000)
 Cash restricted for tenant improvements                                     (29,434)              --
 Additions to real estate                                                   (107,153)         (11,032)
 Purchases of securities available for sale                                   (3,436)              --
 Proceeds from sale or maturity of securities available for sale                  --           41,192
                                                                           ---------         --------
Net cash (used in) provided by investing activities                         (629,813)          13,160
                                                                           ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of preferred stock                               276,000               --
 Proceeds from borrowings                                                    463,000           10,000
 Debt issuance costs                                                          (1,857)              --
 Repayment of borrowings on U.S. treasury obligations                         (9,636)         (40,242)
 Proceeds from borrowings on U.S. treasury obligations                            --           10,000
 Repayments on mortgages                                                        (504)            (353)
 Distributions paid                                                          (38,242)         (29,627)
 Issuance of units                                                               193              907
                                                                           ---------         --------
Net cash provided by (used in) financing activities                          688,954          (49,315)
                                                                           ---------         --------

Net increase (decrease) in cash and cash equivalents                         110,130           (2,379)
Cash and cash equivalents at beginning of period                              89,696           19,127
                                                                           ---------         --------

Cash and cash equivalents at end of period                                 $ 199,826         $ 16,748
                                                                           =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                                $  14,001         $  7,905
                                                                           =========         ========

NON-CASH TRANSACTIONS:
 Unrealized gain (loss) on securities available for sale                   $     996         $   (143)
                                                                           =========         ========

 The non-cash portion of the consideration for the Mendik acquisition of $392,272,000 is not reflected in cash flows from investing activities above.

                 See notes to consolidated financial statements.

                              VORNADO REALTY L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      On April 15, 1997, Vornado Realty Trust ("Vornado") converted to an Umbrella Partnership REIT (UPREIT) by transferring all or substantially all of the interests in its properties and other assets to Vornado Realty L.P. (the "Operating Partnership"), of which Vornado owns 90.4% and is the sole general partner. As a result of such conversion, Vornado's activities will be conducted through the Operating Partnership. The transfer has been accounted for as a transfer of entities under common control, accordingly the financial statements have been prepared on the historical cost basis.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and June 30, 1996 and the consolidated statements of changes in cash flows for the six months ended June 30, 1997 and June 30, 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vornado's 1996 Annual Report to Shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

      The accompanying unaudited consolidated condensed financial statements include all the accounts of the Operating Partnership. Properties which are wholly owned or controlled by the Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated. Equity interests in certain partnerships and joint ventures, which represent noncontrolling ownership interests, are accounted for under the equity method of accounting as the Operating Partnership exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

3.    THE MENDIK TRANSACTION

      Simultaneously with the formation of the Operating Partnership, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and a management company held by the Mendik Group (Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them) and certain of its affiliates (the "Mendik Transaction"), which will be operated as the Mendik Division. The Mendik properties include (i) wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership issued to persons other than Vornado ("Minority Interests") and $215,000,000 in indebtedness. The acquisition was recorded under the purchase method of accounting.

      Vornado financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $72-3/4 per share. The offering, net of expenses, generated approximately $276,000,000.

                              VORNADO REALTY L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The unaudited proforma information set forth below presents the condensed statement of income for the Operating Partnership for the six months ended June 30, 1997 and 1996, as if the Mendik Transaction and certain related transactions were consummated and the offering by Vornado of Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share and the use of proceeds therefrom had occurred on January 1, 1996.

                                                                            Proforma
                                                     Six Months            Six Months
                                                       Ended                 Ended
                                                    June 30, 1997         June 30, 1996
                                                    -------------         -------------
      Revenues                                      $ 120,136,000         $ 110,311,000
                                                    =============         =============

      Net income                                    $  42,809,000         $  44,121,000
      Preferred unit distributions                     (9,992,000)           (9,992,000)
      Preferential allocations                         (2,100,000)           (2,100,000)
                                                    -------------         -------------
      Net income applicable to Class A units        $  30,717,000         $  32,029,000
                                                    =============         =============

      Net income per Class A unit                   $        1.14         $        1.31
                                                    =============         =============

      The proforma results for the six months ended June 30, 1997, include Mendik non-recurring lease cancellation income of $14,357,000, partially offset by related expenses of $2,776,000. This income and related expenses are not included in funds from operations as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations (see page 14).

4.    INVESTMENTS IN AND ADVANCES TO ALEXANDER'S (A RELATED PARTY):

      Below are summarized Statements of Operations of Alexander's:

                                                    Six Months            Six Months
                                                      Ended                  Ended
                                                   June 30, 1997         June 30, 1996
                                                   -------------         -------------
        Revenues                                   $ 12,759,000         $ 10,370,000
        Expenses                                     (7,043,000)          (5,698,000)
                                                   ------------         ------------
        Operating income                              5,716,000            4,672,000
        Interest and debt expense                    (6,605,000)          (6,736,000)
        Interest and other income, net                  864,000            1,655,000
                                                   ------------         ------------
        Net loss from continuing operations        $    (25,000)        $   (409,000)
                                                   ============         ============

      Vornado's 29.3% equity in loss               $     (7,000)        $   (120,000)
                                                   ============         ============

      The Operating Partnership recognized leasing fee income under a leasing agreement (the "Leasing Agreement") with Alexander's of $195,000 and $247,000 for the three months ended June 30, 1997 and 1996 and $366,000 and $357,000 for the six months ended June 30, 1997 and 1996. Subject to the payment of rents by Alexander's tenants, the Operating Partnership is due $6,946,000 at June 30, 1997 under such agreement. The lease which the Operating Partnership had previously negotiated with Caldor on behalf of Alexander's for its Fordham Road property was rejected in June 1997 in Caldor's bankruptcy proceedings, resulting in $1,254,000 of previously recorded leasing fees receivable and deferred leasing fee income being reversed in the quarter ended June 30, 1997. In addition to the leasing fees received by the Operating Partnership, Vornado Management Corp. receives management fees from Alexander's (see Note 8).

                              VORNADO REALTY L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    DEBT

      On July 17, 1997, the Operating Partnership obtained a $600,000,000 unsecured three-year revolving credit facility from a bank group led by Union Bank of Switzerland. The facility contains customary loan covenants including, among others, limits on total outstanding indebtedness; maximum loan to value ratios; minimum debt service coverage and minimum market capitalization requirements. Interest is at LIBOR plus .70% to 1.00% depending on Vornado's senior debt rating. The credit facility has a competitive bid option program, which allows Vornado's to hold auctions among banks participating in the facility for short term borrowings of up to $300,000,000. Vornado paid a fee of $1,800,000 at closing and will pay a commitment fee quarterly over the remaining term of the facility ranging from .15% to .20% on the full facility amount.

      Simultaneously with the closing, the Operating Partnership borrowed $250,000,000 under the facility at a blended interest rate of 6.48% (LIBOR plus
 .82%) and used the proceeds, together with working capital, to repay a $400,000,000 term loan it had obtained in April 1997.

6.    OTHER ACQUISITIONS

         Puerto Rico Transactions

      On April 18, 1997, the Operating Partnership acquired The Montehiedra Town Center located in San Juan, Puerto Rico, from Kmart Corporation ("Kmart") for approximately $74,000,000, of which $63,000,000 is newly-issued ten year indebtedness. The Montehiedra shopping center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store. In addition, the Operating Partnership agreed to acquire Kmart's 50% interest in the Caguas Centrum Shopping Center, which is currently under construction, located in Caguas, Puerto Rico. This acquisition is expected to close in 1998.

         Purchase of a Mortgage

      On May 7, 1997, the Operating Partnership acquired a mortgage loan from a bank secured by a mortgage on the office building located at 90 Park Avenue, New York, New York. The purchase price of the mortgage loan was approximately $185,000,000. The mortgage loan, which is in default, has a face value of $193,000,000. Management believes that the underlying fair market value of the real estate securing the mortgage, based on signed leases in effect, exceeds the amount of the loan due and that there are no other indications of impariment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

         Riese Transactions

      On June 27, 1997, the Operating Partnership acquired for approximately $26,000,000 four properties previously owned by affiliates of the Riese Organization. These properties are located in Manhattan, New York. The Operating Partnership also made a $41,000,000 mortgage loan to Riese Affiliates cross collateralized by ten other Manhattan properties. This increasing rate loan bears an initial interest rate of 9.75% and has a five year term.

7.    MORTGAGE LOANS RECEIVABLE

      At June 30, 1997, the Operating Partnership has $288,001,000 of Mortgage loans receivable, of which $45,000,000 is reflected as part of "Investment in and Advances to Alexander's, Inc." in the Consolidated Balance Sheets. At least annually, and more frequently if circumstances warrant, the Operating Partnership evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Operating Partnership will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate. Interest on impaired loans is recognized on the cash basis.

                              VORNADO REALTY L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    MANAGEMENT COMPANIES

      As part of the Mendik Transaction, the Operating Partnership acquired 100% of the non-voting preferred stock of the Mendik Management Company for $7,425,000. The Operating Partnership previously assigned its management and development agreement (the "Management Agreement") with Alexander's to Vornado Management Corp. ("VMC"), an affiliate in which it also owns 100% of the non-voting preferred stock. The Operating Partnership's preferred stock ownership entitles it to 95% of the economic benefits of the management companies through distributions. The Common Stock of the management companies is owned by officers and directors of Vornado. Below are summarized Statements of Operations of the management companies:

                                              For The Three Months Ended              For The Six Months Ended
                                              --------------------------              ------------------------
                                             June 30,            June 30,           June 30,             June 30,
                                               1997                1996               1997                 1996
                                             --------            -------            -------               ------
      Revenues:
         Management fees from:
            Alexander's                    $   938,000         $   938,000         $ 1,875,000         $ 3,368,000
            Mendik properties                  756,000                  --             756,000                  --
                                           -----------         -----------         -----------         -----------
                                             1,694,000             938,000           2,631,000           3,368,000

      Expenses:
         General and administrative         (1,422,000)           (671,000)         (2,126,000)         (1,234,000)
         Interest, net                        (217,000)            (73,000)           (291,000)           (142,000)
                                           -----------         -----------         -----------         -----------

      Income before income taxes                55,000             194,000             214,000           1,992,000
      Income taxes                             (22,000)            (79,000)            (87,000)           (814,000)
                                           -----------         -----------         -----------         -----------
         Net income                             33,000             115,000             127,000           1,178,000
      Preferred dividends                      (31,000)           (109,000)           (121,000)         (1,119,000)
                                           -----------         -----------         -----------         -----------
      Net income available to
         common shareholders               $     2,000         $     6,000         $     6,000         $    59,000
                                           ===========         ===========         ===========         ===========

     The management fee income from Alexander's in the six months ended June 30, 1996, includes $1,343,000 of fees recorded in the first quarter of 1996 related to the completion of the redevelopment of Alexander's Rego Park I property. In addition to the preferred dividends the Operating Partnership received, it also earned interest income on its loans to the management companies of $272,000 and $129,000 for the three months ended June 30, 1997 and 1996 and $399,000 and $260,000 for the six months June 30, 1997 and 1996.

9.   OTHER RELATED PARTY TRANSACTIONS

     The Operating Partnership currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Operating Partnership pursuant to the management agreement were $184,000 and $216,000 for the three months ended June 30, 1997 and 1996 and $377,000 and $547,000 for the six months ended June 30, 1997 and 1996.

     The Mendik Group owns an entity which provides cleaning and related services and security services to office properties. The Operating Partnership has entered into contracts with the Mendik Group to provide such services in the seven Manhattan office buildings acquired in the Mendik Transaction. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Operating Partnership believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Operating Partnership. The Operating Partnership was charged fees of $2,585,000 in connection with these contracts for the period from April 15, 1997 to June 30, 1997.

                              VORNADO REALTY L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.   PREFERENTIAL ALLOCATIONS

      Holders of Class C, D and E Units distributed in connection with the Mendik Transaction are entitled to preferential distributions. Holders of Class D and E Units are entitled to a preferential annual distribution rate of $4.03. Holders of Class C Units are entitled to a preferential annual distribution rate of $3.38. Class C Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $.8450 per quarter ($3.38 annually) for four consecutive quarters. Class D and E Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $1.0075 per quarter ($4.03 annually) for four consecutive quarters. Generally, the value of each Class A Unit, equates to one common share of beneficial interest of Vornado. Preferential distributions aggregated $2,100,000 for the period from April 15, 1997 to June 30, 1997 and will aggregate $10,370,000 on an annual basis.

11.   CONTINGENCIES

      Vornado 90 Park Avenue L.L.C., a subsidiary of the Operating Partnership, is a plaintiff in an action to foreclose the mortgage on the building at 90 Park Avenue, New York, pending in the Supreme Court of the State of New York, County of New York. The action was initially brought by Sumitomo Trust & Banking Co., Ltd., New York Branch ("Sumitomo"), as the owner of the mortgage. Vornado 90 Park Avenue L.L.C. was substituted as plaintiff after acquiring an assignment of the mortgage from Sumitomo. The mortgagors and other defendants have asserted certain defenses to the foreclosure action, including the defense that the mortgage and underlying note should be deemed void and declared satisfied. Although there has not yet been any court adjudication and therefore no assurances can be given, management believes it will ultimately prevail in this action.

     In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Operating Partnership which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse affect on the Operating Partnership.

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.


RESULTS OF OPERATIONS

     The Operating Partnership's revenues, which consist of property rentals, tenant expense reimbursements and other income were $50,662,000 in the quarter ended June 30, 1997, compared to $29,245,000 in the prior year's quarter, an increase of $21,417,000 or 73.2%. Revenues were $79,959,000 for the six months ended June 30, 1997 compared to $57,855,000 in the prior year's six months, an increase of $22,104,000 or 38.2%. These increases reflect revenues of $18,917,000 from the properties acquired in the Mendik Transaction.

     Property rentals were $41,004,000 in the quarter ended June 30, 1997, compared to $21,820,000 in the prior year's quarter, an increase of $19,184,000 or 87.9%. Property rentals were $63,471,000 for the six months ended June 30, 1997 compared to $43,157,000 in the prior year's six months, an increase of $20,314,000 or 47.1%. Of these increases for the quarter and six months, respectively, (i) $16,424,000 resulted from properties acquired in the Mendik Transaction, (ii) $316,000 and $885,000 resulted from property rentals applicable to shopping centers received from new tenants in excess of property rentals lost from vacating tenants, (iii) $534,000 and $810,000 resulted from step-ups in shopping center leases which are not subject to the straight-line method of revenue recognition, (iv) $187,000 and $472,000 resulted from the Operating Partnership's purchase of an office building in June 1996 and (v) $1,723,000 resulted from the Operating Partnership's purchase of a shopping center in San Juan, Puerto Rico in April 1997.

     Tenant expense reimbursements, which consist of the tenant's pro-rata share of common area maintenance expenses (such as snow removal costs, landscaping and parking lot repairs) real estate taxes and insurance, were $8,951,000 in the quarter ended June 30, 1997, compared to $6,820,000 in the prior year's quarter, an increase of $2,131,000. Tenant expense reimbursements were $15,161,000 for the six months ended June 30, 1997, compared to $13,701,000 in the prior year's six months, an increase of $1,460,000. These increases reflect tenant expense reimbursements of $2,072,000 from properties acquired in the Mendik Transaction. The increase for the six months was offset by lower operating expenses at the Operating Partnership's other properties.

     Operating expenses were $18,151,000 in the quarter ended June 30, 1997, as compared to $ 9,145,000 in the prior year's quarter, an increase of $9,006,000. Operating expenses were $26,658,000 in the six months ended June 30, 1997, compared to $18,059,000 in the prior year's six months, an increase of $8,599,000. These increases reflect operating expenses of $8,869,000 from properties acquired in the Mendik Transaction. The increase for the six months was offset by lower snow removal costs at the Operating Partnership's other properties.

     Depreciation and amortization expense increased in 1997 as compared to 1996, primarily as a result of the Mendik Transaction.

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General and administrative expenses were $2,903,000 in the quarter ended June 30, 1997 compared to $1,319,000 in the prior year's quarter, an increase of $1,584,000. General and administrative expenses were $4,748,000 in the six months ended June 30, 1997 compared to $2,508,000 in the prior year's six months, an increase of $2,240,000. The increases resulted primarily from Mendik division payroll and corporate office expenses of $467,000, cash compensation attributable to the employment of Vornado's President and higher professional fees.

     The Operating Partnership recognized an expense of $6,249,000 in the quarter ended June 30, 1997 and $12,498,000 in the six months ended June 30, 1997 representing the amortization of the $25,000,000 deferred payment due to Vornado's President. The balance of the deferred payment will be amortized in 1997.

     Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $1,437,000 in the quarter ended June 30, 1997, compared to $1,516,000 in the prior year's quarter, a decrease of $79,000. Income applicable to Alexander's was $2,842,000 in the six months ended June 30, 1997, compared to $3,025,000 in the prior year's six months, a decrease of $183,000. These decreases resulted primarily from the reset of the interest rate on the loan to Alexander's from 16.43% to 15.60% in March 1997.

     Income from investment in management companies was $303,000 in the quarter ended June 30, 1997, compared to $238,000 in the prior year's quarter, an increase of $65,000. Income from investment in management companies was $520,000 in the six months ended June 30, 1997, compared to $1,379,000 in the prior year's six months, a decrease of $859,000. The increase in the current year's quarter resulted primarily from dividends from the Management Operating Partnership acquired as part of the Mendik Transaction. The decrease in the current year's six month period resulted primarily from additional fee income of $794,000 earned by VMC in the first quarter of the prior year relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

     Equity in net income of investees of $282,000 in 1997 represents income from investments in partnerships which own the partially owned properties acquired as part of the Mendik Transaction.

     Investment income (interest income on mortgage loans receivable, other interest and dividend income and net gains on marketable securities) was $9,241,000 for the quarter ended June 30, 1997, compared to $1,674,000 in the prior year's quarter, an increase of $7,567,000. Investment income was $11,658,000 for the six months ended June 30, 1997, compared to $3,497,000 in the prior year's six months, an increase of $8,161,000. Of these increases $3,045,000 resulted from the Operating Partnership's purchase in May 1997 of a mortgage loan secured by an office building at 90 Park Avenue, New York, New York. The remaining increases of $4,522,000 and $5,116,000 for the quarter and six months respectively, resulted primarily from income earned on the proceeds from the December 1996 public stock offering and the April 1997 term loan.

     Interest and debt expense was $13,272,000 for the quarter ended June 30, 1997, compared to $4,192,000 in the prior year's quarter, an increase of $9,080,000. Interest and debt expense was $17,350,000 for the six months ended June 30, 1997, compared to $8,415,000 in the prior year's six months, an increase of $8,935,000. Of these increases, (i) $2,762,000 resulted from debt on the Mendik properties, (ii) $5,504,000 resulted from $400,000,000 of borrowings under a term loan and (iii) $1,039,000 resulted from borrowings related to the acquisition of the Montehiedra Town Center in April 1997.

     The preferential allocations to Class C, D and E unit holders in the Operating Partnership aggregated $2,100,000 for the period from April 15, 1997 to June 30, 1997.

     The preferred unit distributions of $4,855,000 is for the period from April 9, 1997 to June 30, 1997 and includes amortization of expenses in connection therewith of $600,000.

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Six Months Ended June 30, 1997

     Cash flows provided by operating activities of $50,989,000 was comprised of
(i) net income of $25,578,000, (ii) adjustments for non-cash items of $21,534,000 and (iii) the net change in operating assets and liabilities of $5,977,000. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $12,498,000, (ii) depreciation and amortization of $8,977,000 and (iii) equity in loss of Alexander's of $307,000, partially offset by (iv) the effect of straight-lining of rental income of $1,487,000 and (v) equity in net income of investees of $282,000.

     Net cash used in investing activities of $629,813,000 was primarily comprised of (i) expenditures of $263,790,000 in connection with the Mendik Transaction, (ii) investments in mortgage loans receivable of $226,000,000,
(iii) capital expenditures of $107,153,000 (including the acquisition of a shopping center for $75,587,000 in April 1997 (Puerto Rico Transaction) and the acquisition of four other properties in June 1997 for $26,000,000 (Riese Transaction)) and (iv) restricted cash for tenant improvements of $29,434,000.

     Net cash provided by financing activities of $688,954,000 was primarily comprised of proceeds from (i) borrowings of $463,000,000, and (ii) issuance of preferred shares of $276,000,000, partially offset by (iii) dividends paid of $38,242,000 and (iv) the repayment of borrowings on U.S. Treasury obligations of $9,636,000.

     Six Months Ended June 30, 1996

     Cash flows provided by operating activities of $33,776,000 was comprised of
(i) net income of $31,042,000 and (ii) adjustments for non-cash items of $4,925,000, less (iii) the net change in operating assets and liabilities of $2,191,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $6,242,000, plus equity in income (loss) of Alexander's of $434,000, offset by the effect of straight-lining of rental income of $1,277,000. Further, during this period in connection with the rejection of a lease by an Alexander's tenant "Leasing fees and other receivables" decreased by $1,717,000 and "Deferred leasing fee income" correspondingly decreased. "Leasing fees and other receivables" of $1,250,000 were collected during this period. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item
(iii) above.

     Net cash provided by investing activities of $13,160,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $41,192,000, offset by (ii) the Operating Partnership's investment in a mortgage note receivable of $17,000,000 and (iii) capital expenditures of $11,032,000 (including $8,900,000 for the purchase of an office building).

     Net cash used in financing activities of $49,315,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,242,000 and (ii) dividends paid of $29,627,000, offset by (iii) the proceeds from borrowings of $10,000,000.

     Funds from Operations for the Three and Six Months Ended June 30, 1997 and 1996

     Funds from operations were $14,950,000 in the quarter ended June 30, 1997, compared to $17,556,000 in the prior year's quarter, a decrease of $2,606,000 or 14.8%. Funds from operations were $27,183,000 in the six months ended June 30, 1997, compared to $35,972,000 in the prior year's six months, a decrease of $8,789,000 or 24.4%. Funds from operations for the three and six months ended June 30, 1997 reflect amortization of the deferred payment due to Vornado's President and related compensation of $6,825,000 and $13,601,000, partially

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


offset by $2,206,000 from the Mendik operations. The following table reconciles funds from operations and net income:

                                                        For The Three Months Ended                 For The Six Months Ended
                                                        --------------------------                 ------------------------
                                                       June 30,             June 30,             June 30,             June 30,
                                                         1997                 1996                 1997                 1996
                                                     ------------         ------------         ------------         ------------
      Net income applicable to Class A
           units                                     $  8,933,000         $ 15,120,000         $ 18,623,000         $ 31,042,000
      Depreciation and amortization of
           real property                                5,173,000            2,639,000            7,857,000            5,251,000
      Straight-lining of property rentals
           for rent escalations                          (818,000)            (635,000)          (1,487,000)          (1,277,000)
      Leasing fees received in excess
           of income recognized                           849,000              376,000            1,303,000              890,000
      Proportionate share of adjustments
           to Alexander's income (loss)
           to arrive at funds from operations             253,000               56,000              327,000               66,000
      Proportionate share of adjustments to
           net income of investees to arrive
           at funds from operations                       560,000                   --              560,000                   --
                                                     ------------         ------------         ------------         ------------
      Funds from operations                          $ 14,950,000         $ 17,556,000         $ 27,183,000         $ 35,972,000
                                                     ============         ============         ============         ============

          Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Operating Partnership's method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                      For The Three Months Ended         For The Six Months Ended
                                                      --------------------------         ------------------------
                                                     June 30,            June 30,       June 30,            June 30,
                                                       1997                 1996           1997                1996
                                                     --------             -------        -------             ------
     Operating activities                         $  31,236,000        $ 15,574,000    $  50,989,000       $ 33,776,000

     Investing activities                         $(629,530,000)       $ (9,531,000)   $(629,813,000)      $ 13,160,000

     Financing activities                         $ 705,693,000        $(14,967,000)   $ 688,954,000       $(49,315,000)

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Operating Partnership has budgeted approximately $21,000,000 for capital expenditures over the next year of which $16,000,000 is for tenant improvements at its office properties and $5,000,000 is for tenant improvements and renovations at its shopping center properties.

          In December 1996, Michael D. Fascitelli became the President of Vornado and was elected to the Vornado Board. Mr. Fascitelli signed a five year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at Vornado's option in 459,770 of its Common Shares or the cash equivalent of their appreciated value. Accordingly, cash of $5,000,000 and 459,770 Common Shares are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vests as of December 2, 1997. Further, Mr. Fascitelli was granted options for 1,750,000 Common Shares of Vornado.

          On April 15, 1997, Vornado consummated the acquisition, through an operating partnership, of interests in all or a portion of seven Manhattan office buildings and a management company held by the Mendik Group and certain of its affiliates. Simultaneously with the closing of this transaction, and in connection therewith, Vornado converted to an Umbrella Partnership REIT (UPREIT) by transferring (by contribution, merger or otherwise) all or substantially all of the interests in its properties and other assets to the Operating Partnership, of which Vornado is the sole general partner. As a result of such conversion, Vornado's activities will be conducted through the Operating Partnership.

          The consideration for the Mendik transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership and $215,000,000 in indebtedness. Vornado financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $72- 3/4 per share. The offering, net of expenses, generated approximately $276,000,000.

          On April 18, 1997, the Operating Partnership acquired The Montehiedra Town Center located in San Juan, Puerto Rico, from Kmart Corporation ("Kmart") for approximately $74,000,000, of which $63,000,000 is newly-issued ten year indebtedness. The Montehiedra shopping center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store. In addition, the Operating Partnership agreed to acquire Kmart's 50% interest in the Caguas Centrum Shopping Center, which is currently under construction, located in Caguas, Puerto Rico. This acquisition is expected to close in 1998.

          On May 7, 1997, the Operating Partnership acquired a mortgage loan from a bank secured by a mortgage on the office building located at 90 Park Avenue, New York, New York. The purchase price of the mortgage loan was approximately $185,000,000. The mortgage loan, which is in default, has a face value of $193,000,000.

          Further, on June 27, 1997, the Operating Partnership acquired for approximately $26,000,000 four properties previously owned by affiliates of the Riese Organization. These properties are located in Manhattan, New York. Vornado also made a $41,000,000 mortgage loan to Riese Affiliates cross collateralized by ten other Manhattan properties. This increasing rate loan bears an initial interest rate of 9.75% and has a five year term.

          On July 17, 1997, the Operating Partnership obtained a $600,000,000 unsecured three-year revolving credit facility from a bank group led by Union Bank of Switzerland. The Operating Partnership borrowed $250,000,000 under the facility at a blended interest rate of 6.48% (LIBOR plus .82%). The Operating Partnership used the proceeds from the borrowing together with working capital to repay a $400,000,000 term loan facility it had obtained in April 1997.

                              VORNADO REALTY L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          The Operating Partnership anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions may require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings Per Share". The statement is effective for fiscal years ending after December 15, 1997. The Operating Partnership believes that this pronouncement will not have a material effect on its net income per share.

                              VORNADO REALTY L. P.



PART II.    OTHER INFORMATION


         ITEM 1.   LEGAL PROCEEDINGS

                   Vornado 90 Park Avenue L.L.C., a subsidiary of the Operating
                Partnership, is a plaintiff in an action to foreclose the mortgage on the building at 90 Park Avenue, New York, pending in the Supreme Court of the State of New York, County of New York. The action was initially brought by Sumitomo Trust & Banking Co., Ltd., New York Branch ("Sumitomo"), as the owner of the mortgage. Vornado 90 Park Avenue L.L.C. was substituted as plaintiff after acquiring an assignment of the mortgage from Sumitomo. The mortgagors and other defendants have asserted certain defenses to the foreclosure action, including the defense that the mortgage and underlying note should be deemed void and declared satisfied. Although there has not yet been any court adjudication and therefore no assurances can be given, management believes it will ultimately prevail in this action.

                   In January 1997, two individual investors in Mendik Real
                Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Operating Partnership which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse affect on the Operating Partnership.

                              VORNADO REALTY L. P.



            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

               (a)      Exhibits:  The following exhibits are filed with this
                                    Quarterly Report on Form 10-Q.

                        10   Revolving Credit Agreement.

                        11   Statement Re Computation of Per Share Earnings.

                        27   Financial Data Schedule.

               (b)      Reports on Form 8-K

                             None

                              VORNADO REALTY L. P.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   VORNADO REALTY L. P.
                                             --------------------------------
                                                        (Registrant)

                                        BY:      VORNADO REALTY TRUST
                                             --------------------------------
                                                   (General Partner)



Date:  August 7, 1997                                /s/ Joseph Macnow
                                              -------------------------------
                                                       JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                              VORNADO REALTY L. P.

                                  EXHIBIT INDEX

                                                                                            PAGE NUMBER IN
                                                                                              SEQUENTIAL
      EXHIBIT NO.                                                                              NUMBERING
      -----------                                                                              ---------

          10          Revolving Credit Agreement dated as of July 17, 1997
                      among Vornado Realty L.P., as borrower, Vornado
                      Realty Trust, as General Partner, and Union Bank of
                      Switzerland, as Bank and Administrative Agent.                                21

          11          Statement Re Computation of Per Share Earnings.                               93

          27          Financial Data Schedule.                                                      94