Form 10-Q
period 1997-09-30
VORNADO REALTY LP
filed 1997-11-14
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 22


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ___________________

Commission File Number:   000-22685


                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                    13-3925979
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)


Park 80 West, Plaza II, Saddle Brook, New Jersey                 07663
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


                                  (201)587-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

                               VORNADO REALTY L.P.

                                      INDEX



                                                                     Page Number

PART I. Financial Information:

   Item 1. Financial Statements:

           Consolidated Balance Sheets as of September 30, 1997 and
           December 31, 1996.................................................  3

           Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 1997 and September 30, 1996...................  4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1997 and September 30, 1996...................  5

           Notes to Consolidated Financial Statements........................  6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 13



PART II. Other Information:


   Item 1. Legal proceedings................................................. 20


   Item 6. Exhibits and Reports on Form 8-K.................................. 20

Signatures      ............................................................. 21

Exhibit Index   ............................................................. 22

Exhibit 11      ............................................................. 23

Exhibit 27      ............................................................. 24



ALL UNIT AND PER UNIT INFORMATION HAS BEEN ADJUSTED TO REFLECT A 2 FOR 1 SPLIT OF THE UNITS EFFECTED IN CONNECTION WITH VORNADO REALTY TRUST'S STOCK SPLIT ON OCTOBER 20, 1997.

PART I.  FINANCIAL INFORMATION

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

                                                      September 30, December 31,
                                                          1997          1996
                                                       -----------   ---------
ASSETS:

Real estate, at cost:
    Land                                               $   251,028    $  60,778
    Buildings and improvements                             957,028      313,885
    Leasehold improvements and equipment                     9,230        8,535
                                                       -----------    ---------
         Total                                           1,217,286      383,198
    Less accumulated depreciation and
      amortization                                        (162,572)    (147,549)
                                                       -----------    ---------
    Real estate, net                                     1,054,714      235,649


Cash and cash equivalents, including U.S.
    government obligations under repurchase
    agreements of $32,265 and $17,036                       58,367       89,696
Restricted cash                                             27,571           --
Marketable securities                                       31,277       27,549
Investment in and advances to Alexander's, Inc.            107,446      107,628
Investments in partnerships and joint ventures              58,177           --
Investment in and advances to
    management companies                                    13,250        5,193
Due from officers                                            8,664        8,634
Accounts receivable, net of allowance for
    doubtful accounts of $917 and $575                      15,331        9,786
Officer's deferred compensation expense                      4,170       22,917
Mortgage loans receivable                                   84,663       17,000
Receivable arising from the
    straight-lining of rents                                21,999       17,052
Other assets                                                62,277       20,500
                                                       -----------    ---------

TOTAL ASSETS                                           $ 1,547,906    $ 561,604
                                                       ===========    =========

                                                      September 30, December 31,
                                                          1997          1996
                                                       -----------   ---------
LIABILITIES AND PARTNERS' CAPITAL:

Notes and mortgages payable                           $   768,556     $ 228,787
Due for U.S. treasury obligations                              --         9,636
Accounts payable and accrued expenses                      27,050         9,905
Deferred leasing fee income                                10,461         8,373
Officer's deferred compensation payable                    25,000        25,000
Other liabilities                                           3,526         3,646
                                                      -----------     ---------
         Total liabilities                                834,593       285,347
                                                      -----------     ---------

Commitments and contingencies
Partners' capital:
 Preferred units of beneficial interest:
  no par value per unit; authorized,
  20,000,000 units; liquidation
  preference $50.00 per unit; issued,
  5,750,000 units                                        277,168            --
 General partnership units: 53,120,954
   and 53,095,360 outstanding in each
   period                                                 360,365       359,918
 Limited partnership units: 5,683,048
   outstanding at September 30, 1997                      178,411            --
 Partnership deficit                                      (98,657)      (77,574)
                                                      -----------     ---------
                                                          717,287       282,344
 Unrealized gain (loss) on securities
   available for sale                                       1,021          (998)
 Due from officers for purchase of common
   units of beneficial interest                            (4,995)       (5,089)
                                                      -----------     ---------
         Total partners' capital                          713,313       276,257
                                                      -----------     ---------

TOTAL LIABILITIES AND
 PARTNERS' CAPITAL                                    $ 1,547,906     $ 561,604
                                                      ===========     =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except share amounts)

                                           FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                          ----------------------------  ----------------------------
                                          September 30,  September 30,  September 30,  September 30,
                                              1997           1996           1997           1996
                                          ------------   ------------   ------------   ------------
Revenues:
 Property rentals                         $     49,882   $     21,927   $    113,353   $     65,084
 Expense reimbursements                         10,763          6,410         25,924         20,111
 Other income (including fee income from
   related parties of $592 and $671
   and $1,236 and $1,476)                        1,223            726          2,550          1,723
                                          ------------   ------------   ------------   ------------
Total revenues                                  61,868         29,063        141,827         86,918
                                          ------------   ------------   ------------   ------------

Expenses:
 Operating                                      21,899          8,885         48,557         26,944
 Depreciation and amortization                   6,611          2,929         15,040          8,661
 General and administrative                      3,460          1,381          8,208          3,889
 Amortization of officer's deferred
   compensation expense                          6,249             --         18,747             --
                                          ------------   ------------   ------------   ------------
Total expenses                                  38,219         13,195         90,552         39,494
                                          ------------   ------------   ------------   ------------

Operating income                                23,649         15,868         51,275         47,424

Income (loss) applicable to Alexander's:
 Equity in income (loss)                           (40)          (185)           (47)          (304)
 Depreciation                                     (150)          (157)          (450)          (472)
 Interest income on loan                         1,534          1,708          4,683          5,167
Income from investment in management
 companies                                         398            344            918          1,723
Equity in net income of investees                  271             --            553             --
Interest income on mortgage
 loans receivable                                3,403            661          7,708          1,911
Other interest and dividend income               2,351            728          9,125          2,501
Interest and debt expense                      (13,622)        (4,208)       (30,972)       (12,623)
Gain on marketable securities                      332            180            911            654
                                          ------------   ------------   ------------   ------------
Net Income                                      18,126         14,939         43,704         45,981
Preferred unit distributions                    (5,241)            --        (10,096)            --
Preferential allocations                        (2,500)            --         (4,600)            --
                                          ------------   ------------   ------------   ------------
Net Income applicable to Class A units    $     10,385   $     14,939   $     29,008   $     45,981
                                          ============   ============   ============   ============

Net Income per Class A units              $        .19   $        .31   $        .54   $        .94
                                          ============   ============   ============   ============

Weighted average number of Class A
  units and Class A unit equivalents
  outstanding during period                 53,963,054     49,107,516     53,627,027     48,996,190

Cash distributions per Class A unit       $        .32   $        .31   $        .96   $        .92


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                     FOR THE NINE MONTHS ENDED
                                                                   ----------------------------
                                                                   September 30,  September 30,
                                                                       1997            1996
                                                                     ---------       --------
Cash flows from operating activities:
 Net income                                                          $  43,704       $ 45,981
 Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation and amortization (including debt issuance costs)     16,012          9,431
      Amortization of officer's deferred compensation expense           18,747             --
      Straight-lining of rental income                                  (4,947)        (1,912)
      Equity in loss of Alexander's,
        including depreciation of $450 and $471                            497            776
      Equity in net income of investees                                   (553)            --
      Gain on marketable securities                                       (911)          (654)
 Changes in operating assets and liabilities                            (8,532)        (3,725)
                                                                     ---------       --------
Net cash provided by operating activities                               64,017         49,897
                                                                     ---------       --------

Cash flows from investing activities:
 Mendik acquisition                                                   (263,790)            --
 Investment in mortgage loans receivable                               (67,663)       (17,000)
 Investments in partnerships and joint ventures                        (19,912)            --
 Cash restricted for tenant improvements                               (27,571)            --
 Additions to real estate                                             (288,383)       (11,459)
 Purchases of securities available for sale                             (3,436)            --
 Proceeds from sale or maturity of securities available for sale            --         41,490
                                                                     ---------       --------
Net cash (used in) provided by investing activities                   (670,755)        13,031
                                                                     ---------       --------

Cash flows from financing activities:
 Proceeds from the issuance of preferred units                         276,000             --
 Proceeds from borrowings                                              523,000         10,000
 Repayments on borrowings                                             (151,177)          (781)
 Debt issuance costs                                                    (3,038)            --
 Repayment of borrowings on U.S. treasury obligations                   (9,636)       (40,312)
 Proceeds from borrowings on U.S. treasury obligations                      --         10,000
 Distributions paid                                                    (60,187)       (44,559)
 Issuance of units                                                         447          5,366
                                                                     ---------       --------
Net cash provided by (used in) financing activities                    575,409        (60,286)
                                                                     ---------       --------

Net (decrease) increase in cash and cash equivalents                   (31,329)         2,642
Cash and cash equivalents at beginning of period                        89,696         19,127
                                                                     ---------       --------

Cash and cash equivalents at end of period                           $  58,367       $ 21,769
                                                                     =========       ========

Supplemental disclosure of cash flow information:
 Cash payments for interest                                          $  29,983       $ 11,853
                                                                     =========       ========

Non-cash transactions:
 Unrealized gain (loss) on securities available for sale             $   2,019       $   (173)
                                                                     =========       ========

 The non-cash portion of the consideration for the Mendik acquisition of $392,272 is not reflected in cash flows from investing activities above.

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

      On April 15, 1997, Vornado Realty Trust ("Vornado") converted to an Umbrella Partnership REIT (UPREIT) by transferring all or substantially all of the interests in its properties and other assets to Vornado Realty L.P. (the "Operating Partnership"), of which Vornado owns 90.4% and is the sole general partner. As a result of such conversion, Vornado's activities are conducted through the Operating Partnership. The transfer has been accounted for as a transfer of entities under common control, accordingly the financial statements have been prepared on the historical cost basis.

2.    Basis of Presentation

      The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and September 30, 1996 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1997 and September 30, 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vornado's 1996 Annual Report to Shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

      The accompanying unaudited consolidated condensed financial statements include all the accounts of the Operating Partnership. Properties which are wholly owned or controlled by the Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated. Equity interests in certain partnerships and joint ventures, which represent non-controlling ownership interests, are accounted for under the equity method of accounting as the Operating Partnership exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

3.    Acquisitions

         Mendik Transaction

      Simultaneously with the formation of the Operating Partnership, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and a management company held by the Mendik Group (Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them) and certain of its affiliates (the "Mendik Transaction"), which is operated as the Mendik Division. The Mendik properties include (i) wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership issued to persons other than Vornado ("Minority Interests") and $215,000,000 in indebtedness. The acquisition was recorded under the purchase method of accounting.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Vornado financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $36-3/8 per share. The offering, net of expenses, generated approximately $276,000,000.

      Puerto Rico Transactions

      On April 18, 1997, the Operating Partnership acquired The Montehiedra Town Center ("Montehiedra") located in San Juan, Puerto Rico, from Kmart for approximately $74,000,000, of which $63,000,000 was newly issued ten-year indebtedness. The Montehiedra shopping center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store.

      In addition, the Operating Partnership agreed to acquire Kmart's 50% interest in the Caguas Centrum Shopping Center, which is currently under construction, located in Caguas, Puerto Rico. The purchase price for Caguas Centrum Shopping Center is expected to be approximately $68,000,000 (of which $11,000,000 would be cash and $57,000,000 would be newly issued debt), including approximately $9,000,000 for the Kmart store, which the Operating Partnership has the option to acquire. The acquisition is expected to close in 1998.

      90 Park Avenue

      On May 7, 1997, the Operating Partnership acquired a mortgage loan from a consortium of banks secured by a mortgage on the office building located at 90 Park Avenue, Manhattan, New York. On August 21, 1997, the Operating Partnership entered into an agreement with the owners of 90 Park Avenue pursuant to which the Operating Partnership restructured the mortgage, took title to the land and obtained a 43-year lease on the building under which the Operating Partnership manages the building and receives the building's cash flow. As part of the restructuring, the amount of the debt was adjusted from the face value of $193,000,000 to the May 1997 acquisition cost of $185,000,000, the maturity date of the debt was extended to August 31, 2022 and the interest rate was set at 7.5%. The Operating Partnership purchased the land from the borrower for $8,000,000, which was further applied to reduce the debt to $177,000,000.
The remaining investment has been classified as real estate.

      Riese Transactions

      On June 27, 1997, the Operating Partnership acquired for approximately $26,000,000 four properties previously owned by affiliates of the Riese Organization. These properties are located in midtown Manhattan. The Operating Partnership also made a $41,000,000 mortgage loan to Riese affiliates cross-collateralized by ten other Manhattan properties. This five-year increasing rate loan bears an initial interest rate of 9.75%.

      Arbor Property Trust

     On August 22, 1997, Vornado entered into an Agreement and Plan of Merger among Vornado, Arbor Property Trust ("Arbor") and Trees Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of the Operating Partnership, pursuant to which Arbor is to be merged with and into Merger Sub. Upon the merger becoming effective, each common share of beneficial interest of Arbor will be converted into the right to receive, and become exchangeable for, at the election of the holder, 0.243810 Common Shares or 0.153846 Series A Convertible Preferred Shares, each such Series A Preferred Share being convertible into
1.37456 Common Shares. The closing of this transaction is subject to the approval of Arbor's shareholders and certain other conditions; accordingly, there can be no assurance that the proposed transaction will ultimately be completed. A meeting of Arbor shareholders to vote on the merger is scheduled for December 4, 1997.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Arbor is a single-property real estate investment trust organized as a business trust under the laws of the state of Delaware. Arbor, through its wholly-owned subsidiary Green Acres Mall, L.L.C., owns and operates the Green Acres Mall, a 1.7 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 179,000 square foot shopping center which is anchored by Kmart and Waldbaums.

      Hotel Pennsylvania Investment

      On September 24, 1997, the Operating Partnership acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. The venture intends to create a sports-themed hotel and entertainment complex. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. have 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Operating Partnership manages the site's retail and office space, and Hotel Properties manages the hotel.

      YMCA Development

      On September 24, 1997, the Operating Partnership entered into an agreement to acquire a portion of a property now occupied by the YMCA which overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. Pursuant to the agreement, a preferred stock affiliate of Vornado will develop approximately 44,000 square feet for use by the YMCA and develop approximately 150,000 square feet for sale as residential condominiums. The agreement contemplates the negotiation and execution of additional related agreements. The purchase price for the property is approximately $8,400,000, and the Operating Partnership estimates that development costs (including development of the YMCA facilities) will be approximately $55,000,000. The transaction is expected to close by the end of 1997; however, there can be no assurance that the proposed transaction will ultimately be completed.

      20 Broad Street Mortgage

      On September 24, 1997, the Operating Partnership purchased at a discount a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York from a bank for $27,000,000. The mortgage, which is in default, will yield approximately 12% on the purchase price. The property is leased to a number of tenants. The largest such tenant, the New York Stock Exchange, leases approximately 53% of the property. As part of the Mendik Transaction described above, the Operating Partnership obtained an option to acquire from the Mendik Group its portion of the fee interest in this property.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Pro Forma Information

      The unaudited pro forma information set forth below presents the condensed statements of income for Operating Partnership for the nine months ended September 30, 1997 and 1996 as if the following had occurred on January 1, 1996:
(a) the Mendik Transaction, (b) the acquisitions of, or investments in, 90 Park Avenue, Arbor, Montehiedra, Riese and the Hotel Pennsylvania (each as described above) and (c) the acquisitions of, or investments in, Charles E. Smith Commercial Realty L.P. and the Cold Storage Companies and the sale of Common Shares and the use of proceeds therefrom (as described in Note 11 -
 "Subsequent Events").

                                                        Pro Forma
                                          --------------------------------------
                                          Nine Months Ended    Nine Months Ended
                                          September 30, 1997  September 30, 1996
                                          ------------------  ------------------
     Revenues                                $ 226,864,000      $ 223,079,000
                                             =============      =============

     Net income                              $  82,534,000      $  78,742,000
     Preferred unit distributions              (15,233,000)       (15,233,000)
                                             -------------      -------------
     Net income applicable to
        Class A units                        $  67,301,000      $  63,509,000
                                             =============      =============

     Net income per Class A unit             $         .95      $         .92
                                             =============      =============

     The pro forma results for the nine months ended September 30, 1997, include Mendik non-recurring lease cancellation income of $14,357,000, partially offset by related expenses of $2,776,000. This income and related expenses are not included in funds from operations as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations (see page 16).


4.    Investments in and Advances to Alexander's (a related party):

      Below are summarized Statements of Operations of Alexander's:

                                             Nine Months        Nine Months
                                                Ended              Ended
                                         September 30, 1997  September 30, 1996
                                         ------------------  ------------------
      Revenues                             $ 18,775,000         $ 15,749,000
      Expenses                              (10,158,000)          (8,689,000)
                                           ------------         ------------
      Operating income                        8,617,000            7,060,000
      Interest and debt expense              (9,855,000)         (10,393,000)
      Interest and other income, net          1,078,000            2,294,000
                                           ------------         ------------
      Net loss from continuing operations  $   (160,000)        $ (1,039,000)
                                           ============         ============

    Vornado's 29.3% equity in loss         $    (47,000)        $   (304,000)
                                           ============         ============

      The Operating Partnership recognized leasing fee income under a leasing agreement (the "Leasing Agreement") with Alexander's of $173,000 and $157,000 for the three months ended September 30, 1997 and 1996 and $539,000 and $514,000 for the nine months ended September 30, 1997 and 1996. Subject to the payment of rents by Alexander's tenants, the Operating Partnership is due $6,408,000 at September 30, 1997 under such agreement. The lease which the Operating Partnership had previously negotiated with Caldor on behalf of Alexander's for its Fordham Road property was rejected in June 1997 in Caldor's bankruptcy proceedings, resulting in $1,254,000 of previously recorded leasing fees receivable and deferred leasing fee income being reversed in the quarter ended September 30, 1997. In addition to the leasing fees received by the Operating Partnership, Vornado Management Corp. receives management fees from Alexander's (see Note 7).

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Debt

      On July 17, 1997, the Operating Partnership obtained a $600,000,000 unsecured three-year revolving credit facility from a bank group led by Union Bank of Switzerland. The facility contains customary loan covenants including, among others, limits on total outstanding indebtedness; maximum loan to value ratios; minimum debt service coverage and minimum market capitalization requirements. Interest is at LIBOR plus .70% to 1.00% depending on Vornado's senior debt rating. The credit facility has a competitive bid option program, which allows Vornado to hold auctions among banks participating in the facility for short term borrowings of up to $300,000,000. Vornado paid a fee of $1,800,000 at closing and will pay a commitment fee quarterly over the remaining term of the facility ranging from .15% to .20% on the full facility amount.

      Simultaneously with the closing, the Operating Partnership borrowed $250,000,000 and used the proceeds, together with working capital, to repay a $400,000,000 term loan it had obtained in April 1997. At September 30, 1997, the Operating Partnership had $310,000,000 outstanding under the facility at a blended rate of 6.50% (LIBOR plus .82%). On October 27, 1997, these borrowings were repaid with a portion of the proceeds from the sale of common shares.

6.    Mortgage Loans Receivable

      At September 30, 1997, the Operating Partnership has $129,663,000 of Mortgage loans receivable, of which $45,000,000 is reflected as part of "Investment in and Advances to Alexander's, Inc." in the Consolidated Balance Sheets. At least annually, and more frequently if circumstances warrant, the Operating Partnership evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired.

7.    Management Companies

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

                              For The Three Months Ended   For The Nine Months Ended
                              --------------------------   -------------------------
                              September 30, September 30, September 30, September 30,
                                  1997          1996          1997           1996
                               -----------   -----------   -----------   -----------
Revenues:
   Management fees from:
      Alexander's              $   938,000   $ 1,037,000   $ 2,813,000   $ 4,405,000
      Mendik properties          1,102,000            --     1,858,000            --
                               -----------   -----------   -----------   -----------
                                 2,040,000     1,037,000     4,671,000     4,405,000

Expenses:
   General and administrative   (1,623,000)     (585,000)   (3,749,000)   (1,819,000)
   Interest, net                  (241,000)      (74,000)     (532,000)     (216,000)
                               -----------   -----------   -----------   -----------

Income before income taxes         176,000       378,000       390,000     2,370,000
Income taxes                       (70,000)     (154,000)     (158,000)     (968,000)
                               -----------   -----------   -----------   -----------
   Net income                      106,000       224,000       232,000     1,402,000
Preferred dividends               (101,000)     (213,000)     (220,000)   (1,332,000)
                               -----------   -----------   -----------   -----------
Net income available to
   common shareholders         $     5,000   $    11,000   $    12,000   $    70,000
                               ===========   ===========   ===========   ===========

     The management fee income from Alexander's in the nine months ended September 30, 1996, includes $1,343,000 of fees recorded in the first quarter of 1996 related to the completion of the redevelopment of Alexander's Rego Park I property. In addition to the preferred dividends the Operating Partnership received, it also earned interest income on its loans to the management companies of $297,000 and $131,000 for the three months ended September 30, 1997 and 1996 and $698,000 and $391,000 for the nine months September 30, 1997 and 1996.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Other Related Party Transactions

     The Operating Partnership currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Operating Partnership pursuant to the management agreement were $470,000 and $565,000 for the three months ended September 30, 1997 and 1996 and $847,000 and $1,112,000 for the nine months ended September 30, 1997 and 1996.

     The Mendik Group owns an entity which provides cleaning and related services and security services to office properties. The Operating Partnership has entered into contracts with the Mendik Group to provide such services in the seven Manhattan office buildings acquired in the Mendik Transaction. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Operating Partnership believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Operating Partnership. The Operating Partnership was charged fees in connection with these contracts of $3,292,000 for the three months ended September 30, 1997 and $5,899,000 for the period from April 15, 1997 to September 30, 1997.

9.   Preferential Allocations

     Holders of Class C, D and E Units distributed in connection with the Mendik Transaction are entitled to preferential distributions, Holders of Class D and E Units are entitled to a preferential annual distribution rate of $2.015. Holders of Class C Units are entitled to a preferential annual distribution rate of $1.69. Class C Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $.4225 per quarter ($1.69 annually) for four consecutive quarters. Class D and E Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $.503750 per quarter ($2.015 annually) for four consecutive quarters. Generally, the value of each Class A Unit, equates to one common share of beneficial interest of Vornado. These per unit distribution rates have been adjusted to reflect a 2 for 1 split of the units effected in connection with Vornado's stock split on October, 20, 1997. Preferential distributions aggregated $2,500,000 for the three months ended September 30, 1997 and $4,600,000 for the period from April 15, 1997 to September 30, 1997 and will aggregate $10,370,000 on an annual basis.

10. Contingencies

     In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Operating Partnership which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Operating Partnership.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  Subsequent Events

     Stock Split

     On October 20, 1997, Vornado paid a 100% common share dividend to shareholders of record of Common Shares at the close of business on October 15, 1997. The Operating Partnership units were split 2 for 1 in connection therewith.

     Sale of Common Shares

     On October 27, 1997, Vornado completed the sale of 14,000,000 common shares at a price of $45.00 per share which, net of expenses, yielded approximately $598,740,000. On November 7, 1997, Vornado's underwriters exercised their over-allotment option in full and purchased an additional 2,100,000 shares at $45.00 per share. The net proceeds were used to repay $310,000,000 outstanding under the Operating Partnership's line of credit and to fund a portion of the purchase price of certain acquisitions noted below.

     Charles E. Smith Commercial Realty Investment

     On October 31, 1997, the Operating Partnership acquired a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P. for $60,000,000. Charles E. Smith Commercial Realty L.P. owns interests in and manages approximately 7.2 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14 million square feet of office and other commercial properties in the Washington D.C. area.

     Cold Storage

     On October 31, 1997, two partnerships in which preferred stock affiliates of Vornado have 60% interests and affiliates of Crescent Real Estate Equities Company have 40% interests acquired Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). Americold and URS are cold storage and logistics warehouse companies. The consideration for these transactions totaled approximately $950,000,000, including $660,000,000 of indebtedness.

     Establishment of New Operating Company

     Vornado is contemplating the establishment of a new taxable operating company to conduct certain activities that would not be permitted to be conducted by Vornado as a REIT and is currently in the process of preparing a registration statement to be filed with the Securities and Exchange Commission with respect thereto. If such action takes place, the Operating Partnership would spin off pro rata to its partners, including Vornado, the shares of the new company, and Vornado would distribute pro rata to holders of its Common Shares the shares it receives. No assurance can be given concerning the timing of any such transactions, or whether such transaction will occur.

                               VORNADO REALTY L.P.

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

RESULTS OF OPERATIONS

     The Operating Partnership's revenues, which consist of property rentals, tenant expense reimbursements and other income were $61,868,000 in the quarter ended September 30, 1997, compared to $29,063,000 in the prior year's quarter, an increase of $32,805,000. Revenues were $141,827,000 for the nine months ended September 30, 1997 compared to $86,918,000 in the prior year's nine months, an increase of $54,909,000. These increases reflect revenues of $28,621,000 and $47,538,000 for the quarter and the nine months ended September 30, 1997 from properties acquired in 1997.

     Property rentals were $49,882,000 in the quarter ended September 30, 1997, compared to $21,927,000 in the prior year's quarter, an increase of $27,955,000. Property rentals were $113,353,000 for the nine months ended September 30, 1997 compared to $65,084,000 in the prior year's nine months, an increase of $48,269,000. The increases for the quarter and the nine months ended September 30, 1997, resulted from:

                                      Quarter    Nine Months
                                    -----------  -----------
1997 Acquisitions:
  Mendik                            $19,780,000  $36,204,000
  90 Park Avenue                      3,382,000    3,382,000
  Montehiedra shopping center         2,086,000    3,809,000
  Riese                               1,351,000    1,351,000
                                    -----------  -----------
                                     26,599,000   44,746,000
1996 Acquisitions:
  825 Seventh Avenue                         --      472,000
Shopping center leasing activity        822,000    1,707,000
Step-ups in shopping center leases      534,000    1,344,000
                                    -----------  -----------
                                    $27,955,000  $48,269,000
                                    ===========  ===========

     Tenant expense reimbursements, which consist of the tenant's pro-rata share of common area maintenance expenses (such as snow removal costs, landscaping and parking lot repairs) real estate taxes and insurance, were $10,763,000 in the quarter ended September 30, 1997, compared to $6,410,000 in the prior year's quarter, an increase of $4,353,000. Tenant expense reimbursements were $25,924,000 for the nine months ended September 30, 1997, compared to $20,111,000 in the prior year's nine months, an increase of $5,813,000. Of these increases for the quarter and nine months, respectively, (i) $2,686,000 and $4,758,000 resulted from properties acquired in the Mendik Transaction, (ii) $763,000 in each period resulted from the acquisition of 90 Park Avenue and
(iii) $904,000 and $292,000 resulted from expenses passed through to tenants at the Operating Partnership's other properties.

     Operating expenses were $21,899,000 in the quarter ended September 30, 1997, as compared to $ 8,885,000 in the prior year's quarter, an increase of $13,014,000. Operating expenses were $48,557,000 in the nine months ended September 30, 1997, compared to $26,944,000 in the prior year's nine months, an increase of $21,613,000. Of these increases for the quarter and nine months, respectively, (i) $11,018,000 and $19,887,000 resulted from properties acquired in the Mendik Transaction and (ii) $1,664,000 in each period resulted from the acquisition of 90 Park Avenue.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation and amortization expense increased in 1997 as compared to 1996, primarily as a result of acquisitions.

     General and administrative expenses were $3,460,000 in the quarter ended September 30, 1997 compared to $1,381,000 in the prior year's quarter, an increase of $2,079,000. General and administrative expenses were $8,208,000 in the nine months ended September 30, 1997 compared to $3,889,000 in the prior year's nine months, an increase of $4,319,000. These increases resulted primarily from (i) Mendik division payroll and corporate office expenses of $997,000 and $1,464,000 for the quarter ended September 30, 1997 and the period from April 15, 1997 to September 30, 1997, (ii) cash compensation attributable to the employment of Vornado's President and (iii) higher professional fees.

     The Operating Partnership recognized an expense of $6,249,000 in the quarter ended September 30, 1997 and $18,747,000 in the nine months ended September 30, 1997 representing the amortization of the $25,000,000 deferred payment due to Vornado's President. The balance of the deferred payment will be amortized in 1997.

     Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $1,344,000 in the quarter ended September 30, 1997, compared to $1,366,000 in the prior year's quarter, a decrease of $22,000. Income applicable to Alexander's was $4,186,000 in the nine months ended September 30, 1997, compared to $4,391,000 in the prior year's nine months, a decrease of $205,000. These decreases resulted primarily from the reset of the interest rate on the loan to Alexander's from 16.43% to 15.60% in March 1997.

     Income from investment in management companies was $398,000 in the quarter ended September 30, 1997, compared to $344,000 in the prior year's quarter, an increase of $54,000. Income from investment in management companies was $918,000 in the nine months ended September 30, 1997, compared to $1,723,000 in the prior year's nine months, a decrease of $805,000. The increase in the current year's quarter resulted primarily from dividends from the Management Company acquired as part of the Mendik Transaction. The decrease in the current year's nine month period resulted primarily from additional fee income of $794,000 earned by VMC in the first quarter of the prior year relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

     Equity in net income of investees of $271,000 in the quarter ended September 30, 1997 and $553,000 in the nine months ended September 30, 1997, represents income primarily from investments in partnerships which own the partially owned properties acquired as part of the Mendik Transaction.

     Investment income (interest income on mortgage loans receivable, other interest and dividend income and net gains on marketable securities) was $6,086,000 for the quarter ended September 30, 1997, compared to $1,569,000 in the prior year's quarter, an increase of $4,517,000. Investment income was $17,744,000 for the nine months ended September 30, 1997, compared to $5,066,000 in the prior year's nine months, an increase of $12,678,000. Of these increases for the quarter and nine months, respectively, (i) $1,623,000 and $6,624,000 resulted primarily from income earned on the proceeds from the December 1996 public stock offering and the April 1997 term loan, (ii) $1,542,000 and $4,586,000 resulted from the Operating Partnership's mortgage loan on 90 Park Avenue and (iii) $1,118,000 in each period resulted from the Operating Partnership's mortgage loan in connection with the Riese transaction.

     Interest and debt expense was $13,622,000 for the quarter ended September 30, 1997, compared to $4,208,000 in the prior year's quarter, an increase of $9,414,000. Interest and debt expense was $30,972,000 for the nine months ended September 30, 1997, compared to $12,623,000 in the prior year's nine months, an increase of $18,349,000. Of these increases, (i) $4,869,000 and $10,003,000 resulted from borrowings under the Operating Partnership's revolving credit facility and a term loan (ii) $3,134,000 and $5,896,000 resulted from debt on the Mendik properties and (iii) $1,411,000 and $2,450,000 resulted from borrowings related to the acquisition of the Montehiedra Town Center in April 1997.

     The preferential allocations to Class C, D and E unit holders in the Operating Partnership aggregated $2,500,000 for the quarter ended September 30, 1997 and $4,600,000 for the period from April 15, 1997 to September 30, 1997.

     The preferred unit distributions of $5,241,000 and $10,096,000 are for the quarter ended September 30, 1997 and the period from April 9, 1997 to September 30, 1997 and include amortization of expenses in connection therewith of $569,000 and $1,168,000.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Nine Months Ended September 30, 1997

     Cash flows provided by operating activities of $64,017,000 was comprised of
(i) net income of $43,704,000 and (ii) adjustments for non-cash items of $28,845,000, partially offset by (iii) the net change in operating assets and liabilities of $8,532,000. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $18,747,000, (ii) depreciation and amortization of $16,012,000, (iii) equity in loss of Alexander's of $497,000, and (iv) minority interest of $4,600,000, partially offset by (v) the effect of straight-lining of rental income of $4,947,000 and (vi) equity in net income of investees of $553,000.

     Net cash used in investing activities of $670,755,000 was primarily comprised of (i) expenditures of $263,790,000 in connection with the Mendik Transaction, (ii) investments in mortgage loans receivable of $67,663,000,
(iii) capital expenditures and investments in partnerships and joint ventures of $308,295,000 (see details below) and (iv) restricted cash for tenant improvements of $27,571,000. Investments in mortgage loans receivable are comprised of (a) a loan to affiliates of the Riese Organization cross collateralized by ten Manhattan properties of $41,000,000 and (b) a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York purchased at a discount from a bank for $27,000,000. Capital expenditures and investments in partnerships and joint ventures are comprised of:

        Montehiedra shopping center                        $  74,000,000
        90 Park Avenue office building                       185,000,000
        Riese properties                                      26,000,000
        40% interest in Hotel Pennsylvania                    19,215,000
        Other                                                  4,080,000
                                                          --------------
                                                            $308,295,000
                                                            ============

     Net cash provided by financing activities of $575,409,000 was primarily comprised of proceeds from (i) borrowings of $523,000,000, and (ii) issuance of preferred units of $276,000,000, partially offset by (iii) repayment of borrowings of $151,177,000, (iv) distributions paid of $60,187,000 and (v) the repayment of borrowings on U.S. Treasury obligations of $9,636,000.

     Nine Months Ended September 30, 1996

     Cash flows provided by operating activities of $49,897,000 was comprised of
(i) net income of $45,981,000 and (ii) adjustments for non-cash items of $7,641,000, less (iii) the net change in operating assets and liabilities of $3,725,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $9,431,000, plus equity in income (loss) of Alexander's of $776,000, offset by the effect of straight-lining of rental income of $1,912,000. Further, during this period in connection with the rejection of a lease by an Alexander's tenant "Leasing fees and other receivables" decreased by $1,717,000 and "Deferred leasing fee income" correspondingly decreased. "Leasing fees and other receivables" of $1,592,000 were collected during this period. These amounts have been included in the net change in operating assets and liabilities shown in item (iii) above.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net cash provided by investing activities of $13,031,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $41,490,000, offset by (ii) the Operating Partnership's investment in a mortgage note receivable of $17,000,000 and (iii) capital expenditures of $11,459,000 (including $8,923,000 for the purchase of an office building).

     Net cash used in financing activities of $60,286,000 was primarily comprised of (i) the net repayment of borrowings on U.S. Treasury obligations of $30,312,000 and (ii) distributions paid of $44,559,000, offset by (iii) the proceeds from borrowings of $10,000,000.

     Funds from Operations for the Three and Nine Months ended September 30,
     -----------------------------------------------------------------------
1997 and 1996.
--------------
     Funds from operations were $17,056,000 in the quarter ended September 30, 1997, compared to $17,575,000 in the prior year's quarter, a decrease of $519,000 or 2.9%. Funds from operations were $43,789,000 in the nine months ended September 30, 1997, compared to $53,550,000 in the prior year's nine months, a decrease of $9,761,000 or 18.2%. Funds from operations for the three and nine months ended September 30, 1997 reflect amortization of the deferred payment due to Vornado's President and related compensation of $6,854,000 and $20,516,000. The following table reconciles funds from operations and net income:

                                          For The Three Months Ended    For The Nine Months Ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             1997           1996           1997           1996
                                         ------------   ------------   ------------   ------------
Net income applicable to Class A
     units                               $ 10,385,000   $ 14,939,000   $ 29,008,000   $ 45,981,000
Depreciation and amortization of
     real property                          6,466,000      2,828,000     14,623,000      8,394,000
Straight-lining of property rentals
     for rent escalations                    (830,000)      (635,000)    (2,317,000)    (1,912,000)
Leasing fees received in excess
     of income recognized                     480,000        468,000      1,333,000      1,358,000
Proportionate share of adjustments
     to Alexander's loss
     to arrive at funds from operations      (100,000)       (25,000)       (73,000)      (271,000)
Proportionate share of adjustments to
     net income of investees to arrive
     at funds from operations                 655,000             --      1,215,000             --
                                         ------------   ------------   ------------   ------------
Funds from operations                    $ 17,056,000   $ 17,575,000   $ 43,789,000   $ 53,550,000
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

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

                       For The Three Months Ended      For The Nine Months Ended
                      -----------------------------  -----------------------------
                      September 30,   September 30,  September 30,   September 30,
                          1997            1996           1997            1996
                      -------------   ------------   -------------   ------------
Operating activities  $  13,028,000   $ 16,121,000   $  64,017,000   $ 49,897,000
                      =============   ============   =============   ============

Investing activities  $ (40,942,000)  $   (129,000)  $(670,755,000)  $ 13,031,000
                      =============   ============   =============   ============

Financing activities  $(113,545,000)  $(10,971,000)  $ 575,409,000   $(60,286,000)
                      =============   ============   =============   ============

      The Operating Partnership has budgeted approximately $25,000,000 for capital expenditures over the next year of which $21,000,000 is for tenant improvements at its office properties and $4,000,000 is for tenant improvements and renovations at its shopping center properties. In addition, the Operating Partnership expects to invest approximately $55,000,000 in connection with its YMCA Development and approximately $25,000,000 in connection with its portion of the Hotel Pennsylvania investment (see below).

      In December 1996, Michael D. Fascitelli became the President of Vornado and was elected to the Vornado Board. Mr. Fascitelli signed a five year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at Vornado's option in 919,540 of its Common Shares or the cash equivalent of their appreciated value. Accordingly, cash of $5,000,000 and 919,540 Common Shares are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vests as of December 2, 1997. Further, Mr. Fascitelli was granted options for 3,500,000 Common Shares of Vornado.

      On April 15, 1997, Vornado consummated the acquisition, through the Operating Partnership, of interests in all or a portion of seven Manhattan office buildings and a management company held by the Mendik Group and certain of its affiliates. Simultaneously with the closing of this transaction, and in connection therewith, Vornado converted to an Umbrella Partnership REIT (UPREIT) by transferring (by contribution, merger or otherwise) all or substantially all of the interests in its properties and other assets to the Operating Partnership, of which Vornado is the sole general partner. As a result of such conversion, Vornado's activities are conducted through the Operating Partnership.

      The consideration for the Mendik transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership and $215,000,000 in indebtedness. Vornado financed the cash portion of this transaction with the proceeds of a public offering completed on April 9, 1997, of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6-1/2% and are convertible into common shares at $36-3/8 per share. The offering, net of expenses, generated approximately $276,000,000.

      Below is a summary of other transactions affecting the Operating Partnership's liquidity:

      Arbor Property Trust

      On August 22, 1997, Vornado entered into an Agreement and Plan of Merger among Vornado, Arbor Property Trust ("Arbor") and Trees Acquisition Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Operating Partnership, pursuant to which Arbor is to be merged with and into Merger Sub. Upon the merger becoming effective, each common share of beneficial interest of Arbor will be converted into the right to receive, and become exchangeable for, at the election of the holder, 0.243810 Common Shares or 0.153846 Series A Convertible Preferred Shares, each such Series A Preferred Share being convertible into 1.37456 Common Shares. The closing of this transaction is subject to the approval of Arbor's shareholders and certain other conditions; accordingly, there can be no assurance that the proposed transaction will ultimately be completed. A meeting of Arbor shareholders to vote on the merger is scheduled for December 4, 1997.

      Arbor is a single-property real estate investment trust organized as a business trust under the laws of the state of Delaware. Arbor, through its wholly-owned subsidiary Green Acres Mall, L.L.C., owns and operates the Green Acres Mall, a 1.7 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 179,000 square foot shopping center which is anchored by Kmart and Waldbaums.

      Hotel Pennsylvania Investment

      On September 24, 1997, the Operating Partnership acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. The venture intends to create a sports-themed hotel and entertainment complex. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. have 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Operating Partnership manages the site's retail and office space, and Hotel Properties manages the hotel.

      YMCA Development

      On September 24, 1997, the Operating Partnership entered into an agreement to acquire a portion of a property now occupied by the YMCA which overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. Pursuant to the agreement, a preferred stock affiliate of Vornado will develop approximately 44,000 square feet for use by the YMCA and develop approximately 150,000 square feet for sale as residential condominiums. The agreement contemplates the negotiation and execution of additional related agreements. The purchase price for the property is approximately $8,400,000, and the Operating Partnership estimates that development costs (including development of the YMCA facilities) will be approximately $55,000,000. The transaction is expected to close by the end of 1997; however, there can be no assurance that the proposed transaction will ultimately be completed.

      20 Broad Street Mortgage

      On September 24, 1997, the Operating Partnership purchased at a discount a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York from a bank for $27,000,000. The mortgage, which is in default, will yield approximately 12% on the purchase price. The property is leased to a number of tenants. The largest such tenant, the New York Stock Exchange, leases approximately 53% of the property. As part of the Mendik Transaction described above, the Operating Partnership obtained an option to acquire from the Mendik Group its portion of the fee interest in this property.

      Charles E. Smith Commercial Realty Investment

      On October 31, 1997, the Operating Partnership acquired a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P. for $60,000,000. Charles E. Smith Commercial Realty L.P. owns interests in and manages approximately 7.2 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14 million square feet of office and other commercial properties in the Washington D.C. area.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Cold Storage

      On October 31, 1997, two partnerships in which preferred stock affiliates of Vornado have 60% interests and affiliates of Crescent Real Estate Equities Company have 40% interests acquired Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). Americold and URS are cold storage and logistics warehouse companies. The consideration for these transactions totaled approximately $950,000,000, including $660,000,000 of indebtedness.


      Sale of Common Shares

      On October 27, 1997, Vornado completed the sale of 14,000,000 common shares at a price of $45.00 per share which, net of expenses, yielded approximately $598,740,000. On November 7, 1997, Vornado's underwriters exercised their over-allotment option in full and purchased an additional 2,100,000 shares at $45.00 per share. The net proceeds were used to repay $310,000,000 outstanding under the Operating Partnership's line of credit and will be used to fund a portion of the purchase price of certain acquisitions noted above.

      On July 17, 1997, the Operating Partnership obtained a $600,000,000 unsecured three-year revolving credit facility from a bank group led by Union Bank of Switzerland. Simultaneously with the closing, the Operating Partnership borrowed $250,000,000 and used the proceeds, together with working capital, to repay a $400,000,000 term loan it had obtained in April 1997. At September 30, 1997, the Operating Partnership had $310,000,000 outstanding under the facility at a blended rate of 6.50% (LIBOR plus .82%). On October 27, 1997, these borrowings were repaid with a portion of the proceeds from the sale of common shares.

      The Operating Partnership anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions may require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings Per Share". The statement is effective for fiscal years ending after December 15, 1997. The Operating Partnership believes that this pronouncement will not have a material effect on its net income per unit.

                               VORNADO REALTY L.P.


PART II.    OTHER INFORMATION

         Item 1.   Legal Proceedings

                   In January 1997, two individual investors in Mendik Real
                Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Operating Partnership which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Operating Partnership.

            Item 6.     Exhibits and Reports on Form 8-K.

               (a)      Exhibits:  The following exhibits are filed with this
                                   Quarterly Report on Form 10-Q.

                        11   Statement Re Computation of Per Share Earnings.

                        27   Financial Data Schedule.

               (b)      Reports on Form 8-K

                            During the quarter ended september 30, 1997, Vornado
                        Realty L.P. filed the reports on Form 8-K described below:


                  Date of Report
                  (Date of Earliest
                  Event Reported)     Item Reported                    Date Filed
                  -----------------   ----------------------------     -------------
                  June 27, 1997       Acquisition of properties        July 8, 1997
                                      from affiliates of the Riese
                                      Organization.


                  August 21, 1997     Acquisition of 90 Park Avenue    August 29, 1997
                                      Other events - pending merger
                                      with Arbor Property Trust.

                  August 21, 1997     Financial statements and pro     September 11, 1997
                                      forma financial information
                                      in connection with the
                                      acquisition of 90 Park Avenue
                                      and the pending merger with
                                      Arbor Property Trust.

                               VORNADO REALTY L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 VORNADO REALTY L.P.
                                          ------------------------------------
                                                    (Registrant)

                                             By: Vornado Realty Trust
                                                ------------------------------
                                                  (General Partner)



Date:  November 6, 1997
                                          ------------------------------------
                                                    JOSEPH MACNOW
                                            Vice President - Chief Financial
                                          Officer and Chief Accounting Officer

                               VORNADO REALTY L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 VORNADO REALTY L.P.
                                          ------------------------------------
                                                    (Registrant)

                                             By: Vornado Realty Trust
                                                ------------------------------
                                                  (General Partner)



Date:  November 6, 1997                         /s/ Joseph Macnow
                                          ------------------------------------
                                                    JOSEPH MACNOW
                                            Vice President - Chief Financial
                                          Officer and Chief Accounting Officer

                               VORNADO REALTY L.P.

                                  EXHIBIT INDEX


                                                                  Page Number in
                                                                    Sequential
    Exhibit No.                                                      Numbering
    -----------                                                      ---------



        11       Statement Re Computation of Per Share Earnings.          23

        27       Financial Data Schedule.                                 24