Form 10-K405
period 1997-12-31
VORNADO REALTY LP
filed 1998-03-31
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 69

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:      DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to  ___________________

Commission File Number:        000-22635

                              VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                         13-3925979
--------------------------------------------------  ----------------------------------------------
         (State or other jurisdiction of                           (I.R.S. Employer
          incorporation or organization)                        Identification Number)

 PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                       07663
--------------------------------------------------  ----------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number including area code:      (201) 587-1000

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Vornado Realty Trust for the annual meeting of shareholders to be held on May 27, 1998 is incorporated by reference into Part III.

                               TABLE OF CONTENTS

           ITEM                                                                  PAGE
           ----                                                                  ----

PART I.      1.   Business....................................................     3

             2.   Properties..................................................    10

             3.   Legal Proceedings...........................................    24

             4.   Submission of Matters to a Vote of Security Holders.........    24

                  Executive Officers of the Registrant........................    24

PART II.     5.   Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................    25

             6.   Selected Consolidated Financial Data........................    26

             7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    28

            7A.   Quantitative and Qualitative Disclosure about Market Risk...    35

             8.   Financial Statements and Supplementary Data.................    35

             9.   Changes In and Disagreements With Independent Auditors' on
                  Accounting and Financial Disclosure.........................    35

PART III.   10.   Directors and Executive Officers of the Registrant..........    61(1)

            11.   Executive Compensation......................................    61(1)

            12.   Security Ownership of Certain Beneficial Owners and
                  Management..................................................    61(1)

            13.   Certain Relationships and Related Transactions..............    61(1)

PART IV.    14.   Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................    61

SIGNATURES....................................................................    63

---------------

(1) These items are omitted because Vornado Realty Trust (see Item 1.) will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which is incorporated by reference herein. Information relating to Executive Officers of Vornado Realty Trust appears on page 24 of this Annual Report on Form 10-K.

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado Realty Trust to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations and (l) general competitive factors.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997, when Vornado Realty Trust ("Vornado") a fully-integrated real estate investment trust ("REIT"), converted to an Umbrella Partnership REIT (UPREIT) by transferring substantially all of its assets to the Operating Partnership. Vornado is the sole general partner of the Operating Partnership and owns a 92.7% limited partnership interest at December 31, 1997. As a result of such conversion, Vornado's activities are conducted through the Operating Partnership. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

          The Company currently owns directly or indirectly:

          (i) 59 shopping center properties in seven states and Puerto Rico containing approximately 12.4 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

          (ii) all or portions of 14 office building properties in the New York City metropolitan area (primarily Manhattan) containing approximately 8.4 million square feet;

          (iii) eight warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet;

          (iv) approximately 29.3% of the outstanding common stock of Alexander's, Inc., which has nine properties in the New York City metropolitan area;

          (v) a 60% interest in two partnerships that own Americold Corporation ("Americold") and URS Logistics Inc. ("URS" and, together with Americold, the "Cold Storage Companies"), which collectively own and operate 80 warehouse facilities nationwide with an aggregate of approximately 394 million cubic feet of refrigerated, frozen and dry storage space;

          (vi) a 40% interest in the Hotel Pennsylvania, a New York City hotel which contains 800,000 square feet of space with 1,700 rooms and 400,000 square feet of retail and office space;

          (vii) a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P., a partnership, which owns interests in and manages approximately 7.2 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington D.C., and manages an additional 14 million square feet of office and other commercial properties in the Washington, D.C. area; and

          (viii) other real estate and investments in mortgages collateralized by various office, restaurant and other retail properties.

     In addition, in January 1998, the Company entered into an agreement to acquire a substantial portion of the real estate portfolio of Joseph P. Kennedy Enterprises for approximately $625 million.

OBJECTIVES AND STRATEGY

     The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy, making opportunistic investments and executing its operating strategies through:

          - Maintaining a superior team of operating and investment professionals and an opportunistic entrepreneurial spirit;

          - Continuing to invest in quality office properties in selected markets where the Company believes there is high likelihood of capital appreciation;

          - Continuing to invest in retail properties in selected understored locations such as the New York metropolitan area; and

          - Investing in fully integrated operating companies that have a significant real estate component.

     Presently, the Company executes its strategy through the following functional groups:

          - The Company's office property group is based in New York City. It seeks to acquire and operate quality office properties in select geographic areas where there is significant potential for higher rents or increased cash flow through redevelopment.

          - The Company's retail property group is based in Saddle Brook, New Jersey. It seeks to maintain high tenant occupancy rates and strong rent levels by providing quality service and having retail properties in understored geographic areas, such as the New York metropolitan area. It also seeks to acquire additional properties in these areas.

          - The Company seeks to invest in integrated operating companies having a significant real estate based component and qualified, experienced operating management. The Company believes that by participating with operating management in strategic decision making and by providing access to efficient growth capital, it can enhance profitability.

     The Company expects to continue to utilize the capital markets to finance its growth, acquisitions and investments.

ACQUISITIONS

     Since January 1, 1997, the Company completed approximately $2.6 billion of real estate acquisitions or investments. In addition, approximately $900 million of acquisitions are currently pending; however, there can be no assurance that such acquisitions will ultimately be completed. The following table lists in chronological order the acquisitions or investments:

                                                                                         TOTAL
                     COMPLETED:                                  LOCATION            CONSIDERATION
                     ----------                                  --------            -------------
                                                                                     (IN MILLIONS)
The Mendik Transaction...............................         New York City             $  656
Montehiedra Town Center..............................     San Juan, Puerto Rico             74
90 Park Avenue.......................................         New York City                185
Riese Transactions...................................         New York City                 67
Hotel Pennsylvania...................................         New York City                 64
20 Broad Street Mortgage.............................         New York City                 27
Charles E. Smith Commercial Realty Investments.......        Washington, D.C.               60
Cold Storage.........................................  Throughout the United States        600
Arbor Property Trust (Green Acres Mall)..............     Long Island, New York            225
640 Fifth Avenue.....................................         New York City                 64
One Penn Plaza.......................................         New York City                410
150 East 58th Street.................................         New York City                118
Other................................................                                       30
                                                                                        ------
          Total Completed Acquisitions...............                                    2,580
                                                                                        ------
PENDING:
-------
Kennedy Properties...................................   Chicago & Washington, D.C.         625
YMCA Development.....................................         New York City                 64
Las Catalinas Mall...................................      Caguas, Puerto Rico              68
Hotel Pennsylvania -- additional investment..........         New York City                 70
Cold Storage Freezer Services, Inc...................   Midwestern section of the           80
                                                              United States
                                                                                        ------
          Total Pending Acquisitions.................                                      907
                                                                                        ------
          Total Acquisitions.........................                                   $3,487
                                                                                        ======

COMPLETED ACQUISITIONS

  Mendik Transaction

     In April 1997, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and the management company held by Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them (the "Mendik Group") and certain of their affiliates (the "Mendik Transaction"). The properties acquired include (i) four wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) three partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the Mendik Transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in limited partnership units of the Operating Partnership and $215,000,000 in indebtedness.

  Montehiedra Town Center

     In April 1997, the Company acquired The Montehiedra Town Center ("Montehiedra"), a shopping center, located in San Juan, Puerto Rico, from Kmart Corporation ("Kmart") for approximately $74,000,000, of which $63,000,000 was newly issued ten-year indebtedness. The center, which opened in 1994, contains 525,000 square feet, including a 135,000 square foot Kmart store.

  90 Park Avenue

     In May 1997, the Company acquired a mortgage loan from a consortium of banks collateralized by an office building located at 90 Park Avenue, Manhattan, New York. In August 1997, the Company entered into an agreement with the owners of 90 Park Avenue pursuant to which the Company restructured the mortgage, took title to the land and obtained a 43-year lease on the building under which the Company manages the building and receives the building's cash flow. As part of the restructuring, the amount of the debt was adjusted from the face value of $193,000,000 to the May 1997 acquisition cost of $185,000,000, the maturity date of the debt was extended to August 31, 2022 and the interest rate was set at 7.5%. The Company also purchased the land for $8,000,000, which was further applied to reduce the debt to $177,000,000. This investment has been classified as real estate.

  Riese Transactions

     In June 1997, the Company acquired four properties containing an aggregate of approximately 80,000 square feet of retail and office space for approximately $26,000,000. The properties were previously owned by affiliates of the Riese Organization. These properties are located in midtown Manhattan. The Company also made a $41,000,000 mortgage loan to Riese affiliates cross-collateralized by ten other Manhattan properties containing an aggregate of approximately 172,000 square feet of retail and office space. The mortgage loan has a five-year term and an initial interest rate of 9.75% increasing annually.

  Hotel Pennsylvania Investment

     In September 1997, the Company acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. from a group of partnerships. The venture intends to refurbish the property creating a sports-themed hotel and entertainment complex. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. have 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Company's share of the purchase price was approximately $64,000,000. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Company manages the site's retail and office space, and Hotel Properties Limited manages the hotel. On March 24, 1998, the Company entered into an agreement to increase its interest in the Hotel Pennsylvania from 40% to 80%. Under the agreement, the Company will purchase the 40% interest of Hotel Properties Limited for approximately $70 million, including $48 million of existing debt. The increase in the Company's interest is subject to reduction to 67%, should Planet Hollywood International exercise its prorata option.

  20 Broad Street Mortgage

     In September 1997, the Company purchased from a bank, at a discount, a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York for $27,000,000. The mortgage, which is in default, yields approximately 12%. The property is leased to a number of tenants. The largest such tenant, the New York Stock Exchange, leases approximately 53% of the property. As part of the Mendik Transaction previously described, the Company obtained an option to acquire from the Mendik Group its portion of the leasehold interest in this property.

  Charles E. Smith Commercial Realty Investment

     In October 1997, the Company acquired a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P. for $60,000,000 in a partnership roll-up. The partnership owns interests in and manages approximately 7.2 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14 million square feet of office and other commercial properties in the Washington, D.C. area.

  Cold Storage

     In October 1997, two partnerships in which preferred stock affiliates of the Company have 60% interests and affiliates of Crescent Real Estate Equities Company have 40% interests acquired the Cold Storage Companies from affiliates of Kelso & Company, Inc. and other owners. The consideration for these transactions totaled approximately $1,000,000,000, including $628,000,000 of indebtedness. The Company's share of the purchase price was approximately $600,000,000.

     The Cold Storage Companies own and operate 80 refrigerated warehouses with an aggregate of approximately 394 million cubic feet.

     On March 25, 1998, the Cold Storage Companies entered into an agreement to acquire the assets of Freezer Services, Inc., consisting of nine cold storage warehouses for approximately $134 million, including $22 million of indebtedness.

  Arbor Property Trust

     In December 1997, the Company acquired Arbor Property Trust ("Arbor") for approximately $225 million and merged it into the Company. The purchase price was comprised of 2,936,000 common shares of beneficial interest of Vornado, 39,400 Series A Convertible Preferred Shares of Vornado and the assumption of $125 million of property level debt. Arbor owned the Green Acres Mall, a 1.7 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York one-mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc., and Federated Department Stores, Inc. doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 179,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

  640 Fifth Avenue

     In December 1997, the Company acquired 640 Fifth Avenue, an 18 story Manhattan office building located at the corner of 51st Street, for approximately $64 million from Met Life International Real Estate Partners Limited Partnership. The building contains approximately 250,000 square feet.

  One Penn Plaza

     In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza for approximately $410 million from Mid-City Associates. One Penn Plaza is a 57 story Manhattan office building containing approximately 2,350,000 square feet and encompasses substantially the entire square block bounded by 33rd Street, 34th Street, Seventh Avenue and Eighth Avenue.

  150 East 58th Street

     In March 1998, the Company acquired 150 East 58th Street (the Architects and Design Center), a 39 story Manhattan office building, for approximately $118 million from a limited partnership. The building contains approximately 550,000 square feet.

PENDING ACQUISITIONS

  Kennedy Properties

     In January 1998, the Company entered into a definitive agreement to acquire a real estate portfolio from Joseph P. Kennedy Enterprises for approximately $625 million, consisting of $465 million in cash, $50 million in indebtedness and an aggregate of $110 million in Operating Partnership Units and Convertible Preferred Operating Partnership Units.

     The real estate assets to be acquired include a portfolio of properties used for office, retail and trade showroom space. The properties aggregate approximately 5.3 million square feet and consist of the Merchandise Mart in Chicago, the Apparel Center in Chicago, the Washington Design Center and the Washington Office Center in Washington, D.C. The transaction also includes the acquisition of Merchandise Mart Properties, Inc., which manages the properties and trade shows. The closing is expected to occur in the second quarter of 1998.

  YMCA Development

     In September 1997, the Company entered into an agreement with the YMCA to acquire a portion of a property now occupied by the YMCA. The property overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. Pursuant to the agreement, a preferred stock affiliate of the Company will acquire and develop approximately 44,000 square feet for use by the YMCA and approximately 150,000 square feet for sale as residential condominiums. The agreement contemplates the negotiation and execution of additional related agreements. The purchase price for the property is approximately $8,400,000, and the Company estimates that development costs (including the YMCA facilities) will be approximately $55,000,000. To date, the Company has expended approximately $2,750,000 in connection with this transaction and provided the YMCA with a $5,500,000 letter of credit. The transaction is expected to close in the second quarter of 1998.

  Las Catalinas Mall

     The Company has an option to acquire K Mart's recently constructed anchor store and its 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico. The total purchase price is approximately $68,000,000 (substantially all of which would be financed with newly issued debt). The acquisition is expected to close in the second quarter of 1998.

  Hotel Pennsylvania -- additional investment (see Completed Acquisitions).

  Cold Storage -- acquisition of Freezer Services, Inc. (see Completed Acquisitions).

     There can be no assurance that any of the pending acquisitions will ultimately be completed.

PROPOSED SPIN-OFF OF OPERATING COMPANY

     In order to maintain Vornado's status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in certain real estate assets. Accordingly, the Company cannot directly own certain assets and conduct certain activities that would be inconsistent with its status as a REIT.

     The Company has formed Vornado Operating, Inc. ("Vornado Operating") to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating will be able to do so because it will be taxable as a regular corporation rather than a REIT for taxable years after 1998. Vornado Operating has filed a registration statement with the Securities and Exchange Commission with respect to its proposed spin off from the Company. If the spin off takes place, the Operating Partnership will distribute pro rata to its partners, including Vornado, the shares of Vornado Operating, and Vornado will distribute pro rata to holders of its Common Shares the shares it receives. No holder of Common Shares will be required to make any payment, exchange any Common Shares or take any other action in order to receive Vornado Operating's common stock in the spin off. A record date has not yet been set for the spin off. No assurance can be given concerning the timing of the spin off, or whether the spin off will occur.

     If the spin off takes place, the Company and Vornado Operating intend to enter into an Intercompany Agreement pursuant to which, among other things, (a) the Company will agree under certain circumstances to offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will agree not to make any real estate investment or other REIT-qualified investments unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity. The Company currently expects to capitalize Vornado Operating with an equity contribution of $25 million of cash, and currently intends to extend to Vornado Operating a $75 million unsecured five-year revolving line of credit. The Intercompany Agreement and the Credit Agreement were not subject to arms-length negotiation because Vornado Operating is currently a subsidiary of the Company. Accordingly, there can be no assurance that the terms of these agreements are comparable to those the Company could have negotiated with an unaffiliated third party.

FINANCING ACTIVITIES

     In April 1997, Vornado sold 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6 1/2% and are convertible into common shares at $36 3/8 per share. An equivalent number of preferred units were issued to Vornado for the shares sold. The offering, net of expenses, generated approximately $276,000,000, which was used to fund the cash portion of the Mendik Transaction.

     In addition, in April 1997, the Company borrowed $400,000,000 from Union Bank of Switzerland pursuant to an unsecured bridge loan. In July 1997, the Company obtained a $600,000,000 unsecured three-year revolving credit facility. Simultaneously with the closing, the Company borrowed $250,000,000 under the facility and used the proceeds together with working capital to repay the $400,000,000 it borrowed in April. In February 1998, the facility was increased to $1,000,000,000 and certain covenants were amended. The co-managers of the facility are Union Bank of Switzerland, Chase Manhattan Bank, Citibank and NationsBank. Union Bank of Switzerland is also the arranger and administrative agent. The facility contains loan covenants including, among others, maximum loan to value ratio, minimum debt service coverage and minimum market capitalization requirements. Interest is at LIBOR plus .70% to 1.00% depending on the Company's senior debt rating. The credit facility has a competitive bid option program, which allows the Company to hold auctions among banks participating in the facility for short term borrowings of up to 50% of the credit facility. At December 31, 1997, the Company had $370,000,000 outstanding under the facility at a blended rate of 6.79% (LIBOR plus .83%) which was used to fund a portion of the purchase price of certain acquisitions previously described.

     In October 1997, Vornado sold 14,000,000 common shares and an additional 2,100,000 common shares in November 1997 when the underwriters exercised in full their over-allotment option. The shares were sold at a price of $45.00 per share which, net of expenses, yielded approximately $688,672,000. An equivalent number of units were issued to Vornado for the shares sold. The net proceeds were used to repay $310,000,000 outstanding under the Company's line of credit and to fund a portion of the purchase price of certain acquisitions previously described.

     In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

     Also, in February 1998, the Company obtained a $93,192,000 four month bridge mortgage loan from Union Bank of Switzerland in connection with its acquisition of One Penn Plaza. The loan bears interest at LIBOR plus .80% (currently 6.49%).

     The Company has historically maintained a relatively low level of debt to market capitalization. At December 31, 1997, the ratio of debt to market capitalization was 24% based on debt of $956,654,000 and market equity of $4,036,769,000. In the future, in connection with its strategy for growth, this percentage may increase. This policy may be reviewed and modified from time to time by the Company without the vote of shareholders.

     The Company may seek to obtain funds through equity offerings or debt financing, although there is no express policy with respect thereto. The Company may offer its REIT shares or Operating Partnership's units in exchange for property and repurchase or otherwise reacquire its shares or any other securities in the future.

EBITDA BY PROPERTY TYPE

     The following table sets forth the percentage of the Company's earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), represented by property type on a historical and a pro forma basis for the year ended December 31, 1997. The pro forma column gives effect to the Completed and Pending Acquisitions previously described as if they had occurred on January 1, 1997.

                                                               PERCENTAGE OF EBITDA
                                                              -----------------------
PROPERTY TYPE                                                 HISTORICAL    PRO FORMA
-------------                                                 ----------    ---------
Shopping centers............................................      46%           25%
Office buildings............................................      30%           35%
Cold storage................................................       6%           15%
Kennedy Properties..........................................      --            16%
Industrial..................................................       3%            1%
Investment in Alexander's, Inc. ("Alexander's").............       6%            3%
Other.......................................................       9%            5%
                                                                 ---           ---
                                                                 100%          100%
                                                                 ===           ===

     The percentage of the Company's EBITDA generated by properties located in the Greater Metropolitan New York area was approximately 65% on a historical basis and approximately 56% on a pro forma basis for the year ended December 31, 1997. See Item 2. Properties for a description of each property type.

RELATIONSHIP WITH ALEXANDER'S

     The Company owns 29.3% of the outstanding shares of common stock of Alexander's. (See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.)

     Alexander's has nine properties (where its department stores were formerly located) (see Item 2. Properties -- Alexander's).

     In March 1995, the Company lent Alexander's $45 million. The loan, which was scheduled to mature in March 1998, has been extended to March 1999 and the interest rate was reset from 15.60% per annum to 13.87% per annum reflecting a reduction in both the spread and the underlying treasury rate. Management believes there are no indications of impairment as discussed in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan".

     The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year and are automatically renewable.

     The agreement with the Company and Interstate Properties (see below) not to own in excess of two-thirds of Alexander's common stock expired in March 1998.

     Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

     As of December 31, 1997, Interstate Properties owned approximately 16.6% of the common shares of beneficial interest of Vornado (assuming the conversion of all Operating Partnership units) and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of Vornado and are also directors of Alexander's.

COMPETITION

     The real estate industry is highly competitive. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, income tax laws, governmental regulations and legislation, population trends, the market for real estate properties in the New York metropolitan area, zoning laws and the ability of the Company to lease, sublease or sell its properties at profitable levels. The Company competes with a large number of real estate property owners. Principal means of competition are rent charged, attractiveness of location and the quality of service. The Company's properties are principally located in the New York metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the financial, insurance and real estate industries. An economic downturn may adversely affect the Company's performance.

ENVIRONMENTAL REGULATIONS

     Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances or tanks or related claims.

     Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, there can be no assurance that the identification of new areas of contamination, change in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

CERTAIN ACTIVITIES

     Acquisitions and investments are not necessarily required to be based on specific allocation by type of property. The Company has historically held its properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, the Company has not adopted a policy that limits the amount or percentage of assets which would be invested in a specific property. While the Company may seek the vote of its shareholders in connection with any particular material transaction, generally the Company's activities are reviewed and may be modified from time to time by its Board of Trustees without the vote of shareholders.

EMPLOYEES

     The Company has 190 employees excluding employees of partially-owned entities.

SEGMENT DATA

     The Company operates in two reportable segments: commercial office properties and retail properties. The Company engages in no foreign operations.

     The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000. The Mendik Division is located at 330 Madison Avenue, New York City, New York 10017; telephone (212) 557-1100.

ITEM 2.  PROPERTIES

     The Company currently owns, directly or indirectly, office buildings, shopping centers, and warehouse and industrial buildings. The Company also has investments in the Cold Storage Companies, Alexander's, Charles E. Smith Commercial Realty L.P. and the Hotel Pennsylvania. The following tables and narrative set forth certain information for each property type.

OFFICE PROPERTIES, SHOPPING CENTERS AND OTHER PROPERTIES

     The following table sets forth certain information for the properties owned by the Company as of December 31, 1997 or as of the date of acquisition for properties thereafter acquired. The Principal Tenants as described below, which are primarily tenants which occupy 30,000 square feet or more, accounted for approximately 70% of total square footage.

                                                                   APPROXIMATE
                                                                LEASABLE BUILDING
                                                                 SQUARE FOOTAGE
                                                            -------------------------
                                        YEAR                               OWNED BY
                                     ORIGINALLY    LAND       OWNED/      TENANT ON      NUMBER    ANNUALIZED
                                      DEVELOPED    AREA     LEASED BY    LAND LEASED       OF       RENT PER     PERCENT
         TYPE AND LOCATION           OR ACQUIRED  (ACRES)    COMPANY     FROM COMPANY   TENANTS    SQ. FT.(1)   LEASED(1)
         -----------------           -----------  -------   ----------   ------------   --------   ----------   ---------
OFFICE BUILDINGS (MENDIK DIVISION)
NEW YORK
  One Penn Plaza, Manhattan(4)
    (acquired in February 1998)....     1972         2.9     2,372,000                     209       $25.16         94%
  Two Penn Plaza, Manhattan........     1968         2.7     1,508,000                      61        27.19         98%
  Eleven Penn Plaza, Manhattan.....     1923         1.3       956,000                      71        25.22         97%
  1740 Broadway, Manhattan.........     1950         0.7       551,000                      19        32.77        100%
  866 United Nations Plaza,
    Manhattan......................     1966         2.1       386,000                      84        28.37         81%
  90 Park Avenue, Manhattan........     1964         0.9       877,000                      31        31.35        100%
  640 Fifth Avenue, Manhattan......     1950         0.5       249,000                      12        22.59         94%
  150 East 58th Street, Manhattan
    (acquired in March 1998).......     1969         0.5       548,000                     135        29.34         97%
  Two Park Avenue, Manhattan (40%
    Ownership).....................     1930         1.0       946,000                      44        23.20         97%
  330 Madison Avenue, Manhattan
    (24.75% Ownership).............     1963         0.8       771,000                      43        33.62         97%
  570 Lexington Avenue, Manhattan
    (5.6% Ownership)...............     1930         0.3       433,000                      32        31.53         63%
  825 Seventh Avenue, Manhattan
    (50% Ownership)................     1968         0.5       149,000                       1         7.65        100%
NEW JERSEY
  Paramus(4).......................     1987         3.4       118,000                      25        17.38         53%
CONNECTICUT
  Westport (acquired in January
    1998)..........................     1979        20.1       121,000                       5        21.62        100%
                                                  -------   ----------                   -----       ------        ---
        Total Office Buildings.....                 37.7     9,985,000                     772        27.09         94%
                                                  -------   ----------                   -----       ------        ---
        Vornado's Ownership
          Interest.................                 35.9     8,353,000                                              95%
                                                  -------   ----------                                             ---


                                                                   LEASE
                                                                EXPIRATION/
                                                                  OPTION      ENCUMBRANCES
         TYPE AND LOCATION              PRINCIPAL TENANTS       EXPIRATION   (THOUSANDS)(8)
         -----------------           ------------------------   -----------  --------------
OFFICE BUILDINGS (MENDIK DIVISION)
NEW YORK
  One Penn Plaza, Manhattan(4)
    (acquired in February 1998)....  Kmart Corporation           2016/2036            --(10)
                                     Parsons Brinkerhoff         2008/2013
                                     Miller Freeman Inc.         2011/2016
  Two Penn Plaza, Manhattan........  McGraw Hill Co. Inc.        2020/2030      $ 80,000
                                     Information Builders,       2013/2023
                                     Inc.
  Eleven Penn Plaza, Manhattan.....  Times Mirror Company          2001           54,612
                                     General Mills                 2002
  1740 Broadway, Manhattan.........  Mutual of New York          2016/2026            --
                                     William Douglas McAdams       2007
                                     Inc.
  866 United Nations Plaza,
    Manhattan......................  Mission of Japan to UN      2006/2011        33,000
  90 Park Avenue, Manhattan........  Sterling Winthrop Inc       2015/2035            --
  640 Fifth Avenue, Manhattan......  Citibank                      2018               --
                                     Bozell Jacobs Kenyon        2008/2013
                                     Right Management              2001
                                     Consultants
  150 East 58th Street, Manhattan
    (acquired in March 1998).......
  Two Park Avenue, Manhattan (40%
    Ownership).....................  Times Mirror Company        2010/2025        65,000
                                     Smith Barney Inc.             1998
  330 Madison Avenue, Manhattan
    (24.75% Ownership).............  BDO Seidman                 2010/2015       103,800
  570 Lexington Avenue, Manhattan
    (5.6% Ownership)...............  Quebecor Printing Corp      2007/2012        18,339
                                     Rochdale Securities Inc.    2008/2013
                                     Brean Murray & Co, Inc.       2011
  825 Seventh Avenue, Manhattan
    (50% Ownership)................  American Broadcasting         1999               --
                                     Companies
NEW JERSEY
  Paramus(4).......................                                                  602
CONNECTICUT
  Westport (acquired in January
    1998)..........................  Metropolitan Life             2001               --(10)
                                     Insurance
                                                                                --------
        Total Office Buildings.....                                              355,353
                                                                                --------
        Vornado's Ownership
          Interest.................                                              221,570
                                                                                --------

                                                                   APPROXIMATE
                                                                LEASABLE BUILDING
                                                                 SQUARE FOOTAGE
                                                            -------------------------
                                        YEAR                               OWNED BY
                                     ORIGINALLY    LAND       OWNED/      TENANT ON      NUMBER    ANNUALIZED
                                      DEVELOPED    AREA     LEASED BY    LAND LEASED       OF       RENT PER     PERCENT
         TYPE AND LOCATION           OR ACQUIRED  (ACRES)    COMPANY     FROM COMPANY   TENANTS    SQ. FT.(1)   LEASED(1)
         -----------------           -----------  -------   ----------   ------------   --------   ----------   ---------
SHOPPING CENTERS
NEW JERSEY
  Atlantic City....................     1965        17.7       136,000           --         --           --         --
  Bordentown.......................     1958        31.2       179,000           --          4         6.54        100%
  Bricktown........................     1968        23.9       260,000        3,000         19        10.41         99%
  Cherry Hill......................     1964        37.6       231,000       64,000         13       $ 9.01         94%
  Delran...........................     1972        17.5       168,000        4,000          5         5.32         94%
  Dover............................     1964        19.6       173,000           --         13         6.07         99%
  East Brunswick...................     1957        19.2       219,000       10,000          6        11.31         89%
  East Hanover.....................     1962        24.6       271,000           --         17        10.34         98%
  Hackensack.......................     1963        21.3       208,000       59,000         21        15.25         98%
  Jersey City......................     1965        16.7       223,000        3,000         11        12.41         97%
  Kearny...........................     1959        35.3        42,000       62,000          4         6.64         89%
  Lawnside.........................     1969        16.4       145,000           --          3        10.50        100%
  Lodi.............................     1975         8.7       130,000           --          1         8.56        100%
  Manalapan........................     1971        26.3       194,000        2,000          7         9.09        100%
  Marlton..........................     1973        27.8       173,000        7,000         10         8.52        100%
  Middletown.......................     1963        22.7       180,000       52,000         23        13.73         99%
  Morris Plains....................     1985        27.0       172,000        1,000         19        11.31        100%
  North Bergen.....................     1959         4.6         7,000       55,000          3        26.21        100%
  North Plainfield(4)..............     1989        28.7       217,000           --         16         8.69         98%
  Totowa...........................     1957        40.5       201,000       94,000          6        16.08         92%
  Turnersville.....................     1974        23.3        89,000        7,000          3         5.98        100%
  Union............................     1962        24.1       257,000           --         12        17.75        100%
  Vineland.........................     1966        28.0       143,000           --          4         6.87         51%


                                                                   LEASE
                                                                EXPIRATION/
                                                                  OPTION      ENCUMBRANCES
         TYPE AND LOCATION              PRINCIPAL TENANTS       EXPIRATION   (THOUSANDS)(8)
         -----------------           ------------------------   -----------  --------------
SHOPPING CENTERS
NEW JERSEY
  Atlantic City....................                                                2,135(9)
  Bordentown.......................  Bradlees(2)(3)              2001/2021         3,276(9)
                                     Shop-Rite                   2011/2016
  Bricktown........................  Caldor                      2008/2028         9,919(9)
                                     Shop-Rite                   2002/2017
  Cherry Hill......................  Bradlees(2)(3)              2006/2026      $  9,706(9)
                                     Drug Emporium                 2002
                                     Shop & Bag                  2007/2017
                                     Toys "R" Us                 2012/2042
  Delran...........................  Sam's Wholesale             2011/2021         2,848(9)
  Dover............................  Ames                        2017/2037         3,635(9)
                                     Shop-Rite                   2012/2022
  East Brunswick...................  Bradlees(3)                 2003/2023         8,205(9)
                                     Shoppers World              2007/2012
                                     T.J. Maxx                   2004/2009
  East Hanover.....................  Home Depot                  2009/2019        11,066(9)
                                     Marshalls                   2004/2009
                                     Pathmark                    2001/2024
                                     Today's Man                 2009/2014
  Hackensack.......................  Bradlees(3)                 2012/2017            --
                                     Pathmark                    2014/2024
                                     Rickel Home Center          2003/2013
  Jersey City......................  Bradlees(3)                 2002/2022        10,381(9)
                                     Shop-Rite                   2008/2028
  Kearny...........................  Pathmark                    2013/2033            --
                                     Rickel Home Center            2008
  Lawnside.........................  Home Depot                  2012/2027         5,708(9)
                                     Drug Emporium                 2007
  Lodi.............................  National Wholesale          2013/2023         2,420(9)
                                     Liquidators
  Manalapan........................  Bradlees(3)                 2002/2022         6,397(9)
                                     Grand Union                 2012/2022
  Marlton..........................  Kohl's(2)(3)                2011/2031         5,398(9)
                                     Shop-Rite                   2004/2009
  Middletown.......................  Bradlees(3)                 2002/2022         7,761(9)
                                     Grand Union                 2009/2029
  Morris Plains....................  Caldor                      2002/2023         6,600(9)
                                     Shop-Rite                     2002
  North Bergen.....................  A & P                       2012/2032            --
  North Plainfield(4)..............  Kmart                       2006/2016         3,379
                                     Pathmark                    2001/2011
  Totowa...........................  Bradlees(3)                 2013/2028        15,646(9)
                                     Home Depot                  2015/2025
                                     Marshalls                   2007/2012
  Turnersville.....................  Bradlees(2)(3)              2011/2031         2,116(9)
  Union............................  Bradlees(3)                 2002/2022        15,975(9)
                                     Toys "R" Us                   2015
                                     Cost Cutter Drug              2000
  Vineland.........................  Rickel Home Center          2005/2010         2,358(9)

                                                                   APPROXIMATE
                                                                LEASABLE BUILDING
                                                                 SQUARE FOOTAGE
                                                            -------------------------
                                        YEAR                               OWNED BY
                                     ORIGINALLY    LAND       OWNED/      TENANT ON      NUMBER    ANNUALIZED
                                      DEVELOPED    AREA     LEASED BY    LAND LEASED       OF       RENT PER     PERCENT
         TYPE AND LOCATION           OR ACQUIRED  (ACRES)    COMPANY     FROM COMPANY   TENANTS    SQ. FT.(1)   LEASED(1)
         -----------------           -----------  -------   ----------   ------------   --------   ----------   ---------
  Watchung.........................     1959        53.8        50,000      116,000          6        17.60         97%
  Woodbridge.......................     1959        19.7       233,000        3,000         11        13.47         99%
NEW YORK
  14th Street and Union Square,
    Manhattan......................     1993         0.8       232,000           --          1         9.92        100%
  Albany (Menands).................     1965        18.6       141,000           --          2       $ 6.35        100%
  Buffalo (Amherst)(4).............     1968        22.7       185,000      112,000         10         6.98         96%
  Coram(4).........................     1976         2.4       103,000           --          1         2.22        100%
  Freeport.........................     1981        12.5       167,000           --          3        11.50        100%
  New Hyde Park(4).................     1976        12.5       101,000           --          1        13.55        100%
  North Syracuse(4)................     1976        29.4        98,000           --          1         2.74        100%
  Rochester (Henrietta)(4).........     1971        15.0       148,000           --          1         5.86         47%
  Rochester........................     1966        18.4       176,000           --          1         6.05         41%
  Valley Stream (Green Acres)(4)...     1958       100.0     1,667,000      170,000        158           (6)        87%
PENNSYLVANIA
  Allentown........................     1957        86.8       263,000      354,000         20         9.97        100%
  Bensalem.........................     1972        23.2       208,000        7,000         12         7.62         70%
  Bethlehem........................     1966        23.0       157,000        3,000         13         5.27         81%
  Broomall.........................     1966        21.0       146,000       22,000          5         9.08        100%
  Glenolden........................     1975        10.0       101,000           --          3        10.74        100%
  Lancaster........................     1966        28.0       180,000           --          6         4.39         45%
  Levittown........................     1964        12.8       104,000           --          1         5.98        100%
  10th and Market Streets,
    Philadelphia...................     1994         1.8       271,000           --          3         8.59         69%
  Upper Moreland...................     1974        18.6       122,000           --          1         7.50        100%
  York.............................     1970        12.0       113,000           --          3         4.64        100%
MARYLAND
  Baltimore (Belair Rd.)...........     1962        16.0       206,000           --          2         5.95         65%
  Baltimore (Towson)...............     1968        14.6       146,000        7,000          7         9.63        100%


                                                                   LEASE
                                                                EXPIRATION/
                                                                  OPTION      ENCUMBRANCES
         TYPE AND LOCATION              PRINCIPAL TENANTS       EXPIRATION   (THOUSANDS)(8)
         -----------------           ------------------------   -----------  --------------
  Watchung.........................  B.J.'s Wholesale              2024               --
  Woodbridge.......................  Bradlees(3)                 2002/2022         8,792(9)
                                     Foodtown                    2007/2014
                                     Syms                        2000/2005
NEW YORK
  14th Street and Union Square,
    Manhattan......................  Bradlees                    2019/2029            --
  Albany (Menands).................  Fleet Bank                  2004/2014      $     --
                                     Albany Public Mkts.(5)        2000
  Buffalo (Amherst)(4).............  Circuit City                  2017            4,863(9)
                                     Media Play                  2002/2017
                                     MJ Design                   2006/2017
                                     Toys "R" Us                   2013
                                     T.J. Maxx                     2004
  Coram(4).........................  May Department                2011               --
                                     Stores(5)
  Freeport.........................  Home Depot                  2011/2021         8,021(9)
                                     Cablevision                   2004
  New Hyde Park(4).................  Mayfair Supermarkets        2019/2029         2,043(9)
  North Syracuse(4)................  Reisman Properties            2014               --
  Rochester (Henrietta)(4).........  Hechinger(5)                2005/2025         2,203(9)
  Rochester........................  Hechinger(5)                2005/2025         2,832(9)
  Valley Stream (Green Acres)(4)...  Macy's                      2006/2036       124,985(11)
                                     Sterns                      2007/2017
                                     JC Penney                     2012
                                     Sears                       2023/2073
                                     Kmart                       2010/2038
                                     Dime Savings Bank             2000
                                     Greenpoint Bank               2009
PENNSYLVANIA
  Allentown........................  Hechinger                   2011/2031         7,696(9)
                                     Shop-Rite                   2011/2019
                                     Burlington Coat               2017
                                     Factory
                                     Wal*Mart                    2024/2094
                                     Sam's Wholesale             2024/2094
                                     T.J. Maxx                   1998/2008
  Bensalem.........................  (2)(3)                      2011/2031         3,967(9)
  Bethlehem........................  Pathmark                    2008/2033            --
                                     Super Petz                  2005/2015
  Broomall.........................  Bradlees(2)(3)              2006/2026         3,260(9)
  Glenolden........................  Bradlees(2)(3)              2012/2022         4,245(9)
  Lancaster........................  Weis Markets                2008/2018         2,312(9)
  Levittown........................  (2)(3)                      2006/2026         2,283(9)
  10th and Market Streets,
    Philadelphia...................  Kmart                       2010/2035            --
  Upper Moreland...................  Sam's Wholesale(2)          2010/2015         3,517(9)
  York.............................  Builders Square             2009/2018         1,463(9)
MARYLAND
  Baltimore (Belair Rd.)...........  Food Depot                  1999/2004            --
  Baltimore (Towson)...............  Staples                       2004            5,779(9)
                                     Cost Saver Supermarket      2000/2020
                                     Drug Emporium               1999/2004

                                                                   APPROXIMATE
                                                                LEASABLE BUILDING
                                                                 SQUARE FOOTAGE
                                                            -------------------------
                                        YEAR                               OWNED BY
                                     ORIGINALLY    LAND       OWNED/      TENANT ON      NUMBER    ANNUALIZED
                                      DEVELOPED    AREA     LEASED BY    LAND LEASED       OF       RENT PER     PERCENT
         TYPE AND LOCATION           OR ACQUIRED  (ACRES)    COMPANY     FROM COMPANY   TENANTS    SQ. FT.(1)   LEASED(1)
         -----------------           -----------  -------   ----------   ------------   --------   ----------   ---------
  Baltimore (Dundalk)..............     1966        16.1       183,000           --         17         6.47         98%
  Glen Burnie......................     1958        21.2       117,000        3,000          4         6.03        100%
  Hagerstown.......................     1966        13.9       133,000       15,000          6       $ 3.12        100%
CONNECTICUT
  Newington........................     1965        19.2       134,000       45,000          4         6.46        100%
  Waterbury........................     1969        19.2       140,000        3,000         10         7.81        100%
MASSACHUSETTS
  Chicopee.........................     1969        15.4       112,000        3,000          3         5.10         93%
  Milford(4).......................     1976        14.7        83,000           --          1         5.26        100%
  Springfield......................     1966        17.4         8,000      117,000          2        11.25        100%
TEXAS
  Lewisville.......................     1990        13.3        35,000        7,000         16        13.61         98%
  Mesquite.........................     1990         5.5        71,000           --         13        13.86         87%
  Dallas...........................     1990         9.9       100,000           --          9         9.47         81%
PUERTO RICO (SAN JUAN)
  Montehiedra......................     1997        57.1       525,000           --         96        15.53         99%
                                                  -------   ----------    ---------      -----       ------        ---
        Total Shopping Centers.....               1,339.2   10,977,000    1,410,000        673         9.78         92%
                                                  -------   ----------    ---------      -----       ------        ---
WAREHOUSE/INDUSTRIAL
NEW JERSEY
  E. Brunswick.....................     1972        16.1       326,000                       2         2.46         97%
  E. Hanover.......................   1963-1967     45.5       941,000                      12         3.85        100%
  Edison...........................     1982        18.7       272,000                       1         2.75        100%
  Garfield.........................     1959        31.6       487,000                       3         3.75         38%
                                                  -------   ----------                   -----       ------        ---
        Total
          Warehouse/Industrial.....                111.9     2,026,000                      18         3.41         84%
                                                  -------   ----------                   -----       ------        ---


                                                                   LEASE
                                                                EXPIRATION/
                                                                  OPTION      ENCUMBRANCES
         TYPE AND LOCATION              PRINCIPAL TENANTS       EXPIRATION   (THOUSANDS)(8)
         -----------------           ------------------------   -----------  --------------
  Baltimore (Dundalk)..............  A & P                       2002/2017         4,084(9)
                                     Ollie's                     2003/2008
                                     Manor Shops                   1998
  Glen Burnie......................  Pathmark Stores, Inc.(5)      2005            2,299(9)
  Hagerstown.......................  Big Lots                    2002/2012      $     --
                                     Pharmhouse                  2008/2012
                                     Weis Markets                1999/2009
CONNECTICUT
  Newington........................  (3)                         2002/2022       3,042(9)
                                     The Wiz                     2007/2027
  Waterbury........................  Toys "R" Us                   2010          3,889(9)
                                     Shaws Supermarkets          2003/2018
MASSACHUSETTS
  Chicopee.........................  Bradlees(3)                 2002/2022       1,999(9)
  Milford(4).......................  Bradlees(3)                 2004/2009            --
  Springfield......................  Wal*Mart                    2018/2092            --
TEXAS
  Lewisville.......................  Albertson's(7)                2055            764(9)
  Mesquite.........................                                              3,445(9)
  Dallas...........................  Albertson's(7)                2055          1,987(9)
PUERTO RICO (SAN JUAN)
  Montehiedra......................  Kmart                       2022/2072        62,698
                                     Builders Square             2022/2072
                                     Marshalls                   2010/2025
                                     Caribbean Theatres          2021/2026
                                                                                --------
        Total Shopping Centers.....                                              407,397
                                                                                --------
WAREHOUSE/INDUSTRIAL
NEW JERSEY
  E. Brunswick.....................  Popsicle Playwear           2000/2005            --
                                     IFB Apparel                 2001/2006
  E. Hanover.......................  Various Tenants                             8,210(9)
  Edison...........................  White Cons. Ind.            1998/2001       2,455(9)
  Garfield.........................  Popular Services &            2007              368
                                     Various Tenants
                                                                                --------
        Total
          Warehouse/Industrial.....                                               11,033
                                                                                --------

                                                                   APPROXIMATE
                                                                LEASABLE BUILDING
                                                                 SQUARE FOOTAGE
                                                            -------------------------
                                        YEAR                               OWNED BY
                                     ORIGINALLY    LAND       OWNED/      TENANT ON      NUMBER    ANNUALIZED
                                      DEVELOPED    AREA     LEASED BY    LAND LEASED       OF       RENT PER     PERCENT
         TYPE AND LOCATION           OR ACQUIRED  (ACRES)    COMPANY     FROM COMPANY   TENANTS    SQ. FT.(1)   LEASED(1)
         -----------------           -----------  -------   ----------   ------------   --------   ----------   ---------
OTHER PROPERTIES
  1135 Third Avenue................     1997          --        25,000                       1       $82.44        100%
  Montclair........................     1972         1.6        17,000                       1        16.19        100%
  Rahway(4)........................     1972          --        32,000                       1         4.88        100%
  Riese Properties.................     1997          --        80,000                      20        58.42         99%
                                                  -------   ----------                   -----       ------        ---
        Total Other Properties.....                  1.6       154,000                      23       $46.34         99%
                                                  -------   ----------                   -----       ======        ---
        Grand Total................               1,490.4   23,142,000    1,410,000      1,486                      92%
                                                  =======   ==========    =========      =====                     ===
        Grand Total Vornado's
          Ownership Interest.......               1,488.6   21,510,000    1,410,000                                 92%
                                                  =======   ==========    =========                                ===


                                                                   LEASE
                                                                EXPIRATION/
                                                                  OPTION      ENCUMBRANCES
         TYPE AND LOCATION              PRINCIPAL TENANTS       EXPIRATION   (THOUSANDS)(8)
         -----------------           ------------------------   -----------  --------------
OTHER PROPERTIES
  1135 Third Avenue................                                             $     --
  Montclair........................                                                   --
  Rahway(4)........................                                                   --
  Riese Properties.................                                                   --
                                                                                --------
        Total Other Properties.....                                                   --
                                                                                --------
        Grand Total................                                             $773,783
                                                                                ========
        Grand Total Vornado's
          Ownership Interest.......                                             $640,000
                                                                                ========

   ------------------
    (1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 1997, which are included in percent leased.

    (2) Montgomery Ward & Co., Inc. (a previous lessor) remains liable on such lease including the rent it was obligated to pay -- approximately 70%.

    (3) These leases are either fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Royal Ahold NV, or in the case of Totowa, guaranteed as to 70% of rent.

    (4) 100% Ground and/or building leasehold interest other than Green Acres, where approximately 10% of the ground is leased.

    (5) The tenant has ceased operations at these locations but continues to pay rent.

    (6) Annualized rent per square foot is $13.16 in total and $27.08 for the mall tenants only.

    (7)  Square footage excludes Albertson's which owns its land and building.

    (8) At December 31, 1997, the Company's ownership interest in its properties is encumbered by $640,000,000 of mortgage debt. This amount is comprised of $586,654,000 of debt on wholly-owned properties, which is described in Note 5 in the Notes to Consolidated Financial Statements and $53,346,000 of debt on partially-owned properties, which is reflected in the Company's investments in partially-owned entities described in Note 4 in the Notes to Consolidated Financial Statements.

    (9) These encumbrances are cross collateralized under a mortgage in the amount of $227,000,000 at December 31, 1997.

   (10) Encumbrances do not include a bridge mortgage loan of $93,192,000 in connection with the acquisition of One Penn Plaza (described in "Financings" on page 8 of Item 1) and the $8,000,000 mortgage on the Westport property: both of these properties were acquired in 1998.

   (11) At December 31, 1997, encumbrances were comprised of a $118,000,000 mortgage on the property and a $6,985,000 capital lease obligation. In February 1998, the Company completed a $160,000,000 refinancing on the property and prepaid the then existing $118,000,000 mortgage.

OFFICE PROPERTIES

     The Company's office properties consist of all or a portion of 14 office buildings in the New York City metropolitan area (primarily Manhattan) containing approximately 8.4 million square feet. As a result of extensive renovations and upgrades over the last ten years and the Company's on-going program of preventative maintenance, the Company believes that its properties are modern structures, attract high quality tenants and are well positioned to compete with other Class A office properties in their respective submarkets.

     The office properties currently are leased to over 770 tenants, which are engaged in a variety of businesses, including financial services, investment banking, publishing, computer technology, health care services, accounting and law. The average lease term of a tenant's lease is 12 years. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. At December 31, 1997, no single tenant accounted for more than 5.7% of the Company's total leasable office property square footage.

     The following table sets forth a schedule of lease expirations for leases in place, as of December 31, 1997 for each of the next 10 years on an aggregate basis, assuming that none of the tenants exercise their renewal options.

                                                                                                            ANNUAL RENT
                                                 APPROXIMATE                              APPROXIMATE       PER LEASED
                               NUMBER OF      SQUARE FOOTAGE OF   PERCENTAGE OF TOTAL   ANNUAL RENT OF    SQUARE FOOT OF
           YEAR             EXPIRING LEASES    EXPIRING LEASES      SQUARE FOOTAGE      EXPIRING LEASES   EXPIRING LEASES
           ----             ---------------   -----------------   -------------------   ---------------   ---------------
1998......................        81               297,000               4.5%             $ 8,409,000         $28.28
1999......................        66               519,000               7.8%              14,796,000          28.51
2000......................        23               138,000               2.1%               4,508,000          32.60
2001......................        28               504,000               7.6%              15,346,000          30.43
2002......................        28               322,000               4.8%               9,199,000          28.56
2003......................        24               301,000               4.5%               8,113,000          26.91
2004......................        22               254,000               3.8%               7,266,000          28.63
2005......................        22               258,000               3.9%               7,974,000          30.87
2006......................        26               451,000               6.8%              12,964,000          28.75
2007......................        19               378,000               5.7%              11,332,000          29.96

     For the year ended December 31, 1997, office properties accounted for 41% of total revenues (46% of pro forma total revenues which gives effect to the completed and pending acquisitions previously described as if they had occurred on January 1, 1997). The occupancy rate of the properties was 95% as of March 1, 1998. The annual rent per square foot as of December 31, 1997 was $27.09. Two Penn Plaza accounted for 12% of total revenues for the year ended December 31, 1997. One Penn Plaza accounted for 10% of total pro forma revenues. No other office property exceeded 10% of total historical or pro forma revenues or assets. Below are descriptions of One Penn Plaza and Two Penn Plaza:

Two Penn Plaza

     Two Penn Plaza is a 32-story Manhattan office building that sits directly atop Penn Station and occupies the entire block front on the west side of Seventh Avenue between 31st and 33rd Streets (adjacent to Madison Square Garden). Built in 1968, Two Penn Plaza has approximately 1,500,000 rentable square feet (including 30,000 square feet of retail space and 28,000 square feet of storage space). The Penn Plaza area has been improved in recent years through the efforts of the 34th Street Business Improvement District Partnership ("BID"), which provides street cleaning services, security personnel and other community services to businesses in the area.

     The Company currently is exploring the possibility of developing additional retail space at Two Penn Plaza. The Company believes that the development of additional retail space may provide a source of additional cash flow and therefore enhance the value of Two Penn Plaza. There can be no assurance, however, that any such additional retail space will be developed.

     As of March 1, 1998, approximately 98% of the rentable square footage in Two Penn Plaza was leased. The following table sets forth certain information with respect to Two Penn Plaza at the end of each of the past five years.

                                                                          ANNUAL
                                                                           RENT
                                                                        PER LEASED
                     YEAR-END                        PERCENT LEASED    SQUARE FEET
                     --------                        --------------    ------------
1997...............................................      98.0%            $27.19
1996...............................................      69.0%             29.39
1995...............................................      94.0%             28.62
1994...............................................      94.5%             27.75
1993...............................................      96.3%             26.23

     The Equitable Life Assurance Society of the United States ("Equitable"), leased approximately 430,000 square feet at Two Penn Plaza under a lease which expired on October 31, 1996. Equitable relocated its operations to a building closer to its Manhattan headquarters. At December 31, 1996, approximately 465,000 square feet (approximately 31%) of the property was vacant. During 1997, the Company entered into separate leases with Information Builders Inc. ("IBI") and The McGraw-Hill Companies Inc. ("McGraw-Hill") for space previously occupied by Equitable. IBI, a privately held software company, leased approximately 180,000 square feet, which commenced on October 1, 1997 and expires on May 31, 2013. Subsequently, IBI exercised their option to lease an additional 40,000 square feet, which also expires on May 31, 2013. In November 1997, McGraw-Hill signed a lease, which when fully implemented, encompasses approximately 407,000 square feet. McGraw-Hill will take possession of approximately 290,000 square feet during the first quarter of 1998. McGraw-Hill will take possession of the remainder of the space as current leases expire in subsequent periods. McGraw-Hill's lease expires on March 31, 2020.

     The following table is a schedule of the annual lease expirations at Two Penn Plaza as of March 1, 1998 (assuming that no tenants exercise renewal options):

                                                                                               ANNUAL
                                                                                              RENT PER
                                                  APPROXIMATE                  APPROXIMATE     LEASED
                                                    SQUARE       PERCENTAGE      ANNUAL        SQUARE
                                     NUMBER OF      FOOTAGE       OF TOTAL       RENT OF      FOOT OF
                                     EXPIRING     OF EXPIRING      SQUARE       EXPIRING      EXPIRING
     YEAR OF LEASE EXPIRATION         LEASES        LEASES        FOOTAGE        LEASES        LEASES
     ------------------------        ---------    -----------    ----------    -----------    --------
1998...............................     11           13,000         0.9%       $  179,000      $13.53
1999...............................      9           66,000         4.4%        1,725,000       26.14
2000...............................      9           30,000         2.0%          775,000       25.92
2001...............................      6           83,000         5.5%        2,051,000       24.70
2002...............................      2           31,000         2.1%          887,000       28.64
2003...............................      8          129,000         8.5%        3,268,000       25.41
2004...............................      2           35,000         2.3%          923,000       26.63
2005...............................      2           18,000         1.2%          623,000       35.11
2006...............................      1           57,000         3.8%        1,397,000       24.41
2007...............................      1          113,000         7.5%        3,299,000       29.30

     The aggregate undepreciated tax basis of depreciable real property at Two Penn Plaza for Federal income tax purposes was approximately $111,000,000 as of December 31, 1997, and depreciation for such property is computed for Federal income tax purposes on the declining balance or straight-line methods over lives which range from 15 to 39 years.

     The current assessed value of Two Penn Plaza for real estate tax purposes is $74,250,000. The tax rate in New York City for commercial real estate is
10.164 for $100 of assessed value which results in real estate taxes for the 1997/1998 tax year of $7,897,380 (including the 34th Street BID tax of $350,610).

One Penn Plaza

     One Penn Plaza is a 57-story Manhattan office building which encompasses substantially the entire square block bounded by 33rd Street, 34th Street, Seventh Avenue and Eight Avenue. Built in 1972, One Penn Plaza contains approximately 2,350,000 square feet (including 239,000 square feet of retail space, 154,000 square feet of garage space and 22,000 square feet of storage space).

     One Penn Plaza is one of the largest office buildings in Midtown Manhattan. It is strategically located between Macy's and Madison Square Garden with direct access to Pennsylvania Station. A recently completed $28.5 million capital improvement program has enhanced the building's competitiveness. The Program included upgrading the lobby, public corridors on all multi-tenant floors, elevators, mechanical and HVAC systems. The Penn Plaza area has been enhanced in recent years through the efforts of the 34th Street BID.

     As of March 1, 1998, approximately 94% of the square footage in One Penn Plaza was leased. The following table sets forth certain information with respect to One Penn Plaza at the end of each of the past five years.

                                                                         ANNUAL
                                                                          RENT
                                                                       PER LEASED
                     YEAR END                        PERCENT LEASED    SQUARE FOOT
                     --------                        --------------    -----------
 1997..............................................      94.0%           $25.81
 1996..............................................      85.6%            25.23
 1995..............................................      85.9%            23.54
 1994..............................................      80.1%            24.46
 1993..............................................      80.6%            22.58

     The following table is a schedule of the annual lease expirations at One Penn Plaza as of March 1, 1998 (assuming that no tenants exercise renewal options):

                                                                               APPROXIMATE
                                                    APPROXIMATE        %       ANNUALIZED        ANNUAL
                                       NUMBER OF   SQUARE FOOTAGE   OF TOTAL     RENT OF     RENT PER LEASED
                                       EXPIRING     OF EXPIRING      SQUARE     EXPIRING     SQUARE FOOT OF
      YEAR OF LEASE EXPIRATION          LEASES         LEASES       FOOTAGE      LEASES      EXPIRING LEASES
      ------------------------         ---------   --------------   --------   -----------   ---------------
1998.................................     28          127,000          5.4%    $3,218,000        $25.34
1999.................................     35          145,000          6.1%     4,100,000         28.29
2000.................................     34           95,000          4.0%     2,577,000         27.27
2001.................................     14           78,000          3.3%     2,220,000         28.60
2002.................................     25          154,000          6.5%     4,233,000         27.47
2003.................................     11           88,000          3.7%     2,962,000         33.78
2004.................................     13          273,000         11.5%     6,445,000         23.64
2005.................................      7          140,000          5.9%     3,346,000         23.81
2006.................................     10          157,000          6.6%     4,643,000         29.64
2007.................................      6           58,000          2.5%     1,661,000         28.45

     The aggregate undepreciated tax basis of depreciable real property at One Penn Plaza for Federal income tax purposes was approximately $410,000,000 as of December 31, 1997, and depreciation for such property will be computed for Federal income tax purposes on the straight-line method over 39 years. The Company acquired this property on February 9, 1998.

     The current assessed value of One Penn Plaza for real estate tax purposes is $116,860,000. The tax rate in New York City for commercial real estate is
10.164 for $100 of assessed value which produces real estate taxes for the 1997/1998 tax year of $12,409,287 (including the 34th Street BID tax of $536,637).

Washington, D.C.

     The Company has a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P. which owns interests in and manages approximately 7.2 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14.0 million square feet of office and other commercial properties in the Washington, D.C. area.

SHOPPING CENTERS

     The Company owns 59 shopping center properties of which 57 are strip shopping centers primarily located in the Northeast and Midatlantic states, one is a regional center located in San Juan, Puerto Rico and one is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood marketplace because of their location on regional highways. Shopping centers accounted for 54% of the Company's total revenue (29% of pro forma total revenue) for the year ended December 31, 1997. The occupancy rate of the shopping center properties was 92% and 90% as of March 1, 1998 and 1997, respectively, and has been over 90% in each of the past five years.

     The Company's shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as thirty years for major tenants. Leases generally provide for additional rents based on a percentage of tenant's sales and pass through to tenant's the tenant's share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total revenues in 1997. As of December 31, 1997, the average annual base rent per square foot for the Company's shopping centers was $9.78 (excluding the Green Acres Mall). The average annual base rent per square foot for the Green Acres Mall was $13.16 in total and $27.08 for mall tenants only.

     The following table sets forth a schedule of lease expirations for leases in place, as of December 31, 1997 for each of the next 10 years on an aggregate basis, assuming that none of the tenants exercise their renewal options.

                                                                                                            ANNUAL RENT
                                                 APPROXIMATE                              APPROXIMATE       PER LEASED
                               NUMBER OF      SQUARE FOOTAGE OF   PERCENTAGE OF TOTAL   ANNUAL RENT OF    SQUARE FOOT OF
           YEAR             EXPIRING LEASES    EXPIRING LEASES      SQUARE FOOTAGE      EXPIRING LEASES   EXPIRING LEASES
           ----             ---------------   -----------------   -------------------   ---------------   ---------------
1998......................        44                209,000               1.9%            $2,788,000          $13.36
1999......................        66                570,000               5.2%             6,367,000           11.18
2000......................        65                454,000               4.1%             5,646,000           12.44
2001......................        68                425,000               3.9%             5,320,000           12.51
2002......................        62              1,162,000              10.6%            12,732,000           10.95
2003......................        38                398,000               3.6%             4,710,000           11.82
2004......................        61                758,000               6.9%             7,969,000           10.51
2005......................        84                623,000               5.7%             8,537,000           13.71
2006......................        45                579,000               5.3%             5,605,000            9.68
2007......................        39                580,000               5.3%             5,692,000            9.82

     The Company's Montehiedra shopping center, in San Juan, Puerto Rico, accounted for 4.0% of total revenues for the year ended December 31, 1997 and 2% on a pro forma basis. No other shopping center accounted for more than 2.7% of total revenues. The Green Acres Mall, acquired in December 1997, is the Company's largest shopping center property. It contains 1.8 million square feet or 14.7% of total shopping center square footage and represents 7.0% of 1997 pro forma revenues. No other shopping center accounted for more than 5% of total shopping center square footage.

     The Company's strip shopping centers are substantially leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price.

     The Green Acres Mall is a 1.8 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York one-mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc., and Federated Department Stores, Inc. doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 179,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

     Only one of the Company's tenants, Bradlees, represented more than 10% of total property rentals for the year ended December 31, 1997. Bradlees accounted for 10.5% of total property rentals (4.2% of total pro forma property rentals). In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 16 locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent.

COLD STORAGE

     The Cold Storage Companies, doing business under the trade name of Americold Logistics, Inc., own and operate 80 refrigerated warehouses with an aggregate of approximately 394 million cubic feet. The Cold Storage Companies are headquartered in Atlanta, Georgia and have approximately 4,300 employees.

  Services

     The Cold Storage Companies provide the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market.

     The Cold Storage Companies transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. The Cold Storage Companies' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

  Customers

     Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., H.J. Heinz & Co., Kraft Foods and Tyson Foods.

  Competition

     Competition is national, regional and local in nature. The Cold Storage Companies operate in an environment in which breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are the principal competitive factors.

  Capital Expenditures

     The Cold Storage Companies have budgeted approximately $47,000,000 for capital expenditures over the next year of which (i) $23,000,000 is for warehouse expansions, (ii) $15,000,000 is for recurring replacement of equipment and (iii) $9,000,000 is for non-recurring items including $3,000,000 resulting from the consolidation of the computer systems and offices of the two companies acquired, $3,000,000 for reracking of an existing warehouse and $3,000,000 of structural warehouse delayed maintenance. On March 25, 1998, the Cold Storage Companies entered into an agreement to acquire the assets of Freezer Services, Inc., consisting of nine cold storage warehouses for approximately $134 million, including $22 million of indebtedness. The Cold Storage Companies anticipate that cash from operations will be adequate to fund capital expenditures, other than acquisitions which will require funding from borrowings or equity infusions.

  Facilities

     The following table shows the location, size and type of facility for each of the Cold Storage Properties as of December 31, 1997:

                               TYPE:                         TOTAL
                           PRODUCTION(P)/                    CUBIC
                          DISTRIBUTION(D)/    OWNED/        FOOTAGE
          PROPERTY           MANAGED(M)       LEASED     (IN MILLIONS)
          --------        ----------------   ---------   -------------
    Gateway                   D                  Owned        11.1
    Xavier Drive, SW
    Atlanta, GA
    Lakewood                  D                  Owned         2.9
    Lakewood Avenue, SW
    Atlanta, GA
    Central                   P                  Owned         1.0
    West 9th Street
    Charlotte, NC
    North                     P                  Owned         4.1
    Exchange Street
    Charlotte, NC
    Columbia                  P                  Owned         1.6
    Shop Road
    Columbia, SC
    Augusta                   P                  Owned         1.1
    Laney-Walker Road
    Augusta, GA
    Norfolk                   P                  Owned         1.9
    East Princess Anne
    Road
    Norfolk, VA
    Montgomery                P                  Owned         0.5
    Prince Street
    Montgomery, AL
    Witchita                  P                  Owned         2.8
    North Mead
    Wichita, KS
    Marshall                  P                  Owned         4.8
    West Highway 20
    Marshall, MO
    Oklahoma City             P                  Owned         0.7
    South Hudson
    Oklahoma City, OK
    Oklahoma City             P                  Owned         1.4
    Exchange Street
    Oklahoma City, OK
    Fort Smith                P                  Owned         1.4
    Midland Boulevard
    Fort Smith, AR
    Birmingham                P                  Owned         2.0
    West 25th Avenue
    Birmingham, AL
    Memphis                   P                  Owned         5.6
    East Parkway South
    Memphis, TN
    Memphis                   P                  Owned         0.5
    Spottswood Avenue
    Memphis, TN
    Syracuse                  D                  Owned        11.8
    Farrell Road
    Syracuse, NY
    West Memphis              D                  Owned         6.0
    South Airport Road
    West Memphis, AR
    Indianapolis              D                  Owned         9.1
    Arlington Avenue
    Indianapolis, IN
    Ontario                   D               Owned 24%        8.1
    Malaga Place                             Leased 76%
    Ontario, CA
    Tarboro                   P                 Leased         3.4
    Sara Lee Road
    Tarboro, NC

                               TYPE:                         TOTAL
                           PRODUCTION(P)/                    CUBIC
                          DISTRIBUTION(D)/    OWNED/        FOOTAGE
          PROPERTY           MANAGED(M)       LEASED     (IN MILLIONS)
          --------        ----------------   ---------   -------------
    Montgomery                P                 Leased         1.2
    Newcomb Avenue
    Montgomery, AL
    Kraft Refrig.             M                Managed         3.2
    Wanamaker Avenue
    Ontario, CA
    Westgate                  D                  Owned        11.4
    Westgate Parkway
    Atlanta, GA
    Gadsden                   P                 Leased         4.0
    East Air Depot Road
    Gadsden, AL
    Texarkana                 P                  Owned         2.3
    Genoa Road
    Texarkana, AR
    Leesport                  D                  Owned         5.8
    RD2, Orchard Lane
    Leesport, PA
    Albertville               P                  Owned         2.2
    Railroad Avenue
    Albertville, AL
    Kraft Dry                 M                Managed        13.5
    Airport Drive
    Ontario, CA
    Southgate                 D                  Owned         3.5
    Westgate Parkway
    Atlanta, GA
    Ft. Worth                 M                Managed        17.7
    Railhead Drive
    Ft. Worth, TX
    Transload                 P                 Leased        0.01
    4th Street, West
    Birmingham, AL
    Montezuma                 P                  Owned         4.4
    South Airport Drive
    Montezuma, GA
    Bettendorf               P/D                 Owned         8.9
    State Street
    Bettendorf, IA
    Boston                   P/D                 Owned         3.1
    Widett Circle
    Boston, MA
    Brooks                    P                  Owned         4.8
    Brooklake Road
    Brooks, OR
    Burbank                  P/D                 Owned         0.8
    West Magnolia
    Boulevard
    Burbank, CA
    Burlington               P/D                 Owned         4.7
    South Walnut
    Burlington, WA
    Clearfield               P/D                 Owned         8.6
    South Street
    Clearfield, UT
    Connell                   P                  Owned         5.7
    West Juniper Street
    Connell, WA
    Fort Dodge                D                  Owned         3.7
    Maple Drive
    Fort Dodge, IA
    Gloucester               P/D                 Owned         1.9
    East Main Street
    Gloucester, MA

                               TYPE:                         TOTAL
                           PRODUCTION(P)/                    CUBIC
                          DISTRIBUTION(D)/    OWNED/        FOOTAGE
          PROPERTY           MANAGED(M)       LEASED     (IN MILLIONS)
          --------        ----------------   ---------   -------------
    Gloucester               P/D                 Owned         0.3
    Railroad Avenue
    Gloucester, MA
    Gloucester               P/D                 Owned         2.8
    Rogers Street
    Gloucester, MA
    Gloucester               P/D                 Owned         2.4
    Rowe Square
    Gloucester, MA
    Hermiston                 P                  Owned         4.0
    Westland Avenue
    Hermiston, OR
    Kansas City              P/D                 Owned        35.2
    Inland Drive
    Kansas City, KS
    Los Angeles              P/D                 Owned         2.7
    Jesse Street
    Los Angeles, CA
    Milwaukie                 D                  Owned         4.7
    S.E. McLoughlin Blvd.
    Milwaukie, OR
    Moses Lake               P/D                 Owned         7.3
    Wheeler Road
    Moses Lake, WA
    Murfreesboro             P/D                 Owned         2.9
    Stephenson Drive
    Murfreesboro, TN
    Nampa                     P                  Owned         8.0
    4th Street North
    Nampa, ID
    Park Rapids               P                 Leased         3.8
    U.S. Highway 71 South
    Park Rapids, MN
    Plant City               P/D                 Owned         0.8
    South Alexander Street
    Plant City, FL
    Plover                   P/D                 Owned         9.4
    110th Street
    Plover, WI
    Portland                 P/D                 Owned         1.8
    Read Street
    Portland, ME
    Rochelle                  D                  Owned         6.0
    Americold Drive
    Rochelle, IL
    Salem                    P/D                 Owned        12.5
    Portland Road N.E.
    Salem, OR
    Tampa                     D                  Owned         0.4
    South Lois Avenue
    Tampa, FL
    Tomah                     P                  Owned         4.6
    Route 2
    Tomah, WI
    Turlock                  P/D                 Owned         2.5
    5th Street
    Turlock, CA

                               TYPE:                         TOTAL
                           PRODUCTION(P)/                    CUBIC
                          DISTRIBUTION(D)/    OWNED/        FOOTAGE
          PROPERTY           MANAGED(M)       LEASED     (IN MILLIONS)
          --------        ----------------   ---------   -------------
    Turlock                  P/D                 Owned         3.0
    South Kilroy Road
    Turlock, CA
    Walla Walla               P                  Owned         3.1
    14th Avenue South
    Walla Walla, WA
    Walulla                  P/D                 Owned         1.2
    Dodd Road
    Walulla, WA
    Watertown                P/D                 Owned         4.7
    Pleasant Street
    Watertown, MA
    Woodburn                 P/D                 Owned         6.3
    Silverton Road
    Woodburn, OR
    Bartow                   P/D                 Owned         1.2
    U.S. Highway 17
    Bartow, FL
    Burley                   P/D                 Owned        10.7
    U.S. Highway 30
    Burley, ID
    Denver                   P/D              Owned 52%        2.8
    East 50th Street                         Leased 48%
    Denver, CO
    Denver                   P/D                Leased         0.5
    North Washington Street
    Denver, CO
    Fogelsville               D               Owned 85%       21.6
    Mill Road                                Leased 15%
    Fogelsville, PA
    Fullerton                P/D                Leased         4.0
    South Raymond Avenue
    Fullerton, CA
    Grand Island             P/D                Leased         2.2
    East Roberts Street
    Grand Island, NB
    Ontario                   P                 Leased         8.1
    N.E. First Street
    Ontario, OR
    Pajaro                   P/D                Leased         0.7
    Salinas Road
    Pajaro, CA
    Pasco                     P                 Leased         6.7
    Industrial Way
    Pasco, WA
    Tampa                    P/D              Owned 80%        4.1
    North 50th Street                        Leased 20%
    Tampa, FL
    Tampa                     D                  Owned         1.3
    Shoreline Drive
    Tampa, FL
    Watsonville              P/D                 Owned         5.4
    West Riverside Drive
    Watsonville, CA
    Watsonville              P/D                Leased         1.4
    Second Street
    Watsonville, CA

     The above table is summarized as follows:

                                                                  TOTAL
                                                                  CUBIC        PERCENT
                                                                 FOOTAGE         TO
                      TYPE OF PROPERTY                        (IN MILLIONS)     TOTAL
                      ----------------                        -------------    -------
Owned facilities............................................      312.5           79%
Leased facilities...........................................       47.4           12%
Managed facilities..........................................       34.4            9%
                                                                  -----          ---
                                                                  394.3          100%

ALEXANDER'S PROPERTIES

     The following table shows the location, approximate size and leasing status as of December 31, 1997 of each of Alexander's properties.

                                                       APPROXIMATE      APPROXIMATE
                                                       LAND SQUARE    BUILDING SQUARE         AVERAGE
                                                         FOOTAGE         FOOTAGE/           ANNUALIZED
                                                         ("SF")           NUMBER             BASE RENT      PERCENT
                LOCATION                   OWNERSHIP   OR ACREAGE        OF FLOORS         PER SQ. FOOT     LEASED
                --------                   ---------  -------------   ---------------     ---------------   -------
OPERATING PROPERTIES
 NEW YORK:
 Rego Park -- Queens.....................  Owned      4.8 acres           351,000/3(1)        $29.61          100%
 Kings Plaza Shopping Center & Marina
   (Kings Plaza Mall) Brooklyn...........  50%        24.3 acres          427,000/2(1)(2)      32.60           84%
                                           Owned
 Kings Plaza Store -- Brooklyn...........  Owned      Included in         339,000/4            10.00           85%
                                                      Shopping
                                                      Center above
 Fordham Road -- Bronx...................  Owned      92,211 SF           303,000/5               --           --
 Flushing -- Queens......................  Leased     44,975 SF           177,000/4(1)         16.35          100%
 Third Avenue -- Bronx...................  Owned      60,451 SF           173,000/4             4.33          100%
                                                                        -----------
                                                                          1,770,000
                                                                        ===========
REDEVELOPMENT PROPERTIES
 NEW YORK:
 Lexington Avenue -- Manhattan...........  92%        84,420 SF           591,000/6(1)(3)
                                           Owned
 Rego Park II -- Queens..................  Owned      6.6 acres                  --
 NEW JERSEY:
 Paramus, New Jersey.....................  Owned      30.0 acres               --/3(4)


                                                               LEASE
                                                            EXPIRATION/
                                                              OPTION
                LOCATION                       TENANTS      EXPIRATION
                --------                   ---------------  -----------
OPERATING PROPERTIES
 NEW YORK:
 Rego Park -- Queens.....................  Bed Bath &          2013
                                            Beyond
                                           Circuit City        2021
                                           Marshalls        2008/2021
                                           Old Navy         2007/2021
                                           Sears               2021
 Kings Plaza Shopping Center & Marina
   (Kings Plaza Mall) Brooklyn...........  120 Tenants       Various
 Kings Plaza Store -- Brooklyn...........  Sears            2023/2033
 Fordham Road -- Bronx...................
 Flushing -- Queens......................  Caldor              2027
 Third Avenue -- Bronx...................  An affiliate of     2023
                                           Conway
REDEVELOPMENT PROPERTIES
 NEW YORK:
 Lexington Avenue -- Manhattan...........
 Rego Park II -- Queens..................
 NEW JERSEY:
 Paramus, New Jersey.....................

---------------
(1) Excludes parking garages operated for the benefit of Alexander's.

(2) Excludes approximately 150,000 square feet of enclosed, common area space.

(3) Alexander's is evaluating redevelopment plans for this site which may involve razing the existing buildings and developing a large multi-use building.

(4) Alexander's has received approvals to develop a shopping center at this site containing up to 650,000 square feet.

     Alexander's estimates that its capital expenditures for redevelopment projects at the above properties will include: (i) approximately $90,000,000 to $100,000,000 for the redevelopment of its Paramus property, (ii) approximately $15,000,000 for improvements to its Kings Plaza Shopping Center and (iii) $300,000,000 to develop its Lexington Avenue site. While Alexander's anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

HOTEL PENNSYLVANIA

     In September 1997, the Company acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. The venture intends to refurbish the property creating a sports-themed hotel and entertainment complex. Under the joint venture, Hotel Properties Limited and Planet Hollywood International, Inc. have 40% and 20% interests, respectively. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Company manages the site's retail and office space, and Hotel Properties Limited manages the hotel.

     On March 24, 1998, the Company entered into an agreement to increase its interest in the Hotel Pennsylvania from 40% to 80%. Under the agreement, the Company will purchase the 40% interest of Hotel Properties Limited for approximately $70 million, including $48 million of existing debt. This increase in the Company's interest is subject to reduction to 67%, should Planet Hollywood International exercise its prorata option.

     For the year ended December 31, 1997 the average occupancy rate for the hotel space was 78% and the average daily rate for a hotel room was $93.

     The retail and office space was 79% occupied at March 1, 1998 and was leased to 37 tenants including Sports Authority and Bally's Sports Club. The annual rent per square foot was $26.17.

     In March 1998, the Company entered into an agreement to increase its interest in the Hotel Pennsylvania from 40% to as much as 80%.

INSURANCE

     The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Vornado or the Operating Partnership during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Operating Partnership is managed by Vornado, its general partner. The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office which run until the next succeeding meeting of the Board of Trustees of Vornado following the Annual Meeting of Shareholders unless they are removed sooner by the Board.

                                        PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
            NAME              AGE    DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
            ----              ---    ------------------------------------------------------------
Steven Roth.................   56    Chairman of the Board, Chief Executive Officer and Chairman
                                     of the Executive Committee of the Board; the Managing
                                     General Partner of Interstate Properties, an owner of
                                     shopping centers and an investor in securities and
                                     partnerships; Chief Executive Officer of Alexander's, Inc.
                                     since March 2, 1995 and a Director since 1989.
Michael D. Fascitelli.......   41    President and a Trustee since December 2, 1996; Director of
                                     Alexander's, Inc. since December 2, 1996; Partner at
                                     Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at
                                     Goldman, Sachs & Co., prior to December 1992.
Bernard Mendik..............   68    Co-Chairman of the Board since April 28, 1997 and Chief
                                     Executive Officer of the Mendik Division since April 15,
                                     1997; Chairman of the Board of Directors of Mendik Realty
                                     from 1990 until April 15, 1997.
David R. Greenbaum..........   46    President of the Mendik Division since April 15, 1997;
                                     President of Mendik Realty from 1990 until April 15, 1997.
Joseph Macnow...............   52    Executive Vice President -- Finance and Administration since
                                     January 1998; Vice President -- Chief Financial Officer from
                                     1985 to January 1998; Vice President -- Chief Financial
                                     Officer of Alexander's, Inc. since August 1995
Richard T. Rowan............   51    Vice President -- Real Estate
Irwin Goldberg..............   53    Vice President -- Chief Financial Officer since January
                                     1998; Partner at Deloitte & Touche LLP from September 1978 to January 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the units of the Operating Partnership. At December 31, 1997, there were 211 unitholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                          ----------   ----------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OPERATING DATA
  Revenues:
     Property rentals...................  $  168,321   $   87,424   $   80,429   $   70,755   $   67,213
     Expense reimbursements.............      36,652       26,644       24,091       21,784       19,839
     Other income.......................       4,158        2,819        4,198        1,459        1,738
                                          ----------   ----------   ----------   ----------   ----------
  Total Revenues........................     209,131      116,887      108,718       93,998       88,790
                                          ----------   ----------   ----------   ----------   ----------
  Expenses:
     Operating..........................      74,745       36,412       32,282       30,223       27,994
     Depreciation and amortization......      22,983       11,589       10,790        9,963        9,392
     General and administrative.........      13,580        5,167        6,687        6,495        5,890
     Amortization of officer's deferred
       compensation expense.............      22,917        2,083           --           --           --
     Costs incurred in connection with
       the merger of Vornado, Inc. into
       Vornado Realty Trust.............          --           --           --           --          856
                                          ----------   ----------   ----------   ----------   ----------
  Total Expenses........................     134,225       55,251       49,759       46,681       44,132
                                          ----------   ----------   ----------   ----------   ----------
  Operating Income......................      74,906       61,636       58,959       47,317       44,658
  Income applicable to Alexander's......       7,873        7,956        3,954           --           --
  Income from partially-owned
     entities...........................       4,658        1,855          788           --           --
  Interest and other investment
     income.............................      23,767        6,643        5,733        8,132       11,883
  Interest and debt expense.............     (42,888)     (16,726)     (16,426)     (14,209)     (31,155)
  Benefit for income taxes..............          --           --           --           --        6,369
                                          ----------   ----------   ----------   ----------   ----------
  Net Income............................      68,316       61,364       53,008       41,240       31,755
  Preferred unit distributions..........     (15,549)          --           --           --           --
  Preferential allocations..............      (7,293)          --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------
  Net income applicable to Class A
     units..............................  $   45,474   $   61,364   $   53,008   $   41,240   $   31,755
                                          ==========   ==========   ==========   ==========   ==========
     Net income per Class A
       unit -- basic(1).................       $ .83        $1.26        $1.13        $ .95         $.80
     Net income per Class A unit --
       diluted(1).......................       $ .79        $1.25        $1.12        $ .94         $.71
     Cash distributions declared for
       Class A units....................        1.36         1.22         1.12         1.00          .75*
BALANCE SHEET DATA
  Total assets..........................  $2,524,089   $  565,204   $  491,496   $  393,538   $  385,830
  Real estate, at cost..................   1,564,093      397,298      382,476      365,832      340,415
  Accumulated depreciation..............     173,434      151,049      139,495      128,705      118,742
  Debt..................................     956,654      232,387      233,353      234,160      235,037
  Total partners' capital...............   1,492,329      276,257      194,274      116,688      115,737

---------------
* Does not include special distribution of $1.68 per Class A unit of accumulated earnings and profits paid in June 1993.

                                                              YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                1997         1996        1995        1994       1993
                                             -----------   ---------   ---------   --------   --------
                                                                  (IN THOUSANDS)
OTHER DATA
  Funds from operations(2):
     Net income applicable to Class A
       units...............................  $    45,474   $  61,364   $  53,008   $ 41,240   $ 31,755
     Benefit for income taxes..............           --          --          --         --     (6,369)
     Depreciation and amortization of real
       property............................       22,413      11,154      10,019      9,192      8,842
     Straight-lining of property rentals
       for rent escalations................       (3,359)     (2,676)     (2,569)    (2,181)    (2,200)
     Leasing fees received in excess of
       income recognized...................        1,733       1,805       1,052         --         --
     Losses/(gains) on sale of
       securities..........................           --          --         360        (51)      (263)
     Proportionate share of adjustments to
       equity in net income of
       partially-owned entities to arrive
       at funds from operations:
       Cold Storage Companies..............        4,183          --          --         --         --
       Alexander's.........................       (2,471)     (2,331)        539         --         --
       Mendik partially-owned office
          buildings........................        2,891          --          --         --         --
       Hotel Pennsylvania..................          457          --          --         --         --
       Charles E. Smith Commercial Realty
          L.P. ............................        1,298          --          --         --         --
     Costs incurred in connection with the
       merger of Vornado, Inc. into Vornado
       Realty Trust........................           --          --          --         --        856
                                             -----------   ---------   ---------   --------   --------
  Funds from operations....................  $    72,619   $  69,316   $  62,409   $ 48,200   $ 32,621
                                             ===========   =========   =========   ========   ========
  Cash flow provided by (used in):
     Operating activities..................  $   110,754   $  70,703   $  62,882   $ 46,948   $ 27,725
     Investing activities..................   (1,064,484)     14,912    (103,891)   (15,434)     1,350
     Financing activities..................    1,219,988     (15,046)     36,577    (32,074)   (56,433)

---------------
(1) The earnings per unit amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). For further discussion of earnings per unit and the impact of SFAS 128, see the notes to the consolidated financial statements. All unit and per unit information has also been adjusted for a 2-for-1 unit split in October 1997.

(2) Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures employed by other REITs since a number of REITs, including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and December 31, 1996

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $209,131,000 in the year ended December 31, 1997, compared to $116,887,000 in the prior year, an increase of $92,244,000. This increase was primarily comprised of $90,520,000 of revenues from properties acquired in 1997.

     Property rentals were $168,321,000 in the year ended December 31, 1997, compared to $87,424,000 in the prior year, an increase of $80,897,000. This increase resulted from:

1997 Acquisitions:
  Mendik................................................  $56,958,000
  90 Park Avenue........................................    9,874,000
  Montehiedra shopping center...........................    6,386,000
  Riese.................................................    2,485,000
  Green Acres Mall......................................      937,000
                                                          -----------
                                                           76,640,000
Full year effect of a 1996 Acquisition..................      472,000
Shopping center leasing activity........................    1,907,000
Step-ups in shopping center leases......................    1,878,000
                                                          -----------
                                                          $80,897,000
                                                          ===========

     Tenant expense reimbursements were $36,652,000 in the year ended December 31, 1997, compared to $26,644,000 in the prior year, an increase of $10,008,000. This increase was primarily comprised of $11,320,000 of reimbursements from tenants at properties acquired in 1997, partially offset by a reduction in reimbursements at the Company's other properties due to lower expenses passed through to tenants.

     Operating expenses were $74,745,000 in the year ended December 31, 1997, as compared to $36,412,000 in the prior year, an increase of $38,333,000. This increase was primarily comprised of $39,645,000 of expenses from properties acquired in 1997, partially offset by lower snow removal costs and repairs and maintenance at the Company's other properties.

     Depreciation and amortization expense increased in 1997 as compared to 1996, primarily as a result of acquisitions.

     General and administrative expenses were $13,580,000 in the year ended December 31, 1997 compared to $5,167,000 in the prior year, an increase of $8,413,000. This increase resulted primarily from (i) Mendik Division payroll and corporate office expenses of $2,760,000, (ii) cash compensation attributable to the employment of the Company's President of $2,350,000 and (iii) professional fees of $1,641,000.

     The Company recognized expense of $22,917,000 in the year ended December 31, 1997 and $2,083,000 in the prior year representing the amortization of the $25,000,000 deferred payment due to the Company's President.

     Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,873,000 in the year ended December 31, 1997, compared to $7,956,000 in the prior year, a decrease of $83,000. This decrease resulted primarily from a $327,000 reduction in loan interest income due to the reset of the interest rate on the loan; partially offset by an increase in equity in non-recurring income.

     Income from partially-owned entities was $4,658,000 in the year ended December 31, 1997, compared to $1,855,000 in the prior year, an increase of $2,803,000. This increase consists of: (i) $1,720,000 from the Cold Storage Companies, (ii) $424,000 from partially owned properties acquired as part of the Mendik Transaction, (iii) $1,055,000 from the Company's 40% interest in Hotel Pennsylvania and (iv) $85,000 from the

Company's 15% interest in Charles E. Smith Commercial Realty L.P., partially offset by (v) lower management fee income.

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $23,767,000 for the year ended December 31, 1997, compared to $6,643,000 in the prior year, an increase of $17,124,000. Of this increase, $9,047,000 resulted primarily from income earned on higher average investments (resulting from proceeds from stock offerings and temporary borrowings) and $7,901,000 resulted from investments in mortgage loans receivable.

     Interest and debt expense was $42,888,000 for the year ended December 31, 1997, compared to $16,726,000 in the prior year, an increase of $26,162,000. Of this increase, (i) $13,369,000 resulted from borrowings under the Company's revolving credit facility and a term loan, (ii) $9,009,000 resulted from debt on the properties acquired in the Mendik Transaction and (iii) $3,784,000 resulted from borrowings related to the acquisition of the Montehiedra Town Center in April 1997.

     The preferential allocations to Class C, D and E unit holders in the Operating Partnership aggregated $7,293,000 for the year ended December 31, 1997.

     The preferred unit distributions of $15,549,000 apply to the 6.5% preferred shares issued in April 1997 and include accretion of expenses of issuing them of $1,918,000.

     The Company operates in a manner intended to enable Vornado to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required.

  Years Ended December 31, 1996 and December 31, 1995

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $116,887,000 in 1996, compared to $108,718,000 in 1995, an increase of $8,169,000 or 7.5%.

     Property rentals from shopping centers were $80,001,000 in 1996, compared to $74,255,000 in 1995, an increase of $5,746,000 or 7.7%. Of this increase, (i)
$3,800,000 resulted from rental step-ups in existing tenant leases which are not subject to the straight-line method of revenue recognition and (ii) $2,000,000 resulted from expansions and an acquisition. Property rentals received from new tenants were approximately the same as property rentals lost from vacating tenants. Percentage rent included in property rentals was $936,000 in 1996, compared to $959,000 in 1995.

     Property rentals from the remainder of the portfolio were $7,423,000 in 1996, compared to $6,174,000 in 1995, an increase of $1,249,000 or 20.2%. Of this increase, $650,000 resulted from the purchase of an office building in June 1996.

     Tenant expense reimbursements, which consist of the tenants' pro-rata share of common area maintenance expenses (such as snow removal costs, landscaping and parking lot repairs), real estate taxes and insurance, were $26,644,000 in 1996, compared to $24,091,000 in 1995, an increase of $2,553,000. This increase reflects a corresponding increase in operating expenses passed through to tenants.

     Other income was $2,819,000 in 1996, compared to $4,198,000 in 1995, a decrease of $1,379,000. This decrease resulted primarily from (i) including management and development fee income from Alexander's in "Income from Partially-Owned Entities" rather than in "Other income" for a full year in 1996, compared to six months in 1995 and (ii) the recognition of leasing fee income in the first quarter of 1995 from Alexander's of $915,000 applicable to 1993 and 1994 (no leasing fee income was recognized prior to 1995 because required conditions had not been met), partially offset by (iii) the increase in management, development and leasing fees from Interstate Properties.

     Operating expenses were $36,412,000 in 1996, compared to $32,282,000 in 1995, an increase of $4,130,000. Of this increase, (i) $3,100,000 were passed through to tenants and consisted of higher snow removal costs of $1,500,000, increased real estate taxes of $1,000,000 and other common area maintenance expense increases of $600,000 and (ii) $500,000 resulted from increases in rent expense and other property expenses. In addition, in 1995 operating expenses were partially offset by real estate tax refunds and other miscellaneous income of approximately $500,000.

     Depreciation and amortization expense increased by $799,000 in 1996, compared to 1995, as a result of expansions and an acquisition.

     General and administrative expenses were $5,167,000 in 1996, compared to $6,687,000 in 1995, a decrease of $1,520,000. This decrease resulted primarily from a reduction in corporate office expenses caused by the third quarter 1995 assignment of the Company's Management and Development Agreement with Alexander's to Vornado Management Corp. ("VMC").

     In December 1996, the Company recognized an expense of $2,083,000, representing one month's amortization of the $25,000,000 deferred payment due to the Company's President. The balance of the deferred payment will be amortized in 1997.

     Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,956,000 for the year ended December 31, 1996, compared to $3,954,000 in the prior year, an increase of $4,002,000. This increase resulted from (i) lower operating losses at Alexander's caused by the commencement of rent at the Rego Park I property in March 1996, (ii) the recognition of $2,053,000 of non-recurring income as a result of the reversal of a liability which is no longer required and (iii) interest income on the loan to Alexander's for a full year in 1996, compared to a ten month period in 1995.

     In July 1995, the Company assigned its Management Agreement with Alexander's to VMC. In exchange, the Company received 100% of the non-voting preferred stock of VMC which entitles it to 95% of the economic benefits of VMC through distributions. In addition, the Company lent $5,000,000 to VMC for working capital purposes under a three-year term loan bearing interest at the prime rate plus 2%. VMC is responsible for its pro-rata share of compensation and fringe benefits of employees and 30% of other expenses which are common to both Vornado and VMC. Income from investment in and advances to VMC (now included in "Income from partially-owned entities") was $1,855,000 for the year ended December 31, 1996, compared to $788,000 for the period from July 6th to December 31, in 1995. Income from investment in and advances to VMC for the year ended December 31, 1996 reflects additional fee income earned by VMC in the first quarter of 1996 relating to the substantial completion of the redevelopment of Alexander's Rego Park I property.

     Interest and other investment income was $6,643,000 for 1996, compared to $5,733,000 in 1995, an increase of $910,000 or 15.9%. This increase resulted from higher net gains on marketable securities and the yield earned on the mortgage note receivable exceeding the yield earned on the investment of such funds in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

     Year Ended December 31, 1997

     Cash flows provided by operating activities of $110,754,000 was comprised of (i) net income of $61,023,000, (ii) adjustments for non-cash items of $39,723,000 and (iii) the net change in operating assets and liabilities of $10,008,000. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $22,917,000 and (ii) depreciation and amortization of $24,460,000.

     Net cash used in investing activities of $1,064,484,000 was primarily comprised of (i) acquisitions of real estate of $887,423,000 (see detail below),
(ii) investments in mortgage loans receivable of $71,663,000 (see detail below),
(iii) capital expenditures of $23,789,000, (iv) restricted cash for tenant improvements of

$27,079,000 and (v) real estate deposits of $46,152,000. Acquisitions of real estate and investments in mortgage loans receivable are comprised of:

                                                                        VALUE OF
                                                                        VORNADO
                                                                         SHARES
                                                                           OR
                                                              DEBT       UNITS          TOTAL
                                                  CASH      ASSUMED     ISSUED*     CONSIDERATION
                                                --------    --------    --------    -------------
                                                             (AMOUNTS IN THOUSANDS)
Real Estate:
  Mendik Transaction..........................  $263,790    $215,279    $177,000     $  656,069
  60% interest in Cold Storage Companies......   243,846     376,800          --        620,646
  Green Acres Mall............................        --     125,000     102,015        227,015
  90 Park Avenue office building..............   185,000          --          --        185,000
  Montehiedra shopping center.................    11,000      63,000          --         74,000
  40% interest in Hotel Pennsylvania..........    17,487      48,000          --         65,487
  640 Fifth Ave. office building..............    64,000          --          --         64,000
  15% interest in Charles E. Smith Commercial
     Realty L.P...............................    60,000          --          --         60,000
  Riese properties............................    26,000          --          --         26,000
  1135 Third Avenue and other.................    16,300          --          --         16,300
                                                --------    --------    --------     ----------
                                                 887,423     828,079     279,015      1,994,517
                                                --------    --------    --------     ----------
Mortgage loans receivable:
  Riese properties............................    41,649                                 41,649
  20 Broad Street.............................    27,000                                 27,000
  909 Third Ave. and other, net ..............     3,014                                  3,014
                                                --------                             ----------
                                                  71,663                                 71,663
                                                --------                             ----------
Total Acquisitions............................  $959,086    $828,079    $279,015     $2,066,180
                                                ========    ========    ========     ==========

---------------
* Valued at time of acquisition.

     Net cash provided by financing activities of $1,219,988,000 was primarily comprised of proceeds from (i) borrowings of $770,000,000, (ii) issuance of common shares of Vornado of $688,672,000, and (iii) issuance of preferred shares of $276,000,000, partially offset by (iv) repayment of borrowings of $409,633,000, (v) distributions to Class A unitholders of $77,461,000, (vi) preferred unit distributions of $15,549,000 and (vii) the repayment of borrowings on U.S. Treasury obligations of $9,636,000.

     Year Ended December 31, 1996

     Cash flows provided by operating activities of $70,703,000 was comprised of
(i) net income of $61,364,000 and (ii) adjustments for non-cash items of $9,972,000, less (iii) the net change in operating assets and liabilities of $633,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $12,586,000 and amortization of deferred officers compensation expense of $2,083,000, partially offset by the effect of straight-lining of rental income of $2,676,000 and equity in income from Alexander's of $1,108,000. The net change in "Leasing fees receivable" and "Deferred leasing fee income" included in item (iii) above reflects a decrease of $1,717,000 resulting from the rejection of a lease by an Alexander's tenant in March 1996 and an increase of $1,738,000 resulting from the releasing of a portion of this space. "Leasing fees receivable" of $2,500,000 were collected during this period.

     Net cash provided by investing activities of $14,912,000 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $46,734,000, partially offset by (ii) the Company's investment in a mortgage note receivable of $17,000,000 and (iii) capital expenditures of $14,822,000 (including $8,923,000 for the purchase of an office building).

     Net cash used in financing activities of $15,046,000 was primarily comprised of (i) distributions to Class A unitholders of $59,558,000, (ii) the net repayment of borrowings on U.S. Treasury obligations of $34,239,000, (iii) the net repayment on mortgages of $966,000, partially offset by (iv) net proceeds from the issuance of common shares of Vornado of $73,060,000 and (v) the proceeds from the exercise of stock options of Vornado of $6,657,000.

     Cash increased during the period from December 31, 1995 to December 31, 1996 from $19,127,000 to $89,696,000 primarily as the result of the issuance of common shares of Vornado in the fourth quarter of 1996 as noted above.

     Year Ended December 31, 1995

     Cash flows provided by operating activities of $62,882,000 was comprised of: (i) net income of $53,008,000 and (ii) adjustments for non-cash items of $11,305,000 less (iii) the net change in operating assets and liabilities of $1,431,000. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $11,779,000, plus equity in loss of Alexander's of $2,389,000, partially offset by the effect of straight-lining of rental income of $2,569,000. Further, during this period in connection with the Alexander's transaction, "Leasing fees and other receivables" increased by $7,656,000 and "Deferred leasing fee income" correspondingly increased by $8,888,000. These amounts have been included in "Changes in assets and liabilities: other" in the Consolidated Statements of Cash Flows and are part of the net change in operating assets and liabilities shown in item (iii) above.

     Net cash used in investing activities of $103,891,000 was comprised of (i) the Company's investment in and advances to Alexander's of $100,482,000, (ii) capital expenditures of $16,644,000, (iii) a loan to VMC of $5,074,000 and (iv) purchases of securities available for sale of $4,027,000, partially offset by
(v) the net proceeds from the sale of securities available for sale of $22,336,000.

     Net cash provided by financing activities of $36,577,000 was primarily comprised of (i) net proceeds from issuance of common shares of Vornado of $79,831,000, and (ii) net borrowings on U.S. Treasury obligations of $9,600,000, partially offset by (iii) distributions to Class A unitholders of $52,875,000.

  Funds from Operations for the Years Ended December 31, 1997 and 1996

     Funds from operations were $72,619,000 in the year ended December 31, 1997, compared to $69,316,000 in the prior year, an increase of $3,303,000 or 4.8%. Funds from operations for this year reflect amortization of the deferred payment due to the Company's President and related compensation of $25,397,000, compared to $2,157,000 in the prior year. The following table reconciles funds from operations and net income:

                                                                     YEAR ENDED
                                                            ----------------------------
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
                                                            ------------    ------------
Net income applicable to Class A units....................  $45,474,000     $61,364,000
Depreciation and amortization of real property............   22,413,000      11,154,000
Straight-lining of property rentals for rent
  escalations.............................................   (3,359,000)     (2,676,000)
Leasing fees received in excess of income recognized......    1,733,000       1,805,000
Proportionate share of adjustments to equity in net income
  of partially-owned entities to arrive at funds from
  operations..............................................    6,358,000      (2,331,000)
                                                            -----------     -----------
Funds from operations.....................................  $72,619,000     $69,316,000
                                                            ===========     ===========

     Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations may not be comparable to similarly titled measures reported by other REITs since a number of REITs', including the Company, calculate funds from operations in a manner different from that used by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:

                                                     FOR THE YEAR ENDED
                                               -------------------------------
                                                DECEMBER 31,      DECEMBER 31,
                                                    1997              1996
                                               ---------------    ------------
Operating activities.........................  $   110,754,000    $ 70,703,000
                                               ===============    ============
Investing activities.........................  $(1,064,484,000)   $ 14,912,000
                                               ===============    ============
Financing activities.........................  $ 1,219,988,000    $(15,046,000)
                                               ===============    ============

  Certain Cash Requirements

     The Company has budgeted approximately $51,000,000 for capital expenditures (excluding acquisitions) over the next year of which (i) $38,500,000 is for tenant improvements and leasing costs at its office properties, (ii) $5,500,000 is for rebuilding the Lodi Shopping Center, net of expected insurance proceeds,
(iii) $1,500,000 is for tenant improvements and renovations at its shopping center properties and (iv) $4,300,000 is for recurring maintenance.

     In addition to the Company's budgeted capital expenditures, below is a summary of certain other transactions affecting the Company's liquidity at December 31, 1997:

                                                                 CAPITAL REQUIRED
                                                              ----------------------
Acquisitions completed subsequent to December 31, 1997:
  One Penn Plaza (purchase price of $410,000,000 less a
     deposit of $41,000,000 made in December 1997 and
     indebtedness of $93,000,000)...........................       $276,000,000
  150 East 58th Street......................................        118,000,000
Pending acquisitions:
  Kennedy Properties (purchase price of $625,000,000 less
     value of Operating Partnership Units to be issued of
     $110,000,000 and debt to be assumed of $50,000,000)....        465,000,000
  YMCA Development..........................................         55,000,000
  Capital expenditures for the Hotel Pennsylvania (the
     Company's 40% share)...................................         25,000,000
                                                                   ------------
                                                                   $939,000,000
                                                                   ============

     The capital expenditures shown above would increase as a result of the Company's proposed increased ownership of the Hotel Pennsylvania (see Item
2. -- Properties).

     The Company expects that the Cold Storage Companies and Alexander's, in which the Company owns partial interests, will separately fund their capital expenditures. (See Item 2. -- Properties)

     The $20,000,000 convertible obligation, payable at Vornado's option in 919,540 of its Common Shares or the cash equivalent of their appreciated value, to Michael D. Fascitelli, the Company's President, vested as of December 2, 1997.

     In July 1997, the Company obtained a $600,000,000 unsecured three-year revolving credit facility. In February 1998, the facility was increased to $1,000,000,000. At December 31, 1997, the Company had $370,000,000 outstanding under the facility.

     In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

     The Company has an effective shelf registration under which it can offer an aggregate of $2.0 billion of equity securities and an aggregate of $1.0 billion of debt securities.

     The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

ACQUISITION ACTIVITY

     As a result of acquisitions, the book value of the Company's assets have grown from $565,204,000 at December 31, 1996 to $2,524,089,000 at December 31,
1997. In addition, another $528,000,000 in acquisitions were completed through March 6, 1998 and $907,000,000 in acquisitions were pending at that date.

     The Company's success is affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of Vornado's common stock, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

     Management has incorporated the required disclosures under Statements Nos. 128 and 129 in its financial statements, and does not believe that the other new standards will have a material effect on reported operating results, per share amounts, financial position or cash flow.

YEAR 2000 ISSUES

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and borrowers. Year 2000 compliance programs and information systems modifications are being initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ECONOMIC CONDITIONS

     Substantially all of the Company's leases contain step-ups in rent. Such rental increases are not designed to, and in many instances do not, approximate the cost of inflation, but do have the effect of mitigating the adverse impact of inflation. In addition, substantially all of the Company's leases contain provisions that require the tenant to reimburse the Company for the tenant's share of common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility) and real estate taxes or for increases of such expenses over a base amount, thus offsetting, in part, the effects of inflation on such expenses.

     Inflation did not have a material effect on the Company's results for the periods presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    36
Consolidated Balance Sheets at December 31, 1997 and 1996...    37
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................    38
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995....................    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................    40
Notes to Consolidated Financial Statements..................    41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS' ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
Saddle Brook, New Jersey

     We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 25, 1998

                              VORNADO REALTY L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                              (AMOUNTS IN THOUSANDS EXCEPT
                                                                     SHARE AMOUNTS)
                                          ASSETS
Real estate, at cost:
  Land......................................................   $  436,274       $ 61,278
  Buildings and improvements................................    1,118,334        327,485
  Leasehold improvements and equipment......................        9,485          8,535
                                                               ----------       --------
          Total.............................................    1,564,093        397,298
  Less accumulated depreciation and amortization............      173,434        151,049
                                                               ----------       --------
          Real estate, net..................................    1,390,659        246,249
Cash and cash equivalents, including U.S. government
  obligations under repurchase agreements of $8,775 and
  $17,036...................................................      355,954         89,696
Restricted cash.............................................       27,079             --
Marketable securities.......................................       34,469         27,549
Investments in partially-owned entities, including
  investment in and advances to Alexander's of $108,752 and
  $107,628..................................................      482,787        112,821
Due from officer............................................        8,625          8,418
Accounts receivable, net of allowance for doubtful accounts
  of $658 and $575..........................................       16,663          9,786
Mortgage loans receivable...................................       88,663         17,000
Receivable arising from the straight-lining of rents........       24,127         17,052
Other assets................................................       95,063         13,716
Officer's deferred compensation expense.....................           --         22,917
                                                               ----------       --------
                                                               $2,524,089       $565,204
                                                               ==========       ========
                            LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable.................................   $  956,654       $232,387
Due for U.S. Treasury obligations...........................           --          9,636
Accounts payable and accrued expenses.......................       36,538          9,905
Officer's compensation payable..............................       25,000         25,000
Deferred leasing fee income.................................        9,927          8,373
Other liabilities...........................................        3,641          3,646
                                                               ----------       --------
          Total liabilities.................................    1,031,760        288,947
                                                               ----------       --------
Commitments and contingencies
Partners' capital:
  Preferred units of beneficial interest: no par value per
     unit; authorized, 20,000,000 units; liquidation
     preference $50.00 per unit ($289,466); issued and
     outstanding, 5,789,315 units, stated at................      279,884             --
  General partner units issued and outstanding, 72,164,654
     and 53,095,360 units...................................    1,149,272        359,918
  Limited partnership units; issued and outstanding,
     5,681,124 units........................................      178,567             --
  Partnership deficit.......................................     (109,561)       (77,574)
                                                               ----------       --------
                                                                1,498,162        282,344
  Unrealized loss on securities available for sale..........         (840)          (998)
  Due from officers for purchase of units of beneficial
     interest...............................................       (4,993)        (5,089)
                                                               ----------       --------
          Total partners' capital...........................    1,492,329        276,257
                                                               ----------       --------
                                                               $2,524,089       $565,204
                                                               ==========       ========

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED
                                                        -----------------------------------------------
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1997             1996             1995
                                                        -------------    -------------    -------------
                                                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Property rentals....................................    $168,321         $ 87,424         $ 80,429
  Expense reimbursements..............................      36,652           26,644           24,091
  Other income (including fee income from related
     parties of $1,752, $2,569 and $4,123)............       4,158            2,819            4,198
                                                          --------         --------         --------
Total revenues........................................     209,131          116,887          108,718
                                                          --------         --------         --------
Expenses:
  Operating...........................................      74,745           36,412           32,282
  Depreciation and amortization.......................      22,983           11,589           10,790
  General and administrative..........................      13,580            5,167            6,687
  Amortization of officer's deferred compensation
     expense..........................................      22,917            2,083               --
                                                          --------         --------         --------
Total expenses........................................     134,225           55,251           49,759
                                                          --------         --------         --------
Operating income......................................      74,906           61,636           58,959
Income applicable to Alexander's......................       7,873            7,956            3,954
Income from partially-owned entities..................       4,658            1,855              788
Interest and other investment income..................      23,767            6,643            5,733
Interest and debt expense.............................     (42,888)         (16,726)         (16,426)
                                                          --------         --------         --------
Net income............................................      68,316           61,364           53,008
Preferred unit distributions..........................     (15,549)              --               --
Preferential allocations..............................      (7,293)              --               --
                                                          --------         --------         --------
  NET INCOME applicable to Class A units..............    $ 45,474         $ 61,364         $ 53,008
                                                          ========         ========         ========
NET INCOME PER CLASS A UNIT -- BASIC..................    $    .83         $   1.26         $   1.13
                                                          ========         ========         ========
NET INCOME PER CLASS A UNIT -- DILUTED................    $    .79         $   1.25         $   1.12
                                                          ========         ========         ========

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                  UNREALIZED
                                                                                  GAIN(LOSS)
                                                                                 ON SECURITIES     DUE        TOTAL
                                 PREFERRED   LIMITED     GENERAL                   AVAILABLE       FROM     PARTNERS'
                                   UNITS     PARTNERS    PARTNER      DEFICIT      FOR SALE      OFFICERS    CAPITAL
                                 ---------   --------   ----------   ---------   -------------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
BALANCE, JANUARY 1, 1995.......                         $  199,050   $ (79,513)     $ 2,336      $(5,185)   $  116,688
Net income.....................                                 --      53,008           --           --        53,008
Net proceeds from issuance of
  Class A units................                             79,831          --           --           --        79,831
Distributions to Class A
  unitholders ($1.12 per
  unit)........................                                 --     (52,875)          --           --       (52,875)
Class A units issued under
  employees' share plans.......                              1,320          --           --           --         1,320
Change in unrealized gains
  (losses) on securities
  available for sale...........                                 --          --       (3,698)*         --        (3,698)
                                                        ----------   ---------      -------      -------    ----------
BALANCE, DECEMBER 31, 1995.....                            280,201     (79,380)      (1,362)      (5,185)      194,274
Net income.....................                                 --      61,364           --           --        61,364
Net proceeds from issuance of
  Class A units................                             73,060          --           --           --        73,060
Distributions to Class A
  unitholders ($1.22 per
  unit)........................                                 --     (59,558)          --           --       (59,558)
Class A units issued under
  employees' share plans.......                              6,657          --           --           --         6,657
Change in unrealized gains
  (losses) on securities
  available for sale...........                                 --          --          364           --           364
Forgiveness of amount due from
  officers.....................                                 --          --           --           96            96
                                                        ----------   ---------      -------      -------    ----------
BALANCE, DECEMBER 31, 1996.....                            359,918     (77,574)        (998)      (5,089)      276,257
Net income.....................                                 --      68,316           --           --        68,316
Distributions to preferred
  unitholders ($2.37 per
  unit)........................                                 --     (15,549)          --           --       (15,549)
Preferential allocations to
  Unitholders..................                                 --      (7,293)          --           --        (7,293)
Net proceeds from issuance of
  preferred units (including
  accretion of $1,918).........  $277,918                       --          --           --           --       277,918
Units issued in connection with
  the Mendik acquisition.......        --    $178,567           --          --           --           --       178,567
Net proceeds from issuance of
  Class A units................        --          --      688,672          --           --           --       688,672
Units issued in connection with
  Arbor acquisition............     1,966          --      100,049          --           --           --       102,015
Distributions to Class A
  unitholders ($1.36 per
  unit)........................        --          --           --     (77,461)          --           --       (77,461)
Class A units issued in
  connection with an employment
  agreement and employees'
  share plans..................        --          --          633          --           --           --           633
Change in unrealized gains
  (losses) on securities
  available for sale...........        --          --           --          --          158           --           158
Forgiveness of amount due from
  officers.....................        --          --           --          --           --           96            96
                                 --------    --------   ----------   ---------      -------      -------    ----------
BALANCE, DECEMBER 31, 1997.....  $279,884    $178,567   $1,149,272   $(109,561)     $  (840)     $(4,993)   $1,492,329
                                 ========    ========   ==========   =========      =======      =======    ==========

---------------
* Includes $3,435 in unrealized gains attributable to the Company's investment in the common stock of Alexander's, Inc.

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                      --------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1997            1996            1995
                                                      ------------    ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................  $    68,316      $  61,364        $ 53,008
  Adjustments to reconcile net income to net cash
    provided by operations:
    Depreciation and amortization (including debt
      issuance costs)...............................       24,460         12,586          11,779
    Amortization of officer's deferred compensation
      expense.......................................       22,917          2,083              --
    Straight-lining of rental income................       (7,075)        (2,676)         (2,569)
    Equity in (income) loss of Alexander's..........       (2,188)        (1,108)          2,389
    Equity in income of other investees.............       (4,658)            --              --
    Net gain on marketable securities...............       (1,026)          (913)           (294)
    Changes in operating assets and liabilities:....       10,008           (633)         (1,431)
                                                      -----------      ---------        --------
Net cash provided by operating activities...........      110,754         70,703          62,882
                                                      -----------      ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate.......................     (887,423)            --              --
  Investments in mortgage loans receivable..........      (71,663)       (17,000)             --
  Cash restricted for tenant improvements...........      (27,079)            --              --
  Additions to real estate..........................      (23,789)       (14,822)        (16,644)
  Investment in and advances to Alexander's.........           --             --        (100,482)
  Real estate deposits and other....................      (46,152)            --          (5,074)
  Purchases of securities available for sale........       (8,378)            --          (4,027)
  Proceeds from sale or maturity of securities
    available for sale..............................           --         46,734          22,336
                                                      -----------      ---------        --------
Net cash (used in) provided by investing
  activities........................................   (1,064,484)        14,912        (103,891)
                                                      -----------      ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common units............      688,672         73,060          79,831
  Proceeds from issuance of preferred units.........      276,000             --              --
  Proceeds from borrowings on U.S. Treasury
    obligations.....................................           --         10,000          40,000
  Repayment of borrowings on U.S. Treasury
    obligations.....................................       (9,636)       (44,239)        (30,400)
  Proceeds from borrowings..........................      770,000         10,000          60,000
  Repayments on borrowings..........................     (409,633)       (10,966)        (60,807)
  Costs of refinancing debt.........................       (3,038)            --            (492)
  Distributions to Class A unitholders..............      (77,461)       (59,558)        (52,875)
  Distributions to Preferred unitholders............      (15,549)            --              --
  Issuance of units.................................          633          6,657           1,320
                                                      -----------      ---------        --------
Net cash provided by (used in) financing
  activities........................................    1,219,988        (15,046)         36,577
                                                      -----------      ---------        --------
Net increase (decrease) in cash and cash
  equivalents.......................................      266,258         70,569          (4,432)
Cash and cash equivalents at beginning of year......       89,696         19,127          23,559
                                                      -----------      ---------        --------
Cash and cash equivalents at end of year............  $   355,954      $  89,696        $ 19,127
                                                      ===========      =========        ========
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest........................  $    38,968      $  15,695        $ 15,881
NON-CASH TRANSACTIONS:
  Financing assumed in acquisitions.................  $   403,279      $      --        $     --
  Vornado shares issued in connection with
    acquisitions....................................      102,015             --              --
  Units issued in connection with acquisitions......      177,000             --              --
  Deferred officer's compensation expense and
    related liability...............................           --         25,000              --
  Unrealized (loss)gain on securities available for
    sale............................................          158            364          (3,698)

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     Vornado Realty L.P. (the "Operating Partnership", including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. It commenced operations on April 15, 1997, when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), converted to an Umbrella Partnership REIT (UPREIT) by transferring substantially all of its assets to the Operating Partnership in exchange for units. Vornado is the sole general partner of the Operating Partnership and owns a 92.7% limited partnership interest at December 31, 1997. As a result of such conversion, Vornado's activities are conducted through the Operating Partnership. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

     The Company currently owns directly or indirectly:

            (i) 59 shopping center properties in seven states and Puerto Rico;

           (ii) all or portions of 14 office building properties in the New York City metropolitan area (primarily Manhattan);

           (iii) eight warehouse/industrial properties in New Jersey;

           (iv) approximately 29.3% of the outstanding common stock of Alexander's, Inc., which has nine properties in the New York City metropolitan area;

            (v) a 60% interest in two partnerships that own Americold Corporation and URS Logistics, Inc., (collectively the "Cold Storage Companies") which own and operate 80 refrigerated, frozen and dry storage space warehouse facilities;

           (vi) a 40% interest in the Hotel Pennsylvania, a New York City hotel which contains retail and office space;

          (vii) a 15% limited partnership interest in Charles E. Smith Commercial Realty, which owns interests in and manages office properties in Crystal City, Arlington, Virginia, a suburb of Washington D.C., and manages additional office and other commercial properties in the Washington, D.C. area;

           (viii) other real estate and investments in mortgages collateralized by various office, restaurant and other retail properties;

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

     Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided

                              VORNADO REALTY L.P.

on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases.

     The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash restricted for tenant improvements at the Company's Two Penn Plaza office building.

     MARKETABLE SECURITIES: Marketable securities are carried at fair market value. The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale and equity securities it intends to buy and sell on a short term basis as trading securities. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholder's equity for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

     At December 31, 1997 and 1996, marketable securities had an aggregate cost of $34,950,000 and $28,299,000 (of which $7,230,000 and $7,260,000 represents trading securities) and an aggregate market value of $34,469,000 and $27,549,000 (of which $7,583,000 and $7,508,000 represents trading securities). Gross unrealized gains and losses were $1,583,000 and $2,064,000 at December 31, 1997 and $606,000 and $1,356,000 at December 31, 1996.

     MORTGAGE LOANS RECEIVABLE: The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate. Interest on impaired loans is recognized on a cash basis.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) are considered appropriate, and reasonably approximate their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

     DEFERRED CHARGES: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis in accordance with the terms of the agreements to which they relate.

     REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, which provide for varying rents over the lease terms.

     INCOME TAXES: No provision has been made for income taxes in the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the individual partners. The Company operates in a manner intended to enable Vornado to continue to qualify as a REIT

                              VORNADO REALTY L.P.

under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. All dividend distributions for the three years ended December 31, 1997, are characterized for Federal income tax purposes as ordinary income.

     The net basis of the Company's assets and liabilities for tax purposes is approximately $480,000,000 lower than the amount reported for financial statement purposes.

     AMOUNTS PER UNIT: In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per unit with basic and diluted earnings per unit. Basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is very similar to the previously reported diluted earnings per unit. All earnings per unit amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128. All unit and per unit information has also been adjusted for a 2-for-1 unit split in October 1997.

     STOCK OPTIONS: The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of Vornado's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of Vornado's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. An equivalent number of units are issued when options are exercised.

3.  ACQUISITIONS

     The Company completed approximately $2.6 billion of real estate acquisitions or investments from January 1, 1997 through March 6, 1998 and an additional $900 million of acquisitions are pending; however, there can be no assurance that such acquisitions will ultimately be completed. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate. The following are the details of the acquisitions or investments:

COMPLETED IN 1997

  Mendik Transaction

     In April 1997, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and the management company held by Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them (the "Mendik Group") and certain of their affiliates (the "Mendik Transaction"), which is operated as the Mendik Division. The properties acquired include (i) four wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) three partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership issued to persons other than Vornado ("Minority Interests") and $215,000,000 in indebtedness.

                              VORNADO REALTY L.P.

  Montehiedra Town Center

     In April 1997, the Company acquired The Montehiedra Town Center ("Montehiedra"), a shopping center, located in San Juan, Puerto Rico, for approximately $74,000,000, of which $63,000,000 was newly issued ten-year indebtedness.

  90 Park Avenue

     In May 1997, the Company acquired a mortgage loan from a consortium of banks collateralized by an office building located at 90 Park Avenue, Manhattan, New York. On August 21, 1997, the Company entered into an agreement with the owners of 90 Park Avenue pursuant to which the Company restructured the mortgage, took title to the land and obtained a 43-year lease on the building under which the Company manages the building and receives the building's cash flow. As part of the restructuring, the amount of the debt was adjusted from the face value of $193,000,000 to the May 1997 acquisition cost of $185,000,000, the maturity date of the debt was extended to August 31, 2022 and the interest rate was set at 7.5%. The Company purchased the land from the borrower for $8,000,000, which was further applied to reduce the debt to $177,000,000. This investment has been classified as real estate.

  Riese Transactions

     In June 1997, the Company acquired four properties for approximately $26,000,000. The properties were previously owned by affiliates of the Riese Organization. These properties are located in midtown Manhattan. The Company also made a $41,000,000 mortgage loan to Riese affiliates cross-collateralized by ten other Manhattan properties. The mortgage loan has a five-year term and an initial interest rate of 9.75% increasing annually.

  Hotel Pennsylvania Investment

     In September 1997, the Company acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. from a group of partnerships. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. have 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Company's share of the purchase price was approximately $64,000,000. The Company manages the site's retail and office space, and Hotel Properties Limited manages the hotel. See "Subsequent Events."

  20 Broad Street Mortgage

     In September 1997, the Company purchased from a bank, at a discount, a mortgage on an office building at 20 Broad Street in Manhattan, New York for $27,000,000. The mortgage, which is in default, yields approximately 12%. The property is leased to a number of tenants. The largest such tenant, the New York Stock Exchange, leases approximately 53% of the property. As part of the Mendik Transaction previously described, the Company obtained an option to acquire from the Mendik Group its portion of the leasehold interest in this property.

  Charles E. Smith Commercial Realty Investment

     In October 1997, the Company acquired a 15% limited partnership interest in Charles E. Smith Commercial Realty L.P. for $60,000,000 in a partnership roll-up. The partnership owns interests in and manages office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages additional office and other commercial properties in the Washington, D.C. area.

                              VORNADO REALTY L.P.

  Cold Storage

     In October 1997, two partnerships in which preferred stock affiliates of the Company have 60% interests and affiliates of Cresent Real Estate Equities Company have 40% interests acquired Americold Corporation ("Americold") and URS Logistics, Inc. ("URS") from affiliates of Kelso & Company, Inc. and other owners. Americold and URS are cold storage and logistics warehouse companies. The consideration for these transactions totaled approximately $1,000,000,000, including $628,000,000 of indebtedness. The Company's share of the purchase price was approximately $600,000,000. See "Subsequent Events."

  Arbor Property Trust

     In December 1997, the Company acquired Arbor Property Trust ("Arbor") for approximately 2,936,000 common shares of beneficial interest of Vornado and 39,400 Series A Convertible Preferred Shares of Vornado. The approximate value of the transaction was $225 million, subject to property level debt of $125 million. Arbor was a single property real estate investment trust which owned the Green Acres Mall, a super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York one-mile east of the borough of Queens, New York.

  640 Fifth Avenue

     In December 1997, the Company acquired 640 Fifth Avenue, a Manhattan office building located at the corner of 51st Street, for approximately $64 million from Met Life International Real Estate Partners Limited Partnership.

COMPLETED IN 1998 (SEE "SUBSEQUENT EVENTS")

  One Penn Plaza

     In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building for approximately $410 million from Mid-City Associates.

  150 East 58th Street

     In March 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for approximately $118 million from a limited partnership.

PENDING

  Kennedy Properties (See "Subsequent Events")

     In January 1998, the Company entered into a definitive agreement to acquire a real estate portfolio from Joseph P. Kennedy Enterprises for approximately $625 million, consisting of $465 million in cash, $50 million in indebtedness and an aggregate of $110 million in Operating Partnership Units and Convertible Preferred Operating Partnership Units.

  YMCA Development

     In September 1997, the Company entered into an agreement with the YMCA to acquire a portion of a property now occupied by the YMCA. The property overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. Pursuant to the agreement, a preferred stock affiliate of the Company will acquire and develop approximately 44,000 square feet for use by the YMCA and approximately 150,000 square feet for sale as residential condominiums. The agreement contemplates the negotiation and execution of additional related agreements. The purchase price for the property is approximately $8,400,000, and the Company estimates that development costs (including the YMCA facilities) will be approximately

                              VORNADO REALTY L.P.

$55,000,000. To date the Company has expended approximately $2,750,000 in connection with this transaction and provided the YMCA with a $5,500,000 letter of credit. The transaction is expected to close in the second quarter of 1998.

  Las Catalinas Mall

     The Company has an option to acquire K Mart's recently constructed anchor store and its 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico. The total purchase price is approximately $68,000,000 (substantially all of which would be financed with newly issued debt). The acquisition is expected to close in the second quarter of 1998.

  Hotel Pennsylvania -- additional investment (see "Subsequent Events").

  Cold Storage -- acquisition of Freezer Services, Inc. (see "Subsequent
Events").

  Pro Forma Information

     The unaudited pro forma information set forth below presents (i) the condensed consolidated statements of income for the Company for the years ended December 31, 1997 and 1996 as if (a) the acquisitions described above (excluding the pending acquisitions in Cold Storage and Hotel Pennsylvania) and the financings attributable thereto had occurred on January 1, 1996 and (ii) the condensed consolidated pro forma balance sheet of the Company as of December 31, 1997, as if such acquisitions and financings had occurred on December 31, 1997.

  Condensed Pro Forma Consolidated Income Statement

                                                        PRO FORMA (UNAUDITED) YEAR ENDED
                                                ------------------------------------------------
                                                  DECEMBER 31, 1997          DECEMBER 31, 1996
                                                ---------------------      ---------------------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues......................................         $500,200                   $488,900
                                                       ========                   ========
Net income....................................         $122,300                   $123,800
Preferred unit distributions..................          (20,700)                   (19,800)
Preferential allocations......................          (16,200)                   (16,200)
                                                       --------                   --------
Net income applicable to Class A units........         $ 85,400                   $ 87,800
                                                       ========                   ========
Net income per Class A unit -- basic..........            $1.55                      $1.79
                                                    ===========                ===========
Net income per Class A unit -- diluted........            $1.49                      $1.78
                                                    ===========                ===========

     Pro Forma revenues and net income applicable to Class A units after giving effect only to the acquisitions and financings completed prior to December 31, 1997 were $314,900,000 and $87,500,000 for the year ended December 31, 1997 and
$315,600,000 and $95,550,000 for the year ended December 31, 1996. The pro forma results for the year ended December 31, 1997, include non-recurring lease cancellation income of $14,350,000, partially offset by related expenses of $2,775,000.

  Condensed Pro Forma Consolidated Balance Sheet (Unaudited) at December 31,
1997
(amounts in thousands):

Total assets................................................  $3,553,600
                                                              ==========
Total liabilities...........................................  $1,951,300
Total partners' capital.....................................   1,602,300
                                                              ----------
Total liabilities and partners' capital.....................  $3,553,600
                                                              ==========

                              VORNADO REALTY L.P.

4.  INVESTMENTS IN PARTIALLY-OWNED ENTITIES

     The Company's investments in partially-owned entities and income recognized from such investments is disclosed below. Summarized financial data is provided for (i) investments in entities which exceed 10% of the Company's total assets and (ii) investments in which the Company's share of partially-owned entities pre-tax income exceeds 10% of the Company's net income.

BALANCE SHEET DATA:

                        COMPANY'S INVESTMENT        TOTAL ASSETS            TOTAL DEBT          TOTAL EQUITY
                        ---------------------   ---------------------   -------------------   -----------------
                          1997        1996         1997        1996       1997       1996       1997      1996
                        ---------   ---------   ----------   --------   --------   --------   --------   ------
                                                        (AMOUNTS IN THOUSANDS)
INVESTMENTS:
Cold Storage
  Companies..........   $243,846    $     --    $1,481,405   $     --   $638,047   $     --   $404,227   $   --
                                                ==========   ========   ========   ========   ========   ======
Alexander's..........    108,752     107,628    $  235,074   $211,585   $208,087   $192,347   $ 13,029   $5,564
                                                ==========   ========   ========   ========   ========   ======
Charles E. Smith
  Commercial Realty
  L.P. ..............     60,437          --
Hotel Pennsylvania...     20,152          --
Mendik Partially-
  Owned Office
  Buildings..........     37,209          --
Vornado Management
  Corp. and Mendik
  Management
  Company............     12,391       5,193
                        --------    --------
                        $482,787    $112,821
                        ========    ========

INCOME STATEMENT DATA:

                                   COMPANY'S INCOME
                                 FROM PARTIALLY-OWNED
                                       ENTITIES                 TOTAL REVENUES              NET INCOME (LOSS)
                               ------------------------   ---------------------------   --------------------------
                                1997     1996     1995     1997      1996      1995      1997     1996      1995
                               ------   ------   ------   -------   -------   -------   ------   -------   -------
                                                             (AMOUNTS IN THOUSANDS)
INCOME APPLICABLE TO
  ALEXANDER'S................  $7,873   $7,956   $3,954   $25,369   $21,833   $11,734   $7,466*  $24,699*  $(6,731)
                               ======   ======   ======   =======   =======   =======   ======   =======   =======
INCOME FROM OTHER PARTIALLY-
  OWNED INVESTMENTS:
Cold Storage Companies.......  $1,720   $   --   $   --   $78,699   $    --   $    --   $   90   $    --   $    --
                                                          =======   =======   =======   ======   =======   =======
Hotel Pennsylvania...........   1,055       --       --
Charles E. Smith Commercial
  Realty L.P. ...............      85       --       --
Mendik Partially-Owned Office
  Buildings..................     424       --       --
Vornado Management Corp. and
  Mendik Management
  Company....................   1,374    1,855      788
                               ------   ------   ------
                               $4,658   $1,855   $  788
                               ======   ======   ======

---------------
* 1997 net income includes $8,914 of income from the condemnation of a portion of a property. 1996 income includes income from discontinued operations of $11,602 and a non-recurring gain of $14,372.

                              VORNADO REALTY L.P.

  Alexander's

     The Company owns 29.3% of the outstanding shares of common stock of Alexander's. In March 1995, the Company lent Alexander's $45,000,000. The loan, which was scheduled to mature in March 1998, has been extended to March 1999 and the interest rate was reset from 15.60% per annum to 13.87% per annum reflecting a reduction in both the spread and the underlying treasury rate. In addition, Alexander's has approximately $163,087,000 of other indebtedness at December 31, 1997 of which: (i) $30,000,000 has been extended with the Company's loan to March 1999, (ii) $75,000,000 bearing interest at 6.82%, is due on September 15, 1998, (iii) $22,684,000 bearing interest at 10.22%, is due in February 2000 (iv) $21,812,000, bearing interest at 9.50%, is due on August 21, 1998 and (v) $13,596,000, bearing interest at 8.19%, is due on December 31, 1998. All of these loans are collateralized by Alexander's real estate.

     The investment in Alexander's is comprised of:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Common stock, net of $1,596,000 and $989,000 of accumulated
  depreciation of buildings.................................  $ 54,931     $ 56,952
Loan receivable.............................................    45,000       45,000
Deferred loan origination income............................       (83)        (583)
Leasing fees and other receivables..........................     6,576        5,901
Equity in income (loss).....................................     1,894         (293)
Deferred expenses...........................................       434          651
                                                              --------     --------
                                                              $108,752     $107,628
                                                              ========     ========

     Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is $3,000,000, plus 6% of development costs with minimum guaranteed fees of $750,000 per annum.

     The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $6,244,000 at December 31, 1997. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The Company recognized leasing fee income of $767,000, $695,000 and $1,448,000 in 1997, 1996 and 1995, respectively.

     As of December 31, 1997, Interstate Properties owned approximately 16.6% of the common shares of beneficial interest of Vornado (assuming the conversion of all Operating Partnership units) and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's, Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

     The agreement with the Company and Interstate Properties not to own in excess of two-thirds of Alexander's common stock expired in March 1998.

                              VORNADO REALTY L.P.

  Cold Storage Companies

     Investment represents a 60% interest in two partnerships held by preferred stock affiliates and advances to the partnerships of $713,000. Income recognized is from the date of acquisition (November 1, 1997) and is comprised of a management fee of approximately $1,800,000, which represents 1% per annum of the Total Combined Assets (as defined) of the Cold Storage Companies and the Company's 60% share of equity in net income, net of the management fee.

     At December 31, 1997, the Cold Storage Companies have an aggregate of $638,047,000 of debt which is comprised of (i) a $586,778,000 bridge loan maturing on October 31, 1998 and bearing interest at LIBOR plus 1.25% (7.23% at December 31, 1997) (ii) $37,041,000 of capital lease obligations and (iii) $14,228,000 of other notes and mortgages. The Cold Storage Companies are in the process of refinancing the bridge loan.

  Hotel Pennsylvania

     This investment represents a 40% interest in partnerships held by (i) a subsidiary of the Company for the property's commercial operations and (ii) a preferred stock affiliate for the property's hotel operations. Income is recognized from the date of acquisition (September 24, 1997) and is comprised of a fee for managing the commercial operations and equity in net income.

  Charles E. Smith Commercial Realty L.P.

     This investment represents a 15% interest in partnership. Income is comprised of equity in net income of the partnership for the two months ended December 31, 1997 (the period since the investment was made).

  Mendik Partially-Owned Office Buildings

     This investment represents the Company's interests in the partially-owned properties included in the Mendik Transaction: Two Park Avenue (40% interest) 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest).

  Vornado Management Corp. and Mendik Management Company

     These investments represent non-voting interest in preferred stock affiliates. Income is comprised of equity in the net income of preferred stock affiliates.

                              VORNADO REALTY L.P.

5.  DEBT

     Following is a summary of the Company's debt:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                                 ----          ----
                                                               (AMOUNTS IN THOUSANDS)
Notes and Mortgage Payable:
  Fixed Interest:
     Mortgage payable cross collateralized by an aggregate
      of 44 shopping centers and warehouse/industrial
      properties, due in 2000 with interest at 6.36%
      (prepayable with yield maintenance)...................  $  227,000    $  227,000
     Eleven Penn Plaza mortgage payable, due in 2007,
      requires amortization based on a 25 year term with
      interest at 8.39% (prepayable after 2003 with yield
      maintenance)..........................................      54,612            --
     866 UN Plaza mortgage payable, due in 2004, with
      interest at 7.79% (prepayable without penalty)........      33,000            --
     Monteheidra Town Center mortgage pass-through
      certificates, due in 2007 (52,447) and 2009 (10,251),
      requires amortization based on 30 year term with
      interest at 8.23% (prepayable after August 1999 with
      yield maintenance)....................................      62,698            --
     Other mortgages payable................................      11,344         5,387
                                                              ----------    ----------
                                                                 388,654       232,387
                                                              ----------    ----------
  Variable Interest:
     Two Penn Plaza mortgage payable, due in 2005, interest
      at LIBOR plus .63% (6.44% at December 31, 1997)
      (prepayable without penalty)..........................      80,000            --
     Green Acres Mall and Plaza, collateralized notes, due
      on August 19, 1998, interest at LIBOR plus .78% (6.40%
      at December 31, 1997) (see below).....................     118,000            --
                                                              ----------    ----------
                                                                 198,000            --
                                                              ----------    ----------
          Total notes and mortgages payable.................     586,654       232,387
Unsecured revolving credit facility, interest at LIBOR plus
  .83% (6.79% at December 31, 1997(see below))..............     370,000            --
                                                              ----------    ----------
          Total Debt........................................  $  956,654    $  232,387
                                                              ==========    ==========

     The net carrying value of properties collateralizing the notes and mortgages amounted to $888,558 at December 31, 1997. As at December 31, 1997, the maturities for the next five years are as follows (amounts in thousands):

                     YEAR ENDING DECEMBER 31:                AMOUNT
                     ------------------------               --------
        1998..............................................  $120,218   ($118,000 of which has been
                                                                       refinanced -- see below)
        1999..............................................     1,869
        2000..............................................   228,731
        2001..............................................     1,886
        2002..............................................     2,038

     In July 1997, the Company obtained a $600,000,000 unsecured three-year revolving credit facility. In February 1998, the facility was increased to $1,000,000,000. The facility contains customary loan covenants including, among others, limits on total outstanding indebtedness; maximum loan to value ratio; minimum debt service coverage and minimum market capitalization requirements. Interest is at LIBOR plus .70% to

                              VORNADO REALTY L.P.

1.00% depending on the Company's senior debt rating. The credit facility has a competitive bid option program, which allows the Company to hold auctions among banks participating in the facility for short term borrowings of up to $500,000,000. The Company paid an origination fee in July 1997 of .30%, origination and amendment fees in February 1998 of .39% and pays a commitment fee quarterly over the remaining term of the facility ranging from .15% to .20% on the facility amount.

     In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008, requires amortization based on a 30-year term, bears interest at 6.75% and may be defeased after 2001.

6.  PARTNERS' CAPITAL

     In April 1997, Vornado completed its public offering of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6 1/2% and are convertible into common shares at $36 3/8 per share. An equivalent number of units were issued to Vornado for the shares sold. The offering, net of expenses, generated approximately $276,000,000 which was used to fund the cash portion of the Mendik Transaction. Distributions on the preferred units in 1997 were approximately $15,549,000 (including accretion of expenses in connection with the offering of $1,918,000).

     On October 20, 1997, the Company paid a 100% unit dividend to unitholders. All unit and per unit information has been adjusted to reflect this two-for-one unit split.

     In October 1997, Vornado sold 14,000,000 common shares and an additional 2,100,000 common shares in November 1997 when the underwriters exercised in full their over-allotment option. The shares were sold at a price of $45.00 per share which, net of expenses, yielded approximately $688,672,000. An equivalent number of units were issued to Vornado for the shares sold. The net proceeds were used to repay $310,000,000 outstanding under the Company's line of credit and to fund a portion of the purchase price of certain acquisitions previously described.

     In connection with the acquisition of Arbor in December 1997, the Company issued approximately 2,936,000 common shares of beneficial interest and 39,400 Series A Convertible Preferred Shares of Beneficial Interest. The approximate value of the shares issued at the time of the acquisition was $102,000,000.

7.  EMPLOYEES' SHARE OPTION PLAN

     Under Vornado's Omnibus Share Plan (the "Plan"), various officers and key employees have been granted incentive share options and non-qualified options to purchase common shares of Vornado. Options granted are at prices equal to 100% of the market price of Vornado's shares at the date of grant, 1,119,917 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant and 910,000 shares (granted in connection with the Mendik Transaction) vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant. An equivalent number of units are issued when options are exercised.

     The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1997.

                              VORNADO REALTY L.P.

     If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the years ended December 31, 1997 and 1996 (amounts in thousands, except share amounts):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Net income applicable to Class A units:
  As reported..............................................    $45,474         $61,364
  Pro-forma................................................     41,248          60,613
Net income per Class A unit applicable to Class A units:
  Basic:
     As reported...........................................    $   .83         $  1.26
     Pro-forma.............................................        .75            1.24
  Diluted:
     As reported...........................................        .79            1.25
     Pro forma.............................................        .72            1.23

     The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1997 and 1996.

                                                                   DECEMBER
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Expected volatility.........................................    25%        26%
Expected life...............................................  5 years    5 years
Risk-free interest rate.....................................   6.4%       5.6%
Expected dividend yield.....................................   3.4%       5.1%

     A summary of the Plan's status, and changes during the years then ended, is presented below:

                                              DECEMBER 31, 1997                  DECEMBER 31, 1996
                                       --------------------------------   --------------------------------
                                                       WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                       SHARES/UNITS     EXERCISE PRICE    SHARES/UNITS     EXERCISE PRICE
                                       ------------    ----------------   ------------    ----------------
Outstanding at January 1.............    4,139,386          $22.51          1,079,880          $12.27
Granted..............................    1,521,500           29.99          3,741,500           23.14
Exercised............................      (33,969)          18.69           (681,994)           9.75
Cancelled............................      (97,000)          31.25                 --              --
                                        ----------                         ----------
Outstanding at December 31...........    5,529,917          $24.43          4,139,386          $22.51
                                        ==========                         ==========
Options exercisable at December 31...    1,327,418                            420,770
                                        ==========                         ==========
Weighted-average fair value of
  options granted during the year
  ended
  December 31 (per option)...........        $7.87                               $4.75

                              VORNADO REALTY L.P.

     The following table summarizes information about options outstanding under the Plan at December 31, 1997:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  -------------------------------------------------------   ------------------------------------
                       NUMBER         WEIGHTED-AVERAGE                           NUMBER
   RANGE OF        OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE    EXERCISABLE AT     WEIGHTED-AVERAGE
EXERCISE PRICES   DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 1997    EXERCISE PRICE
---------------   -----------------   ----------------   ----------------   -----------------   ----------------
   $6 to $12              52,868         5.0 Years             $11                 52,868             $11
  $17 to $19             564,674         7.2 Years              18                502,425              18
         $23           3,500,000         8.9 Years              23                700,000              23
         $26             302,375         9.1 Years              26                 72,125              26
         $30             910,000         9.2 Years              30                     --              --
  $32 to $42             200,000         9.4 Years              34                     --              --
                      ---------                                                 ---------
   $6 to $42           5,529,917         8.9 Years             $24              1,327,418             $21
                      =========                                                 =========

     Vornado shares available for future grant at December 31, 1997 were 7,945,464.

8.  RETIREMENT PLAN

     Prior to December 31, 1997, the Company's qualified retirement plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. In December 1997, benefits for active employees were frozen. The funding policy is in accordance with the minimum funding requirements of ERISA.

     Pension expense includes the following components (amounts in thousands):

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
Service cost -- benefits earned during the         $ 115           $ 108           $  70
  period......................................
Interest cost on projected benefit                   607             544             573
  obligation..................................
Actual return on assets.......................      (494)           (179)           (307)
Net amortization and deferral.................       347             (59)             66
                                                   -----           -----           -----
     Net pension expense......................     $ 575           $ 414           $ 402
                                                   =====           =====           =====
Assumptions used in determining the net
  pension expense were:
Discount rate.................................    7 1/4%          7 1/2%          7 1/4%
Rate of increase in compensation levels.......    5 1/2%          5 1/2%          6 1/2%
Expected rate of return on assets.............       7 %             8 %             8 %

                              VORNADO REALTY L.P.

     The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet (amounts in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................      $ 8,245         $ 7,590
                                                               -------         -------
  Accumulated benefit obligation.........................      $ 8,337         $ 7,657
                                                               -------         -------
  Projected benefit obligation...........................      $ 8,337         $ 8,028
  Plan assets at fair value..............................        4,901           3,915
                                                               -------         -------
Projected benefit obligation in excess of plan assets....        3,436           4,113
Unrecognized net obligations.............................       (1,086)         (2,135)
Adjustment required to recognize minimum liability.......        1,086           1,764
                                                               -------         -------
Accrued pension costs....................................      $ 3,436         $ 3,742
                                                               =======         =======

     Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.  LEASES

     As lessor:

     The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 1997, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows (amounts in thousands):

            YEAR ENDING DECEMBER 31:                 AMOUNT
            ------------------------               ----------
1998.............................................  $  215,744
1999.............................................     218,958
2000.............................................     207,757
2001.............................................     197,321
2002.............................................     185,814
Thereafter.......................................   1,522,822

     These amounts do not include rentals based on tenants' sales. These percentage rents approximated $1,786,000, $936,000 and $959,000 for the years ended December 31, 1997, 1996 and 1995.

     Only one of the Company's tenants, Bradlees, represented more than 10% of total property rentals for the year ended December 31, 1997. Bradlees accounted for 10.5% of total property rentals (4.2% of total pro forma property rentals). In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company currently leases 16 locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc. ("Stop & Shop"), a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent.

                              VORNADO REALTY L.P.

     As lessee:

     The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next twenty years. Future minimum lease payments under operating leases at December 31, 1997, are as follows (amounts in thousands):

             YEAR ENDING DECEMBER 31:                AMOUNT
             ------------------------                -------
1998...............................................  $ 2,350
1999...............................................    2,274
2000...............................................    2,109
2001...............................................    2,098
2002...............................................    1,135
Thereafter.........................................   27,126

     Rent expense was $2,001,000, $1,465,000 and $1,395,000 for the years ended December 31, 1997, 1996 and 1995.

10.  CONTINGENCIES

     Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, change in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

     In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. Discussions to settle the actions have been ongoing, but no settlement has been reached. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.

     From time-to-time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

     There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flow.

     In April 1997, the Company's Lodi Shopping Center was destroyed by a fire. The Company intends to rebuild the shopping center commencing in 1998, which rebuilding is subject to the approval of local

                              VORNADO REALTY L.P.

authorities. The Company carries replacement value insurance. To date the insurance carrier has paid the Company $5,500,000 as a deposit for the above mentioned rebuilding. In the event the Company cannot rebuild the shopping center, a large portion of the deposit would be returned to the carrier. If the shopping center is rebuilt, the Company will recognize a gain measured by the total proceeds from the insurance carrier, which could amount to approximately $10,000,000, net of the book value of the property of $1,564,000.

11.  REPURCHASE AGREEMENTS

     The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.

12.  OTHER RELATED PARTY TRANSACTIONS

     On December 2, 1996, Michael D. Fascitelli became the President of Vornado and was elected to Vornado's Board. Mr. Fascitelli signed a five-year employment contract under which, in addition to his annual salary, he received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at Vornado's option in 919,540 of its Common Shares or the cash equivalent of their appreciated value but not less than $20,000,000. Accordingly, cash of $5,000,000 and 919,540 Common Shares are being held in an irrevocable trust. The deferred payment obligation to Mr. Fascitelli vested as of December 2, 1997. Further, Mr. Fascitelli was granted options for 3,500,000 Common Shares of Vornado.

     At December 31, 1997, the loans due from Mr. Roth, Mr. Rowan and Mr. Macnow in connection with their stock option exercises were $13,122,500 ($4,993,000 of which is shown as a reduction in partners' capital), $202,000 and $182,000, respectively. The loans bear interest at a rate equal to the broker call rate (7.25% at December 31, 1997) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan, which was due in December 1997, was extended for five years until December 2002. The Company has agreed on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1997, 1996 and 1995, $1,184,000, $2,074,000 and
$1,150,000 of management fees were earned by the Company pursuant to the management agreement.

     The Mendik Group owns an entity which provides cleaning and related services and security services to office properties. The Company has entered into contracts with the Mendik Group (Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them) to provide such services in its Manhattan office buildings. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. The Company was charged fees in connection with these contracts of $9,965,241 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

                              VORNADO REALTY L.P.

     The common stock of the preferred stock affiliates which own interests in the Cold Storage Companies, Hotel Pennsylvania and related management companies is owned by Officers and Trustees of Vornado.

13.  PREFERENTIAL ALLOCATIONS

     Holders of Class C, D and E units distributed in connection with the Mendik Transaction (Vornado owns all of the Class A units) are entitled to a preferential annual distribution rate of $2.015. Holders of Class C Units are entitled to a preferential annual distribution rate of $1.69. Class C Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $.4225 per quarter ($1.69 annually) for four consecutive quarters. Class D and E Units will automatically convert to Class A Units when the distributions paid to holders of Class A Units equal $.50375 per quarter ($2.015 annually) for four consecutive quarters. Generally, the value of each Class A Unit, equates to one common share of beneficial interest of Vornado. Preferential distributions aggregated $7,293,000 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

14.  EARNINGS PER CLASS A UNIT

     The following table sets forth the computation of basic and diluted earnings per Class A unit:

                                                          1997             1996             1995
                                                      -------------    -------------    -------------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income........................................   $    68,316      $    61,364      $    53,008
  Preferred unit distributions......................       (15,549)              --               --
  Preferential allocations..........................        (7,293)              --               --
                                                       -----------      -----------      -----------
  Numerator for basic and diluted earnings per
     unit -- net income applicable to Class A
     units..........................................   $    45,474      $    61,364      $    53,008
                                                       ===========      ===========      ===========

Denominator:
  Denominator for basic earnings per
     unit -- weighted average units.................    55,097,656       48,854,832       46,765,618
  Effect of dilutive securities:
     Employee stock options.........................     2,119,553          352,052          393,720
                                                       -----------      -----------      -----------
  Denominator for diluted earnings per
     unit -- adjusted weighted average units and
     assumed conversions............................    57,217,209       49,206,884       47,159,338
                                                       ===========      ===========      ===========
Net income per Class A unit -- basic................   $      0.83      $      1.26      $      1.13
Net income per Class A unit -- diluted..............   $      0.79      $      1.25      $      1.12

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summary represents the results of operations for each quarter in 1997 and 1996 (amounts in thousands, except share amounts):

                              VORNADO REALTY L.P.

                                                         NET INCOME        NET INCOME PER
                                                        APPLICABLE TO      CLASS A UNIT(1)
                                                           CLASS A        -----------------
                                            REVENUE         UNITS         BASIC     DILUTED
                                            -------     -------------     -----     -------
1997
  March 31................................  $29,297        $ 9,690        $.19       $.18
  June 30.................................   50,662          8,933         .17        .17
  September 30............................   61,868         10,385         .20        .19
  December 31.............................   67,304         16,466         .26        .25
1996
  March 31................................  $28,610        $15,922        $.33       $.33
  June 30.................................   29,245         15,120         .31        .31
  September 30............................   29,063         14,939         .31        .31
  December 31.............................   29,969         15,383         .31        .31

---------------
(1) The total for the year may differ from the sum of the quarters as a result of weighting.

16.  SEGMENT INFORMATION

     The Company has two reportable segments: office properties and retail properties (including shopping centers). The Company operated as a single segment until April, 1997, at which time the Mendik transaction was consummated and the Company acquired interests in all or a portion of several Manhattan office buildings and a management company. Accordingly, selected financial information related to each segment is presented for 1997 only.

                                                              CORPORATE
                                       OFFICE      RETAIL     AND OTHER         TOTAL
                                       -------    --------    ----------      ----------
                                                    (AMOUNTS IN THOUSANDS)
Property rentals...................    $69,472    $90,304     $    8,545      $  168,321
Expense reimbursements.............      9,284     25,489          1,879          36,652
Other income.......................      2,070        231          1,857           4,158
Operating expenses.................     38,047     33,386          3,312          74,745
Depreciation and amortization......      9,546     11,592          1,845          22,983
Operating income...................     30,486     70,406        (25,986)(1)      74,906
Identifiable assets................    668,128    820,575      1,035,386 (2)   2,524,089
Capital expenditures...............     12,992      8,445          2,352          23,789

---------------
(1) Includes amortization of officer's deferred compensation expense of $22,917 and excludes income applicable to Alexander's of $7,873 and income from other partially-owned entities of $4,658.

(2) Includes investment in partially-owned entities of $482,800 and cash of $356,000.

     One retail tenant represents 19.6% of the total retail rentals for the year ended December 31, 1997. Three office tenants represent 20.6%, 11.6% and 11.4%, respectively of total office rentals for the year ended December 31, 1997. No other tenant individually accounted for more than 10% of the respective segment property rentals.

17.  SUBSEQUENT EVENTS

  Kennedy Properties

     In January 1998, the Company entered into a definitive agreement to acquire a real estate portfolio from Joseph P. Kennedy Enterprises for approximately $625 million, consisting of $465 million in cash, $50 million

                              VORNADO REALTY L.P.

in indebtedness and an aggregate of $110 million in Operating Partnership Units and Convertible Preferred Operating Partnership Units.

     The real estate assets to be acquired include a portfolio of properties used for office, retail and trade showroom space. The properties aggregate approximately 5.3 million square feet and consist of the Merchandise Mart in Chicago, the Apparel Center in Chicago, the Washington Design Center and the Washington Office Center in Washington D.C. The transaction also includes the acquisition of Merchandise Properties, Inc., which manages the properties and trade shows. The closing is expected to occur in the second quarter of 1998.

  Hotel Pennsylvania

     On March 24, 1998, the Company entered into an agreement to increase its interest in the Hotel Pennsylvania from 40% to 80%. Under the agreement, the Company will purchase the 40% interest of Hotel Properties Limited (one of its joint venture partners) for approximately $70 million including $48 million of existing debt. The increase in the Company's interest is subject to reduction to 67% should the third joint venture partner exercise its pro rata option.

  Cold Storage

     On March 25, 1998, the Cold Storage Companies entered into an agreement to acquire the assets of Freezer Services, Inc., consisting of nine cold storage warehouses for approximately $134 million, including $22 million of indebtedness.

     There can be no assurance that these proposed transactions will ultimately be completed.

  One Penn Plaza

     In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza for approximately $410 million from Mid-City Associates. One Penn Plaza is a 57 story Manhattan office building containing approximately 2,350,000 square feet and encompasses substantially the entire square block bounded by 33rd Street, 34th Street, Seventh Avenue and Eighth Avenue. In connection with the acquisition the Company obtained a $93,192,000 four month bridge mortgage loan bearing interest at LIBOR plus .80% (currently 6.49%).

  150 East 58th Street

     In March 1998, the Company acquired 150 East 58th Street (the Architects and Design Center), a 39 story Manhattan office building, for approximately $118 million. The building contains approximately 550,000 square feet.

  Green Acres Mall

     In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

PROPOSED SPIN-OFF OF OPERATING COMPANY

     In order to maintain Vornado's status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in certain real estate assets. Accordingly, the Company cannot directly own certain assets and conduct certain activities that would be inconsistent with its status as a REIT.

                              VORNADO REALTY L.P.

     The Company has formed Vornado Operating, Inc. ("Vornado Operating") to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating will be able to do so because it will be taxable as a regular corporation rather than a REIT for taxable years after 1998. Vornado Operating has filed a registration statement with the Securities and Exchange Commission with respect to its proposed spin off from the Company. If the spin off takes place, the Operating Partnership will distribute pro rata to its partners, including Vornado, the shares of Vornado Operating, and Vornado will distribute pro rata to holders of its Common Shares the shares it receives. No holder of Common Shares will be required to make any payment, exchange any Common Shares or take any other action in order to receive Vornado Operating's common stock in the spin off. A record date has not yet been set for the spin off. No assurance can be given concerning the timing of the spin off, or whether the spin off will occur.

     If the spin off takes place, the Company and Vornado Operating intend to enter into an Intercompany Agreement pursuant to which, among other things, (a) the Company will agree under certain circumstances to offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will agree not to make any real estate investment or other REIT-qualified investments unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity. The Company expects to capitalize Vornado Operating with an equity contribution of $25 million of cash, and intends to extend to Vornado Operating a $75 million unsecured five-year revolving line of credit. The Intercompany Agreement and the Credit Agreement were not subject to arms-length negotiation because Vornado Operating is currently a subsidiary of the Company. Accordingly, there can be no assurance that the terms of these agreements are comparable to those the Company could have negotiated with an unaffiliated third party.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Operating Partnership is managed by Vornado, its general partner. Information relating to trustees of Vornado will be contained in a definitive Proxy Statement involving the election of trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997, and such information is incorporated herein by reference. Information relating to Executive Officers of Vornado appears at page 25 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to Vornado's executive compensation will be contained in Vornado's Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions will be contained in Vornado's Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

          2. Financial Statement Schedules.

     The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                               PAGES IN THIS
                                                               ANNUAL REPORT
                                                               ON FORM 10-K
                                                              ---------------
Independent Auditors' Report
   II -- Valuation and Qualifying Accounts -- years ended
         December 31, 1997, 1996 and 1995...................        64
  III -- Real Estate and Accumulated Depreciation as of
         December 31, 1997..................................        65

     Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

     The consolidated financial statements of Alexander's, Inc. for the year ended December 31, 1996 are hereby incorporated by reference to Item 14(a)1 of the 1996 Annual Report on Form 10-K of Alexander's, Inc. for the year ended December 31, 1996.

          3. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.
-----------
    12        Consolidated Ratios of Earnings to Fixed Charges and
              Combined Fixed Charges and Preferred Share Dividend
              Requirements
    21        Subsidiaries of the Registrant.
    23        Consent of Independent Auditors to Incorporation by
              Reference.
    27        Financial Data Schedule.

     (b) Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report on Form 10-K described below.

PERIOD COVERED: (DATE OF                     ITEMS REPORTED                      DATE OF REPORT
EARLIEST EVENT REPORTED)                     --------------                      --------------
September 22, 1997......     Financial statements and pro forma financial       October 8, 1997
                             information in connection with the acquisition
                             of or investments in Charles E. Smith
                             Commercial Realty L.P., Hotel Pennsylvania, URS
                             Logistics, Inc. and Americold Corporation
October 14, 1997........     Underwriting agreements in connection with sale    October 24, 1997
                             of securities
November 18, 1997.......     Agreements to acquire One Penn Plaza and 150       December 1, 1997
                             East 58th St. office buildings
December 16, 1997.......     Acquisition of Arbor Property Trust and 640        December 22, 1997
                             Fifth Avenue, an office building

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VORNADO REALTY L.P.

                                          By:        VORNADO REALTY TRUST
                                            ------------------------------------
                                                     (General Partner)

                                          By:      /s/ IRWIN GOLDBERG
                                            ------------------------------------
                                              Irwin Goldberg, Vice President,
                                                  Chief Financial Officer

                                          Date:  March 25, 1998

                 ---------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                           SIGNATURE                                     TITLE                    DATE
                           ---------                                     -----                    ----

By:                     /s/ STEVEN ROTH                       Chairman of the Board of       March 25, 1998
     -----------------------------------------------------      Trustees (Principal
                         (Steven Roth)                          Executive Officer)

By:                /s/ MICHAEL D. FASCITELLI                  President and Trustee          March 25, 1998
     -----------------------------------------------------
                    (Michael D. Fascitelli)

By:                   /s/ IRWIN GOLDBERG                      Vice President -- Chief        March 25, 1998
     -----------------------------------------------------      Financial Officer
                       (Irwin Goldberg)

By:                  /s/ DAVID MANDELBAUM                     Trustee                        March 25, 1998
     -----------------------------------------------------
                      (David Mandelbaum)

By:                   /s/ BERNARD MENDIK                      Trustee                        March 25, 1998
     -----------------------------------------------------
                       (Bernard Mendik)

By:                    /s/ STANLEY SIMON                      Trustee                        March 25, 1998
     -----------------------------------------------------
                        (Stanley Simon)

By:                  /s/ RONALD G. TARGAN                     Trustee                        March 25, 1998
     -----------------------------------------------------
                      (Ronald G. Targan)

By:                /s/ RUSSELL B. WIGHT, JR.                  Trustee                        March 25, 1998
     -----------------------------------------------------
                    (Russell B. Wight, Jr.)

By:                   /s/ RICHARD R. WEST                     Trustee                        March 25, 1998
     -----------------------------------------------------
                       (Richard R. West)

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                 COLUMN B        COLUMN C                  COLUMN D               COLUMN E
----------------------------------  ------------   ---------------   -------------------------------   --------
                                      BALANCE         ADDITIONS                DEDUCTIONS              BALANCE
                                    AT BEGINNING   CHARGED AGAINST   -------------------------------    AT END
           DESCRIPTION                OF YEAR        OPERATIONS           DESCRIPTION         AMOUNT   OF YEAR
           -----------              ------------   ---------------   ----------------------   ------   --------
                                                              (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997:
  Deducted from accounts
     receivable, allowance for                                       Uncollectible accounts
     doubtful accounts............      $575            $305           written-off             $222      $658
                                        ====            ====                                   ====      ====

YEAR ENDED DECEMBER 31, 1996:
  Deducted from accounts
     receivable allowance for                                        Uncollectible accounts
     doubtful accounts............      $578            $211         written-off               $214      $575
                                        ====            ====                                   ====      ====

YEAR ENDED DECEMBER 31, 1995:
  Deducted from accounts
     receivable, allowance for                                       Uncollectible accounts
     doubtful accounts............      $457            $613         written-off               $492      $578
                                        ====            ====                                   ====      ====

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

           COLUMN A               COLUMN B             COLUMN C              COLUMN D                    COLUMN E
------------------------------  ------------   ------------------------   --------------   -------------------------------------
                                                   INITIAL COST TO                                 GROSS AMOUNT AT WHICH
                                                      COMPANY(1)              COSTS             CARRIED AT CLOSE OF PERIOD
                                               ------------------------    CAPITALIZED     -------------------------------------
                                                          BUILDINGS AND     SUBSEQUENT                BUILDINGS AND
         DESCRIPTION            ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION     LAND     IMPROVEMENTS     TOTAL(2)
         -----------            ------------   --------   -------------   --------------   --------   -------------   ----------
OFFICE BUILDINGS
  NEW YORK
    Two Penn Plaza,
      Manhattan...............    $ 80,000     $ 53,615     $164,903         $  9,090      $ 53,615    $  173,993     $  227,608
    Eleven Penn Plaza,
      Manhattan...............      54,612       40,333       85,259              931        40,333        86,190        126,523
    1740 Broadway,
      Manhattan...............          --       26,971      102,890            2,191        26,971       105,081        132,052
    866 United Nations Plaza,
      Manhattan...............      33,000       32,196       37,534              174        32,196        37,708         69,904
    90 Park Avenue,
      Manhattan...............          --        8,000      175,890               45         8,000       175,935        183,935
    825 Seventh Avenue,
      Manhattan...............          --          853        8,017             (193)          853         7,824          8,677
    640 Fifth Avenue,
      Manhattan...............          --       38,224       25,992               --        38,224        25,992         64,216
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New York........     167,612      200,192      600,485           12,238       200,192       612,723        812,915
                                  --------     --------     --------         --------      --------    ----------     ----------
  NEW JERSEY
    Paramus...................         601           --        8,345            2,363            --        10,708         10,708
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New Jersey......         601           --        8,345            2,363            --        10,708         10,708
                                  --------     --------     --------         --------      --------    ----------     ----------
TOTAL OFFICE BUILDINGS........     168,213      200,192      608,830           14,601       200,192       623,431        823,623
                                  --------     --------     --------         --------      --------    ----------     ----------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.............       2,135*         358        2,143              586           358         2,729          3,087
    Bordentown................       3,276*         498        3,176            1,226           713         4,187          4,900
    Bricktown.................       9,919*         929        2,175            9,180           929        11,355         12,284
    Cherry Hill...............       9,706*         915        3,926            3,308           915         7,234          8,149
    Delran....................       2,848*         756        3,184            2,024           756         5,208          5,964
    Dover.....................       3,635*         224        2,330            2,598           204         4,948          5,152
    East Brunswick............       8,205*         319        3,236            3,823           319         7,059          7,378
    East Hanover..............      11,066*         376        3,063            3,541           477         6,503          6,980
    Hackensack................          --          536        3,293            7,278           536        10,571         11,107
    Jersey City...............      10,381*         652        2,962            1,798           652         4,760          5,412
    Kearny(4).................          --          279        4,429           (1,301)          290         3,117          3,407
    Lawnside..................       5,708*         851        2,222            1,492           851         3,714          4,565
    Lodi(5)...................       2,420*         245        2,315            1,464           245         3,779          4,024
    Manalapan.................       6,397*         725        2,447            4,955           725         7,402          8,127
    Marlton...................       5,398*       1,514        4,671              684         1,611         5,258          6,869
    Middletown................       7,761*         283        1,508            3,956           283         5,464          5,747
    Morris Plains.............       6,600*       1,254        3,140            3,277         1,104         6,567          7,671
    North Bergen(4)...........          --          510        3,390             (956)        2,309           635          2,944
    North Plainfield..........       3,380          500       13,340              320           500        13,660         14,160
    Totowa....................      15,646*       1,097        5,359           11,964         1,097        17,323         18,420
    Turnersville..............       2,116*         900        2,132               66           900         2,198          3,098
    Union.....................      15,975*       1,014        4,527            1,894         1,014         6,421          7,435
    Vineland..................       2,358*         290        1,594            1,253           290         2,847          3,137

           COLUMN A                 COLUMN F          COLUMN G       COLUMN H          COLUMN I
------------------------------  ----------------   ---------------   --------   ----------------------

                                                                                    LIFE ON WHICH
                                  ACCUMULATED                                   DEPRECIATION IN LATEST
                                DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
         DESCRIPTION              AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
         -----------            ----------------   ---------------   --------   ----------------------
OFFICE BUILDINGS
  NEW YORK
    Two Penn Plaza,
      Manhattan...............      $  3,072           1968           1997          39 Years
    Eleven Penn Plaza,
      Manhattan...............         1,568           1923           1997          39 Years
    1740 Broadway,
      Manhattan...............         1,941           1950           1997          39 Years
    866 United Nations Plaza,
      Manhattan...............           689           1966           1997          39 Years
    90 Park Avenue,
      Manhattan...............         1,691           1964           1997          39 Years
    825 Seventh Avenue,
      Manhattan...............           313           1968           1997          39 Years
    640 Fifth Avenue,
      Manhattan...............            28           1950           1997          39 Years
                                    --------
        Total New York........         9,302
                                    --------
  NEW JERSEY
    Paramus...................         2,632           1967           1987        29-40 Years
                                    --------
        Total New Jersey......         2,632
                                    --------
TOTAL OFFICE BUILDINGS........        11,934
                                    --------
SHOPPING CENTERS
  NEW JERSEY
    Atlantic City.............         1,899           1965           1965        14-40 Years
    Bordentown................         3,655           1958           1958         7-40 Years
    Bricktown.................         4,306           1968           1968        22-40 Years
    Cherry Hill...............         4,828           1964           1964        12-40 Years
    Delran....................         2,737           1972           1972        16-40 Years
    Dover.....................         2,689           1964           1964        16-40 Years
    East Brunswick............         4,893           1957           1957         9-33 Years
    East Hanover..............         4,147           1962           1962         9-40 Years
    Hackensack................         4,206           1963           1963        15-40 Years
    Jersey City...............         3,444           1965           1965        12-40 Years
    Kearny(4).................           997           1938           1959        24-40 Years
    Lawnside..................         2,009           1969           1969        17-40 Years
    Lodi(5)...................         2,215           1955           1975        10-27 Years
    Manalapan.................         3,463           1971           1971        14-40 Years
    Marlton...................         3,628           1973           1973        16-40 Years
    Middletown................         2,545           1963           1963        19-40 Years
    Morris Plains.............         4,106           1961           1985         7-19 Years
    North Bergen(4)...........            79           1993           1959          30 Years
    North Plainfield..........         3,924           1955           1989        25-30 Years
    Totowa....................         5,555           1957           1957        17-40 Years
    Turnersville..............         1,634           1974           1974        23-40 Years
    Union.....................         4,783           1962           1962         7-40 Years
    Vineland..................         1,694           1966           1966        18-40 Years

(Continued)

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

           COLUMN A               COLUMN B             COLUMN C              COLUMN D                    COLUMN E
------------------------------  ------------   ------------------------   --------------   -------------------------------------
                                                   INITIAL COST TO                                 GROSS AMOUNT AT WHICH
                                                      COMPANY(1)              COSTS             CARRIED AT CLOSE OF PERIOD
                                               ------------------------    CAPITALIZED     -------------------------------------
                                                          BUILDINGS AND     SUBSEQUENT                BUILDINGS AND
         DESCRIPTION            ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION     LAND     IMPROVEMENTS     TOTAL(2)
         -----------            ------------   --------   -------------   --------------   --------   -------------   ----------
    Watchung(4)...............          --          451        2,347            6,811         4,200         5,409          9,609
    Woodbridge................       8,792*         190        3,047              711           220         3,728          3,948
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New Jersey......     143,722       15,666       85,956           71,952        21,498       152,076        173,574
                                  --------     --------     --------         --------      --------    ----------     ----------
  NEW YORK
    14th Street and Union
      Square, Manhattan.......          --       12,566        4,044            3,525        12,581         7,554         20,135
    Albany (Menands)..........          --          460        1,677            2,812           460         4,489          4,949
    Buffalo (Amherst).........       4,863*         402        2,019            2,125           636         3,910          4,546
    Freeport..................       8,021*       1,231        3,273            2,848         1,231         6,121          7,352
    New Hyde Park.............       2,043*          --           --              126            --           126            126
    North Syracuse............          --           --           --               23            --            23             23
    Rochester (Henrietta).....       2,203*          --        2,124            1,168            --         3,292          3,292
    Rochester.................       2,832*         443        2,870              616           443         3,486          3,929
    Valley Stream.............     124,985      138,691       99,586               --       138,691        99,586        238,277
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New York........     144,947      153,793      115,593           13,243       154,042       128,587        282,629
                                  --------     --------     --------         --------      --------    ----------     ----------
  PENNSYLVANIA
    Allentown.................       7,696*          70        3,446           10,056           334        13,238         13,572
    Bensalem..................       3,967*       1,198        3,717            1,883         1,198         5,600          6,798
    Bethlehem.................          --          278        1,806            3,873           278         5,679          5,957
    Broomall..................       3,260*         734        1,675            1,644           850         3,203          4,053
    Glenolden.................       4,245*         850        1,295              756           850         2,051          2,901
    Lancaster.................       2,312*         606        2,312            2,646           606         4,958          5,564
    Levittown.................       2,283*         193        1,231              177           193         1,408          1,601
    10th and Market Streets,
      Philadelphia............          --          933        3,230            4,878           933         8,108          9,041
    Upper Moreland............       3,517*         683        2,497              265           683         2,762          3,445
    York......................       1,463*         421        1,700            1,279           421         2,979          3,400
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Pennsylvania....      28,743        5,966       22,909           27,457         6,346        49,986         56,332
                                  --------     --------     --------         --------      --------    ----------     ----------
  MARYLAND
    Baltimore (Belair Rd.)....          --          785        1,333            3,146           785         4,479          5,264
    Baltimore (Towson)........       5,779*         581        2,756              714           581         3,470          4,051
    Baltimore (Dundalk).......       4,084*         667        1,710            3,166           667         4,876          5,543
    Glen Burnie...............       2,299*         462        1,741              637           462         2,378          2,840
    Hagerstown................          --          168        1,453              909           168         2,362          2,530
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Maryland........      12,162        2,663        8,993            8,572         2,663        17,565         20,228
                                  --------     --------     --------         --------      --------    ----------     ----------
  CONNECTICUT
    Newington.................       3,042*         502        1,581              688           502         2,269          2,771
    Waterbury.................       3,889*          --        2,103            1,590           667         3,026          3,693
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Connecticut.....       6,931          502        3,684            2,278         1,169         5,295          6,464
                                  --------     --------     --------         --------      --------    ----------     ----------
  MASSACHUSETTS
    Chicopee..................       1,999*         510        2,031              358           510         2,389          2,899
    Springfield(4)............          --          505        1,657              836         2,586           412          2,998
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Massachusetts...       1,999        1,015        3,688            1,194         3,096         2,801          5,897
                                  --------     --------     --------         --------      --------    ----------     ----------

           COLUMN A                 COLUMN F          COLUMN G       COLUMN H          COLUMN I
------------------------------  ----------------   ---------------   --------   ----------------------

                                                                                    LIFE ON WHICH
                                  ACCUMULATED                                   DEPRECIATION IN LATEST
                                DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
         DESCRIPTION              AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
         -----------            ----------------   ---------------   --------   ----------------------
    Watchung(4)...............           559           1994           1959        27-30 Years
    Woodbridge................         2,793           1959           1959        11-40 Years
                                    --------
        Total New Jersey......        76,788
                                    --------
  NEW YORK
    14th Street and Union
      Square, Manhattan.......           606           1965           1993        36-40 Years
    Albany (Menands)..........         1,859           1965           1965        22-40 Years
    Buffalo (Amherst).........         2,401           1968           1968         1-40 Years
    Freeport..................         2,595           1981           1981        15-40 Years
    New Hyde Park.............           122           1970           1976         6-7 Years
    North Syracuse............            23           1967           1976        11-12 Years
    Rochester (Henrietta).....         1,976           1971           1971        15-40 Years
    Rochester.................         2,331           1966           1966        10-40 Years
    Valley Stream.............            98           1956           1997          40 Years
                                    --------
        Total New York........        12,011
                                    --------
  PENNSYLVANIA
    Allentown.................         4,508           1957           1957        20-42 Years
    Bensalem..................         3,399           1972           1972        17-40 Years
    Bethlehem.................         3,001           1966           1966         9-40 Years
    Broomall..................         1,887           1966           1966         9-40 Years
    Glenolden.................           999           1975           1975        18-40 Years
    Lancaster.................         2,824           1966           1966        12-40 Years
    Levittown.................         1,091           1964           1964         7-40 Years
    10th and Market Streets,
      Philadelphia............           561           1977           1994        28-30 Years
    Upper Moreland............         1,884           1974           1974        16-40 Years
    York......................         1,633           1970           1970        15-40 Years
                                    --------
        Total Pennsylvania....        21,787
                                    --------
  MARYLAND
    Baltimore (Belair Rd.)....         2,873           1962           1962        10-33 Years
    Baltimore (Towson)........         2,030           1968           1968        13-40 Years
    Baltimore (Dundalk).......         2,506           1966           1966        12-40 Years
    Glen Burnie...............         1,745           1958           1958        18-33 Years
    Hagerstown................         1,310           1966           1966         9-40 Years
                                    --------
        Total Maryland........        10,464
                                    --------
  CONNECTICUT
    Newington.................         1,493           1965           1965         9-40 Years
    Waterbury.................         1,741           1969           1969        21-40 Years
                                    --------
        Total Connecticut.....         3,234
                                    --------
  MASSACHUSETTS
    Chicopee..................         1,744           1969           1969        13-40 Years
    Springfield(4)............            61           1993           1966        28-30 Years
                                    --------
        Total Massachusetts...         1,805
                                    --------

(Continued)

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

           COLUMN A               COLUMN B             COLUMN C              COLUMN D                    COLUMN E
------------------------------  ------------   ------------------------   --------------   -------------------------------------
                                                   INITIAL COST TO                                 GROSS AMOUNT AT WHICH
                                                      COMPANY(1)              COSTS             CARRIED AT CLOSE OF PERIOD
                                               ------------------------    CAPITALIZED     -------------------------------------
                                                          BUILDINGS AND     SUBSEQUENT                BUILDINGS AND
         DESCRIPTION            ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION     LAND     IMPROVEMENTS     TOTAL(2)
         -----------            ------------   --------   -------------   --------------   --------   -------------   ----------
  TEXAS
  Dallas
    Lewisville................         764*       2,433        2,271              676         2,469         2,911          5,380
    Mesquite..................       3,445*       3,414        4,704            1,133         3,414         5,837          9,251
    Skillman..................       1,987*       3,714        6,891            1,067         3,714         7,958         11,672
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Texas...........       6,196        9,561       13,866            2,876         9,597        16,706         26,303
                                  --------     --------     --------         --------      --------    ----------     ----------
  PUERTO RICO (SAN JUAN)
    Montehiedra...............      62,698        9,182       66,701               --         9,182        66,701         75,883
                                  --------     --------     --------         --------      --------    ----------     ----------
TOTAL SHOPPING CENTERS........     407,398      198,348      321,390          127,572       207,593       439,717        647,310
                                  --------     --------     --------         --------      --------    ----------     ----------
WAREHOUSE/INDUSTRIAL
  NEW JERSEY
    East Brunswick............          --           --        4,772            2,867            --         7,639          7,639
    East Hanover..............       8,210*         576        7,752            6,977           691        14,614         15,305
    Edison....................       2,455*         705        2,839            1,212           704         4,052          4,756
    Garfield..................         378           96        8,068            4,323            97        12,390         12,487
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total Warehouse/
          Industrial..........      11,043        1,377       23,431           15,379         1,492        38,695         40,187
                                  --------     --------     --------         --------      --------    ----------     ----------
OTHER PROPERTIES
  NEW JERSEY
    Montclair.................          --           66          470              330            66           800            866
    Rahway....................          --           --           --               25            --            25             25
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New Jersey......          --           66          470              355            66           825            891
                                  --------     --------     --------         --------      --------    ----------     ----------
  NEW YORK
    1135 Third Avenue.........          --        7,796        7,796               --         7,796         7,796         15,592
    Riese.....................          --       19,135        7,294               --        19,135         7,294         26,429
                                  --------     --------     --------         --------      --------    ----------     ----------
        Total New York........          --       26,931       15,090               --        26,931        15,090         42,021
                                  --------     --------     --------         --------      --------    ----------     ----------
TOTAL OTHER PROPERTIES........          --       26,997       15,560              355        26,997        15,915         42,912
                                  --------     --------     --------         --------      --------    ----------     ----------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                                                                                                10,061         10,061
                                                                                                       ----------     ----------
TOTAL -
  DECEMBER 31, 1997...........    $586,654     $426,914     $969,211         $157,907      $436,274    $1,127,819     $1,564,093
                                  ========     ========     ========         ========      ========    ==========     ==========

           COLUMN A                 COLUMN F          COLUMN G       COLUMN H          COLUMN I
------------------------------  ----------------   ---------------   --------   ----------------------

                                                                                    LIFE ON WHICH
                                  ACCUMULATED                                   DEPRECIATION IN LATEST
                                DEPRECIATION AND       DATE OF         DATE        INCOME STATEMENT
         DESCRIPTION              AMORTIZATION     CONSTRUCTION(3)   ACQUIRED        IS COMPUTED
         -----------            ----------------   ---------------   --------   ----------------------
  TEXAS
  Dallas
    Lewisville................           727           1989           1990        25-30 Years
    Mesquite..................         1,451           1988           1990        24-30 Years
    Skillman..................         1,905           1988           1990        26-30 Years
                                    --------
        Total Texas...........         4,083
                                    --------
  PUERTO RICO (SAN JUAN)
    Montehiedra...............         1,140           1996           1997          40 Years
                                    --------
TOTAL SHOPPING CENTERS........       131,312
                                    --------
WAREHOUSE/INDUSTRIAL
  NEW JERSEY
    East Brunswick............         3,886           1972           1972         9-40 Years
    East Hanover..............         8,871        1963-1967         1963         9-40 Years
    Edison....................         1,987           1954           1982        16-25 Years
    Garfield..................         8,583           1942           1959        13-33 Years
                                    --------
        Total Warehouse/
          Industrial..........        23,327
                                    --------
OTHER PROPERTIES
  NEW JERSEY
    Montclair.................           505           1972           1972         4-15 Years
    Rahway....................            25           1972           1972          14 Years
                                    --------
        Total New Jersey......           530
                                    --------
  NEW YORK
    1135 Third Avenue.........            --
    Riese.....................            93        1911-1987         1997          39 Years
                                    --------
        Total New York........            93
                                    --------
TOTAL OTHER PROPERTIES........           623
                                    --------
LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT                            6,238                                       3-20 Years
                                    --------
TOTAL -
  DECEMBER 31, 1997...........      $173,434
                                    ========

---------------

* These encumbrances are cross collateralized under a mortgage in the amount of $227,000,000 at December 31, 1997.

Notes:
1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

2) The net basis of the company's assets and liabilities for tax purposes is approximately $480,000,000 lower than the amount reported for financial statement purposes.

3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.

4) Buildings on these properties were demolished in 1993. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615,000 insurance recovery.

5) Building destroyed by fire expected to be rebuilt.

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

     The following is a reconciliation of real estate assets and accumulated depreciation:

                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                                -----------------   -----------------   -----------------
REAL ESTATE
  Balance at beginning of period..............     $  397,298           $382,476            $365,832
  Additions during the period:
     Land.....................................        374,996                 --                 161
     Buildings & improvements.................        792,397             14,822              16,635
                                                   ----------           --------            --------
                                                    1,564,691            397,298             382,628
  Less: Cost of assets written-off............            598                 --                 152
                                                   ----------           --------            --------
  Balance at end of period....................     $1,564,093           $397,298            $382,476
                                                   ==========           ========            ========
ACCUMULATED DEPRECIATION
  Balance at beginning of period..............     $  151,049           $139,495            $128,705
  Additions charged to operating expenses.....         22,983             11,589              10,790
                                                   ----------           --------            --------
                                                      174,032            151,084             139,495
  Less: Accumulated depreciation on assets
     written-off..............................            598                 35                  --
                                                   ----------           --------            --------
  Balance at end of period....................     $  173,434           $151,049            $139,495
                                                   ==========           ========            ========

                                 EXHIBIT INDEX

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
 2.1       -- Master Consolidation Agreement (the "Master Consolidation
                Agreement"), dated March 12, 1997, among Vornado Realty
                Trust, Vornado/Saddle Brook L.L.C., The Mendik Company,
                L.P., and various parties defined therein -- Incorporated
                by reference to Exhibit 2.1 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on March 26, 1997....       *
 2.2       -- Agreement for Contribution of Interests in 1740 Broadway
                Investment Company, dated as of April 15, 1997, by and
                among The Mendik Company, L.P., Mendik 1740 Corp. and
                Certain Partners of 1740 Broadway Investment
                Company -- Incorporated by reference to Exhibit 2.1 of
                Vornado's Current Report on Form 8-K (File No. 001-11954),
                filed on April 30, 1997...................................       *
 2.3       -- Agreement for Contribution of Interests in Eleven Penn Plaza
                Company, dated as of April 15, 1997, by and among The
                Mendik Company, L.P., The Partners in M/F Associates, M/F
                Eleven Associates and M/S Associates and M/S Eleven
                Associates and Bernard H. Mendik -- Incorporated by
                reference to Exhibit 2.2 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on April 30, 1997....       *
 2.4       -- Agreement for Contribution of Interests in 866 UN Plaza
                Associates LLC, dated as of April 15, 1997, by and among
                The Mendik Company, L.P., The Members of 866 UN Plaza
                Associates LLC and Bernard H. Mendik -- Incorporated by
                reference to Exhibit 2.3 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on April 30, 1997....       *
 2.5       -- Agreement for Contribution of Interests in M330 Associates,
                dated as of April 15, 1997, by and among The Mendik
                Company, L.P., The Partners in M330 Associates and The
                Mendik Partnership, L.P. -- Incorporated by reference to
                Exhibit 2.4 of Vornado's Current Report on Form 8-K (File
                No. 001-11954), filed on April 30, 1997...................       *
 2.6       -- Agreement for Contribution of Interests in 570 Lexington
                Interests, dated as of April 15, 1997, by and among The
                Mendik Company, L.P., Mendik Realty Company and The
                Partners of 570 Lexington Investors -- Incorporated by
                reference to Exhibit 2.5 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on April 30, 1997....       *
 2.7       -- Agreement for Contribution of Interests in B&B Park Avenue
                L.P., dated as of April 15, 1997, by and among The Mendik
                Company, L.P., Mendik RELP Corporation and The Partners of
                B&B Park Avenue L.P. -- Incorporated by reference to
                Exhibit 2.6 of Vornado's Current Report on Form 8-K (File
                No. 001-11954), filed on April 30, 1997...................       *
 2.8       -- Agreement for Contribution of Interests in Two Penn Plaza
                Associates L.P., dated as of April 15, 1997, by and among
                The Mendik Company, L.P., The Partners of Two Penn Plaza
                Associates L.P. and Bernard H. Mendik -- Incorporated by
                reference to Exhibit 2.7 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on April 30, 1997....       *
 2.9       -- Contribution Agreement (Transfer of 99% of REIT Management
                Assets from Mendik/FW LLC to the Operating Partnership),
                dated as of April 15, 1997, between FW/Mendik REIT, L.L.C.
                and The Mendik Company, L.P. -- Incorporated by reference
                to Exhibit 2.8 of Vornado's Current Report on Form 8-K
                (File No. 001-11954), filed on April 30, 1997.............       *

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
2.10       -- Assignment and Assumption Agreement (Transfer of 1% Interest
                in REIT Management Assets and Third-Party Management
                Assets from Mendik/FW LLC to the Management Corporation),
                dated as of April 15, 1997, between FW/Mendik REIT, L.L.C.
                and Mendik Management Company, Inc. -- Incorporated by
                reference to Exhibit 2.9 of Vornado's Current Report on
                Form 8-K (File No. 001-11954), filed on April 30, 1997....       *
2.11       -- Agreement and Plan of Merger, dated as of August 22, 1997, among Vornado Realty Trust, Trees Acquisition Subsidiary,
                Inc. and Arbor Property Trust -- Incorporated by reference to Exhibit 99.3 of Vornado's Current Report on Form 8-K
                (File No. 001-11954), dated August 21, 1997, as amended by
                Form 8-K/A, dated August 21, 1997 and filed on September
                11, 1997..................................................       *
2.12       -- Amendment to Agreement and Plan of Merger, dated as of
                October 15, 1997, among Vornado Realty Trust, Trees
                Acquisition Subsidiary, Inc. and Arbor Property
                Trust -- Incorporated by reference to Exhibit 2.2 of
                Vornado's Amendment No. 1 to Registration Statement on
                Form S-4 (File No. 333-36835), filed on October 27,
                1997......................................................       *
2.13       -- Agreement and Plan of Merger, dated as of September 26,
                1997, among Vornado Realty Trust, Atlanta Parent, Inc.,
                Atlanta Storage Acquisition Co. and URS Logistics,
                Inc. -- Incorporated by reference to Exhibit 99.4 of
                Vornado's Current Report on Form 8-K (File No. 001-11954),
                filed on October 8, 1997..................................       *
2.14       -- Agreement and Plan of Merger, dated as of September 26,
                1997, among Vornado Realty Trust, Portland Parent, Inc.,
                Portland Storage Acquisition Co. and Americold
                Corporation -- Incorporated by reference to Exhibit 99.5
                of Vornado's Current Report on Form 8-K (File No.
                001-11954), filed on October 8, 1997......................       *
3.1        -- Amended and Restated Declaration of Trust of Vornado,
                amended April 3, 1997 -- Incorporated by reference to
                Exhibit 3.1 of Vornado's Registration Statement on Form
                S-8 (File No. 333-29011), filed on June 12, 1997..........       *
3.2        -- By-laws of Vornado, as amended on April 28, 1997 to Exhibit
                3(b) of Vornado's Quarterly Report on Form 10-Q for the
                period ended March 31, 1997 (File No. 001-11954), filed on
                May 14, 1997..............................................       *
3.3        -- First Amended and Restated Agreement of Limited Partnership
                of the Operating Partnership, dated as of April 15,
                1997 -- Incorporated by reference to Exhibit 3.1 of the
                Operating Partnership's Registration Statement on Form 10
                (File No. 000-22685), filed on June 12, 1997..............       *
3.4        -- Second Amended and Restated Agreement of Limited Partnership
                of the Operating Partnership, dated as of October 20,
                1997 -- Incorporated by reference from the Annual Report
                on Form 10-K for the year ended December 31, 1997, filed
                by Vornado Realty Trust on March 31, 1998.................       *
3.5        -- Amendment to Second Amended and Restated Agreement of
                Limited Partnership, dated as of December 16,
                1997 -- Incorporated by reference from the Annual Report
                on Form 10-K for the year ended December 31, 1997, filed
                by Vornado Realty Trust on March 31, 1998.................       *
4.1        -- Indenture dated as of November 24, 1993 between Vornado
                Finance Corp. and Bankers Trust Company, as
                Trustee -- Incorporated by reference to Vornado's current
                Report on Form 8-K dated November 24, 1993 (File No.
                001-11954), filed December 1, 1993........................       *
4.2        -- Specimen certificate representing Vornado's Common Shares of
                Beneficial Interest, par value $0.04 per
                share -- Incorporated by reference to Exhibit 4.1 of
                Amendment No. 1 to Registration Statement on Form S-3
                (File No. 33-62395), filed on October 26, 1995............       *

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
 4.3       -- Specimen certificate representing Vornado's $3.25 Series A
                Preferred Shares of Beneficial Interest, liquidation
                preference $50.00 per share -- Incorporated by reference
                to Exhibit 4.2 of Vornado's Current Report on Form 8-K,
                dated April 3, 1997 (File No. 001-11954), filed on April
                8, 1997...................................................       *
 4.4       -- Articles Supplementary Classifying Vornado's $3.25 Series A
                Preferred Shares of Beneficial Interest, liquidation
                preference $50.00 per share -- Incorporated by reference
                to Exhibit 4.1 of Vornado's Current Report on Form 8-K,
                dated April 3, 1997 (File No. 001-11954), filed on April
                8, 1997...................................................       *
10.1       -- Second Amendment, dated as of June 12, 1997, to Vornado's
                1993 Omnibus Share Plan, as amended -- Incorporated by
                reference to Vornado's Registration Statement on Form S-8
                (File No. 333-29011) filed on June 12, 1997...............       *
10.2       -- Master Agreement and Guaranty, between Vornado, Inc. and
                Bradlees New Jersey, Inc. dated as of May 1,
                1992 -- Incorporated by reference to Vornado's Quarterly
                Report on Form 10-Q for quarter ended March 31, 1992 (File
                No. 001-11954), filed May 8, 1992.........................       *
10.2       -- Mortgage, Security Agreement, Assignment of Leases and Rents
                and Fixture Filing dated as of November 24, 1993 made by
                each of the entities listed therein, as mortgagors to
                Vornado Finance Corp., as mortgagee -- Incorporated by
                reference to Vornado's Current Report on Form 8-K dated
                November 24, 1993 (File No. 001-11954), filed December 1,
                1993......................................................       *
10.3**     -- 1985 Stock Option Plan as amended -- Incorporated by
                reference to Vornado's Quarterly Report on Form 10-Q for
                quarter ended May 2, 1987 (File No. 001-11954), filed June
                9, 1987...................................................       *
10.4**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                October 26, 1985 (File No. 001-11954), filed December 9,
                1985......................................................       *
10.5**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                May 2, 1987 (File No. 001-11954), filed June 9, 1987......       *
10.6**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc.
                1985 Stock Option Plan -- Incorporated by reference to
                Vornado's Quarterly Report on Form 10-Q for quarter ended
                October 26, 1985 (File No. 001-11954), filed December 9,
                1985......................................................       *
10.7**     -- Employment Agreement between Vornado, Inc. and Joseph Macnow dated January 1, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1991 (File No. 001-11954), filed March 30,
                1992......................................................       *
10.8**     -- Employment Agreement between Vornado, Inc. and Richard Rowan dated January 1, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1991 (File No. 001-11954), filed March 30,
                1992......................................................       *
10.9**     -- Employment Agreement between Vornado Realty Trust and Irwin
                Goldberg, dated December 11, 1997 -- Incorporated by
                reference from the Annual Report on Form 10-K for the year ended December 31, 1997, filed by Vornado Realty Trust on
                March 31, 1998............................................       *

---------------

 * Incorporated by reference
** Management contract or compensatory plan

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
10.10**    -- Employment Agreement between Vornado Realty Trust and
                Michael D. Fascitelli dated December 2,
                1996 -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1996
                (File No. 001-11954), filed March 13, 1997................       *
10.11      -- Promissory Notes from Steven Roth to Vornado, Inc. dated
                December 29, 1992 and January 15, 1993 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................       *
10.12      -- Registration Rights Agreement between Vornado, Inc. and
                Steven Roth Dated December 29, 1992 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................       *
10.13      -- Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -- Incorporated by reference to
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1992 (File No. 001-11954), filed February 16,
                1993......................................................       *
10.14      -- Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1993 (File No. 001-11954), filed
                March 24, 1994............................................       *
10.15      -- Promissory Note from Richard Rowan to Vornado Realty
                Trust -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................       *
10.16      -- Promissory Note from Joseph Macnow to Vornado Realty
                Trust -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................       *
10.17      -- Management Agreement between Interstate Properties and
                Vornado, Inc. dated July 13, 1992 -- Incorporated by
                reference to Vornado's Annual Report on Form 10-K for the
                year ended December 31, 1992 (File No. 001-11954), filed
                February 16, 1993.........................................       *
10.18      -- Real Estate Retention Agreement between Vornado, Inc., Keen
                Realty Consultants, Inc. and Alexander's, Inc., dated as
                of July 20, 1992 -- Incorporated by reference to Vornado's
                Annual Report on Form 10-K for the year ended December 31,
                1992 (File No. 001-11954), filed February 16, 1993........       *
10.19      -- Amendment to Real Estate Retention Agreement dated February
                6, 1995 -- Incorporated by reference to Vornado's Annual
                Report on Form 10-K for the year ended December 31, 1994
                (File No. 001-11954), filed March 23, 1995................       *
10.20      -- Stipulation between Keen Realty Consultants Inc. and Vornado
                Realty Trust re: Alexander's Retention
                Agreement -- Incorporated by reference to Vornado's annual
                Report on Form 10-K for the year ended December 31, 1993
                (File No. 001-11954), filed March 24, 1994................       *
10.21      -- Stock Purchase Agreement, dated February 6, 1995, among
                Vornado Realty Trust and Citibank, N.A. -- Incorporated by
                reference to Vornado's Current Report on Form 8-K dated
                February 6, 1995 (File No. 001-11954), filed February 21,
                1995......................................................       *

---------------

 * Incorporated by reference

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
10.22      -- Management and Development Agreement, dated as of February
                6, 1995 -- Incorporated by reference to Vornado's Current
                Report on Form 8-K dated February 6, 1995 (File No.
                001-11954), filed February 21, 1995.......................       *
10.23      -- Standstill and Corporate Governance Agreement, dated as of
                February 6, 1995 -- Incorporated by reference to Vornado's
                Current Report on Form 8-K dated February 6, 1995 (File
                No. 001-11954), filed February 21, 1995...................       *
10.24      -- Credit Agreement, dated as of March 15, 1995, among
                Alexander's Inc., as borrower, and Vornado Lending Corp.,
                as lender -- Incorporated by reference from Annual Report
                on Form 10-K for the year ended December 31, 1994 (File
                No. 001-11954), filed March 23, 1995......................       *
10.25      -- Subordination and Intercreditor Agreement, dated as of March
                15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National
                Association -- Incorporated by reference to Vornado's
                Annual Report on Form 10-K for the year ended December 31,
                1994 (File No. 001-11954), filed March 23, 1995...........       *
10.26      -- Revolving Credit Agreement dated as of February 27, 1995 among Vornado Realty Trust, as borrower, and Union Bank of
                Switzerland, as Bank and Administrative
                Agent -- Incorporated by reference to Exhibit 10(F)9 of
                Vornado's Annual Report on Form 10-K for the year ended
                December 31, 1994 (File No. 001-11954), filed March 23,
                1995......................................................       *
10.27      -- Form of Intercompany Agreement between Vornado Realty L.P.
                and Vornado Operating, Inc. -- Incorporated by reference
                to Exhibit 10.1 of Amendment No. 1 to Vornado Operating,
                Inc.'s Registration Statement on Form S-11 (File No.
                333-40701), filed on January 23, 1998.....................       *
10.28      -- Form of Revolving Credit Agreement between Vornado Realty
                L.P. and Vornado Operating, Inc., together with related
                form of Note   incorporated by reference to Exhibit 10.2
                of Amendment No. 1 to Vornado Operating, Inc.'s
                Registration Statement on Form S-11 (File No.333-40701)...       *
10.29      -- Amended and Restated Revolving Credit Agreement, dated as of
                February 23, 1998, between Vornado Realty L.P., as
                Borrower, Vornado Realty Trust, as General Partner and
                Union Bank of Switzerland (New York Branch), as Bank, the
                other banks signatory hereto, each as a bank, Union Bank
                of Switzerland (New York Branch), as Administrative Agent
                and Citicorp Real Estate, Inc., The Chase Manhattan Bank
                and Nationsbank, as Syndication Agents -- Incorporated by
                reference from the Annual Report on Form 10-K for the year ended December 31, 1997, filed by Vornado Realty Trust on
                March 31, 1998............................................       *
10.30      -- Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units
                listed on Schedule A thereto -- Incorporated by reference
                to Exhibit 10.2 of Vornado's Current Report on Form 8-K
                (File No. 001-11954), filed on April 30, 1997.............       *
10.31      -- Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and
                Bernard H. Mendik -- Incorporated by reference to Exhibit
                10.3 of Vornado's Current Report on Form 8-K (File No.
                001-11954), filed on April 30, 1997.......................       *
10.32      -- Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and
                David R. Greenbaum -- Incorporated by reference to Exhibit
                10.4 of Vornado's Current Report on Form 8-K (File No.
                001-11954), filed on April 30, 1997.......................       *

                                                                            PAGE NUMBER
                                                                                 IN
  EXHIBIT                                                                    SEQUENTIAL
    NO.                                                                      NUMBERING
  -------                                                                   -----------
10.33      -- Agreement, dated September 28, 1997, between Atlanta Parent
                Incorporated, Portland Parent Incorporated and Crescent
                Real Estate Equities, Limited Partnership -- Incorporated
                by reference to Exhibit 99.6 of Vornado's Current Report
                on Form 8-K (File No. 001-11954), filed on October 8,
                1997......................................................       *
12         -- Consolidated Ratios of Earnings to Fixed Charges and
                Combined Fixed Charges and Preferred Share Dividend
                Requirements..............................................       75
13         -- Not applicable..............................................
16         -- Not applicable..............................................
18         -- Not applicable..............................................
19         -- Not applicable..............................................
21         -- Subsidiaries of the Registrant..............................       76
22         -- Not applicable..............................................
23         -- Consent of independent auditors to incorporation by
                reference.................................................       80
25         -- Not applicable..............................................
27.1       -- Financial Data Schedule.....................................       81
27.2       -- Financial Data Schedule.....................................       82
29         -- Not applicable..............................................