Form 10-Q
period 1998-03-31
VORNADO REALTY LP
filed 1998-05-13
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 19



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



         [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            MARCH 31, 1998

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission File Number:   000-22685


                               VORNADO REALTY L.P.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  13-3925979
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                       Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY              07663
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

                                 [X] Yes [ ] No

                               VORNADO REALTY L.P.

                                      INDEX



                                                                                                       Page Number
                                                                                                       -----------
PART I.              FINANCIAL INFORMATION:

        Item 1.        Financial Statements:

                       Consolidated Balance Sheets as of March 31, 1998 and
                       December 31, 1997...............................................................      3

                       Consolidated Statements of Income for the Three Months
                       Ended March 31, 1998 and March 31, 1997.........................................      4

                       Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 1998 and March 31, 1997.........................................      5

                       Notes to Consolidated Financial Statements......................................      6

        Item 2.        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.......................................................     12



PART II.               OTHER INFORMATION:


        Item 6.        Exhibits and Reports on Form 8-K ...............................................     17

Signatures             ................................................................................     18

Exhibit Index          ................................................................................     19

Exhibit 27             ................................................................................     20

PART I.  FINANCIAL INFORMATION
                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                            MARCH 31,           DECEMBER 31,
                                                                              1998                  1997
                                                                              ----                  ----
ASSETS:

Real estate, at cost:
     Land                                                                 $   482,366           $   436,274
     Buildings and improvements                                             1,634,080             1,118,334
     Leasehold improvements and equipment                                       9,684                 9,485
                                                                          -----------           -----------
              Total                                                         2,126,130             1,564,093
     Less accumulated depreciation and
         amortization                                                        (183,402)             (173,434)
                                                                          -----------           -----------
     Real estate, net                                                       1,942,728             1,390,659

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $172,614 and $8,775                                        236,657               355,954
Restricted cash                                                                27,419                27,079
Marketable securities                                                          35,685                34,469
Investment in and advances to partially-owned
     entities, including investments in and
     advance to Alexander's of $108,433 and
     $108,752                                                                 487,555               482,787
Due from officers                                                              12,145                 8,625
Accounts receivable, net of allowance for
     doubtful accounts of $730 and $658                                        22,982                16,663
Mortgage loans receivable                                                      91,163                88,663
Receivable arising from the straight-
     lining of rents                                                           27,776                24,127
Other assets                                                                   81,079                95,063
                                                                          -----------           -----------




TOTAL ASSETS                                                              $ 2,965,189           $ 2,524,089
                                                                          ===========           ===========


                                                                           MARCH 31,            DECEMBER 31,
                                                                             1998                   1997
                                                                          -----------           -----------
LIABILITIES AND PARTNERS' CAPITAL:

Notes and mortgages payable                                               $   729,132           $   586,654
Revolving credit facility                                                     656,000               370,000
Accounts payable and accrued expenses                                          48,460                36,538
Officer's deferred compensation payable                                        25,000                25,000
Deferred leasing fee income                                                    10,026                 9,927
Other liabilities                                                               3,592                 3,641
                                                                          -----------           -----------
                                                                            1,472,210             1,031,760
                                                                          -----------           -----------
Commitments and contingencies
 Partners' capital:
     Preferred units of beneficial interest:
         no par value per unit, authorized,
         20,000,000 units; liquidation
         preference $50.00 per unit; issued,
         5,789,315 units                                                      280,601               279,884
     General partnership units; issued and
         outstanding, 72,185,535 and
         72,164,654 units                                                   1,149,662             1,149,272
     Limited partnership units; issued and
         outstanding, 5,689,443 and
         5,681,124 units                                                      178,965               178,567
     Partnership deficit                                                     (112,002)             (109,561)
                                                                          -----------           -----------
                                                                            1,497,226             1,498,162
     Unrealized gain (loss) on securities
         available for sale                                                       711                  (840)
     Due from officers for purchase of common
         units of beneficial interest                                          (4,958)               (4,993)
                                                                          -----------           -----------
              Total partners' capital                                       1,492,979             1,492,329
                                                                          -----------           -----------


TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                                                    $ 2,965,189           $ 2,524,089
                                                                          ===========           ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)


                                                     FOR THE THREE MONTHS ENDED
                                                    MARCH 31,           MARCH 31,
                                                      1998                1997
                                                      ----                ----
Revenues:
   Property rentals                                 $ 72,365           $ 22,467
   Expense reimbursements                             15,696              6,210
   Other income (including fee income from
     related parties of $405 and $314)                 2,150                620
                                                    --------           --------
Total revenues                                        90,211             29,297
                                                    --------           --------

Expenses:
   Operating                                          34,153              8,507
   Depreciation and amortization                      10,366              2,967
   General and administrative                          4,947              1,845
   Amortization of officer's deferred
     compensation expense                                 --              6,249
                                                    --------           --------
Total expenses                                        49,466             19,568
                                                    --------           --------

Operating income                                      40,745              9,729

Income applicable to Alexander's                       1,656              1,405
Income from partially owned entities                   3,920                217
Interest and other investment income                   7,566              2,417
Interest and debt expense                            (19,823)            (4,078)
                                                    --------           --------
Net Income                                            34,064              9,690
Preferred unit distributions                          (5,423)                --
Preferential allocations                              (2,577)                --
                                                    --------           --------
Net Income applicable to Class A units              $ 26,064           $  9,690
                                                    ========           ========

Net Income per Class A unit - basic                 $    .36           $    .19
                                                    ========           ========

Net income per Class A unit - diluted               $    .35           $    .18
                                                    ========           ========

Dividends per Class A unit                          $    .40           $    .32

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                               FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,           MARCH 31,
                                                                                1998                1997
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $  34,064           $   9,690
 Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation and amortization (including debt issuance costs)             11,171               3,228
      Amortization of officer's deferred compensation expense                       --               6,249
      Straight-lining of rental income                                          (2,292)               (669)
      Equity in income (loss) of Alexander's,
        including depreciation of $150 in each period                             (120)                211
      Equity in net income of partially-owned entities                          (3,920)                 --
      Gain on marketable securities                                             (1,391)               (287)
 Changes in operating assets and liabilities                                    (1,760)              1,331
                                                                             ---------           ---------
 Net cash provided by operating activities                                      35,752              19,753
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of real estate                                                  (503,877)                 --
 Investment in mortgage loans receivable                                        (2,500)                 82
 Cash restricted for tenant improvements                                          (340)                 --
 Additions to real estate                                                      (20,435)               (365)
 Purchases of securities available for sale                                    (13,616)                 --
 Proceeds from sale or maturity of securities available for sale                14,903                  --
 Real estate deposits and other                                                (18,000)                 --
                                                                             ---------           ---------
Net cash used in investing activities                                         (543,865)               (283)
                                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                      547,192                  --
 Repayments on borrowings                                                     (118,714)               (190)
 Debt issuance costs                                                            (3,945)                 --
 Proceeds from borrowings on U.S. Treasury obligations                              --                 142
 Proceeds from issuance of limited partnership units                               398                  --
 Distributions to Class A unitholders                                          (28,505)            (16,691)
 Distributions  to Preferred unitholders                                        (5,423)                 --
 Preferential allocations                                                       (2,577)                 --
 Issuance of units                                                                 390                  --
                                                                             ---------           ---------
Net cash provided by (used in) financing activities                            388,816             (16,739)
                                                                             ---------           ---------

Net (decrease) increase in cash and cash equivalents                          (119,297)              2,731
Cash and cash equivalents at beginning of period                               355,954              89,696
                                                                             ---------           ---------

Cash and cash equivalents at end of period                                   $ 236,657           $  92,427
                                                                             =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                                  $  19,418           $   3,817
                                                                             =========           =========

NON-CASH TRANSACTIONS:
 Unrealized gain (loss) on securities available for sale                     $   1,551           $     (25)
                                                                             =========           =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. It commenced operations on April 15, 1997 when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership in exchange for units. Vornado is the sole general partner of the Operating Partnership and owns a 91.2% limited partnership interest at April 30, 1998. As a result of such conversion, Vornado's activities are conducted through the Operating Partnership. All references to "Vornado" in these financial statements refer to Vornado Realty Trust; all references to the "Operating Partnership" refer to Vornado Realty L.P. and all references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three months ended March 31, 1998 and March 31, 1997 and the consolidated statements of changes in cash flows for the three months ended March 31, 1998 and March 31, 1997 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's 1997 Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

      The accompanying unaudited consolidated condensed financial statements include the accounts of Vornado Realty L.P. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

3.    ACQUISITIONS

         Westport

      On January 29, 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group, a related party. The purchase price was approximately $14,000,000 consisting of $6 million of cash and an $8 million mortgage loan.

         One Penn Plaza

      On February 9, 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building from Mid-City Associates. The purchase price was approximately $410 million consisting of $317 million of cash and a $93 million bridge mortgage loan.

         150 East 58th Street

      On March 9, 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for a cash purchase price of approximately $118 million, from a limited partnership.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      PRO FORMA INFORMATION

The unaudited pro forma condensed consolidated information set forth below presents (i) the condensed consolidated statements of income for the Company for the three months ended March 31, 1998 and 1997 as if the following had occurred on January 1, 1997: (a) the acquisitions described above, (b) acquisitions and investments completed in 1997 and (c) the subsequent events as described in Note 8 and (ii) the condensed consolidated pro forma balance sheet of the Company as of March 31, 1997, as if such acquisitions and financings had occurred on that date.

      Condensed Consolidated Pro Forma Income Statements

                                                                                Pro Forma
                                                                            Three Months Ended
                                                                   March 31, 1998           March 31, 1997
                                                              (amounts in thousands, except per share amounts)
      Revenues                                                        $125,600                 $121,800
                                                                      ========                 ========
      Net income                                                      $ 41,200                $  38,000
      Preferred unit distributions                                      (5,400)                  (5,100)
      Preferential allocations                                          (3,600)                  (4,100)
                                                                      --------                ---------
      Net income applicable to Class A units                          $ 32,200                $  28,800
                                                                      ========                =========

      Net income per Class A unit - basic                                $ .39                    $ .35
                                                                         =====                    =====
      Net income per Class A unit - diluted                              $ .38                    $ .34
                                                                         =====                    =====


      Condensed Consolidated Pro Forma Balance Sheet at March 31, 1998

      Total assets                                                                           $3,452,200
                                                                                             ==========

      Total liabilities                                                                      $1,393,700
      Total partners' capital                                                                 2,058,500
                                                                                             ----------
      Total liabilities and partners' capital                                                $3,452,200
                                                                                             ==========


4. INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES:

      The Company's investments in and advances to partially-owned entities and income recognized from such investments is as follows:

      INVESTMENTS AND ADVANCES:

                                                                  March 31, 1998         December 31, 1997
                                                                  --------------         -----------------
                                                                          (amounts in thousands)
      Cold Storage Companies                                          $246,523                  $243,846
      Alexander's                                                      108,433                   108,752
      Charles E. Smith Commercial  Realty L.P.                          61,183                    60,437
      Hotel Pennsylvania                                                20,551                    20,152
      Mendik Partially-Owned Office Buildings                           38,029                    37,209
      Vornado Management Corp. and Mendik
         Management Company                                             12,836                    12,391
                                                                      --------                  --------
                                                                      $487,555                  $482,787
                                                                      ========                  ========

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      INCOME:

                                                                          Three Months Ended
                                                                    March 31, 1998    March 31, 1997
                                                                         (amounts in thousands)
      Income Applicable to Alexander's                                   $1,656           $1,405
                                                                         ======           ======

      Other Partially-Owned Entities:
         Cold Storage Companies                                          $1,714                -
         Hotel Pennsylvania                                                 (56)               -
         Charles E. Smith Commercial Realty L.P.                            999                -
         Mendik Partially-Owned Office Buildings                            913                -
         Vornado Management Corp. and Mendik
             Management Company                                             350           $  217
                                                                         ------           ------
                                                                         $3,920           $  217
                                                                         ======           ======


    Alexander's

Alexander's is managed by and its properties are leased by the Company pursuant to agreements with a one-year term which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $6,078,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Income from Vornado Management Corp. is management fee income from Alexander's of $938,000 in each of the three months ended March 31, 1998 and 1997.

     Cold Storage Companies

         On March 25, 1998, the Cold Storage Companies entered into an agreement to acquire the assets of Freezer Services, Inc., consisting of nine cold storage warehouses for approximately $134 million, including $22 million of indebtedness. There can be no assurance that this proposed transaction will ultimately be completed.

         On April 23, 1998, the Cold Storage Companies completed a $550,000,000 non-recourse ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

     Hotel Pennsylvania

         On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   OTHER RELATED PARTY TRANSACTIONS

     The Company lent Mr. Fascitelli, the President of the Company, $3,500,000 on March 2, 1998 and $2,600,000 on April 30, 1998, in accordance with the terms of his employment agreement. The loans have a five-year term and bear interest, payable quarterly, at a rate of 5.47% and 5.58%, respectively (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $198,000 and $193,000 for the three months ended March 31, 1998 and 1997.

     The Mendik Group owns an entity which provides cleaning and related services and security services to office properties including the Company's Manhattan office properties acquired subsequent to March 31, 1997. The Company was charged fees for these services of $5,267,000 for the three months ended March 31, 1998, a portion of which is expected to be reimbursed to the Company by its tenants.


6.   CONTINGENCIES

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

     In April 1997, the Company's Lodi shopping center was destroyed by a fire. The Company intends to rebuild the shopping center commencing in 1998, which rebuilding is subject to the approval of local authorities. The Company carries replacement value insurance. To date, the insurance carrier has paid the Company $5,500,000 as a deposit for the above mentioned rebuilding. In the event the Company cannot rebuild the shopping center, a large portion of the deposit would be returned to the carrier. If the shopping center is rebuilt, the Company will recognize a gain measured by the total proceeds from the insurance carrier, which could amount to approximately $10,000,000, net of the book value of the property of $1,564,000.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   EARNINGS PER CLASS A UNIT

      The following table sets forth the computation of basic and diluted earnings per Class A unit:


                                                                                     Three Months Ended
                                                                                March 31, 1998    March 31, 1997
                                                                                --------------    --------------
                                                                        (amounts in thousands except per share amounts)
      Numerator:
         Net income                                                                $ 34,064           $  9,690
         Preferred unit distributions                                                (5,423)                --
         Preferential allocations                                                    (2,577)                --
                                                                                   --------           --------

         Numerator for basic and diluted earnings per unit - net
            income applicable to Class A units                                     $ 26,064           $  9,690
                                                                                   ========           ========

       Denominator:
         Denominator for basic earnings per unit - weighted
            average units                                                            72,165             52,176
         Effect of dilutive securities:
            Employee stock options                                                    2,188                924
                                                                                   --------           --------

         Denominator for diluted earnings per unit - adjusted
            weighted average units and assumed conversions                           74,353             53,100
                                                                                     ======             ======

         Net income per Class A unit - basic                                       $    .36           $    .19
                                                                                   ========           ========

         Net income per Class A unit - diluted                                     $    .35           $    .18
                                                                                   ========           ========


8.   SUBSEQUENT EVENTS


     The Merchandise Mart Properties

     On April 1, 1998, the Company closed its previously announced acquisition of a real estate portfolio from the Kennedy Family for approximately $630 million, consisting of $187 million in cash, $116 million in Operating Partnership Units, $77 million in existing debt and $250 million of newly issued debt.

     The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also includes the acquisition of Merchandise Mart Properties, Inc. which manages the properties and trade shows.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Sale of Common Shares

     On April 15, 1998, Vornado completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds to Vornado of approximately $401 million. On April 29, 1998, Vornado sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44 million.

     570 Lexington Avenue

     On April 20, 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, a 49 story office building located in midtown Manhattan containing approximately 435,000 square feet. The Company purchased the additional interest for approximately $37.2 million, including $4.9 million of existing debt.

     Hotel Pennsylvania

     On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

9.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The statement, which requires disclosure of net income including unrealized gains and losses recognized in the equity section of the balance sheet, was adopted by the Company in the first quarter of 1998.

     The Company's comprehensive income was $27,615,000 and $9,665,000 for the three months ended March 31, 1998 and 1997 after giving effect to unrealized gains and (losses) on securities available for sale.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $90,211,000 in the three months ended March 31, 1998, compared to $29,297,000 in the prior year's quarter, an increase of $60,914,000. This increase was primarily comprised of $59,642,000 of revenues from properties acquired subsequent to March 31, 1997.

     Property rentals were $72,365,000 in the three months ended March 31, 1998, compared to $22,467,000 in the prior year's quarter, an increase of $49,898,000. This increase resulted from:

             Acquisitions:

                                                                    DATE OF
                     PROPERTY                                      ACQUISITION                            AMOUNT
                     --------                                      -----------                            ------
               150 E.58th Street                                 March 1998                             $ 1,132,000
               One Penn Plaza                                    February 1998                            8,173,000
               Westport                                          January 1998                               455,000
               Green Acres Mall                                  December 1997                            5,598,000
               640 Fifth Avenue                                  December 1997                            1,340,000
               Riese                                             June 1997                                1,277,000
               90 Park Avenue                                    May 1997                                 6,932,000
               Mendik                                            April 1997                              21,729,000
               Montehiedra Shopping Center                       April 1997                               2,203,000
                                                                                                        -----------
                                                                                                         48,839,000
             Shopping center leasing activity                                                               683,000
             Step-ups in shopping center leases                                                             376,000
                                                                                                        -----------
                                                                                                        $49,898,000
                                                                                                        ===========


     Tenant expense reimbursements were $15,696,000 in the three months ended March 31, 1998, compared to $6,210,000 in the prior year's quarter, an increase of $9,486,000. This increase was primarily comprised of $8,992,000 of reimbursements from tenants at properties acquired subsequent to March 31, 1997.

     Operating expenses were $34,153,000 in the three months ended March 31, 1998, as compared to $8,507,000 in the prior year's quarter, an increase of $25,646,000. This increase was primarily comprised of $24,557,000 of expenses from properties acquired subsequent to March 31, 1997.

     Depreciation and amortization expense increased in 1998 as compared to 1997, primarily as a result of acquisitions.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General and administrative expenses were $4,947,000 in the three months ended March 31, 1998 compared to $1,845,000 in the prior year's quarter, an increase of $3,102,000. This increase resulted primarily from Mendik Division payroll and expenses of $1,266,000, payroll and other corporate office expenses of $851,000 and professional fees of $665,000.

     The Company recognized an expense of $6,249,000 in the prior year's quarter representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.

     Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $1,656,000 in the three months ended March 31, 1998, compared to $1,405,000 in the prior year's quarter, an increase of $251,000. This increase resulted primarily from an increase in Alexander's operating income due to the commencement of leases at its Rego Park I and Kings Plaza Store properties.

     Income from partially-owned entities was $3,920,000 in the three months ended March 31, 1998, compared to $217,000 in the prior year's quarter, an increase of $3,703,000. This increase consists of: (i) $1,714,000 from the Cold Storage Companies, (ii) $913,000 from partially owned properties acquired as part of the Mendik Transaction and (iii) $999,000 from the Company's 15% interest in Charles E. Smith Commercial Realty L.P.

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $7,566,000 for the three months ended March 31, 1998, compared to $2,417,000 in the prior year's quarter, an increase of $5,149,000. Of this increase (i) $2,005,000 resulted from investments in mortgage loans receivable,
(ii) $1,950,000 resulted primarily from income earned on higher average investments and (iii) $1,105,000 resulted from gains on the sale of marketable securities.

     Interest and debt expense was $19,823,000 for the three months ended March 31, 1998, compared to $4,078,000 in the prior year's quarter, an increase of $15,745,000. Of this increase, (i) $7,423,000 resulted from borrowings under the Company's revolving credit facility and (ii) $7,908,000 resulted from debt in connection with acquisitions.

     The preferential allocations to Class C, D and E unitholders in the Operating Partnership aggregated $2,577,000 for the three months ended March 31, 1998.

     The preferred unit distributions of $5,423,000 apply to the 6.5% preferred units issued in April and December 1997 and include accretion of expenses of issuing them of $717,000.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     Three Months Ended March 31, 1998

     Cash flows provided by operating activities of $35,752,000 was primarily comprised of (i) net income of $34,064,000 and (ii) adjustments for non-cash items of $4,839,000, offset by (iii) the net change in operating assets and liabilities of $1,760,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $11,171,000 offset by (ii) the effect of straight-lining of rental income of $2,292,000 and (iii) equity in net income of partially-owned entities of $3,920,000.

     Net cash used in investing activities of $543,865,000 was primarily comprised of (i) acquisitions of real estate of $503,877,000, (One Penn Plaza ($369,000,000), 150 East 58th Street ($112,100,000) and Westport ($14,000,000))
(ii) capital expenditures of $20,435,000 and (iii) real estate deposits and other of $18,000,000.

     Net cash provided by financing activities of $388,816,000 was primarily comprised of (i) proceeds from borrowings of $547,192,000, partially offset by
(ii) repayment of borrowings of $118,714,000, (iii) distributions to Class A unitholders of $28,505,000 (iv) distributions to Preferred unitholders of $5,423,000 (includes accretion of expenses of issuing the preferred units of $717,000) and (v) preferential allocations of $2,577,000.

     Three Months Ended March 31, 1997

     Cash flows provided by operating activities of $19,753,000 was comprised of
(i) net income of $9,690,000, (ii) adjustments for non-cash items of $8,732,000 and (iii) the net change in operating assets and liabilities of $1,331,000. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $6,249,000, (ii) depreciation and amortization of $3,228,000 and (iii) equity in loss of Alexander's of $211,000, offset by (iv) the effect of straight-lining of rental income of $669,000.

     Net cash used in investing activities of $283,000 was primarily comprised of capital expenditures.

     Net cash used in financing activities of $16,739,000 was primarily comprised of dividends paid on common shares.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Funds from Operations for the Three Months Ended March 31, 1998 and 1997

     Funds from operations were $47,858,000 in the quarter ended March 31, 1998, compared to $12,230,000 in the prior year's quarter, an increase of $35,628,000. Funds from operations for the prior year's quarter reflect amortization of the deferred payment due to the Company's President of $6,249,000. The following table reconciles funds from operations and net income:


                                                                             For The Three Months Ended
                                                                         March 31, 1998          March 31, 1997
                                                                         --------------          --------------
     Net income applicable to Class A
          units                                                            $26,064,000             $ 9,690,000
     Depreciation and amortization of
          real property                                                     10,194,000               2,681,000
     Straight-lining of property rentals
          for rent escalations                                              (2,292,000)               (669,000)
     Leasing fees received in excess
          of income recognized                                                 368,000                 454,000
     Proportionate share of adjustments
          to equity in net income of partially
          owned entities to arrive
          at funds from operations                                          10,947,000                  74,000
     Preferential allocations                                                2,577,000                       -
                                                                           -----------             -----------
     Funds from operations                                                 $47,858,000             $12,230,000
                                                                           ===========             ===========


          Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company's method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income applicable to common shares before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee income. Below are the cash flows provided by (used in) operating, investing and financing activities:


                                                                                For The Three Months Ended
                                                                          March 31, 1998             March 31, 1997
                                                                          --------------             --------------
                           Operating activities                          $    35,752,000              $  19,753,000
                                                                         ===============              =============

                           Investing activities                            $(543,865,000)             $    (283,000)
                                                                           =============              =============

                           Financing activities                           $  388,816,000               $(16,739,000)
                                                                          ==============               ============

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Acquisitions:

     On April 1, 1998, the Company closed its previously announced acquisition of a real estate portfolio from the Kennedy Family for approximately $630 million, consisting of $187 million in cash, $116 million in Operating Partnership Units, $77 million in existing debt and $250 million of newly issued debt. The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also includes the acquisition of Merchandise Mart Properties, Inc. which manages the properties and trade shows.

     On April 20, 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, a 49 story office building located in midtown Manhattan containing approximately 435,000 square feet. The Company purchased the additional interest for approximately $37.2 million, including $4.9 million of existing debt.

     On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

     Financings:

     On April 15, 1998, Vornado completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds to Vornado of approximately $401 million. On April 29, 1998, Vornado sold 1,132,420 common shares to a unit investment trust, which were valued for purposes of the trust at $41.06 per share, resulting in net proceeds of approximately $44 million.

     On March 31, 1998, the Company had $656,000,000 outstanding under its $1,000,000,000 revolving credit facility at 6.53% (LIBOR plus .85%).

     Also, in February 1998, the Company completed a $160,000,000 refinancing of the Green Acres mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

     On April 23, 1998, the Cold Storage Companies completed a $550,000,000 non-recourse ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an ongoing basis for more than the next twelve months; however, capital outlays for significant acquisitions may require funding from borrowings or equity offerings.

                               VORNADO REALTY L.P.


PART II.        OTHER INFORMATION

            ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

                             27     Financial Data Schedule.

               (b)           Reports on Form 8-K

                             During the quarter ended March 31, 1998, Vornado Realty Trust filed the reports on Form 8-K described below:


      Date of Report
    (Date of Earliest
      Event Reported)          Item Reported                                         Date Filed
      ---------------          -------------                                         ----------
     January 26, 1998         Agreement to acquire the Merchandise                January 29, 1998
                              Mart properties

     January 29, 1998         Proposed spin-off of Vornado Operating, Inc.        January 30, 1998

     November 18, 1997        Financial statements and pro forma                  February 3, 1998
                              financial information in connection with
                              acquisition of One Penn Plaza, 150 East
                              59th Street and 640 Fifth Avenue

     January 26, 1998         Financial statements and pro forma                  February 9, 1998
                              financial information in connection with
                              the acquisition of the Merchandise Mart
                              properties

     November 18, 1997        Completion of One Penn Plaza acquisition            February 20, 1998

     April 1, 1998            Completion of Merchandise Mart                      April 8, 1998
                              properties acquisition and financial
                              statements and pro forma in connection
                              therewith

     April 1, 1998            Amendment to Merchandise Mart properties            April 9, 1998
                              Form 8-K

                               VORNADO REALTY L.P.


                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 VORNADO REALTY L.P.
                                             ----------------------------------
                                                    (Registrant)




Date:  May 7, 1998                                /s/ Irwin Goldberg
                                             ----------------------------------
                                                     IRWIN GOLDBERG
                                            Vice President - Chief Financial
                                          Officer and Chief Accounting Officer

                               VORNADO REALTY LP.

                                  EXHIBIT INDEX


                                                              PAGE NUMBER IN
                                                                SEQUENTIAL
      EXHIBIT NO.                                                NUMBERING
      -----------                                                ---------
        27            Financial Data Schedule.                        20