Form 10-Q
period 1998-09-30
VORNADO REALTY LP
filed 1998-11-12
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 24

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   1-11954

                              VORNADO REALTY L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        13-3925979
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                   07663
  (Address of principal executive offices)                      (Zip Code)

                                 (201) 587-1000
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No

                               VORNADO REALTY L.P.

                                      INDEX

                                                                     Page Number

PART I. FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997............................................3

                  Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1998 and September 30, 1997.......4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and September 30, 1997..............5

                  Notes to Consolidated Financial Statements...................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.20

PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings...........................................21

         Item 6.  Exhibits and Reports on Form 8-K............................22

Signatures ...................................................................23

Exhibit Index ................................................................24

PART I. FINANCIAL INFORMATION

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        1998                1997
                                                    -----------        -----------
ASSETS:

Real estate, at cost:
     Land                                           $   686,049        $   436,274
     Buildings and improvements                       2,316,218          1,118,334
     Leasehold improvements and
         equipment                                       10,471              9,485
                                                    -----------        -----------
              Total                                   3,012,738          1,564,093
     Less accumulated depreciation and
         amortization                                  (208,943)          (173,434)
                                                    -----------        -----------
     Real estate, net                                 2,803,795          1,390,659

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $17,275 and $8,775                   140,853            355,954
Restricted cash                                          37,412             27,079
Marketable securities                                    91,687             34,469
Investment in and advances to partially-owned
     entities, including investments in and
     advance to Alexander's of $103,456 and
     $108,752                                           840,986            482,787
Due from officers                                        15,414              8,625
Accounts receivable, net of allowance for
     doubtful accounts of $2,457 and $658                32,785             16,663
Mortgage loans receivable                                10,625             88,663
Deposits in connection with real estate
     acquisitions                                        19,996             47,275
Receivable arising from the straight-
     lining of rents                                     41,847             24,127
Other assets                                             92,320             47,788
                                                    -----------        -----------
TOTAL ASSETS                                        $ 4,127,720        $ 2,524,089
                                                    ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:

Notes and mortgages payable                         $ 1,234,314        $   586,654
Revolving credit facility                               683,250            370,000
Accounts payable and accrued expenses                    76,213             36,538
Officer's deferred compensation payable                  34,664             25,000
Deferred leasing fee income                               9,868              9,927
Other liabilities                                         2,735              3,641
                                                    -----------        -----------
                                                      2,041,044          1,031,760
                                                    -----------        -----------
Minority interest                                        12,549                 --
                                                    -----------        -----------
Commitments and contingencies
Partners' capital:
     Preferred units of beneficial interest:
         no par value per unit; authorized,
         20,000,000 units; liquidation
         preference $50.00 per unit; issued
         5,789,239 and 5,789,315 units                  282,039            279,884
     General partner units issued and
         outstanding 84,222,096 and
         72,164,654 units                             1,627,246          1,149,272
     Limited partnership units; issued
         and outstanding 7,908,828 and
         5,681,124 units                                290,000            178,567
     Partnership deficit                               (107,375)          (109,561)
                                                    -----------        -----------
                                                      2,091,910          1,498,162
     Unrealized loss on securities
         available for sale                              (2,429)              (840)
     Appreciation of securities held
         in officer's deferred
         compensation trust                             (10,464)                --
     Due from officers for purchase of
         units of beneficial interest                    (4,890)            (4,993)
                                                    -----------        -----------
              Total partners' capital                 2,074,127          1,492,329
                                                    -----------        -----------
TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                              $ 4,127,720        $ 2,524,089
                                                    ===========        ===========

                 See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per unit amounts)

                                                        FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                        --------------------------         -------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                          1998             1997             1998             1997
                                                        ---------        ---------        ---------        ---------
Revenues:
   Property rentals                                     $ 118,197        $  49,882        $ 299,924        $ 113,353
   Expense reimbursements                                  20,210           10,763           53,000           25,924
   Other income (including fee income
     from related parties of $450 and $592
     and $1,635 and $1,236)                                 2,265            1,223            6,482            2,550
                                                        ---------        ---------        ---------        ---------
Total revenues                                            140,672           61,868          359,406          141,827
                                                        ---------        ---------        ---------        ---------
Expenses:
   Operating                                               58,607           21,899          144,214           48,557
   Depreciation and amortization                           16,210            6,611           41,605           15,040
   General and administrative                               6,775            3,460           18,792            8,208
   Amortization of officer's deferred
     compensation expense                                      --            6,249               --           18,747
                                                        ---------        ---------        ---------        ---------
Total expenses                                             81,592           38,219          204,611           90,552
                                                        ---------        ---------        ---------        ---------
Operating income                                           59,080           23,649          154,795           51,275

Income (loss) applicable to Alexander's                    (2,340)           1,344              806            4,186
Income from partially owned entities                       11,195              669           20,871            1,471
Interest and other investment income                        5,230            6,086           18,067           17,744
Interest and debt expense                                 (34,034)         (13,622)         (80,536)         (30,972)
Net gain from insurance settlement
   and condemnation proceeding                              9,649               --            9,649               --
Minority interest                                            (275)              --             (275)              --
                                                        ---------        ---------        ---------        ---------
Net Income                                                 48,505           18,126          123,377           43,704
Preferential allocations                                   (3,423)          (2,500)         (10,492)          (4,600)
Preferred unit distributions (including accretion
   of issuance expenses of $719 and $719
   and $2,157 and $1,198)                                  (5,423)          (5,241)         (16,268)         (10,096)
                                                        ---------        ---------        ---------        ---------
Net Income applicable to Class A units                  $  39,659        $  10,385        $  96,617        $  29,008
                                                        =========        =========        =========        =========
Net Income per Class A unit - basic                     $     .47        $     .20        $    1.22        $     .56
                                                        =========        =========        =========        =========
Net income per Class A unit - diluted                   $     .46        $     .19        $    1.19        $     .54
                                                        =========        =========        =========        =========
Dividends per Class A unit                              $     .40        $     .32        $    1.20        $     .96
                                                        =========        =========        =========        =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                             FOR THE NINE MONTHS ENDED
                                                                          --------------------------------
                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                              1998               1997
                                                                          ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   123,377        $    43,704
 Adjustments to reconcile net income to net
   cash provided by operations:
      Depreciation and amortization (including debt issuance costs)            41,605             16,012
      Amortization of officer's deferred compensation expense                      --             18,747
      Straight-lining of rental income                                        (14,977)            (4,947)
      Minority interest                                                           275                 --
      Equity in (income) loss of Alexander's,
        including depreciation of $675 in each period                            (806)               497
      Equity in net income of partially-owned entities                        (14,593)              (553)
      Gain on marketable securities                                            (1,530)              (911)
      Net gain from insurance settlement and
       condemnation proceeding                                                 (9,649)                --
Changes in operating assets and liabilities                                   (23,817)            (8,532)
                                                                          -----------        -----------
Net cash provided by operating activities                                      99,885             64,017
                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate and other                                        (855,800)          (548,790)
Investments in partially-owned entities                                      (308,800)           (19,215)
Investment in mortgage loans receivable                                        (6,562)           (67,663)
Repayment of mortgage loans receivable                                         67,663                 --
Cash restricted for tenant improvements                                        (6,133)           (27,571)
Additions to real estate                                                      (67,392)            (4,080)
Purchases of securities available for sale                                    (73,773)            (3,436)
Proceeds from sale or maturity of securities available for sale                14,903                 --
Real estate deposits and other                                                 51,135                 --
                                                                          -----------        -----------
Net cash used in investing activities                                      (1,184,759)          (670,755)
                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                    1,423,953            523,000
Repayments of borrowings                                                     (883,043)          (151,177)
Debt issuance costs                                                            (6,533)            (3,038)
Proceeds from issuance of Class A units                                       445,282                 --
Proceeds from issuance of preferred units                                          --            276,000
Repayment of borrowings on U.S. Treasury obligations                               --             (9,636)
Distributions to Class A units                                                (94,430)           (50,091)
Distributions to preferred unitholders                                        (16,268)           (10,096)
Issuance of units                                                                 812                447
                                                                          -----------        -----------
Net cash provided by financing activities                                     869,773            575,409
                                                                          -----------        -----------
Net decrease in cash and cash equivalents                                    (215,101)           (31,329)
Cash and cash equivalents at beginning of period                              355,954             89,696
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                $   140,853        $    58,367
                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                               $    75,305        $    29,983
                                                                          ===========        ===========
NON-CASH TRANSACTIONS:
Financing assumed in acquisitions                                         $   497,300        $   215,000
Issuance of Class A and B units in connection with acquisitions               140,000            177,000
 Unrealized (loss) gain on securities available for sale                       (1,589)             2,019

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Vornado Realty L.P. (the "Operating Partnership"), a Delaware limited partnership, commenced operations on April 15, 1997 when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its interests in properties to the Operating Partnership in exchange for units. Vornado is the sole general partner of the Operating Partnership and owns a 91.5% limited partnership interest in the Operating Partnership at September 30, 1998. All references to "Vornado" in these financial statements refer to Vornado Realty Trust; all references to the "Operating Partnership" refer to Vornado Realty L.P. and all references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.       BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three and nine months ended September 30, 1998 and September 30, 1997 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's 1997 Form 10-K. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

         The accompanying unaudited consolidated condensed financial statements include the accounts of Vornado Realty L.P. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence over such entities. These investments are recorded initially at cost and subsequently adjusted for equity in net income
(loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates are owned by officers and trustees of Vornado.

         Certain prior period amounts have been reclassified to conform to the September 30, 1998 financial statement presentation.

3.       ACQUISITIONS AND FINANCINGS:

         ACQUISITIONS:

                  Westport

         On January 29, 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group, a related party. The purchase price was approximately $14 million consisting of $6 million of cash and an $8 million mortgage loan.

                  One Penn Plaza

         On February 9, 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building. The purchase price was approximately $410 million consisting of $317 million of cash and a $93 million bridge mortgage loan.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         150 East 58th Street

         On March 9, 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for a cash purchase price of approximately $118 million.

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

         Following is a summary of the notes and mortgages payable, collateralized by the Merchandise Mart Properties (amounts in thousands):

      Merchandise Mart mortgage payable, due in 1999, non-amortizing with interest at LIBOR plus 1.35% (7.00% at September 30, 1998)
           (prepayable without penalty)                                                             $250,000

      Washington Office Center mortgage payable, due in 2004, amortization based on a 25 year term, with interest at 6.80% (prepayable with yield
           maintenance)                                                                               51,537

      Washington Design Center mortgage payable, due in 2000, amortization based on a 25 year term, with interest at LIBOR plus 3.00% (8.59% at
           September 30, 1998) (prepayable without penalty)                                           24,335
                                                                                                  ----------
                                                                                                    $325,872
                                                                                                  ==========

         888 Seventh Avenue and 40 Fulton Street

         On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building containing approximately 234,000 square feet located in downtown Manhattan. The aggregate consideration for both buildings is approximately $154.5 million. The acquisition of 888 Seventh Avenue is expected to be completed in the first quarter of 1999 and is subject to customary closing conditions.

         770 Broadway

         On July 24, 1998, the Company acquired 770 Broadway, a 1,000,000 square foot Manhattan office building, for approximately $149 million, including $18 million of Operating Partnership Units.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capital Trust

         On July 28, 1998, the Company purchased $50 million of Capital Trust's 8.25% Step Up Convertible Trust Preferred Securities. The preferred securities are convertible at any time by the holder into common shares of Capital Trust at a price of $11.70 per share. The preferred shares have a 20-year maturity and are non-callable for five years. Capital Trust is a fully integrated, self-managed specialty finance company focused on the commercial real estate industry. Steven Roth, Chairman and Chief Executive Officer of Vornado joined Capital Trust's Board of Trustees.

         689 Fifth Avenue

         On August 12, 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33 million.

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

         One Penn Plaza

         On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.91%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

         See "Investments in and Advances to Partially Owned Entities" for other acquisitions and financing activities of partially owned entities.

         PRO FORMA INFORMATION

The unaudited pro forma condensed consolidated statements of income for the Operating Partnership for the nine months ended September 30, 1998 and 1997 are presented as if the acquisitions described above and those included in Investments in and Advances to Partially Owned Entities and the financings attributable thereto had occurred on January 1, 1997.

         Condensed Consolidated Pro Forma Income Statements

                                                             Pro Forma
                                                            -----------
                                                         Nine Months Ended
                                                        -------------------
                                              September 30, 1998   September 30, 1997
                                              ------------------   ------------------
                                         (amounts in thousands, except per share amounts)
Revenues                                            $ 479,700         $ 449,500
                                                    =========         =========
Net income                                          $ 136,700         $  98,300
Preferrential allocations                             (10,600)           (4,600)
Preferred unit distributions                          (16,300)          (15,200)
                                                    ---------         ---------
Net income applicable to Class A units              $ 109,800         $  78,500
                                                    =========         =========
Net income per Class A unit - basic                 $    1.30         $     .93
                                                    =========         =========
Net income per Class A unit - diluted               $    1.27         $     .91
                                                    =========         =========

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES:

         The Company's investments in and advances to partially-owned entities and income recognized from such investments is as follows:

         INVESTMENTS AND ADVANCES:

                                                September 30, 1998  December 31, 1997
                                                ------------------  -----------------
                                                        (amounts in thousands)
Cold Storage Companies                                 $445,901         $243,846
Alexander's                                             103,456          108,752
Charles E. Smith Commercial  Realty L.P.                 61,554           60,437
Hotel Pennsylvania                                       46,789           20,152
Newkirk Joint Ventures                                   55,913               --
Mendik Partially-Owned Office Buildings                  79,391           37,209
Vornado Management Corp., Mendik
   Management Company, Merchandise
   Mart Properties, Inc. and other                       47,982           12,391
                                                       --------         --------
                                                       $840,986         $482,787
                                                       ========         ========

         INCOME:

                                                       Three Months Ended                           Nine Months Ended
                                           September 30, 1998      September 30, 1997    September 30, 1998    September 30, 1997
                                           ------------------      ------------------    ------------------    ------------------
                                                                          (amounts in thousands)
Income Applicable to Alexander's                $ (2,340)              $  1,344              $    806              $  4,186
                                                ========               ========              ========              ========
Other Partially-Owned Entities:
   Cold Storage Companies                       $  5,008               $     --              $  8,172              $     --
   Charles E. Smith Commercial
     Realty L.P.                                   1,054                     --                 3,405                    --
   Hotel Pennsylvania                              1,361                     --                 2,750                    --
   Newkirk Joint Ventures                          1,006                     --                 1,006                    --
   Mendik Partially-Owned Office
     Buildings                                       959                    271                 2,181                   553
   Vornado Management Corp.,
       Mendik Management Company,
       Merchandise Mart Properties
       Inc. and other                              1,807                    398                 3,357                   918
                                                --------               --------              --------              --------
                                                $ 11,195               $    669              $ 20,871              $  1,471
                                                ========               ========              ========              ========

         Alexander's

         Alexander's is managed by and its properties are leased by the Company pursuant to agreements with a one-year term which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $3,221,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Income from Vornado Management Corp. is management fee income from Alexander's of $1,563,000 and $4,688,000 in each of the three and nine months ended September 30, 1998 and 1997, respectively.

         On June 18, 1998, Alexander's increased its interest in the Kings Plaza Mall to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash. In addition, Alexander's has agreed to pay Federated $15,000,000 to renovate its Macy's store in the mall in exchange for certain modifications to the Kings Plaza Operating Agreement. In connection with the acquisition, Alexander's has completed a $90 million three-year mortgage loan with Union Bank of Switzerland.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cold Storage Companies

         On April 23, 1998, the Cold Storage Companies completed a $550,000,000 non-recourse ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

         On June 15, 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133 million, including $107 million in cash and $26 million in indebtedness. On July 1, 1998, the Carmar Group cold storage warehouse business was similarly acquired for approximately $158 million, including $144 million in cash and $14 million in indebtedness. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States.

         Hotel Pennsylvania

         On May 1, 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70 million, including $48 million of existing debt.

         Newkirk Joint Ventures

         On July 8, 1998, the Company invested $47 million for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. An additional $9 million was invested prior to September 30, 1998 and the Company has issued a $15.6 million letter of credit in connection with these joint ventures.

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

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $184,000 and $470,000 for the three months ended September 30, 1998 and 1997 and $956,000 and $847,000 for the nine months ended September 30, 1998 and 1997.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Mendik Group owns an entity which provides cleaning and related services and security services to office properties including the Company's Manhattan office properties acquired subsequent to September 30, 1997. The Company was charged fees for these services of $7,356,000 and $18,580,253 for the three and nine months ended September 30, 1998 and $3,292,000 for the three months ended September 30, 1997 and $5,899,000 for the period from April 15, 1997 to September 30, 1997. A portion of these fees is expected to be reimbursed to the Company by its tenants.

6.       NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDINGS

         In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012,000 and the Company recorded a gain of $7,955,000 (the agreed upon amount, net of the carrying value of the shopping center of $1,057,000). The insurance carrier had previously advanced $5,550,000 to the Company. The reconstruction of the shopping center is expected to be completed in 1999.

         On September 1, 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the building of $1,406,000). The Company is contesting the amount of the award.

7.       COMMITMENTS AND CONTINGENCIES

         At September 30, 1998, in addition to the $683,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $100,218,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

         In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of the State of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next 30 days.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended                          Nine Months Ended
                                                           ------------------                          -----------------
                                               September 30, 1998     September 30, 1997     September 30, 1998   September 30, 1997
                                               ------------------     ------------------     ------------------   ------------------
                                                                 (amounts in thousands except per unit amounts)
 Numerator:
   Net income                                      $  48,505              $  18,126              $ 123,377              $  43,704
   Preferential allocations                           (3,423)                (2,500)               (10,492)                (4,600)
   Preferred unit distributions                       (5,423)                (5,241)               (16,268)               (10,096)
                                                   ---------              ---------              ---------              ---------

Numerator for basic and
   diluted earnings per Class A unit -
   income applicable to
   Class A units                                   $  39,659              $  10,385              $  96,617              $  29,008
                                                   =========              =========              =========              =========

 Denominator:
   Denominator for basic
      earnings per Class A unit
      -- weighted average
      units                                           83,755                 52,195                 79,407                 52,194
   Effect of dilutive securities:
      Employee stock options                           1,673                  1,768                  2,075                  1,454
                                                   ---------              ---------              ---------              ---------

   Denominator for diluted
      earnings per Class A unit -
      adjusted weighted
      average units and
      assumed conversions                             85,428                 53,963                 81,482                 53,648
                                                   =========              =========              =========              =========

   Net income per Class A
      unit - basic                                 $     .47              $     .20              $   1. 22              $     .56
                                                   =========              =========              =========              =========

   Net income per Class A
       unit - diluted                              $     .46              $     .19              $    1.19              $     .54
                                                   =========              =========              =========              =========

9.       COMPREHENSIVE INCOME AND ACCOUNTING FOR DEFERRED COMPENSATION
         ARRANGEMENTS

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

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, at September 30, 1998, the Company adopted Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". This EITF provides the framework for the accounting for changes in the value of investments held in a Rabbi Trust and the effects of such changes on compensation expense.

         The Company's comprehensive income was $34,766,000 and $11,408,000 for the three months ended September 30, 1998 and 1997 and $95,028,000 and $31,027,000 for the nine months ended September 30, 1998 and 1997.

10.      SUBSEQUENT EVENTS

         Vornado Operating Company

         On October 16, 1998, the Company completed its spin-off of Vornado Operating Company. Holders of Vornado Realty Trust common shares and the Operating Partnership's Class A, Class C and Class D units ("Units") received one share of common stock, par value $.01 per share of Vornado Operating Company ("Common Stock") for every 20 common shares or units held of record on October 9, 1998. The conversion price of the Company's $3.25 Series A Convertible Preferred Shares was adjusted from $36.38 to $36.10 to reflect the distribution.

         The Company has capitalized Vornado Operating Company with an equity contribution of $25 million. In addition, the Company has agreed to enter into a $75 million revolving credit agreement with Vornado Operating Company.

         Las Catalinas Mall

         On October 29, 1998, Vornado completed its acquisition of K Mart's 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, Vornado acquired 75% and Vornado's partner in the Mall acquired 25% of K Mart's anchor store. Vornado's purchase price of $38 million was fully financed with 15 year non-recourse debt. The Las Catalinas Mall, which opened in 1997 contains 485,000 square feet, including a 123,000 square foot K Mart and a 146,000 square foot Sears.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations,
(l) general competitive factors and (m) the impact of the Year 2000 issue, including the effect of third parties' failure to address the Year 2000 issue as well as the Company's own readiness.

RESULTS OF OPERATIONS

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $140,672,000 in the quarter ended September 30, 1998, compared to $61,868,000 in the prior year's quarter, an increase of $78,804,000. Revenues were $359,406,000 for the nine months ended September 30, 1998, compared to $141,827,000 in the prior year's nine months, an increase of $217,579,000. These increases included $70,522,000 and $201,586,000 of revenues from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

         Property rentals were $118,197,000 in the quarter ended September 30, 1998, compared to $49,882,000 in the prior year's quarter, an increase of $68,315,000. Property rentals were $299,924,000 for the nine months ended September 30, 1998, compared to $113,353,000 in the prior year's nine months, an increase of $186,571,000. These increases resulted from:

                                                                    Three Months           Nine Months
                                                  Date of               Ended                 Ended
     Acquisitions:                              Acquisition      September 30, 1998    September 30, 1998
                                                -----------      ------------------    ------------------
    20 Broad Street                              August 1998       $   1,800,000       $   1,800,000
    689 Fifth Avenue                             August 1998             472,000             472,000
    770 Broadway                                   July 1998           2,935,000           2,935,000
    40 Fulton Street                               June 1998           1,504,000           1,993,000
    Merchandise Mart Properties                   April 1998          27,477,000          54,364,000
    150 E.58th Street                             March 1998           3,978,000           9,128,000
    One Penn Plaza                             February 1998          14,859,000          39,468,000
    Westport                                    January 1998             661,000           1,778,000
    Green Acres Mall                           December 1997           5,404,000          16,367,000
    640 Fifth Avenue                           December 1997           1,796,000           4,407,000
    Riese                                          June 1997                  --             486,000
    90 Park Avenue                                  May 1997                  --          13,889,000
    Mendik                                        April 1997                  --          24,949,000
    Montehiedra Shopping Center                   April 1997                  --           2,203,000
                                                                   -------------       -------------
                                                                      60,886,000         174,239,000
Leasing Activity and Step-Ups in Leases:
   Shopping centers                                                    1,656,000           4,736,000
   Office buildings                                                    5,773,000           7,596,000
                                                                   -------------       -------------
                                                                   $  68,315,000       $ 186,571,000
                                                                   =============       =============

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Tenant expense reimbursements were $20,210,000 in the quarter ended September 30, 1998, compared to $10,763,000 in the prior year's quarter, an increase of $9,447,000. Tenant expense reimbursements were $53,000,000 for the nine months ended September 30, 1998, compared to $25,924,000 in the prior year's nine months, an increase of $27,076,000. These increases included $9,450,000 and $27,590,000 from tenants at properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented.

         Operating expenses were $58,607,000 in the quarter ended September 30, 1998, as compared to $21,899,000 in the prior year's quarter, an increase of $36,708,000. Operating expenses were $144,214,000 for the nine months ended September 30, 1998, compared to $48,557,000 in the prior year's nine months, an increase of $95,657,000. These increases included (i) $35,393,000 and $93,078,000 from properties acquired which are not reflected in operations for all or a portion of the prior year's periods presented and (ii) $1,315,000 and $2,579,000 primarily for building maintenance at the Company's other properties.

         Depreciation and amortization was $16,210,000 in the quarter ended September 30, 1998, as compared to $6,611,000 in the prior year's quarter, an increase of $9,599,000. Depreciation and amortization was $41,605,000 for the nine months ended September 30, 1998, compared to $15,040,000 in the prior year's nine months, an increase of $26,565,000. These increases were primarily a result of acquisitions.

         General and administrative expenses were $6,775,000 in the quarter ended September 30, 1998 compared to $3,460,000 in the prior year's quarter, an increase of $3,315,000. General and administrative expenses were $18,792,000 for the nine months ended September 30, 1998, compared to $8,208,000 in the prior year's nine months, an increase of $10,584,000. Of these increases: (i) $921,000 and $4,237,000 is attributable to acquisitions, (ii) $1,660,000 and $3,703,000 resulted from payroll, primarily for additional employees, and corporate office expenses and (iii) $734,000 and $2,644,000 resulted from professional fees.

         The Company recognized an expense of $6,249,000 and $18,747,000 in the prior year's quarter and nine months representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.

         Income (loss) applicable to Alexander's (loan interest income, equity in income (loss) and depreciation) was $(2,340,000) in the quarter ended September 30, 1998, compared to $1,344,000 in the prior year's quarter, a decrease of $3,684,000. Income applicable to Alexander's was $806,000 for the nine months ended September 30, 1998, compared to $4,186,000 in the prior year's nine months, a decrease of $3,380,000. These decreases resulted primarily from
(i) the Company's equity in Alexander's loss of $4,423,000 from the write-off of the carrying value of Alexander's Lexington Avenue building and predevelopment costs, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

         Income from partially-owned entities was $11,195,000 in the quarter ended September 30, 1998, compared to $669,000 in the prior year's quarter, an increase of $10,526,000. Income from partially-owned entities was $20,871,000 for the nine months ended September 30, 1998, compared to $1,471,000 in the prior year's nine months, an increase of $19,400,000. These increases resulted from:

                                                                        Three Months         Nine Months
                                                      Date of              Ended                Ended
Acquisitions:                                       Acquisition       September 30, 1998   September 30, 1998
                                                   -------------      ------------------   ------------------
    Cold Storage Companies                          October 1997       $    5,008,000       $    8,172,000
    Charles E. Smith
         Commercial Realty L.P.                     October 1997            1,054,000            3,405,000
    Hotel Pennsylvania                            September 1997            1,361,000            2,750,000
    Newkirk Joint Ventures                             July 1998            1,006,000            1,006,000
    Mendik partially-owned office buildings           April 1997              688,000            1,728,000
    Merchandise Mart Management
         Company                                      April 1998              324,000            1,272,000
                                                                       --------------       --------------
                                                                            9,441,000           18,333,000
Other                                                                       1,085,000            1,067,000
                                                                       --------------       --------------
                                                                       $   10,526,000       $   19,400,000
                                                                       ==============       ==============

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $5,230,000 for the quarter ended September 30, 1998, compared to $6,086,000 in the prior year's quarter, a decrease of $856,000. This decrease resulted primarily from lower average investments this year. Interest and other investment income was $18,067,000 for the nine months ended September 30, 1998, compared to $17,744,000 in the prior year's nine months, an increase of $323,000.

         Interest and debt expense was $34,034,000 for the quarter ended September 30, 1998, compared to $13,622,000 in the prior year's quarter, an increase of $20,412,000. Interest and debt expense was $80,536,000 for the nine months ended September 30, 1998, compared to $30,972,000 in the prior year's nine months, an increase of $49,564,000. These increases resulted primarily from debt in connection with acquisitions.

         In the third quarter of 1998, the Company recorded a net gain of $9,649,000, in connection with an insurance settlement and condemnation proceeding (see Note 6 to the Consolidated Financial Statements).

         The preferential allocations to certain Class A unitholders and Class B, C, D and E unitholders in the Operating Partnership were $3,423,000 for the quarter ended September 30, 1998, compared to $2,500,000 in the prior year's quarter, an increase of $923,000. Preferential allocations were $10,492,000 for the nine months ended September 30, 1998, compared to $4,600,000 in the prior year's nine months, an increase of $5,892,000. These increases resulted primarily from units issued in connection with acqusitions.

         The preferred unit distributions of $5,423,000 and $16,268,000 for the three and nine months ended September 30, 1998 and $5,241,000 for the three months ended September 30, 1997 and $10,096,000 for the period from April 15, 1997 to September 30, 1997 apply to the Company's $3.25 Series A Convertible Preferred Units issued in April and December 1997 and include accretion of expenses of issuing them.

LIQUIDITY AND CAPITAL RESOURCES

         Nine Months Ended September 30, 1998

         Cash flows provided by operating activities of $99,885,000 was primarily comprised of (i) income of $113,728,000 (net income of $123,377,000 less net gain from insurance settlement and condemnation proceeding of $9,649,000) and (ii) adjustments for non-cash items of $11,504,000, offset by
(iii) the net change in operating assets and liabilities of $23,817,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $41,605,000 and (ii) minority interest of $10,767,000, partially offset by (iii) the effect of straight-lining of rental income of $14,977,000 and (iv) equity in net income of partially-owned entities of $14,593,000. The net change in operating assets and liabilities reflects an increase in prepaid real estate taxes of $15,792,000.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net cash used in investing activities of $1,184,759,000 was primarily comprised of (i) acquisitions of real estate of $855,800,000 (see detail below),
(ii) investments in partially-owned entities of $308,000,000 (see detail below),
(iii) capital expenditures of $67,392,000 and investments in securities of $73,773,000 (including $48,500,000 purchase of Capital Trust Preferred Stock), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $67,663,000. Acquisitions of real estate and investments in partially-owned entities are comprised of (amounts in thousands):

                                                                           Debt           Value of          Total
                                                          Cash            Assumed       Units Issued     Consideration
Real Estate:
   Merchandise Mart Properties                         $  187,000       $  327,000       $  116,000       $  630,000
   One Penn Plaza Office Building                         317,000           93,000               --          410,000
   770 Broadway Office Building                           131,000               --           18,000          149,000
   150 East 58th Street Office Building                   118,000               --               --          118,000
   40 Fulton Street Office Building                        54,000               --               --           54,000
   689 Fifth Avenue Office Building                        33,000               --               --           33,000
   Other                                                   15,800               --               --           15,800
                                                       ----------       ----------       ----------       ----------
                                                       $  855,800       $  420,000       $  134,000       $1,409,800
                                                       ==========       ==========       ==========       ==========
Investments in Partially Owned Entities:
   Hotel Pennsylvania (acquisition of additional
     40% interest increasing ownership to 80%)         $   22,000       $   48,000       $       --       $   70,000
   570 Lexington Avenue Office Building
     (increased interest from 5.6% to
     approximately 50%)                                    32,300            4,900               --           37,200
   Acquisition of Freezer Services, Inc. (60%
     interest)                                             58,000           16,000            6,000           80,000
   Reduction in Cold Storage Companies
     debt (60% interest)                                   44,000               --               --           44,000
   Acquisition of Carmar Group (60% interest)              86,400            8,400               --           94,800
   Investment in Newkirk Joint Ventures                    56,000               --               --           56,000
   Other                                                    9,300               --               --            9,300
                                                       ----------       ----------       ----------       ----------
                                                       $  308,000       $   77,300       $    6,000       $  391,300
                                                       ==========       ==========       ==========       ==========

         Net cash provided by financing activities of $869,773,000 was primarily comprised of (i) proceeds from borrowings of $1,423,953,000, and (ii) proceeds from the issuance of Class A units of $445,282,000, partially offset by (iii) repayment of borrowings of $883,043,000, (iv) distributions to Class A unitholders of $94,430,000 and (v) distributions to preferred unitholders of $16,268,000.

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

         Net cash used in investing activities of $670,755,000 was primarily comprised of (i) expenditures of $263,790,000 in connection with the Mendik Transaction, (ii) investments in mortgage loans receivable of $67,663,000, (iii) capital expenditures and investments in partnerships and joint ventures of $308,295,000 and (iv) restricted cash for tenant improvements of $27,571,000. Investments in mortgage loans receivable are comprised of (a) a loan of $41,000,000 to affiliates of the Riese Organization cross collateralized by ten Manhattan properties and (b) a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan, New York, purchased at a discount from a bank for $27,000,000.

         Net cash provided by financing activities of $575,409,000 was primarily comprised of proceeds from (i) borrowings of $523,000,000, and (ii) issuance of preferred units of $276,000,000, partially offset by (iii) repayment of borrowings of $151,177,000, (iv) distributions to Class A unitholders of $50,091,000, (v) distributions to preferred unitholders of $10,096,000 and (vi) the repayment of borrowings on U.S. Treasury obligations of $9,636,000.

Certain Cash Requirements Affecting the Company's Liquidity at September 30,
1998:

         Pending Acquisitions and Investments

         On June 2, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 847,000 square feet located in midtown Manhattan, for approximately $100 million. The acquisition of 888 Seventh Avenue is expected to be completed not later than the third quarter of 1999 in conjunction with other unrelated transactions to be effected by the seller, and is subject to customary closing conditions.

         On June 2, 1998, the Company entered into an agreement to settle existing litigation - see Legal Proceedings. The Settlement provides, among other things: (i) for Vornado to purchase the remaining 60% interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at the Company's election, in any combination of cash or shares of Vornado stock, plus the assumption of $39 million in existing debt; and (ii) for Vornado to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, New York for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of the State of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next 30 days.

         On October 29, 1998, Vornado completed its acquisition of K Mart's 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, Vornado acquired 75% and Vornado's partner in the Mall acquired 25% of K Mart's anchor store. Vornado's purchase price of $38 million was fully financed with 15 year non-recourse debt.

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company entered into an agreement to acquire the 1,050,000 square foot Market Square Complex of showrooms in High Point, NC, for approximately $95 million consisting of $6 million of cash, $44 million of debt and $45 million of Operating Partnership Units and Convertible Preferred Operating Partnership Units. This transaction is currently expected to close in the fourth quarter; however there can be no assurance it will ultimately be consummated.

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

         On September 30, 1998, the Company had $683,250,000 outstanding under its $1,000,000,000 revolving credit facility at a blended interest rate of 6.49%.

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

         On June 15, 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25%; (currently 6.91%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

         On October 16, 1998, the Company completed its spin-off of Vornado Operating Company, which the Company capitalized with an equity contribution of $25 million of cash. In addition, Vornado has agreed to enter into a $75 million revolving credit agreement with Vornado Operating Company.

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

                               VORNADO REALTY L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issues

         Year 2000 compliance programs and information systems modifications were initiated by Vornado in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. In many cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in many circumstances, attempt any independent verification. Review of the systems affecting Vornado and its properties is progressing. The costs of Vornado's Year 2000 program to date have not been material, and Vornado does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity. Vornado has contingency plans for its own day-to-day operational systems and management is in the process of updating these plans for possible Year 2000 specific operational requirements.

Recently Issued Accounting Standards

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Quantitative and Qualitative Disclosures About Market Risks

         The Company has no material exposure to market risk sensitive investments.

                               VORNADO REALTY L.P.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                  In January 1997, two individual investors in Mendik Real Estate Limited Partnership ("RELP"), the publicly held limited partnership that indirectly owns a 60% interest in the Two Park Avenue Property, filed a purported class action against NY Real Estate Services 1, Inc. ("NY Real Estate"), Mendik RELP Corp., B&B Park Avenue, L.P. (an indirect subsidiary of the Company which acquired the remaining 40% interest in Two Park Avenue) and Bernard H. Mendik in the Supreme Court of the State of New York, County of New York, on behalf of all persons holding limited partnership interests in RELP. The complaint alleges that, for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners, that the then proposed transfer of the 40% interest in Two Park Avenue would result in a burden on the operation and management of Two Park Avenue and that the transfer of the 40% interest violates RELP's right of first refusal to purchase the interest being transferred and fails to provide limited partners in RELP with a comparable transfer opportunity. Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Both complaints seek unspecified damages, an accounting and a judgment requiring either the liquidation of RELP and the appointment of a receiver or an auction of Two Park Avenue. In August 1997, a fourth limited partner, represented by separate counsel, commenced another purported class action in the same court by serving a complaint essentially identical to the complaints in the two previously commenced actions. These lawsuits have since been consolidated. On June 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement"). By Order dated July 9, 1998, the Court granted preliminary approval of the Settlement and certified a class pursuant to CPLR 902, for settlement purposes. The Settlement provides, among other things: (i) for Vornado to purchase the Partnership's interest in Two Park Avenue for approximately $34.6 million, which will be paid in cash, or at Vornado's election, in any combination of cash or shares of Vornado stock (which will be freely tradable pursuant to a Section 3(a)(10) exemption under the Securities Act of 1933), plus the assumption of $39 million in existing debt; and
         (ii) for Vornado Realty to purchase the Partnership's interest in 550-600 Mamaroneck Avenue, Harrison, New York and 330 West 34th Street, New York, NY for an aggregate price of $30 million in cash. On October 14, 1998, the Supreme Court of New York for New York County approved the proposed settlement. On November 6, 1998, the Court's judgment became final. It is expected that the transaction will close within the next 30 days.

                               VORNADO REALTY L.P.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K

                  During the quarter ended September 30, 1998, Vornado Realty Trust filed the reports on Form 8-K described below:

Date of Report
(Date of Earliest
Event Reported)            Item Reported                       Date Filed
---------------            -------------                       -----------
April 26,1998     Financial Statements and pro forma           July 15, 1998
                  in connection with the acquisition of
                  additional interest in 570 Lexington
                  Avenue, the acquisition of 40 Fulton
                  Street and 770 Broadway and the pending
                  acquisition of 888 Seventh Avenue

June 2, 1998      Proposed settlement agreement to             August 12, 1998
                  purchase the properties of the Mendik Real
                  Estate Limited Partnership with the
                  financial statements and pro forma in
                  connection therewith

                               VORNADO REALTY L.P.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   VORNADO REALTY L.P.
                                                   -------------------
                                                       (Registrant)

Date: November 6, 1998

                                                    /s/ Irwin Goldberg
                                                    ------------------
                                                       IRWIN GOLDBERG
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                               VORNADO REALTY L.P.

                                  EXHIBIT INDEX

EXHIBIT NO.

27       Financial Data Schedule.