Form 10-K
period 1998-12-31
VORNADO REALTY LP
filed 1999-04-01
CIK 1040765

EXHIBIT INDEX ON PAGE 102



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:        December 31, 1998
                          ------------------------------------------------------
                                              or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:             000-22685

                               VORNADO REALTY L.P.
             (Exact name of Registrant as specified in its charter)

                    Delaware                                    13-3925979
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                   Identification Number)

Park 80 West, Plaza II, Saddle Brook, New Jersey                  07663
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number including area code:  (201) 587-1000


        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference
                       -----------------------------------

The Proxy Statement of Vornado Realty Trust for the Annual Meeting of Shareholders to be held on May 19, 1999 is incorporated by reference into Part III.





                                    1 of 115

                                TABLE OF CONTENTS

         Item                                                               Page
         ----                                                               ----

Part I.     1.    Business.....................................................3

            2.    Properties..................................................15

            3.    Legal Proceedings...........................................42

            4.    Submission of Matters to a Vote of Security Holders.........42

                  Executive Officers of the Registrant........................42

Part II.    5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters.......................................43

            6.    Selected Consolidated Financial Data........................43

            7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................44

           7A.      Quantitative and Qualitative Disclosure about
                    Market Risk...............................................55

            8.    Financial Statements and Supplementary Data.................56

            9.    Changes In and Disagreements With Independent Auditors'
                    on Accounting and Financial Disclosure....................56

Part III.  10.    Directors and Executive Officers of the Registrant.........(1)

           11.    Executive Compensation.....................................(1)

           12.    Security Ownership of Certain Beneficial Owners and
                    Management...............................................(1)

           13.    Certain Relationships and Related Transactions.............(1)


Part IV.   14.    Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K..................................................92

Signatures....................................................................93

--------------------
(1) These items are omitted because Vornado Realty Trust (see Item 1.) will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which is incorporated by reference herein. Information relating to Executive Officers of Vornado Realty Trust appears on page 42 of this Annual Report on Form 10-K.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado Realty Trust to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors and (m) failure by Vornado Realty Trust, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

                                     PART I

Item 1.  Business

The Company

         Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997, when Vornado Realty Trust ("Vornado") a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 85% of the limited partnership common interest in, the Operating Partnership at March 17, 1999. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.


         The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

(i) all or portions of 21 office building properties in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet;

(ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership, which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

(iii) 59 shopping center properties in seven states and Puerto Rico containing approximately 12.2 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Cold Storage Companies ("Cold Storage"):

(iv) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 450 million cubic feet of refrigerated, frozen and dry storage space (excludes 13 additional warehouses containing approximately 80 million cubic feet managed by the Cold Storage Companies - see "Spin-off of Vornado Operating Company");

Merchandise Mart Properties:

(v) the Merchandise Mart Properties portfolio containing approximately 6.7 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Other Real Estate Investments:

(vi) approximately 29.3% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

(vii) an 80% interest in the Hotel Pennsylvania, a New York City hotel which contains 800,000 square feet of space with 1,700 rooms and 400,000 square feet of retail and office space;

(viii) eight dry warehouse /industrial properties in New Jersey containing approximately 2.0 million square feet; and

(ix)    other real estate investments.

Objectives and Strategy

         The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy, making opportunistic investments and executing its operating strategies through:

          o Maintaining a superior team of operating and investment professionals and an opportunistic entrepreneurial spirit;

          o Investing in properties in the New York City metropolitan area and other selected markets where the Company believes there is high likelihood of capital appreciation;

          o Acquiring high quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

          o Investing in retail properties in selected understored locations such as the New York City metropolitan area;

          o Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital; and

          o Developing and redeveloping the Company's existing properties to increase returns and maximize value.

The Company expects to finance its growth, acquisitions and investments using internally generated funds, funds from possible asset sales and by accessing the public and private capital markets.

Acquisitions and Investments


         Since January 1, 1998, the Company completed approximately $2.4 billion of real estate acquisitions or investments. The following table lists the acquisitions and investments by business segment:

                                                                                                         Total
                                                                                                     Consideration
                                                              Location                               (in millions)
                                                              --------                               -------------

     Office:
     -------
     One Penn Plaza...................................  New York City                                   $   410
     Charles E. Smith Commercial Realty, L.P.:
         Increase in investment to 34%................  Northern Virginia and Washington, D.C.              242
         Crystal City hotel land......................  Crystal City, Virginia                                8
     770 Broadway.....................................  New York City                                       149
     150 East 58th Street.............................  New York City                                       118
     Mendik Real Estate Limited Partnership
       properties:
         Saxon Woods Corporate Center.................  Harrison, New York                                   21
         Two Park Avenue
           (remaining 60% interest)...................  New York City                                        76
         330 West 34th Street.........................  New York City                                         9
     888 Seventh Avenue...............................  New York City                                       100
     40 Fulton Street.................................  New York City                                        55
     570 Lexington - increase in investment to 50%....  New York City                                        37
     689 Fifth Avenue.................................  New York City                                        33
     Westport Corporate Office Park...................  Westport, Connecticut                                14
     20 Broad Street..................................  New York City                                         1


     Retail:
     Las Catalinas Mall...............................  Caguas, Puerto Rico                                  38


     Cold Storage (60% interest):
     Freezer Services, Inc............................  Midwestern section of the
                                                        United States                                        80
     Carmar Group.....................................  Midwestern and Southwestern sections of
                                                        the United States                                    95
     Merchandise Mart Properties:
     The Merchandise Mart Properties..................  Chicago & Washington, D.C.                          630
     Market Square Complex............................  High Point, North Carolina                           97
     National Furniture Mart..........................  High Point, North Carolina                           18


     Other Real Estate Investments:

     Hotel Pennsylvania - increase in investment
         to 80%.......................................  New York City                                        70
     Newkirk Joint Ventures (30% interest)............  Various                                             108
                                                                                                        -------

               Total Acquisitions and Investments.....                                                  $ 2,409
                                                                                                        =======

Office:

   One Penn Plaza

         In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza for approximately $410,000,000. One Penn Plaza is a 57 story Manhattan office building containing approximately 2,400,000 square feet and encompasses substantially the entire square block bounded by 33rd Street, 34th Street, Seventh Avenue and Eighth Avenue.

Charles E. Smith Commercial Realty L.P.

         On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired on March 4, 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

      The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Operating Partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

         In connection with these transactions, the Company made a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Operating Partnership's units issued to CAPI as well as certain real estate assets.

  770 Broadway

         In July 1998, the Company acquired 770 Broadway, a 1,016,000 square foot Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

   150 East 58th Street

         In March 1998, the Company acquired 150 East 58th Street (the Architects and Design Center), a 39 story Manhattan office building, for approximately $118,000,000. The building contains approximately 550,000 square feet.

  Mendik Real Estate Limited Partnership Properties

         In November 1998, the Company completed the acquisition of certain properties from the Mendik Real Estate Limited Partnership ("Mendik RELP"). The acquired real estate assets include (i) a leasehold interest in the Saxon Woods Corporate Center located at 550/600 Mamaroneck Avenue, in Harrison, New York which contains approximately 234,000 square feet, (ii) the remaining 60% interest in an office building located at Two Park Avenue, in Manhattan which contains approximately 946,000 square feet (the Company already owned 40%) and
(iii) a leasehold interest in an office building located at 330 West 34th Street, also in Manhattan, which contains approximately 628,000 square feet. The aggregate purchase price of approximately $106,000,000, consisted of $31,000,000 of cash, $29,000,000 of Vornado's common shares and $46,000,000 of debt. An equivalent number of units were issued to Vornado for the shares issued.

  888 Seventh Avenue and 40 Fulton Street

         In June 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building containing approximately 848,000 square feet located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building containing approximately 234,000 square feet located in downtown Manhattan. The aggregate consideration for both buildings was approximately $154,500,000.
The acquisition of 888 Seventh Avenue was completed in January 1999.

570 Lexington Avenue - additional investment

         In April 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, a 49 story office building located in midtown Manhattan containing approximately 433,000 square feet. The Company purchased the additional interest for approximately $37,200,000, including $4,900,000 of existing debt.

  689 Fifth Avenue

         In August 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33,000,000 from a partnership that included Bernard H. Mendik, a former trustee of the Company.

  Westport Corporate Office Park

         In January 1998, the Company acquired Westport Corporate Office Park ("Westport") from a limited partnership that included Bernard H. Mendik and David R. Greenbaum, the Chief Executive Officer of the Company's Mendik Division, as partners (Messrs. Mendik and Greenbaum and certain entities controlled by them are referred to herein as the "Mendik Group".) The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings which contain 120,000 square feet.

  20 Broad Street

         In September 1997, the Company purchased, at a discount, a mortgage on a 460,000 square foot office building at 20 Broad Street in Manhattan for $27,000,000. In August 1998, the Company acquired a 60% interest in the leasehold from the Mendik Group for approximately $600,000 of Operating Partnership Units. In a related transaction, the Company sold a 40% interest in the mortgage to the other unrelated owner of the property for $10,800,000. The Mendik Group may also receive a future earn-out, capped at $4,400,000 in additional units, based on leasing activity through December 31, 2004.

Retail:

  Las Catalinas Mall

         In October 1998, the Company completed the acquisition of Kmart Corporation's ("Kmart") 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, the Company acquired 75% and the Company's partner in the Mall acquired 25% of Kmart's anchor store. The Company's purchase price of $38,000,000 was fully financed with 15 year debt. The Las Catalinas Mall, which opened in 1997, contains 489,000 square feet, including a 123,000 square foot Kmart store and a 146,000 square foot Sears store.

Cold Storage:

         In June 1998, a partnership in which the Company owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133,000,000, including $107,000,000 in cash and $26,000,000 in indebtedness. The Company's share of this investment was $80,000,000. Additionally, in July 1998, the Carmar Group was acquired for approximately $158,000,000, including $144,000,000 in cash and $14,000,000 in indebtedness.
The Company's share of this investment was $95,000,000. Carmar owned and operated five cold storage distribution warehouses in the midwest and southeast United States.

Merchandise Mart Properties:

  The Merchandise Mart Properties

         In April 1998, the Company acquired a real estate portfolio from the Kennedy Family for approximately $630,000,000, consisting of $187,000,000 in cash, $116,000,000 in Operating Partnership Units, $77,000,000 in existing debt and $250,000,000 of newly issued debt. The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also included the acquisition of Merchandise Mart Properties, Inc., which manages the properties and owns and operates certain trade shows.

  Market Square Complex

         In December 1998, the Company completed the acquisition of the 1.07 million square foot Market Square Complex of showrooms in High Point, North Carolina. The consideration was approximately $97,000,000, consisting of $46,000,000 in debt, $44,000,000 in Operating Partnership Units and 6.5% Preferred Operating Partnership Units convertible at $43.74 per unit and $7,000,000 of cash. The acquired real estate assets include the Market Square, Hamilton Market and Furniture Plaza showroom buildings and the High Point Holiday Inn hotel.

         In a second transaction, the Company acquired the 243,000 square foot National Furniture Mart, which is adjacent to the forementioned properties, in High Point. The price was approximately $17,700,000, consisting of $3,800,000 in cash and $13,900,000 in debt.

Other Real Estate Investments:

  Hotel Pennslyvania - additional investment

         In May 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70,000,000, including $48,000,000 of existing debt.

  Newkirk Joint Ventures

         In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued a $15,600,000 letter of credit in connection with these joint ventures.

         In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

Development and Redevelopment Projects

         The Company is currently engaged in or considering certain multi-year development and redevelopment projects. These projects include: (i) construction of 119,000 square feet of residential condominiums in Manhattan (YMCA Development 80% interest), (ii) construction of an 800,000 square foot high-rise rental apartment complex in Fort Lee, New Jersey (75% interest), (iii) acquisitions, developments and expansions of Cold Storage distribution and production warehouses (60% interest), (iv) tenant improvements and refurbishment of 770 Broadway, (v) conversion of 38,000 square feet of office space to retail space at 640 Fifth Avenue, (vi) redevelopment of the Russian Tea Room restaurant building on 57th Street in Manhattan (50% interest), (vii) the conversion of office space at 689 Fifth Avenue to hotel space, (viii) the expansion of the Market Square Complex in High Point, North Carolina, (ix) the redevelopment of the site at 14th Street and Union Square (currently leased by Bradlees), which may include razing the existing building and developing a large multi-use building, (x) the refurbishment of the Hotel Pennsylvania, (xi) the redevelopment of the Company's Penn Station properties which may include creating new retail space, (xii) Alexander's (29.3% interest) redevelopment of its Paramus property into a 550,000 square foot shopping center, (xiii) Alexander's (29.3% interest) development of a large multi-use building at its 59th Street and Lexington Avenue site and (xiv) Alexander's (29.3% interest) renovation of its Kings Plaza Mall. There can be no assurance that all of the above projects will be commenced or ultimately completed.

Spin-off of Vornado Operating Company

  General

         Vornado Operating Company, ("Vornado Operating") was incorporated on October 30, 1997, as a wholly owned subsidiary of the Company. In order to maintain its status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in real estate assets. Accordingly, the Company is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating is intended to function principally as an operating company, in contrast to the Company's principal focus on investment in real estate assets. Vornado Operating is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

         Vornado Operating will seek to become the operator of businesses conducted at properties it leases from the Company, as contemplated by the Intercompany Agreement between the Company and Vornado Operating (the "Intercompany Agreement"), referred to below. Vornado Operating expects to rely exclusively on the Company to identify business opportunities and currently expects that those opportunities will relate in some manner to the Company and its real estate investments rather than to unrelated businesses.

  The Distribution

         On October 16, 1998, the Operating Partnership made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating for 20 units of limited partnership interest of the Operating Partnership (including units owned by Vornado) held of record as of the close of business on October 9, 1998 and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest. While no Common Stock was distributed in respect of Vornado's $3.25 Series A Convertible Preferred Shares, the Company adjusted the Conversion Price to take into account the Distribution. Vornado Operating's Common Stock is listed on the American Stock Exchange under the symbol "VOO".

  Capital Contribution and Revolving Credit Agreement.

         The Company initially capitalized Vornado Operating with an equity contribution of $25,000,000 of cash. As part of its formation, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from Vornado (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999, Vornado Operating pays the Company a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. Debt under the Revolving Credit Agreement is recourse to Vornado Operating.

  Intercompany Agreement.

         The Company and Vornado Operating have entered into the Intercompany Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

         Under the Intercompany Agreement, the Company has agreed to provide Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating will compensate the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and will reimburse the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. For the period from October 16, 1998 (commencement date) to December 31, 1998, approximately $50,000 of compensation for such services was charged pursuant to the Intercompany Agreement.

         Vornado Operating and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Intercompany Agreement upon a change in control of Vornado Operating.

  Vornado Operating's Management.

         Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

  The Cold Storage Companies

         On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of AmeriCold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group (Americold, URS, Freezer Services, Inc. and the Carmar Group, collectively, the "Cold Storage Companies").

         On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

  Disposition and Acquisition of Interest in CESCR

         On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR, (a Delaware limited partnership that owns interests in and manages approximately 10,700,000 square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14,600,000 square feet of office and other commercial properties in the Washington, D.C. area) to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000, or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

Financing Activities

  Corporate:

         In April 1998, Vornado completed the sale of 10,000,000 common shares pursuant to an effective registration statement with net proceeds of approximately $401,000,000. Also in April 1998, Vornado sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000. An equivalent number of units were issued to Vornado for the shares sold.

         In November and December of 1998, the Operating Partnership sold an aggregate of $87,500,000 of 8.5% Series D-1 Cumulative Redeemable Preferred Units to an institutional investor in a private placement, resulting in net proceeds of approximately $85,300,000. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on November 12, 2003.

         On March 17, 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds of approximately $72,200,000. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds of $9,700,000. The perpetual preferred shares may be called without penalty at the option of Vornado commencing on March 17, 2004. An equivalent number of units were issued ot Vornado for the shares sold.

   Office:

         In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,000,000 bridge-mortgage loan financing put in place when the property was acquired.

         In February 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

   Retail:

         In February 1998, the Company completed a $160,000,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

   Cold Storage:

         In April 1998, the Cold Storage Companies completed a $550,000,000 ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.

   Merchandise Mart Properties:

         In June 1998, the Company repaid the $26,000,000 mortgage on 350 North Orleans Street, in Chicago.

         In November 1998, the terms of the $24,000,000 mortgage on the Washington Design Center were modified to adjust the interest rate from LIBOR + 3.00% to LIBOR + 1.35% (currently 6.45%) and to extend the maturity date from April 2000 to November 2000.

         In February 1999, the Company exercised its option to extend the maturity date on the $250,000,000 loan on its Chicago Merchandise Mart building from March 31, 1999 to September 30, 1999. In connection therewith, the Company paid a fee of 1/8%.

         At December 31, 1998, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 45% based on debt of $2.8 billion which included the Company's proportionate share of debt of partially-owned entities. Historically, the Company has maintained a lower debt-to-enterprise value ratio. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

         The Company may seek to obtain funds through equity offerings or debt financing, although there is no express policy with respect thereto. Vornado may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire its shares or any other securities in the future.

EBITDA By Segment and Region

         The following table sets forth the percentage of the Company's EBITDA(1) by segment and region on a pro forma basis for the year ended December 31, 1998 and on a historical basis for the years ended December 31, 1998 and 1997. The pro forma column gives effect to the acquisitions previously described and the financings attributable thereto, as if they had occurred on January 1, 1997. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.



                                                    Percentage of EBITDA
                                                    --------------------
                                               Pro Forma       Historical
                                              ---------- ---------------------
                                                     Years Ended December 31,
                                              ---------- ---------- ----------

Segment                                          1998       1998        1997
                                              ---------- ---------- ----------
     Office.................................      46%        37%         38%
     Retail.................................      21%        26%         57%
     Cold Storage...........................      16%        20%          8%
     Merchandise Mart Properties............      10%         9%         --
     Other..................................       7%         8%         (3)%
                                                 ---        ---        ----
                                                 100%       100%        100%
                                                 ===        ===        ====
Region
     New York City metropolitan area........      50%        54%         72%
     Washington D.C./Northeast Virginia.....      18%         7%          1%
     Chicago................................       5%         6%         --
     New Jersey.............................       4%         5%         14%
     Puerto Rico............................       2%         2%          4%
     Other (2)..............................      21%        26%          9%
                                                 ---        ---        ----
                                                 100%       100%        100%
                                                 ===        ===        ====

(1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers
     EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Other includes the Cold Storage segment which has facilities in 33 states. See page 30 for details.

Relationship with Alexander's

         The Company owns 29.3% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

         Alexander's has eight properties (see Item 2. Properties--Alexander's).

         In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum. Management believes there are no indications of impairment as discussed in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".

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

Interstate Properties

         As of December 31, 1998, Interstate Properties owned approximately 18.1% of the common shares of beneficial interest of Vornado, 27.1% of Alexander's common stock and beneficial ownership of 14.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's

Competition

         The Company's four business segments, Office, Retail, Cold Storage and Merchandise Mart Properties, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided . The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

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

Employees

         The Company has approximately 600 employees consisting of 88 in the Office Properties segment, 53 in the Retail Properties segment, 384 in the Merchandise Mart Properties segment and 75 in the corporate office. This does not include employees of partially-owned entities such as the 5,500 employees of the Cold Storage Companies and the 400 employees at the Hotel Pennsylvania.


Segment Data


         The Company operates in four business segments: Office Properties, Retail Properties, Cold Storage and Merchandise Mart Properties. The Company engages in no foreign operations.

         The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

Item 2.  Properties

         The Company currently owns, directly or indirectly, Office properties Retail properties, Cold Storage warehouses and the Merchandise Mart Properties. The Company also owns or has investments in dry warehouse and industrial buildings, Alexander's, Hotel Pennsylvania and Newkirk Joint Ventures.

Office


         The Company's office properties consist of (i) all or a portion of 21 office buildings in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet (including 720,000 square feet of retail space and 5 garages containing 334,000 square feet) (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C. (the "CESCR Office Properties").

         The following data on pages 16 to 20 covers the New York City Office Properties. The CESCR Office Properties are described on page 21.

New York City Office Properties:

         The following table sets forth the percentage of the New York City Office Properties revenue by tenant's industry:

             Industry                             Percentage

             Publishing..................           11.8%
             Finance.....................            9.5%
             Technology..................            8.3%
             Retail......................            8.1%
             Insurance...................            6.9%
             Legal.......................            6.7%
             Pharmaceuticals.............            5.3%
             Government..................            5.1%
             Media and Entertainment.....            4.1%
             Service Contractors.........            3.2%
             Apparel.....................            3.2%
             Engineering.................            3.1%
             Bank Branches...............            2.6%
             Other.......................           22.1%

         The average lease term of a tenant's lease is approximately 12 years. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of the New York City Office Properties tenants which accounted for 2% or more of the New York City Office Properties revenues in 1998:


                                                                      Percentage
                                                                      of the New
     (in thousands, except percentages)                                York City
                                                                        Office
                                         Square Feet       1998       Properties
     Tenant                                Leased        Revenues      Revenues
     ------                              -----------    ----------    ----------

     Sterling Winthrop Inc............       429        $18,268           7%
     Times Mirror Company.............       519         16,056           6%
     The McGraw Hill
         Companies Inc................       447         10,168           4%
     Mutual Life Insurance Co.........       264          8,259           3%
     Information Builders, Inc........       252          6,052           2%
     Kmart Corporation................       287          5,620           2%
     R.H. Macy & Co. Inc..............       154          5,488           2%

         The following table sets forth as of December 31, 1998 lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                      Percentage of               Annual Escalated
                                                                          Total               Rent of Expiring Leases
                                 Number of        Square Feet of         Leased          -----------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet            Total        Per Square Foot
----                          ---------------    ---------------      -------------      --------------   ------------------

1999......................         187                793,000             6.4%           $ 21,556,000        $  27.18
2000......................         106                396,000             3.2%             12,134,000           30.64
2001......................          95                709,000             5.7%             20,456,000           28.85
2002......................          86                768,000             6.2%             19,318,000           25.15
2003......................          77                613,000             4.9%             18,263,000           29.79
2004......................          60                820,000             6.6%             23,119,000           28.19
2005......................          44                551,000             4.4%             14,788,000           26.84
2006......................          51                765,000             6.2%             20,153,000           26.34
2007......................          45                715,000             5.7%             21,571,000           30.17
2008......................          58              1,109,000             8.9%             32,908,000           29.67


         The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past two years.


                                                                Average Annual
             As of             Rentable                         Escalated Rent
          December 31,        Square Feet     Occupancy Rate    Per Square Foot
       ------------------ ------------------ ----------------- -----------------

    1998.................      12,437,000           91%             $  28.14
    1997.................       8,353,000           95%             $  27.09




As of March 1, 1999, the occupancy rate of the Company's New York City Office properties was 92%. Excluding 770 Broadway, which was acquired in July 1998, the occupancy rate was 96% at March 1, 1999 and 95% at December 31, 1998.

         In 1998, the New York City Office Properties leased 1,155,931 square feet at a weighted average initial rent per square feet of $35.03. Vornado's ownership interest in the leased square footage is 820,975 square feet at a weighted average initial rent per square foot of $34.82. At December 31, 1997, the weighted average escalated rent per square foot for Vornado's interest in such properties was $28.69. Following is the detail by building:

                                                        1998 Leases
                                                  --------------------------    Average Annual      The Company's
                                                                  Average       Escalated Rent       Estimate at
                                                               Initial Rent    Per Square Foot    March 1, 1999 of
                                                                Per Square     at December 31,    Market Rents Per
Location                                          Square Feet    Foot (1)           1997             Square Foot
--------                                          -----------  -------------  -----------------  ------------------

     One Penn Plaza..........................        176,496     $  38.27        $   25.33        $35.50 to $42.00
     Two Penn Plaza..........................         42,025        30.81            28.17        $35.00 to $39.00
     Eleven Penn Plaza.......................        130,511        30.77            28.02        $32.00 to $35.00
     Two Park Avenue.........................        137,422        33.01            23.56        $31.00 to $38.00
     90 Park Avenue..........................         99,710        39.13            36.52        $42.00 to $50.00
     1740 Broadway...........................         22,865        43.35            34.90        $38.00 to $44.00
     150 East 58th Street....................         31,347        34.73            30.19        $30.00 to $40.00
     866 United Nations Plaza................         84,372        32.79            30.01             $33.00
     40 Fulton Street........................          4,993        30.00            26.35        $26.00 to $30.00
     330 Madison Avenue......................        160,412        42.56            34.41        $38.00 to $45.00
     20 Broad Street.........................         19,494        30.00            27.24             $30.00
     570 Lexington Avenue....................         88,737        33.17            31.53        $38.00 to $48.00
     825 Seventh Avenue......................        157,547        29.46            12.63             $29.00
                                                   ---------
       Total.................................      1,155,931        35.03            28.62
                                                   =========
     Company's ownership
       interest                                      820,975        34.82            28.69
                                                   =========

(1)  Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

New York City Office Properties

     The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 1998 or as of the date of acquisition for properties acquired thereafter.


                                                                                                          Annualized
                                    Year                        Approximate                Annualized     Escalated
                                 Originally         Land          Leasable       Number     Base Rent        Rent
                                  Developed         Area      Building Square      of          per       per Sq. Ft.    Percent
           Location              or Acquired     (Sq. Ft.)          Feet         Tenants   Sq. Ft. (1)       (2)       Leased (1)
-----------------------------------------------------------------------------------------------------------------------------------

NEW YORK
Manhattan
   One Penn Plaza (3)               1972           128,000       2,400,000         223     $   26.88     $   27.98        95%











   Two Penn Plaza                   1968           117,000       1,508,000          68         27.23         27.80        97%







   770 Broadway                     1907            63,000       1,016,000           5         20.16         20.16        47%



   Eleven Penn Plaza                1923            56,000         956,000          72         26.13         26.75        97%




   Two Park Avenue                  1928            44,000         946,000          48         22.97         23.54        97%




   90 Park Avenue                   1964            38,000         877,000          30         32.21         37.63       100%

   888 Seventh Avenue               1969            32,000         848,000          61         29.98         30.08        94%


   330 West 34th Street (3)         1925            46,000         628,000          12         12.56         12.65       100%



                                                                  Lease
                                         Principal Tenants      Expiration/
                                     (50,000 square feet or       Option       Encumbrances
           Location                           more)             Expiration      (thousands)
---------------------------------------------------------------------------------------------

NEW YORK
Manhattan
   One Penn Plaza (3)                BNY Financial Group          2004/2009     $ 275,000
                                     Buck Consultants                2008
                                     Cisco Systems                2005/2009
                                     First Albany                 2008/2013
                                     Kmart Corporation            2016/2036
                                     Metropolitan Life               2002
                                     Miller Freeman Inc.          2011/2016
                                     MWB Leasing                     2006
                                     Parsons Brinkerhoff          2008/2013
                                     State of NY                     2004
                                     Stone & Webster                 2008

   Two Penn Plaza                    Compaq Computer              2003/2008        80,000(4)
                                     Forest Electric              2006/2011
                                     Information Builders, Inc.   2013/2023
                                     Madison Square Garden        2007/2017
                                     McGraw Hill Co., Inc.        2020/2030
                                     Ogden Services                  2008
                                     UHC Management               2001/2006

   770 Broadway                      Chase Manhattan Bank            1999              --
                                     J. Crew                      2012/2017
                                     Kmart                        2016/2036

   Eleven Penn Plaza                 Crowthers McCall                2010          53,901
                                     Executive Office Network        2012
                                     General Mills                   2002
                                     Times Mirror                    2001

   Two Park Avenue                   Herrick Feinstein               2010          65,000
                                     Scheflin & Summerset            2006
                                     Times Mirror Company         2010/2025
                                     United Way                      2013

   90 Park Avenue                    Sterling Winthrop Inc.       2015/2035            --

   888 Seventh Avenue                Golden Books                    2013          55,000
                                     The Limited                     2014

   330 West 34th Street (3)          City of New York                2012              --
                                     Master Garment                  2002
                                     Props for Today                 2006

                                                                                                          Annualized
                                    Year                        Approximate                Annualized     Escalated
                                 Originally         Land          Leasable       Number     Base Rent        Rent
                                  Developed         Area      Building Square      of          per       per Sq. Ft.    Percent
           Location              or Acquired     (Sq. Ft.)          Feet         Tenants   Sq. Ft. (1)       (2)       Leased (1)
---------------------------------------------------------------------------------------------------------------------------------

   1740 Broadway                    1950            30,000         551,000          19     $   31.06     $   34.42       100%



   150 East 58th Street             1969            21,000         548,000         125         29.90         30.99        92%


   866 United Nations Plaza         1966            90,000         386,000          81         30.20         30.69        92%


   640 Fifth Avenue                 1950            22,000         249,000          13         25.24         29.62        81%


   40 Fulton Street                 1987            18,000         234,000          27         26.45         26.60        93%


   689 Fifth Avenue                 1925             6,000          84,000           7         55.22         55.65        68%

   330 Madison Avenue               1963            33,000         771,000          47         34.47         35.42        93%
    (25% Ownership)

   20 Broad Street (3)              1956            20,000         459,000          16         27.13         27.51        94%
    (60% Ownership)

   570 Lexington Avenue             1930            16,000         433,000          45         31.36         31.69        82%
    (49.9% Ownership)

   825 Seventh Avenue               1968            18,000         160,000           3         27.69         27.69       100%
    (50% Ownership)



WESTCHESTER
   550/600 Mamaroneck Avenue      1971/1969        666,000         234,000          49         19.32         19.72        97%
(3)


NEW JERSEY
   Paramus (3)                      1987           148,000         118,000          27         16.89         16.95        65%


CONNECTICUT
   Westport                         1980           955,000         120,000           5         22.31         22.81       100%

                                               -----------    ------------      ------
Total Office Buildings                           2,567,000      13,526,000         983         27.01         28.14        91%
                                               ===========    ============      ======

Company's Ownership Interest                     2,517,000      12,467,000                                                91%
                                               ===========    ============

                                                               Lease
                                      Principal Tenants      Expiration/
                                  (50,000 square feet or       Option       Encumbrances
           Location                        more)             Expiration      (thousands)
-------------------------------------------------------------------------------------------

   1740 Broadway                 Mutual of New York           2016/2026            --
                                 William Douglas McAdams         2007


   150 East 58th Street


   866 United Nations Plaza      Fross & Zelnick                 2009         $33,000


   640 Fifth Avenue              Bozell Jacobs Kenyon         2008/2013            --


   40 Fulton Street              Pencom Systems                  2007              --


   689 Fifth Avenue

   330 Madison Avenue            Bank Julius Baer                2005          60,000
    (25% Ownership)              BDO Seidman                  2010/2015

   20 Broad Street (3)           N.Y. Stock Exchange          2003/2066            --
    (60% Ownership)

   570 Lexington Avenue                                                        16,410
    (49.9% Ownership)

   825 Seventh Avenue            International                2013/2023        18,015
    (50% Ownership)              Merchandising Corp
                                 Young & Rubicom              2008/2018


WESTCHESTER
   550/600 Mamaroneck Avenue                                                    6,500
(3)


NEW JERSEY
   Paramus (3)                                                                    250


CONNECTICUT
   Westport                      Metropolitan Life Insurance     2001           8,000

                                                                            ---------
Total Office Buildings                                                      $ 671,076
                                                                            =========

Company's Ownership Interest                                                $ 608,847
                                                                            =========

(1)  Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.
(2)  Represents annualized monthly base rent for office properties including tenant pass--throughs of operating expenses
     (exclusive of tenant electricity costs) and real estate taxes.
(3)  100% ground leased property.
(4)  At December 31, 1998, the property was encumbered by an $80,000,000 mortgage. In February 1999, the Company completed a $165,000,000 refinancing on the property and prepaid the then existing $80,000,000 mortgage.

CESCR Office Properties:

         The following table sets forth certain information for the CESCR Office Properties (in which the Company has a 34% interest), as of December 31, 1998 or as of the date of acquisition for properties acquired thereafter.

                                      Year                      Approximate                                 Annualized
                                   Originally                    Leasable         Number     Annualized   Escalated Rent
                                    Developed    Number of    Building Square       of     Base Rent per   per Sq. Ft.     Percent
Location                           or Acquired   Buildings         Feet          Tenants    Sq. Ft. (1)        (2)       Leased (1)
-----------------------------------------------------------------------------------------------------------------------------------
Crystal Mall                          1968           4          1,068,000           14     $    24.17      $   24.84        100%




Crystal Plaza                       1964-1969        6          1,223,000          127          21.42          21.54        100%


Crystal Square                      1974-1980        4          1,388,000          211          26.03          27.37         97%





Crystal Gateway                     1983-1987        4          1,081,000          107          26.85          27.53         95%






Crystal Park                        1984-1989        5          2,154,000          113          27.46          28.69         95%






Arlington Plaza                       1985           1            174,000           17          23.83          26.95        100%



1919 S Eads Street                    1990           1             93,000            7          26.69          27.38         94%

Skyline Place                       1973-1984        6          1,595,000          192          20.61          20.91         99%






One Skyline Tower                     1988           1            477,000            8          20.96          22.47        100%




Courthouse Plaza                    1988-1989        2            609,000           80          23.72          23.99        100%


1101 17th Street                      1963           1            204,000           55          27.50          28.40         96%



1730 M Street                         1963           1            190,000           49          22.77          24.34         98%





1140 Connecticut Ave                  1966           1            175,000           36          26.18          26.00         93%


1150 17th Street                      1970           1            226,000           43          26.15          26.42         97%


                                                  ----        -----------       ------
Total Charles E. Smith Properties                   38         10,657,000        1,059          24.42          25.22         98%
                                                  ====        ===========       ======

                                                                   Lease
                                         Principal Tenants       Expiration/
                                      (50,000 square feet or       Option      Encumbrances
Location                                       more)             Expiration     (thousands)
-------------------------------------------------------------------------------------------
Crystal Mall                          General Services              2001/2011    $   64,835
                                      Administration
                                      General Services              2001/2006
                                      Administration

Crystal Plaza                         General Services              2004/2014        75,803
                                      Administration

Crystal Square                        Boeing                        2002/2007        82,287
                                      General Services              2003/2008
                                      Administration
                                      Lockheed Martin               2003/2008
                                      Oblon Spivak                  2004/2009

Crystal Gateway                       Analytical Services, Inc.     2001/2006       177,794
                                      General Services                1999
                                      Administration
                                      Lockheed Martin               2002/2005
                                      Science Applications Int'l      2002
                                      Corp.

Crystal Park                          CE Smith Headquarters         2004/2009       316,023
                                      General Services              2001/2011
                                      Administration
                                      Techmatics                    2002/2007
                                      US Airways Headquarters       2008/2018
                                      Vitro Corp                    2002/2007

Arlington Plaza                       Georgetown University         2002/2007        18,455
                                      Science Research Analysis     2001/2011
                                      Corp.

1919 S Eads Street                    Vitro Corp                    2001/2004        13,841

Skyline Place                         BDM Federal, Inc.             2000/2003       126,346
                                      Electronic Data Services        2000
                                      Science Application Int'l     2003/2008
                                      Corp.
                                      Science Research Analysis       2001
                                      Corp.

One Skyline Tower                     General Services             1999 & 2009       68,871
                                      Administration
                                      Science Research Analysis     2003/2008
                                      Corp.

Courthouse Plaza                      Arlington County              2003/2008        83,645
                                      KPMG-Peat Marwick             2000/2003

1101 17th Street                      American Iron & Steel         2001/2006        22,830
                                      Institute
                                      Cosmetic & Toiletry Assn      2000/2005

1730 M Street                         General Services              2002/2012        19,026
                                      Administration
                                      General Services              1999/2004
                                      Administration
                                      League of Women Voters        2004/2009

1140 Connecticut Ave                  Michaels & Wishner PC         2002/2007        22,876
                                      The Investigative Group       2000/2005

1150 17th Street                      American Enterprise           2002/2012         9,804
                                      Institute
                                      Arthur Andersen LLP           1999/2004

                                                                                 ----------
Total Charles E. Smith Properties                                                $1,102,436
                                                                                 ==========

(1)  Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.
(2)  Represents annualized monthly base rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes

Retail


         The Company owns 59 shopping center properties of which 56 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood marketplace because of their location on regional highways.

         As of March 1, 1999, the occupancy rate of the retail properties was 93%. The following table sets forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.

                                                              Average Annual
                             Rentable                            Base Rent
          Year End         Square Feet      Occupancy Rate    Per Square Foot
          --------         -----------      --------------    ---------------

          1998              10,625,000           92%           $  10.53
          1997              10,550,000           91%               9.78
          1996              10,019,000           90%               9.09
          1995               9,913,000           91%               8.68
          1994               9,501,000           94%               8.05

         The average annual base rent per square foot at December 31, 1998 for the Green Acres Mall was $12.92 in total and $32.24 for mall tenants only.


         The Company's shopping center lease terms range from five years or less in some instances, for smaller tenant spaces to as long as thirty years for major tenants. Leases generally provide for additional rents based on a percentage of tenant's sales and pass through to tenants the tenant's share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 1998. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

         Below is a listing of the Retail tenants which accounted for 2% or more of the Retail property rentals in 1998:


                                                                Percentage of
   (in thousands, except percentages)                1998      Retail Property
                                      Square Feet  Property  Rentals (excluding
   Tenant                               Leased      Rentals    reimbursements)
   ------                             ----------- ---------- -------------------

   Bradlees, Inc. ("Bradlees")         1,300(1)    13,917(1)         11%
   The Home Depot, Inc.                  409        4,922             4%
   Kmart Corporation                     359        3,547             3%
   Staples, Inc.                         214        2,868             2%
   The TJX Companies, Inc.               328        2,728             2%

   --------------------
  (1) Excludes the 14th Street and Union Square Property currently leased to Bradlees- see below.

         In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bradlees emerged from bankruptcy in January 1999 when its plan of reorganization was confirmed. The Company withdrew its objection to Bradlees' proposed plan of reorganization after obtaining Bradlees' agreement that its lease of the Company's 14th Street and Union Square property would terminate in March 2000. The lease was scheduled to expire in October 2019, and contained an option to renew for an additional ten years. In addition, the rent under the lease was increased by $1,100,000 per annum to $3,400,000 per annum from January 1999 to the March 2000 termination date. In connection with the foregoing, the Company paid $11,000,000 to Bradlees. The Company is considering various alternatives for the redevelopment of this site. The Company currently leases 15 other locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc., a wholly-owned subsidiary of Royal Ahold NV, a leading international food retailer, and one is guaranteed as to 70% of the rent.

         The following table sets forth as of December 31, 1998 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                          Annual Base Rent of
                                                                                                            Expiring Leases
                                  Number of          Square Feet of        Percentage of Total   -----------------------------------
Year                           Expiring Leases       Expiring Leases       Leased Square Feet          Total         Per Square Foot
----                           ---------------       ---------------       ------------------    ----------------   ----------------

1999........................          114                403,000                   3.3%            $   5,344,000          $ 13.26
2000........................           62                455,000                   3.7%                5,352,000            11.76
2001........................           74                471,000                   3.9%                5,300,000            11.25
2002........................           66              1,177,000                   9.7%               12,870,000            10.93
2003........................           50                503,000                   4.1%                5,836,000            11.60
2004........................           69                871,000                   7.1%                8,426,000             9.67
2005........................           80                581,000                   4.8%                8,054,000            13.86
2006........................           46                862,000                   7.1%                6,089,000             7.06
2007........................           42                587,000                   4.8%                6,027,000            10.27
2008........................           17                382,000                   3.1%                2,904,000             7.60


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


         The Company's two regional shopping centers located in Montehiedra and Caguas, Puerto Rico, (both of which are in the San Juan area) contain 1,014,000 square feet of which the Company owns 727,000 square feet. The centers are anchored by four major stores: Sears, Roebuck and Co., Kmart (one in each of the centers) and a Builders Square Home Improvement store.

         The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. doing business as Stern's and as Macy's. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

Retail Properties
         The following table sets forth certain information for the Retail Properties as of December 31, 1998.


                                                            Approximate Leasable
                                                             Building Square Feet
                                                         ---------------------------
                                                                          Owned by
                                                                           Tenants
                                 Year                                      (Land
                              Originally        Land        Owned/         Leased       Number        Annualized
                              Developed         Area       Leased by        from          of        Base Rent per     Percent
Location                     or Acquired       (Acres)      Company        Company)     Tenants      Sq. Ft. (1)    Leased (1)
--------------------------------------------------------------------------------------------------------------------------------

NEW JERSEY
  Bordentown                      1958           31.2        179,000             --          4         $ 6.63          100%


  Bricktown                       1968           23.9        260,000          3,000         20          10.57          100%



  Cherry Hill                     1964           37.6        231,000         64,000         14           9.25           96%





  Delran                          1972           17.5        168,000          4,000          6           5.87          100%


  Dover                           1964           19.6        173,000             --         14           6.29          100%



  East Brunswick                  1957           19.2        216,000         10,000          6          13.10          100%




  East Hanover I                  1962           24.6        271,000             --         18          10.85           98%





  East Hanover II                 1979            8.1         91,000             --         10          10.36           82%


  Hackensack                      1963           21.3        208,000         59,000         21          15.53           98%




  Jersey City                     1965           16.7        223,000          3,000         13          12.35          100%



  Kearny                          1959           35.3         42,000         62,000          4          13.49           68%


  Lawnside                        1969           16.4        145,000             --          3          10.50          100%





                                                        Lease
                                 Principal Tenants   Expiration/
                                  (30,000 square       Option        Encumbrances
Location                           feet or more)     Expiration       (thousands)
------------------------------------------------------------------------------------

NEW JERSEY

  Bordentown                     Bradlees  (2)        2001/2021        $  3,276 (7)
                                 Shop-Rite            2011/2016

  Bricktown                      Kohl's               2008/2028           9,919 (7)
                                 Shop-Rite            2002/2017

  Cherry Hill                    Bradlees  (2)        2006/2026           9,706 (7)
                                 Drug Emporium          2002
                                 Shop & Bag           2007/2017
                                 Toys "R" Us          2012/2042

  Delran                         Sam's Wholesale      2011/2021           2,848 (7)

  Dover                          Ames                 2017/2037           3,635 (7)
                                 Shop-Rite            2012/2022

  East Brunswick                 Bradlees  (2)        2003/2023           8,205 (7)
                                 Shoppers World       2007/2012
                                 T.J. Maxx            2004/2009

  East Hanover I                 Home Depot           2009/2019          11,066 (7)
                                 Marshalls            2004/2009
                                 Pathmark             2001/2024
                                 Today's Man          2009/2014

  East Hanover II                                                            --

  Hackensack                     Bradlees  (2)        2012/2017              --
                                 Pathmark             2014/2034
                                 Staples              2003/2013

  Jersey City                    Bradlees  (2)        2002/2022          10,381 (7)
                                 Shop-Rite            2008/2028

  Kearny                         Pathmark             2013/2033              --

  Lawnside                       Home Depot           2012/2027           5,708 (7)
                                 Drug Emporium          2007

                                                            Approximate Leasable
                                                             Building Square Feet
                                                         ---------------------------
                                                                          Owned by
                                                                           Tenants
                                 Year                                      (Land
                              Originally        Land        Owned/         Leased       Number        Annualized
                              Developed         Area       Leased by        from          of        Base Rent per     Percent
Location                     or Acquired       (Acres)      Company        Company)     Tenants      Sq. Ft. (1)    Leased (1)
--------------------------------------------------------------------------------------------------------------------------------

  Lodi                            1975            8.7        130,000             --          1         $ 9.03          100%


  Manalapan                       1971           26.3        194,000          2,000          7           9.13          100%


  Marlton                         1973           27.8        173,000          7,000         10           8.54          100%


  Middletown                      1963           22.7        180,000         52,000         22          12.51           98%


  Morris Plains                   1985           27.0        172,000          1,000         19          11.61          100%


  North Bergen                    1959            4.6          7,000         55,000          3          26.22          100%

  North Plainfield (3)            1989           28.7        217,000             --         13           8.57           91%


  Totowa                          1957           40.5        178,000        139,000          7         16.73           100%




  Turnersville                    1974           23.3         89,000          7,000          3           5.98          100%

  Union                           1962           24.1        257,000             --         11          17.77           99%



  Vineland                        1966           28.0        143,000             --          3           4.16           17%

  Watchung                        1959           53.8         50,000        116,000          6          17.50           97%

  Woodbridge                      1959           19.7        233,000          3,000         10          13.69           91%


NEW YORK
  14th Street and Union
    Square, Manhattan             1993            0.8        232,000             --          1           9.92          100%

  Albany (Menands)                1965           18.6        141,000             --          2           6.35          100%



                                                        Lease
                                 Principal Tenants   Expiration/
                                  (30,000 square       Option        Encumbrances
Location                           feet or more)     Expiration       (thousands)
------------------------------------------------------------------------------------
  Lodi                           National Wholesale   2013/2023        $  2,420 (7)
                                 Liquidators

  Manalapan                      Bradlees  (2)        2002/2022           6,397 (7)
                                 Grand Union          2012/2022

  Marlton                        Kohl's  (2)          2011/2031           5,398 (7)
                                 Shop-Rite            2004/2009

  Middletown                     Bradlees  (2)        2002/2022           7,761 (7)
                                 Grand Union          2009/2029

  Morris Plains                  Kohl's               2002/2023           6,600 (7)
                                 Shop-Rite              2002

  North Bergen                   A & P                2012/2032              --

  North Plainfield (3)           Kmart                2006/2016           3,109
                                 Pathmark             2001/2011

  Totowa                         Bradlees (2)         2013/2028          15,646 (7)
                                 Home Depot           2015/2025
                                 Marshalls            2007/2012
                                 Circuit City         2018/2038

  Turnersville                   Bradlees  (2)        2011/2031           2,116 (7)

  Union                          Bradlees  (2)        2002/2022          15,975 (7)
                                 Toys "R" Us            2015
                                 Cost Cutter Drug       2000

  Vineland                                                                2,358 (7)

  Watchung                       B.J.'s Wholesale       2024                 --

  Woodbridge                     Bradlees  (2)        2002/2022           8,792 (7)
                                 Foodtown             2007/2014
                                 Syms                 2000/2005
NEW YORK
  14th Street and Union
    Square, Manhattan            Bradlees               2000                 --

  Albany (Menands)               Fleet Bank           2004/2014              --
                                 Albany Public          2000
                                 Mkts. (4)

                                                            Approximate Leasable
                                                             Building Square Feet
                                                         ---------------------------
                                                                          Owned by
                                                                           Tenants
                                 Year                                      (Land
                              Originally        Land        Owned/         Leased       Number        Annualized
                              Developed         Area       Leased by        from          of        Base Rent per     Percent
Location                     or Acquired       (Acres)      Company        Company)     Tenants      Sq. Ft. (1)    Leased (1)
--------------------------------------------------------------------------------------------------------------------------------
  Buffalo (Amherst) (3)           1968           22.7        185,000        112,000         10         $ 6.99           96%





  Freeport                        1981           12.5        167,000             --          3          11.53          100%


  New Hyde Park (3)               1976           12.5        101,000             --          1          13.55          100%


  North Syracuse (3)              1976           29.4         98,000             --          1           2.74          100%

  Rochester                       1971           15.0        148,000             --          1           5.86           47%
    (Henrietta )  (3)

  Rochester                       1966           18.4        176,000             --          1           6.05           41%

  Valley Stream (Green            1958          100.0      1,525,000         71,000        156            (5)           94%
     Acres) (3)









PENNSYLVANIA
  Allentown                       1957           86.8        263,000        354,000         20          10.13          100%







  Bensalem                        1972           23.2        119,000          7,000         10           5.84           95%

  Bethlehem                       1966           23.0        157,000          3,000         13           5.41           81%


  Broomall                        1966           21.0        146,000         22,000          5           9.41          100%

  Glenolden                       1975           10.0        101,000             --          3          10.73          100%

  Lancaster                       1966           28.0        180,000             --          7           4.42           51%

                                                        Lease
                                 Principal Tenants   Expiration/
                                  (30,000 square       Option        Encumbrances
Location                           feet or more)     Expiration       (thousands)
------------------------------------------------------------------------------------
  Buffalo (Amherst) (3)          Circuit City           2017          $   4,863 (7)
                                 Media Play           2002/2017
                                 MJ Design            2006/2017
                                 Toys "R" Us            2013
                                 T.J. Maxx              2004

  Freeport                       Home Depot           2011/2021           8,021 (7)
                                 Cablevision            2004

  New Hyde Park (3)              Mayfair              2019/2029           2,043 (7)
                                 Supermarkets

  North Syracuse (3)             Reisman Properties     2014                 --

  Rochester                      Hechinger  (4)       2005/2025           2,203 (7)
    (Henrietta )  (3)

  Rochester                      Hechinger  (4)       2005/2025           2,832 (7)

  Valley Stream (Green
     Acres) (3)                  Macy                 2006/2036         165,574
                                 Sterns               2007/2017
                                 JC Penney            2012/2017
                                 Sears                2023/2073
                                 Home Depot (6)
                                 Kmart                2010/2038
                                 Dime Savings Bank      2020
                                 Greenpoint Bank        2009


PENNSYLVANIA
  Allentown                      Hechinger            2011/2031           7,696 (7)
                                 Shop-Rite            2011/2019
                                 Burlington Coat        2017
                                  Factory
                                 Wal*Mart             2024/2094
                                 Sam's Wholesale      2024/2094
                                 T.J. Maxx            2003/2008

  Bensalem                       Kohl's  (2)          2011/2031           3,967 (7)

  Bethlehem                      Pathmark             2008/2033              --
                                 Super Petz           2005/2015

  Broomall                       Bradlees  (2)        2006/2026           3,260 (7)

  Glenolden                      Bradlees  (2)        2012/2022           4,245 (7)

  Lancaster                      Weis Markets         2008/2018           2,312 (7)

                                                            Approximate Leasable
                                                             Building Square Feet
                                                         ---------------------------
                                                                          Owned by
                                                                           Tenants
                                 Year                                      (Land
                              Originally        Land        Owned/         Leased       Number        Annualized
                              Developed         Area       Leased by        from          of        Base Rent per     Percent
Location                     or Acquired       (Acres)      Company        Company)     Tenants      Sq. Ft. (1)    Leased (1)
-------------------------------------------------------------------------------------------------------------------------------
  Levittown                       1964           12.8        104,000             --          1           5.98          100%

  10th and Market
    Streets, Philadelphia         1994            1.8        271,000             --          5         $ 9.36           77%

  Upper Moreland                  1974           18.6        122,000             --          1           7.50          100%

  York                            1970           12.0        113,000             --          3           4.64          100%

MARYLAND
  Baltimore (Belair Rd.)          1962           16.0        206,000             --          2           5.95           65%

  Baltimore (Towson)              1968           14.6        146,000          7,000          7           9.64          100%




  Baltimore (Dundalk)             1966           16.1        183,000             --         17           6.78           82%


  Glen Burnie                     1958           21.2        117,000          3,000          5           5.99          100%

  Hagerstown                      1966           13.9        133,000         15,000          6           3.29          100%



CONNECTICUT
  Newington                       1965           19.2        134,000         45,000          4           6.86          100%


  Waterbury                       1969           19.2        140,000          3,000         10           6.33          100%


MASSACHUSETTS
  Chicopee                        1969           15.4        112,000          3,000          2           4.71           84%

  Milford (3)                     1976           14.7         83,000             --          1           5.26          100%

  Springfield                     1966           17.4          8,000        117,000          2          12.25          100%

TEXAS
  Lewisville                      1990           13.3         35,000          7,000         14          14.52           84%

  Mesquite                        1990            5.5         71,000             --         13          15.25           98%

  Dallas                          1990            9.9        100,000             --          9          10.13           83%

                                                        Lease
                                 Principal Tenants   Expiration/
                                  (30,000 square       Option        Encumbrances
Location                           feet or more)     Expiration       (thousands)
------------------------------------------------------------------------------------
  Levittown                      (2)                  2006/2026           2,283 (7)
  10th and Market

    Streets, Philadelphia        Kmart                2010/2035    $         --

  Upper Moreland                 Sam's Wholesale      2010/2015           3,517 (7)

  York                           Builders Square      2009/2018           1,463 (7)

MARYLAND
  Baltimore (Belair Rd.)         Food Depot             2003                 --

  Baltimore (Towson)             Staples                2004              5,779 (7)
                                 Cost Saver           2000/2020
                                 Supermarket
                                 Drug Emporium          2004

  Baltimore (Dundalk)            A & P                2002/2017           4,084 (7)
                                 Ollie's              2003/2008

  Glen Burnie                    Weis Markets         2018/2053           2,299 (7)

  Hagerstown                     Big Lots             2002/2012              --
                                 Pharmhouse           2008/2012
                                 Weis Markets         2004/2009

CONNECTICUT
  Newington                      (2)                  2002/2022           3,042 (7)
                                 The Wiz              2007/2027

  Waterbury                      Toys "R" Us            2010              3,889 (7)
                                 Shaws Supermarkets   2003/2018

MASSACHUSETTS
  Chicopee                       Bradlees (2)         2002/2022           1,999 (7)

  Milford (3)                    Bradlees (2)         2004/2009              --

  Springfield                    Wal*Mart             2018/2092              --

TEXAS
  Lewisville                     Albertson's  (6)       2055                764 (7)

  Mesquite                                                                3,445 (7)

  Dallas                         Albertson's  (6)       2055              1,987 (7)

                                                            Approximate Leasable
                                                             Building Square Feet
                                                         ---------------------------
                                                                          Owned by
                                                                           Tenants
                                 Year                                      (Land
                              Originally        Land        Owned/         Leased       Number        Annualized
                              Developed         Area       Leased by        from          of        Base Rent per     Percent
Location                     or Acquired       (Acres)      Company        Company)     Tenants      Sq. Ft. (1)    Leased (1)
-------------------------------------------------------------------------------------------------------------------------------
PUERTO RICO
(SAN JUAN AREA)

  Montehiedra                     1997           57.1        525,000             --         96        $ 16.02          100%




  Caguas (50% ownership of        1998           35.0        343,000             --        105          25.86           92%
     mall stores and 75%
     ownership of Kmart
     store)
                                             ---------   ------------   ------------   --------

Total Shopping Centers                        1,362.2     10,915,000      1,356,000        785          10.53           93%
                                             =========   ============   ============   ========

Company's Ownership Interest                  1,346.6     10,774,000      1,356,000                                     93%
                                             =========   ============   ============

                                                        Lease
                                 Principal Tenants   Expiration/
                                  (30,000 square       Option        Encumbrances
Location                           feet or more)     Expiration       (thousands)
------------------------------------------------------------------------------------
PUERTO RICO
(SAN JUAN AREA)
  Montehiedra                    Kmart                2022/2072    $     62,180
                                 Builders Square      2022/2072
                                 Marshalls            2010/2025
                                 Caribbean Theatres   2021/2026

  Caguas (50% ownership of       Kmart                  2064
     mall stores and 75%         Sears (6)                              70,941
     ownership of Kmart
     store)
                                                                  -------------

Total Shopping Centers                                               $  516,004
                                                                  =============

Company's Ownership Interest                                         $  480,534
                                                                  =============

(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.

(2) These leases are either fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Royal Ahold NV, or in the case of Totowa, guaranteed as to 70% of rent.

(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.

(4) The tenant has ceased operations at these locations but continues to pay rent.

(5) Annualized rent per square foot is $12.92 in total and $32.24 for the mall tenants only.

(6)  Square footage excludes anchor store which owns its land and building.

(7) These encumbrances are cross collateralized under a mortgage in the amount of $227,000,000 at December 31, 1998.

Cold Storage


         The Company has a 60% interest in the Vornado/Crescent Partnerships that currently own 88 refrigerated warehouses with an aggregate of approximately 450 million cubic feet (excludes 13 additional warehouses containing approximately 80 million cubic feet managed by the Cold Storage Companies doing business as AmeriCold Logistics). The Cold Storage segment is headquartered in Atlanta, Georgia.

         On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the lease, is insufficient to pay such rent.

         AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations which include Con-Agra, Inc., Tyson Foods, H.J. Heinz & Co., McCain Foods, Pillsbury, Sara Lee, Phillip Morris, J.R. Simplot, Farmland Industries and Unilever.

Facilities

The following table shows the location, size and type of facility for each of the Cold Storage properties as of December 31, 1998:


                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

GEORGIA

Xavier Drive, SW                 D           Owned         11.1
Atlanta, GA

Lakewood Avenue, SW              D           Owned         2.9
Atlanta, GA

Laney-Walker Road                P           Owned         1.1
Augusta, GA


Westgate Parkway                 D           Owned         11.4
Atlanta, GA


Westgate Parkway                 D           Owned         3.5
Atlanta, GA



South Airport Drive              P           Owned         4.2
Montezuma, GA





121 Roseway Drive                P           Owned         6.9
Thomasville, GA                                            ---


TOTAL GEORGIA                                              41.1
                                                           ----


NORTH CAROLINA
--------------
West 9th Street                  P           Owned         1.0
Charlotte, NC

Exchange Street                  P           Owned         4.1
Charlotte, NC

Sara Lee Road                    P           Leased        3.4
Tarboro, NC                                                ---

TOTAL NORTH CAROLINA                                       8.5
                                                           ---


                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------
PENNSYLVANIA

RD2, Orchard Lane                D            Owned         5.8
Leesport, PA

Mill Road                        D          Owned 85%       21.6
Fogelsville, PA                            Leased 15%

Dry                              M           Managed        16.1
2600 Brodhead Road
Bethlehem, PA

Refrigerated                     M           Managed        7.3
                                                            ---
4000 Miller Circle North
Bethlehem, PA




TOTAL PENNSYLVANIA                                          50.8
                                                            ----

TEXAS
-----

10300 South East Third                        Owned         3.2
Street Amarillo, TX

200 Railhead Drive               D            Owned         3.4
Ft. Worth, TX

Dry                              M           Managed        13.0
1006 Railhead Drive
Ft. Worth, TX

Refrigerated                     M           Managed        7.6
1005 Railhead Drive                                         ---
Ft. Worth, TX



TOTAL TEXAS                                                 27.2
                                                            ----

WASHINGTON
South Walnut
Burlington, WA                  P/D           Owned         4.7

Wheeler Road                    P/D           Owned         7.3
Moses Lake, WA

14th Avenue South                P            Owned         3.1
Walla Walla, WA

                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

SOUTH CAROLINA
--------------


Shop Road                        P           Owned         1.6
Columbia, SC



ALABAMA

West 25th Avenue                 P           Owned         2.0
Birmingham, AL

Newcomb Avenue                   P          Leased         1.2
Montgomery, AL

East Air Depot Road              P          Leased         4.0
Gadsden, AL

Railroad Avenue                  P           Owned         2.2
Albertville, AL

4th Street, West                 M          Managed        0.1
Birmingham, AL                                             ---

TOTAL ALABAMA                                              9.5
                                                           ---

KANSAS

North Mead                       P           Owned         2.8
Wichita, KS

2007 West Mary Street            P           Owned         2.2
Garden City, KS

Inland Drive                    P/D          Owned       35.2(1)
Kansas City, KS                                          ----

TOTAL KANSAS                                              40.2
                                                          ----


MISSOURI

West Highway 20                  P           Owned         4.8
Marshall, MO


No. 1 Civil War Road             D           Owned        33.1
Carthage, MO                                              ----

TOTAL MISSOURI                                            37.9
                                                          ----


                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

Industrial Way                  P           Leased         6.7
Pasco, WA

West Juniper Street             P            Owned         5.7
Connell, WA

Dodd Road                      P/D           Owned         1.2
Wallula, WA                                                ---

TOTAL WASHINGTON                                           28.7
                                                           ----

VIRGINIA
--------


East Princess Anne Road         P            Owned         1.9
Norfolk, VA


MASSACHUSETTS


East Main Street               P/D           Owned         1.9
Gloucester, MA

Railroad Avenue                P/D           Owned         0.3
Gloucester, MA

Rogers Street                  P/D           Owned         2.8
Gloucester, MA

Rowe Square                    P/D           Owned         2.4
Gloucester, MA

Wildett Circle                 P/D           Owned         3.1
Boston, MA

Pleasant Street                P/D           Owned         4.7
Watertown, MA                                              ---

TOTAL MASSACHUSETTS                                        15.2
                                                           ----


UTAH
----

South Street                   P/D           Owned         8.6
Clearfield, UT

----------------------
(1)AmeriCold Logistics plans to cease warehousing operations at this facility in October 1999 which will have no effect on the rent being paid to the Vornado/Crescent Partnership because the cecession of operations was contemplated at the time of the March 12, 1999 sale.

+

                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

  IOWA

  Maple Drive                    D           Owned         3.7
  Fort Dodge, IA

  State Street                  P/D          Owned         8.8
  Bettendorf, IA                                           ---

  TOTAL IOWA                                               12.5
                                                           ----


  TENNESSEE


  East Parkway South             P           Owned         5.6
  Memphis, TN

  Spottswood Avenue              P           Owned         0.5
  Memphis, TN

  Stephenson Drive              P/D          Owned         4.5
  Murfreesboro, TN


  Biffle Road                    P          Managed        2.4
  Newbern, TN                                              ---


  TOTAL TENNESSEE                                          13.0
                                                           ----




  OREGON

  Westland Avenue                P           Owned         4.0
  Hermiston, OR

  S.E. McLoughlin Blvd.          D           Owned         4.7
  Milwaukie, OR

  Brooklake Road                 P           Owned         4.8
  Brooks, OR

  Portland Road N.E.            P/D          Owned         12.5
  Salem, OR

  Silverton Road                P/D          Owned         6.3
  Woodburn, OR

                                             Leased        8.1
                                                           ---
  N.E. First Street              P
  Ontario, OR

  TOTAL OREGON                                             40.4
                                                           ----


                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------
RKANSAS

Midland Boulevard               P            Owned         1.4
Fort Smith, AR

Genoa Road                      P            Owned         4.7
Texarkana, AR

South Airport Road              D            Owned         5.3
West Memphis, AR

300 El Mira                     P            Owned         5.6
Russellville, AR

203 Industrial Boulevard        P            Owned         9.5
Russellville, AR

1200 N. Old Missouri            P            Owned         6.6
Road Springdale, AR                                        ---

TOTAL ARKANAS                                              33.1
                                                           ----


FLORIDA


South Lois Avenue               D            Owned         0.4
Tampa, FL

U.S. Highway 17
Bartow, FL                     P/D           Owned         1.4

South Alexander Street         P/D           Owned         0.8
Plant City, FL

50th Street                    P/D         Owned 80%       3.9
Tampa, FL                                 Leased 20%


Port of Tampa                   D            Owned         1.0
Tampa, FL                                                  ---

TOTAL FLORIDA                                              7.5
                                                           ---

                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

OKLAHOMA

South Hudson                      P            Owned         0.7
Oklahoma City, OK

Exchange Street                   P            Owned         1.4
Oklahoma City, OK                                            ---

TOTAL OKLAHOMA                                               2.1
                                                             ---


MISSISSIPPI

751 West Churchill Road           P            Owned         4.7
West Point, MS

MAINE

Read Street                      P/D           Owned         1.8
Portland, ME

IDAHO

U.S. Highway 30                  P/D           Owned         10.7
Burley, ID

4th Street North                  P            Owned         8.0
Nampa, ID                                                    ---

TOTAL IDAHO                                                  18.7
                                                             ----

ILLINOIS

Americold Drive                   D            Owned         6.0
Rochelle, IL

18531 U.S. Route 20 West          P            Owned         5.6
East Dubuque, IL                                             ---

TOTAL ILLINOIS                                               11.6
                                                             ----


NEW YORK

Farrell Road                      D            Owned         11.8
Syracuse, NY


INDIANA

Arlington Avenue                  D            Owned         9.1
Indianapolis, IN




                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------
CALIFORNIA

Malaga Place                    D          Owned 24%        8.1
Ontario, CA                                Leased 76%

Santa Ana                       D            Leased         1.9
Ontario, CA

West Magnolia Boulevard        P/D           Owned          0.8
Burbank, CA

Jesse Street                   P/D           Owned          2.7
Los Angeles, CA

5th Street                     P/D           Owned          2.5
Turlock, CA

South Kilroy Road              P/D           Owned          3.0
Turlock, CA

Coil Avenue                     D           Managed         4.5
Wilmington, CA


751 North Vintage Street        M           Managed         0.5
Ontario, CA

South Raymond Avenue           P/D           Leased         2.8
Fullerton, CA

Salinas Road                   P/D           Leased         1.4
Pajaro, CA

West Riverside Drive           P/D           Owned          5.4
Watsonville, CA

Wanamaker Avenue                M           Managed         3.2
Ontario, CA

Airport Drive                   M           Managed         13.5
Ontario, CA                                                 ----

TOTAL CALIFORNIA                                            50.3
                                                            ----

WISCONSIN
---------


Route 2                         P            Owned          4.6
Tomah, WI

110th Street                   P/D           Owned          9.4
Plover, WI                                                  ---


TOTAL WISCONSIN                                             14.0
                                                            ----

                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------


NEBRASKA

950 South Schneider Street         P          Owned        2.2

Fremont, NE

East Roberts Street               P/D         Leased       2.2
                                                           ---
Grand Island, NE


TOTAL NEBRASKA                                             4.4
                                                           ---


SOUTH DAKOTA
------------

2300 East Rice Street              P          Owned        2.9
Sioux Falls, SD

Distribution Development           M         Managed       3.4
                                                           ---
802 East Rice Street
Sioux Falls, SD

TOTAL SOUTH DAKOTA                                         6.3
                                                           ---


ARIZONA

455 South 75th Avenue              D          Owned        2.9
Phoenix, AZ


                                                          Total
                              Type                        Cubic
                          Production(P)/                 Footage
                         Distribution(D)/    Owned/        (in
      Property              Managed(M)       Leased     millions)
---------------------- ------------------ ----------- ------------

COLORADO

East 50th Street                  P/D         Owned 52%        2.8
Denver, CO
                                              Leased 48%

North Washington Street           P/D           Leased         0.6
                                                               ---
Denver, CO

TOTAL COLORADO                                                 3.4
                                                               ---

KENTUCKY

1541 U.S. Highway 41 North         P            Owned          2.7

Sebree, KY


MINNESOTA


U.S. Highway 71 South              M           Managed         5.9
Park Rapids, MN

NEW JERSEY

N. Mill road                       P           Managed         2.7
Vineland, NJ







The above table is summarized as follows:

                                               Total
                                               Cubic       Percent
                                               Feet           of      Number of
 Type of Property                          (in millions)    Total     Facilities
 ----------------                          -------------   -------    ----------

 Owned facilities.......................        406.7         90%         78
 Leased facilities......................         43.2         10%         10
                                                -----        ---          --
                                                449.9        100%         88
                                                             ===
 Managed facilities.....................         80.2                     13
                                                -----                    ---
                                                530.1                    101
                                                =====                    ===

Merchandise Mart Properties


         The Merchandise Mart Properties are a portfolio of seven properties containing an aggregate of approximately 6.7 million square feet. The properties are used for offices (34%), showrooms (63%) and retail stores (3%). The Company acquired these assets in separate transactions in 1998. In April 1998, the Company purchased four buildings containing approximately 5.4 million square feet from the Kennedy Family, including the 3.4 million square foot Merchandise Mart building in Chicago, the adjacent 350 North Orleans Street building, the Washington Office Center and the adjacent Washington Design Center. In December 1998, the Company purchased the 1.3 million square foot Market Square Complex and in a separate transaction purchased the National Furniture Mart in High Point, North Carolina.


Office Space


         The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenant's industry:


                 Industry                      Percentage
                 --------                      ----------

                 Government                        40.4%
                 Service                           20.3%
                 Telecommunications                16.2%
                 Insurance                         12.9%
                 Pharmaceutical                     4.9%
                 Other                              5.3%



         The average lease term of a tenant's lease is 10 years. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 1998:

(in thousands, except percentages)


                                                                  Percentage of
                                                                Merchandise Mart
                                    Square Feet          1998       Properties
 Tenant                               Leased           Revenues      Revenues
 -----------------------------------------------------------------------------

 General Services Administration       303              5,725          7%
 Bankers Life and Casualty             303              3,695          4%
 Ameritech                             234              3,527          4%
 Chicago Transit Authority             244              3,179          4%
 CCC Information Services              144              2,541          3%

         As of March 1, 1999, the occupancy rate of the Merchandise Mart Properties' office space was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                      Rentable                           Average Escalated
                                                                Rent
      Year End       Square Feet      Occupancy Rate      Per Square Foot
      --------       -----------      --------------      ---------------

        1998           2,274,000            95%           $    19.68
        1997           2,160,000            91%                19.50
        1996           2,026,000            88%                19.42
        1995           2,028,000            85%                19.34
        1994           2,043,000            83%                18.21

         The following table sets forth as of December 31, 1998 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                 Annual Escalated
                                                                      Percentage of           Rent of Expiring Leases
                                 Number of       Square Feet of       Total Leased       ------------------------------------
Year                          Expiring Leases    Expiring Leases       Square Feet            Total         Per Square Foot
-----------------------------------------------------------------------------------------------------------------------------
1999......................            18               52,000              2.4%          $  1,034,000           $ 19.88
2000......................            14              335,000             15.2%             8,884,000             26.52
2001......................             9               41,000              1.9%               937,000             22.85
2002......................             9               37,000              1.7%             1,118,000             30.22
2003......................             5               70,000              3.2%             1,594,000             22.77
2004......................             1               29,000              1.3%               693,000             23.89
2005......................             1               42,000              1.9%             1,060,000             25.23
2006......................             4               32,000              1.5%             1,202,000             37.56
2007......................             9              439,000             19.9%             7,802,000             17.77
2008......................            10              441,000             20.0%             7,898,000             17.91

Showroom Space

         The Merchandise Mart Properties' showroom space aggregates 4,177,000 square feet of which 2,611,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,223,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina and 343,000 square feet is located in the Design Center in Washington, D.C. The showroom space consists of 2,850,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 966,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 361,000 square feet of temporary market suite space (used for trade shows).

         The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift-ware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, the NeoCon Show, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

         As of March 1, 1999 the occupancy rate of the Merchandise Mart Properties' showroom space was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                    Average Annual
                Rentable Square                     Escalated Rent
Year End             Feet         Occupancy Rate   Per Square Foot
------------ ------------------- ---------------- ----------------
 1998              4,177,000            95%           $     21.50
 1997              2,817,000            93%                 20.94
 1996              2,825,000            88%                 20.65
 1995              2,953,000            75%                 22.07
 1994              2,906,000            73%                 22.35

         The following table sets forth as of December 31, 1998 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                     Annual Escalated
                                                                          Percentage of          Rent of Expiring Leases
                                    Number of        Square Feet of       Total Leased       ----------------------------------
    Year                         Expiring Leases    Expiring Leases       Square Feet            Total         Per Square Foot
    ----                         ---------------    ---------------       -----------        ------------    ------------------

    1999......................          260                526,000             12.9%         $   8,200,000        $  15.59
    2000......................          277                651,000             16.0%            12,533,000           19.25
    2001......................          230                620,000             15.3%             9,371,000           15.11
    2002......................          129                377,000              9.3%             7,028,000           18.64
    2003......................          128                473,000             11.6%             9,814,000           20.75
    2004......................           35                244,000              6.0%             4,104,000           16.82
    2005......................           21                146,000              3.6%             3,348,000           22.93
    2006......................           27                134,000              3.3%             3,458,000           25.81
    2007......................           25                163,000              4.0%             3,433,000           21.12
    2008......................           29                157,000              3.9%             3,184,000           20.28


Retail Stores

         The Merchandise Mart Properties' portfolio also contains approximately 200,000 square feet of retail stores which were 66% occupied at March 1, 1999.

Merchandise Mart in Chicago

         The Merchandise Mart in Chicago is a 25-story industry building. Built in 1930, the Merchandise Mart is one of the largest buildings in the nation, containing over 4,000,000 gross square feet of which approximately 3,440,000 square feet is rentable.

         As of March 1, 1999, the occupancy rate of the Merchandise Mart in Chicago was 96%. The following table sets forth the occupancy rate and the average escalated rent per square foot at the end of each of the past five years.

                                                    Average Annual
                Rentable Square                     Escalated Rent
Year End             Feet         Occupancy Rate   Per Square Foot
------------ ------------------- ---------------- ----------------

   1998            3,440,000          96%            $  21.50
   1997            3,411,000          96%               20.94
   1996            3,404,000          94%               20.65
   1995            3,404,000          82%               22.07
   1994            3,401,000          78%               22.35


         The following table sets forth as of December 31, 1998 lease expirations at the Merchandise Mart in Chicago for each of the next 10 years assuming that none of the tenants exercise renewal options.

                                                                                                  Annual Escalated
                                                                       Percentage of          Rent of Expiring Leases
                                 Number of        Square Feet of       Total Leased       ----------------------------------
    Year                      Expiring Leases    Expiring Leases       Square Feet            Total         Per Square Foot
    ----                      ---------------    ---------------       -----------        ------------    ------------------

1999......................            136             242,000              7.3%          $  4,997,000           $ 20.65
2000......................            136             385,000             11.6%             9,591,000             24.91
2001......................            100             196,000              5.9%             4,928,000             25.14
2002......................             70             197,000              6.0%             4,780,000             24.26
2003......................             84             311,000              9.4%             6,885,000             22.14
2004......................             33             173,000              5.2%             4,134,000             23.90
2005......................             20             182,000              5.5%             4,249,000             23.35
2006......................             29             139,000              4.2%             3,527,000             25.37
2007......................             29             459,000             13.9%             8,693,000             18.94
2008......................             19             503,000             15.2%             9,545,000             18.98

         The aggregate undepreciated tax basis of depreciable real property at the Merchandise Mart in Chicago for Federal income tax purposes was approximately $165,000,000 as of December 31, 1998, and depreciation for such property is computed for Federal income tax purposes on the straight-line method over thirty-nine years.

         For the 1997 tax year, the tax rate in Chicago for commercial real estate is $8.84 for $100 assessed value which results in real estate taxes of $9,156,000 for the Merchandise Mart.

Merchandise Mart Properties:


         The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 1998.


                                      Year
                                   Originally                 Approximate                Annualized    Annualized
                                   Developed      Land         Leasable        Number    Base Rent   Escalated Rent
                                      or          Area      Building Square      of         per       per Sq. Ft.     Percent
             Location               Acquired    (Acres)          Feet         Tenants   Sq. Ft. (1)       (2)       Leased (1)
-------------------------------------------------------------------------------------------------------------------------------

ILLINOIS
    Merchandise Mart, Chicago         1930           6.7       3,440,000          743     $   20.70       $  21.59       97%











    350 North Orleans, Chicago        1977           4.3       1,117,000          328         17.83          18.04       87%







WASHINGTON, D.C.
    Washington Office Center          1990           1.2         388,000           25         27.30          28.64       97%


    Washington Design Center          1919           1.2         387,000           76         23.05          23.31       96%

    Other                                            1.3          93,000            8          8.38          10.43       87%


HIGH POINT, NORTH CAROLINA
    Market Square Complex          1902 -           13.1       1,069,000          164          8.66          10.34       99%
                                      1989


    National Furniture Mart           1964           0.7         243,000           31         11.99          11.99      100%


                                                 -------      ----------       ------
Total Merchandise Mart Properties                   28.5       6,737,000        1,375         18.58          19.45       95%
                                                 =======      ==========       ======


                                                                  Lease
                                        Principal Tenants      Expiration/
                                     (50,000 square feet or      Option    Encumbrances
             Location                         more)            Expiration   (thousands)
-----------------------------------------------------------------------------------------


ILLINOIS
    Merchandise Mart, Chicago      Baker, Knapp & Tubbs         2007/2013     $ 250,000
                                   Bankers Life & Casualty      2008/2018
                                   CCC Information Services     2008/2018
                                   Chicago Teachers Union         2005
                                   Chicago Transit Authority    2007/2027
                                   Holly Hunt                     2003
                                   Monsanto                       2007
                                   Office of the Special          2005
                                   Deputy
                                   Steelcase                      2007


    350 North Orleans, Chicago     21st Century Cable           2012/2022            --
                                   Ameritech                    2011/2021
                                   Art Institute of Illinois    2009/2019
                                   Bank of America              2008/2018
                                   Chicago Transit Authority    2007/2017
                                   Sports Channel               2007/2017


WASHINGTON, D.C.
    Washington Office Center       General Services             2000/2010        50,878
                                   Administration

    Washington Design Center                                                     24,225

    Other                                                                            --


HIGH POINT, NORTH CAROLINA
    Market Square Complex          Century Furniture Company      2004           45,302
                                   La-Z-Boy                       2004

    National Furniture Mart                                                      13,831
                                                                              ---------


Total Merchandise Mart Properties                                             $ 384,236
                                                                              =========

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1998, which are included in percent leased.
(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

Alexander's Properties


         The following table shows as of December 31, 1998 the location, approximate size and leasing status of each of the properties owned by Alexander's in which the Company has a 29.3% interest.


                                           Approximate       Approximate
                                             Area in      Leasable Square       Average                  Significant       Lease
                                             Square           Footage/        Annualized               Tenants (30,000   Expiration/
                                            Feet/ or           Number          Base Rent     Percent    square feet or      Option
Location                                     Acreage         of Floors       Per Sq. Foot    Leased         more)         Expiration
--------                                     -------         ---------       ------------    ------         -----         ----------
Operating Properties
 New York:
Kings Plaza Regional Shopping Center

Brooklyn.............................     24.3 acres           289,000           $10.00         100%   Sears              2023/2033
                                                               477,000            40.63          90%   110 mall tenants    Various
                                                             ---------
                                                               766,000/4(1)(2)    29.07          94%

Rego Park--Queens....................     4.8 acres            351,000/3(1)       28.76         100%   Bed Bath &            2013
                                                                                                         Beyond
                                                                                                       Circuit City          2021
                                                                                                       Marshalls          2008/2021
                                                                                                       Old Navy           2007/2021
                                                                                                       Sears                 2021
Fordham Road--Bronx..................     92,211 SF            303,000/5             --          --
Flushing--Queens (3).................     44,975 SF            177,000/4(1)       16.74         100%   Caldor(4)             2027
Third Avenue--Bronx..................     60,451 SF            173,000/4           5.00         100%   An affiliate          2023
                                                             ---------                                 of Conway
                                                             1,770,000
                                                             =========


Redevelopment Properties
 New York:

Lexington Avenue- Manhattan...........    84,420 SF                 (5)


Rego Park II--Queens..................    6.6 acres                 --
 New Jersey:

  Paramus, New Jersey................     30.3 acres                (6)

(1)  Excludes parking garages.
(2)  Excludes 330,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc..
(3)  Leased by the Company through January 2027.
(4)  Caldor announced that it is closing all of its stores and rejected this lease effective March 29, 1999.
(5)  Alexander's is razing the existing buildings and is evaluating redevelopment plans for this site which may involve developing a large multi-use building.
(6)  Alexander's has approvals to develop a shopping center at this site containing 550,000 square feet.

         Alexander's estimates that its capital expenditures for redevelopment projects at the above properties will include: (i) approximately $100,000,000 for the redevelopment of its Paramus property, (ii) approximately $30,000,000 to renovate the mall and $15,000,000 to renovate the Macy's store at its Kings Plaza Regional Shopping Center and (iii) more than $300,000,000 to develop its Lexington Avenue site. While Alexander's anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.


Hotel Pennsylvania


         The Company owns an 80% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property is owned through a joint venture with Planet Hollywood International, Inc. The venture intends to refurbish the hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company is required to escrow $37,000,000 prior to September 30, 1999. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and 400,000 square feet of retail and office space. The Company manages the property's retail and office space, and manages the hotel with Hotel Properties Limited.

         The following table presents rental information for the hotel:


                                                        Year Ended December 31,
                                                      --------------------------
                                                       1998                1997
                                                      ----------       ---------
      Average occupancy rate..................           79%                 78%
      Average daily rate......................        $  99               $  93


         As of December 31, 1998, the property's retail and office space was 86% and 55% occupied. 26 tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 1998 were $41 and $16.


Newkirk Joint Ventures


         In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued letters of credit of $15,600,000 in connection with these joint ventures.

         In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

Dry Warehouse/Industrial Properties

         The Company's dry warehouse/industrial properties consist of eight buildings containing approximately 2.0 million square feet. At December 31, 1998, the occupancy rate of the properties was 82%. The average term of a tenant's lease is three to five years. Average annual rent per square foot at December 31, 1998 was $3.19.


Insurance

         The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.

Item 3.  Legal Proceedings

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of Vornado or the Operating Partnership during the fourth quarter of the year ended December 31, 1998.

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

                                                       Principal Occupation, Position and Office (current and
Name                           Age                  during past five years with Vornado unless otherwise stated)
----                           ---     ---------------------------------------------------------------------------------------

Steven Roth................    57      Chairman  of the  Board,  Chief  Executive  Officer  and  Chairman  of  the  Executive
                                       Committee of the Board;  the Managing  General  Partner of Interstate  Properties,  an
                                       owner of  shopping  centers  and an investor in  securities  and  partnerships;  Chief
                                       Executive Officer of Alexander's, Inc. since March 2, 1995 and a Director since 1989.

Michael D. Fascitelli......    42      President and a Trustee since December 2,  1996;  Director of Alexander's,  Inc. since
                                       December 2,  1996;  Partner  at  Goldman,  Sachs & Co.  in charge  of its real  estate practice from December 1992 to December 1996;  and Vice President at Goldman,  Sachs &
                                       Co., prior to December 1992.

Joseph Macnow..............    53      Executive  Vice   President--Finance  and  Administration  since  January  1998;  Vice
                                       President-Chief  Financial  Officer from 1985 to January 1998;  Vice  President--Chief
                                       Financial Officer of Alexander's, Inc. since August 1995

Irwin Goldberg.............    54      Vice  President--Chief  Financial  Officer since  January 1998;  Partner at Deloitte &
                                       Touche LLP from September 1978 to January 1998.

David R. Greenbaum.........    47      Chief  Executive  Officer of the Mendik  Division  since  April 15,  1997 (date of the
                                       Company's  acquisition);  President of Mendik  Realty (the  predecessor  to the Mendik
                                       Division) from 1990 until April 15, 1997.

Joseph Hakim...............    50      Chief Executive  Officer of the Merchandise Mart Division since April 1, 1998 (date of the Company's acquisition);  President and Chief Executive Officer of Merchandise Mart
                                       Properties,  Inc.,  the main  operating  subsidiary of Joseph P. Kennedy  Enterprises,
                                       Inc. (the predecessor to the Merchandise Mart Division) from 1992 to April 1, 1998


Daniel F. McNamara(1)......    52      Chief  Executive  Officer of the Cold Storage  Division  (AmeriCold  Logistics)  since
                                       October  1997 (the date of the  Company's  acquisition),  Chief  Executive  Officer of
                                       URS Logistics,  Inc. (one of the predecessors to the Cold Storage Division) from March
                                       1996 to October 1997 and  Executive  Vice  President  and Chief  Operating  Officer of
                                       Value Rent-A-Car a wholly owned subsidiary of Mitsubishi Motors prior to March 1996.

Richard T. Rowan...........    52      Vice President-Retail Real Estate Division since January 1982.


(1) As of March 17, 1999, Mr. McNamara is an employee of the partnership which purchased the non-real estate assets of AmeriCold Logistics.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established public trading market for the units for the Operating Partnership. At December 31, 1998, there were 195 unitholders of record.

Item 6.  Selected Consolidated Financial Data

                                                                                      Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                    1998          1997          1996          1995          1994
                                                                    ----          ----          ----          ----          ----
(in thousands, except unit and per unit amounts)

Operating Data
   Revenues:
     Property rentals.....................................       $ 425,496     $ 168,321      $ 87,424      $ 80,429      $ 70,755
     Expense reimbursements...............................          74,737        36,652        26,644        24,091        21,784
     Other income.........................................           9,627         4,158         2,819         4,198         1,459
                                                                 ---------     ---------      --------      --------      --------
Total Revenues............................................         509,860       209,131       116,887       108,718        93,998
                                                                 ---------     ---------      --------    ----------      --------
Expenses:
     Operating............................................         207,171        74,745        36,412        32,282        30,223
     Depreciation and amortization........................          59,227        22,983        11,589        10,790         9,963
     General and administrative...........................          28,610        13,580         5,167         6,687         6,495
     Amortization of officer's deferred
       compensation expense...............................              --        22,917         2,083            --            --
                                                                 ---------     ---------      --------      --------      --------

Total Expenses............................................         295,008       134,225        55,251        49,759        46,681
                                                                   -------     ---------      --------      --------      --------
Operating Income..........................................         214,852        74,906        61,636        58,959        47,317
Income applicable to Alexander's..........................           3,123         7,873         7,956         3,954            --
Income from partially-owned entities......................          32,025         4,658         1,855           788            --
Interest and other investment income......................          24,074        23,767         6,643         5,733         8,132
Interest and debt expense.................................        (114,686)      (42,888)     (16,726)       (16,426)      (14,209)
Net gain from insurance settlement
   and condemnation proceedings...........................           9,649            --            --            --            --
Minority interest.........................................            (651)           --            --            --            --
                                                                 ---------     ---------      --------      --------      --------
Net Income................................................         168,386        68,316        61,364        53,008        41,240
Preferred unit distributions..............................         (21,690)      (15,549)           --            --            --
Preferential allocations..................................         (15,532)       (7,293)           --            --            --
                                                                 ---------     ---------      --------      --------      --------
Net income applicable to Class A units....................       $ 131,164     $  45,474      $ 61,364      $ 53,008      $ 41,240
                                                                  ========     =========    ==========      ========      ========
   Net income per Class A unit--basic(1)..................       $    1.62     $     .83      $   1.26      $   1.13      $    .95
   Net income per Class A unit--diluted(1)................       $    1.59     $     .79      $   1.25      $   1.12      $    .94
   Cash distributions declared for Class A units..........       $    1.64     $    1.36      $   1.22      $   1.12      $   1.00

                                                                                      Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                    1998          1997          1996          1995          1994
                                                                    ----          ----          ----          ----          ----
(in thousands, except unit and per unit amounts)

Balance Sheet Data
   Total assets...........................................     $ 4,425,779    $ 2,524,089   $  565,204     $  491,496    $  393,538
   Real estate, at cost...................................       3,315,891      1,564,093      397,298        382,476       365,832
   Accumulated depreciation...............................         226,816        173,434      151,049        139,495       128,705
   Debt...................................................       2,051,000        956,654      232,387        233,353       234,160
   Total partners' capital................................       1,782,678      1,313,762      276,257        194,274       116,688

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         (All of the amounts presented are in thousands, except share amounts and percentages)


     Overview

         The Company's net income was $168,386 in the year ended December 31, 1998, as compared to $68,316 in the prior year, an increase of $100,721. EBITDA, as defined,(1) was $427,088 in the year ended December 31, 1998, as compared to $150,426 in the prior year, an increase of $276,662. The Company's net income was $61,364 and its EBITDA was $87,048 in the year ended December 31, 1996 when it operated in only one segment.

         Below is a summary of net income and EBITDA by segment for the years ended December 31, 1998 and 1997:

                                                                                December 31, 1998
                                                     -------------------------------------------------------------------------------
                                                                                             Cold       Merchandise
                                                       Total      Office       Retail      Storage         Mart        Other(2)
                                                     ---------    ------       ------      -------     -----------     --------
   Total revenues................................    $509,860    247,499      $167,155         --          86,521      $ 8,685
   Total expenses................................     295,008    151,573        70,334         --          50,761       22,340
                                                      -------    -------       -------      ------         ------       ------
   Operating income..............................     214,852     95,926         96,821         --         35,760      (13,655)
   Income applicable to Alexander's .............       3,123         --             --         --             --        3,123
   Income from partially-owned entities..........      32,025     10,854            258     15,191         (1,969)       7,691
   Interest and other investment income..........      24,074      4,467          2,159         --            639       16,809
   Interest and debt expense.....................    (114,686)   (25,175)       (32,249)        --        (18,711)     (38,551)
   Net gain from insurance settlement
       and condemnation proceeding...............       9,649         --             --         --             --        9,649
   Minority interest.............................        (651)      (651)            --         --             --           --
                                                     --------    -------        -------     ------         ------      -------
   Net income....................................     168,386     85,421         66,989     15,191         15,719      (14,934)
   Minority interest.............................         651        651             --         --             --           --
   Interest and debt expense (5).................     164,478     40,245         32,709     26,541         18,711       46,272
   Depreciation and amortization (5).............     104,299     39,246         15,520     33,117          9,899        6,517
   Net gain from insurance Settlement
       and condemnation proceeding...............      (9,649)        --             --         --             --       (9,649)
   Straight-lining of rents (5)..................     (16,132)    (6,845)        (3,203)        --         (4,882)      (1,202)
   Other.........................................      15,055        (79)            --      8,872(3)          --        6,262(4)
                                                     --------    -------        -------     ------       --------     --------
   EBITDA........................................    $427,088    158,639       $112,015     83,721       $ 39,447      $33,266
                                                     ========    =======       ========     ======       ========     ========


                                                                                December 31, 1997
                                                     -------------------------------------------------------------------------------
                                                                                             Cold       Merchandise
                                                       Total      Office       Retail      Storage         Mart        Other(2)
                                                     ---------    ------       ------      -------     -----------     --------
   Total revenues................................    $209,131   $ 80,846       $120,299         --             --      $ 7,986
   Total expenses................................     134,225     50,186         46,204         --             --       37,835
                                                     --------   --------       --------    -------        -------      -------
   Operating income..............................      74,906     30,660         74,095         --             --      (29,849)
   Income applicable to Alexander's .............       7,873                        --         --             --        7,873
   Income from partially-owned entities..........       4,658      1,015             --     $1,720             --        1,923
   Interest and other investment income..........      23,767      6,834          2,296         --             --       14,637
   Interest and debt expense.....................     (42,888)    (9,009)       (19,893)        --             --      (13,986)
   Net gain from insurance settlement
       and condemnation proceeding...............          --         --             --         --             --           --
                                                     --------   --------       --------    -------        -------      -------
   Net income....................................      68,316     29,500         56,498      1,720             --      (19,402)
   Interest and debt expense (5).................      54,395     13,707         19,893      5,839             --       14,956
   Depreciation and amortization (5).............      31,972     12,813         11,706      4,182             --        3,271
   Net gain from insurance Settlement
       and condemnation proceeding...............          --         --             --         --             --           --
   Straight-lining of rents (5)..................      (3,932)      (645)        (2,558)        --             --         (729)
   Other.........................................        (325)     1,303            970         17             --       (2,615)
                                                      --------   --------      --------    -------        -------      -------
  EBITDA........................................     $ 150,426   $56,678       $ 86,509    $11,758             --      $(4,519)
                                                     =========   ========      ========    =======        =======      =======


          Footnotes 1-5 are explained on the following page.

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
    (3) Includes adding back of (i) $4,287 of income taxes and related items, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITS and (ii) non-recurring unification costs of $4,585.
    (4) Primarily represents the Company's equity in Alexander's loss from the write-off of the carrying value of Alexander's Lexington Avenue buildings.
    (5) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

Results of Operations

  Years Ended December 31, 1998 and December 31, 1997


         Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned

                                                                                        Cold        Merchandise
                                          Total          Office         Retail         Storage          Mart           Other
                                         -------        --------       --------       ---------     -----------        -----
  Year ended December 31, 1997           $150,426      $ 56,678         $ 86,509      $ 11,758       $       --      $ (4,519)(1)
  1998 Operations:
       Same store operations(2)            32,502         4,279            4,382           411               --        23,430(1)
       Acquisitions                       244,160        97,682           21,124        71,552           39,447        14,355
                                         --------      --------         --------      --------           ------      --------
  Year ended December 31, 1998           $427,088      $158,639         $112,015      $ 83,721       $   39,447      $ 33,266
                                         ========      ========         ========      =======            ======      ========
       % increase in same
         store operations                     5.5%          7.5%             5.1%         3.5%             *             2.8%(1)


                *   not applicable


   (1) EBITDA for "Other" and in "Total" for the year ended December 31, 1997 reflects the amortization of a deferred payment due to an officer of $22,917; the percentage increases in same store operations have been adjusted to exclude the increase in EBITDA in 1998 resulting therefrom.
   (2) Represents operations which were owned for the same period in each year.


      Revenues

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $509,860 in the year ended December 31, 1998, compared to $209,131 in the prior year, an increase of $300,729. These increases by segment resulted from:

                                         Date of                                                          Merchandise
                                       Acquisition          Total          Office           Retail           Mart          Other
                                       -----------          -----          ------           ------           ----          -----
                                                                                          >C>
Property Rentals:
Acquisitions:
     Mendik RELP                    December 1998       $     4,126     $     4,126
     20 Broad Street                August 1998               4,399           4,399
     689 Fifth Avenue               August 1998               1,333           1,333
     770 Broadway                   July 1998                 5,713           5,713
     40 Fulton Street               June 1998                 3,561           3,561
     Merchandise Mart
       Properties                   April 1998               82,509                                     $   82,509
     150 E. 58th Street             March 1998               13,021          13,021
     One Penn Plaza                 February 1998            53,991          53,991
     Westport                       January 1998              2,355           2,355
     Green Acres Mall               December 1997            22,449                        $22,449
     640 Fifth Avenue               December 1997             5,312           5,312
     90 Park Avenue                 May 1997                  9,251           9,251
     Mendik                         April 1997               25,313          25,313
     Montehiedra Shopping Center    April 1997                2,935                          2,935
                                                        -----------     -----------     ----------      ----------
                                                            236,268         128,375         25,384          82,509
                                                        -----------     -----------     ----------      ----------
Leasing activity, including $1,740
of step-ups in Retail                                        20,907          16,508          4,106                         $    293
                                                        -----------     -----------     ----------      ----------         --------
Total increase in property rentals                          257,175         144,883         29,490          82,509              293
                                                        -----------     -----------     ----------      ----------         --------

Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to
     acquisitions                                            34,526          16,112         15,759           2,655
Other                                                         3,559           2,292          1,373                             (106)
                                                        -----------     -----------     ----------      ----------         --------
Total increase in tenant expense
     reimbursements                                          38,085          18,404         17,132           2,655             (106)
                                                        -----------     -----------     ----------      ----------         --------
Other income                                                  5,469           3,366            234           1,357              512
                                                        -----------     -----------     ----------      ----------         --------
Total increase in revenues                              $   300,729     $   166,653     $   46,856      $   86,521         $    699
                                                        ===========     ===========     ==========      ==========         ========

Expenses

     The Company's expenses were $295,008 in the year ended December 31, 1998, compared to $134,225 in the prior year, an increase of $160,783. These increases by segment resulted from:



                                                                                        Merchandise
                                      Total          Office           Retail               Mart             Other
                                    --------       ---------        ---------           -----------       --------
    Operating:
        Acquisitions                $121,297       $ 67,545        $ 15,339               $ 38,413        $     --
        Same store operations         11,129          5,751           5,185                     --             193
                                    --------       --------        --------               --------        --------
                                     132,426         73,296          20,524                 38,413              193
                                    --------       --------        --------               --------        --------
     Depreciation and
        amortization:
        Acquisitions                  35,586         22,630           3,057                  9,899              --
        Same store operations            658             47             549                     --              62
                                    --------       --------        --------               --------        --------
                                      36,244         22,677           3,606                  9,899              62
                                    --------       --------        --------               --------        --------
    General and administrative:       15,030(2)       5,414             --(1)                2,449           7,167(1)
                                    --------       --------        --------               --------        --------
    Amortization of
        officer's deferred
        compensation expense         (22,917)            --              --                     --         (22,917)(3)
                                    --------       --------        --------               --------        --------
                                    $160,783       $101,387        $ 24,130               $ 50,761         (15,495)
                                    ========       ========        ========               ========        ========

     (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.
     (2) Of this increase: (i) $6,631 is attributable to acquisitions, (ii) $4,641 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $3,758 resulted from professional fees.
     (3) The Company recognized an expense of $22,917 in the prior year representing the amortization of the deferred payment due to the Company's President, which was fully amortized at December 31, 1997.


     Income (loss) applicable to Alexander's (loan interest income, equity in income (loss) and depreciation) was $3,123 in the year ended December 31, 1998, compared to $7,873 in the prior year, a decrease of $4,750. This decrease resulted primarily from (i) the Company's equity in the write-off of the carrying value of Alexander's Lexington Avenue building, of $4,423, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

     Income from partially-owned entities was $32,025 in the year ended December 31, 1998, compared to $4,658 in the prior year, an increase of $27,367. This increase by segment resulted from:


                                       Date of                                          Cold        Merchandise
Acquisitions:                        Acquisition      Total       Office     Retail    Storage          Mart       Other
                                     -----------      -----       ------     ------    -------          ----       -----
    Cold Storage:
      Americold and URS           October 1997     $ 7,137       $    --    $   --    $  7,137    $      --      $    --
      Freezer Services            June 1998          3,218            --        --       3,218           --           --
      Carmar Group                July 1998          2,960            --        --       2,960           --           --
    Charles E. Smith
      Commercial Realty L.P.      October 1997       4,669         4,669        --          --           --           --
    Hotel Pennsylvania            September 1997     2,623            --        --          --           --        2,623
    Newkirk Joint Ventures        July 1998          3,412            --        --          --           --        3,412
    Mendik partially-owned
      office buildings            April 1997         2,852         2,852        --          --           --           --
    Merchandise Mart
      Management Company          April 1998        (1,969)           --        --          --       (1,969)          --
    Caguas                        November 1998        258            --       258          --           --           --
Other                                                2,207         2,318        --         156           --         (267)
                                                   -------       -------    ------    --------    ---------      --------
                                                   $27,367       $ 9,839    $  258    $ 13,471    $  (1,969)     $ 5,768
                                                   =======       =======    ======    ========    ==========     =======

         Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $24,074 for the year ended December 31, 1998, compared to $23,767 in the prior year, an increase of $307. This increase resulted primarily from gains on the sale of marketable securities of $2,395, partially offset by a decrease in interest income due to lower average investments this year.

         Interest and debt expense was $114,686 for the year ended December 31, 1998, compared to $42,888 in the prior year, an increase of $71,798. This increase resulted primarily from debt in connection with acquisitions.

         In the third quarter of 1998, the Company recorded a net gain of $9,649, in connection with an insurance settlement and condemnation proceeding (see Note 11 to the Consolidated Financial Statements).

         The minority interest is comprised of a 40% interest in 20 Broad Street of $651 for the year ended December 31, 1998.

      Preferential allocations to unit holders were $15,532 for the year ended December 31, 1998, compared to $7,293 in the prior year, an increase of $8,239. This increase resulted primarily from the issuance of certain Series B-1, B-2 and C-1 Convertible Preferred units in connection with acquisitions and the issuance of Series D-1 Cumulative Redeemable Preferred units to an institutional investor.

         The preferred unit distributions of $21,690 for the year ended December 31, 1998 and $15,549 for the period from April 15, 1997 to December 31, 1997 apply to Vornado's $3.25 Series A Convertible Preferred Shares issued in April and December 1997 and include accretion of expenses of issuing them.

     Years Ended December 31, 1997 and December 31, 1996

          The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $209,131 in the year ended December 31, 1997, compared to $116,887 in the prior year, an increase of $92,244. This increase was primarily comprised of $90,520 of revenues from properties acquired in 1997.

          Property rentals were $168,321 in the year ended December 31, 1997, compared to $87,424 in the prior year, an increase of $80,897. This increase resulted from:

    1997 Acquisitions:
        Mendik...........................................         $     56,958
        90 Park Avenue...................................                9,874
        Montehiedra shopping center......................                6,386
        Riese............................................                2,485
        Green Acres Mall.................................                  937
                                                                  ------------
                                                                        76,640
    Full year effect of a 1996 Acquisition...............                  472
    Shopping center leasing activity.....................                1,907
    Step-ups in shopping center leases...................                1,878
                                                                  ------------
                                                                  $     80,897
                                                                  ============

          Tenant expense reimbursements were $36,652 in the year ended December 31, 1997, compared to $26,644 in the prior year, an increase of $10,008. This increase was primarily comprised of $11,320 of reimbursements from tenants at properties acquired in 1997, partially offset by a reduction in reimbursements at the Company's other properties due to lower expenses passed through to tenants.

          Operating expenses were $74,745 in the year ended December 31, 1997, as compared to $36,412 in the prior year, an increase of $38,333. This increase was primarily comprised of $39,645 of expenses from properties acquired in 1997, partially offset by lower snow removal costs and repairs and maintenance at the Company's other properties.

          Depreciation and amortization expense increased in 1997 as compared to 1996, primarily as a result of acquisitions.

          General and administrative expenses were $13,580 in the year ended December 31, 1997 compared to $5,167 in the prior year, an increase of $8,413. This increase resulted primarily from (i) Mendik Division payroll and corporate office expenses of $2,760, (ii) cash compensation attributable to the employment of the Company's President of $2,350 and (iii) professional fees of $1,641.

          The Company recognized expense of $22,917 in the year ended December 31, 1997 and $2,083 in the prior year representing the amortization of the $25,000 deferred payment due to the Company's President.

          Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,873 in the year ended December 31, 1997, compared to $7,956 in the prior year, a decrease of $83. This decrease resulted primarily from a $327 reduction in loan interest income due to the reset of the interest rate on the loan, partially offset by an increase in equity in non-recurring income.

          Income from partially-owned entities was $4,658 in the year ended December 31, 1997, compared to $1,855 in the prior year, an increase of $2,803. This increase consists of: (i) $1,720 from the Cold Storage Companies, (ii) $424 from partially owned properties acquired as part of the Mendik Transaction,
(iii) $1,055 from the Company's 40% interest in Hotel Pennsylvania and (iv) $85 from the Company's 15% interest in Charles E. Smith Commercial Realty L.P., partially offset by (v) lower management fee income.

          Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $23,767 for the year ended December 31, 1997, compared to $6,643 in the prior year, an increase of $17,124. Of this increase, $9,047 resulted primarily from income earned on higher average investments (resulting from proceeds from stock offerings and temporary borrowings) and $7,901 resulted from investments in mortgage loans receivable.

          Interest and debt expense was $42,888 for the year ended December 31, 1997, compared to $16,726 in the prior year, an increase of $26,162. Of this increase, (i) $13,369 resulted from borrowings under the Company's revolving credit facility and a term loan, (ii) $9,009 resulted from debt on the properties acquired in the Mendik Transaction and (iii) $3,784 resulted from borrowings related to the acquisition of the Montehiedra Town Center in April 1997.

          The preferential allocations to Class C, D and E unitholders in the Operating Partnership aggregated $7,293 for the year ended December 31, 1997.

          The preferred unit distributions of $15,549 apply to the 6.5% preferred shares issued in April 1997 and include accretion of expenses of issuing them of $1,918.

          The Company operates in a manner intended to enable Vornado to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required.

Liquidity and Capital Resources

  Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Years Ended December 31, 1998

     Cash flows provided by operating activities of $189,406 was primarily comprised of (i) income of $158,737 (net income of $168,386 less net gain from insurance settlement and condemnation proceeding of $9,649), (ii) adjustments for non-cash items of $11,474, and (iii) the net change in operating assets and liabilities of $18,544. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $59,227, partially offset by
(ii) the effect of straight-lining of rental income of $17,561 and (iii) equity in net income of partially-owned entities of $32,025.

     Net cash used in investing activities of $1,257,367 was primarily comprised of (i) acquisitions of real estate of $896,800 (see detail below), (ii) investments in partially-owned entities of $308,000 (see detail below), (iii) capital expenditures of $68,085 (see detail below) and investments in securities of $73,513 (including purchase of Capital Trust Preferred Stock of $48,700), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $57,600.

     Acquisitions of real estate and investments in partially-owned entities were comprised of:


                                                                                          Value of
                                                                                       Vornado Shares
                                                              Cash           Debt      or Units Issued   Assets Acquired
                                                           ------------- ------------- ---------------- ------------------
Real Estate:
    Merchandise Mart Properties                            $  187,000      $  327,000    $   116,000      $     630,000
    One Penn Plaza Office Building                            317,000          93,000             --            410,000
    770 Broadway Office Building                              131,000              --         18,000            149,000
    150 East 58th Street Office Building                      118,000              --             --            118,000
    40 Fulton Street Office Building                           55,000              --             --             55,000
    689 Fifth Avenue Office Building                           33,000              --             --             33,000
    Mendik RELP Properties                                     31,000          46,000         29,000            106,000
    Market Square Complex                                      11,000          60,000         44,000            115,000
    Other                                                      13,800              --             --             13,800
                                                           ----------      ----------    -----------      -------------
                                                           $  896,800      $  526,000    $   207,000      $   1,629,800
                                                           ==========      ==========    ===========      =============
Investments in Partially-Owned Entities:
    Hotel Pennsylvania (acquisition of additional
40% interest increasing ownership to 80%)                  $   22,000      $   48,000    $        --      $      70,000
    570 Lexington Avenue Office Building
      (increased interest from 5.6% to
      approximately 50%)                                       32,300           4,900             --             37,200
    Acquisition of Freezer Services, Inc. (60%
      interest)                                                58,000          16,000          6,000             80,000
    Reduction in Cold Storage Companies
      debt (60% interest)                                      44,000              --             --             44,000

    Acquisition of Carmar Group (60% interest)                 86,400           8,400             --             94,800
    Investment in Newkirk Joint Ventures                       56,000              --             --             56,000
    Las Catalinas Mall (50% interest)                              --          38,000             --             38,000
    Other                                                       9,300              --             --              9,300
                                                           ----------      ----------    -----------      -------------
                                                           $  308,000      $  115,300    $     6,000      $     429,300
                                                           ==========      ==========    ===========      =============


Capital expenditures were comprised of:


                                                        New York
                                                          City                      Merchandise
                                                        Office       Retail            Mart              Other         Total
                                                       -----------  ------------  -----------------  -------------  ----------
  Expenditures to maintain the assets...........       $  4,975      $ 3,138        $     5,273         $  1,074      $ 14,460
  Tenant allowances and leasing commissions.......       46,187        2,397              5,041               --        53,625
                                                       --------      -------        -----------         --------      --------
                                                       $ 51,162      $ 5,535        $    10,314         $  1,074      $ 68,085
                                                       ========      =======        ===========         ========      ========

          Net cash provided by financing activities of $879,815 was primarily comprised of (i) proceeds from borrowings of $1,427,821, (ii) proceeds from the issuance of Vornado common shares of $445,247 and (iii) proceeds from the issuance of Vornado preferred shares of $85,313, partially offset by (iv) repayment of borrowings of $883,475, (v) distributions to Class A unitholders of $154,440 and (vi) preferred unit distributions of $18,816.


      Year Ended December 31, 1997

          Cash flows provided by operating activities of $115,473 was comprised of (i) net income of $68,316, (ii) adjustments for non-cash items of $32,430 and
(iii) the net change in operating assets and liabilities of $14,727. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $22,917 and (ii) depreciation and amortization of $24,460.

          Net cash used in investing activities of $1,064,484 was primarily comprised of (i) acquisitions of real estate of $887,423 (see detail below),
(ii) investments in mortgage loans receivable of $71,663 (see detail below),
(iii) capital expenditures of $23,789, (iv) restricted cash for tenant improvements of $27,079 and (v) real estate deposits of $46,152. Acquisitions of real estate and investments in mortgage loans receivable are comprised of:

                                                                                             Value of
                                                                                              Vornado
                                                                                              Shares
                                                                                                or
                                                                                 Debt          Units
                                                                   Cash        Assumed        Issued      Assets Acquired
                                                                ----------- -------------- ------------- ------------------


Real Estate:
    Mendik Transaction....................................      $ 263,790     $ 215,279     $ 177,000       $   656,069
    60% interest in Cold Storage Companies................        243,846       376,800            --           620,646
    Green Acres Mall......................................             --       125,000       102,015           227,015
    90 Park Avenue office building........................        185,000            --            --           185,000
    Montehiedra shopping center...........................         11,000        63,000            --            74,000
    40% interest in Hotel Pennsylvania....................         17,487        48,000            --            65,487
    640 Fifth Ave. office building........................         64,000            --            --            64,000
    15% interest in Charles E. Smith Commercial
      Realty L.P..........................................         60,000            --            --            60,000
    Riese properties......................................         26,000            --            --            26,000
    1135 Third Avenue and other...........................         16,300            --            --            16,300
                                                                ---------     ---------    ----------       -----------
                                                                  887,423       828,079       279,015         1,994,517
                                                                ---------     ---------     ---------       -----------
Mortgage loans receivable:
    Riese properties......................................         41,649            --            --            41,649
    20 Broad Street.......................................         27,000            --            --            27,000
    909 Third Ave. and other, net.........................          3,014            --            --             3,014
                                                                ---------     ---------     ---------       -----------
                                                                   71,663            --            --            71,663
                                                                ---------     ---------     ---------       -----------
Total Acquisitions........................................      $ 959,086     $ 828,079     $ 279,015       $ 2,066,180
                                                                =========     =========     =========       ===========

          Net cash provided by financing activities of $1,215,269 was primarily comprised of proceeds from (i) borrowings of $770,000 (ii) issuance of Vornado common shares of $688,672, and (iii) issuance of Vornado preferred shares of $276,000, partially offset by (iv) repayment of borrowings of $409,633, (v) distributions to Class A unitholders of $77,461, (vi) preferred unit distributions of $15,549 and (vii) the repayment of borrowings on U.S. Treasury obligations of $9,636.

          Year Ended December 31, 1996

          Cash flows provided by operating activities of $70,703 was comprised of (i) net income of $61,364 and (ii) adjustments for non-cash items of $9,972, less (iii) the net change in operating assets and liabilities of $633. The adjustments for non-cash items are primarily comprised of depreciation and amortization of $12,586 and amortization of deferred officers compensation expense of $2,083, partially offset by the effect of straight-lining of rental income of $2,676 and equity in income from Alexander's of $1,108. The net change in "Leasing fees receivable" and "Deferred leasing fee income" included in item
(iii) above reflects a decrease of $1,717 resulting from the rejection of a lease by an Alexander's tenant in March 1996 and an increase of $1,738 resulting from the releasing of a portion of this space. "Leasing fees receivable" of $2,500 were collected during this period.

          Net cash provided by investing activities of $14,912 was comprised of
(i) proceeds from sale or maturity of securities available for sale of $46,734, partially offset by (ii) the Company's investment in a mortgage note receivable of $17,000 and (iii) capital expenditures of $14,822 (including $8,923 for the purchase of an office building).

          Net cash used in financing activities of $15,046 was primarily comprised of (i) distributions to Class A unitholders of $59,558, (ii) the net repayment of borrowings on U.S. Treasury obligations of $34,239, (iii) the net repayment on mortgages of $966, partially offset by (iv) net proceeds from the issuance of common shares of $73,060 and (v) the proceeds from the exercise of stock options of $6,657.

          Cash increased during the period from December 31, 1995 to December 31, 1996, from $19,127 to $89,696, primarily as the result of the issuance of common shares of Vornado in the fourth quarter of 1996 as noted above.

  Certain Cash Requirements

In January 1999, the Company acquired the leasehold interest in 888 Seventh Avenue for approximately $100,000 including $55,000 of indebtedness. Further, in 1999, under the mortgage for the Hotel Pennsylvania, in connection with the redevelopment, the Company is required to escrow $37,000.

         The Company has budgeted approximately $39,805 for capital expenditures (excluding acquisitions) over the next year as follows:


                                                      New York                                   Merchandise
                                                    City Office     Retail     Cold Storage         Mart          Total
                                                    ------------- ----------- ---------------- --------------- -------------
Expenditures to maintain the assets                  $    3,600     $2,480        $ 3,000(1)       $ 3,000       $ 12,080
Tenant allowances and leasing commissions                22,175      2,000             --            6,550         30,725
                                                     ----------     ------        -------          -------       --------
                                                     $   25,775     $4,480        $ 3,000          $ 9,550       $ 42,805
                                                     ==========     ======        =======          =======       ========


 (1) Represents the Company's 60% share of the Vornado/Crescent Partnership's obligation to fund up to $5,000 of capital expenditures per annum.


         Tenant allowances and leasing commissions for the New York City Office properties approximate $21.00 per square foot for renewal space and $52.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

         In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain multi-year development and redevelopment projects for which it has budgeted approximately $387 million as outlined in the "Development and Redevelopment Projects" section of Item 1--Business (Items (i) through (vi)). The $387 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1--Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

         No cash requirements have been budgeted for the capital expenditures and amortization of debt of CESCR, Newkirk or Alexander's, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Newkirk and Alexander's are not expected to distribute any cash to the Company in 1999. In 1999, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $13.9 million (7,679,365 preferred units at $1.81 per unit) and common distributions of approximately $3.5 million (2,500,000 common units at $1.40 per unit - current dividend rate). The minimum preferred distribution rate increases by .25% each year for the next three years.

         In July 1997, the Company obtained a $600,000 unsecured three-year revolving credit facility. In February 1998, the facility was increased to $1,000,000. At December 31, 1998, the Company had approximately $687,250 outstanding under the facility.

         In February 1998, the Company completed a $160,000 refinancing of the Green Acres Mall and prepaid the then existing $118,000 debt on the property. The new 10-year debt matures in March 2008 and bears interest at 6.75%.

         In June 1998, the Company completed a $275,000 refinancing of its One Penn Plaza office building and borrowed $170,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,000 bridge-mortgage loan financing put in place when the property was acquired.

         In April 1998, the Cold Storage Companies completed a $550,000 ten-year loan secured by 58 of its warehouses. The loan bears interest at 6.89%. The net proceeds from the loan together with working capital were used to repay $607,000 of bridge financing, which replaced high yield debt assumed at the date of acquisition.


         In October 1998, the Company completed its spin-off of Vornado Operating Company, which the Company capitalized with an equity contribution of $25,000 of cash. In addition, Vornado entered into a $75,000 revolving credit agreement with Vornado Operating Company.

         On March 12, 1999 the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

         In November and December of 1998, the Company sold an aggregate of $87,500 of 8.5% Series D-1 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $85,300. The perpetual Preferred Units may be called without penalty at the option of the Company commencing on November 12, 2003.


         In February 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.


         In February 1999, the Company also exercised its option to extend the maturity date on the $250,000 loan on its Chicago Merchandise Mart building from March 31, 1999 to September 30, 1999. In connection therewith, the Company paid a fee of 1/8%.

         On March 17, 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds of approximately $72,200. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds of $9,700. The perpetual preferred shares may be called without penalty at the option of Vornado commencing on March 17, 2004. An equivalent number of units were issued by Vornado for the shares sold.

         The Company has an effective shelf registration under which it can offer an aggregate of $1.5 billion of equity securities and an aggregate of $1.0 billion of debt securities.


         The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

Acquisition Activity

         As a result of acquisitions, the book value of the Company's assets have grown from $2,524,089 at December 31, 1997 to $4,425,779 at December 31, 1998.

         The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of Vornado's common stock, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.


Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

         In April, 1998 the American Institute of Certified Public Accountants Issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", (98-5) which is effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in 98-5, and therefore adoption of 98-5 will have no impact in the first quarter of 1999.

Year 2000 Issues


         Year 2000 compliance programs and information systems modification were initiated by the Company in early 1998 to address the risk posed by the year 2000 issue. The Company developed a plan to address their affected informational (accounting, billing, payroll) and operational (refrigeration, HVAC, security, elevators, lighting, energy management) systems. The Company's plan also considers statements from outside vendors as to their year 2000 readiness.

         The Company and its partially-owned entities have completed their initial assessment, inventory and planning phases of their plan and have determined that the majority of their systems, including all mission critical systems are already year 2000 compliant. The Company anticipates that any issues encountered with informational or operational systems will be remediated. The Company expects that where appropriate, all mission critical systems will be tested by June 30, 1999. The cost of the Company's year 2000 plan was not material to 1998 operations and is not expected to be material to 1999 operations.

         The Company believes that its exposure may be the failure of third parties (i.e., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate related properties. The Company has contingency plans for its own day to day informational and operational systems and is in the process of updating these plans. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.


Economic Conditions


         Substantially all of the Company's office, retail and permanent showroom leases contain step-ups in rent. Such rental increases are not designed to, and in many instances do not, approximate the cost of inflation, but do have the effect of mitigating the adverse impact of inflation. In addition, substantially all of the Company's leases contain provisions that require the tenant to reimburse the Company for the tenant's share of common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility) and real estate taxes or for increases of such expenses over a base amount, thus offsetting, in part, the effects of inflation on such expenses.


         Inflation did not have a material effect on the Company's results for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk


         At December 31, 1998, the Company has $1,426,777,000 of variable rate debt at a weighted average rate of 6.55% and $624,223,000 of fixed rate debt bearing interest at a weighted average rate of 7.00%. A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $14,268,000 decrease in the Company's net income ($.18 per diluted share). The fair value of the Company's debt at December 31, 1998, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

         In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June
2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1998 approximates its cost.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
Independent Auditors' Report..................................................................................        57
Consolidated Balance Sheets at December 31, 1998 and 1997.....................................................        58
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996........................        59
Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.............        60
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996....................        61
Notes to Consolidated Financial Statement.....................................................................        62

Item 9. Changes In and Disagreements With Independent Auditors on Accounting and Financial Disclosure

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
Saddle Brook, New Jersey

         We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Parsippany, New Jersey
March 24, 1999

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                               ------------------------------
                                                                                                   1998             1997
                                                                                               ---------------- -------------

(amounts in thousands except unit amounts)

                                          ASSETS
Real estate, at cost:
   Land ................................................................................       $   743,324       $   436,274
   Buildings and improvements...........................................................         2,561,383         1,118,334
   Leasehold improvements and equipment.................................................            11,184             9,485
                                                                                               -----------       -----------
        Total                                                                                    3,315,891         1,564,093
   Less accumulated depreciation and amortization.......................................          (226,816)         (173,434)
                                                                                               ------------      -----------
        Real estate, net................................................................         3,089,075         1,390,659
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $56,500 and $8,775..........................................           167,808           355,954
Restricted cash.........................................................................            44,195            27,079
Marketable securities...................................................................            77,156            34,469
Investments and advances to partially-owned entities, including
   Alexander's of $104,038 and $108,752.................................................           827,840           482,787
Due from officers.......................................................................            17,165             8,625
Accounts receivable, net of allowance for doubtful accounts
   of $3,044 and $658...................................................................            35,517            16,663
Mortgage loans receivable...............................................................            10,683            88,663
Receivable arising from the straight-lining of rents....................................            49,711            24,127
Deposits in connection with real estate acquisitions....................................            22,947            47,275
Other assets............................................................................            83,682            47,788
                                                                                               -----------       -----------
                                                                                               $ 4,425,779       $ 2,524,089
                                                                                               ===========       ===========
                             LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable.............................................................       $ 1,363,750       $   586,654
Revolving credit facility...............................................................           687,250           370,000
Accounts payable and accrued expenses...................................................           109,925            36,538
Officer's compensation payable..........................................................            35,628            25,000
Deferred leasing fee income.............................................................            10,051             9,927
Other liabilities.......................................................................             3,196             3,641
                                                                                               -----------       -----------
Total liabilities.......................................................................         2,209,800         1,031,760
                                                                                               -----------       -----------
Minority interest.......................................................................            12,925                --
                                                                                               -----------       -----------
Commitments and contingencies
Partners' capital:
   Preferred units of beneficial interest: no par value per unit; authorized,
   20,000,000 units; liquidation preference $50.00 per unit ($289,462 in total);
   issued 5,789,239 and 5,789,315 units.................................................           282,758           279,884
   General Partner units issued and outstanding, 85,076,542 and 72,164,654 units........         1,656,611         1,149,272
   Limited partnership units; issued and outstanding 8,851,736
     and 5,681,124 units................................................................           420,376           178,567
   Accumulated deficit..................................................................          (132,837)         (109,561)
                                                                                               ------------      -----------
                                                                                                 2,226,908         1,498,162
   Accumulated other comprehensive loss.................................................           (18,957)             (840)
   Due from officers for purchase of common shares of beneficial interest...............            (4,897)           (4,993)
                                                                                               ------------      -----------
        Total partners' capital.........................................................         2,203,054         1,492,329
                                                                                               -----------       -----------
                                                                                               $ 4,425,779       $ 2,524,089
                                                                                               ===========       ===========

                 See notes to consolidated financial statements.

                                                VORNADO REALTY L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                      1998            1997           1996
                                                                                    ---------      ---------       ---------
(amounts in thousands except per unit amounts)
Revenues:
    Property rentals.........................................................       $ 425,496      $ 168,321       $  87,424
    Expense reimbursements...................................................          74,737         36,652          26,644
    Other income (including fee income from
        related parties of $2,327, $1,752 and $2,569)........................           9,627          4,158           2,819
                                                                                    ---------      ---------       ---------
Total revenues...............................................................         509,860        209,131         116,887
                                                                                    ---------      ---------       ---------
Expenses:
    Operating................................................................         207,171         74,745          36,412
    Depreciation and amortization............................................          59,227         22,983          11,589
    General and administrative...............................................          28,610         13,580           5,167
    Amortization of officer's deferred compensation expense..................              --         22,917           2,083
                                                                                    ---------      ---------       ---------
Total expenses...............................................................         295,008        134,225          55,251
                                                                                    ---------    -----------       ---------
Operating income.............................................................         214,852         74,906          61,636
Income applicable to Alexander's.............................................           3,123          7,873           7,956
Income from partially-owned entities.........................................          32,025          4,658           1,855
Interest and other investment income.........................................          24,074         23,767           6,643
Interest and debt expense....................................................        (114,686)       (42,888)        (16,726)
Net gain from insurance settlement and
    condemnation proceeding..................................................           9,649             --              --
Minority interest............................................................            (651)            --              --
                                                                                    ---------      ---------       ---------
Net income...................................................................         168,386         68,316          61,364
Preferred unit distributions (including accretion of issuance
    expenses of $2,874 in 1998 and $1,918 in 1997)...........................         (21,690)       (15,549)             --
Preferential allocations.....................................................         (15,532)        (7,293)             --
                                                                                    ---------      ---------       ---------
NET INCOME applicable to Class A units.......................................       $ 131,164      $  45,474       $  61,364
                                                                                    =========      =========       =========
NET INCOME PER Class A unit-BASIC............................................       $    1.62      $     .83       $    1.26
                                                                                    =========      =========       =========
NET INCOME PER Class A unit-DILUTED..........................................       $    1.59      $     .79       $    1.25
                                                                                    =========      =========       =========
















                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                           Accumulated
                                                    Limited      General                      Other
                                        Preferred Partnership    Partner                   Comprehensive
                                         Units       Units        Units       Deficit      Income (Loss)
                                         -----       -----        -----       -------      -------------

(amounts in thousands except unit amounts)
Balance, January 1, 1996.............                           $280,201     $  (79,380)   $   (1,362)*
Net Income...........................                                 --         61,364            --
Net proceeds from issuance of Class A
   units.............................                             73,060             --            --
Distributions to Class A unitholders
   ($1.22 per unit)..................                                 --        (59,558)           --
Class A units issued under
   employees' share plans............                              6,657             --            --
Change in unrealized gains
   on securities available for sale..                                 --             --           364
Forgiveness of amount due from                                        --             --            --
   officers..........................                           --------     ----------    ----------

Balance, December 31, 1996...........                            359,918        (77,574)        (998)
Net income...........................                                 --         68,316           --
Distributions to preferred unitholders
   ($2.37 per unit)..................                                 --        (15,549)          --
Net proceeds from issuance of
   preferred units (including
   accretion of $1,918)..............   $277,918                      --             --           --
Preferential allocations to                  --                       --         (7,293)          --
unitholders..........................
Units issued in connection with the
Mendik acquisition...................        --    $178,567           --             --           --
Net proceeds from issuance of Class A
   units.............................        --         --       688,672             --           --
Units issued in connection with
   Arbor acquisition.................     1,966         --       100,049             --           --
Distributions to Class A unitholders
   ($1.36 per unit)..................        --         --            --        (77,461)          --
Class A units issued in
   connection with an employment
   agreement and employees' share plans      --         --           633             --           --
Change in unrealized gains
   on securities available for sale..        --         --            --             --          158
Forgiveness of amount due from               --                       --             --           --
   officers..........................   -------    -------      --------     ----------    ---------
Balance, December 31, 1997...........   279,884    178,567      1,149,272      (109,561)        (840)
Net Income...........................        --         --            --        168,386           --
Dividends paid on preferred units
   ($2.37 per unit)..................        --         --            --        (21,690)          --
Distributions to Class A unitholders
   ($1.64 per unit)..................        --         --            --       (131,110)          --
Net proceeds from issuance
   of Class A units..................        --         --       444,563             --           --
Preferential allocations to
   unitholders.......................        --         --            --        (15,532)          --
Limited partnership units issued in
   connection with acquisitions......        --    190,962            --             --           --
Net proceeds from issuance of
   limited partnership units.........        --     85,312            --             --           --
Class A units issued in connection
   with Mendik RELP
   properties acquisition............        --         --        29,063             --           --
Class A units issued under
   employees' share plan.............        --         --           909             --           --
Conversion of limited partnership
   units to general partner units....        --    (32,780)       32,780             --           --
Capital contribution to
   Vornado Operating Company........         --     (1,685)           --        (23,330)          --
Accretion of issuance expenses on
   preferred units...................     2,874         --            --             --           --
Class A units issued in connection
   with dividend reinvestment plan...        --         --            24             --           --
Change in unrealized (losses)
   on securities available for sale..        --         --            --             --       (5,047)
Appreciation of securities held
   in officer's deferred
   compensation trust................        --         --            --             --      (10,464)
Pension obligations..................        --         --            --             --       (2,606)
Forgiveness of amount due
   from Officers.....................        --         --            --             --           --
                                        -------    -------      ---------    ----------    ---------
Balance, December 31, 1998              $282,758   $420,376     $1,656,611   $ (132,837)   $ (18,957)
                                        ========   ========     ==========   ===========   ==========

                                           Due (to)     Total
                                             from     Partners'    Comprehensive
                                           Officers    Capital         Income
                                           --------    -------         ------
(amounts in thousands except unit amount)
Balance, January 1, 1996.............      $ (5,185)  $ 194,274
Net Income...........................                    61,364     $  61,364
Net proceeds from issuance of Class A
   units.............................           --       73,060           --
Distributions to Class A unitholders
   ($1.22 per unit)..................           --      (59,558)          --
Class A units issued under
   employees' share plans............           --        6,657           --
Change in unrealized gains
   on securities available for sale..           --          364           364
Forgiveness of amount due from
   officers..........................            96          96           --
                                            -------    --------     ---------
Balance, December 31, 1996...........        (5,089)    276,257     $  61,728
                                                                    =========
Net income...........................           --       68,316     $  68,316
Distributions to preferred unitholders
   ($2.37 per unit)..................           --      (15,549)          --
Net proceeds from issuance of
   preferred units (including
   accretion of $1,918)..............           --      277,918           --
Preferential allocations to
   unitholders.......................           --       (7,293)          --
Units issued in connection with the
Mendik acquisition...................           --      178,567           --
Net proceeds from issuance of Class A
   units.............................           --      688,672           --
Units issued in connection with
   Arbor acquisition.................           --      102,015           --
Distributions to Class A unitholders
   ($1.36 per unit)..................           --      (77,461)          --
Class A units issued in
   connection with an employment
   agreement and employees' share plans         --          633           --
Change in unrealized gains
   on securities available for sale..           --          158           158
Forgiveness of amount due from
   officers..........................            96          96            --
                                            -------   ---------     ---------
Balance, December 31, 1997...........        (4,993)  1,492,329     $  68,474
                                                                    =========
Net Income...........................           --      168,386     $ 168,386
Dividends paid on preferred units
   ($2.37 per unit)..................           --      (21,690)           --
Distributions to Class A unitholders
   ($1.64 per unit)..................           --     (131,110)           --
Net proceeds from issuance
   of Class A units..................           --      444,563            --
Preferential allocations to
   unitholders.......................           --      (15,532)           --
Limited partnership units issued in
   connection with acquisitions......           --      190,962            --
Net proceeds from issuance of
   limited partnership units.........           --       85,312            --
Class A units issued in connection
   with Mendik RELP
   properties acquisition............           --       29,063            --
Class A units issued under
   employees' share plan.............           --          909            --
Conversion of limited partnership
   units to general partner units....           --          --             --
Capital contribution to
   Vornado Operating Company........            --      (25,015)           --
Accretion of issuance expenses on
   preferred units...................           --        2,874            --
Class A units issued in connection
   with dividend reinvestment plan...           --           24            --
Change in unrealized (losses)
   on securities available for sale..           --       (5,047)       (5,047)
Appreciation of securities held
   in officer's deferred
   compensation trust................           --      (10,464)      (10,464)
Pension obligations..................           --       (2,606)       (2,606)
Forgiveness of amount due
   from Officers.....................           96           96            --
                                            -------    --------     ---------
Balance, December 31, 1998                $  (4,897) $2,203,054     $ 150,269

*  Represents unrealized losses on securities available for sale.

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               1998              1997             1996
                                                                            -----------      -----------       -----------

(amounts in thousands)
Cash Flows from Operating Activities
    Net income......................................................        $   168,386      $    68,316       $    61,364
    Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization (including debt issuance
         costs).....................................................             59,227           24,460            12,586
      Amortization of officer's deferred compensation expense.......                 --           22,917             2,083
      Straight-lining of rental income..............................            (17,561)          (7,075)           (2,676)
      Minority interest.............................................                651               --                --
      Equity in loss (income) of Alexander's........................              3,363           (2,188)           (1,108)
      Equity in income of partially-owned entities..................            (32,025)          (4,658)               --
      Gain on marketable securities.................................             (1,530)          (1,026)             (913)
      Gain from insurance settlement and condemnation...............             (9,649)              --                --
    Changes in operating assets and liabilities.....................             18,544           14,727              (633)
                                                                            -----------      -----------       -----------
Net cash provided by operating activities...........................            189,406          115,473            70,703
                                                                            -----------      -----------       -----------
Cash Flows from Investing Activities:

    Acquisitions of real estate and other...........................           (896,800)        (887,423)               --
    Investments in partially-owned entities.........................           (308,000)              --                --
    Investments in mortgage loans receivable........................             (6,620)         (71,663)          (17,000)
    Repayment of mortgage loans receivable..........................             57,600               --                --
    Cash restricted for tenant improvements.........................            (14,716)         (27,079)               --
    Additions to real estate........................................            (68,085)         (23,789)          (14,822)
    Real estate deposits and other..................................             26,988          (46,152)               --
    Purchases of securities available for sale......................            (73,513)          (8,378)               --
    Proceeds from sale or maturity of securities available for sale.             25,779               --            46,734
                                                                            -----------      -----------       -----------
Net cash (used in) provided by investing activities.................         (1,257,367)      (1,064,484)           14,912
                                                                            -----------      -----------       -----------

Cash Flows from Financing Activities:

    Proceeds from borrowings........................................          1,427,821          770,000            10,000
    Repayments on borrowings........................................           (883,475)        (409,633)          (10,966)
    Costs of refinancing debt.......................................            (11,418)          (3,038)               --
    Proceeds from issuance of Class A units.........................            445,247          688,672            73,060
    Proceeds from issuance of preferred units.......................                 --          276,000                --
    Proceeds from issuance of limited partnership units.............             85,313               --                --
    Proceeds from borrowings on U.S. Treasury obligations...........                 --               --            10,000
    Repayment of borrowings on U.S. Treasury obligations............                 --           (9,636)          (44,239)
    Distributions to Class A unitholders............................           (154,440)         (77,461)          (59,558)
    Preferred unit distributions....................................            (18,816)         (15,549)               --
    Preferential allocations........................................            (11,229)          (4,719)               --
    Exercise of options.............................................                812              633             6,657
                                                                            -----------      -----------       -----------
Net cash provided by (used in) financing activities.................            879,815        1,215,269           (15,046)
                                                                            -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents................           (188,146)         266,258            70,569
Cash and cash equivalents at beginning of year......................            355,954           89,696            19,127
                                                                            -----------      -----------       -----------
Cash and cash equivalents at end of year............................        $   167,808      $   355,954       $    89,696
                                                                            ===========      ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest......................................        $   111,089      $    38,968       $    15,695
                                                                            ===========      ===========       ===========
Non-Cash Transactions:

    Financing in connection with acquisitions.......................        $   526,000      $   403,279       $        --
    Class A units issued in connection with acquisitions............             29,000          102,015                --
    Units issued in connection with acquisitions....................            184,000          177,000                --
    Deferred officer's compensation expense and related liability...                 --               --            25,000
    Unrealized (loss) gain on securities available for sale.........             (5,047)             158               364
    Appreciation of securities held in officer's deferred
      compensation trust............................................            (10,464)              --                --


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

         Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997, when Vornado Realty Trust ("Vornado") a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 85% of the limited partnership common interest in, the Operating Partnership at March 17, 1999. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

         The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

(i) all or portions of 21 office building properties in the New York City metropolitan area (primarily Manhattan) containing approximately 12.5 million square feet;

(ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership, which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

(iii) 59 shopping center properties in seven states and Puerto Rico containing approximately 12.2 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Cold Storage Companies ("Cold Storage"):

(iv) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 450 million cubic feet of refrigerated, frozen and dry storage space; (excludes 13 additional warehouses containing approximately 30 million cubic feet managed by the Cold Storage Companies - see "Spin-off of Vornado Operating Company");

Merchandise Mart Properties:

(v) the Merchandise Mart properties containing approximately 6.7 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Other Real Estate Investments:

(vi) approximately 29.3% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

(vii) an 80% interest in the Hotel Pennsylvania, a New York City hotel which contains 800,000 square feet of space with 1,700 rooms and 400,000 square feet of retail and office space;


(viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and


(ix) other real estate and investments.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spin-off of Vornado Operating Company

  General

         Vornado Operating Company ("Vornado Operating"), was incorporated on October 30, 1997, as a wholly owned subsidiary of the Company. In order to maintain its status as a REIT for federal income tax purposes, the Company is required to focus principally on investment in real estate assets. Accordingly, the Company is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating is intended to function principally as an operating company, in contrast to the Company's principal focus on investment in real estate assets. Vornado Operating is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

         Vornado Operating will seek to become the operator of businesses conducted at properties it leases from the Company, as contemplated by the Intercompany Agreement between the Company and Vornado Operating (the "Intercompany Agreement"), referred to below. Vornado Operating expects to rely exclusively on the Company to identify business opportunities and currently expects that those opportunities will relate in some manner to the Company and its real estate investments rather than to unrelated businesses.

  The Distribution


         On October 16, 1998, the Operating Partnership made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating for 20 units of limited partnership interest of the Operating Partnership (including units owned by Vornado) held of record as of the close of business on October 9, 1998 and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest. While no Common Stock was distributed in respect of the Vornado's $3.25 Series A Convertible Preferred Shares, the Company adjusted the Conversion Price to take into account the Distribution. Vornado Operating's Common Stock is listed on the American Stock Exchange under the symbol "VOO".


  Capital Contribution and Revolving Credit Agreement.


         The Company initially capitalized Vornado Operating with an equity contribution of $25,000,000 of cash. As part of its formation, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from Vornado (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999, Vornado Operating pays the Company a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. Debt under the Revolving Credit Agreement is recourse to Vornado Operating.


  Intercompany Agreement.

         The Company and Vornado Operating have entered into the Intercompany Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the Intercompany Agreement, the Company has agreed to provide Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating will compensate the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and will reimburse the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. For the period from October 16, 1998 (commencement date) to December 31, 1998, approximately $50,000 of compensation for such services was charged pursuant to the Intercompany Agreement.

         Vornado Operating and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Intercompany Agreement upon a change in control of Vornado Operating.

  Vornado Operating's Management.


         Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.


  The Cold Storage Companies.


         On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group (Americold, URS, Freezer Services, Inc. and the Carmar Group, collectively, the "Cold Storage Companies").

         On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

   Disposition and Acquisition of Interest in CESCR

         On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR, (a Delaware limited partnership that owns interests in and manages approximately 10.7 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area), to Vornado Operating Company, for an aggregate purchase price of approximately $12,900,000 or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

                               VORNADO REALTY L.P.

2.  Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. as well as interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

         Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases.


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

         Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash restricted for tenant improvements at the Company's Two Penn Plaza office building of $25,708,000 and cash restricted in connection with an officer's deferred compensation payable of $4,823,000.

         Marketable Securities: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholder's equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

         At December 31, 1998 and 1997, marketable securities had an aggregate cost of $83,043,000 and $34,950,000 and an aggregate market value of $77,156,000 and $34,469,000 (of which $6,826,000 and $7,583,000 represents trading securities). The securities held to maturity of $48,530,000 are reported at amortized cost. Gross unrealized gains and losses were $513,000 and $6,400,000 at December 31, 1998 and $1,583,000 and $2,064,000 at December 31, 1997.

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

                               VORNADO REALTY L.P.

         Officers Compensation Payable: In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" (EITF 97-14). EITF 97-14 applies to the Company's accounting treatment of the Officers Compensation Payable as reflected in the balance sheet. The transition guidance of EITF 97-14 required the Company to record a charge to equity of $10,464,000 which represents the appreciation in the value of Vornado's stock from the date the trust was established (at which time the price of Vornado's stock was $21.75 per share) to September 30, 1998 (at which time the price of Vornado's stock was $33.13 per share). In subsequent periods, appreciation in Vornado's stock price above $33.13 will be recognized as compensation expense and if the price fluctuates between $33.13 and $21.75, equity would be adjusted. For the quarter ended December 31, 1998, approximately $340,000 was recognized as compensation expense as the price per share of Vornado stock at December 31, 1998 was $33.50.

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

         Income Taxes: No provision has been made for income taxes in the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the individual partners. The Company operates in a manner intended to enable Vornado to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 1998, were characterized for Federal income tax purposes as ordinary income (81%), return of capital (17%) and capital gain (2%). The distributions for the tax years ended December 31, 1997 and 1996 were characterized for Federal income tax purposes as ordinary income.

         The net basis of the Company's assets and liabilities for tax purposes is approximately $920,000,000 lower than the amount reported for financial statement purposes.

         Amounts Per Unit: Basic earnings per unit is computed based on average units outstanding. Diluted earnings per unit considers the effect of options, warrants and convertible securities. All unit and per unit information has also been adjusted for a 2-for-1 unit split in October 1997.


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

                               VORNADO REALTY L.P.

3.  Acquisitions

         The Company completed approximately $2.4 billion of real estate acquisitions or investments from January 1, 1998 through March, 1999 and $2.0 billion in 1997. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate. The following are the details of the acquisitions or investments by segment:

Office:

  Mendik Transaction

         In April 1997, Vornado consummated the acquisition of interests in all or a portion of seven Manhattan office buildings and the management company held by Bernard H. Mendik, David R. Greenbaum and certain entities controlled by them (the "Mendik Group") and certain of their affiliates, which is operated as the Mendik Division. The properties acquired include (i) four wholly owned properties: Two Penn Plaza, Eleven Penn Plaza, 1740 Broadway and 866 U.N. Plaza and (ii) three partially owned properties: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest). The consideration for the transaction was approximately $656,000,000, including $264,000,000 in cash, $177,000,000 in the limited partnership units of the Operating Partnership ("Minority Interests") and $215,000,000 in indebtedness.

  90 Park Avenue

         In May 1997, the Company acquired a mortgage loan from a consortium of banks collateralized by an office building located at 90 Park Avenue, Manhattan, New York. On August 21, 1997, the Company entered into an agreement with the owners of 90 Park Avenue pursuant to which the Company restructured the mortgage, took title to the land and obtained a 43-year lease on the building under which the Company manages the building and receives the building's cash flow. As part of the restructuring, the amount of the debt was adjusted from the face value of $193,000,000 to the May 1997 acquisition cost of $185,000,000, the maturity date of the debt was extended to August 31, 2022 and the interest rate was set at 7.5%. The Company purchased the land from the borrower for $8,000,000, which was further applied to reduce the debt to $177,000,000. This investment is classified as real estate.

  20 Broad Street

         In September 1997, the Company purchased, at a discount, a mortgage on an office building at 20 Broad Street in Manhattan, New York for $27,000,000. The mortgage, which was in default, yielded approximately 12%. In August 1998, the Company acquired the Mendik Group's 60% interest in the leasehold for approximately $600,000 of Operating Partnership Units. In a related transaction, the Company sold a 40% interest in the mortgage to the other unrelated owner of the property for $10,800,000. The purchase from the Mendik Group includes a provision for a future earn-out, capped at $4,400,000 in additional units, based on leasing activity through December 31, 2004.

  Charles E. Smith Commercial Realty Investment ("CESCR")

         In October 1997, the Company acquired a 15% limited partnership interest in CESCR for $60,000,000. CESCR owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area. In October 1998, CESCR issued partnership units in connection with a significant roll-up transaction reducing the Company's limited partnership interest to 11.3%.

                               VORNADO REALTY L.P.

         On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900,000. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

         On March 4, 1999 the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc, ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired from Vornado Operating Company, Vornado now owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

         The purchase price was paid to CAPI by Vornado issuing $250,000,000 of 6% Convertible Preferred Units of the Company's operating partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

         In connection with these transactions, the Company agreed to make a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Company's units issued to CAPI as well as certain real estate assets.

  640 Fifth Avenue

         In December 1997, the Company acquired 640 Fifth Avenue, a Manhattan office building located at the corner of 51st Street, for approximately $64,000,000.

  Westport Corporate Office Park

         In January 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group. The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings.

  One Penn Plaza

         In February 1998, the Company acquired a long-term leasehold interest in One Penn Plaza, a Manhattan office building for approximately $410,000,000.

  150 East 58th Street

         In March 1998, the Company acquired 150 East 58th Street (the "Architects and Design Center"), a Manhattan office building, for approximately $118,000,000.

  570 Lexington Avenue - additional investment

         In April 1998, the Company increased its interest from 5.6% to approximately 50% in 570 Lexington Avenue, an office building located in midtown Manhattan. The Company purchased the additional interest for approximately $37,200,000, including $4,900,000 of existing debt.

                               VORNADO REALTY L.P.

  888 Seventh Avenue and 40 Fulton Street

         In June, 1998, the Company entered into an agreement to acquire the leasehold interest in 888 Seventh Avenue, a 46 story office building located in midtown Manhattan, and simultaneously acquired 40 Fulton Street, a 29 story office building located in downtown Manhattan. The aggregate consideration for both buildings is approximately $154,500,000. The acquisition of 888 Seventh Avenue was completed in January 1999.

  770 Broadway

         In July 1998, the Company acquired 770 Broadway, a Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

  689 Fifth Avenue

         In August 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33,000,000 from a partnership that included Bernard H. Mendik, a former trustee of the Company.

  Mendik Real Estate Limited Partnership Properties

         In November 1998, the Company completed the acquisition of certain properties from the Mendik Real Estate Limited Partnership ("Mendik RELP"). The acquired real estate assets include (i) a leasehold interest in the Saxon Woods Corporate Center located at 550/600 Mamaroneck Avenue, in Harrison, New York,
(ii) the remaining 60% interest in an office building located at Two Park Avenue, in Manhattan (the Company already owned 40%) and (iii) a leasehold interest in an office building located at 330 West 34th Street, also in Manhattan. The aggregate purchase price of approximately $106,000,000, consists of $31,000,000 of cash, $29,000,000 of Vornado's common shares and $46,000,000 of debt. An equivalent number of units were issued to Vornado for the shares issued.

Retail:

  Montehiedra Town Center

         In April 1997, the Company acquired The Montehiedra Town Center ("Montehiedra"), a shopping center, located in San Juan, Puerto Rico, for approximately $74,000,000, of which $63,000,000 was newly issued ten-year indebtedness.

  Arbor Property Trust

         In December 1997, the Company acquired Arbor Property Trust ("Arbor") for approximately 2,936,000 common shares of beneficial interest of Vornado and 39,400 Series A Convertible Preferred Shares of Vornado. The approximate value of the transaction was $225,000,000, subject to property level debt of $125,000,000. Arbor was a single property real estate investment trust which owned the Green Acres Mall, a super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York.

Las Catalinas Mall

         In October 1998, the Company completed the acquisition of Kmart Corporation's ("Kmart") 50% interest in the Las Catalinas Mall located in Caguas, Puerto Rico (adjacent to San Juan). In addition, the Company acquired 75% and the Company's partner in the Mall acquired 25% of Kmart's anchor store. The Company's purchase price of $38,000,000 was fully financed with 15 year debt.

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

         In June 1998, a partnership in which the Company owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133,000,000, including $107,000,000 in cash and $26,000,000 in indebtedness. The Company's share of this investment was $80,000,000. Additionally, in July 1998, the Carmar Group cold storage warehouse business was acquired for approximately $158,000,000, including $144,000,000 in cash and $14,000,000 in indebtedness. The Company's share of this investment was $95,000,000. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States. See "Subsequent Events".

Merchandise Mart Properties:

  The Merchandise Mart Properties

         In April 1998, the Company acquired a real estate portfolio from the Kennedy Family for approximately $630,000,000, consisting of $187,000,000 in cash, $116,000,000 in Operating Partnership Units, $77,000,000 in existing debt and $250,000,000 of newly issued debt. The acquired real estate assets consist of a portfolio of properties used for office, retail and trade showroom space which aggregate approximately 5.4 million square feet and include the Merchandise Mart in Chicago. The transaction also included the acquisition of Merchandise Mart Properties, Inc., which manages the properties and owns and operates trade shows.

  Market Square Complex

         In December 1998, the Company completed the acquisition of the 1.07 million square foot Market Square Complex of showrooms in High Point, North Carolina. The consideration was approximately $97,000,000 consisting of $46,000,000 in debt, $44,000,000 in Operating Partnership Units and 6.5% Preferred Operating Partnership Units convertible at $43.74 per unit and $7,000,000 of cash. The acquired real estate assets include the Market Square, Hamilton Market and Furniture Plaza showroom buildings and the High Point Holiday Inn hotel.

         In a second transaction, the Company acquired the 243,000 square foot National Furniture Mart, which is adjacent to the forementioned properties, in High Point. The price was approximately $17,700,000 consisting of $3,800,000 in cash and $13,900,000 in debt.

Other Real Estate Investments:

  Riese Transaction

         In June 1997, the Company acquired four properties for approximately $26,000,000. The properties were previously owned by affiliates of the Riese Organization. These properties are located in midtown Manhattan. The Company also made a $41,000,000 mortgage loan to Riese affiliates cross-collateralized by ten other Manhattan properties. The mortgage loan which had a five-year term and an initial interest rate of 9.75% increasing annually, was repaid in May 1998.

                               VORNADO REALTY L.P.

  Hotel Pennsylvania

         In September 1997, the Company acquired a 40% interest in the Hotel Pennsylvania, which is located on Seventh Avenue opposite Madison Square Garden in Manhattan, New York. The property was acquired in a joint venture with Hotel Properties Limited and Planet Hollywood International, Inc. from a group of partnerships. Under the joint venture agreement, Hotel Properties Limited and Planet Hollywood International, Inc. had 40% and 20% interests, respectively. The joint venture acquired the hotel for approximately $159,000,000, of which $120,000,000 was newly issued five-year financing. The Company's share of the purchase price was approximately $64,000,000. In May 1998, the Company acquired an additional 40% interest in the Hotel Pennsylvania increasing its ownership to 80%. The Company purchased the additional 40% interest from Hotel Properties Limited (one of its joint venture partners) for approximately $70,000,000, including $48,000,000 of existing debt. The Company manages the property's retail and office space, and manages the hotel with Hotel Properties Limited.

  Newkirk Joint Ventures

         In July and September 1998, the Company invested an aggregate of $56,000,000 for a 30% share in joint ventures with affiliates of Apollo Real Estate Investment Fund III, L.P., collectively Newkirk Joint Ventures ("Newkirk"). Newkirk owns various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company has issued letters of credit of $15,600,000 in connection with these joint ventures.

         In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

  YMCA Development

         In September 1997, the Company and its joint venture partner entered into an agreement with the YMCA to develop a property now occupied by the YMCA. The property overlooks Central Park and is located between West 63rd and 64th Streets in Manhattan, New York. The transaction closed in February 1999.

         Pursuant to the agreement, the joint venture entity, of which the Company owns 80%, will develop a 40 story mixed-use complex. The YMCA will own and use approximately 94,000 square feet of the new building and the joint venture intends to sell the remaining 119,000 square foot portion of the building as residential condominiums. The project is expected to cost approximately $96,000,000 which will be funded by the Company and is expected to be completed in 2001.

         To date, the Company has expended approximately $6,400,000 in connection with this transaction, and has provided the YMCA with letters of credit totalling $7,750,000.

         The Company will receive a preferential return on its funds invested and the return of its funds invested prior to the other joint venture partner receiving any distribution.

                               VORNADO REALTY L.P.

  Pro Forma Information

         The unaudited pro forma information set forth below presents (i) the condensed consolidated operating results for the Company for the years ended December 31, 1998 and 1997 as if (a) the acquisitions described above and the financings attributable thereto had occurred on January 1, 1997 and (ii) the condensed consolidated pro forma balance sheet data of the Company as of December 31, 1998, as if the acquisitions and financings subsequent to December 31, 1998 (See "Subsequent Events") had occurred on December 31, 1998.

  Condensed Pro Forma Consolidated Operating Results (unaudited)


                                                                             Pro Forma Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1998                            1997
                                                                        ----------                      ----------
         (amounts in thousands except per unit amounts)

         Revenues........................................               $  643,700                      $  602,900
                                                                        ==========                      ==========
         Net income......................................               $  213,300                      $  189,500
         Preferred unit distributions....................                  (21,700)                        (20,700)
         Preferential allocations........................                  (40,900)                        (40,800)
                                                                        ----------                      ----------
         Net income applicable to Class A units..........               $  150,700                      $  128,000
                                                                        ==========                      ==========
         Net income per Class A units-basic..............               $     1.77                      $     1.50
                                                                        ==========                      ==========
         Net income per Class A units-diluted............               $     1.73                      $     1.47
                                                                        ==========                      ==========

         Pro Forma revenues and net income applicable to Class A units after giving effect only to the acquisitions and financings completed prior to December 31, 1998 were $611,965 and $125,381 for the year ended December 31, 1998 and $574,602 and 105,251 for the year ended December 31, 1997. The pro forma results for the year ended December 31, 1997, include non-recurring lease cancellation income of $14,350,000, partially offset by related expenses of $2,775,000.

  Condensed Pro Forma Consolidated Balance Sheet Data (Unaudited)


         (amounts in thousands):

                                                       December 31,
                                                           1998
         Total assets................................. $ 4,775,800
                                                       ===========

         Total liabilities............................ $ 2,309,800

         Minority interest............................      12,900

         Total partners' capital......................   2,453,100
                                                       -----------

         Total liabilities and partners' capital...... $ 4,775,800
                                                       ===========

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

Balance Sheet Data:

                               Company's Investment        Total Assets               Total Debt              Total Equity
                            ------------------------  -----------------------   ----------------------    ---------------------
                               1998          1997       1998          1997         1998         1997         1998       1997
                            ------------ -----------  ---------   -----------   ----------   ---------    ---------   ---------
(amounts in thousands)

Investments:
Cold Storage
    Companies ...........   $  459,172   $  243,846   $1,743,212   $1,481,405   $  642,714   $  638,047   $  737,344   $  404,227
                                                      ==========   ==========   ==========   ==========   ==========   ==========

Alexander's .............      104,038      108,752   $  317,043   $  235,074   $  277,113   $  208,087   $    6,974   $   13,029
                                                      ==========   ==========   ==========   ==========   ==========   ==========
Charles E. Smith
    Commercial
    Realty L.P. .........       49,151       60,437
Hotel Pennsylvania ......       47,813       20,152

Newkirk Joint
    Ventures ............       58,665           --

Mendik Partially-
    Owned Office
    Buildings ...........       59,902       37,209
Vornado Management.Corp.,
    Mendik
    Management
    Company, Merchandise
    Mart Properties, Inc.
    and other ...........       49,099       12,391

                            $  827,840   $  482,787
                            ==========   ==========

                               VORNADO REALTY L.P.

Below is a summary of the debt of partially owned entities as of December 31, 1998, none of which is guaranteed by the Company.

                                                                                                                 Amount of
                                                                                                              Partially-Owned
                                                                                                               Entities Debt
                                                                                                               -------------
    (dollars in thousands)
    Cold Storage (60% owned by Vornado):
        Mortgage notes payable collateralized by 58 Cold Storage warehouses, due in 2008, requires amortization based on a 25 year term with interest
           at 6.89% (prepayable after May 2000 with yield maintenance).................................           545,273
        Other notes and mortgages payable..............................................................            97,441

    Alexander's (29.3% owned by Vornado):
        Term loan secured by all of Alexander's assets except for the Kings Plaza Regional
           Shopping Center, due in 2000 with interest at a blended rate of  12.00%.  The portion
           financed by Vornado ($45,000) bears interest at 14.18% (prepayable without penalty).........            65,000
        Kings Plaza Regional Shopping Center mortgage payable, due in 2001, with interest at LIBOR
           plus 1.25% (6.53% at December 31, 1998) (prepayable without penalty)........................            90,000
        Construction loan payable collateralized by Rego Park, due in 1999, with interest at
           LIBOR plus 1.00% (6.03% at December 31, 1998) (prepayable without penalty)..................            75,000
        Other notes and mortgages payable..............................................................            47,113
    Charles E. Smith Commercial Realty L.P. (9.6% owned by Vornado (1)):
        26 mortgages payable due from 1999 through 2015, with interest from
           2.25% to 9.89% at December 31, 1998 (2 are prepayable without penalty, 2 are prepayable with a 1% penalty and 22 are prepayable
           with yield maintenance).....................................................................           786,413

        6 mortgages payable (partially owned properties) due from 1999 through 2013, with interest from 6.51% to 10.00% at December 31, 1998 (1 is prepayable
           without penalty and 5 are prepayable with yield maintenance) (2)............................           156,463
        Unsecured line of credit due in 1999, with interest
           at 6.77% at December 31, 1998 (prepayable without penalty)..................................            26,000

    Hotel Pennsylvania (80% owned by Vornado):
        Mortgage payable, due in 2002, with interest at LIBOR plus 1.60%
        (6.82% at December 31, 1998) (prepayable without penalty)......................................           120,000

    Mendik Partially Owned Office Buildings:
        330 Madison Avenue (25% owned by Vornado) mortgage note payable, due in 2008,
           with interest at 6.52%  (prepayable after May 2000 with yield maintenance)..................            60,000
        Other notes and mortgages payable (49.9% owned by Vornado).....................................            34,425
    Las Catalinas Mall mortgage notes payable, due in 2013 with interest at 6.97%
         (50% owned by Vornado) (prepayable after December 2002 with yield maintenance)................            70,941


     (1) On March 4, 1999, the Company increased its ownership interest to 34%.
     (2) As of March 4, 1999, CESCR's interest in these properties increased to approximately 100% and accordingly, CESCR's proportionate share of the applicable debt increased from $156,463 to $316,023.

                               VORNADO REALTY L.P.

Income Statement Data:

                                       Company's Income
                                from Partially Owned Entities             Total Revenues                    Net Income (loss)
                                ------------------------------   ------------------------------   ---------------------------------
                                  1998       1997       1996       1998       1997       1996       1998         1997        1996
                                --------   --------   --------   --------   --------   --------   --------     --------    --------
(amounts in thousands)

Income Applicable to
    Alexander's .............   $  3,123   $  7,873   $  7,956   $ 51,663   $ 25,369   $ 21,833   $ (6,055)*   $  7,466*   $ 24,699*
                                ========   ========   ========   ========   ========   ========   ========     ========    ========

Income from Other Partially-
Owned Investments:

Cold Storage Companies ......   $ 15,191   $  1,720   $     --   $567,867   $ 78,699   $     --   $ 16,988     $     90    $     --
                                                                 ========   ========   ========   ========     ========    ========
Hotel Pennsylvania ..........      3,678      1,055         --
 Newkirk Joint Ventures .....      2,712         --         --
 Charles E. Smith Commercial
    Realty L.P. .............      4,754         85         --
Mendik Partially-Owned Office
    Buildings ...............      3,276        424         --
Vornado Management
    Corp.,
    Mendik Management
    Company, Merchandise
    Mart Properties, Inc. ...
    and other ...............      2,414      1,374      1,855
                                --------   --------   --------
                                $ 32,025   $  4,658   $  1,855
                                ========   ========   ========

------------
* 1998 net loss includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096. 1997 net income includes income from the condemnation of a portion of a property of $8,914. 1996 income includes income from discontinued operations of $11,602 and a non-recurring gain of $14,372.


  Alexander's


         The Company owns 29.3% of the outstanding shares of common stock of Alexander's. In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum.

         The investment in and loans and advances to Alexander's are comprised of:
                                                            December 31,
                                                       ----------------------
                                                          1998        1997
                                                       ---------    ---------
(amounts in thousands)

Common stock, net of $2,196,000 and $1,596,000
    of accumulated depreciation of buildings.......    $  53,157    $  54,931
Loan receivable....................................       45,000       45,000
Deferred loan origination income...................           --          (83)
Leasing fees and other receivables.................        5,441        6,576
Equity in income...................................          222        1,894
Deferred expenses..................................          218          434
                                                       ---------    ---------
                                                       $ 104,038    $ 108,752
                                                       =========    =========

                               VORNADO REALTY L.P.

         Income applicable to Alexander's is comprised of:



                                            Year Ended December 31,
 (amounts in thousands)           -------------------------------------------
                                      1998            1997            1996
                                  ------------    -----------     -----------

 Interest income..............    $     5,395     $     6,293     $     6,848
 Equity in (loss) income......         (2,272)          1,580           1,108
                                  ------------    -----------     -----------

                                  $     3,123     $     7,873     $     7,956
                                  ===========     ===========     ===========

         Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

         The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $5,145,000 at December 31, 1998. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

         As of December 31, 1998, Interstate Properties owned approximately 15.2% of the common shares of beneficial interest of the Company and 27.1% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's, Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

  Cold Storage


         Investment represented a 60% interest in partnerships held by preferred stock affiliates. Income recognized from the Cold Storage Companies is comprised of:



           (amounts in thousands)                 Year Ended December 31,
                                                ---------------------------
                                                    1998           1997*
                                                -----------     -----------

           60% share of equity in
               net income..................     $    10,249     $     1,000
           Management fee (40% of
               1% per annum of the
               Total Combined Assets
               (as defined))...............           4,942             720
                                                -----------     -----------
                                                $    15,191     $     1,720
                                                ===========     ===========

*  Period from November 1, 1997 (date of acquisition) to December 31, 1997.


See "Subsequent Events".

                               VORNADO REALTY L.P.

  Mendik Partially-Owned Office Buildings

         These investments represented the Company's interests in the partially-owned properties included in the Mendik Transaction: Two Park Avenue (40% interest), 330 Madison Avenue (24.8% interest) and 570 Lexington Avenue (5.6% interest).

         In April 1998, the Company increased its interest in 570 Lexington Avenue to approximately 50%. Income for the year ended December 31, 1998 is comprised of equity in net income of 570 Lexington at 5.6% until the additional investment was made in April 1998, at which time equity in net income was recorded at approximately 50%. In November 1998, the Company acquired the remaining 60% interest in Two Park Avenue. Income for the year ended December 31, 1998 is comprised of equity in net income of Two Park Avenue until November, 1998 at which time, the property was accounted for on a consolidated basis for the remainder of 1998.

  Vornado Management Corp., Mendik Management Company and Merchandise Mart Properties Inc.

         These investments represent non-voting interest in preferred stock affiliates. Income is comprised of equity in the net income of these preferred stock affiliates.

                               VORNADO REALTY L.P.

5.  Debt

         Following is a summary of the Company's debt:

                                                                                             December 31,
                                                                                       -----------------------
(amounts in thousands)                                                                    1998         1997
                                                                                       ----------   ----------
Notes and Mortgage Payable:
   Fixed Interest:
     Mortgage payable cross collateralized by an aggregate of 44 shopping centers and warehouse/industrial properties, due in 2000 with
       interest at 6.36% (prepayable with yield maintenance) .......................   $  227,000   $  227,000
     Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
       with yield maintenance) .....................................................       53,901       54,612
     866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
       (prepayable without penalty) ................................................       33,000       33,000
     Monteheidra Town Center mortgage pass-through certificates, due in
       2007 ($52,014) and 2009 ($10,167), requires amortization based on 30 year term with interest at 8.23% (prepayable after August 1999 with
       yield maintenance) ..........................................................       62,181       62,698
     Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
       (prepayable with yield maintenance) .........................................       50,878           --
     Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
       (prepayable after May 2000 with yield maintenance) ..........................      158,575           --

     Other mortgages payable .......................................................       38,688       11,344
                                                                                       ----------   ----------
                                                                                          624,223      388,654

   Variable Interest:
     Two Penn Plaza mortgage payable, due in 2005, interest at LIBOR plus
       .63% (6.22% at December 31, 1998) (prepayable without penalty) ..............       80,000       80,000

     Green Acres Mall and Plaza, collateralized notes, due on August 19,
       1998, interest at LIBOR plus .78% (6.40% at
       December 31, 1997) ..........................................................           --      118,000
     Merchandise Mart mortgage payable, due in September 1999, interest at
       LIBOR plus 1.35% (6.90% at December 31, 1998) (prepayable
       without penalty) ............................................................      250,000           --

     Washington Design Center mortgage payable, due in 2000, requires amortization based on a 25 year term with interest at LIBOR plus
       1.35% (6.90% at December 31, 1998) (prepayable without penalty) .............       24,225           --
     Two Park Avenue mortgage payable, due in 2000, interest at LIBOR plus
       1.50% (6.74% at December 31, 1998) (prepayable without penalty) .............       65,000           --
     One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
       1.25% (6.35% at December 31, 1998) (prepayable after June 1999 without
       penalty) ....................................................................      275,000           --
     Eight individual notes or mortgages payable collateralized by the Market Square
       Complex with maturity dates ranging from 1999
       through 2003 and interest rates ranging from 7.25% to 8.25% at
       December 31, 1998 ...........................................................       45,302           --
                                                                                       ----------   ----------

       Total notes and mortgages payable ...........................................    1,363,750      586,654
Unsecured revolving credit facility, interest at LIBOR plus .89% (6.44% at
   December 31, 1998) (prepayable without penalty) .................................      687,250      370,000
                                                                                       ----------   ----------
       Total Debt ..................................................................   $2,051,000   $  956,654
                                                                                       ==========   ==========

                                      -78-

                               VORNADO REALTY L.P.

         The net carrying value of properties collateralizing the notes and mortgages amounted to $2,114,246,000 at December 31, 1998. As at December 31, 1998, the maturities for the next five years and thereafter are as follows:

          (in thousands)

          Year Ending December 31,                              Amount
          ------------------------                              ------
          1999...........................................   $  268,232
          2000...........................................    1,010,014
          2001...........................................       14,341
          2002...........................................      275,840
          2003...........................................       29,094
          Thereafter.....................................      453,479

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

         In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. the debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (currently 6.35%). This debt replaced the $93,192,000 bridge-mortgage loan financing put in place when the property was acquired. The Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on this loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1998 approximates its cost.

         In February 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

6.  Partners' Capital

         In April 1998, Vornado completed the sale of 10,000,000 common shares of beneficial interest, par value $.04 per share pursuant to an effective registration statement with net proceeds of approximately $401,000,000. On April 29, 1998, Vornado sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000. An equivalent number of units were issued to Vornado for the shares sold.

         In connection with the acquisition of the Mendik RELP properties in November 1998, Vornado issued 842,200 common shares with an approximate value of $29,063,000. An equivalent number of units were issued to Vornado for the shares issued.

         During the year ended December 31, 1998, certain limited partners converted their units into approximately 894,000 general partner units. The value of these units were approximately $32,780,000.

                               VORNADO REALTY L.P.

         In September 1998, the Company implemented a dividend reinvestment plan which provides holders of record of Vornado common shares and the limited partners of the Operating Partnership the opportunity to automatically reinvest all or a portion of their cash distributions received on common shares and units of the Operating Partnership into common shares. During the year ended December 31, 1998, 706 shares were issued and proceeds of approximately $24,000 were received from dividend reinvestment.


         In April 1997, Vornado completed its public offering of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6 1/2% and are convertible into common shares at $36.11 per share. The offering, net of expenses, generated approximately $276,000,000 which was used to fund the cash portion of the Mendik Transaction. In connection with the acquisition of Arbor in December 1997, Vornado issued approximately 2,936,000 common shares and 39,400 Series A Convertible Preferred Shares of Beneficial Interest. The approximate value of the shares issued at the time of the acquisition was $102,000,000. An equivalent number of units were issued to Vornado for the shares sold. Distributions on the preferred units in 1998 and 1997 were approximately $21,690,000 and $15,549,000 (including accretion of expenses in connection with the offering of $2,874,000 and $1,918,000).

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

7.  Employees' Share Option Plan

         Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares of Vornado. Options granted are at prices equal to 100% of the market price of Vornado's shares at the date of grant, 1,055,066 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant and 4,169,250 shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant. An equivalent number of units are issued when options are exercised.

         The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1998.

                               VORNADO REALTY L.P.

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per unit would have been reduced to the pro-forma amounts below, for the years ended December 31, 1998, 1997 and 1996:

                                                                              December 31,
                                                                -------------------------------------------
                                                                   1998            1997             1996
                                                                ---------        ---------        ---------

(amounts in thousands, except unit amounts)

Net income applicable to Class A units:
    As reported..............................................   $ 131,164        $  45,474        $  61,364
    Pro-forma................................................     117,938           38,416           60,613

Net income per Class A unit applicable to Class A units:
    Basic:
      As reported............................................   $    1.62        $     .83        $    1.26
      Pro-forma..............................................        1.46              .70             1.24
    Diluted:
      As reported............................................        1.59              .79             1.25
      Pro forma..............................................        1.43              .67             1.23

         The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1998, 1997 and 1996.

                                                          December 31,
                                                  ------------------------------
                                                   1998       1997        1996
                                                  -------    -------     -------
 Expected volatility........................        19%        25%         26%
 Expected life..............................      5 years    5 years     5 years
 Risk-free interest rate....................       4.6%       6.4%        5.6%
 Expected dividend yield....................       5.3%       3.4%        5.1%

         A summary of the Plan's status, and changes during the years then ended, is presented below:

                                                  December 31, 1998            December 31, 1997           December 31, 1996
                                              -------------------------   --------------------------   ---------------------------
                                                              Weighted-                    Weighted-                     Weighted-
                                                               Average                      Average                       Average
                                                              Exercise                     Exercise                      Exercise
                                              Shares/Units     Price      Shares/Units       Price      Shares/Units       Price
                                              ------------     -----      ------------       -----      ------------       -----

Outstanding at January 1.................       5,529,917     $   24.43     4,139,386      $  22.51         1,079,880    $   12.27
Granted..................................       3,436,250         44.99     1,521,500         29.99         3,741,500        23.14
Exercised................................         (41,851)        21.95       (33,969)        18.69         (681,994)         9.75
Cancelled................................        (200,000)        32.93       (97,000)        31.25                --           --
                                                ---------                   ---------                    ------------
Outstanding at December 31...............       8,724,316     $   32.35     5,529,917      $  24.43         4,139,386    $   22.51
                                                =========                   =========                    ============
Options exercisable at December 31.......       2,703,407                   1,327,418                         420,770
                                                =========                   =========                    ============
Weighted-average fair value of options
    granted during the year ended
    December 31 (per option).............       $    5.33                   $    7.87                    $       4.75
                                                =========                   =========                    ============

                               VORNADO REALTY L.P.

         The following table summarizes information about options outstanding under the Plan at December 31, 1998:

                                                 Options Outstanding                                    Options Exercisable
                           -------------------------------------------------------------     ---------------------------------------
                                 Number           Weighted-Average                                 Number
        Range of             Outstanding at           Remaining         Weighted-Average       Exercisable at      Weighted-Average
     Exercise Price         December 31, 1998     Contractual Life       Exercise Price       December 31, 1998     Exercise Price
     --------------         -----------------     ----------------       --------------       -----------------     --------------

     $6  to  $12                    52,868             4.0 Years               $11                   52,868              $11
    $17  to  $19                   536,769             6.1 Years                18                  536,769               18
             $23                 3,500,000             7.9 Years                23                1,400,000               23
             $26                   289,929             8.1 Years                26                  214,920               26
             $30                   764,800             8.2 Years                30                  309,400               30
    $32  to  $36                   195,500             8.5 Years                34                   87,750               34
    $38  to  $40                   241,500             9.4 Years                39                       --               --
    $41  to  $44                   132,700             9.2 Years                43                    1,700               41
             $45                 2,745,250             9.1 Years                45                  100,000               45
             $48                   265,000             9.1 Years                48                       --               --
                                ----------                                                       ----------
     $6  to  $48                 8,724,316             8.3 Years               $32                2,703,407              $24
                                ==========                                                       ==========

Vornado shares available for future grant under the Plan at December 31, 1998 were 4,103,382.

         In connection with the acquisition of Arbor in December 1997, the Company issued 60,000 options to a third party outside of the Plan parameters. These options were granted at $43.75 per unit and immediately vested. No expense was incurred related to this issuance as it was accounted for as component of the acquisition price.

8.  Retirement Plan

         In December 1997, benefits under the Plan were frozen. Prior to December 31, 1997, the Company's qualified retirement plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

         Pension expense includes the following components:

                                                                                 Year Ended December 31,
                                                                        -------------------------------------------
                                                                          1998               1997            1996
                                                                        -------            -------          -------
(amounts in thousands, except percentages)
Service cost--benefits earned during the period...............          $    --            $   115          $   108
Interest cost on projected benefit obligation.................              594                607              544
Actual return on assets.......................................             (334)              (494)            (179)
Net amortization and deferral.................................               51                347              (59)
                                                                        -------            -------          -------
Net pension expense...........................................          $   311            $   575          $   414
                                                                        =======            =======          =======
Assumptions used in determining the net
     pension expense were:
Discount rate.................................................            6 3/4%             7 1/4%           7 1/2%
Rate of increase in compensation levels.......................               --*             5 1/2%           5 1/2%
Expected rate of return on assets.............................                7%                 7%               8%

* Not applicable, as benefits under the Plan were frozen in December 1997.

                               VORNADO REALTY L.P.

         The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

                                                                            December 31,
                                                                     ---------------------------
                                                                        1998             1997
                                                                     ---------         ---------
(amounts in thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation..................................      $   8,853         $   8,245
                                                                     =========         =========
    Accumulated benefit obligation.............................      $   8,952         $   8,337
                                                                     =========         =========
    Projected benefit obligation...............................      $   8,952         $   8,337
    Plan assets at fair value..................................          5,551             4,901
                                                                     ---------         ---------
Projected benefit obligation in excess of plan assets..........          3,401             3,436
Unrecognized net obligations...................................         (2,269)           (1,086)
Adjustment required to recognize minimum liability.............          2,269             1,086
                                                                     ---------         ---------
Accrued pension costs..........................................      $   3,401         $   3,436
                                                                     =========         =========

         Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.  Leases

         As lessor:


         The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 1998, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

 (in thousands)

 Year Ending December 31:                                        Amount
 -----------------------                                        ---------
 1999..................................................         $ 474,990
 2000..................................................           454,327
 2001..................................................           422,600
 2002..................................................           394,066
 2003..................................................           354,323
 Thereafter............................................         2,287,595


         These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,493,000, $1,786,000 and $936,000 for the years ended December 31, 1998, 1997 and 1996.

         None of the Company's tenants, represented more than 10% of the Company's total revenues for the year ended December 31, 1998.

                               VORNADO REALTY L.P.

         As lessee:


         The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 1998, are as follows:

(in thousands)


 Year Ending December 31:                                              Amount
 ------------------------                                             --------
 1999...........................................................      $  9,297
 2000...........................................................         6,359
 2001...........................................................         6,503
 2002...........................................................         6,081
 2003...........................................................         5,586
 Thereafter.....................................................       122,700

         Rent expense was $5,937,000, $2,001,000 and $1,465,000 for the years ended December 31, 1998, 1997 and 1996.

10.  Contingencies

         At December 31, 1998, in addition to the $687,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized $100,165,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

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

11.  Net Gain From Insurance Settlement and Condemnation Proceedings

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

         On September 1, 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000). The Company is contesting the amount of the award.

                               VORNADO REALTY L.P.

12.  Repurchase Agreements

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

13.  Other Related Party Transactions

         Pursuant to his employment contract, in December 1996 Mr. Fascitelli, the President of the Company, received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 919,540 of Vornado common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Accordingly, cash of $5,000,000 and 919,540 Vornado common shares are being held in an irrevocable trust (the fair value of this obligation was $35,628,000 at December 31, 1998).

         During 1998, the Company made loans to Mr. Fascitelli aggregating $7,600,000 in accordance with the terms of his employment contract. The loans have a five-year term and bear interest, payable quarterly, at a weighted average rate of 5.16% (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

         At December 31, 1998, the loans due from Mr. Roth, Mr. Rowan and Mr. Macnow in connection with their stock option exercises were $13,930,000 ($4,897,000 of which is shown as a reduction in shareholders' equity), $144,000 and $130,000, respectively. The loans bear interest at a rate equal to the broker call rate (6.50% at December 31, 1998) but not less than the minimum applicable federal rate provided under the Internal Revenue Code. Interest on the loan to Mr. Roth is payable quarterly. Mr. Roth's loan, is due in December 2002. The Company has agreed on each January 1st (commencing January 1, 1997) to forgive one-fifth of the amounts due from Mr. Rowan and Mr. Macnow, provided that they remain employees of the Company.

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1998, 1997 and 1996, $1,365,000 and $1,184,000
and $2,074,000 of management fees were earned by the Company pursuant to the management agreement.

         The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. The Company was charged fees in connection with these contracts of $25,686,000 for the year ended December 31, 1998 and $9,965,000 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

         The common stock of the preferred stock affiliates which own interests in the Cold Storage Companies, Hotel Pennsylvania and related management companies is owned by Officers and Trustees of Vornado.

                               VORNADO REALTY L.P.

14.  Preferential Allocations

         The preferential allocations represent limited partners interests in the Operating Partnership and are comprised of:

                                           Outstanding                    Preferred or
                                            Units at         Per Unit        Annual       Conversion Rate
                                          December 31,     Liquidation    Distribution      Into Class A
 Unit Series                                  1998          Preference        Rate             Units
 -----------                                  ----          ----------        ----             -----



 Class A...........................         1,887,781            --        $    1.76              (a)
 Class C...........................         3,534,098            --        $    1.69 (b)           1.0 (c)
 Class D...........................         1,332,596            --        $   2.015               1.0 (d)
 5.0% B-1 Convertible Preferred....           899,566      $   50.00       $    2.75              .914
 8.0% B-2 Convertible Preferred....           449,783      $   50.00       $    4.00              .914
 6.5% C-1 Convertible Preferred....           747,912      $   50.00       $    3.25            1.1431
 8.5% D-1 Cumulative Redeemable
   Preferred.......................         3,500,000      $   25.00       $   2.125              (e)

-------------
(a) Class A units are convertible into one common share of beneficial interest in Vornado or cash at Vornado's option.
(b) Class C unit holders participated in distributions at an annual rate of $1.69, then pari passu with the Class A rate.
(c) Mandatory conversion of Class C units occurs after four consecutive quarters of distributions of at least $.4225 per unit ($1.69 annually).
(d) Mandatory conversion of Class D units occurs after four consecutive quarters of distributions of at least $.50375 per unit ($2.015 annually), then pari passu with the Class A rate.
(e)  Convertible into an equivalent Vornado 8.5% preferred share.

                               VORNADO REALTY L.P.

15.  Earnings Per Class A Unit

         The following table sets forth the computation of basic and diluted earnings per Class A Unit:

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
                                                                              1998              1997              1996
                                                                          -----------       -----------       -----------
(amounts in thousands, except per unit amounts)

Numerator:
    Net income....................................................        $   168,386       $    68,316       $    61,364
    Preferred unit distributions..................................            (21,690)          (15,549)               --
    Preferential allocations......................................            (15,532)           (7,293)               --
                                                                          -----------       -----------       -----------
    Numerator for basic and diluted earnings per Class A Unit--
      net income applicable to Class A units......................        $   131,164       $    45,474       $    61,364
                                                                          ===========       ===========       ===========
Denominator:
    Denominator for basic earnings per Class A unit--
      weighted average units......................................         80,724,132        55,097,656        48,854,832
    Effect of dilutive securities:
      Employee stock options......................................          1,931,818         2,119,553           352,052
                                                                          -----------       -----------       -----------
    Denominator for diluted earnings per Class A unit--adjusted
      weighted average units and assumed conversions..............         82,655,950        57,217,209        49,206,884
                                                                          ===========       ===========       ===========
Net income per Class A unit--basic...............................        $      1.62       $      0.83       $      1.26
Net income per Class A unit--diluted..............................        $      1.59       $      0.79       $      1.25

16.  Summary of Quarterly Results (Unaudited)

         The following summary represents the results of operations for each quarter in 1998 and 1997:




                                                                                                 Net Income Per
                                                                               Net Income        Class A Unit (1)
                                                                              Applicable to    -------------------
                                                                 Revenue      Class A Units     Basic       Diluted
                                                                 -------      -------------     -----       -------
(amounts in thousands, except unit amounts)
1998
   March 31..............................................      $   90,211      $ 26,064          $.36        $.35
   June 30...............................................         128,523        30,894           .38         .37
   September 30..........................................         140,672        39,659           .47         .46
   December 31...........................................         150,454        34,547           .41         .40

1997
   March 31..............................................      $   29,297      $  9,690          $.19        $.18
   June 30...............................................          50,662         8,933           .17         .17
   September 30..........................................          61,868        10,385           .20         .19
   December 31...........................................          67,304        16,466           .26         .25

------------
(1) The total for the year may differ from the sum of the quarters as a result of weighting.

                               VORNADO REALTY L.P.

17.  Segment Information


         The Company has four business segments: Office, Retail, Cold Storage and Merchandise Mart Properties. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States. Accordingly, selected financial information related to each segment is presented for 1998 and 1997 only.


           (amounts in thousands)
                                                                         December 31, 1998
                                   -------------------------------------------------------------------------------------------
                                                                     Cold          Merchandise
                                      Office        Retail         Storage            Mart         Other(2)           Total
                                   -----------    -----------    -----------      -----------    -----------       -----------

Total revenues                     $   247,499    $   167,155    $        --      $    86,521    $     8,685       $   509,860
Total expenses                         151,573         70,334             --           50,761         22,340           295,008
                                   -----------    -----------    -----------      -----------    -----------       -----------
Operating income                        95,926         96,821             --           35,760        (13,655)          214,852
Income applicable to Alexander's            --             --             --               --          3,123             3,123
Income from partially-owned
    entities                            10,854            258         15,191           (1,969)         7,691            32,025
Interest and other investment
    income                               4,467          2,159             --              639         16,809            24,074
Interest and debt expense              (25,175)       (32,249)            --          (18,711)       (38,551)         (114,686)
Net gain from insurance
    settlement and
    condemnation proceeding                 --             --             --               --          9,649             9,649
Minority interest                         (651)            --             --               --             --              (651)
                                   -----------    -----------    -----------      -----------    -----------       -----------
Net income                              85,421         66,989         15,191           15,719        (14,934)          168,386
Minority interest                          651             --             --               --             --               651
Interest and debt expense(5)            40,245         32,709         26,541           18,711         46,272           164,478
Depreciation and amortization(5)        39,246         15,520         33,117            9,899          6,517           104,299
Net gain from insurance
    settlement and
    condemnation proceeding                 --             --             --               --         (9,649)           (9,649)
Straight-lining of rents(5)             (6,845)        (3,203)            --           (4,882)        (1,202)          (16,132)
Other                                      (79)            --          8,872(3)            --          6,262(4)         15,055
                                   -----------    -----------    -----------      -----------    -----------       -----------
EBITDA(1)                          $   158,639    $   112,015    $    83,721      $    39,447    $    33,266       $   427,088
                                   ===========    ===========    ===========      ===========    ===========       ===========
Balance sheet data:
    Real estate, net               $ 1,777,919    $   565,723    $        --      $   729,485    $    15,948       $ 3,089,075
    Investments and advances to
      partially-owned entities         118,337          2,946        459,172           26,638        220,747           827,840
    Capital expenditures:
      Acquisitions                     923,000         38,000        175,000          745,000        178,000         2,059,000
      Other                             51,162          5,535         12,463           10,314          1,074            80,548


           (amounts in thousands)
                                                                         December 31, 1997
                                     -------------------------------------------------------------------------------------
                                                                      Cold       Merchandise
                                       Office          Retail        Storage         Mart         Other(2)        Total
                                     -----------    -----------    -----------   -----------    -----------    -----------

Total revenues                       $    80,846    $   120,299    $        --   $        --    $     7,986    $   209,131
Total expenses                            50,186         46,204             --            --         37,835        134,225
                                     -----------    -----------    -----------   -----------    -----------    -----------
Operating income                          30,660         74,095             --            --        (29,849)        74,906
Income applicable to Alexander's              --             --             --            --          7,873          7,873
Income from partially-owned
    entities                               1,015             --          1,720            --          1,923          4,658
Interest and other investment
    income                                 6,834          2,296             --            --         14,637         23,767
Interest and debt expense                (19,893)            --             --            --        (13,986)       (42,888)
Net gain from insurance
    settlement and
    condemnation proceeding                   --             --             --            --             --             --
Minority interest                             --             --             --            --             --             --
                                     -----------    -----------    -----------   -----------    -----------    -----------
Net income                                29,500         56,498          1,720            --         21,298         68,316
Minority interest                             --             --             --            --             --             --
Interest and debt expense(5)              13,707         19,893          5,839            --         14,956         54,395
Depreciation and amortization(5)          12,813         11,706          4,182            --          3,271         31,972
Net gain from insurance
    settlement and
    condemnation proceeding                   --             --             --            --             --             --
Straight-lining of rents(5)                 (645)        (2,558)            --            --           (729)        (3,932)
Other                                      1,303            970             17            --         (2,615)          (325)
                                     -----------    -----------    -----------   -----------    -----------    -----------
EBITDA(1)                            $    56,678    $    86,509    $    11,758   $        --    $    (4,519)   $   150,426
                                     ===========    ===========    ===========   ===========    ===========    ===========
Balance sheet data:
    Real estate, net                 $   803,324    $   564,214    $        --   $        --    $    23,120    $ 1,390,659
    Investments and advances to
      partially-owned entities           105,586          4,451        243,846            --        128,904        482,787
    Capital expenditures:
      Acquisitions                       965,000        366,000        600,000            --         64,000      1,995,000
      Other                               12,992          8,445          6,102            --          2,352         29,891


------------
See footnotes 1-5 on the next page.

                               VORNADO REALTY L.P.

Notes to segment information:

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
    (3) Includes adding back of (i) $4,287 of income taxes and related items, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITS and (ii) non-recurring unification costs of $4,585.
    (4) Primarily represents the Company's equity in Alexander's loss from the write-off of the carrying value of Alexander's Lexington Avenue buildings.
    (5) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

18.  Subsequent Events

  Acquisition of 888 Seventh Avenue

         On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building for approximately $100,000,000.

  Additional Investment in Newkirk

         In March 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

   Charles E. Smith Commercial Realty L.P.

         On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired on March 4, 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

         The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Company's operating partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

         In connection with these transactions, the Company made a five-year $41,000,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Operating Partnership's units issued to CAPI as well as certain real estate assets.


   Offering of Preferred Shares


         On March 17, 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds of approximately $72,200,000. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds of $9,700,000. The perpetual preferred shares may be called without penalty at the option of Vornado commencing on March 17, 2004. An equivalent number of units were issued by Vornado for the shares sold.

                               VORNADO REALTY L.P.

Sale of Non-Real Estate Assets of AmeriCold Logistics


         On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151 million. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The Operating Partnership is managed by Vornado, its general partner. Information relating to trustees of Vornado will be contained in a definitive Proxy Statement involving the election of trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. Information relating to Executive Officers of Vornado appears at page 42 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         Information relating to Vornado's executive compensation will be contained in Vornado's Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information relating to security ownership of certain beneficial owners and management will be contained in Vornado's Proxy Statement referred to in
Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

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

                                                                  Pages in this
                                                                  Annual Report
                                                                  on Form 10-K
                                                                  ------------
Independent Auditors' Report
   II--Valuation and Qualifying Accounts--
       years ended December 31, 1998, 1997 and 1996..............       94
   III--Real Estate and Accumulated Depreciation
        as of December 31, 1998..................................       95

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

Exhibit No.
-----------
  12 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements.
  21       Subsidiaries of the Registrant.
  23       Consent of Independent Auditors to Incorporation by Reference.
  27       Financial Data Schedule.

     (b)   Reports on Form 8-K and Form 8-K/A

     During the last quarter of the period covered by this Annual Report on Form 10-K described below.

Period Covered:
(Date of Earliest
Event Reported)                           Items Reported                          Date of Report
---------------                           --------------                          --------------
October 22, 1998          Court approval of Mendik RELP litigation settlement;    June 2, 1998
                          resignation of Bernard H. Mendik
November 30, 1998         Issuance of Series D-1 Preferred Units by               November 12, 1998
                          Vornado Realty L.P.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VORNADO REALTY L.P.


                                           By:   /s/ Irwin Goldberg
                                               ---------------------------------
                                                 Irwin Goldberg, Vice President,
                                                      Chief Financial Officer



                                           Date:  March 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                              Title                           Date
                ---------                              -----                           ----
By:        /s/  Steven Roth                    Chairman of the Board of             March 24, 1999
   ----------------------------------------      Trustees (Principal Executive
                (Steven Roth)                    Officer)


By:        /s/  Michael D. Fascitelli          President and Trustee                March 24, 1999
   ----------------------------------------
                (Michael D. Fascitelli)

By:        /s/  Irwin Goldberg                 Vice President--                     March 24, 1999
   ----------------------------------------      Chief Financial Officer
                (Irwin Goldberg)

By:        /s/  David Mandelbaum               Trustee                              March 24, 1999
   ----------------------------------------
                (David Mandelbaum)

By:        /s/  Stanley Simon                  Trustee                              March 24, 1999
   ----------------------------------------
                (Stanley Simon)

By:        /s/  Ronald G. Targan               Trustee                              March 24, 1999
   ----------------------------------------
                (Ronald G. Targan)

By:        /s/  Russell B. Wight, Jr.          Trustee                              March 24, 1999
   ----------------------------------------
                (Russell B. Wight, Jr.)

By:        /s/  Richard R. West                Trustee                              March 24, 1999
   ----------------------------------------
                (Richard R. West)


                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                Column A                         Column B         Column C                     Column D                   Column E
-------------------------------------------    ------------    ---------------  --------------------------------------    --------
                                                  Balance         Additions                    Deductions                  Balance
                                               at Beginning    Charged Against  --------------------------------------     at End
Description                                     of Year          Operations          Description               Amount      of Year
-----------                                     -------          ----------          -----------               ------      -------
                                                                               (amounts in thousands)
Year Ended December 31, 1998:
    Deducted from accounts receivable,
      allowance for doubtful accounts.....        $658              $2,547        Uncollectible accounts         $161       $ 3,044
                                                  ====              ======             written-off               ====       =======
Year Ended December 31, 1997:
    Deducted from accounts receivable,
      allowance for doubtful accounts.....        $575              $  305        Uncollectible accounts         $222       $   658
                                                  ====              ======           written-off                 ====       =======
Year Ended December 31, 1996:
    Deducted from accounts receivable
      allowance for doubtful accounts.....        $578              $  211        Uncollectible accounts         $214       $   575
                                                  ====              ======           written-off                 ====       =======


                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)


   -------------------------- -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A             COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   -------------------------- -------------- ------------------------------ ------------- --------------------------------------


                                                    Initial cost to                               Gross amount at which
                                                      company(1)               Costs           carried at close of period
                                              ---------------------------   capitalized        ---------------------------
                                                               Buildings     subsequent
                                                                  and            to                   Buildings and
   Description                Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                              ------------    -----------    ------------   -----------   --------  ---------------- ------------
   Office Buildings
     New York
       One Penn Plaza
         Manhattan             $   275,000    $        --     $   412,169    $    3,539   $     --   $   415,708     $ 415,708
       Two Penn Plaza,
         Manhattan                  80,000         53,615         164,903        38,131     53,615       203,034       256,649
       770 Broadway
         Manhattan                      --         52,898          95,686         3,605     52,898        99,291       152,189
       Eleven Penn Plaza,
         Manhattan                  53,901         40,333          85,259         5,816     40,333        91,075       131,408
       Two Park Avenue
         Manhattan                  65,000         44,050          69,715            --     44,050        69,715       113,765
       90 Park Avenue,
         Manhattan                      --          8,000         175,890         4,624      8,000       180,514       188,514
       330 West 34th Street
         Manhattan                      --             --           8,599            --         --         8,599         8,599
       1740 Broadway,
         Manhattan                      --         26,971         102,890         5,007     26,971       107,897       134,868
       150 East 58th Street
         Manhattan                      --         39,303          80,216            45     39,303        80,261       119,564
       866 United Nations Plaza,
         Manhattan                  33,000         32,196          37,534         2,543     32,196        40,077        72,273
       640 Fifth Avenue,
         Manhattan                      --         38,224          25,992           424     38,224        26,416        64,640
       40 Fulton Street
         Manhattan                      --         20,400          34,235         1,025     20,400        35,260        55,660
       20 Broad Street
         Manhattan                      --             --          28,760            55         --        28,815        28,815
       689 Fifth Avenue
         Manhattan                      --         19,721          13,446            10     19,721        13,456        33,177
       550/600 Mamaroneck
       Avenue
         Westchester                 6,500             --          21,770            30         --        21,800        21,800
                               -----------    -----------     -----------    ----------   --------   -----------     ---------
           Total New York          513,401        375,711       1,357,064        64,854    375,711     1,421,918     1,797,629
                               -----------    -----------     -----------    ----------   --------   -----------     ---------



                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)


   -------------------------- --------------- -------------- -------------- -------------
           COLUMN A               COLUMN F      COLUMN G       COLUMN H       COLUMN I
   -------------------------- --------------- -------------- -------------- -------------

                                                                              Life on
                                                                               which
                                                                            depreciation
                                Accumulated                                  in latest
                                depreciation                                   income
                                    and          Date of         Date        statement
   Description                  amortization  construction(3)  Acquired     is computed
                              --------------- --------------  ----------   --------------


   Office Buildings
     New York
       One Penn Plaza
         Manhattan                $    9,552      1972           1998        39 Years
       Two Penn Plaza,
         Manhattan                     8,240      1968           1997        39 Years
       770 Broadway
         Manhattan                     1,224      1907           1998        39 Years
       Eleven Penn Plaza,
         Manhattan                     3,940      1923           1997        39 Years
       Two Park Avenue
         Manhattan                     3,416      1928           1998        39 Years
       90 Park Avenue,
         Manhattan                     6,199      1964           1997        39 Years
       330 West 34th Street
         Manhattan                        28      1925           1998        39 Years
       1740 Broadway,
         Manhattan                     4,809      1950           1997        39 Years
       150 East 58th Street
         Manhattan                     1,679      1969           1998        39 Years
       866 United Nations Plaza,
         Manhattan                     1,693      1966           1997        39 Years
       640 Fifth Avenue,
         Manhattan                       695      1950           1997        39 Years
       40 Fulton Street
         Manhattan                       518      1987           1998        39 Years
       20 Broad Street
         Manhattan                       305      1956           1998        39 Years
       689 Fifth Avenue
         Manhattan                       129      1925           1998        39 Years
       550/600 Mamaroneck
       Avenue
         Westchester                      70   1971/1969         1998        39 Years
                                 -----------
           Total New York             42,497
                                 -----------



                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   -------------------------- -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A             COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   -------------------------- -------------- ------------------------------ ------------- --------------------------------------


                                                    Initial cost to                               Gross amount at which
                                                      company(1)               Costs           carried at close of period
                                              ---------------------------   capitalized        ---------------------------
                                                               Buildings     subsequent
                                                                  and            to                   Buildings and
   Description                Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                              ------------    -----------    ------------   -----------   --------  ---------------- ------------


     Connecticut
       Westport                      8,000          4,544           9,753           369      4,544        10,122        14,666
                               -----------    -----------     -----------    ----------   --------   -----------     ---------
           Total Connecticut         8,000          4,544           9,753           369      4,544        10,122        14,666
                               -----------    -----------     -----------    ----------   --------   -----------     ---------

     New Jersey
       Paramus                         250             --           8,345         2,927         --        11,272        11,272
                               -----------    -----------     -----------    ----------   --------   -----------     ---------

           Total New Jersey            250             --           8,345         2,927         --        11,272        11,272

                                                                                     --
   Total Office Buildings          521,651        380,255       1,375,162        68,150    380,255     1,443,312     1,823,567
                               -----------    -----------     -----------    ----------   --------   -----------     ---------

   Merchandise Mart
   Properties
     Illinois
       Merchandise Mart
         Chicago                   250,000         64,528         319,146         4,653     64,528       323,799       388,327
       Apparel Center
         Chicago                        --         14,238          67,008         3,838     14,238        70,846        85,084

     Washington D.C.
       Washington Office            50,878         10,721          69,658           134     10,721        69,792        80,513
         Center
       Washington Design            24,225         12,276          40,662         1,660     12,276        42,322        54,598
         Center
       Other                                        9,174           6,273            45      9,174         6,318        15,492

     North Carolina
       Market Square Complex
         High Point                 45,302         11,969          85,478            --     11,969        85,478        97,447
       National Furniture
         Mart
         High Point                 13,831          1,069          16,761            --      1,069        16,761        17,830
                               -----------    -----------     -----------    ----------   --------   -----------     ---------
   Total Merchandise Mart          384,236        123,975         604,986        10,330    123,975       615,316       739,291
                               -----------    -----------     -----------    ----------   --------   -----------     ---------


                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   --------------------------  --------------- -------------- -------------- -------------
           COLUMN A                COLUMN F      COLUMN G       COLUMN H       COLUMN I
   --------------------------  --------------- -------------- -------------- -------------

                                                                               Life on
                                                                                which
                                                                             depreciation
                                 Accumulated                                  in latest
                                 depreciation                                   income
                                     and          Date of         Date        statement
   Description                   amortization  construction(3)  Acquired     is computed
                               --------------- --------------  ----------   --------------


     Connecticut
       Westport                       234      1980           1998        39 Years
                              -----------
           Total Connecticut          234
                              -----------

     New Jersey
       Paramus                      2,916      1967           1987        26 -- 40
                              -----------
                                                                            Years
           Total New Jersey         2,916
                              -----------

   Total Office Buildings          45,647
                              -----------

   Merchandise Mart
   Properties
     Illinois
       Merchandise Mart
         Chicago                    6,043      1930           1998        40 Years
       Apparel Center
         Chicago                    1,314      1977           1998        40 Years

     Washington D.C.
       Washington Office            1,323      1990           1998        40 Years
         Center
       Washington Design              801      1919           1998        40 Years
         Center
       Other                          118                     1998        40 Years

     North Carolina
       Market Square Complex
         High Point                   180  1902 -- 1989       1998        40 Years
       National Furniture
         Mart
         High Point                    27      1964           1998        40 Years
                              -----------
   Total Merchandise Mart           9,806
                              -----------

                                      -96-

                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   ------------------------ -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A           COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   ------------------------ -------------- ------------------------------ ------------- --------------------------------------

                                                  Initial cost to                               Gross amount at which
                                                    company(1)               Costs           carried at close of period
                                            ---------------------------   capitalized        ---------------------------
                                                             Buildings     subsequent
                                                                and            to                   Buildings and
   Description              Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                            ------------    -----------    ------------   -----------   --------  ---------------- ------------
Shopping Centers
  New Jersey
    Bordentown                    3,276*           498           3,176         1,113         713          4,074          4,787
    Bricktown                     9,919*           929           2,175         9,180         929         11,355         12,284
    Cherry Hill                   9,706*           915           3,926         3,304         915          7,230          8,145
    Delran                        2,848*           756           3,184         2,421         756          5,605          6,361
    Dover                         3,635*           224           2,330         2,575         204          4,925          5,129
    East Brunswick                8,205*           319           3,236         6,638         319          9,874         10,193
    East Hanover                 11,066*           376           3,063         3,539         477          6,501          6,978
    East Hanover (Conran's)          --          1,756           8,706            --       1,756          8,706         10,462
    Hackensack                       --            536           3,293         7,255         536         10,548         11,084
    Jersey City                  10,381*           652           2,962         1,798         652          4,760          5,412
    Kearny (4)                       --            279           4,429        (1,208)        290          3,210          3,500
    Lawnside                      5,708*           851           2,222         1,412         851          3,634          4,485
    Lodi (5)                      2,420*           245           1,981            --         245          1,981          2,226
    Manalapan                     6,397*           725           2,447         4,945         725          7,392          8,117
    Marlton                       5,398*         1,514           4,671           605       1,611          5,179          6,790
    Middletown                    7,761*           283           1,508         3,944         283          5,452          5,735
    Morris Plains                 6,600*         1,254           3,140         3,317       1,104          6,607          7,711
    North Bergen (4)                 --            510           3,390          (955)      2,309            636          2,945
    North Plainfield              3,109            500          13,340           354         500         13,694         14,194
    Totowa                       15,646*         1,097           5,359        10,941       1,163         16,234         17,397
    Turnersville                  2,116*           900           2,132            66         900          2,198          3,098
    Union                        15,975*         1,014           4,527         1,908       1,014          6,435          7,449
    Vineland                      2,358*           290           1,594         1,253         290          2,847          3,137
    Watchung (4)                     --            451           2,347         6,871       4,200          5,469          9,669
    Woodbridge                    8,792*           190           3,047           711         220          3,728          3,948
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total New Jersey        141,316         17,064          92,185        71,987      22,962        158,274        181,236
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  New York
    14th Street and Union
      Square, Manhattan              --         12,566           4,044         3,525      12,581          7,554         20,135
    Albany (Menands)                 --            460           1,677         2,756         460          4,433          4,893
    Buffalo (Amherst)             4,863*           402           2,019         2,126         636          3,911          4,547
    Freeport                      8,021*         1,231           3,273         2,848       1,231          6,121          7,352
    New Hyde Park                 2,043*            --              --           126          --            126            126
    North Syracuse                   --             --              --            23          --             23             23
    Rochester (Henrietta)         2,203*            --           2,124         1,156          --          3,280          3,280
    Rochester                     2,832*           443           2,870           596         443          3,466          3,909

   -------------------------- --------------- -------------- -------------- -------------
           COLUMN A               COLUMN F      COLUMN G       COLUMN H       COLUMN I
   -------------------------- --------------- -------------- -------------- -------------
                                                                              Life on
                                                                               which
                                                                            depreciation
                                Accumulated                                  in latest
                                depreciation                                   income
                                    and          Date of         Date        statement
   Description                  amortization  construction(3)  Acquired     is computed
                              --------------- --------------  ----------   --------------
Shopping Centers
  New Jersey
    Bordentown                        3,723        1958         1958         7 -- 40 Years
    Bricktown                         4,669        1968         1968        22 -- 40 Years
    Cherry Hill                       5,106        1964         1964        12 -- 40 Years
    Delran                            2,900        1972         1972        16 -- 40 Years
    Dover                             2,851        1964         1964        16 -- 40 Years
    East Brunswick                    5,212        1957         1957         8 -- 33 Years
    East Hanover                      4,431        1962         1962         9 -- 40 Years
    East Hanover (Conran's)              54        1979         1998           40 Years
    Hackensack                        4,585        1963         1963        15 -- 40 Years
    Jersey City                       3,605        1965         1965        11 -- 40 Years
    Kearny (4)                        1,088        1938         1959        23 -- 29 Years
    Lawnside                          2,127        1969         1969        17 -- 40 Years
    Lodi (5)                             --        1998         1975             (5)
    Manalapan                         3,741        1971         1971        14 -- 40 Years
    Marlton                           3,722        1973         1973        16 -- 40 Years
    Middletown                        2,713        1963         1963        19 -- 40 Years
    Morris Plains                     4,474        1961         1985         7 -- 19 Years
    North Bergen (4)                    100        1993         1959           30 Years
    North Plainfield                  4,384        1955         1989        21 -- 30 Years
    Totowa                            5,687        1957         1957        19 -- 40 Years
    Turnersville                      1,669        1974         1974        23 -- 40 Years
    Union                             5,001        1962         1962         6 -- 40 Years
    Vineland                          1,787        1966         1966        18 -- 40 Years
    Watchung (4)                        742        1994         1959        27 -- 30 Years
    Woodbridge                        2,895        1959         1959        11 -- 40 Years
                                -----------
        Total New Jersey             77,266
                                -----------

  New York
    14th Street and Union
      Square, Manhattan                 800        1965         1993         36 -- 39 Years
    Albany (Menands)                  1,979        1965         1965         22 -- 40 Years
    Buffalo (Amherst)                 2,535        1968         1968         13 -- 40 Years
    Freeport                          2,780        1981         1981         15 -- 40 Years
    New Hyde Park                       123        1970         1976          6 -- 10 Years
    North Syracuse                       23        1967         1976         11 -- 12 Years
    Rochester (Henrietta)             2,063        1971         1971         15 -- 40 Years
    Rochester                         2,427        1966         1966         10 -- 40 Years

                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   ------------------------ -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A           COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   ------------------------ -------------- ------------------------------ ------------- --------------------------------------

                                                  Initial cost to                               Gross amount at which
                                                    company(1)               Costs           carried at close of period
                                            ---------------------------   capitalized        ---------------------------
                                                             Buildings     subsequent
                                                                and            to                   Buildings and
   Description              Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                            ------------    -----------    ------------   -----------   --------  ---------------- ------------
    Valley Stream (Green        165,574        138,691          99,586         1,653     140,069         99,861        239,930
      Acres)                -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total New York          185,536        153,793         115,593        14,809     155,420        128,775        284,195
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  Pennsylvania
    Allentown                     7,696*            70           3,446        10,183         334         13,365         13,699
    Bensalem                      3,967*         1,198           3,717         1,168       1,198          4,885          6,083
    Bethlehem                        --            278           1,806         3,873         278          5,679          5,957
    Broomall                      3,260*           734           1,675         1,630         850          3,189          4,039
    Glenolden                     4,245*           850           1,295           744         850          2,039          2,889
    Lancaster                     2,312*           606           2,312         2,643         606          4,955          5,561
    Levittown                     2,283*           193           1,231           132         193          1,363          1,556
    10th and Market
      Streets, Philadelphia          --            933           3,230         5,426         933          8,656          9,589
    Upper Moreland                3,517*           683           2,497           498         683          2,995          3,678
    York                          1,463*           421           1,700         1,248         421          2,948          3,369
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Pennsylvania       28,743          5,966          22,909        27,545       6,346         50,074         56,420
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  Maryland
    Baltimore (Belair Rd.)           --            785           1,333         3,146         785          4,479          5,264
    Baltimore (Towson)            5,779*           581           2,756           722         581          3,478          4,059
    Baltimore (Dundalk)           4,084*           667           1,710         3,209         667          4,919          5,586
    Glen Burnie                   2,299*           462           1,741         1,281         462          3,022          3,484
    Hagerstown                       --            168           1,453           885         168          2,338          2,506
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Maryland           12,162          2,663           8,993         9,243       2,663         18,236         20,899
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  Connecticut
    Newington                     3,042*           502           1,581           600         502          2,181          2,683
    Waterbury                     3,889*            --           2,103         1,463         667          2,899          3,566
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Connecticut         6,931            502           3,684         2,063       1,169          5,080          6,249
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  Massachusetts
    Chicopee                      1,999*           510           2,031           358         510          2,389          2,899
    Springfield (4)                  --            505           1,657           826       2,586            402          2,988
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Massachusetts       1,999          1,015           3,688         1,184       3,096          2,791          5,887
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

   -------------------------- --------------- -------------- -------------- -------------
           COLUMN A               COLUMN F      COLUMN G       COLUMN H       COLUMN I
   -------------------------- --------------- -------------- -------------- -------------
                                                                              Life on
                                                                               which
                                                                            depreciation
                                Accumulated                                  in latest
                                depreciation                                   income
                                    and          Date of         Date        statement
   Description                  amortization  construction(3)  Acquired     is computed
                              --------------- --------------  ----------   --------------
    Valley Stream (Green              2,706        1956         1997         39 -- 40 Years
      Acres)                    -----------
        Total New York               15,436
                                -----------

  Pennsylvania
    Allentown                         4,967        1957         1957         20 -- 42 Years
    Bensalem                          1,242        1972         1972           40 Years
    Bethlehem                         3,297        1966         1966          9 -- 40 Years
    Broomall                          1,993        1966         1966          9 -- 40 Years
    Glenolden                         1,055        1975         1975         18 -- 40 Years
    Lancaster                         3,025        1966         1966         12 -- 40 Years
    Levittown                         1,131        1964         1964          7 -- 40 Years
    10th and Market
      Streets, Philadelphia             857        1977         1994         27 -- 30 Years
    Upper Moreland                    1,939        1974         1974         15 -- 40 Years
    York                              1,715        1970         1970         15 -- 40 Years
                                -----------
        Total Pennsylvania           21,221
                                -----------

  Maryland
    Baltimore (Belair Rd.)            2,977        1962         1962         10 -- 33 Years
    Baltimore (Towson)                2,140        1968         1968         13 -- 40 Years
    Baltimore (Dundalk)               2,723        1966         1966         12 -- 40 Years
    Glen Burnie                       1,798        1958         1958         16 -- 33 Years
    Hagerstown                        1,385        1966         1966          9 -- 40 Years
                                -----------
        Total Maryland               11,023
                                -----------

  Connecticut
    Newington                         1,554        1965         1965          9 -- 40 Years
    Waterbury                         1,810        1969         1969         21 -- 40 Years
                                -----------
        Total Connecticut             3,364
                                -----------

  Massachusetts
    Chicopee                          1,796        1969         1969         13 -- 40 Years
    Springfield (4)                      74        1993         1966         28 -- 30 Years
                                -----------
        Total Massachusetts           1,870
                                -----------

                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   ------------------------ -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A           COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   ------------------------ -------------- ------------------------------ ------------- --------------------------------------

                                                  Initial cost to                               Gross amount at which
                                                    company(1)               Costs           carried at close of period
                                            ---------------------------   capitalized        ---------------------------
                                                             Buildings     subsequent
                                                                and            to                   Buildings and
   Description              Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                            ------------    -----------    ------------   -----------   --------  ---------------- ------------
  Texas
    Dallas
    Lewisville                      764*         2,433           2,271           676       2,469          2,911          5,380
    Mesquite                      3,445*         3,414           4,704         1,233       3,395          5,956          9,351
    Skillman                      1,987*         3,714           6,891         1,067       3,714          7,958         11,672
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Texas               6,196          9,561          13,866         2,976       9,578         16,825         26,403
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

  Puerto Rico (San Juan)
    Montehiedra                  62,180          9,182          66,701           215       9,182         66,916         76,098
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

Total Shopping Centers          445,063        199,746         327,619       130,022     210,416        446,971        657,387
                            -----------    -----------     -----------    ----------    --------    -----------      ---------


Warehouse/Industrial
  New Jersey
    East Brunswick                   --             --           4,772         2,867                      7,639          7,639
    East Hanover                  8,210*           576           7,752         7,227         691         14,864         15,555
    Edison                        2,455*           705           2,839         1,241         704          4,081          4,785
    Garfield                         --             96           8,068         4,788          97         12,855         12,952
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total Warehouse/
         Industrial              10,665          1,377          23,431        16,123       1,492         39,439         40,931
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

Other Properties
  New Jersey
    Montclair                        --             66             470           330          66            800            866
    Rahway                           --             --              --            25          --             25             25
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total New Jersey             --             66             470           355          66            825            891
                            -----------    -----------     -----------    ----------    --------    -----------      ---------

   -------------------------- --------------- -------------- -------------- -------------
           COLUMN A               COLUMN F      COLUMN G       COLUMN H       COLUMN I
   -------------------------- --------------- -------------- -------------- -------------
                                                                              Life on
                                                                               which
                                                                            depreciation
                                Accumulated                                  in latest
                                depreciation                                   income
                                    and          Date of         Date        statement
   Description                  amortization  construction(3)  Acquired     is computed
                              --------------- --------------  ----------   --------------
  Texas
    Dallas
    Lewisville                          830        1989         1990         25 -- 30 Years
    Mesquite                          1,659        1988         1990         24 -- 30 Years
    Skillman                          2,177        1988         1990         26 -- 30 Years
                                -----------
        Total Texas                   4,666
                                -----------

  Puerto Rico (San Juan)
    Montehiedra                       2,913        1996         1997           40 Years
                                -----------

Total Shopping Centers              137,759
                                -----------


Warehouse/Industrial
  New Jersey
    East Brunswick                    4,126        1972         1972         18 -- 40 Years
    East Hanover                      9,604    1963 -- 1967     1963          7 -- 40 Years
    Edison                            2,153        1954         1982         12 -- 25 Years
    Garfield                          9,098        1942         1959         11 -- 33 Years
                                -----------
        Total Warehouse/
         Industrial                  24,981
                                -----------

Other Properties
  New Jersey
    Montclair                           522        1972         1972          4 -- 15 Years
    Rahway                               25        1972         1972           14 Years
                                -----------
        Total New Jersey                547
                                -----------

                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1998
                                              (amounts in thousands)

   ------------------------ -------------- ------------------------------ ------------- --------------------------------------
           COLUMN A           COLUMN B               COLUMN C               COLUMN D                  COLUMN E
   ------------------------ -------------- ------------------------------ ------------- --------------------------------------

                                                  Initial cost to                               Gross amount at which
                                                    company(1)               Costs           carried at close of period
                                            ---------------------------   capitalized        ---------------------------
                                                             Buildings     subsequent
                                                                and            to                   Buildings and
   Description              Encumbrances        Land       improvements   acquisition     Land       improvements    Total(2)
                            ------------    -----------    ------------   -----------   --------  ---------------- ------------
  New York
    1135 Third Avenue                --          7,844           7,844            --       7,844          7,844         15,688
    Riese                            --         19,277           7,348            20      19,276          7,369         26,645
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
        Total New York               --         27,121          15,192            20      27,120         15,213         42,333
                            -----------    -----------     -----------    ----------    --------    -----------      ---------
  Total Other Properties             --         27,187          15,662           375      27,186         16,038         43,224
                            -----------    -----------     -----------    ----------    --------    -----------      ---------


Leasehold Improvements
    and Equipment                                                             11,491                     11,491         11,491


TOTAL --
  DECEMBER 31, 1998         $ 1,361,615    $   732,540     $ 2,346,860      $236,491    $743,324    $ 2,572,567      $3,315,891
                            ===========    ===========     ===========    ==========    ========    ===========      ==========


   -------------------------- --------------- -------------- -------------- -------------
           COLUMN A               COLUMN F      COLUMN G       COLUMN H       COLUMN I
   -------------------------- --------------- -------------- -------------- -------------
                                                                              Life on
                                                                               which
                                                                            depreciation
                                Accumulated                                  in latest
                                depreciation                                   income
                                    and          Date of         Date        statement
   Description                  amortization  construction(3)  Acquired     is computed
                              --------------- --------------  ----------   --------------
  New York
    1135 Third Avenue                   196                     1997           40 Years
    Riese                               283     1911--1987      1997           39 Years
                                -----------
        Total New York                  479
                                -----------
  Total Other Properties              1,026
                                -----------


Leasehold Improvements
    and Equipment                     7,597                                   3 -- 20 Years


TOTAL --
  DECEMBER 31, 1998             $   226,816
                                ===========


   *These encumbrances are cross collateralized under a blanket mortgage in the amount of $227,000,000 at December 31, 1998.

   Notes:
        1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

        2) The net basis of the company's assets and liabilities for tax purposes is approximately $920,000,000 lower than the amount reported for financial statement purposes.

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

        5) Building was destroyed by fire and is being rebuilt.

                                                VORNADO REALTY L.P.
                                                 AND SUBSIDIARIES

                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              (amounts in thousands)

         The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                       Year Ended December 31,
                                                           ---------------------------------------------
                                                                1998            1997             1996
                                                           -------------  ---------------   ------------
Real Estate
   Balance at beginning of period..................        $   1,564,093     $   397,298        $382,476
   Additions during the period:
     Land..........................................              308,261         374,996              --
     Buildings & improvements......................            1,464,595         792,397          14,822
                                                            ------------     -----------        --------
                                                               3,336,949       1,564,691         397,298
   Less:  Cost of assets written-off...............               21,058             598              --
                                                            ------------     -----------        --------
   Balance at end of period........................         $  3,315,891     $ 1,564,093        $397,298
                                                            ============     ===========        ========
Accumulated Depreciation
   Balance at beginning of period                           $    173,434     $   151,049        $139,495
   Additions charged to operating expenses.........               59,227          22,983          11,589
                                                            ------------     -----------        --------
                                                                 232,661         174,032         151,084
Less: Accumulated depreciation on assets
   written-off.....................................                5,845             598              35
                                                            ------------     -----------        --------
Balance at end of period...........................         $    226,816     $   173,434        $151,049
                                                            ============     ===========        ========


                                  EXHIBIT INDEX

Exhibit
  No.
-------
   3.1        --  Amended and Restated  Declaration of Trust of Vornado,  amended  April 3,  1997--Incorporated  by reference to Exhibit 3.1 of Vornado's  Registration Statement on Form S-8 (File No. 333-29011),
                    filed on June 12, 1997.........................................................................       *

   3.2        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                    Assessments  and Taxation of Maryland on April 22, 1998 - Incorporated  by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No.  001-11954),  filed
                    on April 28, 1998..............................................................................       *

   3.3        --  Articles  Supplementary  Classifying  Vornado's  $3.25  Series A Preferred  Shares of  Beneficial
                    Interest,  liquidation  preference  $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's  Current  Report on Form 8-K, dated April 3, 1997 (File No.  001-11954),  filed on
                    April 8, 1997..................................................................................       *

   3.4        --  Articles  Supplementary  Classifying  Vornado's Series D-1 8.5% Cumulative  Redeemable  Preferred
                    Shares of Beneficial Interest,  no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's  Current  Report on Form 8-K,  dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................................       *

   3.5        --  Articles  Supplementary  Classifying  Additional  Series D-1 Preferred  Shares - Incorporated  by
                    reference to Exhibit 3.2 of Vornado's  Current  Report on Form 8-K/A,  dated  November 12, 1998
                    (File No. 001-11954), filed on February 9, 1999................................................       *

   3.6        --  Articles  Supplementary  Classifying  8.5% Series B  Cumulative  Redeemable  Preferred  Shares of
                    Beneficial  Interest,  liquidation  preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of  Vornado's  Current  Report on Form 8-K,  dated March 3, 1999 (File
                    No. 001-11954), filed on March 17, 1999........................................................       *

   3.7        --  By-laws of Vornado,  as amended on April 28,  1997 - Incorporated by reference to Exhibit 3(b) of
                    Vornado's   Quarterly   Report   on  Form   10-Q   for  the   period   ended   March 31,   1997
                    (File No. 001-11954), filed on May 14, 1997....................................................       *

   3.8        --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership,  dated as of October 20,  1997 - Incorporated  by reference to Exhibit 3.4 of Vornado's  Annual Report
                    on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....       *

   3.9        --  Amendment to Second  Amended and  Restated  Agreement of Limited  Partnership  of Vornado  Realty
                    L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K.       *

   3.10       --  Second  Amendment to Second  Amendment  and  Restated  Agreement  of Limited  Partnership  of the
                    Operating  Partnership of the Operating  Partnership,  dated as of April 1, 1998 - Incorporated by  reference  to  Exhibit  3.5 of  Vornado's  Registration  Statement  on Form S-3  (File  No.
                    333-50095), filed on April 14, 1998............................................................       *

-------------
* Incorporated by reference


                                  EXHIBIT INDEX

Exhibit
  No.
-------
   3.11       --  Third Amendment to Second Amended and Restated Agreement of Limited  Partnership of the Operating
                    Partnership,  dated as of  November  12, 1998 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated November 12, 1998 (File No.  001-11954),  filed on
                    November 30, 1998..............................................................................       *

   3.12       --  Fourth  Amendment  to Second  Amended  and  Restated  Agreement  of  Limited  Partnership  of the
                    Operating  Partnership,  dated as of November 30, 1998 -  Incorporated  by reference to Exhibit
                    3.1 of  Vornado's  Current  Report on Form 8-K,  dated  December 1, 1998 (File No.  001-11954),
                    filed on February 9, 1999......................................................................       *

   3.13       --  Exhibit A, dated as of December 22,  1998,  to Second  Amended and Restated  Agreement of Limited
                    Partnership  of the  Operating  Partnership  -  Incorporated  by  reference  to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954),  filed on
                    February 9, 1999...............................................................................       *

   3.14       --  Fifth Amendment to Second Amended and Restated Agreement of Limited  Partnership of the Operating
                   Partnership,  dated as of March 3, 1999 - Incorporated  by reference to Exhibit 3.1 of Vornado's
                   Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999...       *

   3.15       --  Exhibit A to Second  Amended and  Restated  Agreement  of Limited  Partnership  of the  Operating
                    Partnership,  dated  as of March  11,  1999 -  Incorporated  by  reference  to  Exhibit  3.2 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954),  filed on March
                    17, 1999.......................................................................................       *

   4.1        --  Instruments  defining  the rights of security  holders  (see  Exhibits  3.1 through  3.15 of this
                    Annual Report on Form 10-K)

   4.2        --  Indenture dated as of November 24,  1993 between Vornado Finance Corp. and Bankers Trust Company, as  Trustee  -  Incorporated  by  reference  to  Vornado's  current  Report  on Form 8-K  dated
                    November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................       *

   4.3        --  Specimen  certificate  representing  Vornado's  Common Shares of Beneficial  Interest,  par value
                    $0.04 per share - Incorporated  by reference to Exhibit 4.1 of Amendment  No. 1 to Registration
                    Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................       *

   4.4        --  Specimen  certificate  representing  Vornado's  $3.25  Series A  Preferred  Shares of  Beneficial
                    Interest,  liquidation  preference  $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's  Current Report on Form 8-K, dated April 3,  1997 (File  No. 001-11954),  filed on
                    April 8, 1997..................................................................................       *


   4.5        --  Specimen certificate  evidencing  Vornado's Series B 8.5% Cumulative  Redeemable Preferred Shares
                  of  Beneficial  Interest -  Incorporated  by reference  to Exhibit 4.2 of Vornado's  Registration
                  Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999..............................       *

  10.1        --  Second Amendment,  dated as of June 12,  1997, to Vornado's 1993 Omnibus Share Plan, as amended -
                    Incorporated by reference to Vornado's Registration Statement on Form S-8  (File No. 333-29011)
                    filed on June 12, 1997.........................................................................       *

  10.2        --  Master Agreement and Guaranty,  between Vornado,  Inc. and Bradlees New Jersey,  Inc. dated as of
                    May 1, 1992 - Incorporated by reference to Vornado's  Quarterly Report on Form 10-Q for quarter
                    ended March 31, 1992 (File No. 001-11954), filed May 8, 1992...................................       *

----------
*   Incorporated by reference


                                  EXHIBIT INDEX

Exhibit
  No.
-------
  10.3**      --  Mortgage,  Security  Agreement,  Assignment  of Leases and Rents and Fixture  Filing  dated as of
                    November 24,  1993 made by each of the  entities  listed  therein,  as  mortgagors  to  Vornado
                    Finance  Corp.,  as  mortgagee -  Incorporated  by reference  to  Vornado's  Current  Report on
                    Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993..................       *

  10.4**      --  1985 Stock Option Plan as amended - Incorporated  by reference to Vornado's  Quarterly  Report on
                    Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...............       *

  10.5**      --  Form of Stock  Option  Agreement  for use in  connection  with  incentive  stock  options  issued pursuant to Vornado,  Inc.  1985 Stock  Option Plan -  Incorporated  by  reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26,  1985 (File  No. 001-11954),  filed
                    December 9, 1985...............................................................................       *

  10.6**      --  Form of Stock  Option  Agreement  for use in  connection  with  incentive  stock  options  issued pursuant to Vornado,  Inc.  1985 Stock  Option  Plan--Incorporated  by  reference  to Vornado's
                    Quarterly  Report on  Form 10-Q  for quarter  ended  May 2,  1987 (File  No. 001-11954),  filed
                    June 9, 1987...................................................................................       *

  10.7**      --  Form of Stock  Option  Agreement  for use in  connection  with  incentive  stock  options  issued pursuant to Vornado,  Inc.  1985 Stock  Option  Plan--Incorporated  by  reference  to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26,  1985 (File  No. 001-11954),  filed
                    December 9, 1985...............................................................................       *

  10.8**      --  Employment  Agreement  between Vornado Realty Trust.  and Joseph Macnow dated  January 1,  1998 -
                    Incorporated  by reference to Exhibit 10.7 of Vornado's  Quarterly  Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................       *

  10.9**      --  Employment  Agreement  between  Vornado  Realty Trust and Richard Rowan dated  January 1,  1998 -
                    Incorporated  by reference to Exhibit 10.8 of Vornado's  Quarterly  Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................       *

  10.10**     --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg,  dated December 11,  1997 -
                    Incorporated  by reference to Exhibit  10.10 of Vornado's  Annual Report on Form 10-K/A for the
                    year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.....................       *

  10.11**     --  Employment  Agreement  between Vornado Realty Trust and Michael D. Fascitelli  dated  December 2,
                    1996 -  Incorporated  by reference to Vornado's  Annual  Report on Form 10-K for the year ended
                    December  31, 1996 (File No. 001-11954), filed March 13, 1997..................................       *

  10.12       --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29,  1992 and January 15,  1993
                    -  Incorporated  by  reference  to  Vornado's  Annual  Report on  Form 10-K  for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.13       --  Registration  Rights Agreement between Vornado,  Inc. and Steven Roth Dated  December 29,  1992 -
                    Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the  year  ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

-----------
*    Incorporated by reference
**   Management contract or compensatory plan


                                  EXHIBIT INDEX

Exhibit
  No.
-------
  10.14       --  Stock  Pledge  Agreement  between  Vornado,  Inc.  and  Steven  Roth  dated  December 29,  1992 -
                    Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the  year  ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.15       --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15,  1993 and June 17,  1993
                    -  Incorporated  by  reference  to  Vornado's  Annual  Report on  Form 10-K  for the year ended
                    December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................       *

  10.16       --  Promissory  Note from  Richard  Rowan to Vornado  Realty  Trust -  Incorporated  by  reference to
                    Vornado's   Annual   Report  on  Form 10-K   for  the  year  ended   December 31,   1993  (File
                    No. 001-11954), filed March 24, 1994...........................................................       *

  10.17       --  Promissory  Note from Joseph  Macnow to Vornado  Realty  Trust -  Incorporated  by  reference  to
                    Vornado's   Annual   Report  on  Form 10-K   for  the  year  ended   December 31,   1993  (File
                    No. 001-11954), filed March 24, 1994...........................................................       *

  10.18       --  Management  Agreement  between  Interstate  Properties  and Vornado,  Inc.  dated  July 13,  1992
                    -Incorporated  by  reference  to  Vornado's  Annual  Report  on  Form 10-K  for the year  ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................       *

  10.19       --  Real Estate  Retention  Agreement  between  Vornado,  Inc.,  Keen Realty  Consultants,  Inc.  and
                    Alexander's,  Inc.,  dated as of July 20,  1992 - Incorporated by reference to Vornado's Annual
                    Report  on Form  10-K  for  the  year  ended  December 31,  1992  (File No.  001-11954),  filed
                    February 16, 1993..............................................................................       *

  10.20       --  Amendment to Real Estate Retention  Agreement dated February 6,  1995 - Incorporated by reference to  Vornado's  Annual  Report on  Form 10-K  for the year  ended  December 31,  1994  (File No.
                    001-11954), filed March 23, 1995...............................................................       *

  10.21       --  Stipulation  between  Keen Realty  Consultants  Inc.  and Vornado  Realty  Trust re:  Alexander's
                    Retention  Agreement -  Incorporated  by reference to Vornado's  annual Report on Form 10-K for
                    the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....................       *

  10.22       --  Stock Purchase Agreement,  dated February 6,  1995, among Vornado Realty Trust and Citibank, N.A.
                    Incorporated  by reference to  Vornado's  Current  Report on Form 8-K  dated  February 6,  1995
                    (File No. 001-11954), filed February 21, 1995..................................................       *

  10.23       --  Management and Development  Agreement,  dated as of February 6,  1995 - Incorporated by reference to Vornado's  Current Report on Form 8-K dated  February 6,  1995  (File No.  001-11954),  filed
                   February 21, 1995...............................................................................       *

  10.24       --  Standstill and Corporate  Governance  Agreement,  dated as of February 6,  1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6,  1995 (File No. 001-11954),
                    filed February 21, 1995........................................................................       *

  10.25       --  Credit Agreement,  dated as of March 15,  1995, among Alexander's Inc., as borrower,  and Vornado
                    Lending Corp.,  as lender -  Incorporated  by reference from Annual Report on Form 10-K for the
                    year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995......................       *

  10.26       --  Subordination  and  Intercreditor  Agreement,  dated as of March 15,  1995 among Vornado  Lending
                    Corp.,  Vornado Realty Trust and First Fidelity Bank,  National  Association - Incorporated  by
                    reference  to  Vornado's  Annual  Report on  Form 10-K  for the year  ended  December 31,  1994
                    (File No. 001-11954), filed March 23, 1995.....................................................       *

  10.27       --  Revolving  Credit  Agreement  dated as of  February 27,  1995  among  Vornado  Realty  Trust,  as borrower,  and Union Bank of Switzerland,  as Bank and  Administrative  Agent - Incorporated by
                    reference  to  Exhibit 10(F)9  of  Vornado's  Annual  Report on  Form 10-K  for the year  ended
                    December 31, 1994 (File No. 001-11954), filed March 23, 1995...................................       *

---------
*  Incorporated by reference


                                  EXHIBIT INDEX

Exhibit
  No.
-------
  10.28       --  Form  of  Intercompany  Agreement  between  Vornado  Realty  L.P.  and  Vornado  Operating,  Inc.
                    -Incorporated  by reference to  Exhibit 10.1 of Amendment  No. 1 to Vornado  Operating,  Inc.'s
                    Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998............       *

  10.29       --  Form of Revolving  Credit  Agreement  between  Vornado Realty L.P. and Vornado  Operating,  Inc., together with related form of Note -  Incorporated  by reference to  Exhibit 10.2  of Amendment
                    No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No.333-40701).....       *

  10.30       --  Amended  and  Restated  Revolving  Credit  Agreement,  dated  as of  February 23,  1998,  between
                    Vornado Realty  L.P., as Borrower,  Vornado Realty Trust,  as General Partner and Union Bank of
                    Switzerland  (New York Branch),  as Bank,  the other banks  signatory  hereto,  each as a bank,
                    Union Bank of Switzerland (New York Branch), as Administrative  Agent and Citicorp Real Estate,
                    Inc.,  The Chase  Manhattan Bank and  Nationsbank,  as  Syndication  Agents -  Incorporated  by
                    reference to Exhibit 10.29 of the 1997 10-K....................................................       *

  10.31       --  Registration Rights Agreement,  dated as of April 15,  1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated  by reference to  Exhibit 10.2  of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............       *

  10.32       --  Noncompetition  Agreement,  dated as of April 15,  1997, by and among Vornado  Realty Trust,  the
                    Mendik  Company,  L.P., and Bernard H. Mendik - Incorporated  by reference to  Exhibit 10.3  of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............       *

  10.33       --  Employment Agreement,  dated as of April 15,  1997, by and among Vornado Realty Trust, The Mendik
                    Company,  L.P. and David R. Greenbaum - Incorporated  by reference to Exhibit 10.4 of Vornado's
                    Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.......................       *

  10.34       --  Agreement,  dated  September 28,  1997,  between  Atlanta Parent  Incorporated,  Portland  Parent
                    Incorporated  and  Crescent  Real  Estate  Equities,  Limited  Partnership  -  Incorporated  by
                    reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No.  001-11954),  filed
                    on October 8, 1997.............................................................................       *

  10.35       --  Contribution  Agreement  between Vornado Realty Trust,  Vornado Realty L.P. and The  Contributors
                    Signatory - thereto - Merchandise Mart Properties,  Inc. (DE) and Merchandise Mart Enterprises,
                    Inc.  Incorporated by reference to  Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for
                    the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998..................       *

  10.36       --  Sale Agreement  executed  November 18,  1997, and effective  December 19,  1997,  between MidCity
                    Associates,  a New York  partnership,  as Seller,  and One Penn  Plaza LLC, a New York  Limited
                    liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's Annual
                    Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April
                    8, 1998........................................................................................       *

  10.37       --  Promissory  Notes from  Michael D.  Fascitelli  to Vornado  Realty  Trust dated March 2, 1998 and
                    April 30, 1998.  Incorporated  by reference to Exhibit 10.37 of Vornado's  Quarterly  Report on
                    Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998               *

  10.38       --  Credit  Agreement dated as of June 22, 1998 among One Penn Plaza,  LLC, as Borrower,  The Lenders
                    Party Hereto,  The Chase Manhattan Bank, as Administrative  Agent  Incorporated by reference to
                    Exhibit 10 of  Vornado's  Quarterly  Report on Form 10-Q for the  quarter  ended June 30,  1998
                    (File No. 001-11954), filed August 13, 1998....................................................       *

  10.39       --  Registration  Rights  Agreement,  dated as of April 1, 1998 between  Vornado and the Unit Holders named herein -  Incorporated  by  reference  to Exhibit  10.2 of  Amendment  No. 1 to Vornado's
                    Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998..................       *

---------
*  Incorporated by reference


                                  EXHIBIT INDEX

Exhibit
  No.
-------

  10.40       --  Underwriting   Agreement,   dated  April  9,  1998,  among  Vornado,   Vornado  Realty  L.P.  and
                    Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's  Current Report on
                    Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998....................       *

  10.41       --  Pricing Agreement,  dated April 9, 1998, between Vornado and Goldman,  Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's  Current Report on Form 8-K, dated April 9, 1998 (File
                    No. 001-11954), filed on April 16, 1998........................................................       *

  10.42       --  Underwriting  Agreement,  dated April 23, 1998,  among  Vornado,  Vornado Realty L.P. and Merrill
                    Lynch,  Pierce,  Fenner & Smith  Incorporated  -  Incorporated  by  reference to Exhibit 1.1 of
                    Vornado's  Current  Report on Form 8-K,  dated  April 22, 1998 (File No.  001-11954),  filed on
                    April 28, 1998.................................................................................       *

  10.43       --  Underwriting Agreement,  dated March 12, 1999, among Vornado, Vornado Realty L.P., Merrill Lynch,
                    Pierce,  Fenner & Smith  Incorporated -  Incorporated  by reference  to  Exhibit 1.1 of Vornado
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999..       *

  12          --  Consolidated  Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred  Share
                    Dividend Requirements .........................................................................      108

  13          --  Not applicable

  16          --  Not applicable

  18          --  Not applicable

  19          --  Not applicable

  21          --  Subsidiaries of the Registrant...................................................................      109

  22          --  Not applicable

  23          --  Consent of independent auditors..................................................................      114

  25          --  Not applicable

  27          --  Financial Data Schedule..........................................................................      115

  29          --  Not applicable