Form 10-Q
period 1999-03-31
VORNADO REALTY LP
filed 1999-05-14
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 25



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     MARCH 31, 1999


                                       or

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

                                      INDEX


PART I.              FINANCIAL INFORMATION:

             Item 1. Financial Statements:                                                        Page Number
                                                                                                  -----------
                     Consolidated Balance Sheets as of March 31, 1999 and
                     December 31, 1998.........................................................        3

                     Consolidated Statements of Income for the Three Months
                     Ended March 31, 1999 and March 31, 1998...................................        4

                     Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1999 and March 31, 1998...................................        5

                     Notes to Consolidated Financial Statements................................        6

             Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................................       15

             Item 3. Quantitative and Qualitative Disclosures About Market Risks...............       22



PART II.             OTHER INFORMATION:

             Item 1. Legal Proceedings.........................................................       23

             Item 6. Exhibits and Reports on Form 8-K..........................................       23

Signatures           ..........................................................................       24

Exhibit Index        .........................................................................        25

PART I.  FINANCIAL INFORMATION
  ITEM 1.    FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except unit amounts)

                                                   MARCH 31,      DECEMBER 31,
                                                     1999            1998
                                                  -----------     -----------
ASSETS

Real estate, at cost:
     Land ....................................    $   754,324     $   743,324
     Buildings and improvements ..............      2,709,713       2,561,383
     Leasehold improvements and
         equipment ...........................         12,254          11,184
                                                  -----------     -----------
               Total .........................      3,476,291       3,315,891
     Less accumulated depreciation and
         amortization ........................       (245,280)       (226,816)
                                                  -----------     -----------
     Real estate, net ........................      3,231,011       3,089,075

Cash and cash equivalents, including U.S. ....
     government obligations under repurchase
     agreements of $27,000 and $56,500 .......         80,139         167,808
Restricted cash ..............................         18,535          44,195
Marketable securities ........................         76,244          77,156
Investments and advances to partially-owned
     entities, including Alexander's of
     $102,267 and $104,038 ...................      1,143,850         827,840
Due from officers ............................         17,479          17,165
Accounts receivable, net of allowance for
     doubtful accounts of $3,901 and $3,044 ..         35,905          35,517
Notes and mortgages receivable ...............         71,250          10,683
Deposits in connection with real estate
     acquisitions ............................         15,316          22,947
Receivable arising from the straight-lining of
     rents ...................................         56,767          49,711
Other assets .................................        101,621          83,682
                                                  -----------     -----------



TOTAL ASSETS .................................    $ 4,848,117     $ 4,425,779
                                                  ===========     ===========

                                                        MARCH 31,      DECEMBER 31,
                                                          1999            1998
                                                       -----------     -----------
LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable .......................    $ 1,499,787     $ 1,363,750
Revolving credit facility .........................        607,250         687,250
Accounts payable and accrued expenses .............         87,483         109,925
Officer's deferred compensation payable ...........         35,406          35,628
Deferred leasing fee income .......................          8,725          10,051
Other liabilities .................................          3,840           3,196
                                                       -----------     -----------
                                                         2,242,491       2,209,800
                                                       -----------     -----------
Minority interest .................................         13,411          12,925
                                                       -----------     -----------
Commitments and contingencies
Partners' capital:
      Preferred units:
           no par value per unit; authorized,
           20,000,000 units;
           Series A:  liquidation preference $50.00
           per unit; issued 5,789,239 units .......        283,476         282,758
           Series B:  liquidation preference $25.00
           per unit; issued 3,400,000 units .......         82,305              --
      General partner units:
           issued and outstanding 85,096,765
           and 85,076,542 shares ..................      1,657,038       1,656,611
      Limited partnership units; issued and
           outstanding 18,747,940 and 12,351,736 ..        720,906         420,376
      Accumulated deficit .........................       (126,668)       (132,837)
                                                       -----------     -----------
                                                         2,617,057       2,226,908
      Accumulated other comprehensive loss ........        (19,982)        (18,957)
      Due from officers for purchase of units .....         (4,860)         (4,897)
                                                       -----------     -----------
                Total partners' capital ...........      2,592,215       2,203,054
                                                       -----------     -----------


TOTAL LIABILITIES AND
      PARTNERS' CAPITAL ...........................    $ 4,848,117     $ 4,425,779
                                                       ===========     ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands)

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                           1999                  1998
                                                         ---------             --------
Revenues:
   Property rentals .............................        $ 138,159             $ 72,365
   Expense reimbursements .......................           20,728               15,696
   Other income (including fee income
     from related parties of $465 and $405) .....            4,677                2,150
                                                         ---------             --------
Total revenues ..................................          163,564               90,211
                                                         ---------             --------

Expenses:
   Operating ....................................           65,037               34,153
   Depreciation and amortization ................           19,292               10,366
   General and administrative ...................            9,628                4,947
                                                         ---------             --------
Total expenses ..................................           93,957               49,466
                                                         ---------             --------

Operating income ................................           69,607               40,745
Income applicable to Alexander's ................            1,502                1,656
Income from partially owned entities ............           19,093                3,920
Interest and other investment income ............            3,458                7,566
Interest and debt expense .......................          (35,617)             (19,823)
Minority interest ...............................             (485)                  --
                                                         ---------             --------
Net income ......................................           57,558               34,064
Preferred unit distributions (including accretion
   of issuance expenses of $719 in each period) .           (5,712)              (5,423)
Preferential allocations ........................           (8,630)              (2,577)
                                                         ---------             --------
Net income applicable to general partner units ..        $  43,216             $ 26,064
                                                         =========             ========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                             1999          1998
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................    $  57,558     $  34,064
    Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization (including debt issuance costs)       19,292        11,171
         Straight-lining of rental income ............................       (7,056)       (2,292)
         Minority interest ...........................................          485            --
         Equity in income of Alexander's,
           including depreciation of $150 in each period .............         (282)         (120)
         Equity in net income of partially-owned entities ............      (19,093)       (3,920)
         Gain on marketable securities ...............................         (293)       (1,391)
    Changes in operating assets and liabilities ......................      (30,271)       (2,081)
                                                                          ---------     ---------
    Net cash provided by operating activities ........................       20,340        35,431
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate and other ............................      (45,000)     (503,877)
    Investments in partially-owned entities ..........................      (13,200)           --
    Proceeds from sale of Cold Storage assets ........................       22,769            --
    Investment in notes and mortgages receivable .....................      (60,567)       (2,500)
    Cash restricted for tenant improvements ..........................       25,660          (340)
    Additions to real estate .........................................      (61,228)      (20,435)
    Purchases of securities available for sale .......................       (3,818)      (13,616)
    Proceeds from sale or maturity of securities available for sale ..        3,998        14,903
    Real estate deposits and other ...................................       (9,706)      (18,000)
                                                                          ---------     ---------
    Net cash used in investing activities ............................     (141,092)     (543,865)
                                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings .........................................      165,000       547,192
    Repayments of borrowings .........................................     (163,963)     (118,714)
    Debt issuance costs ..............................................       (3,504)       (3,945)
    Proceeds from issuance of preferred units ........................       82,305            --
    Preferential allocations .........................................       (4,970)       (2,577)
    General partner unit distributions ...............................      (37,047)      (28,505)
    Preferred unit distributions .....................................       (4,993)       (4,704)
    Exercise of options ..............................................          255           390
                                                                          ---------     ---------
    Net cash provided by financing activities ........................       33,083       389,137
                                                                          ---------     ---------

    Net decrease in cash and cash equivalents ........................      (87,669)     (119,297)
    Cash and cash equivalents at beginning of period .................      167,808       355,954
                                                                          ---------     ---------

    Cash and cash equivalents at end of period .......................    $  80,139     $ 236,657
                                                                          =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
       $705 in 1999) .................................................    $  35,143     $  19,418

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions ................................       55,000     $   8,000
    Minority interest in connection with acquisitions ................      297,800           398
    Unrealized (loss) gain on securities available for sale ..........       (1,025)        1,551

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997 when Vornado Realty Trust ("Vornado") a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 85% of the common limited partnership interest in, the Operating Partnership at April 23, 1999. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three months ended March 31, 1999 and March 31, 1998 and the consolidated statements of changes in cash flows for the three months ended March 31, 1999 and March 31, 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's 1998 consolidated financial statements included in its Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of Vornado Realty L.P., as well as interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS AND FINANCINGS

      ACQUISITIONS

      888 Seventh Avenue

      In January 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building for approximately $100,000,000.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Newkirk Joint Ventures

      In March 1999, the Company and its joint venture partner completed the acquisition of additional equity interests in certain limited partnerships. The Company's investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

      Charles E. Smith Commercial Realty L.P. ("CESCR")

      In March 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired in March 1999 from Vornado Operating Company, the Company owned approximately 34% of CESCR's limited partnership units as of March 31, 1999. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

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

      FINANCINGS

      Two Penn Plaza Refinancing

      In February 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Offering of Preferred Shares

      In March 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Additionally in March 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for the Company for the three months ended March 31, 1999 and 1998 are presented as if the acquisitions described above and those included in Investments and Advances to Partially-Owned Entities and the financings attributable thereto had occurred on January 1, 1998.

      Condensed Consolidated Pro Forma Operating Results

                                                        Pro Forma
                                                ----------------------------
                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999          1998
                                                  ---------     ---------
(amounts in thousands)

Revenues .....................................    $ 164,719     $ 156,828
                                                  =========     =========

Net income ...................................    $  62,798     $  47,404
Preferred unit distributions .................       (5,712)       (5,423)
Preferential allocations .....................      (11,562)      (10,878)
                                                  ---------     ---------
Net income applicable to general partner units    $  45,524     $  31,103
                                                  =========     =========

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances

                                              March 31, 1999     December 31, 1998
                                              --------------     -----------------
(amounts in thousands)

Cold Storage Companies ................        $  448,565            $459,172
Alexander's ...........................           102,267             104,038
Charles E. Smith Commercial Realty L.P.           313,204              49,151
Hotel Pennsylvania ....................            48,832              47,813
Newkirk Joint Ventures ................           108,885              58,665
Mendik Partially-Owned Office Buildings            59,033              59,902
Vornado Management Corp., Mendik
     Management Company, Merchandise
     Mart Properties, Inc. and other ..            63,064              49,099
                                               ----------            --------
                                               $1,143,850            $827,840
                                               ==========            ========

      Income

                                              Three Months Ended March 31,
                                              ----------------------------
                                               1999                 1998
                                              -------              -------
(amounts in thousands)

Income Applicable to Alexander's .........    $ 1,502              $ 1,656
                                              =======              =======
Other Partially-Owned Entities:
  Cold Storage Companies, including income
     tax benefit of $4,324 in 1999 .......    $11,990              $ 1,714
  Charles E. Smith Commercial Realty L.P.       3,129                  999
  Hotel Pennsylvania .....................        143                  (56)
  Newkirk Joint Ventures .................      2,032                   --
Mendik Partially-Owned Office Buildings ..        317                  913
  Vornado Management Corp., Mendik
     Management Company,
     Merchandise Mart Properties
       Inc. and other ....................      1,482                  350
                                              -------              -------
                                              $19,093              $ 3,920
                                              =======              =======

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $3,445,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income for Alexander's of $954,000 and $938,000 for the three months ended March 31, 1999 and 1998, respectively.

      Cold Storage Companies

      In March 1999, the partnerships in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest ("Vornado/Crescent Partnerships") sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151,000,000. The new partnership has the right to defer a portion of the rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

      In connection with the sale of the Cold Storage non-real estate assets, the Company lent $18,587,000 to Vornado Operating pursuant to a $75,000,000 unsecured five-year revolving credit facility. Borrowing under the facility bears interest at LIBOR plus 3% (currently 8.01%).

5.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. For the three months ended March 31, 1999 and 1998, $270,000 and $198,000 of management fees were earned by the Company pursuant to the management agreement.

      The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,011,000 and $5,267,000 for the three months ended March 31, 1999 and 1998.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    PREFERENTIAL ALLOCATIONS

      The preferential allocations represent limited partners', other than Vornado, interests in the Operating Partnership and are comprised of:

                                    Outstanding Units at                   Preferred or
                                  --------------------------    Per Unit      Annual      Conversion
                                  March 31,     December 31,  Liquidation  Distribution    Rate Into
Unit Series                         1999           1998        Preference      Rate      Class A Units
-----------                       ---------     ------------  -----------  ------------  -------------
Class A ......................    3,240,985      1,887,781           --     $  1.76              (a)
Class C ......................    3,529,098      3,534,098           --     $  1.69 (b)   1.0    (c)
Class D ......................    1,332,596      1,332,596           --     $ 2.015       1.0    (d)
5.0% B-1 Convertible Preferred      899,566        899,566      $ 50.00     $  2.50        .914
8.0% B-2 Convertible Preferred      499,783        449,783      $ 50.00     $  4.00        .914
6.5% C-1 Convertible Preferred      747,912        747,912      $ 50.00     $  3.25       1.1431
8.5% D-1 Cumulative Redeemable
  Preferred ..................    3,500,000      3,500,000      $ 25.00     $ 2.125              (e)
6.0% E-1 Convertible Preferred    4,998,000             --      $ 50.00     $  3.00       1.1364

----------
(a) Class A units are convertible into one common share of beneficial interest in Vornado or cash at Vornado's option.

(b) Class C unit holders participate in distributions at an annual rate of $1.69, then pari passu with the Class A rate. Based on the current level of dividends, conversion will occur in November 1999.

(c) Mandatory conversion of Class C units occurs after four consecutive quarters of distributions of at least $.4225 per unit ($1.69 annually).

(d) Mandatory conversion of Class D units occurs after four consecutive quarters of distributions of at least $.50375 per unit ($2.015 annually), then pari passu with the Class A rate.

(e)   Convertible into an equivalent Vornado 8.5% preferred share.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    CONTINGENCIES

      At March 31, 1999, in addition to the $607,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $91,615,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

      There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1999           1998
                                                              --------        -------
         (amounts in thousands)

         Net income applicable to general partner units       $ 57,558        $34,064
         Other comprehensive (loss) income ............         (1,025)         1,551
                                                              --------        -------
         Comprehensive income .........................       $ 56,533        $35,615
                                                              ========        =======

                               VORNADO REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Cold Storage and Merchandise Mart Properties.

           (amounts in thousands)

                                                                                           Three Months Ended March 31,
                                 ---------------------------------------------------------------------------------------------------
                                                                         1999
                                 --------------------------------------------------------------------------------------
                                                                 Cold          Merchandise
                                   Office         Retail        Storage           Mart        Other(2)         Total
                                 -----------     ---------     ---------       -----------    ---------     -----------
Total revenues ..............    $    87,276     $  41,357           $--        $  32,988     $   1,943     $   163,564
Total expenses ..............         51,484        17,157            --           18,502         6,814          93,957
                                 -----------     ---------     ---------        ---------     ---------     -----------
Operating income ............         35,792        24,200            --           14,486        (4,871)         69,607
Income applicable to
Alexander's .................             --            --            --               --         1,502           1,502
Income from partially-owned
entities ....................          3,407           200        11,990            1,176         2,320          19,093
Interest and other investment
income ......................            538            --            --              298         2,622           3,458
Interest and debt expense ...        (10,481)       (8,032)           --           (6,296)      (10,808)        (35,617)
Minority interest ...........           (485)           --            --               --            --            (485)
                                 -----------     ---------     ---------        ---------     ---------     -----------
Net income ..................         28,771        16,368        11,990            9,664        (9,235)         57,558
Minority interest ...........            485            --            --               --            --             485
Interest and debt expense(4)          14,605         8,689         6,665            6,296        13,444          49,699
Depreciation and
 amortization(4) ............         13,284         4,132         8,397            4,073         1,832          31,718
Straight-lining of rents(4) .         (3,713)         (635)           --           (1,108)          579          (4,877)
Other .......................             --            --        (4,123)(3)           --         1,469          (2,654)
                                 -----------     ---------     ---------        ---------     ---------     -----------
EBITDA(1) ...................    $    53,432     $  28,554     $  22,929        $  18,925     $   8,089     $   131,929
                                 ===========     =========     =========        =========     =========     ===========

                                                                      March 31, 1999
                                 --------------------------------------------------------------------------------------
Balance sheet data:
Real estate, net ............    $ 1,908,676     $ 575,387     $      --        $ 731,368     $  15,580     $ 3,231,011
Investments and
advances to
partially-owned
entities ....................        381,862         2,552       448,565           27,873       282,998       1,143,850


                                 ----------------------------------------------------------------------------------
                                                                         1998
                                    -------------------------------------------------------------------------------
                                                                   Cold     Merchandise
                                      Office         Retail       Storage       Mart       Other(2)         Total
                                    -----------     ---------     --------  -----------   ---------     -----------
Total revenues ..............       $    46,845     $  41,466          $--         $--    $   1,900     $    90,211
Total expenses ..............            27,115        17,628           --          --        4,723          49,466
                                    -----------     ---------     --------    --------    ---------     -----------
Operating income ............            19,730        23,838           --          --       (2,823)         40,745
Income applicable to
Alexander's .................                --            --           --          --        1,656           1,656
Income from partially-owned
entities ....................             2,105            --        1,714          --          101           3,920
Interest and other investment
income ......................             1,515         1,156           --          --        4,895           7,566
Interest and debt expense ...            (4,018)       (7,778)          --          --       (8,027)        (19,823)
Minority interest ...........                --            --           --          --           --              --
                                    -----------     ---------     --------    --------    ---------     -----------
Net income ..................            19,332        17,216        1,714          --       (4,198)         34,064
Minority interest ...........                --            --           --          --           --              --
Interest and debt expense(4)              7,555         7,778        7,274          --        8,891          31,498
Depreciation and
 amortization(4) ............             7,443         3,953        9,516          --        1,168          22,080
Straight-lining of rents(4) .            (1,441)         (933)          --          --         (263)         (2,637)
Other .......................                --            --           --          --          224             224
                                    -----------     ---------     --------    --------    ---------     -----------
EBITDA(1) ...................       $    32,889     $  28,014     $ 18,504         $--    $   5,822     $    85,229
                                    ===========     =========     ========    ========    =========     ===========

                                                                     December 31, 1998
                                    -------------------------------------------------------------------------------
Balance sheet data:
Real estate, net ............       $ 1,777,919     $ 565,723     $     --    $729,485    $  15,948     $ 3,089,075
Investments and
advances to
partially-owned
entities ....................           118,337         2,946      459,172      26,638      220,747         827,840


----------
See footnotes 1-4 on the next page.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      (3) Includes adjustment of $(4,324) for income taxes, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.

      (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (All of the amounts presented are in thousands, except share amounts and percentages)

        Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate,
(b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations,
(l) general competitive factors and (m) failure by Vornado, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

        OVERVIEW

        The Company's net income was $57,558 in the three months ended March 31, 1999, as compared to $34,064 in the prior year's quarter, an increase of $23,494. EBITDA, as defined,(1) was $131,929 in the three months ended March 31, 1999, as compared to $85,229 in the prior year's quarter, an increase of $46,700.

        Below is a summary of net income and EBITDA by segment for the three months ended March 31, 1999 and 1998:

                                                                      March 31, 1999
                                        -----------------------------------------------------------------------------
                                                                                 Cold         Merchandise
                                          Total        Office       Retail      Storage           Mart       Other(2)
                                        ---------     --------     --------     --------      -----------    --------
Total revenues .....................    $ 163,564     $ 87,276     $ 41,357     $     --        $ 32,988     $  1,943
Total expenses .....................       93,957       51,484       17,157           --          18,502        6,814
                                        ---------     --------     --------     --------        --------     --------
Operating income ...................       69,607       35,792       24,200           --          14,486       (4,871)
Income applicable to Alexander's ...        1,502           --           --           --              --        1,502
Income from partially-owned entities       19,093        3,407          200       11,990           1,176        2,320
Interest and other investment income        3,458          538           --           --             298        2,622
Interest and debt expense ..........      (35,617)     (10,481)      (8,032)          --          (6,296)     (10,808)
Minority interest ..................         (485)        (485)          --           --              --           --
                                        ---------     --------     --------     --------        --------     --------
Net income .........................       57,558       28,771       16,368       11,990           9,664       (9,235)
Minority interest ..................          485          485           --           --              --           --
Interest and debt expense (4) ......       49,699       14,605        8,689        6,665           6,296       13,444
Depreciation and amortization (4) ..       31,718       13,284        4,132        8,397           4,073        1,832
Straight-lining of rents (4) .......       (4,877)      (3,713)        (635)          --          (1,108)         579
Other ..............................       (2,654)          --           --       (4,123)(3)          --        1,469
                                        ---------     --------     --------     --------        --------     --------
EBITDA .............................    $ 131,929     $ 53,432     $ 28,554     $ 22,929        $ 18,925     $  8,089
                                        =========     ========     ========     ========        ========     ========

                                                                      March 31, 1998
                                        ---------------------------------------------------------------------
                                                                                Cold   Merchandise
                                         Total        Office       Retail      Storage    Mart      Other(2)
                                        --------     --------     --------     -------    ----    -----------
Total revenues .....................    $ 90,211     $ 46,845     $ 41,466     $    --    $ --      $ 1,900
Total expenses .....................      49,466       27,115       17,628          --      --        4,723
                                        --------     --------     --------     -------    ----      -------
Operating income ...................      40,745       19,730       23,838          --      --       (2,823)
Income applicable to Alexander's ...       1,656           --           --          --      --        1,656
Income from partially-owned entities       3,920        2,105           --       1,714      --          101
Interest and other investment income       7,566        1,515        1,156          --      --        4,895
Interest and debt expense ..........     (19,823)      (4,018)      (7,778)         --      --       (8,027)
Minority interest ..................          --           --           --          --      --           --
                                        --------     --------     --------     -------    ----      -------
Net income .........................      34,064       19,332       17,216       1,714      --       (4,198)
Minority interest ..................          --           --           --          --      --           --
Interest and debt expense (4) ......      31,498        7,555        7,778       7,274      --        8,891
Depreciation and amortization (4) ..      22,080        7,443        3,953       9,516      --        1,168
Straight-lining of rents (4) .......      (2,637)      (1,441)        (933)         --      --         (263)
Other ..............................         224           --           --          --      --          224
                                        --------     --------     --------     -------    ----      -------
EBITDA .............................    $ 85,229     $ 32,889     $ 28,014     $18,504    $ --      $ 5,822
                                        ========     ========     ========     =======    ====      =======

Footnotes 1-4 are explained on the following page.

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

        (3) Includes adjustment of $(4,324) for income taxes which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.

        (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.

                                                                    Cold        Merchandise
                             Total       Office       Retail       Storage         Mart         Other
                            --------     -------     --------      -------      -----------    -------
Three months ended
March 31, 1998 .........    $ 85,229     $32,889     $ 28,014      $18,504       $     --      $ 5,822
1999 Operations:
Same store operations(1)       4,591       3,659        1,379          185             --         (632)
Acquisitions and other .      42,109      16,884         (839)       4,240         18,925        2,899
                            --------     -------     --------      -------       --------      -------
Three months ended
March 31, 1999 .........    $131,929     $53,432     $ 28,554      $22,929       $ 18,925      $ 8,089
                            ========     =======     ========      =======       ========      =======
% increase in same
store operations .......         5.4%       11.1%         4.9%         1.0%             *        (10.9%)

        *       not applicable

(1)     Represents operations which were owned for the same period in each year.

        Revenues

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $163,564 in the three months ended March 31, 1999, compared to $90,211 in the prior year's quarter, an increase of $73,353. This increase by segment resulted from:

                                    Date of                                           Merchandise
                                  Acquisition       Total      Office       Retail        Mart           Other
                                  -------------    -------    --------     --------   -----------    -------------
Property Rentals:
Acquisitions:
888 Seventh Avenue ...........    January 1999     $ 5,278    $  5,278     $     --     $     --               $--
Market Square Complex ........    December 1998      3,458          --           --        3,458                --
Mendik RELP ..................    December 1998      6,826       6,826           --           --                --
20 Broad Street ..............    August 1998        2,702       2,702           --           --                --
689 Fifth Avenue .............    August 1998          861         861           --           --                --
770 Broadway .................    July 1998          2,678       2,678           --           --                --
40 Fulton Street .............    June 1998          1,568       1,568           --           --                --
Merchandise Mart
Properties ...................    April 1998        27,227          --           --       27,227                --
150 E. 58th Street ...........    March 1998         2,403       2,403           --           --                --
One Penn Plaza ...............    February 1998      5,478       5,478           --           --                --
Westport .....................    January 1998         274         274           --           --                --
                                                   -------    --------     --------     --------     -------------
                                                    58,753      28,068           --       30,685                --
                                                   -------    --------     --------     --------     -------------
Leasing activity, including
$312 of step-ups
in Retail ....................                       7,041       6,979          414           --              (352)
                                                   -------    --------     --------     --------     -------------
Total increase in property
rentals ......................                      65,794      35,047          414       30,685              (352)
                                                   -------    --------     --------     --------     -------------

Tenant expense reimbursements:
Increase in tenant expense
reimbursements due to
acquisitions .................                       4,385       2,433           --        1,952                --
Other ........................                         647         831         (117)          --               (67)
                                                   -------    --------     --------     --------     -------------
Total increase in tenant
expense reimbursements .......                       5,032       3,264         (117)       1,952               (67)
                                                   -------    --------     --------     --------     -------------
Other income .................                       2,527       2,120         (406)         351               462
                                                   -------    --------     --------     --------     -------------
Total increase in revenues ...                     $73,353    $ 40,431     $   (109)    $ 32,988     $          43
                                                   =======    ========     ========     ========     =============

        Expenses

        The Company's expenses were $93,957 in the three months ended March 31, 1999, compared to $49,466 in the prior year's quarter, an increase of $44,491. This increase by segment resulted from:

                                                                     Merchandise
                                Total         Office       Retail        Mart        Other
                               -------       --------     --------   -----------    -------
Operating:
Acquisitions ..............    $27,589       $ 14,768     $     --     $ 12,821     $    --
Same store operations .....      3,295          3,442         (348)          --         201
                               -------       --------     --------     --------     -------
                                30,884         18,210         (348)      12,821         201
                               -------       --------     --------     --------     -------
Depreciation and
amortization:
Acquisitions ..............      7,611          3,538           --        4,073          --
Same store operations .....      1,315          1,443          (93)          --         (35)
                               -------       --------     --------     --------     -------
                                 8,926          4,981          (93)       4,073         (35)
                               -------       --------     --------     --------     -------
General and administrative:      4,681(2)       1,148           --        1,608       1,925(1)
                               -------       --------     --------     --------     -------
                               $44,491       $ 24,339     $   (441)    $ 18,502     $ 2,091
                               =======       ========     ========     ========     =======

        (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

        (2)     Of this increase: (i) $2,005 is attributable to acquisitions,
                (ii) $1,420 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $1,256 resulted from professional fees.

        Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,502 in the three months ended March 31, 1999, compared to $1,656 in the prior year's quarter, a decrease of $154. This decrease resulted primarily from the Company's equity in the write-off of an asset arising from the straight-lining of rent of $879, partially offset by income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

        Income from partially-owned entities was $19,093 in the three months ended March 31, 1999, compared to $3,920 in the prior year's quarter, an increase of $15,173. This increase by segment resulted from:

                                   Date of                                             Cold        Merchandise
                                 Acquisition     Total         Office       Retail    Storage         Mart       Other
                                 -------------  --------       -------      ------    -------      -----------   ------
Acquisitions:
Cold Storage:
Freezer Services ............    June 1998      $  2,550       $    --      $   --    $ 2,550         $   --     $   --
Carmar Group ................    July 1998         1,358            --          --      1,358             --         --
Newkirk Joint Ventures ......    July 1998         2,032            --          --         --             --      2,032
Merchandise Mart
Management Company ..........    April 1998        1,176            --          --         --          1,176         --
Caguas ......................    November 1998       200            --         200         --             --         --
                                                --------       -------      ------    -------        -------     ------
                                                   7,316            --         200      3,908          1,176      2,032
Increase (decrease) in equity
in income:
Americold and URS ...........                      6,201(1)         --          --      6,201(1)          --         --
Charles E. Smith
Commercial Realty L.P. ......                      2,130         2,130          --         --             --         --
Hotel Pennsylvania ..........                        199            --          --         --             --        199
Mendik partially-owned
office buildings ............                       (596)(2)      (596)(2)      --         --             --         --
Other .......................                        (77)         (232)         --        167             --        (12)
                                                --------       -------      ------    -------        -------     ------
                                                $ 15,173       $ 1,302      $  200    $10,276        $ 1,176     $2,219
                                                ========       =======      ======    =======        =======     ======

        (1) Includes a benefit for income taxes of $4,324 resulting from the reversal of income taxes because of the expected conversion of the Cold Storage Companies to REITs.

        (2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

        Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $3,458 for the three months ended March 31, 1999, compared to $7,566 in the prior year's quarter, a decrease of $4,108. This decrease resulted primarily from lower average investments this year.

        Interest and debt expense was $35,617 for the three months ended March 31, 1999, compared to $19,823 in the prior year's quarter, an increase of $15,794. This increase resulted primarily from debt in connection with acquisitions.

        The minority interest is comprised of a 40% interest in 20 Broad Street of $485 for the three months ended March 31, 1999.

        Preferred unit distributions were $5,712 for the three months ended March 31, 1999, compared to $5,423 in the prior year's quarter, an increase of $289. This increase resulted from the issuance of Series B Cumulative Redeemable Preferred units in March 1999.

        Preferential allocations to unitholders were $8,630 for the three months ended March 31, 1999 compared to $2,577 in the prior year's quarter, an increase of $6,053. Of this increase, $3,847 is due to acquisitions and $2,206 results from higher income.

LIQUIDITY AND CAPITAL RESOURCES

        Three Months Ended March 31, 1999

        Cash flows provided by operating activities of $20,340 was primarily comprised of (i) income of $57,558, offset by (ii) adjustments for non-cash items of $6,947, and (iii) the net change in operating assets and liabilities of $30,271. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $19,292 and (ii) minority interest of $485, partially offset by (iii) the effect of straight-lining of rental income of $7,056 and (iv) equity in net income of partially-owned entities of $19,093. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $16,295.

        Net cash used in investing activities of $141,092 was primarily comprised of (i) capital expenditures of $61,228 (see detail below), (ii) investment in notes and mortgages receivable of $60,567 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $45,000 (see detail below), (iv) investments in partially-owned entities of $13,200 (see detail below), (v) real estate deposits of $9,706 and
(vi) investments in securities of $3,818, partially offset by (vii) the use of cash restricted for tenant improvements of $25,660, (viii) proceeds from sale of Cold Storage assets of $22,769 and (ix) proceeds from sale or maturity of securities available for sale of $3,998.

        Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                 Debt        Value of       Assets
                                                     Cash      Assumed     Units Issued    Acquired
                                                   --------    --------    ------------    --------
Real Estate:
888 Seventh Avenue ............................    $ 45,000    $ 55,000      $     --      $100,000
                                                   ========    ========      ========      ========
Investments in Partially Owned Entities:
Charles E. Smith Commercial Realty L.P.:
Additional investment .........................    $     --    $     --      $242,000      $242,000
Reacquired units from Vornado Operating
Company .......................................      13,200          --            --        13,200
Crystal City hotel land .......................          --          --         8,000         8,000
Additional investment in Newkirk Joint Ventures          --          --        47,800        47,800
                                                   --------    --------      --------      --------

                                                   $ 13,200    $     --      $297,800      $311,000
                                                   ========    ========      ========      ========

Capital expenditures were comprised of:

                                            New York                   Merchandise
                                           City Office     Retail         Mart         Other         Total
                                           -----------     -------       ------     -----------     -------
Expenditures to maintain the assets .....    $ 1,258       $   271       $1,428       $ 1,712       $ 4,669
Tenant allowances and leasing commissions      3,464           231        4,464            --         8,159
Redevelopment expenditures ..............     36,392        12,008           --            --        48,400
                                             -------       -------       ------       -------       -------
                                             $41,114       $12,510       $5,892       $ 1,712       $61,228
                                             =======       =======       ======       =======       =======

        Net cash provided by financing activities of $33,083 was primarily comprised of (i) proceeds from borrowings of $165,000, and (ii) proceeds from the issuance of Series B Cumulative Redeemable Preferred Units of $82,305, partially offset by (iii) repayment of borrowings of $163,963, (iv) general partner unit distributions of $37,047, (v) preferred unit distributions of $4,993 and (vi) preferential allocations of $4,970.

        Three Months Ended March 31, 1998

        Cash flows provided by operating activities of $35,431 was primarily comprised of (i) net income of $34,064 and (ii) adjustments for non-cash items of $3,448, offset by (iii) the net change in operating assets and liabilities of $2,081. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $11,171, partially offset by (ii) the effect of straight-lining of rental income of $2,292 and (iii) equity in net income of partially-owned entities of $3,920.

        Net cash used in investing activities of $543,865 was primarily comprised of (i) acquisitions of real estate of $503,877, (One Penn Plaza ($369,000), 150 East 58th Street ($112,100) and Westport ($14,000)) (ii) capital expenditures of $20,435 and (iii) real estate deposits and other of $18,000.

        Net cash provided by financing activities of $389,137 was primarily comprised of (i) proceeds from borrowings of $547,192, partially offset by (ii) repayment of borrowings of $118,714, (iii) general partner unit distributions of $28,505, (iv) preferred unit distributions of $4,704 and (v) preferential allocations of $2,577.

Financings

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

        In March, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

        In March 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200. Further in March 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

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

        The Company and its partially-owned entities have completed their initial assessment, inventory and planning phases of their plan and have determined that the majority of their systems, including all mission critical systems are already year 2000 compliant. The Company anticipates that any issues encountered with informational or operational systems will be remediated. The Company expects that where appropriate, all mission critical systems will be tested by June 30, 1999. The cost of the Company's year 2000 plan is not expected to be material to 1999 operations.

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

        In April, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which is effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in SOP 98-5, and therefore adoption of SOP 98-5 had no impact in the first quarter of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        At March 31, 1999, the Company had $1,486,138,000 of variable rate debt at a weighted average interest rate of 6.32% and $620,899,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.01%. A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $14,861,000 decrease in the Company's annual net income ($.17 per diluted share).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

        EXHIBIT NO.

                27      Financial Data Schedule.

(b)     Reports on Form 8-K and Form 8-K/A

        During the quarter ended March 31, 1999, Vornado Realty L.P. filed the reports on Form 8-K and Form 8-K/A described below:

 Date of Report
(Date of Earliest
 Event Reported)                          Item Reported                                    Date Filed
-----------------       -------------------------------------------------------        -----------------
August 12, 1998         Financial statements and pro forma in connection               February 12, 1999
                        with the completed acquisitions of 689 Fifth Avenue,
                        certain properties from the Mendik Real Estate
                        Limited Partnership, Market Square Complex and
                        888 Seventh Avenue

August 12, 1998         Amended pro forma in connection with the                       February 24, 1999
                        completed acquisitions of 689 Fifth Avenue, certain
                        properties from the Mendik Real Estate Limited
                        Partnership, Market Square Complex and 888
                        Seventh Avenue

November 12, 1998       Issuance of additional Series D-1 Preferred Units              February 9, 1999
                        by Vornado Realty L.P.

December 1, 1998        Issuance of Class A Units and Series C-1 Preferred             February 9, 1999
                        Units by Vornado Realty L.P.

March 3, 1999           Increased investment in Charles E. Smith Realty                March 17, 1999
                        L.P., increased investment in Newkirk Joint Ventures,
                        and agreement to sell Series B Preferred Shares in
                        public offering

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  VORNADO REALTY L.P.
                                         ---------------------------------------
                                                     (Registrant)




Date:  May 6, 1999                   By:          /s/ Irwin Goldberg
                                         ---------------------------------------
                                                    IRWIN GOLDBERG
                                         Vice President, Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NO.

    27        Financial Data Schedule