Form 10-Q
period 1999-06-30
VORNADO REALTY LP
filed 1999-08-11
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 28



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:                     JUNE 30, 1999


                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from___________________  to _________________________

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

                                      INDEX




PART I.                 FINANCIAL INFORMATION:

               Item 1.    Financial Statements:                                                        Page Number

                          Consolidated Balance Sheets as of June 30, 1999 and
                          December 31, 1998.........................................................        3

                          Consolidated Statements of Income for the Three and Six Months
                          Ended June 30, 1999 and June 30, 1998.....................................        4

                          Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 1999 and June 30, 1998.....................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       15

               Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............       25



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       26

               Item 6.    Exhibits and Reports on Form 8-K..........................................       26

Signatures                ..........................................................................       27

Exhibit Index             .........................................................................        28

    PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS
                                                         VORNADO REALTY L.P.

                                                     CONSOLIDATED BALANCE SHEETS
(amounts in thousands except unit amounts)

                                                               JUNE 30,          DECEMBER 31,
                                                                1999                1998
                                                                ----                ----
ASSETS

Real estate, at cost:
     Land ..........................................        $   754,822         $   743,324
     Buildings and improvements ....................          2,734,556           2,561,383
     Leasehold improvements and
         equipment .................................             12,884              11,184
                                                            -----------         -----------
               Total ...............................          3,502,262           3,315,891
     Less accumulated depreciation and
         amortization ..............................           (264,063)           (226,816)
                                                            -----------         -----------
     Real estate, net ..............................          3,238,199           3,089,075

Cash and cash equivalents, including U.S. ..........
     government obligations under repurchase
     agreements of $27,750 and $56,500 .............             61,514             167,808
Restricted cash ....................................             19,647              44,195
Marketable securities ..............................             77,983              77,156
Investments and advances to partially-owned
     entities, including Alexander's of
     $101,835 and $104,038 .........................          1,166,034             827,840
Due from officers ..................................             17,797              17,165
Accounts receivable, net of allowance for
     doubtful accounts of $4,936 and $3,044 ........             32,714              35,517
Notes and mortgages receivable .....................             57,281              10,683
Deposits in connection with real estate acquisitions             16,276              22,947
Receivable arising from the straight-lining of
     rents .........................................             65,104              49,711
Other assets .......................................            113,883              83,682
                                                            -----------         -----------





TOTAL ASSETS .......................................        $ 4,866,432         $ 4,425,779
                                                            ===========         ===========


                                                               JUNE 30,      DECEMBER 31,
                                                                1999              1998
                                                                ----              ----
LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable .......................        $ 1,497,260         $ 1,363,750
Revolving credit facility .........................            467,250             687,250
Accounts payable and accrued expenses .............             92,151             109,925
Officer's deferred compensation payable ...........             36,395              35,628
Deferred leasing fee income .......................              8,594              10,051
Other liabilities .................................              3,855               3,196
                                                           -----------         -----------
                                                             2,105,505           2,209,800
                                                           -----------         -----------
Minority interest .................................             13,943              12,925
                                                           -----------         -----------
Commitments and contingencies
Partners' capital:
      Preferred units:
           no par value per unit; authorized,
           20,000,000 units;
           Series A:  liquidation preference $50.00
           per unit; issued 5,789,239 units .......            284,195             282,758
           Series B:  liquidation preference $25.00
           per unit; issued 3,400,000 units .......             82,011                  --
           Series C:  liquidation preference $25.00
           per unit; issued 4,600,000 units .......            111,271                  --
      General partner units:
           Issued and outstanding 85,924,934
           and 85,076,542 units ...................          1,686,433           1,656,611

      Limited partnership units:
           Issued and outstanding 18,655,216
           and 12,351,736 units ...................            725,910             420,376
      Accumulated deficit .........................           (120,408)           (132,837)
                                                           -----------         -----------
                                                             2,769,412           2,226,908
      Accumulated other comprehensive loss ........            (17,604)            (18,957)
      Due from officers for purchase of units .....             (4,824)             (4,897)
                                                           -----------         -----------
                Total partners' capital ...........          2,746,984           2,203,054
                                                           -----------         -----------

TOTAL LIABILITIES AND
        PARTNERS' CAPITAL .........................        $ 4,866,432         $ 4,425,779
                                                           ===========         ===========


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per unit amounts)

                                                      FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                            JUNE 30                               JUNE 30
                                                            -------                               -------
                                                       1999              1998              1999              1998
                                                       ----              ----              ----              ----
Revenues:
   Property rentals ........................        $ 141,724         $ 109,362         $ 279,883         $ 181,727
   Expense reimbursements ..................           21,143            17,094            41,871            32,790
   Other income (including fee income
     from related parties of $349 and $777
     in each three month period and $814
     and $1,185 in each six month period) ..            3,321             2,067             7,998             4,217
                                                    ---------         ---------         ---------         ---------
Total revenues .............................          166,188           128,523           329,752           218,734
                                                    ---------         ---------         ---------         ---------

Expenses:
   Operating ...............................           65,925            51,454           130,962            85,607
   Depreciation and amortization ...........           19,585            15,029            38,877            25,395
   General and administrative ..............           10,169             7,070            19,797            12,017
                                                    ---------         ---------         ---------         ---------
Total expenses .............................           95,679            73,553           189,636           123,019
                                                    ---------         ---------         ---------         ---------

Operating income ...........................           70,509            54,970           140,116            95,715
Income applicable to Alexander's ...........            1,839             1,490             3,341             3,146
Income from partially owned entities .......           21,925             5,756            41,018             9,676
Interest and other investment income .......            4,900             5,271             8,358            12,837
Interest and debt expense ..................          (35,284)          (26,679)          (70,901)          (46,502)
Minority interest ..........................             (529)               --            (1,014)               --
                                                    ---------         ---------         ---------         ---------
Net income .................................           63,360            40,808           120,918            74,872
Preferred unit distributions (including
accretion of issuance expenses of $719 and
$1,438 in each three and six month period)..         (8,381)           (5,422)          (14,093)          (10,845)
Preferential allocations ...................        (11,334)           (4,492)          (19,964)           (7,069)
                                                    ---------         ---------         ---------         ---------
Net income applicable to general partner
   units ...................................        $  43,645         $  30,894         $  86,861         $  56,958
                                                    =========         =========         =========         =========

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                               For The Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                   1999                1998
                                                                                   ----                ----
Cash Flows From Operating Activities:
    Net income .......................................................        $   120,918         $    74,872
    Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization (including debt issuance costs)             38,877              26,834
         Straight-lining of rental income ............................            (15,393)             (6,414)
         Minority interest ...........................................              1,014                  --
         Equity in income of Alexander's,
           including depreciation of $300 in each period .............               (816)               (297)
         Equity in net income of partially-owned entities ............            (41,018)             (9,676)
         Gain on marketable securities ...............................               (382)             (1,447)
    Changes in operating assets and liabilities ......................            (16,404)             (1,661)
                                                                              -----------         -----------
    Net cash provided by operating activities ........................             86,796              82,211
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate and other ............................            (45,000)           (681,387)
    Investments in partially-owned entities ..........................            (13,200)           (165,633)
    Proceeds from sale of Cold Storage assets ........................             22,769                  --
    Investment in notes and mortgages receivable .....................            (60,567)             (2,875)
    Repayment of mortgage loans receivable ...........................             19,367              57,663
    Cash restricted for tenant improvements ..........................             24,548                 590
    Additions to real estate .........................................            (86,731)            (47,450)
    Purchases of securities available for sale .......................             (3,939)            (22,420)
    Proceeds from sale or maturity of securities available for sale ..              6,992              14,903
    Real estate deposits and other ...................................             (6,559)           (133,072)
                                                                              -----------         -----------
    Net cash used in investing activities ............................           (142,320)           (979,681)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings .........................................            165,000           1,295,855
    Repayments of borrowings .........................................           (306,490)           (863,258)
    Debt issuance costs ..............................................             (3,504)             (6,533)
    Proceeds from issuance of general partner units...................                 --             445,282
    Proceeds from issuance of preferred units ........................            193,282                  --
    Preferential allocations .........................................            (12,226)             (2,577)
    General partner unit distributions................................            (74,432)            (58,893)
    Preferred unit distributions .....................................            (12,655)            (10,845)
    Exercise of options ..............................................                255                  69
                                                                              -----------         -----------
    Net cash (used in) provided by financing activities ..............            (50,770)            799,100
                                                                              -----------         -----------

    Net decrease in cash and cash equivalents ........................           (106,294)            (98,370)
    Cash and cash equivalents at beginning of period .................            167,808             355,954
                                                                              -----------         -----------

    Cash and cash equivalents at end of period .......................        $    61,514         $   257,584
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
       $1,410 in 1999) ...............................................        $    69,222         $    43,370

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions ................................        $    55,000         $   420,000
    Limited partnership units issued in connection with acquisitions .            297,800             116,398
    Unrealized gain on securities available for sale .................              1,353               3,304


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Vornado Realty L.P. (the "Operating Partnership", including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997 when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at July 16, 1999. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of changes in cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's consolidated Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of Vornado Realty L.P., as well as equity interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

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

                               VORNADO REALTY L.P.

      Charles E. Smith Commercial Realty L.P. ("CESCR")

      In March 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired in March 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

      The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units of the Operating Partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company has the right to appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

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

      In May 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      In May 1999, the Company sold an aggregate of $27,500,000 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467,000. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

                               VORNADO REALTY L.P.

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for the Company for the six months ended June 30, 1999 and 1998 are presented as if the acquisitions described above and those included in Investments and Advances to Partially-Owned Entities and the financings attributable thereto had occurred on January 1, 1998.

      Condensed Consolidated Pro Forma Operating Results

                                                              Pro Forma
                                                              ---------
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1999             1998
                                                          ----             ----
(amounts in thousands)
Revenues .....................................        $ 330,907         $ 314,444
                                                      =========         =========

Net income ...................................        $ 127,172         $  95,820
Preferred unit distributions .................          (14,093)          (10,845)
Preferential allocations .....................          (23,724)          (18,014)
                                                      ---------         ---------
Net income applicable to general partner units        $  89,355         $  66,961
                                                      =========         =========

4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances

                                             June 30, 1999     December 31, 1998
                                             -------------     -----------------
      (amounts in thousands)
Alexander's ...........................        $  101,835        $  104,038
Cold Storage Companies ................           457,296           459,172
CESCR .................................           316,942            49,151
Hotel Pennsylvania ....................            50,933            47,813
Newkirk Joint Ventures ................           114,971            58,665
Mendik Partially-Owned Office Buildings            59,051            59,902
Vornado Management Corp., Mendik
     Management Company, Merchandise
     Mart Properties, Inc. and other ..            65,006            49,099
                                               ----------        ----------
                                               $1,166,034        $  827,840
                                               ==========        ==========

                               VORNADO REALTY L.P.

      Income

                                                 Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                                     --------                        --------
                                                1999             1998          1999           1998
                                                ----             ----          ----           ----
(amounts in thousands)

Income Applicable to Alexander's ......        $ 1,839        $ 1,490        $ 3,341        $ 3,146
                                               =======        =======        =======        =======
Other Partially-Owned Entities:
  Cold Storage Companies ..............        $ 8,506        $ 1,450        $20,496        $ 3,164
  CESCR ...............................          6,072          1,352          9,201          2,351
  Hotel Pennsylvania ..................          2,425          1,445          2,568          1,389
  Newkirk Joint Ventures ..............          3,277             --          5,309             --
Mendik Partially-Owned Office Buildings            433            409            750          1,322
  Vornado Management Corp., Mendik
     Management Company,
     Merchandise Mart Properties
       Inc. and other .................          1,212          1,100          2,694          1,450
                                               -------        -------        -------        -------
                                               $21,925        $ 5,756        $41,018        $ 9,676
                                               =======        =======        =======        =======

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

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $2,896,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $1,072,000 and $938,000 for the three months ended June 30, 1999 and 1998 and $2,214,000 and $1,875,000 for the six months ended June 30, 1999 and 1998.

      Cold Storage Companies

      In March 1999, the partnerships in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest ("Vornado/Crescent Partnerships") sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151,000,000. The new partnership has the right to defer a portion of the rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

                               VORNADO REALTY L.P.

      In connection with the sale of the Cold Storage non-real estate assets, the Company lent $18,587,000 to Vornado Operating pursuant to a $75,000,000 unsecured five-year revolving credit facility. The balance outstanding under the facility is $4,587,000 at June 30, 1999. Borrowing under the facility bears interest at LIBOR plus 3% (currently 8.06%).

5.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $195,000 and $574,000 for the three months ended June 30, 1999 and 1998 and $465,000 and $772,000 for the six months ended June 30, 1999 and 1998.

      The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $8,286,000 and $5,957,000 for the three months ended June 30, 1999 and 1998 and $19,297,000 and $11,224,000 for the six months ended June 30, 1999 and 1998.

6.    PREFERENTIAL ALLOCATIONS

      The preferential allocations represent limited partners', other than Vornado, interests in the Operating Partnership and are comprised of:

Unit Series                                    Outstanding Units at                         Preferred
                                                                              Per Unit      or Annual          Conversion
                                              June 30,      December 31,    Liquidation    Distribution         Rate Into
                                                1999           1998          Preference        Rate           Class A Units
                                                ----           ----          ----------        ----           -------------
Class A.............................         2,664,399      1,887,781             --      $    1.76             (a)
Class C.............................         3,529,098      3,534,098             --      $    1.69 (b)          1.0 (c)
Class D.............................         1,267,122      1,332,596             --      $   2.015              1.0 (d)
5.0% B-1 Convertible Preferred......           899,566        899,566       $   50.00     $    2.50             .914
8.0% B-2 Convertible Preferred......           499,783        449,783       $   50.00     $    4.00             .914
6.5% C-1 Convertible Preferred......           747,912        747,912       $   50.00     $    3.25           1.1431
8.5% D-1 Cumulative Redeemable Preferred     3,500,000      3,500,000       $   25.00     $   2.125             (e)
8.375% D-2 Cumulative Redeemable Preferred     549,336             --       $   50.00     $  4.1875             (e)
6.0% E-1 Convertible Preferred......         4,998,000             --       $   50.00     $    3.00           1.1364

(a) Class A units are redeemable at the option of the holder for cash or, at Vornado's option, one common share of beneficial interest in Vornado.

(b) Class C unit holders participate in distributions at an annual rate of $1.69, then pari passu with Class A. Based on the current level of dividends, Class C units will convert into Class A units in the third quarter of 1999.

(c) Mandatory conversion of Class C units into Class A units occurs after four consecutive quarters of distributions of at least $.4225 per Class A unit ($1.69 annually).

(d) Mandatory conversion of Class D units into Class A units occurs after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

(e)  Convertible into an equivalent Vornado preferred share.

                               VORNADO REALTY L.P.

7.    CONTINGENCIES

      At June 30, 1999, in addition to the $467,250,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $40,415,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

      There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       -------------------------
                                                                  1999             1998             1999            1998
                                                                  ----             ----             ----            ----
         (amounts in thousands)

         Net income applicable to general partner units.      $    43,645     $    30,894       $    86,861     $    56,958
         Other comprehensive income.....................            2,378           1,753             1,353           3,304
                                                              -----------     -----------       -----------     -----------
         Comprehensive income...........................      $    46,023     $    32,647       $    88,214     $    60,262
                                                              ===========     ===========       ===========     ===========

                               VORNADO REALTY L.P.

9. SEGMENT INFORMATION

The Company has four business segments: Office, Retail, Merchandise Mart Properties and Cold Storage.

           (amounts in thousands)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                                 1999
                                                                                 ----
                                                                       Merchandise
                                            Office        Retail          Mart         Cold Storage        Other(2)       Total
                                            ------        ------          ----         ------------        --------       -----

Total revenues .....................     $  87,876      $  43,009      $  33,367            $--         $   1,936      $ 166,188
Total expenses .....................        52,313         17,884         17,853             --             7,629         95,679
                                         ---------      ---------      ---------           ----         ---------      ---------
Operating income ...................        35,563         25,125         15,514             --            (5,693)        70,509
Income applicable to Alexander's ...
                                                --             --             --             --             1,839          1,839
Income from partially-owned
entities ...........................         6,617            223            728          8,506             5,851         21,925
Interest and other investment income
                                               318             --             69             --             4,513          4,900
Interest and debt expense ..........       (11,778)        (8,085)        (6,869)            --            (8,552)       (35,284)
Minority interest ..................          (529)            --             --             --                --           (529)
                                         ---------      ---------      ---------      ---------         ---------      ---------
Net income .........................        30,191         17,263          9,442          8,506            (2,042)        63,360
Minority interest ..................           529             --             --             --                --            529
Interest and debt expense(4)  ......        22,101          8,740          6,869          6,893            14,735         59,338
Depreciation and amortization(4)
                                            14,693          4,252          4,105          7,615             2,027         32,692
Straight-lining of rents(4) ........        (4,902)          (682)        (1,172)          (627)             (273)        (7,656)
Other ..............................            --             --             --          1,114(3)          1,641          2,755
                                         ---------      ---------      ---------      ---------         ---------      ---------
EBITDA(1) ..........................     $  62,612      $  29,573      $  19,244      $  23,501         $  16,088      $ 151,018
                                         =========      =========      =========      =========         =========      =========


                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                                  1998
                                                                                  ----
                                                                       Merchandise      Cold
                                            Office        Retail          Mart         Storage       Other(2)          Total
                                            ------        ------          ----         -------       --------          -----

Total revenues .....................     $  56,870      $  40,973      $  28,310      $      --     $   2,370      $ 128,523
Total expenses .....................        35,045         16,679         16,452             --         5,377         73,553
                                         ---------      ---------      ---------      ---------     ---------      ---------
Operating income ...................        21,825         24,294         11,858             --        (3,007)        54,970
Income applicable to Alexander's ...            --             --             --             --         1,490          1,490
Income from partially-owned entities         1,767             --            948          1,450         1,591          5,756
Interest and other investment income         1,429          1,003            321             --         2,518          5,271
Interest and debt expense ..........        (4,689)        (8,101)        (6,412)            --        (7,477)       (26,679)
Minority interest ..................            --             --             --             --            --             --
                                         ---------      ---------      ---------      ---------     ---------      ---------
Net income .........................        20,332         17,196          6,715          1,450        (4,885)        40,808
Minority interest ..................            --             --             --             --            --             --
Interest and debt expense(4)  ......         8,992          8,101          6,412          6,336         8,911         38,752
Depreciation and amortization(4) ...         9,778          3,802          3,226          8,303         1,455         26,564
Straight-lining of rents(4) ........        (2,056)          (721)        (1,283)            --          (259)        (4,319)
Other ..............................            --             --             --          1,786           625          2,411
                                         ---------      ---------      ---------      ---------     ---------      ---------
EBITDA(1) ..........................     $  37,046      $  28,378      $  15,070      $  17,875     $   5,847      $ 104,216
                                         =========      =========      =========      =========     =========      =========

    See footnotes 1-4 on page 14.

VORNADO REALTY L.P.

(amounts in thousands)


                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                                 1999
                                                                                 ----
                                                                   Merchandise
                                        Office         Retail          Mart        Cold Storage      Other(2)         Total
                                        ------         ------          ----        ------------      --------         -----
Total revenues .................     $ 175,152      $  84,366      $  66,355      $      --         $   3,879      $ 329,752
Total expenses .................       103,797         35,041         36,355             --            14,443        189,636
                                     ---------      ---------      ---------      ---------         ---------      ---------
Operating income ...............        71,355         49,325         30,000             --           (10,564)       140,116
Income applicable to Alexander's            --             --             --             --             3,341          3,341
Income from partially-owned
entities .......................        10,024            423          1,904         20,496             8,171         41,018
Interest and other investment
income .........................           856             --            367             --             7,135          8,358
Interest and debt expense ......       (22,259)       (16,117)       (13,165)            --           (19,360)       (70,901)
Minority interest ..............        (1,014)            --             --             --                --         (1,014)
                                     ---------      ---------      ---------      ---------         ---------      ---------
Net income .....................        58,962         33,631         19,106         20,496           (11,277)       120,918
Minority interest ..............         1,014             --             --             --                --          1,014
Interest and debt expense(4)  ..        36,706         17,429         13,165         13,558            28,179        109,037
Depreciation and amortization(4)        27,977          8,384          8,178         16,012             3,859         64,410
Straight-lining of rents(4) ....        (8,615)        (1,317)        (2,280)          (627)              306        (12,533)
Other ..........................            --             --             --         (3,009)(3)         3,110            101
                                     ---------      ---------      ---------      ---------         ---------      ---------
EBITDA(1) ......................     $ 116,044      $  58,127      $  38,169      $  46,430         $  24,177      $ 282,947
                                     =========      =========      =========      =========         =========      =========

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                               1998
                                                                               ----
                                                                    Merchandise
                                       Office          Retail          Mart      Cold Storage     Other(2)       Total
                                       ------          ------          ----      ------------     --------       -----
Total revenues .................     $ 103,715      $  82,439      $  28,310      $      --     $   4,270      $ 218,734
Total expenses .................        62,160         34,307         16,452             --        10,100        123,019
                                     ---------      ---------      ---------      ---------     ---------      ---------
Operating income ...............        41,555         48,132         11,858             --        (5,830)        95,715
Income applicable to Alexander's            --             --             --             --         3,146          3,146
Income from partially-owned
entities .......................         3,872             --            948          3,164         1,692          9,676
Interest and other investment
income .........................         2,944          2,159            321             --         7,413         12,837
Interest and debt expense ......        (8,707)       (15,879)        (6,412)            --       (15,504)       (46,502)
Minority interest ..............            --             --             --             --            --             --
                                     ---------      ---------      ---------      ---------     ---------      ---------
Net income .....................        39,664         34,412          6,715          3,164        (9,083)        74,872
Minority interest ..............            --             --             --             --            --             --
Interest and debt expense(4)  ..        16,547         15,879          6,412         13,610        17,802         70,250
Depreciation and amortization(4)        17,221          7,755          3,226         17,819         2,623         48,644
Straight-lining of rents(4) ....        (3,497)        (1,654)        (1,283)            --          (522)        (6,956)
Other ..........................            --             --             --          1,786           849          2,635
                                     ---------      ---------      ---------      ---------     ---------      ---------
EBITDA(1) ......................     $  69,935      $  56,392      $  15,070      $  36,379     $  11,669      $ 189,445
                                     =========      =========      =========      =========     =========      =========

                                                         June 30, 1999
                                                         -------------
Balance sheet data:
    Real estate, net      $1,892,885     $  593,039     $  736,649     $       --     $   15,626     $3,238,199
    Investments and
      advances to
      partially-owned
      entities ......        385,663          3,202         26,913        457,296        292,960      1,166,034


                                                       December 31, 1998
                                                       -----------------
Balance sheet data:
    Real estate, net      $1,777,919     $  565,723     $  729,485     $       --     $   15,948     $3,089,075
    Investments and
      advances to
      partially-owned
      entities ......        118,337          2,946         26,638        459,172        220,747        827,840


See footnotes 1-4 on the next page.

                               VORNADO REALTY L.P.

Notes to segment information:

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
    (3) Includes a charge of $1,114 for the three months ended June 30, 1999 and a benefit of $3,210 for the six months ended June 30, 1999 for income taxes, which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.
    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

10.   SUBSEQUENT EVENTS

      350 North Orleans Financing

      On July 8, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (currently 6.83%).

      Acquisition of 909 Third Avenue

      On July 22, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building for approximately $123,000,000, including $109,000,000 of indebtedness.

      Hotel Pennsylvania

      On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel. Under the agreement, the Company will purchase the 20% interest for approximately $18,000,000 and will assume $24,000,000 of existing debt. In connection with the transaction, Vornado also terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The acquisition is expected to close in the third quarter of 1999.

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

         OVERVIEW

         The Company's net income was $63,360 in the three months ended June 30, 1999, as compared to $40,808 in the prior year's quarter, an increase of $22,552. The Company's net income was $120,918 in the six months ended June 30, 1999, as compared to $74,872 in the prior year's six months, an increase of $46,046. EBITDA, as defined,(1) was $151,018 in the three months ended June 30, 1999, as compared to $104,216 in the prior year's quarter, an increase of $46,802. EBITDA was $282,947 in the six months ended June 30, 1999 as compared to $189,445 in the prior year's six months, an increase of $93,502.

     Below is a summary of net income and EBITDA by segment for the three and six months ended June 30, 1999 and 1998:

                                                                For The Three Months Ended June 30, 1999
                                                                ----------------------------------------
                                                                                        Merchandise      Cold
                                              Total         Office         Retail          Mart         Storage           Other(2)
                                              -----         ------         ------          ----         -------           --------
Total revenues .......................     $ 166,188      $  87,876      $  43,009      $  33,367      $      --       $   1,936

Total expenses .......................        95,679         52,313         17,884         17,853             --           7,629
                                           ---------      ---------      ---------      ---------      ---------       ---------
Operating income .....................        70,509         35,563         25,125         15,514             --          (5,693)
Income applicable to Alexander's .....         1,839             --             --             --             --           1,839
Income from partially-owned entities .        21,925          6,617            223            728          8,506           5,851
Interest and other investment income .         4,900            318             --             69             --           4,513
Interest and debt expense ............       (35,284)       (11,778)        (8,085)        (6,869)            --          (8,552)
Minority interest ....................          (529)          (529)            --             --             --              --
                                           ---------      ---------      ---------      ---------      ---------       ---------
Net income ...........................        63,360         30,191         17,263          9,442          8,506          (2,042)
Minority interest ....................           529            529             --             --             --              --
Interest and debt expense (4) ........        59,338         22,101          8,740          6,869          6,893          14,735
Depreciation and amortization (4) ....        32,692         14,693          4,252          4,105          7,615           2,027
Straight-lining of rents (4) .........        (7,656)        (4,902)          (682)        (1,172)          (627)           (273)
Other ................................         2,755             --             --             --          1,114(3)        1,641
                                           ---------      ---------      ---------      ---------      ---------       ---------
EBITDA (1) ...........................     $ 151,018      $  62,612      $  29,573      $  19,244      $  23,501       $  16,088
                                           =========      =========      =========      =========      =========       =========



                                                                      For The Three Months Ended June 30, 1998
                                                                      ----------------------------------------
                                                                                         Merchandise      Cold
                                              Total         Office         Retail           Mart         Storage        Other(2)
                                              -----         ------         ------           ----         -------        --------
Total revenues .......................     $ 128,523      $  56,870      $  40,973      $  28,310      $      --     $   2,370
Total expenses .......................        73,553         35,045         16,679         16,452             --         5,377
                                           ---------      ---------      ---------      ---------      -------       ---------
Operating income .....................        54,970         21,825         24,294         11,858             --        (3,007)
Income applicable to Alexander's .....         1,490             --             --             --             --         1,490
Income from partially-owned entities .         5,756          1,767             --            948          1,450         1,591
Interest and other investment income .         5,271          1,429          1,003            321             --         2,518

Interest and debt expense ............       (26,679)        (4,689)        (8,101)        (6,412)            --        (7,477)
Minority interest ....................            --             --             --             --             --            --
                                           ---------      ---------      ---------      ---------      -------       ---------
Net income ...........................        40,808         20,332         17,196          6,715          1,450        (4,885)
Minority interest ....................            --             --             --             --             --            --
Interest and debt expense (4) ........        38,752          8,992          8,101          6,412          6,336         8,911
Depreciation and amortization (4) ....        26,564          9,778          3,802          3,226          8,303         1,455

Straight-lining of rents (4) .........        (4,319)        (2,056)          (721)        (1,283)            --          (259)

Other ................................         2,411             --             --             --          1,786           625
                                           ---------      ---------      ---------      ---------      -------       ---------
EBITDA (1) ...........................     $ 104,216      $  37,046      $  28,378      $  15,070      $  17,875     $   5,847
                                           =========      =========      =========      =========      =========     =========

      Footnotes 1-4 are explained on the following page.

                                                                      For the Six Months Ended June 30, 1998
                                                                      --------------------------------------
                                                                                         Merchandise
                                              Total        Office          Retail           Mart        Cold Storage       Other(2)
                                              -----        ------          ------           ----        ------------       --------
Total revenues .......................     $ 329,752      $ 175,152      $  84,366      $  66,355      $      --         $   3,879
Total expenses .......................       189,636        103,797         35,041         36,355             --            14,443
                                           ---------      ---------      ---------      ---------      -------           ---------
Operating income .....................       140,116         71,355         49,325         30,000             --           (10,564)
Income applicable to Alexander's .....         3,341             --             --             --             --             3,341
Income from partially-owned entities .        41,018         10,024            423          1,904         20,496             8,171
Interest and other investment income .         8,358            856             --            367             --             7,135
Interest and debt expense ............       (70,901)       (22,259)       (16,117)       (13,165)            --           (19,360)
Minority interest ....................        (1,014)        (1,014)            --             --             --                --
                                           ---------      ---------      ---------      ---------      -------           ---------
Net income ...........................       120,918         58,962         33,631         19,106         20,496           (11,277)
Minority interest ....................         1,014          1,014             --             --             --                --
Interest and debt expense (4) ........       109,037         36,706         17,429         13,165         13,558            28,179
Depreciation and amortization (4) ....        64,410         27,977          8,384          8,178         16,012             3,859
Straight-lining of rents (4) .........       (12,533)        (8,615)        (1,317)        (2,280)          (627)              306
Other ................................           101             --             --             --         (3,009)(3)         3,110
                                           ---------      ---------      ---------      ---------      -------           ---------
EBITDA (1) ...........................     $ 282,947      $ 116,044      $  58,127      $  38,169      $  46,430         $  24,177
                                           =========      =========      =========      =========      =========         =========

                                                                       For The Six Months Ended June 30, 1998
                                                                       --------------------------------------
                                                                                         Merchandise
                                              Total          Office        Retail           Mart      Cold Storage      Other(2)
                                              -----          ------        ------           ----      ------------      --------
Total revenues .......................     $ 218,734        103,715      $  82,439      $  28,310      $      --     $   4,270
Total expenses .......................       123,019         62,160         34,307         16,452             --        10,100
                                           ---------        -------      ---------      ---------      -------       ---------
Operating income .....................        95,715         41,555         48,132         11,858             --        (5,830)
Income applicable to Alexander's .....         3,146             --             --             --             --         3,146
Income from partially-owned entities .         9,676          3,872             --            948          3,164         1,692
Interest and other investment income .        12,837          2,944          2,159            321             --         7,413
Interest and debt expense ............       (46,502)        (8,707)       (15,879)        (6,412)            --       (15,504)
Minority interest ....................            --             --             --             --             --            --
                                           ---------        -------      ---------      ---------      -------       ---------
Net income ...........................        74,872         39,664         34,412          6,715          3,164        (9,083)
Minority interest ....................            --             --             --             --             --            --
Interest and debt expense (4) ........        70,250         16,547         15,879          6,412         13,610        17,802
Depreciation and amortization (4) ....        48,644         17,221          7,755          3,226         17,819         2,623
Straight-lining of rents (4) .........        (6,956)        (3,497)        (1,654)        (1,283)            --          (522)
Other ................................         2,635             --             --             --          1,786           849
                                           ---------        -------      ---------      ---------      -------       ---------
EBITDA (1) ...........................     $ 189,445      $  69,935      $  56,392      $  15,070      $  36,379     $  11,669
                                           =========      =========      =========      =========      =========     =========

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
    (3) Includes a charge of $1,114 for the three months ended June 30, 1999 and a benefit of $3,210 for the six months ended June 30, 1999 for income taxes which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REITs.
    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

      Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.

                                                                                    Merchandise        Cold
                                        Total          Office          Retail           Mart          Storage           Other
                                      --------        --------        --------      -----------       --------        --------
Three months ended
     June 30, 1998 ............       $104,216        $ 37,046        $ 28,378        $ 15,070        $ 17,875        $  5,847
1999 Operations:
     Same store operations(1) .          6,187           4,537             688             756             397            (191)
     Acquisitions and other ...         40,615          21,029             507           3,418           5,229          10,432
                                      --------        --------        --------        --------        --------        --------

Three months ended
     June 30, 1999 ............       $151,018        $ 62,612        $ 29,573        $ 19,244        $ 23,501        $ 16,088
                                      ========        ========        ========        ========        ========        ========
     % increase in same
       store operations .......            5.9%           12.2%            2.4%            5.0%            2.2%           (3.3%)


   (1) Represents operations which were owned for the same period in each year.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $166,188 in the three months ended June 30, 1999, compared to $128,523 in the prior year's quarter, an increase of $37,665. This increase by segment resulted from:

                                       Date of                                                   Merchandise
                                     Acquisition      Total         Office          Retail           Mart            Other
                                     -------------  --------       --------        --------      -----------       --------
Property Rentals:
Acquisitions:
     888 Seventh Avenue ......       January 1999   $  6,086       $  6,086        $     --        $     --        $     --

     Market Square Complex ...       December 1998     3,932             --              --           3,932              --

     Mendik RELP Properties ..       December 1998     7,338          7,338              --              --              --

     20 Broad Street .........       August 1998       2,742          2,742              --              --              --

     689 Fifth Avenue ........       August 1998         861            861              --              --              --

     770 Broadway ............       July 1998         3,069          3,069              --              --              --

     40 Fulton Street ........       June 1998         1,037          1,037              --              --              --
                                                    --------       --------        --------        --------        --------

                                                      25,065         21,133              --           3,932              --
                                                    --------       --------        --------        --------        --------
Leasing activity, including
     $312 of step-ups
     in Retail ...............                         7,297          6,758             258             366             (85)
                                                    --------       --------        --------        --------        --------
Total increase in property
     rentals .................                        32,362         27,891             258           4,298             (85)
                                                    --------       --------        --------        --------        --------

Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to
     acquisitions ............                         1,942          1,308              --             634              --
Other ........................                         2,107            338           1,802             (37)              4
                                                    --------       --------        --------        --------        --------

Total increase in tenant
     expense reimbursements ..                         4,049          1,646           1,802             597               4
                                                    --------       --------        --------        --------        --------
Other income .................                         1,254          1,469             (24)            162            (353)
                                                    --------       --------        --------        --------        --------

Total increase in revenues ...                      $ 37,665       $ 31,006        $  2,036        $  5,057        $   (434)
                                                    ========       ========        ========        ========        ========

      Expenses

      The Company's expenses were $95,679 in the three months ended June 30, 1999 compared to $73,553 in the prior year's quarter, an increase of $22,126. This increase by segment resulted from:

                                                                                Merchandise
                                   Total           Office        Retail             Mart          Other
                                  -------          -------       -------        -----------      -------
Operating:
    Acquisitions ..........       $11,859          $10,691       $    --          $ 1,168        $    --

    Same store operations .         2,612            2,441         1,044(3)          (820)           (53)
                                  -------          -------       -------          -------        -------


                                   14,471           13,132         1,044              348            (53)
                                  -------          -------       -------          -------        -------


Depreciation and
    amortization:
    Acquisitions ..........         2,989            2,341            --              648             --
    Same store operations .         1,567            1,246           129              231            (39)
                                  -------          -------       -------          -------        -------


                                    4,556            3,587           129              879            (39)
                                  -------          -------       -------          -------        -------

General and administrative:         3,099(2)           579             2              174        $ 2,344(1)
                                  -------          -------       -------          -------        -------
                                  $22,126          $17,298       $ 1,175          $ 1,401        $ 2,252
                                  =======          =======       =======          =======        =======

(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

(2) Of this increase: (i) $201 is attributable to acquisitions, (ii) $2,501 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $397 resulted from professional fees.


(3) Increase in common area maintenance expense of $2,047, partially offset by a decrease in repairs and maintenance and bad debt expense.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,839 in the three months ended June 30, 1999, compared to $1,490 in the prior year's quarter, an increase of $349.

      Income from partially-owned entities was $21,925 in the three months ended June 30, 1999, compared to $5,756 in the prior year's quarter, an increase of $16,169. This increase by segment resulted from:

                                             Date of                                            Merchandise     Cold
                                           Acquisition       Total        Office      Retail       Mart        Storage      Other
                                           --------------   -------       ------      ------    -----------    -------     -------
Acquisitions:

  Cold Storage .........................   June/July 1998   $ 3,720       $   --      $   --      $   --       $ 3,720     $    --

  Newkirk Joint Ventures ...............   July 1998          3,277           --          --          --            --       3,277
  Caguas ...............................   November 1998        223           --         223          --            --          --



  CESCR ................................   March 1999         4,720        4,720          --          --            --          --
                                                            -------       ------      ------      ------       -------     -------

                                                             11,940        4,720         223          --         3,720       3,277
Increase (decrease) in equity in income:

    Cold Storage .......................                      3,168(1)        --          --          --         3,168(1)       --

    Hotel Pennsylvania .................                        980           --          --          --            --         980
    Mendik partially-owned
      office buildings .................                       (175)(2)     (175)(2)      --          --            --          --
    Merchandise Mart
      Management Company ...............                       (220)          --          --        (220)           --          --
     Other .............................                        476          305          --          --           168           3
                                                            -------       ------      ------      ------       -------     -------


                                                            $16,169       $4,850      $  223      $ (220)      $ 7,056     $ 4,260
                                                            =======       ======      ======      ======       =======     =======

(1) Includes a charge for income taxes of $1,114 resulting from the reversal of income taxes because of the expected conversion of the Cold Storage Companies to REITs.

(2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $4,900 for the three months ended June 30, 1999, compared to $5,271 in the prior year's quarter, a decrease of $371. This decrease resulted primarily from lower average investments this year.

      Interest and debt expense was $35,284 for the three months ended June 30, 1999, compared to $26,679 in the prior year's quarter, an increase of $8,605. This increase resulted primarily from debt in connection with acquisitions.

      The minority interest is comprised of a 40% interest in 20 Broad Street of $529 for the three months ended June 30, 1999.

      Preferred unit distributions were $8,381 for the three months ended June 30, 1999, compared to $5,422 in the prior year's quarter, an increase of $2,959. This increase resulted from the issuance of Series B Cumulative Redeemable Preferred Units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

      Preferential allocations to unitholders were $11,334 for the three months ended June 30, 1999 compared to $4,492 in the prior year's quarter, an increase of $6,842. Of this increase $4,996 is due to acquisitions and $1,846 results from higher income.

      SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

      Below are the details of the changes by segment in EBITDA. The change in the Cold Storage EBITDA is discussed in Income from partially-owned entities.

                                                                                     Merchandise        Cold
                                       Total           Office          Retail            Mart          Storage          Other
                                      --------        --------        --------       -----------       --------        --------
Six months ended
     June 30, 1998 ............       $189,445        $ 69,935        $ 56,392         $ 15,070        $ 36,379        $ 11,669
1999 Operations:
     Same store operations(1) .         10,778           8,196           2,067              756             582            (823)
     Acquisitions and other ...         82,724          37,913            (332)          22,343           9,469          13,331
                                      --------        --------        --------         --------        --------        --------

Six months ended
     June 30, 1999 ............       $282,947        $116,044        $ 58,127         $ 38,169        $ 46,430        $ 24,177
                                      ========        ========        ========         ========        ========        ========
     % increase in same
       store operations .......            5.7%           11.7%            3.7%             5.0%            1.6%           (7.0%)


(1)   Represents operations which were owned for the same period in each year.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $329,752 in the six months ended June 30, 1999, compared to $218,734 in the prior year's six months, an increase of $111,018. This increase by segment resulted from:

                                       Date of                                                       Merchandise
                                     Acquisition          Total          Office         Retail          Mart             Other
                                     -------------       --------       --------       --------      -----------       --------
Property Rentals:
Acquisitions:
    888 Seventh Avenue .......       January 1999        $ 11,364       $ 11,364       $     --        $     --        $     --

    Market Square Complex ....       December 1998          7,390             --             --           7,390              --

    Mendik RELP Properties ...       December 1998         14,164         14,164             --              --              --

    20 Broad Street ..........       August 1998            5,444          5,444             --              --              --

    689 Fifth Avenue .........       August 1998            1,722          1,722             --              --              --

    770 Broadway .............       July 1998              5,747          5,747             --              --              --

    40 Fulton Street .........       June 1998              2,605          2,605             --              --              --

    Merchandise Mart
      Properties .............       April 1998            27,227             --             --          27,227              --
    150 East 58th Street .....       March 1998             2,403          2,403             --              --              --

    One Penn Plaza ...........       February 1998          5,478          5,478             --              --              --

    Westport .................       January 1998             274            274             --              --              --
                                                         --------       --------       --------        --------        --------

                                                           83,818         49,201             --          34,617              --
                                                         --------       --------       --------        --------        --------
Leasing activity, including
    $624 of step-ups
    in Retail ................                             14,338         13,737            672             366            (437)
                                                         --------       --------       --------        --------        --------
Total increase in property
    rentals ..................                             98,156         62,938            672          34,983            (437)
                                                         --------       --------       --------        --------        --------

Tenant expense reimbursements:
Increase in tenant expense
    reimbursements due to
    acquisitions .............                              6,327          3,741             --           2,586              --
Other ........................                              2,754          1,169          1,685             (37)            (63)
                                                         --------       --------       --------        --------        --------

Total increase in tenant
    expense reimbursements ...                              9,081          4,910          1,685           2,549             (63)
                                                         --------       --------       --------        --------        --------
Other income .................                              3,781          3,589           (430)            513             109
                                                         --------       --------       --------        --------        --------
Total increase in revenues ...                           $111,018       $ 71,437       $  1,927        $ 38,045        $   (391)
                                                         ========       ========       ========        ========        ========


      Expenses

      The Company's expenses were $189,636 in the six months ended June 30, 1999 compared to $123,019 in the prior year's six months, an increase of $66,617. This increase by segment resulted from:

                                                                                   Merchandise
                                   Total             Office         Retail             Mart            Other
                                  --------          --------       --------        -----------       --------
Operating:
    Acquisitions ..........       $ 39,448          $ 25,459       $     --          $ 13,989        $     --

    Same store operations .          5,907             5,883            696(3)           (820)            148
                                  --------          --------       --------          --------        --------
                                    45,355            31,342            696            13,169             148
                                  --------          --------       --------          --------        --------

Depreciation and
    amortization:
    Acquisitions ..........         10,600             5,879             --             4,721              --

    Same store operations .          2,882             2,689             36               231             (74)
                                  --------          --------       --------          --------        --------

                                    13,482             8,568             36             4,952             (74)
                                  --------          --------       --------          --------        --------

General and administrative:          7,780(2)          1,727              2             1,782           4,269(1)
                                  --------          --------       --------          --------        --------

                                  $ 66,617          $ 41,637       $    734          $ 19,903        $  4,343
                                  ========          ========       ========          ========        ========


(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

(2) Of this increase: (i) $2,382 is attributable to acquisitions, (ii) $3,745 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $1,653 resulted from professional fees.

(3) Increase in common area maintenance expense of $1,915, partially offset by a decrease in repairs and maintenance and bad debt expense.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,341 in the six months ended June 30, 1999, compared to $3,146 in the prior year's six months, an increase of $195.

      Income from partially-owned entities was $41,018 in the six months ended June 30, 1999, compared to $9,676 in the prior year's six months, an increase of $31,342. This increase by segment resulted from:

                                             Date of                                               Merchandise    Cold
                                            Acquisition      Total         Office        Retail       Mart       Storage      Other
                                           --------------  --------       --------       -------   -----------  --------     ------
Acquisitions:

  Cold Storage ..........................  June/July 1998  $  7,628       $     --       $    --    $     --    $  7,628     $   --

  Newkirk Joint Ventures ................  July 1998          5,309             --            --          --          --      5,309
  Merchandise Mart
     Management Company .................  April 1998           956             --            --         956          --         --
  Caguas ................................  November 1998        423             --           423          --          --         --

  CESCR .................................                     6,850          6,850            --          --          --         --
                                                           --------       --------       -------    --------    --------     ------
                                                             21,166          6,850           423         956       7,628      5,309
Increase (decrease) in equity in income:

    Cold Storage ........................                     9,369(1)          --            --          --       9,369(1)      --

    Hotel Pennsylvania ..................                     1,179             --            --          --          --      1,179
    Mendik partially-owned
      office buildings ..................                      (771)(2)       (771)(2)        --          --          --         --


    Other ...............................                       399             73            --          --         335         (9)
                                                           --------       --------       -------    --------    --------     ------
                                                           $ 31,342       $  6,152       $   423    $    956    $ 17,332     $6,479
                                                           ========       ========       =======    ========    ========     ======

(1) Includes a benefit for income taxes of $3,210 resulting from the reversal of income taxes because of the expected conversion of the Cold Storage Companies to REITs.

(2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $8,358 for the six months ended June 30, 1999, compared to $12,837 in the prior year's six months, a decrease of $4,479. This decrease resulted primarily from lower average investments this year.

      Interest and debt expense was $70,901 for the six months ended June 30, 1999, compared to $46,502 in the prior year's six months, an increase of $24,399. This increase resulted primarily from debt in connection with acquisitions.

      The minority interest is comprised of a 40% interest in 20 Broad Street of $1,014 for the six months ended June 30, 1999.

      Preferred unit distributions were $14,093 for the six months ended June 30, 1999, compared to $10,845 in the prior year's six months, an increase of $3,248. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

      Preferential allocations to unitholders were $19,964 for the six months ended June 30, 1999, compared to $7,069 in the prior year's six months, an increase of $12,895. Of this increase $8,843 is due to acquisitions and $4,052 results from higher income.

LIQUIDITY AND CAPITAL RESOURCES

      Six Months Ended June 30, 1999

      Cash flows provided by operating activities of $86,796 was primarily comprised of (i) income of $120,918, offset by (ii) adjustments for non-cash items of $17,718 and (iii) the net change in operating assets and liabilities of $16,404. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $38,877 and (ii) minority interest of $1,014, partially offset by (iii) the effect of straight-lining of rental income of $15,393 and (iv) equity in net income of partially-owned entities of $41,018. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $29,246.

      Net cash used in investing activities of $142,320 was primarily comprised of (i) capital expenditures of $86,731 (see detail below), (ii) investment in notes and mortgages receivable of $60,567 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $45,000 (see detail below) and (iv) investments in partially-owned entities of $13,200 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $24,548, (vi) proceeds from sale of Cold Storage assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $19,367 (including $14,000 from Vornado Operating Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                              Debt     Value of Units
                                                              Cash          Assumed        Issued         Assets Acquired
                                                           ----------      ----------  --------------     ---------------
Real Estate:
    888 Seventh Avenue Office Building..............       $   45,000      $   55,000    $        --       $     100,000
                                                           ==========      ==========    ===========       =============
Investments in Partially Owned Entities:
    Charles E. Smith Commercial Realty L.P.:
      Additional investment.........................       $       --      $       --    $   242,000       $     242,000
      Reacquired units from Vornado Operating
        Company.....................................           13,200              --             --              13,200
      Crystal City hotel land.......................               --              --          8,000               8,000
    Additional investment in Newkirk Joint Ventures.               --              --         47,800              47,800
                                                           ----------      ----------    -----------       -------------
                                                           $   13,200      $       --    $   297,800       $     311,000
                                                           ==========      ==========    ===========       =============


Capital expenditures were comprised of:

                                                New York                      Merchandise
                                              City Office       Retail            Mart           Other           Total
                                              -----------     -----------     -----------     -----------     ----------
Expenditures to maintain the assets .....     $     2,338     $       411     $     5,433     $     1,479     $    9,661

Tenant allowances and leasing commissions          12,360             771           9,791              --         22,922

Redevelopment expenditures ..............          38,097          16,051              --              --         54,148
                                              -----------     -----------     -----------     -----------     ----------

                                              $    52,795     $    17,233     $    15,224     $     1,479     $   86,731
                                              ===========     ===========     ===========     ===========     ==========

      Net cash used in financing activities of $50,770 was primarily comprised of (i) repayments of borrowings of $306,490, (ii) general partner unit distributions of $74,432, (iii) preferred unit distributions of $12,655, and
(iv) preferential allocations of $12,226, partially offset by, (v) proceeds from issuance of preferred units of $193,282 and (vi) proceeds from borrowings of $165,000.

      Six Months Ended June 30, 1998

      Cash flows provided by operating activities of $82,211 was primarily comprised of (i) net income of $74,872 and (ii) adjustments for non-cash items of $9,000, offset by (iii) the net change in operating assets and liabilities of $1,661. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $26,834, partially offset by (ii) the effect of straight-lining of rental income of $6,414 and (iii) equity in net income of partially-owned entities of $9,676.

      Net cash used in investing activities of $979,681 was primarily comprised of (i) acquisitions of real estate of $681,387 (see detail below), (ii) investments in partially-owned entities of $165,633 (see detail below), (iii) deposits in connection with real estate acquisitions of $133,072 and (iv) capital expenditures of $47,450, partially offset by (v) proceeds from the repayment of mortgage loans receivable of $57,663 (Rickel and Riese mortgage loans). Acquisitions of real estate and investments in partially-owned entities comprised of:

                                                                                              Value of Units         Total
                                                                 Cash          Debt Assumed       Issued         Consideration
                                                              ----------       ------------   --------------     -------------
Real Estate:
Merchandise Mart Properties...........................        $  187,000*       $  327,000*     $  116,000         $   630,000
One Penn Plaza Office Building........................           317,000            93,000              --             410,000
150 East 58th Street Office Building..................           118,000                --              --             118,000
40 Fulton Street Office Building......................            54,000                --              --              54,000
Other ................................................             5,387                --              --               5,387
                                                              ----------        ----------      ----------         -----------
                                                              $  681,387        $  420,000      $  116,000         $ 1,217,387
                                                              ==========        ==========      ==========         ===========

Investments in Partially Owned Entities:
Hotel Pennsylvania (acquisition of additional
    40% interest increasing ownership to 80%) ........        $   22,000        $   48,000              --         $    70,000
570 Lexington Avenue Office Building
    (increased interest from 5.6% to
approximately 50%)....................................            32,300             4,900              --              37,200
Acquisition of Freezer Services, Inc. (60% interest)              58,000            16,000           6,000              80,000
Reduction in Cold Storage Companies debt
    (60% interest)....................................            44,000                --              --              44,000
Other ................................................             9,333                --              --               9,333
                                                              ----------        ----------      ----------         -----------
                                                              $  165,633        $   68,900      $    6,000         $   240,533
                                                              ==========        ==========      ==========         ===========

*     Reflects July 1998 repayment of $26,000 of debt.

      Net cash provided by financing activities of $799,100 was primarily comprised of (i) proceeds from borrowings of $1,295,855 and (ii) proceeds from the issuance of general partner units of $445,282, partially offset by (iii) repayment of borrowings of $863,258, (iv) general partner unit distributions of $58,893, (v) preferred unit distributions of $10,845 (includes accretion of expenses of issuing the preferred units of $1,438) and (vi) preferential allocations of $2,577.

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

      In March 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

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

      In May 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      In May 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

      On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (currently 6.83%).

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

      The Company and its partially-owned entities have completed their initial assessment, inventory and planning phases of their plan and have determined that the majority of their systems, including all mission critical systems are already year 2000 compliant. The Company anticipates that any issues encountered with informational or operational systems will be remediated. The Company expects that where appropriate, all mission critical systems will be tested by September 30, 1999. The cost of the Company's year 2000 plan is not expected to be material to 1999 operations.

      The Company believes that its exposure may be the failure of third parties (i.e., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate related properties. The Company has contingency plans for its own day to day informational and operational systems that will be completed by October 31, 1999. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

      In April, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which is effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in SOP 98-5, and therefore adoption of SOP 98-5 had no material impact in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      At June 30, 1999, the Company had $1,180,431,000 of variable rate debt bearing interest at a weighted average interest rate of 6.26% and $784,112,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.02%. A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $11,804,000 increase in the Company's annual interest expense. Additionally, the Company's share of partially-owned entities (i) variable rate debt was $166,132,000 bearing interest at a weighted average interest rate of 7.03% and (ii) fixed rate debt was $1,030,008,000 bearing interest at a weighted average interest rate of 7.51%. A one-percent increase in the base used to determine the interest rate on the Company's share of the variable rate debt from partially-owned entities would result in a $1,661,000 decrease in the Company's annual income from partially-owned entities. The total decrease in the Company's annual net income for a one-percent increase in the base is $11,580,000, after the limited partnership unitholder's share of such decrease.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)   Reports on Form 8-K


         During the quarter ended June 30, 1999, Vornado Realty L.P. filed no reports on Form 8-K.

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  VORNADO REALTY L.P.
                                        ----------------------------------------
                                                     (Registrant)




Date:  August 5, 1999              By:       /s/  Irwin Goldberg
                                        ----------------------------------------
                                              IRWIN GOLDBERG
                                         Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
   NO.
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

   3.6         --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                     Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                     No. 001-11954), filed on March 17, 1999........................................................  *

   3.7         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with Respect to Series C
                     Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration
                     Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999..............................  *

   3.8         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                     Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of
                     Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit
                     3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed
                     July 7, 1999...................................................................................  *

   3.9         --  By-laws of Vornado, as amended on April 28, 1997 - Incorporated by reference to Exhibit 3(b) of
                     Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No.
                     001-11954), filed on May 14, 1997..............................................................  *

   3.10        --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....  *

   3.11        --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                     L.P., dated as of December 16, 1997- Incorporated by reference to Exhibit 3.5 of the
                     1997 10-K. ....................................................................................  *

----------------
   *  Incorporated by reference

EXHIBIT
   NO.
   3.12        --  Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                     Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998.....  *

   3.13        --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                     November 30, 1998..............................................................................  *

   3.14        --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                     3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999......................................................................  *

   3.15        --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                     Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                     Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                     February 9, 1999...............................................................................  *

   3.16        --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999...  *

   3.17        --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                     17, 1999.......................................................................................  *

   3.18        --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                     Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
                     7, 1999........................................................................................  *

   3.19        --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                     Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....  *

   3.20        --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                     Realty L.P., dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                     Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....  *

   4.1         --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.20 of this
                     Quarterly Report on Form 10-Q).................................................................

   4.2         --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
                     24, 1993 (File No. 001-11954), filed December 1, 1993..........................................  *

----------------
   *  Incorporated by reference

EXHIBIT
   NO.
   4.3         --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                     $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                     Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................  *


   4.4         --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                     Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                     April 8, 1997..................................................................................  *

   4.5         --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                     of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                     Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999............................  *

   4.6         --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                     of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                     001-11954), filed on May 19, 1999..............................................................  *

  10.1         --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended -
                     Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011)
                     filed on June 12, 1997.........................................................................  *

  10.2         --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of
                     May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992...................................  *

  10.3**       --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
                     November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
                     Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on Form
                     8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993.......................  *

  10.4**       --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on
                     Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...............  *

  10.5**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                     December 9, 1985...............................................................................  *

  10.6**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June
                     9, 1987........................................................................................  *

  10.7**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                     Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                     December 9, 1985...............................................................................  *

----------------
   *  Incorporated by reference
   ** Management contract or compensatory plan

EXHIBIT
   NO.
  10.8**       --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 -
                     Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.9**       --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998 -
                     Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.10**      --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated December 11, 1997 -
                     Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the
                     year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.....................  *

  10.11**      --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2,
                     1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December  31, 1996 (File No. 001-11954), filed March 13, 1997..................................  *

  10.12        --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and January 15, 1993
                     - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

  10.13        --  Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated December 29, 1992 -
                     Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                     31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.14        --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
                     Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                     31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.15        --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993
                     - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                     December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................  *

  10.16        --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                     Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                     001-11954), filed March 24, 1994...............................................................  *

  10.17        --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                     Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                     001-11954), filed March 24, 1994...............................................................  *

  10.18        --  Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
                     -Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                     31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.19        --  Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and
                     Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                     Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                     16, 1993.......................................................................................  *

----------------
   *  Incorporated by reference
   ** Management contract or compensatory plan

EXHIBIT
   NO.
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
                     Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File
                     No. 001-11954), filed February 21, 1995........................................................  *

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
                     Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                     reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                     No. 001-11954), filed March 23, 1995...........................................................  *

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

----------------
   *  Incorporated by reference

EXHIBIT
   NO.
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
                     Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited
                     liability company; as purchaser. Incorporated by reference to Exhibit 10.35 of Vornado's
                     Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998...............................................................................  *

  10.37        --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2, 1998 and
                     April 30, 1998.  Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998........  *

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
                     Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form
                     8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998.........................  *

  10.41        --  Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9,1998 (File
                     No. 001-11954), filed on April 16, 1998........................................................  *

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

----------------
   *  Incorporated by reference

EXHIBIT
   NO.
  10.43        --  Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty L.P., Merrill
                     Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999........................................................................  *

  27           --  Financial Data Schedule..........................................................................  35