Form 10-Q
period 1999-09-30
VORNADO REALTY LP
filed 1999-11-12
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 34

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           SEPTEMBER 30, 1999
                                --------------------------------------

                                                  or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:  000-22635
                       ---------------------------------------------------------

                              VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         13-3925979
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                              Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                       07663
------------------------------------------------                     ----------
      (Address of principal executive offices)                       (Zip Code)

                                 (201) 587-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No

                                     INDEX


PART I.               FINANCIAL INFORMATION:
                      ----------------------
                                                                                                      Page Number
                                                                                                      -----------
             Item 1.    Financial Statements:
                        Consolidated Balance Sheets as of September 30, 1999 and
                        December 31, 1998.........................................................         3

                        Consolidated Statements of Income for the Three and Nine Months
                        Ended September 30, 1999 and September 30, 1998...........................         4

                        Consolidated Statements of Cash Flows for the Nine Months
                        Ended September 30, 1999 and September 30, 1998...........................         5

                        Notes to Consolidated Financial Statements................................         6

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................        16

             Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............        31



PART II.                OTHER INFORMATION:
                        ------------------

             Item 1.    Legal Proceedings.........................................................        32

             Item 6.    Exhibits and Reports on Form 8-K..........................................        32

Signatures              ..........................................................................        33

Exhibit Index           ..........................................................................        34

    PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS

                              VORNADO REALTY L.P.

                          CONSOLIDATED BALANCE SHEETS

(amounts in thousands except unit amounts)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1999            1998
                                                          -------------    ------------
ASSETS

Real estate, at cost:
     Land............................................      $   826,824    $   743,324
     Buildings and improvements......................        2,999,869      2,561,383
     Leasehold improvements and equipment............           14,251         11,184
                                                           -----------    -----------
               Total.................................        3,840,944      3,315,891
     Less accumulated depreciation and
         amortization................................         (286,650)      (226,816)
                                                           -----------    -----------
     Real estate, net................................        3,554,294      3,089,075

Cash and cash equivalents, including U.S.
      government obligations under repurchase
      agreements of $81,090 and $56,500..............          140,752        167,808
Restricted cash......................................           18,410         44,195
Marketable securities................................           77,472         77,156
Investments and advances to partially-owned
      entitities including Alexander's of
      $101,211 and $104,038..........................        1,194,404        827,840
Due from officers....................................           18,070         17,165
Accounts receivable, net of allowance for
      doubtful accounts $6,340 and $3,044............           41,913         35,517
Notes and mortgages receivable.......................           50,063         10,683
Deposits in connection with real estate
      acquisitions...................................           25,529         22,947
Receivable arising from the straight-lining of
      rents..........................................           73,098         49,711
Other assets.........................................          114,115         83,682
                                                           -----------    -----------

TOTAL ASSETS                                               $ 5,308,120    $ 4,425,779
                                                           ===========    ===========

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1999            1998
                                                           -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable..........................      $ 1,690,966    $ 1,363,750
Revolving credit facility............................          382,000        687,250
Accounts payable and accrued expenses................          101,057        109,925
Officer's deferred compensation payable..............           33,339         35,628
Deferred leasing fee income..........................            8,468         10,051
Other liabilities....................................            3,882          3,196
                                                           -----------    -----------
                                                             2,219,712      2,209,800
                                                           -----------    -----------
Minority interest....................................           14,382         12,925
                                                           -----------    -----------
Commitments and contingencies
Partners' capital:
      Preferred units:
           no par value per unit; authorized,
           45,000,000 units;
           Series A:  liquidation preference $50.00
           per unit; issued 5,789,239 units..........          284,914        282,758
           Series B:  liquidation preference $25.00
           per unit; issued 3,400,000 units..........           81,967             --
           Series C:  liquidation preference $25.00
           per unit; issued 4,600,000 units..........          111,148             --
      General partner units:
           Issued and outstanding 85,946,899
           and 85,076,542 units......................        1,687,177      1,656,611
      Limited partnership units:
           Issued and outstanding 31,649,334 and
           12,351,736 units                                  1,046,826        420,376
      Accumulated deficit............................         (112,992)      (132,837)
                                                           -----------    -----------
                                                             3,099,040      2,226,908
      Accumulated other comprehensive loss...........          (20,227)       (18,957)
      Due from officers for purchase of
           general partner units.....................           (4,787)        (4,897)
                                                           -----------    -----------
                Total partners' capital..............        3,074,026      2,203,054
                                                           -----------    -----------

TOTAL LIABILITIES AND
      PARTNERS' CAPITAL..............................      $ 5,308,120    $ 4,425,779
                                                           ===========    ===========

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per unit amounts)

                                                     FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                     --------------------------               -------------------------
                                                     1999                  1998                1999               1998
                                                     ----                  ----                ----               ----
Revenues:
   Property rentals.........................    $    153,598          $     118,197     $        434,215      $   299,924
   Expense reimbursements...................          24,841                 20,210               66,712           53,000
   Other income (including fee income
     from related parties of $500 and $450
     in each three month period and $1,314
     and $1,635 in each nine month period)..           4,382                  2,265               12,380            6,482
                                                ------------          -------------     ----------------      -----------
Total revenues..............................         182,821                140,672              513,307          359,406
                                                ------------          -------------     ----------------      -----------
Expenses:
   Operating................................          74,644                 58,607              206,340          144,214
   Depreciation and amortization............          21,438                 16,210               60,315           41,605
   General and administrative...............           7,722                  6,775               27,519           18,792
                                                ------------          -------------     ----------------      -----------
Total expenses..............................         103,804                 81,592              294,174          204,611
                                                ------------          -------------     ----------------      -----------

Operating income............................          79,017                 59,080              219,133          154,795
Income (loss) applicable to Alexander's.....           1,610                 (2,340)               4,951              806
Income from partially owned entities........          19,664                 11,195               60,682           20,871
Interest and other investment income........           4,222                  5,230               12,580           18,067
Interest and debt expense...................         (35,085)               (34,034)            (105,986)         (80,536)
Net gain from insurance settlement and
   condemnation proceeding..................              --                  9,649                   --            9,649
Minority interest...........................            (439)                  (275)              (1,453)            (275)
                                                ------------          -------------     ----------------      -----------
Net income..................................          68,989                 48,505              189,907          123,377
Preferred unit distributions (including
   accretion of issuance expenses of
   $719 and $2,156 each three and nine
   month period)............................          (9,672)                (5,423)             (23,765)         (16,268)
Preferential allocations....................         (13,943)                (3,423)             (33,907)         (10,492)
                                                ------------          -------------     ----------------      -----------
Net income applicable to general partner
   units....................................    $     45,374          $      39,659     $        132,235      $    96,617
                                                ============          =============     ================      ===========


                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                      1999                     1998
                                                                                 --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................      $   189,907             $   123,377
    Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization (including debt issuance costs).......           60,315                  41,605
         Straight-lining of rental income....................................          (23,387)                (14,977)
         Minority interest...................................................            1,453                     275
         Equity in income of Alexander's (including depreciation of
           $450 in each period)..............................................           (4,951)                   (806)
         Equity in net income of partially-owned entities in excess of
           distributions.....................................................          (48,517)                 (9,122)
         Net gain from insurance settlement and condemnation proceedings.....               --                  (9,649)
         Gain on marketable securities.......................................             (382)                 (1,530)
    Changes in operating assets and liabilities..............................          (46,605)                (29,288)
                                                                                   -----------             -----------
    Net cash provided by operating activities................................          127,833                  99,885
                                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisitions of real estate and other....................................         (182,400)               (855,800)
    Investments in partially-owned entities..................................          (35,845)               (308,800)
    Proceeds from sale of Cold Storage assets................................           22,769                      --
    Investment in notes and mortgages receivable.............................          (53,380)                 (6,562)
    Repayment of mortgage loans receivable...................................           14,000                  67,663
    Cash restricted for tenant improvements..................................           25,785                  (6,133)
    Additions to real estate.................................................         (113,945)                (67,392)
    Purchases of securities available for sale...............................           (3,939)                (73,773)
    Proceeds from sale or maturity of securities available for sale..........           12,498                  14,903
    Real estate deposits and other...........................................          (23,782)                 53,712
                                                                                   -----------             -----------
    Net cash used in investing activities....................................         (338,239)             (1,182,182)
                                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings.................................................          205,000               1,423,953
    Repayments of borrowings.................................................         (394,975)               (883,043)
    Debt issuance costs......................................................           (8,059)                 (6,533)
    Proceeds from issuance of general partner units..........................               --                 445,282
    Proceeds from issuance of preferred units................................          193,282                      --
    Proceeds from issuance of limited partner units..........................          343,155                      --
    Preferential allocations.................................................          (23,491)                 (2,577)
    General partner unit distributions.......................................         (112,390)                (94,430)
    Preferred unit distributions.............................................          (21,608)                (16,268)
    Exercise of options......................................................            2,436                     812
                                                                                   -----------             -----------
    Net cash provided by financing activities................................          183,350                 867,196
                                                                                   -----------             -----------

    Net decrease in cash and cash equivalents................................          (27,056)               (215,101)
    Cash and cash equivalents at beginning of period.........................          167,808                 355,954
                                                                                   -----------             -----------

    Cash and cash equivalents at end of period...............................      $   140,752             $   140,853
                                                                                   ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
        $4,379 in 1999)......................................................      $   108,713             $    75,305

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions........................................      $   188,000             $   497,300
    Limited partnership units issued in connection with acquisitions.........          299,390                 140,000
    Unrealized gain (loss) on securities available for sale..................            8,493                  (1,589)

                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Realty L.P. (the "Operating Partnership", including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997 when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT") converted to an umbrella partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the common limited partnership interest in, the Operating Partnership at October 25, 1999. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of changes in cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

3.    ACQUISITIONS AND FINANCINGS

      ACQUISITIONS

      888 Seventh Avenue

      On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $100,000,000, including $55,000,000 of indebtedness.

                              VORNADO REALTY L.P.

      Newkirk Joint Ventures

      On March 9, 1999, the Company and its joint venture partner completed the acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

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

      Acquisition of 909 Third Avenue

      On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for approximately $123,000,000, of which $109,000,000 was indebtedness.

      Hotel Pennsylvania

      On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

      Acquisition of 595 Madison Avenue

      On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for approximately $125,000,000 in cash.

      FINANCINGS

      Two Penn Plaza Refinancing

      On February 18, 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

                              VORNADO REALTY L.P.

      Hotel Pennsylvania

      On April 1, 1999, the Company entered into an interest rate swap agreement on the existing $120,000,000 mortgage on the property. The agreement swaps the stated interest rate of LIBOR + 1.60% for a fixed rate of 7% through the termination date of the agreement, March 31, 2000.

      350 North Orleans Financing

      On July 8, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (7.03% at October 31, 1999).

      Merchandise Mart Refinancing

      On September 21, 1999, the Company completed a $250,000,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR +1.50%. The initial interest rate on the loan through October 31, 1999 was 6.88%. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

      Offerings of Preferred Shares and Units

      On March 17, 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $72,200,000. Also in March 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $9,700,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on March 17, 2004.

      On May 17, 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Also in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On May 27, 1999, the Company sold an aggregate of $27,500,000 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467,000. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

      On September 3, 1999, the Company sold an aggregate of $325,000,000 of 8.25% Series D-3 and D-4 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in private placements, resulting in net proceeds of approximately $316,400,000. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on September 7, 2004.

                              VORNADO REALTY L.P.

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for Vornado for the nine months ended September 30, 1999 and 1998 are presented as if the acquisitions described above and those included in Investments and Advances to Partially-Owned Entities and the financings attributable thereto had occurred on January 1, 1998.

      Condensed Consolidated Pro Forma Operating Results

                                                                                   Pro Forma
                                                                    ---------------------------------------
                                                                    For the Nine Months Ended September 30,
                                                                    ---------------------------------------
                                                                          1999                    1998
                                                                    ---------------          --------------
(amounts in thousands, except per share amounts)

Revenues......................................................         $    551,000            $    511,500
                                                                       ============            ============

Net income....................................................         $    200,700            $    166,900
Preferred unit distributions..................................              (23,800)                (16,300)
Preferential allocations......................................              (54,700)                (24,500)
                                                                       ------------            ------------
Net income applicable to general partner units................         $    122,200            $    126,100
                                                                       ============            ============

4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances


                                                               September 30, 1999        December 31, 1998
                                                               ------------------        -----------------
        (amounts in thousands)

        Alexander's........................................         $   101,211             $   104,038
        Cold Storage Partnerships..........................             464,604                 459,172
        CESCR..............................................             317,952                  49,151
        Hotel Pennsylvania.................................              55,125                  47,813
        Newkirk Joint Ventures.............................             119,587                  58,665
        Mendik Partially-Owned Office Buildings............              59,383                  59,902
        Vornado Management Corp., Mendik
             Management Company, Merchandise
             Mart Properties, Inc. and other...............              76,542                  49,099
                                                                    -----------             -----------
                                                                    $ 1,194,404             $   827,840
                                                                    ===========             ===========

                              VORNADO REALTY L.P.

      Income


                                                      For The Three Months Ended         For The Nine Months Ended
                                                            September 30,                      September 30,
                                                      --------------------------         --------------------------
                                                        1999              1998            1999             1998
                                                        ----              ----            ----             ----
      (amounts in thousands)

      Income (loss) applicable to Alexander's....    $    1,610       $   (2,340)      $    4,951       $      806
                                                     ==========       ==========       ==========       ==========
      Other Partially-owned entities:
        Cold Storage Partnerships................    $    7,466       $    5,008       $   27,962       $    8,172
        CESCR....................................         5,340            1,054           14,541            3,405
        Hotel Pennsylvania.......................           830            1,361            3,398            2,750
        Newkirk Joint Ventures...................         5,778            1,006           11,087            1,006
      Mendik Partially-Owned Office Buildings....           626              959            1,376            2,181
        Vornado Management Corp., Mendik
           Management Company, Merchandise Mart
           Properties
             Inc. and other......................          (376)           1,807            2,318            3,357
                                                     ----------       ----------       ----------       ----------
                                                     $   19,664       $   11,195       $   60,682       $   20,871
                                                     ==========       ==========       ==========       ==========

      Alexander's

      The Company owned 29.3% of the outstanding shares of common stock of Alexander's as of September 30, 1999. In March 1995, the Company lent Alexander's $45,000,000. The loan, which was originally scheduled to mature in March 1998, has been renewed for two additional one year periods and currently matures in March 2000. The interest rate was reset in March 1999 from 13.87% per annum to 14.18% per annum. On October 20, 1999, the Company lent an additional $50,000,000 to Alexander's and on October 21, 1999, the Company increased its ownership percentage in Alexander's - see "Subsequent Events".

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $2,333,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $1,057,000 and $938,000 for the three months ended September 30, 1999 and 1998 and $3,271,000 and $2,813,000 for the nine months ended September 30, 1999 and 1998.

      Cold Storage

      In March 1999, the partnerships in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest ("Vornado/Crescent Partnerships") sold all of the non-real estate assets of the Cold Storage Partnerships encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company ("Vornado Operating") and 40% by Crescent Operating Inc. The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships, which continue to own the real estate. The leases have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent under the lease terms for the period from March 12, 1999 to September 30, 1999 was approximately $89,000,000. The new partnership has the right to defer a portion of the rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

                              VORNADO REALTY L.P.

      In October 1998, Vornado Operating was granted a $75,000,000 unsecured five-year revolving credit facility from the Company. The balance outstanding under the facility is $4,587,000 at September 30, 1999. Borrowing under the facility bears interest at LIBOR plus 3% (8.4% at October 25, 1999).

5.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $352,000 and $184,000 for the three months ended September 30, 1999 and 1998 and $817,000 and $956,000 for the nine months ended September 30, 1999 and 1998.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $10,280,000 and $7,356,000 for the three months ended September 30, 1999 and 1998 and $29,577,000 and $18,580,000 for the nine months ended September 30, 1999 and 1998.

6.    PREFERENTIAL ALLOCATIONS

      The preferential allocations represents limited partners', other than Vornado, interests in the Operating Partnership and are comprised of:




                                               Outstanding Units at                       Preferred
                                          -----------------------------      Per Unit     or Annual       Conversion
                                          September 30,    December 31,    Liquidation   Distribution      Rate Into
Unit Series                                    1999            1998         Preference       Rate        Class A Units
-----------                               -------------    ------------    -----------   ------------    -------------
Class A..............................        6,247,829       1,887,781            --      $  1.76             (a)
Class C..............................               --       3,534,098            --      $  1.69 (b)         1.0 (b)
Class D..............................        1,256,908       1,332,596            --      $ 2.015             1.0 (c)
5.0% B-1 Convertible Preferred.......          899,566         899,566      $50.00        $  2.50            .914
8.0% B-2 Convertible Preferred.......          449,783         449,783      $50.00        $  4.00            .914
6.5% C-1 Convertible Preferred.......          747,912         747,912      $50.00        $  3.25          1.1431
8.5% D-1 Cumulative Redeemable
      Preferred......................        3,500,000       3,500,000      $25.00        $ 2.125             (d)
8.375% D-2 Cumulative Redeemable
      Preferred......................          549,336              --      $50.00        $4.1875             (d)
8.25% D-3 Cumulative Redeemable
      Preferred......................        8,000,000              --      $25.00        $2.0625             (d)
8.25% D-4 Cumulative Redeemable
      Preferred......................        5,000,000              --      $25.00        $2.0625             (d)
6.0% E-1 Convertible Preferred.......        4,998,000              --      $50.00        $  3.00           1.1364

------------------

(a) Class A units are redeemable at the option of the holder for cash or, at Vornado's option, one common share of beneficial interest in Vornado.
(b) Class C units automatically converted to Class A units in the third quarter of 1999. Prior to conversion, the Class C unit holders had participated in distributions at an annual rate of $1.69, then pari passu with the Class A units.
(c) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(d) Redeemable for an equivalent Vornado preferred share.

                              VORNADO REALTY L.P.

7.    COMMITMENTS AND CONTINGENCIES

      At September 30, 1999, in addition to the $382,000,000 balance outstanding under the Company's revolving credit facility, the Company had utilized approximately $89,050,000 of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

      There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

                                                       For The Three Months Ended       For The Nine Months Ended
                                                             September 30,                    September 30,
                                                       --------------------------       --------------------------
                                                         1999             1998             1999            1998
                                                         ----             ----             ----            ----
(amounts in thousands)

Net income applicable to general partner units.      $    45,374     $    39,659       $   132,235     $    96,617
Other comprehensive loss.......................           (2,623)         (4,893)           (1,270)         (1,589)
                                                     -----------     -----------       -----------     -----------
Comprehensive income...........................      $    42,751     $    34,766       $   130,965     $    95,028
                                                     ===========     ===========       ===========     ===========

                              VORNADO REALTY L.P.

9.     Segment Information

       The Company has four business segments: Office, Retail, Merchandise Mart Properties and Cold Storage.

               (amounts in thousands)

                                                                        For The Three Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                                                          1999
                                            --------------------------------------------------------------------------------------
                                                                            Merchandise         Cold
                                             Office            Retail          Mart            Storage      Other(2)      Total
                                           ---------         ---------      -----------        -------      --------     --------
Total revenues.........................     $100,701         $ 43,318          $ 35,622        $   --       $ 3,180      $182,821
Total expenses.........................       61,248           18,161            19,352            --         5,043       103,804
                                           ---------        ---------          --------       -------      --------      --------
Operating income.......................       39,453           25,157            16,270            --        (1,863)       79,017
Income applicable to
     Alexander's ......................           --               --                --            --         1,610         1,610
Income (loss) from partially-
     owned entities....................        5,976              217              (703)        7,466         6,708        19,664
Interest and other investment
     income ...........................          436               --               199            --         3,587         4,222
Interest and debt expense..............      (13,185)          (5,486)           (8,166)            --       (8,248)      (35,085)
Net gain from insurance
     settlement and
     condemnation
     proceeding........................           --               --                --            --            --            --
Minority interest......................         (439)              --                --            --            --          (439)
                                           ---------        ---------          --------       -------      --------      --------
Net income.............................       32,241           19,888             7,600         7,466         1,794        68,989
Minority interest......................          439               --                --            --            --           439
Interest and debt expense(4)                  22,465            6,139             8,166         6,532        15,568        58,870
Depreciation and
     amortization(4)...................       15,513            4,144             4,463         7,591         3,387        35,098
Net gain from insurance
     settlement and
     condemnation
     proceeding........................           --               --                --            --            --            --
Straight-lining of rents(4)............       (4,503)            (684)           (1,224)         (544)         (577)       (7,532)
Other..................................          (42)             --                 --         2,757(3)     (1,589)        1,126
                                           ---------        ---------          --------     ---------      --------      --------
EBITDA(1)..............................      $66,113        $  29,487          $ 19,005     $  23,802      $ 18,583      $156,990
                                           =========        =========          ========     =========      ========      ========




                                                                             For The Three Months Ended September 30,
                                             --------------------------------------------------------------------------------------
                                                                                           1998
                                             --------------------------------------------------------------------------------------
                                                                          Merchandise         Cold
                                             Office       Retail             Mart            Storage      Other(2)         Total
                                            ---------    ---------        -----------      ----------     --------       --------
Total revenues.........................     $68,643       $ 40,928        $    28,878      $        --    $    2,223    $ 140,672
Total expenses.........................      42,531         16,608             17,606               --         4,847       81,592
                                            -------       --------        -----------      -----------    ----------    ---------
Operating income.......................      26,112         24,320             11,272               --        (2,624)      59,080
Income (loss) applicable to
     Alexander's ......................          --             --                - -               --        (2,340)      (2,340)
Income from partially-
     owned entities....................       3,356             --                324            5,008         2,507       11,195
Interest and other investment
     income (loss) ....................         924            (40)                29               --         4,317        5,230
Interest and debt expense..............      (7,660)        (8,273)            (5,770)              --       (12,331)     (34,034)
Net gain from insurance
     settlement and
     condemnation
     proceeding........................          --             --                 --               --         9,649        9,649
Minority interest......................        (275)            --                 --               --           --          (275)
                                             ------        -------         ----------       ----------     ---------     --------
Net income.............................      22,457         16,007              5,855            5,008          (822)      48,505
Minority interest......................         275             --                 --               --            --          275
Interest and debt expense(4)...........      11,867          8,273              5,770            6,601        14,397       46,908
Depreciation and
     amortization(4)...................      10,504          3,751              3,212            9,800         1,653       28,920
Net gain from insurance
     settlement and
     condemnation
     proceeding........................          --             --                 --               --        (9,649)      (9,649)
Straight-lining of rents(4)............      (1,726)          (937)            (1,375)              --          (341)      (4,379)
Other..................................         299             --                 --              712(3)      4,712(5)     5,723
                                            -------       --------        -----------      -----------    ----------    ---------
EBITDA(1)..............................     $43,676       $ 27,094        $    13,462      $    22,121    $    9,950    $ 116,303
                                            =======       ========        ===========      ===========    ==========    =========


-----------------------------------------------
     See footnotes 1-5 on page 15.

                              VORNADO REALTY L.P.


   (amounts in thousands)
                                                               For The Nine Months Ended September 30,
                                    ---------------------------------------------------------------------------------------------
                                                                                1999
                                    ---------------------------------------------------------------------------------------------

                                                                    Merchandise      Cold
                                      Office         Retail            Mart        Storage           Other(2)           Total
                                    ----------     ----------       ----------     --------          ---------        ----------
Total revenues.................     $  275,853     $  127,684       $  102,711     $     --          $   7,059        $  513,307
Total expenses.................        165,045         53,202           56,441           --             19,486           294,174
                                    ----------     ----------       ----------     --------          ---------        ----------
Operating income...............        110,808         74,482           46,270           --            (12,427)          219,133
Income applicable to
     Alexander's...............             --             --               --           --              4,951             4,951
Income from partially
     owned entities............         16,000            640            1,201       27,962             14,879            60,682
Interest and other
     investment
     income....................          1,292             --              566           --             10,722            12,580
Interest and debt
     expense ..................        (35,444)       (21,603)         (21,331)          --            (27,608)         (105,986)
Net gain from insurance
     settlement and
     condemntion proceeding....             --             --               --           --                 --                --
Minority interest..............         (1,453)            --               --           --                 --            (1,453)
                                    ----------     ----------       ----------     --------           ---------       ----------
Net income.....................         91,203         53,519           26,706       27,962             (9,483)          189,907
Minority interest..............          1,453             --               --           --                 --             1,453
Interest and debt
    expense(4) ................         59,171         23,568           21,331       20,090             43,747           167,907
Depreciation and
    amortization(4) ...........         43,490         12,528           12,641       23,603              7,246            99,508
Net gain from insurance
    settlement and
    condemntion
    proceeding.................             --             --               --           --                 --                --
Straight-lining of rents(4)....        (13,118)        (2,001)          (3,504)      (1,171)              (271)          (20,065)
Other..........................            (42)            --               --         (252) (3)         1,521             1,227
                                    ----------     ----------        ---------     --------          ---------        ----------
EBITDA(1)......................     $  182,157     $   87,614        $  57,174     $ 70,232          $  42,760        $  439,937
                                    ==========     ==========        =========     ========          =========        ==========


                                                                        September 30, 1999
                                    ---------------------------------------------------------------------------------------------

Balance sheet data:
     Real estate, net..........    $2,163,304      $  575,561        $ 739,487     $     --            $75,942        $3,554,294
     Investments and
        advances to
        partially-owned
        entities...............       385,070           2,436           31,344      464,604            310,950         1,194,404


                                                               For The Nine Months Ended September 30,
                                    ---------------------------------------------------------------------------------------------
                                                                                1998
                                    ---------------------------------------------------------------------------------------------

                                                                    Merchandise     Cold
                                     Office         Retail             Mart        Storage            Other(2)          Total
                                    ----------     ----------       ----------     ---------         ---------        ----------
Total revenues.................    $  172,358       $123,367         $ 57,188     $      --          $  6,493         $  359,406
Total expenses.................       104,691         50,915           34,058            --            14,947            204,611
                                   ----------       --------         --------      --------          --------         ----------
Operating income...............        67,667         72,452           23,130            --            (8,454)           154,795
Income applicable to
     Alexander's...............            --             --               --           --                806                806
Income from partially
     owned entities............         7,228             --            1,272        8,172              4,199             20,871
Interest and other
     investment
     income....................         3,868          2,119              350           --             11,730             18,067
Interest and debt
     expense ..................       (16,367)       (24,152)         (12,182)          --            (27,835)           (80,536)
Net gain from insurance
     settlement and condemntion
     proceeding................            --             --               --           --              9,649              9,649
Minority interest..............          (275)            --               --           --                 --               (275)
                                   ----------       --------         --------      --------          --------         ----------
Net income.....................        62,121         50,419           12,570        8,172             (9,905)           123,377
Minority interest..............           275             --               --           --                 --                275
Interest and debt
    expense(4) ................        28,414         24,152           12,182       20,211             32,199            117,158
Depreciation and
    amortization(4) ...........        27,725         11,506            6,438       27,619              4,276             77,564
Net gain from insurance
    settlement and
    condemntion
    proceeding.................            --             --               --           --             (9,649)            (9,649)
Straight-lining of rents(4)            (5,223)        (2,591)          (2,658)          --               (863)           (11,335)
Other..........................           299             --               --        2,498(3)           5,561(5)           8,358
                                   ----------       --------         --------      --------          --------         ----------
EBITDA(1)......................    $  113,611       $ 83,486         $ 28,532      $ 58,500          $ 21,619         $  305,748
                                   ==========       ========         ========      ========          ========         ==========


                                                                             December 31, 1998
                                   ---------------------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..........    $1,777,919       $565,723         $729,485      $     --          $ 15,948         $3,089,075
     Investments and
        advances to
        partially-owned
        entities...............       118,337          2,946           26,638       459,172           220,747            827,840


---------------------------------------------------
        See footnotes 1-5 on the next page.

                              VORNADO REALTY L.P.

Notes to segment information:

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

    (3) Includes (i) the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REIT's and
        (ii) the add back of non-recurring unification costs.

    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

    (5) Primarily represents the Company's equity in Alexander's loss for the write-off resulting from the razing of Alexander's building formerly located at its Lexington Avenue site.

10.   SUBSEQUENT EVENTS

      On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt from the Newkirk Joint Ventures which has a yield of 14.28%.

      On October 20, 1999, the Company lent Alexander's $50,000,000 on the same terms and conditions as the Company's existing $45,000,000 loan to Alexander's, including the interest rate of 14.18% and the maturity date of March 15, 2000. In conjunction with the additional loan, Alexander's paid the Company $11,200,000 (the Company's cost plus $200,000 in interest and carrying costs) for 112,000 square feet of air rights which the Company had recently entered into contracts to purchase. The Company paid for the air rights at the time it entered into the contracts with closing to take place when the developments which give rise to the air rights are completed in the year 2000.

      On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (All of the amounts presented are in thousands, except share amounts and percentages)

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors and (m) failure by Vornado, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

    OVERVIEW

         The Company's net income was $68,989 in the three months ended September 30, 1999, as compared to $48,505 in the prior year's quarter, an increase of $20,484. The Company's net income was $189,907 in the nine months ended September 30, 1999, as compared to $123,377 in the prior year's nine months, an increase of $66,530. EBITDA, as defined,(1) was $156,990 in the three months ended September 30, 1999, as compared to $116,303 in the prior year's quarter, an increase of $40,687. EBITDA was $439,937 in the nine months ended September 30, 1999 as compared to $305,748 in the prior year's nine months, an increase of $134,189.

Below is a summary of net income and EBITDA by segment for the three and nine months ended September 30, 1999 and 1998:




                                                                    For The Three Months Ended September 30, 1999
                                                      --------------------------------------------------------------------------
                                                                                            Merchandise     Cold
                                                        Total       Office      Retail         Mart        Storage     Other(2)
                                                      ---------    --------    --------     ----------    --------     ---------
Total revenues.....................................    $182,821    $100,701    $ 43,318     $   35,622    $     --     $   3,180
Total expenses.....................................     103,804      61,248      18,161         19,352          --         5,043
                                                       --------    --------    --------     ----------    --------     ---------
Operating income...................................      79,017      39,453      25,157         16,270          --        (1,863)
Income applicable to Alexander's ..................       1,610          --          --             --          --         1,610
Income (loss) from partially-owned entities........      19,664       5,976         217           (703)      7,466         6,708
Interest and other investment income...............       4,222         436          --            199          --         3,587
Interest and debt expense..........................     (35,085)    (13,185)     (5,486)        (8,166)         --        (8,248)
Minority interest..................................        (439)       (439)         --             --          --            --
                                                       --------    --------    --------     ----------    --------     ---------
Net income.........................................      68,989      32,241      19,888          7,600       7,466         1,794
Minority interest..................................         439         439          --             --          --            --
Interest and debt expense (4)......................      58,870      22,465       6,139          8,166       6,532        15,568
Depreciation and amortization (4)..................      35,098      15,513       4,144          4,463       7,591         3,387
Straight-lining of rents (4).......................      (7,532)     (4,503)       (684)        (1,224)       (544)         (577)
Other..............................................       1,126         (42)         --             --       2,757(3)     (1,589)
                                                       --------    --------    --------     ----------    --------     ---------
EBITDA.............................................    $156,990    $ 66,113    $ 29,487     $   19,005    $ 23,802     $  18,583
                                                       ========    ========    ========     ==========    ========     =========


                                                                    For The Three Months Ended September 30, 1998
                                                      --------------------------------------------------------------------------
                                                                                              Merchandise   Cold
                                                         Total      Office       Retail          Mart      Storage     Other(2)
                                                      ---------    --------    --------     ----------    --------     ---------
Total revenues...............................       $140,672       $68,643      $40,928       $28,878   $    --           $ 2,223
Total expenses...............................         81,592        42,531       16,608        17,606        --             4,847
                                                    --------       -------      -------       -------   -------           -------
Operating income.............................         59,080        26,112       24,320        11,272        --            (2,624
Income (loss) applicable to Alexander's .....         (2,340)           --           --            --        --            (2,340
Income from partially-owned entities ........         11,195         3,356           --           324     5,008             2,507
Interest and other investment income (loss)..          5,230           924          (40)           29        --             4,317
Interest and debt expense....................        (34,034)       (7,660)      (8,273)       (5,770)       --            (12,33
Net gain from insurance settlement                     9,649            --           --            --        --             9,649
     and condemnation proceeding.............
Minority interest............................           (275)         (275)          --            --        --
                                                    --------       -------      -------       -------   -------           -------
Net income...................................         48,505        22,457       16,007         5,855     5,008              (822)
Minority interest............................            275           275           --            --        --                --
Interest and debt expense (4)................         46,908        11,867        8,273         5,770     6,601            14,397
Depreciation and amortization (4)............         28,920        10,504        3,751         3,212     9,800             1,653
Net gain from insurance settlement
     and condemnation proceeding.............         (9,649)           --           --            --        --            (9,649)
Straight-lining of rents (4).................         (4,379)       (1,726)        (937)       (1,375)       --              (341)
Other........................................          5,723           299           --            --       712(3)        4,712(5)
                                                    --------       -------      -------       -------   -------           -------
EBITDA.......................................       $116,303       $43,676      $27,094       $13,462   $22,121           $ 9,950
                                                    ========       =======      =======       =======   =======           =======


       Footnotes 1-5 are explained on the following page.

                                                                 For The Nine Months Ended September 30, 1999
                                            --------------------------------------------------------------------------------------
                                                                                    Merchandise
                                             Total       Office        Retail           Mart          Cold Storage       Other(2)
                                            --------    --------      --------      -----------       ------------       --------
Total revenues............................  $513,307    $275,853      $127,684        $102,711          $    --          $  7,059
Total expenses............................   294,174     165,045        53,202          56,441               --            19,486
                                            --------    --------      --------        --------          -------          --------
Operating income..........................   219,133     110,808        74,482          46,270               --           (12,427)
Income applicable to Alexander's .........     4,951          --            --              --               --             4,951
Income from partially-owned entities......    60,682      16,000           640           1,201           27,962            14,879
Interest and other investment income......    12,580       1,292            --             566               --            10,722
Interest and debt expense.................  (105,986)    (35,444)      (21,603)        (21,331)              --           (27,608)
Minority interest.........................    (1,453)     (1,453)           --              --               --                --
                                            --------    --------      --------        --------          -------          --------
Net income................................   189,907      91,203        53,519          26,706           27,962            (9,483)
Minority interest.........................     1,453       1,453            --              --               --                --
Interest and debt expense (4).............   167,907      59,171        23,568          21,331           20,090            43,747
Depreciation and amortization (4).........    99,508      43,490        12,528          12,641           23,603             7,246
Straight-lining of rents (4)..............   (20,065)    (13,118)       (2,001)         (3,504)          (1,171)             (271)
Other.....................................     1,227         (42)           --              --             (252)(3)         1,521
                                            --------    --------      --------        --------          -------          --------
EBITDA....................................  $439,937    $182,157      $ 87,614        $ 57,174          $70,232          $ 42,760
                                            ========    ========      ========        ========          =======          ========


                                                                   For The Nine Months Ended September 30, 1998
                                           -----------------------------------------------------------------------------------
                                                                                        Merchandise
                                            Total          Office          Retail          Mart        Cold Storage    Other(2)
                                           --------       --------        --------      -----------    ------------    --------
Total revenues..........................   $ 359,406       $172,358       $123,367        $ 57,188        $    --      $  6,493
Total expenses..........................     204,611        104,691         50,915          34,058             --        14,947
                                           ---------       --------       --------        --------        -------      --------
Operating income........................     154,795         67,667         72,452          23,130             --        (8,454)
Income applicable to Alexander's........         806             --             --              --             --           806
Income from partially-owned entities....      20,871          7,228             --           1,272          8,172         4,199
Interest and other investment income....      18,067          3,868          2,119             350             --        11,730
Interest and debt expense...............     (80,536)       (16,367)       (24,152)        (12,182)            --       (27,835)
Net gain from insurance settlement and
  condemnation proceeding...............       9,649             --             --              --             --         9,649
Minority interest.......................        (275)          (275)            --              --             --            --
                                           ---------       --------       --------        --------        -------      --------
Net income..............................     123,377         62,121         50,419          12,570          8,172        (9,905)
Minority interest.......................         275            275             --              --             --            --
Interest and debt expense (4)...........     117,158         28,414         24,152          12,182         20,211        32,199

Depreciation and amortization (4).......      77,564         27,725         11,506           6,438         27,619         4,276

Net gain from insurance settlement and
  condemnation proceeding...............      (9,649)            --             --              --             --        (9,649)
Straight-lining of rents (4)............     (11,335)        (5,223)        (2,591)         (2,658)            --          (863)
Other...................................       8,358            299             --              --          2,498(3)      5,561(5)
                                           ---------       --------       --------        --------        -------      --------
EBITDA..................................   $ 305,748       $113,611       $ 83,486        $ 28,532        $58,500      $ 21,619
                                           =========       ========       ========        ========        =======      ========

(1) EBITDA represents net income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(3) Includes (i) the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Cold Storage Companies to REIT's and (ii) the add back of non-recurring unification costs.

(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(5) Primarily represents the Company's equity in Alexander's loss for the write-off resulting from the razing of Alexander's building formerly located at its Lexington Avenue site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

      Below are the details of the changes by segment in EBITDA.

                                                                            Merchandise        Cold
                                        Total       Office       Retail         Mart          Storage(2)    Other
                                        -----       ------       ------     -----------       -------       -----
    Three months ended
         September 30, 1998........  $ 116,303     $  43,676     $ 27,094     $ 13,462       $  22,121    $  9,950
    1999 Operations:
         Same store operations(1)..      8,806         4,759        1,226        2,704             N/A         117
         Acquisitions and other....     31,881        17,678        1,167        2,839           1,681       8,516
                                     ---------     ---------       ------     --------       ---------    --------
    Three months ended
         September 30, 1999........  $ 156,990     $  66,113     $ 29,487     $ 19,005       $  23,802    $ 18,583
                                     =========     =========      =======     ========       =========    ========
         % increase in same
           store operations........        9.3%        10.9%          4.5%        20.0%            N/A(2)      1.2%

    (1) Represents operations, which were owned for the same period in each year.

    (2) Not comparable because prior to March 12, 1999 (date the operations of the Cold Storage Partnerships were sold - see Note 4), the Company reflected its equity in the operations of the Cold Storage Partnerships. Subsequent thereto, the Company reflects its equity in the rent it receives from the Cold Storage Partnerships.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $182,821 in the three months ended September 30, 1999, compared to $140,672 in the prior year's quarter, an increase of $42,149. This increase by segment resulted from:

                                         Date of                                                   Merchandise
                                       Acquisition         Total        Office        Retail          Mart          Other
                                       -----------         -----        ------        ------       -----------      -----
Property Rentals:
Acquisitions:
     595 Madison Avenue...........   September 1999     $     611    $      611     $      --     $        --     $     --
     Hotel Pennsylvania (20%).....   August 1999            1,433            --            --              --        1,433
     909 Third Avenue.............   July 1999              5,052         5,052            --              --           --
     888 Seventh Avenue...........   January 1999           5,152         5,152            --              --           --
     Market Square Complex........   December 1998          3,221            --            --           3,221           --
     Mendik RELP Properties.......   December 1998          7,483         7,483            --              --           --
     20 Broad Street..............   August 1998            2,668         2,668            --              --           --
     689 Fifth Avenue.............   August 1998              430           430            --              --           --
                                                        ---------    ----------     ---------     -----------     --------
                                                           26,050        21,396            --           3,221        1,433
                                                        ---------    ----------     ---------     -----------     --------
Leasing activity, including
     $435 of step-ups
     in Retail....................                          9,351         7,039           676           1,594           42
                                                        ---------    ----------     ---------     -----------     --------
Total increase in property
     rentals......................                         35,401        28,435           676           4,815        1,475
                                                        ---------    ----------     ---------     -----------     --------
Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to
     acquisitions.................                          3,343         2,531            --             812           --
Other.............................                          1,288          (742)        1,280             829          (79)
                                                        ---------    ----------     ---------     -----------     --------
Total increase in tenant
     expense reimbursements.......                          4,631         1,789         1,280           1,641          (79)
                                                        ---------    ----------     ---------     -----------     --------
Other income......................                          2,117         1,835           102             288         (108)
                                                        ---------    ----------     ---------     -----------     --------
Total increase in revenues........                      $  42,149    $   32,059     $   2,058     $     6,744     $  1,288
                                                        =========    ==========     =========     ===========     ========

       Expenses

      The Company's expenses were $103,804 in the three months ended September 30, 1999 compared to $81,592 in the prior year's quarter, an increase of $22,212. This increase by segment resulted from:

                                                                                         Merchandise
                                             Total        Office           Retail           Mart             Other
                                            -------       ------           ------        -----------        -------
     Operating:
         Acquisitions..................     $15,027       $13,488          $   --          $   946          $   593
         Same store operations.........       1,010           815           1,452           (1,209)             (48)
                                            -------       -------          ------          -------          -------
                                             16,037        14,303           1,452             (263)             545
                                            -------       -------          ------          -------          -------
     Depreciation and
         amortization:
         Acquisitions..................       3,326         2,457              --              644              225
         Same store operations.........       1,902         1,263              97              607              (65)
                                            -------       -------          ------          -------          -------
                                              5,228         3,720              97            1,251              160
                                            -------       -------          ------          -------          -------

     General and Administrative:
         Corporate expenses(2).........       3,833           694               4              758            2,377(1)
         Reduction in value of
           Vornado shares and other
           securities held in
           officer's deferred
           compensation trust..........      (2,886)           --              --               --           (2,886)
                                            -------       -------          ------          -------          -------
                                                947           694               4              758             (509)
                                            -------       -------          ------          -------          -------
                                            $22,212       $18,717          $1,553          $ 1,746          $   196
                                            =======       =======          ======          =======          =======

(1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

(2) Of this increase: (i) $596 is attributable to acquisitions, (ii) $2,752 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $485 resulted from professional fees.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,610 in the three months ended September 30, 1999, compared to a loss of $2,340 in the prior year's quarter, an increase of $3,950. This increase resulted primarily from the Company's equity in Alexander's loss in 1998 of $4,423. Alexander's loss included the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

      Income from partially-owned entities was $19,664 in the three months ended September 30, 1999, compared to $11,195 in the prior year's quarter, a net increase of $8,469. This net increase by segment resulted from:


                                   Date of                                              Merchandise
                                 Acquisition      Total         Office       Retail         Mart        Cold Storage     Other
                                --------------    ------        ------       ------     -----------     ------------    -------
Acquisitions:
  CESCR.......................  March 1999        $4,286        $4,286       $  --        $    --         $   --        $   --
  Newkirk Joint Ventures......  March 1999         4,778            --          --             --             --         4,778
  Las Catalinas...............  November 1998        217            --         217             --             --            --
                                                  ------        ------       -----        -------         ------        ------
                                                   9,281         4,286         217             --             --         4,778
Increase (decrease) in equity
  in income:
    Cold Storage..............                     2,291            --          --             --          2,291(1)         --
    Hotel Pennsylvania........                      (531)           --          --             --             --          (531)(2)
    Mendik partially-owned
      office buildings........                      (333)         (333)(2)      --             --             --            --
    Other.....................                    (2,239)       (1,333)         --         (1,027)           167           (46)
                                                  ------        ------       -----        -------         ------        ------
                                                  $8,469        $2,620       $ 217        $(1,027)        $2,458        $4,201
                                                  ======        ======       =====        =======         ======        ======

(1) Primarily reflects equity interest in lease payments in 1999 in excess of equity in the operations of such companies in 1998.

(2) Reflects the elimination of the Company's equity in income of Two Park Avenue as of November 1998 and the commercial portion of the Hotel Pennsylvania as of August 1999, both of which became wholly-owned and accordingly consolidated.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $4,222 for the three months ended September 30, 1999, compared to $5,230 in the prior year's quarter, a decrease of $1,008. This decrease resulted primarily from lower average investments this year.

      Interest and debt expense was $35,085 for the three months ended September 30, 1999, compared to $34,034 in the prior year's quarter, an increase of $1,051. This increase resulted primarily from debt in connection with acquisitions.

      Minority interest is comprised of a 40% interest in 20 Broad Street of $439 for the three months ended September 30, 1999 compared to $275 in the prior year's quarter, an increase of $164.

      Preferred unit distributions were $9,672 for the three months ended September 30, 1999, compared to $5,423 in the prior year's quarter, an increase of $4,249. This increase resulted from the issuance of Series B Cumulative Redeemable Preferred units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

      Preferential allocations to unitholders were $13,943 for the three months ended September 30, 1999, compared to $3,423 in the prior year's quarter, an increase of $10,520. Of this increase $8,868 is due to acquisitions and $1,652 results from higher income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

      Below are the details of the changes by segment in EBITDA.

                                                                          Merchandise      Cold
                                      Total        Office       Retail      Mart          Storage (2)   Other
                                      -----        ------       ------    -----------     -------       -----
    Nine months ended
         September 30, 1998........ $305,748      $113,611      $83,486    $   28,532   $  58,500    $  21,619
    1999 Operations:
         Same store operations(1)..   19,002        12,955        3,293         3,460         N/A         (706)
         Acquisitions and other....  115,187        55,591          835        25,182      11,732       21,847
                                    --------      --------      -------    ----------   ---------    ---------
    Nine months ended
         September 30, 1999........ $439,937      $182,157      $87,614    $   57,174   $  70,232    $  42,760
                                    ========      ========      =======    ==========   =========    =========
         % increase in same
           store operations........      7.7%         11.4%         3.9%         12.1%        N/A(2)     (3.3%)

   (1) Represents operations which were owned for the same period in each year.

   (2) Not comparable because prior to March 12, 1999 (date the operations of the Cold Storage Partnerships were sold - see Note 4), the Company reflected its equity in the operations of the Cold Storage Partnerships. Subsequent thereto, the Company reflects its equity in the rent it receives from the Cold Storage Partnerships.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $513,307 in the nine months ended September 30, 1999, compared to $359,406 in the prior year's nine months, an increase of $153,901. This increase by segment resulted from:

                                           Date of                                                   Merchandise
                                         Acquisition          Total       Office        Retail           Mart          Other
                                         -----------          -----       ------        ------       -----------       -----
Property Rentals:
Acquisitions:
    595 Madison Avenue..............   September 1999      $     611     $     611    $      --     $        --      $      --
    Hotel Pennsylvania (20%)........   August 1999             1,433            --           --              --          1,433
    909 Third Avenue................   July 1999               5,052         5,052           --              --             --
    888 Seventh Avenue..............   January 1999           16,516        16,516           --              --             --
    Market Square Complex...........   December 1998          10,611            --           --          10,611             --
    Mendik RELP Properties..........   December 1998          21,647        21,647           --              --             --
    20 Broad Street.................   August 1998             8,112         8,112           --              --             --
    689 Fifth Avenue................   August 1998             2,152         2,152           --              --             --
    770 Broadway....................   July 1998               5,747         5,747           --              --             --
    40 Fulton Street................   June 1998               2,605         2,605           --              --             --
    Merchandise Mart
      Properties....................   April 1998             27,227            --           --          27,227             --
    150 East 58th Street............   March 1998              2,403         2,403           --              --             --
    One Penn Plaza..................   February 1998           5,478         5,478           --              --             --
    Westport........................   January 1998              274           274           --              --             --
                                                           ---------    ----------    ---------     -----------      ---------
                                                             109,868        70,597           --          37,838          1,433
                                                           ---------    ----------    ---------     -----------      ---------
Leasing activity, including
    $1,059 of step-ups in Retail....                          24,423        20,776        1,348           2,694           (395)
                                                           ---------    ----------    ---------     -----------      ---------
Total increase in property rentals..                         134,291        91,373        1,348          40,532          1,038
                                                           ---------    ----------    ---------     -----------      ---------
Tenant expense reimbursements:
Increase in tenant expense
    reimbursements due to acquisitions                         9,670         6,272           --           3,398             --
Other...............................                           4,042           427        2,965             792           (142)
                                                           ---------    ----------    ---------     -----------      ---------
Total increase in tenant
    expense reimbursements..........                          13,712         6,699        2,965           4,190           (142)
                                                           ---------    ----------    ---------     -----------      ---------
Other income........................                           5,898         5,424         (328)            801              1
                                                           ---------    ----------    ---------     -----------      ---------
Total increase in revenues..........                       $ 153,901     $ 103,496    $   3,985     $    45,523      $     897
                                                           =========    ==========    =========     ===========      =========

      Expenses

      The Company's expenses were $294,174 in the nine months ended September 30, 1999 compared to $204,611 in the prior year's nine months, an increase of $89,563. This increase by segment resulted from:

                                                                                Merchandise
                                                Total     Office     Retail         Mart         Other
                                                -----     ------     ------     -----------      -----
        Operating:
            Acquisitions.................    $ 54,475   $ 38,947   $     --    $    14,935     $     593
            Same store operations........       7,651      6,698      2,148         (1,295)          100
                                             --------   --------   --------    -----------     ---------
                                               62,126     45,645      2,148         13,640           693
                                             --------   --------   --------    -----------     ---------
        Depreciation and amortization:
            Acquisitions.................      13,926      8,336         --          5,365           225
            Same store operations........       4,784      3,952        133            838          (139)
                                             --------   --------   --------    -----------     ---------
                                               18,710     12,288        133          6,203            86
                                             --------   --------   --------    -----------     ---------
        General and Administrative:
            Corporate expenses (2).......      10,846      2,421          6          2,540         5,879(1)
            Reduction in value of
              Vornado shares and other
              securities held in
              officer's deferred
              compensation trust.........      (2,119)        --         --             --        (2,119)
                                             --------   --------   --------    -----------     ---------
                                                8,727      2,421          6          2,540         3,760
                                             --------   --------   --------    -----------     ---------
                                             $ 89,563   $ 60,354   $  2,287    $    22,383     $   4,539
                                             ========   ========   ========    ===========     =========

    (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

    (2) Of this increase: (i) $2,802 is attributable to acquisitions, (ii) $5,906 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $2,138 resulted from professional fees.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $4,951 in the nine months ended September 30, 1999, compared to $806 in the prior year's nine months, an increase of $4,145. This increase resulted primarily from the Company's equity in Alexander's loss in 1998 of $4,423. Alexander's loss included the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

      Income from partially-owned entities was $60,682 in the nine months ended September 30, 1999, compared to $20,871 in the prior year's nine months, a net increase of $39,811. This net increase by segment resulted from:

                                   Date of                                          Merchandise
                                 Acquisition        Total      Office     Retail       Mart       Cold Storage     Other
                                 -----------        -----      ------     ------    -----------   ------------     -----
Acquisitions:
  CESCR.......................  March 1999        $11,136     $11,136      $ --       $    --      $    --         $    --
  Newkirk Joint Ventures......  July 98/Mar. 99    10,087          --        --            --           --          10,087
  Las Catalinas...............  November 1998         640          --       640            --           --              --
  Cold Storage................  June/July 1998      7,628          --        --            --        7,628              --
  Merchandise Mart
     Management Company.......  April 1998            956          --        --           956           --              --
                                                  -------     -------      ----       -------      -------         -------
                                                   30,447      11,136       640           956        7,628          10,087
Increase (decrease) in equity
    in income:
    Cold Storage..............                     11,660          --        --            --       11,660(1)           --
    Hotel Pennsylvania........                        648          --        --            --           --             648
    Mendik partially-owned
      office buildings........                       (905)       (905)(2)    --            --           --              --
    Other.....................                     (2,039)     (1,459)       --        (1,027)         502             (55)
                                                  -------     -------      ----       -------      -------         -------
                                                  $39,811     $ 8,772      $640       $   (71)     $19,790         $10,680
                                                  =======     =======      ====       =======      =======         =======

      (1) Primarily reflects equity interest in lease payments (March 12, 1999-September 30, 1999) and equity interest in the operations (January 1, 1999-March 12, 1999) for 1999 in excess of equity in the operations of such companies in 1998.

      (2) Reflects the elimination of the Company's equity in income of Two Park Avenue which is wholly-owned as of November 17, 1998 and accordingly is consolidated in 1999.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $12,580 for the nine months ended September 30, 1999, compared to $18,067 in the prior year's nine months, a decrease of $5,487. This decrease resulted primarily from lower average investments this year.

      Interest and debt expense was $105,986 for the nine months ended September 30, 1999, compared to $80,536 in the prior year's nine months, an increase of $25,450. This increase resulted primarily from debt in connection with acquisitions.

      Minority interest is comprised of a 40% interest in 20 Broad Street of $1,453 for the nine months ended September 30, 1999 compared to $275 in the prior year's quarter, an increase of $1,178.

      Preferred unit distributions were $23,765 for the nine months ended September 30, 1999, compared to $16,268 in the prior year's nine months, an increase of $7,497. This increase resulted from the issuance of Series B Cumulative Redeemable Preferred units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

      Preferential allocations to unitholders were $33,907 for the nine months ended September 30, 1999, compared to $10,492 in the prior year's nine months, an increase of $23,415. Of this increase $17,711 is due to acquisitions and $5,704 results from higher income.

SUPPLEMENTAL INFORMATION

      The following table sets forth certain information for the properties the Company owns directly or indirectly:

                                                  Office                          Merchandise Mart            Cold Storage
                                           --------------------              ------------------------     --------------------
                                           New York
                                             City        CESCR     Retail    Office(1)    Showroom(1)      Owned      Managed
                                           --------     -------   --------   ---------    -----------     -------    ---------
(square feet and cubic feet in thousands)

As of September 30, 1999:
  Square feet........................        14,115       3,620     12,133      2,322         4,473        16,998       2,772
  Cubic feet.........................          --          --         --          --            --         428,400     86,150
  Number of properties...............          23          38         59          7             7            89          14
  Occupancy rate.....................          94%         98%        91%        95%           96%           95%         95%
As of June 30, 1999:
  Square feet........................        12,479       3,620     12,133      2,322         4,457        16,687       2,670
  Cubic feet.........................          --          --         --          --            --         423,100     83,200
  Number of properties...............          21          38         59          7             7            87          13
  Occupancy rate.....................          92%         98%        93%        95%           96%           92%         92%
As of December 31, 1998:
  Square feet........................        12,437        914      12,133      2,274         4,377        18,887       2,574
  Cubic feet.........................          --          --         --          --            --         449,900     80,200
  Number of properties...............          20          38         59          7             7            88          13
  Occupancy rate.....................          91%         98%        92%        95%           95%           90%         90%
As of September 30, 1998:
  Square feet........................        10,106        905      11,955      2,221         3,189        18,887       2,574
  Cubic feet.........................          --          --         --          --            --         449,900     80,200
  Number of properties...............          18          25         59          5             5            88          13
  Occupancy rate.....................          91%         97%        93%        93%           90%           90%         90%

      (1) The office and showroom space is contained in the same mixed-use properties.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1999

      Cash flows provided by operating activities of $127,833 was primarily comprised of (i) net income of $189,907, offset by (ii) adjustments for non-cash items of $15,469, and (iii) the net change in operating assets and liabilities of $46,605 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $60,315 and (ii) minority interest of $1,453, partially offset by (iii) the effect of straight-lining of rental income of $23,387 and (iv) equity in net income of partially-owned entities in excess of distributions of $48,517.

      Net cash used in investing activities of $338,239 was primarily comprised of (i) capital expenditures of $113,945 (see detail below), (ii) investment in notes and mortgages receivable of $53,380 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $182,400 (see detail below) and (iv) investments in partially-owned entities of $35,845 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $25,785, (vi) proceeds from the sale of Cold Storage assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $14,000 (Vornado Operating Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                           Debt      Value of Units         Assets
                                                            Cash         Assumed         Issued            Acquired
                                                        ------------    ------------ --------------    ---------------
Real Estate:
    595 Madison Avenue Office Building................   $  125,000      $       --    $        --      $     125,000
    909 Third Avenue Office Building..................       12,400         109,000          1,600            123,000
    888 Seventh Avenue Office Building................       45,000          55,000             --            100,000
                                                         ----------      ----------    -----------      -------------
                                                         $  182,400      $  164,000    $     1,600      $     348,000
                                                         ==========      ==========    ===========      =============

Investments in Partially Owned Entities:
    Charles E. Smith Commercial Realty L.P.:
      Additional investment...........................   $       --      $       --    $   242,000      $     242,000
      Reacquired units from Vornado Operating
        Company.......................................       13,200              --             --             13,200
      Crystal City hotel land.........................           --              --          8,000              8,000
    Additional investment in Newkirk Joint Ventures...        4,645              --         47,790             52,435
    Additional 20% investment in Hotel Pennsylvania...       18,000          24,000             --             42,000
                                                         ----------      ----------    -----------      -------------
                                                         $   35,845      $   24,000    $   297,790      $     357,635
                                                         ==========      ==========    ===========      =============

Capital expenditures were comprised of:

                                                 New York
                                                   City                         Merchandise
                                                  Office        Retail             Mart           Other      Total
                                                -----------    --------        -------------    ---------   --------

Expenditures to maintain the assets.......        $  8,564     $   984          $     5,433      $ 4,912    $ 19,893
Tenant allowances.........................          14,604         953               11,294           --      26,851
Redevelopment expenditures................          43,854      17,745                5,602           --      67,201
                                                  --------     -------          -----------      -------    --------
                                                  $ 67,022     $19,682          $    22,329      $ 4,912    $113,945
                                                  ========     =======          ===========      =======    ========

      Net cash provided by financing activities of $183,350 was primarily comprised of (i) repayments of borrowings of $394,975, (ii) general partner unit distributions of $112,390, (iii) preferred unit distributions of $21,608, and
(iv) preferential allocations of $23,491 partially offset by, (v) proceeds from issuance of preferred units of $193,282, (vi) proceeds from issuance of limited partner units of $343,155 and (vii) proceeds from borrowings of $205,000.

Nine Months Ended September 30, 1998

      Cash flows provided by operating activities of $99,885 was primarily comprised of (i) income of $123,377 (net income of $133,026 less net gain from insurance settlement and condemnation proceeding of $9,649) and (ii) adjustments for non-cash items of $5,796, offset by (iii) the net change in operating assets and liabilities of $29,288. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $41,605 and (ii) minority interest of $275, partially offset by (iii) the effect of straight-lining of rental income of $14,977 and (iv) equity in net income of partially-owned entities in excess of distributions of $9,122. The net change in operating assets and liabilities reflects an increase in prepaid real estate taxes of $15,792.

      Net cash used in investing activities of $1,182,182 was primarily comprised of (i) acquisitions of real estate of $855,800 (see detail below),
(ii) investments in partially-owned entities of $308,000 (see detail below),
(iii) capital expenditures of $67,392 and investments in securities of $73,773 (including $48,500 purchase of Capital Trust Preferred Stock), partially offset by (v) proceeds from the repayment of mortgage loans receivable of $67,663. Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                   Value of         Total
                                                       Cash      Debt Assumed    Units Issued   Consideration
                                                   ------------ --------------  -------------- ---------------
Real Estate:
    Merchandise Mart Properties................     $  187,000    $  327,000(1)   $  116,000      $  630,000
    One Penn Plaza Office Building.............        317,000        93,000              --         410,000
    770 Broadway Office Building...............        131,000            --          18,000         149,000
    150 East 58th Street Office Building.......        118,000            --              --         118,000
    40 Fulton Street Office Building...........         54,000            --              --          54,000
    689 Fifth Avenue Office Building...........         33,000            --              --          33,000
    Other......................................         15,800            --              --          15,800
                                                    ----------    ----------      ----------      ----------
                                                    $  855,800    $  420,000      $  134,000      $1,409,800
                                                    ==========    ==========      ==========      ==========


Investments in Partially Owned Entities:
    Hotel Pennsylvania (acquisition of additional
      40% interest increasing ownership
      to 80%)..................................     $   22,000    $   48,000      $       --      $   70,000
    570 Lexington Avenue Office Building
      (increased interest from 5.6% to
      approximately 50%).......................         32,300         4,900              --          37,200
    Acquisition of Freezer Services, Inc. (60%
      interest)................................         58,000        16,000           6,000          80,000
    Reduction in Cold Storage Partnerships debt
      (60% interest)...........................         44,000            --              --          44,000
    Acquisition of Carmar Group (60% interest).         86,400         8,400              --          94,800
    Investment in Newkirk Joint Ventures.......         56,000            --              --          56,000
    Other......................................          9,300            --              --           9,300
                                                    ----------    ----------      ----------      ----------
                                                    $  308,000    $   77,300      $    6,000      $  391,300
                                                    ==========    ==========      ==========     ===========

      (1)   Reflects July 1998 repayment of $26,000 of debt.

      Net cash provided by financing activities of $867,196 was primarily comprised of (i) proceeds from borrowings of $1,423,953 and (ii) proceeds from the issuance of general partner units of $445,282 partially offset by (iii) repayment of borrowings of $883,043, (iv) general partner unit distributions of $94,430 and (v) preferred unit distributions of $16,268.

Financings

      On February 18, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

      On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (7.03% at October 31,
1999).

      On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR + 1.50%. The initial interest rate on the loan through October 31, 1999 was 6.88%. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

Offerings of Preferred Shares and Units

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

      On May 17, 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900. Additionally in May 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004.

      On May 27, 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $27,467. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

      On September 3, 1999, the Company sold an aggregate of $325,000 of 8.25% Series D-3 and D-4 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in private placements, resulting in net proceeds of approximately $316,400. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on September 7, 2004.

      On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Cold Storage Partnerships encompassing the operations of the cold storage business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

      On October 15, 1999, the Company completed the acquisition of $15,600 of securitized debt from the Newkirk Joint Ventures which has a yield of 14.28%.

      On October 20, 1999, the Company lent Alexander's $50,000 loan on the same terms and conditions as the Company's existing $45,000 loan to Alexander's, including the interest rate of 14.18% and the maturity date of March 15, 2000. In conjunction with the additional loan, Alexander's paid $11,200 (the Company's cost plus $200,000 interest) for approximately 112,000 square feet of air rights which the Company had recently contracted to purchase.

      On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for any significant acquisitions will require funding from borrowings or equity offerings.

Year 2000 Issues

      Year 2000 compliance programs and information systems modification were initiated by the Company in early 1998 to address the risk posed by the year 2000 issue. The Company developed a plan to address their affected informational (accounting, billing and payroll) and operational (refrigeration, HVAC, security, elevators, lighting and energy management) systems. The Company's plan also considers statements from outside vendors as to their year 2000 readiness.

      The Company and its partially-owned entities have completed the assessment, inventory and planning phases of the plan and have determined that all mission critical systems are year 2000 compliant. The Company believes that any issues encountered with informational or operational systems have been remediated. The Company completed its testing of all mission critical systems during the quarter ended September 30, 1999. The cost of the Company's year 2000 plan had no material impact to 1999 operations.

      The Company believes that its exposure may be the failure of third parties (e.g., energy providers) in meeting their commitments which may result in temporary business interruption at the Company's buildings, retail centers, mart properties, cold storage warehouses and other real estate properties. The Company has contingency plans for its own day to day informational and operational systems that were completed by October 31, 1999. Failure of third parties with which the Company conducts business to successfully respond to their year 2000 issues may have an adverse effect on the Company.

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

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which was effective for the Company in the first quarter of 1999. The Company has no deferred organization costs or other deferred start-up costs as defined in SOP 98-5, and therefore adoption of SOP 98-5 had no material effect to the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      At September 30, 1999, the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

(amounts in thousands except per share amounts)
                                                            Weighted        Effect of 1%
                                                             Average        Increase In
                                            Balance       Interest Rate      Base Rates
                                           ----------     -------------     ------------
Wholly-owned debt:
       Variable rate..................     $1,243,007         6.60%        $     12,430
       Fixed rate.....................        829,959         7.02%                  --
                                           ----------                      ------------
                                           $2,072,966                            12,430
                                           ==========                      ------------


Partially-owned debt:
       Variable rate..................     $   76,182         7.51%                 762
       Fixed rate.....................      1,119,273         7.47%                  --
                                           ----------                      ------------
                                           $1,195,455                               762
                                           ==========                      ------------

Preferential allocations..............                                           (1,847)
                                                                           ------------


Total decrease in the
  Company's annual net income.........                                     $     11,345
                                                                           ============
     Per share-diluted................                                     $        .13
                                                                           ============

                                    Page 31

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

 (b)  Reports on Form 8-K

         During the quarter ended September 30, 1999, Vornado Realty L.P. filed the reports on Form 8-K described below:


      Date of Report
    (Date of Earliest
     Event Reported)                    Item Reported                         Date Filed
    -----------------                   -------------                         ----------
      May 17, 1999        Sale of Series C Preferred Shares in public        July 7, 1999
                          offering and issuance of Series D-2 Preferred
                          Units by Vornado Realty L.P.

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

                                                   VORNADO REALTY L.P.
                                         ---------------------------------------
                                                     (Registrant)

Date:  November 4, 1999             By:         /s/  Irwin Goldberg
                                         ---------------------------------------
                                                    IRWIN GOLDBERG
                                         Vice President, Chief Financial Officer

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
                   Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") -
                   Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                   November 12, 1998 (File No. 001-11954), filed on November 30, 1998.............................  *

   3.5         --  Articles Supplementary Classifying Additional  Series D-1 Preferred Shares - Incorporated by
                   reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
                   (File No. 001-11954), filed on February 9, 1999................................................  *

   3.6         --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                   Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                   No. 001-11954), filed on March 17, 1999........................................................  *

   3.7         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with Respect to Series C
                   Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999........................................  *

   3.8         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                   Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of
                   Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed July 7,
                   1999...........................................................................................  *

   3.9         --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                   Series D-3 Preferred Shares, dated as of September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                   Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
                   001-11954), filed October 25, 1999.............................................................  *

   3.10        --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                   Series D-4 Preferred Shares, dated as of September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                   Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No.
                   001-11954), filed October 25, 1999.............................................................  *

--------------
*  Incorporated by reference

 EXHIBIT
   NO.
 -------
   3.11        --  By-laws of Vornado, as amended on April 28, 1997 - Incorporated by reference to Exhibit 3(b)
                   of Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No.
                   001-11954), filed on May 14, 1997..............................................................  *

   3.12        --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership,
                   dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's
                   Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the
                   "1997 10-K")...................................................................................  *

   3.13        --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                   L.P., dated as of December 16, 1997- Incorporated by reference to Exhibit 3.5 of the 1997
                   10-K...........................................................................................  *

   3.14        --  Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                   Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                   Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998.....  *

   3.15        --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                   Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                   November 30, 1998..............................................................................  *

   3.16        --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                   Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on
                   February 9, 1999...............................................................................  *

   3.17        --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                   Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                   Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                   February 9, 1999...............................................................................  *

   3.18        --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                   Operating Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                   Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                   17, 1999.......................................................................................  *

   3.19        --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                   Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                   Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                   17, 1999.......................................................................................  *

   3.20        --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                   Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                   Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
                   7, 1999........................................................................................  *

   3.21        --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                   Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                   Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....  *

--------------
*  Incorporated by reference

 EXHIBIT
   NO.
 -------
   3.22        --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                   Realty L.P., dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                   Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7,
                   1999...........................................................................................  *

   3.23        --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                   Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of
                   Vornado's Current Report on Form 8-K (File No. 001-11954), dated September 3, 1999 (File No.
                   001-11954), filed October 25, 1999.............................................................  *

   3.24        --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                   Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of
                   Vornado's Current Report on Form 8-K (File No. 001-11954), dated September 3, 1999 (File No.
                   001-11954), filed October 25, 1999.............................................................  *

   4.1         --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 of this
                   Quarterly Report on Form 10-Q).................................................................

   4.2         --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust
                   Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated
                   November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................  *

   4.3         --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                   $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                   Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................  *

   4.4         --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                   Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of
                   Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                   April 8, 1997..................................................................................  *

   4.5         --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                   of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                   Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999............................  *

   4.6         --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                   of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No. 001-11954),
                   filed on May 19, 1999..........................................................................  *

  10.1         --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended-
                   Incorporated by reference to Vornado's Registration Statement on Form S-8 (File N. 333-29011)
                   filed on June 12, 1997.........................................................................  *

  10.2         --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of
                   May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992...................................  *

  10.3**       --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
                   November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
                   Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on Form
                   8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993.......................  *

--------------
*  Incorporated by reference
** Management contract or compensatory plan

 EXHIBIT
   NO.
 -------
  10.4**       --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987............  *

  10.5**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
                   Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                   December 9, 1985...............................................................................  *

  10.6**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                   Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June
                   9, 1987........................................................................................  *

  10.7**       --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                   Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                   December 9, 1985...............................................................................  *

  10.8**       --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998-
                   Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.9**       --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998-
                   Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

  10.10**      --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated December 11, 1997-
                   Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the
                   year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.....................  *

  10.11**      --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2,
                   1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 001-11954), filed March 13, 1997..................................  *

  10.12        --  Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and January 15,
                   1993 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

  10.13        --  Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated December 29, 1992 -
                   Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                   31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.14        --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
                   Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                   31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.15        --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17,
                   1993 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................  *

--------------
*  Incorporated by reference
** Management contract or compensatory plan

 EXHIBIT
   NO.
 -------
  10.16        --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                   Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...............................................................  *

  10.17        --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                   Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...............................................................  *

  10.18        --  Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992-
                   Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                   31, 1992 (File No. 001-11954), filed February 16, 1993.........................................  *

  10.19        --  Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and
                   Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                   Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                   16, 1993.......................................................................................  *

  10.20        --  Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
                   001-11954), filed March 23, 1995...............................................................  *

  10.21        --  Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's
                   Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....................  *

  10.22        --  Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A.
                   Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File
                   No. 001-11954), filed February 21, 1995........................................................  *

  10.23        --  Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                   February 21, 1995...............................................................................  *

  10.24        --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995........................................................................  *

  10.25        --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado
                   Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995......................  *

  10.26        --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending
                   Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                   reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                   No. 001-11954), filed March 23, 1995...........................................................  *

  10.27        --  Revolving Credit Agreement dated as of February 27, 1995 among Vornado Realty Trust, as borrower, and Union Bank of Switzerland, as Bank and Administrative Agent - Incorporated by
                   reference to Exhibit 10(F)9 of Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1994 (File No. 001-11954), filed March 23, 1995...................................  *

  10.28        --  Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc.-
                   Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s
                   Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998............  *

--------------
*  Incorporated by reference

 EXHIBIT
   NO.
 -------
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
                   Realty L.P., as Borrower, Vornado Realty Trust, as General Partner and Union Bank of
                   Switzerland (New York Branch), as Bank, the other banks signatory hereto, each as a bank, Union
                   Bank of Switzerland (New York Branch), as Administrative Agent and Citicorp Real Estate, Inc.,
                   The Chase Manhattan Bank and Nationsbank, as Syndication Agents - Incorporated by reference to
                   Exhibit 10.29 of the 1997 10-K.................................................................  *

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

--------------
*  Incorporated by reference

 EXHIBIT
   NO.
 -------
  10.40        --  Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado Realty L.P. and Goldman,
                   Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form
                   8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998.........................  *

  10.41        --  Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9,1998 (File
                   No. 001-11954), filed on April 16, 1998........................................................  *

  10.42        --  Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty L.P. and Merrill
                   Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of
                   Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on
                   April 28, 1998.................................................................................  *

  10.43        --  Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty L.P., Merrill Lynch,
                   Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's
                   Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999..  *

  27           --  Financial Data Schedule

--------------
*  Incorporated by reference