Form 10-K405
period 1999-12-31
VORNADO REALTY LP
filed 2000-03-30
CIK 1040765

                                                      EXHIBIT INDEX ON PAGE 109

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                 DECEMBER 31, 1999
                          -----------------------------------------------------
                                                  or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission File Number:                      000-22685
                       --------------------------------------------------------

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                        13-3925979
---------------------------------------------------     ------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                 07663
---------------------------------------------------     ------------------------
   (Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number including area code:     (201) 587-1000
                                                  ------------------------------

         Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 31, 2000.

                                TABLE OF CONTENTS

             ITEM                                                                                                         PAGE
             ----                                                                                                         ----
PART I.        1.      Business.........................................................................................    3

               2.      Properties.......................................................................................   12

               3.      Legal Proceedings................................................................................   46

               4.      Submission of Matters to a Vote of Security Holders..............................................   46

                       Executive Officers of the Registrant.............................................................   46

PART II.       5.      Market for the Registrant's Common Equity and Related Stockholder Matters........................   47

               6.      Selected Consolidated Financial Data.............................................................   47

               7.      Management's Discussion and Analysis of Financial Condition and Results of
                        Operations......................................................................................   48

              7A.      Quantitative and Qualitative Disclosures about Market Risk.......................................   62

               8.      Financial Statements and Supplementary Data......................................................   63

               9.      Changes In and Disagreements With Independent Auditors on Accounting and Financial Disclosure....   63

PART III.     10.      Directors and Executive Officers of the Registrant...............................................   (1)

              11.      Executive Compensation...........................................................................   (1)

              12.      Security Ownership of Certain Beneficial Owners and Management...................................   (1)

              13.      Certain Relationships and Related Transactions...................................................   (1)

PART IV.      14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................  100

SIGNATURES..............................................................................................................  101

(1) These items are omitted because Vornado Realty Trust (see Item 1.) will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 46 of this Annual Report on Form 10-K.

       Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado Realty Trust to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, and (l) general competitive factors.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

       Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997, when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the limited partnership common interest in, the Operating Partnership at March 1, 2000. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

       The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

              (i) all or portions of 22 office building properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately
     14.0 million square feet;

              (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

              (iii) 56 shopping center properties in six states and Puerto Rico aggregating approximately 12.0 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

              (iv) the Merchandise Mart Properties portfolio containing approximately 6.8 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

              (v) a 60% interest in partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 428 million cubic feet of refrigerated space (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities;

Other Real Estate Investments:

              (vi) approximately 32% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

              (vii) the Hotel Pennsylvania in New York City contains approximately 800,000 square feet of space with 1,700 rooms and approximately 400,000 square feet of retail and office space;

              (viii) approximately 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

              (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

              (x) other real estate investments.

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

              - Investing in properties in the New York City metropolitan area and other selected markets where the Company believes there is high likelihood of capital appreciation;

              - Acquiring high quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

              - Investing in retail properties in selected understored locations such as the New York City metropolitan area;

              - Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital; and

              - Developing and redeveloping the Company's existing properties to increase returns and maximize value.

       The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS AND INVESTMENTS

       Since January 1, 1999, the Company completed approximately $807 million of real estate acquisitions and investments. The following table lists the acquisitions and investments by business segment:

                                                                                                                    TOTAL
                                                                                                                CONSIDERATION
                                                                                        LOCATION                (IN MILLIONS)
                                                                        -----------------------------------    --------------
     OFFICE:
     -------
     888 Seventh Avenue..............................................  New York City                             $       117
     Charles E. Smith Commercial Realty, L.P.:
          Increase in investment to 34%..............................  Northern Virginia and Washington, D.C.            242
          Crystal City hotel land....................................  Crystal City, Virginia                              8
     909 Third Avenue................................................  New York City                                     123
     595 Madison Avenue (the Fuller Building)........................  New York City                                     125
     GreenPoint leasehold interest...................................  New York City                                      37

     RETAIL:
     -------
     Vornado-Ceruzzi Joint Venture
          (80% interest).............................................  Northeast and Mid-Atlantic states                  12

     OTHER REAL ESTATE INVESTMENTS:
     ------------------------------
     Newkirk Joint Ventures - additional investments.................  Various                                            68
     Hotel Pennsylvania - increase in investment from
          80% to 100%................................................  New York City                                      42
     Alexander's Inc. - increase in investment from
          29.3% to 32%...............................................  New York City                                       9
     Student Housing Joint Ventures
          (90% interest).............................................  Florida                                            24
                                                                                                                 -----------
                   Total Acquisitions and Investments................                                            $       807
                                                                                                                 ===========

OFFICE:

   888 Seventh Avenue

       On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $117,000,000, of which $55,000,000 was indebtedness.

   Charles E. Smith Commercial Realty L.P.

       On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia, and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired in March 1999 from Vornado Operating Company, the Company owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.

       The purchase price was paid to CAPI by the Company issuing $250,000,000 of 6% Convertible Preferred Units. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company has the right to appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

       In connection with these transactions, the Company made a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the units issued to CAPI as well as certain real estate assets.

   909 Third Avenue

       On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for approximately $123,000,000, of which $109,000,000 was indebtedness.

   595 Madison Avenue

       On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for approximately $125,000,000.

   GreenPoint Leasehold Interest

       On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in approximately 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for approximately $37,300,000.

RETAIL:

   Vornado-Ceruzzi Joint Ventures

       On January 4, 2000 and January 25, 2000, the Company and its joint venture partner acquired fee and/or leasehold interests in six properties located in Pennsylvania, Virginia and Maryland formerly occupied by Hechinger, Inc., a home improvement retailer, which was liquidated. The purchase price for the 500,000 square feet acquired was $15,000,000. The Company's share of this investment is 80% or $12,000,000.

OTHER REAL ESTATE INVESTMENTS:

   Newkirk Joint Ventures

       On March 9, 1999, the Company and its joint venture partner completed the acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

       On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

Hotel Pennsylvania

       On August 5, 1999, the Company increased its interest in the Hotel by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. After the acquisition, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion through a preferred stock affiliate (in which the Company owns all of the preferred equity and none of the common equity).

   Alexander's

       On October 21, 1999, the Company increased its ownership interest in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

   Student Housing Joint Venture

       On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

DISPOSITIONS

       On March 3, 2000, the Company sold three shopping centers located in Texas for approximately $25,750,000 resulting in a gain of $4,400,000.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

       During 1999, the Company expended approximately $93,444,000 in connection with development and redevelopment projects which included (i) $27,544,000 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use, (ii) $11,000,000 to buyout the Bradlees lease at 14th Street and Union Square (effective March 15, 2002), and (iii) $54,900,000 for the multi-year projects described below.

       The following table sets forth certain information for multi-year projects currently in development or redevelopment as of December 31, 1999:

  (dollars in millions)                                                              The Company's Share of
                                                                   ---------------------------------------------------------------
                                                  Anticipated       Estimated Total  Costs Expended through     Estimated Costs to
  Project                                       Completion Date      Project Cost      December 31, 1999            Complete
  -------                                       ---------------    ----------------  ----------------------     ------------------
  YMCA Development (80% interest) -
     construction and sale of 119,000
     square foot residential condominium
     tower in Manhattan (46 of the 53 units
     (87%) have been presold as of March 1,
     2000)                                      Spring 2001         $         99.5       $       22.9           $       76.6
  Fort Lee, New Jersey (75% interest) -
     construction of an 800,000 square
     foot high rise rental apartment
     complex                                    Winter 2002                  125.4               17.8                  107.6
  Temperature Controlled Logistics
     (60% interest) - acquisition,
     development and expansion of
     distribution and production
     warehouses                                 2000-2001                     75.7                 --                   75.7
  770 Broadway - refurbishment of
     1,016,000 square foot office property      Spring 2000                   36.0               24.9                   11.1
  Market Square Complex in High Point,
     North Carolina - 335,000 square foot
     expansion project                          Spring 2000                   23.0               15.3                    7.7
                                                                    --------------       ------------           ------------
                                                                    $        359.6       $       80.9           $      278.7
                                                                    ==============       ============           ============

       The above table does not include the capital requirements of Alexander's which are described in Item II: Properties.

       In addition to the projects noted above, the Company has identified the following opportunities for future development or redevelopment: (i) the site at 14th Street and Union (currently leased to Bradlees), which may include razing the existing building and developing a large multi-use building, (ii) the refurbishment of the Hotel Pennsylvania, (iii) the redevelopment of the Company's Penn Station properties which may include creating new retail space,
(iv) the construction of a large office tower at 7 Times Square (50% interest),
(v) the construction of 435,000 square feet of new showrooms in High Point, North Carolina, (vi) the redevelopment of office space at 595 Madison Avenue, and (vii) the 45,000 square foot expansion of 640 Fifth Avenue.

       There can be no assurance that the above projects will be commenced or will be successful.

OPERATIONS OF VORNADO OPERATING COMPANY

       In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that Company could not itself conduct.

       The Company and Vornado Operating are parties to certain agreements described below.

   Revolving Credit Agreement

       Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 1999, $4,587,000 was outstanding under the Revolving Credit Agreement.

   Agreement with Vornado Operating

       The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

       Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was $330,000 for the year ended December 31, 1999 and $50,000 for the period from October 16, 1998 (commencement date) through December 31, 1998.

       Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

   Vornado Operating's Management

       Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

   Temperature Controlled Logistics Business

On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest, acquired each of AmeriCold Corporation ("AmeriCold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

       On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). The new partnership leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent and pursuant thereto, rent was deferred for the period ended December 31, 1999 of which the Company's share was $3,240,000.

   Disposition and Acquisition of Interest in CESCR

       On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000, or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, Vornado Operating exercised such option and the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

FINANCING ACTIVITIES

       During 1999, the Company sold an aggregate of $539,500,000 of Cumulative Redeemable Preferred Units and $200,000,000 of Cumulative Redeemable Preferred Shares, resulting in net proceeds of approximately $718,734 ,000.

       In addition, during 1999 the Company completed $485,000,000 of property level refinancings.

       On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility.

       Further detail of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

       At December 31, 1999, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 43% based on debt of $3.2 billion which included the Company's proportionate share of debt of partially-owned entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

       The Company may seek to obtain funds through equity offerings or debt financings, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire its shares or any other securities in the future.

EBITDA BY SEGMENT AND REGION

       The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 1999, 1998 and 1997. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.

                                                                                    PERCENTAGE OF EBITDA
                                                                     --------------------------------------------------
                                                                                  Years Ended December 31,
                                                                     --------------------------------------------------
       SEGMENT                                                          1999                1998                 1997
       -------                                                       ---------           ---------            ---------
             Office................................................      42%                37%                    38%
             Retail................................................      19%                26%                    57%
             Merchandise Mart Properties...........................      12%                 9%                     --
             Temperature Controlled Logistics......................      16%                20%                     8%
             Other.................................................      11%                 8%                     (3)%
                                                                     ------              -----                  ------
                                                                        100%               100%                   100%
                                                                     ======              =====                  =====

       REGION
       -------
             New York City metropolitan area.......................      48%                54%                    72%
             Washington D.C./Northeast Virginia....................      12%                 7%                     1%
             Chicago...............................................       8%                 6%                     --
             New Jersey............................................       4%                 5%                    14%
             Puerto Rico...........................................       2%                 2%                     4%
             Other (2).............................................      26%                26%                     9%
                                                                     ------              -----                  -----
                                                                        100%               100%                   100%
                                                                     ======              =====                  =====

       (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

       (2) Other includes the Temperature Controlled Logistics segment which has facilities in 31 states and Alberta, Canada. See page 34 for details.

RELATIONSHIP WITH ALEXANDER'S

       The Company owns 32.0% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

       Alexander's has eight properties (see Item 2. Properties--Alexander's).

       At December 31, 1999, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000, were extended to March 15, 2001. The interest rate was reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate. Management believes there are no indications of impairment as discussed in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan".

       The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year and are automatically renewable. See Item 2. Properties for a description of Alexander's Development and Redevelopment projects.

       Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

       As of December 31, 1999, Interstate Properties and its partners owned approximately 17.8% of the common shares of beneficial interest of the Company, 27.3% of Alexander's common stock and beneficial ownership of 17.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

       The Company's four business segments, Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided. The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

ENVIRONMENTAL REGULATIONS

       Under various Federal, state and local laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. Such laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of damaged asbestos-containing materials or in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. Air emissions and waste-water discharges and the operation and subsequent removal of certain underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances or tanks or related claims for personal injury, property damage or fines.

       Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, there can be no assurance that the identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

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

EMPLOYEES

       The Company has approximately 1,299 employees consisting of 95 in the Office Properties segment, 53 in the Retail Properties segment, 588 in the Merchandise Mart Properties segment, 470 at the Hotel Pennsylvania and 93 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

       The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations other than one temperature controlled warehouse in Canada.

       The Company's principal executive offices are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663; telephone (201) 587-1000.

ITEM 2.  PROPERTIES

       The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart Properties and Temperature Controlled Logistics warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, Newkirk Joint Ventures, and dry warehouses and industrial buildings.

OFFICE

The New York City office properties consist of (i) all or a portion of 22 office buildings in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.0 million square feet (including 825,000 square feet of retail space and five garages containing 334,000 square feet) (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. (the "CESCR Office Properties").

       The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 21.

New York City Office Properties:

       The following table sets forth the percentage of the New York City Office Properties revenue by tenants' industry:

            Industry                                       Percentage
            --------                                       ----------
            Publishing............................             13%
            Retail................................             10%
            Finance...............................              9%
            Legal.................................              8%
            Technology............................              7%
            Insurance.............................              6%
            Government............................              5%
            Pharmaceuticals.......................              5%
            Media and Entertainment.....                        5%
            Apparel...............................              3%
            Service Contractors..............                   3%
            Engineering...........................              3%
            Bank Branches......................                 5%
            Other.................................             18%

       The Company's New York City Office property lease terms range from 5 to 7 years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises. No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 1999:

                                                                                                      Percentage of the
           (in thousands, except percentages)                                                           New York City
                                                                                                            Office
                                                                Square Feet            1999               Properties
           Tenant                                                 Leased             Revenues              Revenues
           ------                                               -----------          --------         ------------------
           Sterling Winthrop Inc........................               429        $     18,125                   5%
           Times Mirror Company.........................               520              15,424                   4%
           The McGraw Hill
                Companies Inc...........................               486              14,199                   4%
           Mutual Life Insurance Co.....................               264               8,734                   2%
           Kmart Corporation............................               287               7,649                   2%

       The following table sets forth lease expirations for each of the next 10 years, as of December 31, 1999, assuming that none of the tenants exercise their renewal options.

                                                                                                          ANNUAL ESCALATED
                                                                                                       RENT OF EXPIRING LEASES
                           NUMBER OF       SQUARE FEET OF       PERCENTAGE OF TOTAL LEASED    ------------------------------------
YEAR                    EXPIRING LEASES    EXPIRING LEASES             SQUARE FEET                   TOTAL         PER SQUARE FOOT
----                    ---------------    ---------------      --------------------------    -----------------   ----------------
2000..................          211              914,000                 6.6%                 $       31,501,000       $ 34.45
2001..................          127              767,000                 5.5%                         25,755,000         33.59
2002..................          122              793,000                 5.7%                         24,235,000         30.55
2003..................           98          1,294,000(1)                9.3%                         29,065,000         22.47
2004..................          117              973,000                 7.0%                         31,055,000         31.91
2005..................           62              505,000                 3.6%                         15,650,000         30.98
2006..................           69              869,000                 6.3%                         24,178,000         27.82
2007..................           57              865,000                 6.2%                         28,496,000         32.93
2008..................           63            1,228,000                 8.8%                         37,901,000         30.85
2009..................           45              612,000                 4.4%                         19,998,000         32.66

(1) Includes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,193,000 or $6.49 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

       As of March 1, 2000, the occupancy rate of the Company's New York City Office properties was 95%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past three years.

                                                                                          AVERAGE ANNUAL
                     AS OF                       RENTABLE                                 ESCALATED RENT
                  DECEMBER 31,                 SQUARE FEET          OCCUPANCY RATE       PER SQUARE FOOT
         ------------------------------      ---------------       ----------------     -----------------
         1999..........................         14,028,000              95%               $  30.16
         1998..........................         12,437,000              91%               $  28.14
         1997..........................          8,353,000              95%               $  27.09

       In 1999, 1,764,602 square feet of New York City office space was leased at a weighted average initial rent per square foot of $37.34. The Company's ownership interest in the leased square footage is 1,685,476 square feet at a weighted average initial rent per square foot of $37.10. At December 31, 1998, the weighted average escalated rent per square foot for the Company's interest in such properties was $26.22. Following is the detail by building:

                                                                         1999 Leases                           Average Annual
                                                            ----------------------------------------           Escalated Rent
                                                                                                             Per Square Foot at
                                                                               Average Initial Rent             December 31,
            Location                                         Square Feet        Per Square Foot(1)                  1998
            --------                                       --------------      ---------------------         ------------------
                770 Broadway........................            588,056            $31.86                      $      20.16
                One Penn Plaza......................            275,609             39.68                             27.98
                909 Third Avenue....................            220,823             47.11                             34.83
                Two Penn Plaza......................             88,379             38.06                             27.80
                Eleven Penn Plaza...................             66,870             31.37                             26.75
                888 Seventh Avenue..................             62,211             42.27                             30.08
                330 Madison Avenue..................             61,663             39.30                             35.42
                90 Park Avenue......................             61,318             45.90                             37.63
                570 Lexington Avenue................             58,896             46.73                             31.69
                150 East 58th Street................             55,881             40.82                             30.99
                1740 Broadway.......................             53,800             42.00                             34.42
                866 United Nations Plaza............             51,159             35.30                             30.69
                Two Park Avenue.....................             49,255             35.64                             23.54
                550/600 Mamaroneck Avenue...........             36,818             21.68                             19.72
                40 Fulton Street....................             26,907             26.52                             26.60
                20 Broad Street.....................              6,957             17.25                             27.51
                                                          -------------
                Total...............................          1,764,602             37.34                             27.02
                                                          =============
                Vornado's ownership interest........          1,685,476             37.10                             26.22
                                                          =============

       (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

       In addition to the office space noted above, the Company leased 37,000 square feet of retail space (of which 28,000 square feet was previously leased as office space) at 640 Fifth Avenue at an average initial rent per square foot of $202.79.

       During 1999, the Company granted non-exclusive rights to three companies to install fiber-optic networks and to provide broadband data, video and voice communications services in its office buildings in return for a share of revenues and warrants to purchase common stock. Concurrently, the Company has invested approximately $10.2 million in these entities, representing interests in each entity of less than 3%.

New York City Office Properties

       The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 1999.

                                       YEAR                          APPROXIMATE
                                    ORIGINALLY          LAND          LEASABLE         NUMBER     ANNUALIZED
                                     DEVELOPED          AREA       BUILDING SQUARE       OF     BASE RENT PER
                LOCATION            OR ACQUIRED      (SQ. FT.)           FEET          TENANTS   SQ. FT. (1)
--------------------------------   -------------    ----------    -----------------   --------  -------------
MANHATTAN
     One Penn Plaza (3)                1998            128,000           2,418,000         220      $28.28











     Two Penn Plaza                    1997            117,000           1,497,000          62       27.97







     909 Third Avenue (3)              1999             82,000           1,303,000          18       22.23







     770 Broadway                      1998             63,000           1,037,000          10       24.97





     Eleven Penn Plaza                 1997             56,000             975,000          75       27.00

                                                                                                        LEASE
                                     ANNUALIZED                                                      EXPIRATION/
                                   ESCALATED RENT     PERCENT              PRINCIPAL TENANTS           OPTION         ENCUMBRANCES
                LOCATION           PER SQ. FT. (2)   LEASED (1)      (50,000 SQUARE FEET OR MORE)    EXPIRATION       (THOUSANDS)
--------------------------------   ---------------   ----------    ------------------------------    -----------      ------------
MANHATTAN
     One Penn Plaza (3)                  $29.28            97%     BNY Financial Group                   2004/2009     $   275,000
                                                                   Buck Consultants                        2008
                                                                   Cisco Systems                         2005/2011
                                                                   First Albany                          2008/2013
                                                                   Kmart Corporation                     2016/2036
                                                                   Metropolitan Life                       2004
                                                                   Miller Freeman Inc.                   2011/2021
                                                                   MWB Leasing                             2006
                                                                   Parsons Brinkerhoff                   2008/2013
                                                                   State of NY                           2004/2014
                                                                   Stone & Webster                         2008

     Two Penn Plaza                       29.01            98%     Compaq Computer                         2003            163,147
                                                                   Forest Electric                       2006/2011
                                                                   Information Builders, Inc.            2013/2023
                                                                   Madison Square Garden                 2007/2017
                                                                   McGraw Hill Co., Inc.                 2020/2030
                                                                   Ogden Services                          2008
                                                                   UHC Management                        2001/2006

     909 Third Avenue (3)                 24.04            88%     Citibank                                2008            108,754
                                                                   Fischbein Badillo                       2008
                                                                   Forest Laboratories                   2010/2020
                                                                   Ogilvy Public Relations               2009/2014
                                                                   Shearman & Sterling                   2007/2012
                                                                   U.S. Post Office (4)                  2003/2033


     770 Broadway                         25.59            97%     Chase Manhattan Bank                    2005                 --
                                                                   J. Crew                               2012/2017
                                                                   Kmart                                 2016/2036
                                                                   MTVN Online                           2009/2014
                                                                   V.N.U. U.S.A, Inc                     2015/2020

     Eleven Penn Plaza                    29.35            97%     Crowthers McCall                        2010             53,129
                                                                   Executive Office Network                2012
                                                                   Faulkner & Gray                       2006/2011

                                       YEAR                          APPROXIMATE
                                    ORIGINALLY          LAND          LEASABLE         NUMBER     ANNUALIZED
                                     DEVELOPED          AREA       BUILDING SQUARE       OF     BASE RENT PER
                LOCATION            OR ACQUIRED      (SQ. FT.)           FEET          TENANTS   SQ. FT. (1)
--------------------------------   -------------    ----------    -----------------   --------  -------------
     Two Park Avenue                   1997             44,000             952,000          48       23.72





     90 Park Avenue                    1997             38,000             882,000          29       32.92


     888 Seventh Avenue                1999             32,000             861,000          47       28.62





     330 West 34th Street (3)          1998             46,000             625,000          12       14.21


     1740 Broadway                     1997             30,000             552,000          17       31.21



     150 East 58th Street              1998             21,000             548,000         127       32.16

     866 United Nations Plaza          1997             90,000             386,000          85       31.11

     595 Madison (Fuller Building)     1999             13,000             297,000          79       53.69



     640 Fifth Avenue                  1997             22,000             259,000          15       58.62


     40 Fulton Street                  1998             18,000             233,000          31       27.95

     689 Fifth Avenue                  1998              6,000              86,000           8       56.55

     330 Madison Avenue
        (25% Ownership)                1997             33,000             770,000          46       35.65


                                                                                                          LEASE
                                       ANNUALIZED                                                      EXPIRATION/
                                     ESCALATED RENT     PERCENT              PRINCIPAL TENANTS           OPTION         ENCUMBRANCES
                LOCATION             PER SQ. FT. (2)   LEASED (1)      (50,000 SQUARE FEET OR MORE)    EXPIRATION       (THOUSANDS)
--------------------------------     ---------------   ----------    ------------------------------    -----------      ------------
                                                                     Federated Dept Stores                   2016

     Two Park Avenue                        23.99            96%     Herrick Feinstein                     2010/2015          65,000
                                                                     Medical Liability Mutual Ins            2009
                                                                     Schiefflin & Somerset                 2006/2010
                                                                     Times Mirror Company                  2010/2025
                                                                     United Way                            2013/2018

     90 Park Avenue                         38.35            99%     Sterling Winthrop Inc.                2015/2035              --
                                                                     Warnaco                                 2004

     888 Seventh Avenue                     31.12            93%     Golden Books                            2013             55,000
                                                                     New Line Realty                         2007
                                                                     Soros Fund Management LLC             2004-2010
                                                                     Stanley H. Kaplan                     2006/2011
                                                                     The Limited                             2014

     330 West 34th Street (3)               14.47            90%     City of New York                      2012/2017              --
                                                                     Props for Today                       2006/2016

     1740 Broadway                          33.87            100%    Davis & Gilbert                         2013                 --
                                                                     Mutual Life Insurance                 2016/2026
                                                                     William Douglas McAdams                 2007

     150 East 58th Street                   33.74            94%

     866 United Nations Plaza               36.08            94%     Fross & Zelnick                         2009             33,000

     595 Madison (Fuller Building)          58.29            92%



     640 Fifth Avenue                       60.60            92%     Bozell Jacobs Kenyon                  2008/2013              --
                                                                     Hennes & Mauritz, Inc.                  2014

     40 Fulton Street                       28.56            94%     Pencom Systems                          2007                 --

     689 Fifth Avenue                       56.93            66%     Red Door Salons, Inc.                 2007/2012              --

     330 Madison Avenue
        (25% Ownership)                     35.88            93%     Bank Julius Baer                        2005                 --
                                                                     BDO Seidman                           2010/2015              --


                                       YEAR                          APPROXIMATE
                                    ORIGINALLY          LAND          LEASABLE         NUMBER     ANNUALIZED
                                     DEVELOPED          AREA       BUILDING SQUARE       OF     BASE RENT PER
                LOCATION            OR ACQUIRED      (SQ. FT.)           FEET          TENANTS   SQ. FT. (1)
--------------------------------   -------------    ----------    -----------------   --------  -------------
     20 Broad Street (3)               1998             20,000             462,000          18       27.12
        (60% Ownership)

     570 Lexington Avenue              1997             16,000             427,000          52       33.42
        (49.9% Ownership)

     825 Seventh Avenue                1996             18,000             165,000           3       27.26
        (50% Ownership)


WESTCHESTER

     550/600 Mamaroneck Avenue(3)      1998            666,000             234,000          48       19.89


NEW JERSEY

     Paramus (3)                       1987            148,000             118,000          26       16.82



                                                 -------------     --------------      --------
TOTAL OFFICE BUILDINGS                               1,707,000          15,087,000       1,076      $28.51
                                                 =============     ===============      ======
VORNADO' OWNERSHIP INTEREST                          1,657,000          14,028,000
                                                 =============     ===============

                                                                                                         LEASE
                                      ANNUALIZED                                                      EXPIRATION/
                                    ESCALATED RENT     PERCENT              PRINCIPAL TENANTS           OPTION         ENCUMBRANCES
                LOCATION            PER SQ. FT. (2)   LEASED (1)      (50,000 SQUARE FEET OR MORE)    EXPIRATION       (THOUSANDS)
--------------------------------    ---------------   ----------    ------------------------------    -----------      ------------
     20 Broad Street (3)                   30.62            96%     N.Y. Stock Exchange                   2003/2066              --
        (60% Ownership)

     570 Lexington Avenue                  33.66            94%                                                                  --
        (49.9% Ownership)

     825 Seventh Avenue                    27.26            100%    International Merchandising Corp      2013/2023          23,968
        (50% Ownership)                                             Young & Rubicom                       2010/2015


WESTCHESTER

     550/600 Mamaroneck Avenue(3)          20.81            92%                                                                  --


NEW JERSEY

     Paramus (3)                           16.82            64%                                                                  --


                                                                                                                        -----------

TOTAL OFFICE BUILDINGS                    $30.16            95%                                                         $   776,998
                                                                                                                        ===========

VORNADO' OWNERSHIP INTEREST                                 95%                                                         $   765,014
                                                                                                                        ===========



(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.

(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

(3)    100% ground leased property.

(4) The U.S. .Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.49.

CESCR Office Properties:

       CESCR, owns 39 office buildings in the Northern Virginia and Washington D.C. area containing 10.7 million square feet. The Company owns a 34% interest in CESCR. As of December 31, 1999, 49 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA" lessee); the largest U.S. government agencies include the U.S. Patent Trade Office (1.97 million square feet in 17 properties), the U.S. Navy Sea Systems Command (253,000 square feet in 7 properties), the Federal Supply Service (167,400 square feet in 2 properties) and the Environmental Protection Agency (203,000 square feet in one property). One additional tenant, US Airways, Inc. occupied 317,000 square feet in one building. As of December 31, 1999, no other tenants occupied more than 2% of CESCR's office properties.

       CESCR office leases are typically for 3 to 5 year terms, and may provide for extension options at prenegotiated rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its' premises.

       Below is a listing of tenants which accounted for 2% or more of the CESCR Office Properties revenues in 1999:

                                                                                         Percentage of the
          (in thousands, except percentages)                                               CESCR Office
                                                   Square Feet            1999              Properties
          Tenant                                     Leased             Revenues             Revenues
          ------                                    ----------        -----------        -----------------
          U.S. Patent Trade Office                      1,970         $    53,081                   18%
          US Airways, Inc.                                317              10,899                   4%
          U.S. Navy Sea Systems Command                   253               6,105                   2%

       The following table sets forth as of December 31, 1999 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                   ANNUAL ESCALATED
                                                           PERCENTAGE OF TOTAL                  RENT OF EXPIRING LEASES
                    NUMBER OF        SQUARE FEET OF               LEASED              ---------------------------------------
YEAR             EXPIRING LEASES     EXPIRING LEASES           SQUARE FEET                   TOTAL            PER SQUARE FOOT
----             ---------------     ---------------       -------------------        ------------------     ----------------
2000.........            230               1,245,000            11.9%                 $       33,199,000          $ 26.66
2001.........            226               2,886,000            27.5%                         70,126,000            24.30
2002.........            176               1,302,000            12.4%                         34,637,000            26.61
2003.........            134               1,508,000            14.4%                         41,043,000            27.22
2004.........            103               2,126,000            20.2%                         59,118,000            27.81
2005.........             32                 136,000             1.3%                          3,765,000            27.68
2006.........             18                 261,000             2.5%                          6,660,000            25.50
2007.........             10                  80,000              .8%                          2,207,000            27.64
2008.........             11                 447,000             4.3%                         14,213,440            31.81
2009.........             17                 407,000             3.9%                         10,359,000            25.47

       The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties:

                                                                                               AVERAGE ANNUAL
                   AS OF                      RENTABLE                                         ESCALATED RENT
               DECEMBER 31,                 SQUARE FEET             OCCUPANCY RATE             PER SQUARE FOOT
     ---------------------------------    ----------------         ----------------          ------------------
      1999..........................           10,657,000                 99%                   $  26.46
      1998..........................           10,657,000                 98%                      25.22

       CESCR manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

CESCR Office Properties

       The following table sets forth certain information for the CESCR Office Properties (in which the Company has a 34% interest), as of December 31, 1999.

                                   YEAR
                                ORIGINALLY                                                     NUMBER         ANNUALIZED
                                DEVELOPED         NUMBER OF        APPROXIMATE LEASABLE          OF          BASE RENT PER
LOCATION                       OR ACQUIRED        BUILDINGS        BUILDING SQUARE FEET       TENANTS         SQ. FT. (1)
-----------------------------------------------------------------------------------------------------------------------------
Crystal Mall                       1968                   4                 1,068,000                12        $   24.20


Crystal Plaza                   1964-1969                 7                  1,223,000              121            24.11

Crystal Square                  1974-1980                 4                  1,388,000              181            27.77




Crystal Gateway                 1983-1987                 4                  1,081,000              102            26.77




Crystal Park                    1984-1989                 5                  2,154,000              104            28.29





Arlington Plaza                    1985                   1                    174,000               20            24.08


1919 S Eads Street                 1990                   1                     93,000                6            27.19

Skyline Place                   1973-1984                 6                  1,595,000              188            21.69




One Skyline Tower                  1988                   1                    477,000                5            21.21


Courthouse Plaza                1988-1989                 2                    609,000               59            24.49


1101 17th Street                   1963                   1                    204,000               51            27.65


1730 M Street                      1963                   1                    190,000               39            23.26



1140 Connecticut Ave               1966                   1                    175,000               38            28.08


1150 17th Street                   1970                   1                    226,000               33            27.42

                                                     ------          -----------------        ---------
TOTAL CESCR OFFICE PROPERTIES                            39                 10,657,000              959        $   25.45
                                                     ======          =================        =========

                                                                                                        LEASE
                                 ANNUALIZED                                                          EXPIRATION/
                               ESCALATED RENT        PERCENT               PRINCIPAL TENANTS            OPTION      ENCUMBRANCES
LOCATION                      PER SQ. FT. (2)      LEASED (1)        (50,000 SQUARE FEET OR MORE)     EXPIRATION     (THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
Crystal Mall                      $ 24.94                100%    General Services Administration      2001/2011     $      67,665
                                                                 General Services Administration      2001/2006

Crystal Plaza                       24.91                 99%    General Services Administration      2004/2014            74,572

Crystal Square                      28.95                 98%    Boeing                               2002/2007           247,458
                                                                 General Services Administration      2003/2008
                                                                 Lockheed Martin                      2003/2008
                                                                 Oblon Spivak                         2004/2009

Crystal Gateway                     27.52                 97%    Analytical Services, Inc.            2001/2006            61,539
                                                                 General Services Administration         2004
                                                                 Lockheed Martin                      2002/2005
                                                                 Science Applications Int'l Corp.        2002

Crystal Park                        29.41                100%    CE Smith Headquarters                2004/2009           301,358
                                                                 General Services Administration      2001/2011
                                                                 Techmatics                           2002/2007
                                                                 US Airways Headquarters              2008/2018
                                                                 Vitro Corp                           2002/2007

Arlington Plaza                     28.07                100%    Georgetown University                2002/2007            18,249
                                                                 Science Research Analysis Corp.      2001/2011

1919 S Eads Street                  27.71                100%    Vitro Corp                           2001/2004            13,687

Skyline Place                       22.19                 98%    BDM Federal, Inc.                    2000/2003           123,176
                                                                 Electronic Data Services                2003
                                                                 Science Application Int'l Corp.      2003/2008
                                                                 Science Research Analysis Corp.         2001

One Skyline Tower                   22.51                100%    General Services Administration     2004 & 2009           68,164
                                                                 Science Research Analysis Corp.      2003/2008

Courthouse Plaza                    26.44                100%    Arlington County                     2003/2008            82,762
                                                                 KPMG-Peat Marwick                    2000/2003

1101 17th Street                    30.14                 99%    American Iron & Steel Institute      2001/2006            22,261
                                                                 Cosmetic & Toiletry Assn             2000/2005

1730 M Street                       24.24                 99%    General Services Administration      2002/2005             9,581
                                                                 General Services Administration         2009
                                                                 League of Women Voters               2004/2009

1140 Connecticut Ave                29.07                 98%    Michaels & Wishner PC                2002/2007            18,542
                                                                 The Investigative Group              2000/2005

1150 17th Street                    28.36                 99%    American Enterprise Institute        2002/2012            22,310
                                                                 Arthur Andersen LLP                     2004
                                                                                                                    -------------
TOTAL CESCR OFFICE PROPERTIES     $ 26.46                 99%                                                       $   1,131,324
                                                                                                                    =============

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.

(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

RETAIL

       The Company owns 56 shopping center properties of which 53 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood marketplace because of their location on regional highways.

       The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:

                              Industry                            Percentage
                  -------------------------------          ------------------------
           Discount Department Stores                                 24%
           Supermarkets                                               11%
           Women's Apparel                                             8%
           Home Improvement                                            6%
           Restaurants                                                 4%
           Membership Warehouse Clubs                                  4%
           Drug Stores                                                 4%
           Electronic Stores                                           4%
           Entertainment                                               3%
           Office Supply Stores                                        3%
           Financial/Insurance                                         3%
           Other                                                      26%

       As of March 1, 2000, the occupancy rate of the retail properties was 93%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.

                                RENTABLE                      AVERAGE ANNUAL BASE RENT
       YEAR END               SQUARE FEET    OCCUPANCY RATE        PER SQUARE FOOT
       --------               -----------    --------------   ------------------------
       1999                   10,505,000         92%                $ 11.16
       1998                   10,625,000         92%                  10.53
       1997                   10,550,000         91%                   9.78
       1996                   10,019,000         90%                   9.09
       1995                    9,913,000         91%                   8.68

       The average annual base rent per square foot for the Green Acres Mall was $13.46 and $12.92 in total, and $35.29 and $32.24 for mall tenants only, at December 31, 1999 and 1998, respectively.

       The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 1999. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

       Below is a listing of tenants which accounted for 2% or more of the Retail property rentals in 1999:

        (in thousands, except percentages)                                                     PERCENTAGE OF RETAIL
                                                                          1999 PROPERTY          PROPERTY RENTALS
        TENANT                                    SQUARE FEET LEASED         RENTALS        (EXCLUDING REIMBURSEMENTS)
        ------                                    ------------------      -------------     --------------------------
        Bradlees, Inc. ("Bradlees")                      1,625            $  17,320                    13.6%
        The Home Depot, Inc.                               409                5,014                     3.9%
        Kmart Corporation                                  556                4,760                     3.7%
        The TJX Companies, Inc.                            328                3,287                     2.6%
        Staples, Inc.                                      214                2,962                     2.3%
        Toys R Us/Kids R Us                                330                2,575                     2.0%

       In June 1995, Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bradlees emerged from bankruptcy in January 1999 when its plan of reorganization was confirmed. The Company withdrew its objection to Bradlees' proposed plan of reorganization after obtaining Bradlees' agreement that its lease of the Company's 14th Street and Union Square property would terminate in March 2000. The lease was scheduled to expire in October 2019, and contained an option to renew for an additional ten years. The rent under the lease was increased by $1,100,000 per annum to $3,400,000 per annum from January 1999 to the March 2000 termination date. In connection with the foregoing, the Company paid $11,000,000 to Bradlees. Subsequently, in January 2000, the lease was extended to March 15, 2002 and in connection therewith, the rent under the lease will increase to $4,600,000 in March, 2000 and to $4,900,000 in March 2001. The Company is considering various alternatives for the redevelopment of this site. The Company currently leases 15 other locations to Bradlees. Of these locations, the leases for 14 are fully guaranteed by Stop & Shop Companies, Inc., a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer, and one is guaranteed as to 70% of the rent.

       The following table sets forth as of December 31, 1999 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                      ANNUAL BASE RENT OF
                                                                                                        EXPIRING LEASES
                        NUMBER OF          SQUARE FEET OF      PERCENTAGE OF TOTAL     ------------------------------------------
YEAR                 EXPIRING LEASES       EXPIRING LEASES     LEASED SQUARE FEET             TOTAL              PER SQUARE FOOT
----                 ---------------       ---------------     -------------------     --------------------     -----------------
2000...............           69              654,000                5.8%              $       8,973,000             $13.73
2001...............           78              367,000                3.3%                      5,240,000              14.29
2002...............           79            1,195,000               10.6%                     13,763,000              11.52
2003...............           57              551,000                4.9%                      6,762,000              12.23
2004...............           93              993,000                8.8%                     11,606,000              11.68
2005...............           84              477,000                4.2%                      7,982,000              16.74
2006...............           45              803,000                7.1%                      6,099,000               7.60
2007...............           42              641,000                5.7%                      6,421,000              10.01
2008...............           22              393,000                3.5%                      3,141,000               7.99
2009...............           45              579,000                5.2%                      6,631,000              11.46

       In 1999, 372,113 square feet of retail space was leased at a weighted average base rent per square foot of $13.90. The Company's ownership interest in the leased square footage is 364,187 square feet at a weighted average base rent per square foot of $13.56. At December 31, 1998, the weighted average annual rent per square foot for the Company's interest in such properties was $11.11. Following is the detail by property:

                                                                   1999 Leases
                                                      -------------------------------   Average Annual
                                                                            Average        Rent Per
                                                                           Base Rent    Square Foot at
                                                          Square          Per Square     December 31,
     Location                                              Feet             Foot (1)         1998
     --------                                         ------------       ------------   --------------
     Vineland...................................           115,514          $  4.25         $   4.16
     Valley Stream (Green Acres)................            41,803            32.16            32.24
     Baltimore..................................            32,629             4.00             5.95
     Manalapan..................................            25,597            14.25             9.13
     Jersey City................................            21,568            14.25            12.35
     Bricktown..................................            18,558            15.44            10.57
     East Hanover II............................            16,575            12.65            10.36
     Las Catalinas..............................            15,852            29.34            25.86
     North Plainfield...........................            15,479            14.15             8.57
     Mesquite...................................            13,148            22.70            12.28
     Lewisville.................................            11,342            14.56            14.52
     Montehiedra................................             9,351            42.85            16.02
     East Hanover I.............................             6,097            16.37            10.85
     Dallas.....................................             6,072             8.48            10.13
     Amherst....................................             6,038            13.00             6.99
     Cherry Hill................................             4,920            12.17             9.25
     Morris Plains..............................             4,000            18.00            11.61
     Hackensack.................................             3,870            18.81            15.53
     Bensalem...................................             3,700            15.00             5.84
                                                      ------------
                 Total                                     372,113            13.90            11.43
                                                      ============
     Vornado's ownership interest                          364,187            13.56            11.11
                                                      ============

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

Retail Properties

       The following table sets forth certain information for the Retail Properties as of December 31, 1999 and excludes properties the Company has sold thereafter.

                                                                  APPROXIMATE LEASABLE
                                                                BUILDING SQUARE FOOTAGE
                                                                -----------------------
                                         YEAR                                     OWNED BY
                                      ORIGINALLY                  OWNED/       TENANT ON LAND
                                     DEVELOPED OR   LAND AREA    LEASED BY       LEASED FROM       NUMBER
LOCATION                               ACQUIRED      (ACRES)      COMPANY          COMPANY       OF TENANTS
----------------------               -------------  ---------    ---------     --------------    ----------
NEW JERSEY
     Bordentown                          1958           31.2         179,000                --           4


     Bricktown                           1968           23.9         260,000             3,000          20


     Cherry Hill                         1964           37.6         231,000            64,000          15




     Delran                              1972           17.5         168,000             4,000           5

     Dover                               1964           19.6         173,000                --          14


     East Brunswick                      1957           19.2         216,000            10,000           6




     East Hanover I                      1962           24.6         271,000                --          20




     East Hanover II                     1979            8.1          91,000                --          11


     Hackensack                          1963           21.3         208,000            59,000          24



     Jersey City                         1965           16.7         223,000             3,000          10


     Kearny                              1959           35.3          42,000            62,000           4

     Lawnside                            1969           16.4         145,000                --           3

                                                                                                    LEASE
                                     ANNUALIZED                                                   EXPIRATION/
                                    BASE RENT PER      PERCENT         PRINCIPAL TENANTS            OPTION           ENCUMBRANCES
LOCATION                             SQ. FT. (1)     LEASED (1)   (30,000 SQUARE FEET OR MORE)    EXPIRATION         (THOUSANDS)
----------------------              -------------    ----------  -----------------------------   ------------    -------------------
NEW JERSEY
     Bordentown                       $ 6.66            98%      Bradlees (2)                     2001/2021      $       8,290   (7)
                                                                 Shop-Rite                        2011/2016

     Bricktown                         10.73            98%      Kohl's                           2008/2028             16,753   (7)
                                                                 Shop-Rite                        2002/2017

     Cherry Hill                        9.37            97%      Bradlees (2)                     2006/2026             15,408   (7)
                                                                 Drug Emporium                       2002
                                                                 Shop & Bag                       2007/2017
                                                                 Toys "R" Us                      2012/2042

     Delran                             5.70            94%      Sam's Wholesale                  2011/2021              6,604   (7)

     Dover                              6.32           100%      Ames                             2017/2037              7,551   (7)
                                                                 Shop-Rite                        2012/2022

     East Brunswick                    14.25           100%      Bradlees  (2)                    2003/2023             23,393   (7)
                                                                 Shoppers World                   2007/2012
                                                                 T.J. Maxx                        2004/2009
                                                                 Circuit City                     2018/2038

     East Hanover I                    11.14           100%      Home Depot                       2009/2019             28,046   (7)
                                                                 Marshalls                        2004/2009
                                                                 Pathmark                         2001/2024
                                                                 Today's Man                      2009/2014

     East Hanover II                   10.11            99%                                                                 --


     Hackensack                        15.95           100%      Bradlees  (2)                    2012/2017             25,700   (7)
                                                                 Pathmark                         2014/2034
                                                                 Staples                          2003/2013

     Jersey City                       12.36            95%      Bradlees  (2)                    2002/2022             19,675   (7)
                                                                 Shop-Rite                        2008/2028

     Kearny                            13.49            68%      Pathmark                         2013/2033              3,841   (7)

     Lawnside                          10.50           100%      Home Depot                       2012/2027             10,887   (7)
                                                                 Drug Emporium                       2007

                                                                  APPROXIMATE LEASABLE
                                                                BUILDING SQUARE FOOTAGE
                                                                -----------------------
                                         YEAR                                     OWNED BY
                                      ORIGINALLY                  OWNED/       TENANT ON LAND
                                     DEVELOPED OR   LAND AREA    LEASED BY       LEASED FROM       NUMBER
LOCATION                               ACQUIRED      (ACRES)      COMPANY          COMPANY       OF TENANTS
----------------------               -------------  ---------    ---------     --------------    ----------
     Lodi                                1975            8.7         171,000                --           1


     Manalapan                           1971           26.3         194,000             2,000           7


     Marlton                             1973           27.8         173,000             7,000          10


     Middletown                          1963           22.7         180,000            52,000          20


     Morris Plains                       1985           27.0         172,000             1,000          17


     North Bergen                        1959            4.6           7,000            55,000           3

     North Plainfield (3)                1989           28.7         217,000                --          15


     Totowa                              1957           40.5         178,000           139,000           8




     Turnersville                        1974           23.3          89,000             7,000           3

     Union                               1962           24.1         257,000                --          11



     Vineland                            1966           28.0         143,000                --           4

     Watchung                            1959           53.8          50,000           116,000           6

     Woodbridge                          1959           19.7         233,000             3,000          10


NEW YORK
     14th Street and Union
       Square, Manhattan                 1993            0.8         232,000                --           1

     Albany (Menands)                    1965           18.6         141,000                --           3




                                                                                                     LEASE
                                      ANNUALIZED                                                   EXPIRATION/
                                     BASE RENT PER     PERCENT          PRINCIPAL TENANTS            OPTION          ENCUMBRANCES
LOCATION                              SQ. FT. (1)    LEASED (1)    (30,000 SQUARE FEET OR MORE)    EXPIRATION        (THOUSANDS)
----------------------               -------------   ----------   -----------------------------   ------------   -------------------
     Lodi                                7.27          100%       National Wholesale               2013/2023             9,648   (7)
                                                                     Liquidators

     Manalapan                           9.41          100%       Bradlees  (2)                    2002/2022            12,876   (7)
                                                                  Grand Union                      2012/2022

     Marlton                             9.56          100%       Kohl's  (2)                      2011/2031            12,520   (7)
                                                                  Shop-Rite                        2004/2009

     Middletown                         12.60           96%       Bradlees  (2)                    2002/2022            16,901   (7)
                                                                  Grand Union                      2009/2029

     Morris Plains                      10.75          100%       Kohl's                              2023              12,372   (7)
                                                                  Shop-Rite                           2002

     North Bergen                       27.33          100%       A&P                              2012/2032             4,073   (7)

     North Plainfield (3)                9.17           94%       Kmart                            2006/2016            14,008   (7)
                                                                  Pathmark                         2001/2011

     Totowa                             16.73          100%       Bradlees (2)                     2013/2028            30,351   (7)
                                                                  Home Depot                       2015/2025
                                                                  Marshalls                        2007/2012
                                                                  Circuit City                     2018/2038

     Turnersville                        5.98          100%       Bradlees  (2)                    2011/2031             4,199   (7)

     Union                              18.66          100%       Bradlees  (2)                    2002/2022            34,468   (7)
                                                                  Toys "R" Us                         2015
                                                                  Cost Cutter Drug                    2000

     Vineland                            4.16           98%       PC Roomlink                         2005                  --

     Watchung                           18.31           97%       B.J.'s Wholesale                    2024              13,907   (7)

     Woodbridge                         14.22           91%       Bradlees  (2)                    2002/2022            22,719   (7)
                                                                  Foodtown                         2007/2014
                                                                  Syms                             2000/2005
NEW YORK
     14th Street and Union
       Square, Manhattan                15.53          100%       Bradlees                         2019/2029                --

     Albany (Menands)                    7.08          100%       Fleet Bank                       2004/2014             6,389   (7)
                                                                  Albany Public Mkts. (4)             2000
                                                                  People of the State of NY        2004/2014

                                                                  APPROXIMATE LEASABLE
                                                                BUILDING SQUARE FOOTAGE
                                                                -----------------------
                                         YEAR                                     OWNED BY
                                      ORIGINALLY                  OWNED/       TENANT ON LAND
                                     DEVELOPED OR   LAND AREA    LEASED BY       LEASED FROM       NUMBER
LOCATION                               ACQUIRED      (ACRES)      COMPANY          COMPANY       OF TENANTS
----------------------               -------------  ---------    ---------     --------------    ----------
     Buffalo (Amherst) (3)               1968           22.7         185,000           112,000          10




     Freeport                            1981           12.5         167,000                --           3


     New Hyde Park (3)                   1976           12.5         101,000                --           1

     North Syracuse (3)                  1976           29.4          98,000                --           1

     Rochester                           1971           15.0         148,000                --          --
       (Henrietta) (3)

     Rochester                           1966           18.4         176,000                --          --

     Valley Stream (Green Acres) (3)     1958          100.0       1,525,000            71,000         149








PENNSYLVANIA
     Allentown                           1957           86.8         263,000           354,000          20








     Bensalem                            1972           23.2         119,000             7,000          11

     Bethlehem                           1966           23.0         157,000             3,000          13


     Broomall                            1966           21.0         146,000            22,000           5

     Glenolden                           1975           10.0         101,000                --           3

     Lancaster                           1966           28.0         180,000                --           6

     Levittown                           1964           12.8         104,000                --           1


                                                                                                    LEASE
                                      ANNUALIZED                                                  EXPIRATION/
                                     BASE RENT PER     PERCENT          PRINCIPAL TENANTS           OPTION          ENCUMBRANCES
LOCATION                              SQ. FT. (1)    LEASED (1)    (30,000 SQUARE FEET OR MORE)   EXPIRATION        (THOUSANDS)
----------------------               -------------   ----------   -----------------------------  ------------   -------------------
     Buffalo (Amherst) (3)               9.61           81%       Circuit City                       2017               7,200   (7)
                                                                  Media Play                      2002/2017
                                                                  Toys "R" Us                        2013
                                                                  T.J. Maxx                          2004

     Freeport                           12.27          100%       Home Depot                      2011/2021            15,208   (7)
                                                                  Cablevision                        2004

     New Hyde Park (3)                  15.77          100%       Mayfair Supermarkets            2019/2029             7,676   (7)

     North Syracuse (3)                  2.74          100%       Reisman Properties                 2014                  --

     Rochester                                --         --                                                                --
       (Henrietta) (3)

     Rochester                                --         --                                                                --

     Valley Stream (Green Acres) (3)           (5)      94%       Macy's                          2006/2036           163,785
                                                                  Sterns                          2007/2017
                                                                  JC Penney                       2012/2017
                                                                  Sears                           2002/2005
                                                                  Kmart                           2010/2038
                                                                  Dime Savings Bank                  2020
                                                                  Greenpoint Bank                    2009
                                                                  Waldbaum (4)                    2011/2039

PENNSYLVANIA
     Allentown                          10.55          100%       Hechinger(4)                    2011/2031            23,884   (7)
                                                                  Shop-Rite                       2011/2021
                                                                  Burlington Coat                    2017
                                                                     Factory

                                                                  Wal*Mart                        2024/2094
                                                                  Sam's Wholesale                 2024/2094
                                                                  T.J. Maxx                       2003/2008

     Bensalem                            9.77           98%       Kohl's (2)                      2020/2040             6,600   (7)

     Bethlehem                           5.44           78%       Pathmark                        2008/2033             4,177   (7)
                                                                  Super Petz                      2005/2015

     Broomall                            9.41          100%       Bradlees  (2)                   2006/2026            10,044   (7)

     Glenolden                          10.70          100%       Bradlees  (2)                   2012/2022             7,533   (7)

     Lancaster                           4.54           49%       Weis Markets                    2008/2018                --

     Levittown                           5.98          100%       (2)                             2006/2026                --

                                                                  APPROXIMATE LEASABLE
                                                                BUILDING SQUARE FOOTAGE
                                                                -----------------------
                                         YEAR                                     OWNED BY
                                      ORIGINALLY                  OWNED/       TENANT ON LAND
                                     DEVELOPED OR   LAND AREA    LEASED BY       LEASED FROM       NUMBER
LOCATION                               ACQUIRED      (ACRES)      COMPANY          COMPANY       OF TENANTS
----------------------               -------------  ---------    ---------     --------------    ----------
     10th and Market
       Streets, Philadelphia             1994            1.8         271,000                --           5


     Upper Moreland                      1974           18.6         122,000                --           1

     York                                1970           12.0         113,000                --           3

MARYLAND
     Baltimore (Belair Rd.)              1962           16.0         206,000                --           3



     Baltimore (Towson)                  1968           14.6         146,000             7,000           7



     Baltimore (Dundalk)                 1966           16.1         183,000                --          16


     Glen Burnie                         1958           21.2          65,000            57,000           5

     Hagerstown                          1966           13.9         133,000            15,000           6



CONNECTICUT
     Newington                           1965           19.2         134,000            45,000           4


     Waterbury                           1969           19.2         140,000             3,000           8


MASSACHUSETTS
     Chicopee                            1969           15.4         112,000             3,000           2

     Milford (3)                         1976           14.7          83,000                --           1

     Springfield                         1966           17.4           8,000           117,000           2




                                                                                                    LEASE
                                     ANNUALIZED                                                   EXPIRATION/
                                    BASE RENT PER      PERCENT         PRINCIPAL TENANTS            OPTION          ENCUMBRANCES
LOCATION                             SQ. FT. (1)     LEASED (1)   (30,000 SQUARE FEET OR MORE)    EXPIRATION        (THOUSANDS)
----------------------              -------------    ----------  -----------------------------   ------------   -------------------
     10th and Market
       Streets, Philadelphia            9.39            77%      Kmart                            2010/2035             9,200   (7)
                                                                 Rouse Co.                        2012/2072

     Upper Moreland                     8.50           100%      Sam's Wholesale                  2010/2015             7,141   (7)

     York                               5.53           100%      Builders Square                  2009/2018             4,223   (7)

MARYLAND
     Baltimore (Belair Rd.)             4.88            81%      Disabled American Veterans       2009/2014                --
                                                                 Food Depot                          2003
                                                                 TJ Maxx                          2004/2024

     Baltimore (Towson)                10.47           100%      Staples                             2004              11,704    (7)
                                                                 Cost Saver Supermarket           2000/2020
                                                                 Drug Emporium                    2004/2009

     Baltimore (Dundalk)                7.06            77%      A & P                            2002/2017             6,342    (7)
                                                                 Ollie's                          2003/2008

     Glen Burnie                        7.80           100%      Weis Markets                     2018/2053             6,023    (7)

     Hagerstown                         3.32           100%      Big Lots                         2002/2012             3,375    (7)
                                                                 Pharmhouse                          2008
                                                                 Weis Markets                     2004/2009

CONNECTICUT
     Newington                          6.89           100%      (2)                              2002/2022             6,727    (7)
                                                                 Pathmark (4)                     2007/2027

     Waterbury                          5.30            89%      Toys "R" Us                         2010                  --
                                                                 Shaws Supermarkets               2003/2018

MASSACHUSETTS
     Chicopee                           4.71            84%      Bradlees (2)                     2002/2022                --

     Milford (3)                        5.26           100%      Bradlees (2)                     2004/2009                --

     Springfield                       12.25           100%      Wal*Mart                         2018/2092             3,211    (7)

                                                                  APPROXIMATE LEASABLE
                                                                BUILDING SQUARE FOOTAGE
                                                                -----------------------
                                         YEAR                                     OWNED BY
                                      ORIGINALLY                  OWNED/       TENANT ON LAND
                                     DEVELOPED OR   LAND AREA    LEASED BY       LEASED FROM       NUMBER
LOCATION                               ACQUIRED      (ACRES)      COMPANY          COMPANY       OF TENANTS
----------------------               -------------  ---------    ---------     --------------    ----------
PUERTO RICO
(SAN JUAN)
     Montehiedra                         1997           57.1         525,000                --          96




     Caguas (50% Ownership)              1998           35.0         343,000                --         108

                                                     -------    ------------   ---------------   ---------
TOTAL SHOPPING CENTERS                               1,333.5      10,698,000         1,403,000         745
                                                     =======    ============   ===============   =========

VORNADO'S OWNERSHIP INTEREST                         1,317.9      10,557,000         1,403,000
                                                     =======    ============   ===============

                                                                                                   LEASE
                                  ANNUALIZED                                                     EXPIRATION/
                                 BASE RENT PER      PERCENT           PRINCIPAL TENANTS            OPTION           ENCUMBRANCES
LOCATION                          SQ. FT. (1)     LEASED (1)     (30,000 SQUARE FEET OR MORE)    EXPIRATION         (THOUSANDS)
----------------------           -------------    ----------    -----------------------------   ------------    -----------------
PUERTO RICO
(SAN JUAN)
     Montehiedra                    16.85           100%        Kmart                            2022/2072             61,618
                                                                Builders Square                  2022/2072
                                                                Marshalls                        2010/2025
                                                                Caribbean Theatres               2021/2026

     Caguas (50% Ownership)         25.56            96%        Kmart                               2064               70,212

                                                                                                                -------------
TOTAL SHOPPING CENTERS             $11.16            92%                                                        $     796,462
                                                                                                                =============

VORNADO'S OWNERSHIP INTEREST                         92%                                                        $     761,356
                                                                                                                =============


(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.

(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa, guaranteed as to 70% of rent.

(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.

(4) The tenant has ceased operations at these locations but continues to pay rent.

(5) Annualized rent per square foot is $13.46 in total and $35.29 for the mall tenants only.

(6) Square footage excludes the anchor store which owns its land and building.

(7) These encumbrances are part of a cross collateralized mortgage financing in the amount of $500,000,000 completed on March 1, 2000.

MERCHANDISE MART PROPERTIES

            The Merchandise Mart Properties are a portfolio of seven properties containing an aggregate of approximately 6.8 million square feet. The properties are used for offices (36%), showrooms (61%) and retail stores (3%). The Company acquired these assets in separate transactions in 1998. In April 1998, the Company purchased four buildings containing approximately 5.4 million square feet from the Kennedy Family, including the 3.4 million square foot Merchandise Mart building in Chicago, the adjacent 350 North Orleans Street building, the Washington, D.C. Office Center and the adjacent Washington, D.C. Design Center. In December 1998, the Company purchased the 1.1 million square foot Market Square Complex and in a separate transaction purchased the adjacent 244,000 square foot National Furniture Mart in High Point, North Carolina.

   Office Space

       The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry:

                 INDUSTRY                    PERCENTAGE
                 --------                    ----------
                 Government                      38%
                 Service                         24%
                 Telecommunications              16%
                 Insurance                       12%
                 Pharmaceutical                   5%
                 Other                            5%


       The average lease term ranges from 1 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 1999:

       (in thousands, except percentages)
                                                                                               PERCENTAGE OF
                                                               SQUARE FEET     1999           MERCHANDISE MART
       TENANT                                                    LEASED      REVENUES       PROPERTIES REVENUES
       ------                                                  -----------   --------       -------------------
       General Services Administration                            303      $  8,609                7%
       Bankers Life and Casualty                                  303         5,447                4%
       Ameritech                                                  234         5,230                4%
       Chicago Transit Authority                                  244         4,143                3%
       Bank of America                                            201         2,406                2%

       As of March 1, 2000, the occupancy rate of the Merchandise Mart Properties' office space was 93%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                       AVERAGE ANNUAL ESCALATED
                               RENTABLE                                         RENT
        YEAR END              SQUARE FEET          OCCUPANCY RATE          PER SQUARE FOOT
        --------              -----------          ---------------     -------------------------
          1999                 2,414,000                 93%                $   20.12
          1998                 2,274,000                 95%                    19.68
          1997                 2,160,000                 91%                    19.50
          1996                 2,026,000                 88%                    19.42
          1995                 2,028,000                 85%                    19.34

       The following table sets forth as of December 31, 1999 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                           ANNUAL ESCALATED
                                                                                                         RENT OF EXPIRING LEASES
                          NUMBER OF           SQUARE FEET OF      PERCENTAGE OF TOTAL LEASED    ------------------------------------
YEAR                   EXPIRING LEASES        EXPIRING LEASES            SQUARE FEET                 TOTAL           PER SQUARE FOOT
----                   ---------------        ---------------     --------------------------    ------------------   ---------------
2000................            14                  274,000(1)          12.2%                   $      7,780,000         $28.39
2001................             8                   37,000              1.7%                            868,000          23.15
2002................            15                   79,000              3.5%                          1,785,000          22.61
2003................             6                   82,000              3.7%                          1,347,000          16.37
2004................             2                   30,000              1.3%                            734,000          24.47
2005................             4                  128,000              5.7%                          2,628,000          20.55
2006................             5                   43,000              1.9%                          1,264,000          29.12
2007................            13                  456,000             20.3%                          8,092,000          17.74
2008................             8                  434,000             19.3%                          9,339,000          21.52
2009................             7                  257,000             11.4%                          5,032,000          19.59

(1) 250,000 square feet is leased to the GSA and is expected to be renewed by March 31, 2000 for 10 years at an initial rent per square foot of $34.89.

       In 1999, 121,724 square feet of office space was leased at a weighted average initial rent per square foot of $21.49. At December 31, 1998, the weighted average escalated rent per square foot for such properties was $19.68. Following is the detail by building.

                                                 1999 Leases
                                ----------------------------------------
                                                                                 Average Annual
                                                                               Escalated Rent per
                                                        Average Initial          Square Foot at
                                Square Feet               Rent psf (1)          December 31, 1998
                                -----------            ----------------        --------------------
  350 North Orleans                102,752                 $22.00                  $  17.62
  Merchandise Mart                  15,496                  17.47                     18.09
  Washington Design Center           1,849                  23.25                     35.77
  Washington Office Center           1,627                  25.26                     28.88
                                ----------
       Total                       121,724                  21.49                     19.68
                                ==========

       (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   Showroom Space

       The Merchandise Mart Properties' showroom space aggregates 4,174,000 square feet of which 2,473,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,359,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina and 342,000 square feet is located in the Design Center in Washington, D.C. The showroom space consists of 2,732,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 941,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 501,000 square feet of temporary market suite space (used for trade shows).

       The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, giftware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, the NeoCon Show, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

       The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry:

                      Industry                                  Percentage
               ----------------------                         --------------
             Residential Furnishings                                28%
             Residential Design                                     21%
             Contract Furnishings                                   15%
             Gift                                                   11%
             Apparel                                                 7%
             Casual Furniture                                        4%
             Building Products                                       2%
             Market Suites                                          12%

       As of March 1, 2000 the occupancy rate of the Merchandise Mart Properties' showroom space was 98%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                                  AVERAGE ANNUAL ESCALATED
               YEAR END            RENTABLE SQUARE FEET       OCCUPANCY RATE       RENT PER SQUARE FOOT
             -------------       ------------------------   -----------------   ---------------------------
                 1999                     4,174,000                 98%                $    21.29(1)
                 1998                     4,266,000                 95%                     18.45(1)
                 1997                     2,817,000                 94%                       20.94
                 1996                     2,942,000                 84%                       20.65
                 1995                     2,953,000                 75%                       22.07

          (1) Average annual escalated rent per square foot excluding the Market Square Complex is $25.72 and $22.13, respectively.

       The following table sets forth as of December 31, 1999 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                               ANNUAL ESCALATED
                                                             PERCENTAGE OF TOTAL            RENT OF EXPIRING LEASES
                           NUMBER OF       SQUARE FEET OF         LEASED           -----------------------------------------
   YEAR                 EXPIRING LEASES    EXPIRING LEASES      SQUARE FEET             TOTAL               PER SQUARE FOOT
   ----                 ---------------    ---------------   -------------------   ------------------   --------------------
   2000............              241            548,000             13.4%          $      10,720,000          $ 19.56
   2001............              239            568,000             13.9%                  9,574,000            16.84
   2002............              210            428,000             10.5%                  8,493,000            19.84
   2003............              131            443,000             10.8%                  8,872,000            20.02
   2004............              136            498,000             12.2%                  8,885,000            17.84
   2005............               33            163,000              4.0%                  4,082,000            25.02
   2006............               41            190,000              4.6%                  5,315,000            28.04
   2007............               29            186,000              4.5%                  3,677,000            19.80
   2008............               28            148,000              3.6%                  3,265,000            22.06
   2009............               33            126,000              3.1%                  2,791,000            22.23

   Retail Stores

       The Merchandise Mart Properties' portfolio also contains approximately 184,000 square feet of retail stores which were 62% occupied at March 1, 2000.

   Merchandise Mart in Chicago

       The Merchandise Mart in Chicago is a 25-story industry building. Built in 1930, the Merchandise Mart is one of the largest buildings in the nation, containing over 4,000,000 gross square feet of which approximately 3,440,000 square feet is rentable.

       As of March 1, 2000, the occupancy rate of the Merchandise Mart in Chicago was 95%. The following table sets forth the occupancy rate and the average escalated rent per square foot at the end of each of the past five years.

                                                                                       Average Annual
                                            Rentable                                 Escalated Rent Per
                     Year End             Square Feet        Occupancy Rate             Square Foot
                    -----------         ---------------     ----------------        --------------------
                       1999                3,440,000                 95%                 $ 23.54
                       1998                3,440,000                 96%                   21.18
                       1997                3,411,000                 96%                   19.82
                       1996                3,404,000                 94%                   19.09
                       1995                3,404,000                 82%                   20.44

       The following table sets forth as of December 31, 1999 lease expirations at the Merchandise Mart in Chicago for each of the next 10 years assuming that none of the tenants exercise renewal options.

                                                                                                      ANNUAL ESCALATED
                                                                                                  RENT OF EXPIRING LEASES
                          NUMBER OF          SQUARE FEET OF       PERCENTAGE OF TOTAL    --------------------------------------
YEAR                    EXPIRING LEASES      EXPIRING LEASES         SQUARE FEET               TOTAL           PER SQUARE FOOT
----                    ---------------      ---------------      -------------------    ------------------   -----------------
2000..............               122            261,000                 8.0%             $      6,183,000         $23.71
2001..............               105            173,000                 5.3%                    5,190,000          30.03
2002..............               115            260,000                 7.9%                    6,083,000          23.38
2003..............                78            253,000                 7.7%                    6,064,000          23.96
2004..............               102            289,000                 8.8%                    7,359,000          25.46
2005..............                30            268,000                 8.2%                    6,438,000          24.05
2006..............                44            205,000                 6.2%                    5,650,000          27.59
2007..............                36            490,000                15.0%                    9,557,000          19.49
2008..............                25            501,000                15.3%                   10,973,000          21.89
2009..............                16             72,000                 2.2%                    1,614,000          22.48

       The aggregate undepreciated tax basis of depreciable real property at the Merchandise Mart in Chicago for Federal income tax purposes was approximately $128,000,000 as of December 31, 1999 and depreciation for such property is computed for Federal income tax purposes on the straight-line method over thirty-nine years.

       For the 1999 tax year, the tax rate in Chicago for commercial real estate is $8.872 for $100 assessed value which results in real estate taxes of $9,774,474 for the Merchandise Mart.

MERCHANDISE MART PROPERTIES:

       The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 1999.

                                       YEAR
                                    ORIGINALLY          LAND                              NUMBER        ANNUALIZED
                                     DEVELOPED          AREA   APPROXIMATE LEASABLE         OF         BASE RENT PER
                  LOCATION          OR ACQUIRED       (ACRES)  BUILDING SQUARE FEET      TENANTS        SQ. FT. (1)
-----------------------------------------------------------------------------------------------------------------------
ILLINOIS
     Merchandise Mart, Chicago         1930              6.7         3,440,000                754       $ 21.48









     350 North Orleans, Chicago        1977              4.3         1,117,000                296         19.60







WASHINGTON, D.C.
     Washington Office Center          1990              1.2           398,000                 24         27.66

     Washington Design Center          1919              1.2           388,000                 84         25.52

     Other                                               1.3            93,000                  8          8.54


HIGH POINT, NORTH CAROLINA
     Market Square Complex          1902 - 1989         13.1         1,115,000                228         10.94


     National Furniture Mart           1964              0.7           244,000                 33         12.49

                                                      ------     -------------           --------
TOTAL MERCHANDISE MART PROPERTIES                       28.5         6,795,000              1,427       $ 19.61
                                                      ======     =============           ========

                                                                                                          LEASE
                                     ANNUALIZED                                                      EXPIRATION/
                                   ESCALATED RENT     PERCENT               PRINCIPAL TENANTS           OPTION        ENCUMBRANCES
                  LOCATION        PER SQ. FT. (2)   LEASED (1)        (30,000 SQUARE FEET OR MORE)    EXPIRATION      (THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
     Merchandise Mart, Chicago        $ 23.54           95%       Baker, Knapp & Tubbs                2007/2013      $    250,000
                                                                  Bankers Life & Casualty             2008/2018
                                                                  CCC Information Services            2008/2018
                                                                  Chicago Teachers Union                 2005
                                                                  Chicago Transit Authority           2007/2027
                                                                  Holly Hunt                             2003
                                                                  Monsanto                               2007
                                                                  Office of the Special Deputy           2005
                                                                  Steelcase                              2007

     350 North Orleans, Chicago         21.03           91%       21st Century Telecom                2012/2022            40,000
                                                                  Ameritech                           2011/2021
                                                                  Art Institute of Illinois           2009/2019
                                                                  Bank of America                     2009/2019
                                                                  Chicago Transit Authority           2007/2017
                                                                  Fox Sports                          2007/2017
                                                                  Fiserv Solutions                    2010/2020

WASHINGTON, D.C.
     Washington Office Center           31.83           94%       General Services Administration     2000/2010            49,537

     Washington Design Center           26.19           95%                                                                23,932

     Other                              10.51           87%                                                                    --


HIGH POINT, NORTH CAROLINA
     Market Square Complex              12.18           99%       Century Furniture Company              2004              42,758
                                                                  La-Z-Boy                               2004

     National Furniture Mart            12.51          100%                                                                13,695
                                                                                                                     ------------

TOTAL MERCHANDISE MART PROPERTIES     $ 21.52           95%                                                          $    419,922
                                                                                                                     ============

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 1999, which are included in percent leased.

(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

       The Company has a 60% interest in the Vornado/Crescent Partnerships that own 89 refrigerated warehouses with an aggregate of approximately 428 million cubic feet (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

       On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics") The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent was approximately $134,000,000 for the period from March 12, 1999 through December 31, 1999. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the lease, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share is $3,240,000.

       AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

       AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                         % of Warehouse 1999
                                                               Revenue
                                                         -------------------
                   Con-Agra                                       9%
                   Tyson                                          8%
                   Heinz                                          8%
                   McCain Foods                                   7%
                   Kraft                                          7%
                   Pilsbury                                       6%
                   Sara Lee                                       5%
                   J.R. Simplot                                   3%
                   Daymark Foods (Sam's Club)                     2%
                   Other                                         45%

Facilities

       The following table shows the location, size and type of facility for each of the Temperature Controlled Logistics properties as of December 31, 1999:

                                                                                                                        SQUARE
                                                                                 OWNED/           CUBIC FEET             FEET
                     PROPERTY                        LOCATION                    LEASED          (IN MILLIONS)      (IN THOUSANDS)
       ------------------------------        -----------------------         ----------------   ---------------    ----------------
       FACILITIES OWNED/LEASED BY THE VORNADO/CRESCENT
       PARTNERSHIPS:
       ALABAMA
       -------
       Birmingham                            West 25th Avenue                       Owned               2.0                  85.6
       Montgomery                            Newcomb Avenue                         Owned               1.2                  68.1
       Gadsden                               East Air Depot Road                    Leased              4.0                 119.0
       Albertville                           Railroad Avenue                        Owned               2.2                  64.5
                                                                                                ---------------    ----------------
                                             TOTAL ALABAMA                                              9.4                 337.2
                                                                                                ---------------    ----------------
       ARIZONA
       -------
       Phoenix                               455 South 75th Avenue                  Owned               2.9                 111.5
                                                                                                ---------------    ----------------
       ARKANSAS
       --------
       Fort Smith                            Midland Boulevard                      Owned               1.4                  78.2
       West Memphis                          South Airport Road                     Owned               5.3                 166.4
       Texarkana                             Genoa Road                             Owned               4.7                 137.3
       Russellville                          300 El Mira                            Owned               5.6                 164.7
       Russellville                          203 Industrial Boulevard               Owned               9.5                 279.4
       Springdale                            1200 N. Old Missouri Road              Owned               6.6                 194.1
                                                                                                ---------------    ----------------
                                             TOTAL ARKANSAS                                            33.1               1,020.1
                                                                                                ---------------    ----------------
       CALIFORNIA
       ----------
       Ontario                               Malaga Place                         Owned 24%             8.1                 279.6
                                                                                  Leased 76%
       Burbank                               West Magnolia Boulevard                Owned               0.8                  33.3
       Fullerton                             South Raymond Avenue                   Leased              2.8                 107.7
       Pajaro                                Salinas Road                           Leased              1.4                  53.8
       Los Angeles                           Jesse Street                           Owned               2.7                 141.6
       Turlock                               5th Street                             Owned               2.5                 108.4
       Watsonville                           West Riverside Drive                   Owned               5.4                 186.0
       Turlock                               South Kilroy Road                      Owned               3.0                 138.9
       Ontario                               Santa Ana                              Leased              1.9                  55.9
                                                                                                ---------------    ----------------
                                             TOTAL CALIFORNIA                                          28.6               1,105.2
                                                                                                ---------------    ----------------
       COLORADO
       --------
       Denver                                East 50th Street                     Owned 52%             2.8                 116.3
                                                                                  Leased 48%
       Denver                                North Washington Street                Leased              0.6                  25.0
                                                                                                ---------------    ----------------
                                             TOTAL COLORADO                                             3.4                 141.3
                                                                                                ---------------    ----------------

                                                                                                                        SQUARE
                                                                                 OWNED/           CUBIC FEET             FEET
                     PROPERTY                        LOCATION                    LEASED          (IN MILLIONS)      (IN THOUSANDS)
       ------------------------------        -----------------------         ----------------   ---------------    ----------------
       FLORIDA
       -------
       Tampa                                 South Lois Avenue                      Owned               0.4                  22.2
       Plant City                            South Alexander Street                 Owned               0.8                  30.8
       Bartow                                U.S. Highway 17                        Owned               1.4                  56.8
       Tampa                                 50th Street                          Owned 80%             3.9                 150.0
                                                                                  Leased 20%
       Tampa                                 Port of Tampa                          Owned               1.0                  38.5
                                                                                                ---------------    ----------------
                                             TOTAL FLORIDA                                              7.5                 298.3
                                                                                                ---------------    ----------------
       GEORGIA
       -------
       Atlanta                               Xavier Drive, SW                       Owned              11.1                 476.7
       Atlanta                               Lakewood Avenue, SW                    Owned               2.9                 157.1
       Augusta                               Laney-Walker Road                      Owned               1.1                  48.3
       Atlanta                               Westgate Parkway                       Owned              11.4                 334.7
       Montezuma                             South Airport Drive                    Owned               4.2                 175.8
       Atlanta                               Westgate Parkway                       Owned               6.9                 201.6
       Thomasville                           121 Roseway Drive                      Owned               6.9                 202.9
                                                                                                ---------------    ----------------
                                             TOTAL GEORGIA                                             44.5               1,597.1
                                                                                                ---------------    ----------------
       IDAHO
       ------
       Burley                                U.S. Highway 30                        Owned              10.7                 407.2
       Nampa                                 4th Street North                       Owned               8.0                 364.0
                                                                                                ---------------    ----------------
                                             TOTAL IDAHO                                               18.7                 771.2
                                                                                                ---------------    ----------------
       ILLINOIS
       --------
       Rochelle                              AmeriCold Drive                        Owned               6.0                 179.7
       East Dubuque                          18531 U.S. Route 20 West               Owned               5.6                 215.4
                                                                                                ---------------    ----------------
                                             TOTAL ILLINOIS                                            11.6                 395.1
                                                                                                ---------------    ----------------
       INDIANA
       -------
       Indianapolis                          Arlington Avenue                       Owned               9.1                 311.7
                                                                                                ---------------    ----------------
       IOWA
       ----
       Fort Dodge                            Maple Drive                            Owned               3.7                 155.8
       Bettendorf                            State Street                           Owned               8.8                 336.0
                                                                                                ---------------    ----------------
                                             TOTAL IOWA                                                12.5                 491.8
                                                                                                ---------------    ----------------
       KANSAS
       ------
       Wichita                               North Mead                             Owned               2.8                 126.3
       Garden City                           2007 West Mary Street                  Owned               2.2                  84.6
                                                                                                ---------------    ----------------
                                             TOTAL KANSAS                                               5.0                 210.9
                                                                                                ---------------    ----------------
       KENTUCKY
       --------
       Sebree                                1541 U.S. Highway 41 North             Owned               2.7                  79.4
                                                                                                ---------------    ----------------
       MAINE
       -----
       Portland                              Read Street                            Owned               1.8                 151.6
                                                                                                ---------------    ----------------
       MASSACHUSETTS
       -------------
       Gloucester                            East Main Street                       Owned               1.9                  95.5
       Gloucester                            Railroad Avenue                        Owned               0.3                  13.6
       Gloucester                            Rogers Street                          Owned               2.8                  95.2
       Gloucester                            Rowe Square                            Owned               2.4                 126.4

                                                                                                                        SQUARE
                                                                                 OWNED/           CUBIC FEET             FEET
                     PROPERTY                        LOCATION                    LEASED          (IN MILLIONS)      (IN THOUSANDS)
       ------------------------------        -----------------------         ----------------   ---------------    ----------------
       Boston                                Wildett Circle                         Owned               3.1                 218.0
       Watertown                             Pleasant Street                        Owned               4.7                 180.8
                                                                                                ---------------    ----------------
                                             TOTAL MASSACHUSETTS                                        15.2                729.5
                                                                                                ---------------    ----------------
       MISSOURI
       --------
       Marshall                              West Highway 20                        Owned               4.8                 160.8
       Carthage                              No. 1 Civil War Road                   Owned              33.1               2,068.8
                                                                                                ---------------    ----------------
                                             TOTAL MISSOURI                                            37.9               2,229.6
                                                                                                ---------------    ----------------
       MISSISSIPPI
       -----------
       West Point                            751 West Churchill Road                Owned               4.7                 180.8
                                                                                                ---------------    -------------

       NEBRASKA
       --------
       Fremont                               950 South Schneider Street             Owned               2.2                  84.6
       Grand Island                          East Roberts Street                    Owned               2.2                 105.0
                                                                                                ---------------    ----------------
                                             TOTAL NEBRASKA                                             4.4                 189.6
                                                                                                ---------------    ----------------
       NEW YORK
       --------
       Syracuse                              Farrell Road                           Owned              11.8                 447.2
                                                                                                ---------------    ----------------
       NORTH CAROLINA
       --------------
       Charlotte                             West 9th Street                        Owned               1.0                  58.9
       Charlotte                             Exchange Street                        Owned               4.1                 164.8
       Tarboro                               Sara Lee Road                          Owned               3.4                 104.0
                                                                                                ---------------    ----------------
                                             TOTAL NORTH CAROLINA                                       8.5                 327.7
                                                                                                ---------------    ----------------
       OKLAHOMA
       --------
       Oklahoma City                         South Hudson                           Owned               0.7                  64.1
       Oklahoma City                         Exchange Street                        Owned               1.4                  74.1
                                                                                                ---------------    ----------------
                                             TOTAL OKLAHOMA                                             2.1                 138.2
                                                                                                ---------------    ----------------
       OREGON
       ------
       Hermiston                             Westland Avenue                        Owned               4.0                 283.2
       Milwaukie                             S.E. McLoughlin Blvd.                  Owned               4.7                 196.6
       Salem                                 Portland Road N.E.                     Owned              12.5                 498.4
       Woodburn                              Silverton Road                         Owned               6.3                 277.4
       Brooks                                Brooklake Road                         Owned               4.8                 184.6
       Ontario                               N.E. First Street                      Owned               8.1                 238.2
                                                                                                ---------------    ----------------
                                             TOTAL OREGON                                              40.4               1,678.4
                                                                                                ---------------    ----------------
       PENNSYLVANIA
       ------------
       Leesport                              RD2, Orchard Lane                      Owned               5.8                 168.9
       Fogelsville                           Mill Road                              Owned              21.6                 683.9
                                                                                                ---------------    ----------------
                                             TOTAL PENNSYLVANIA                                        27.4                 852.8
                                                                                                ---------------    ----------------
       SOUTH CAROLINA
       --------------
       Columbia                              Shop Road                              Owned               1.6                  83.7
                                                                                                ---------------    ----------------
       SOUTH DAKOTA
       ------------
       Sioux Falls                           2300 East Rice Street                  Owned               2.9                 111.5
                                                                                                ---------------    ----------------

                                                                                                                        SQUARE
                                                                                 OWNED/           CUBIC FEET             FEET
                     PROPERTY                        LOCATION                    LEASED          (IN MILLIONS)      (IN THOUSANDS)
       ------------------------------        -----------------------         ----------------   ---------------    ----------------
       TENNESSEE
       ---------
       Memphis                               East Parkway South                     Owned               5.6                 246.2
       Memphis                               Spottswood Avenue                      Owned               0.5                  36.8
       Murfreesboro                          Stephenson Drive                       Owned               4.5                 106.4
                                                                                                ---------------    ----------------
                                             TOTAL TENNESSEE                                           10.6                 389.4
                                                                                                ---------------    ----------------
       TEXAS
       ------
       Amarillo                              10300 South East Third Street          Owned               3.2                 123.1
       Ft. Worth                             200 Railhead Drive                     Owned               3.4                 102.0
                                                                                                ---------------    ----------------
                                             TOTAL TEXAS                                                6.6                 225.1
                                                                                                ---------------    ----------------
       UTAH
       ----
       Clearfield                            South Street                           Owned               8.6                 358.4
                                                                                                ---------------    ----------------
       VIRGINIA
       --------
       Norfolk                               East Princess Anne Road                Owned               1.9                  83.0
       Strasburg*                            545 Radio Station Rd                   Owned               6.8                 200.0
                                                                                                ---------------    ----------------
                                             TOTAL VIRGINIA                                             8.7                 283.0
                                                                                                ---------------    ----------------
       WASHINGTON
       ----------
       Burlington                            South Walnut                           Owned               4.7                 194.0
       Moses Lake                            Wheeler Road                           Owned               7.3                 302.4
       Walla Walla                           14th Avenue South                      Owned               3.1                 140.0
       Connell                               West Juniper Street                    Owned               5.7                 235.2
       Wallula                               Dodd Road                              Owned               1.2                  40.0
       Pasco                                 Industrial Way                         Owned               6.7                 209.0
                                                                                                ---------------    ----------------
                                             TOTAL WASHINGTON                                          28.7               1,120.6
                                                                                                ---------------    ----------------
       WISCONSIN
       ---------
       Tomah                                 Route 2                                Owned               4.6                 161.0
       Babcock*                                                                     Owned               3.4                 111.1
       Plover                                110th Street                           Owned               9.4                 358.4
                                                                                                ---------------    ----------------
                                             TOTAL WISCONSIN                                           17.4                 630.5
                                                                                                ---------------    ----------------
                                             TOTAL - OWNED/LEASED                                     428.3              16,998.4
                                                                                                ===============    ================

                                                                                                                        SQUARE
                                                                                 OWNED/           CUBIC FEET             FEET
                     PROPERTY                        LOCATION                    LEASED          (IN MILLIONS)      (IN THOUSANDS)
       ------------------------------        -----------------------         ----------------   ---------------    ----------------
       FACILITIES MANAGED BY
       AMERICOLD LOGISTICS:

       ALABAMA
       -------
       Batesville *                          Highway 35 North                   Managed              2.8                 102.7
       Birmingham                            4th Street, West                   Managed              0.1                   0.1
                                                                                                ---------------    ----------------
                                             TOTAL ALABAMA                                           2.9                 102.8
                                                                                                ---------------    ----------------
       CALIFORNIA
       ----------
       Ontario                               Wanamaker Avenue                   Managed              3.2                 122.0
       Ontario                               Airport Drive                      Managed             13.5                 450.0
       Ontario                               Vintage Avenue                     Managed              3.6                 130.0
       Wilmington                            Coil Avenue                        Managed              4.5                 173.1
                                                                                                ---------------    ----------------
                                             TOTAL CALIFORNIA                                       24.8                 875.1
                                                                                                ---------------    ----------------
       MINNESOTA
       ---------
       Park Rapids                           U.S. Highway 71 South              Managed              5.9                 173.5
                                                                                                ---------------    ----------------
       NEW JERSEY
       ----------
       Vineland                              N. Mill Road                       Managed              2.7                 103.8
                                                                                                ---------------    ----------------
       PENNSYLVANIA
       ------------
       Bethlehem                             2600 Brodhead Road                 Managed             16.1                 473.5
       Bethlehem                             4000 Miller Circle North           Managed              7.3                 214.7
                                                                                                ---------------    ----------------
                                             TOTAL PENNSYLVANIA                                     23.4                 688.2
                                                                                                ---------------    ----------------
       SOUTH DAKOTA
       ------------
       Sioux Falls                           802 East Rice Street               Managed              3.4                 130.8
                                                                                                ---------------    ----------------
       TENNESSEE
       ---------
       Newbern                               Biffle Road                        Managed              2.4                  92.3
                                                                                                ---------------    ----------------
       TEXAS
       -----
       Ft. Worth                             1006 Railhead Drive                Managed             13.0                 382.4
       Ft. Worth                             1005 Railhead Drive                Managed              7.6                 223.5
                                                                                                ---------------    ----------------
                                             TOTAL TEXAS                                            20.6                 605.9
                                                                                                ---------------    ----------------
       CANADA
       -------
       ALBERTA
       -------
       Taber                                                                    Managed              4.8                 141.0
                                                                                                ---------------    ----------------
                                             TOTAL-MANAGED                                          90.9               2,913.4
                                                                                                ===============    ================
                                                     GRAND TOTAL-OWNED/LEASED AND MANAGED          519.2              19,911.8
                                                                                                ===============    ================

* New facility in 1999

The above table is summarized as follows:

                                                                      CUBIC               SQUARE
                                                NUMBER OF             FEET                 FEET
                         TYPE                  FACILITIES         (IN MILLIONS)       (IN THOUSANDS)
     ----------------------------------      --------------       -------------      ----------------
     Owned/leased by Vornado/Crescent
     partnerships:
                          Owned                       84                   409.3           16,338.7
                          Leased                       5                    19.0              659.7
                                             --------------       -------------      ----------------
                                                      89                   428.3           16,998.4
     Managed by AmeriCold Logistics                   15                    90.9            2,913.4
                                             --------------       -------------      ----------------
                          Total                      104                   519.2           19,911.8
                                             ==============       =============      ================

ALEXANDER'S PROPERTIES

       The following table shows as of December 31, 1999 the location, approximate size and leasing status of each of the properties owned by Alexander's, in which the Company has a 32.0% interest.

                                    APPROXIMATE     APPROXIMATE
                                     AREA IN       LEASABLE SQUARE      AVERAGE                                            LEASE
                                     SQUARE          FOOTAGE/          ANNUALIZED                    SIGNIFICANT        EXPIRATION/
                                     FEET/OR         NUMBER            BASE RENT     PERCENT       TENANTS (30,000         OPTION
LOCATION                             ACREAGE        OF FLOORS         PER SQ. FOOT   LEASED     SQUARE FEET OR MORE)    EXPIRATION
--------                            -----------   ----------------    ------------   -------    --------------------    -----------
OPERATING PROPERTIES
  NEW YORK:

Kings Plaza Regional Shopping
   Center--Brooklyn............  24.3 acres          766,000/4(1)(2)    $   29.40       91%       Sears                2023/2033
                                                                                                  Bed Bath &
Rego Park--Queens..............  4.8 acres           351,000/3(1)           28.76      100%         Beyond               2013
                                                                                                  Circuit City            2021
                                                                                                  Marshalls            2008/2021
                                                                                                  Sears                   2021
Fordham Road--Bronx............  92,211 SF           303,000/5                 --        --                 --             --
Flushing--Queens (3)...........  44,975 SF           177,000/4(1)              --        --                 --             --
                                                                                                  An affiliate
Third Avenue--Bronx............  60,451 SF           173,000/4               5.00      100%       of Conway               2023
                                                 -----------

                                                   1,770,000
                                                 ===========
DEVELOPMENT PROPERTIES
  NEW YORK:

Lexington Avenue--Manhattan....  84,420 SF                --

Rego Park II--Queens...........  6.6 acres                --

  NEW JERSEY:

Paramus--New Jersey............  30.3 acres               --

--------------------------------
(1)    Excludes parking garages.

(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc. ("Federated").

(3)    Leased by the Company through January 2027.

Kings Plaza Regional Shopping Center:

       In June 1998, Alexander's increased its interest in the Mall to 100% by acquiring Federated Department Stores's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus Alexander's agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. Alexander's is currently renovating the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000 of which $9,045,000 has been expended as of January 31, 2000. The renovation is expected to be completed in 2000.

Paramus:

       Alexander's intends to develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such redevelopment is approximately $100,000,000. Alexander's has received municipal approvals on tentative plans to develop the site. No redevelopment plans have been finalized.

Lexington Avenue:

       Alexander's is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, Alexander's paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to the Company (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is subject to 100% excise tax on income derived from the sales of "dealer property" (i.e. condominiums), the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which Alexander's owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

       While Alexander's anticipates that financing will be available after tenants have been obtained for these projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable. In addition, it is uncertain as to when these projects will commence.

HOTEL PENNSYLVANIA

       On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania to 100% by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The Company intends to refurbish the Hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company has escrowed $15,000,000 in cash and provided $29,000,000 through letters of credit. The Hotel Pennsylvania contains approximately 800,000 square feet of hotel space with 1,700 rooms and approximately 400,000 square feet of retail and office space. The Company manages the property's retail and office space, and a preferred stock affiliate of the Company co-manages the hotel.

       The following table presents rental information for the hotel:

                                      YEAR ENDED DECEMBER 31,
                                  --------------------------------
                                    1999        1998        1997
                                  --------     --------   --------
Average occupancy rate ......         80%         79%         78%
Average daily rate ..........       $105        $ 99        $ 93



       As of December 31, 1999, the property's retail and office space was 85% and 55% occupied. Twenty-five tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 1999 were $44 and $16.

NEWKIRK JOINT VENTURES

       The Newkirk Joint Ventures ("Newkirk") own various equity and debt interests relating to 120 limited partnerships which own real estate primarily net leased to credit rated tenants. The Company owns a 30% interest in Newkirk with the balance owned by affiliates of Apollo Real Estate Investment Fund III, L.P.

       The following table sets forth the real estate owned by the limited partnerships and the Company's interest therein:



                                                             Square Feet (in 000's)
                                                       ---------------------------------
                                                                    Newkirk     Vornado's
                                        Number of                 Ownership    Ownership
                                        Properties     Total       Interest     Interest
                                        ----------     -----      -----------  ---------
               Office                        30        8,871        4,302        1,291
               Retail                       166        6,995        3,315          995
               Other                         14        5,146        2,518          755
                                         ------       ------       ------       ------
                                            210       21,012       10,135        3,041
                                         ======       ======       ======       ======

       These properties are located throughout the United States.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

       The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At December 31, 1999, the occupancy rate of the properties was 92%. The average term of a tenant's lease is three to five years. Average annual rent per square foot at December 31, 1999 was $3.37.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                                      PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                                    AGE         DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                                   ----       -----------------------------------------------------------------
Steven Roth.........................    58        Chairman of the Board, Chief Executive Officer and Chairman
                                                  of the Executive Committee of the Board; the Managing
                                                  General Partner of Interstate Properties, an owner of
                                                  shopping centers and an investor in securities and
                                                  partnerships; Chief Executive Officer of Alexander's, Inc.
                                                  since March 2, 1995 and a Director since 1989; Chairman
                                                  and CEO of Vornado Operating since 1998.

Michael D. Fascitelli...............    43        President and a Trustee since December 2, 1996; Director of
                                                  Alexander's, Inc. since December 2, 1996; Director of
                                                  Vornado Operating since 1998; Partner at Goldman, Sachs &
                                                  Co. in charge of its real estate practice from December
                                                  1992 to December 1996; and Vice President at Goldman, Sachs &
                                                  Co., prior to December 1992.

Melvyn H. Blum......................    53        Executive Vice President--Development since January 2000;
                                                  Senior Managing Director at Tishman Speyer Properties in
                                                  charge of its development activities in the United States
                                                  from July 1998 to January 2000; and Managing Director of
                                                  Development and Acquisitions prior to July 1998.


Joseph Macnow.......................    54        Executive Vice President--Finance and Administration since
                                                  January 1998; Executive Vice President - Finance and
                                                  Administration of Vornado Operating since 1998; Vice
                                                  President-Chief Financial Officer from 1985 to January
                                                  1998; Vice President--Chief Financial Officer of Alexander's,
                                                  Inc. since August 1995.

Irwin Goldberg......................    55        Vice President--Chief Financial Officer since January 1998;
                                                  Vice President--Chief Financial Officer of Vornado
                                                  Operating since 1998; Secretary and Treasurer of
                                                  Alexander's Inc. since June 1999; Partner at Deloitte &
                                                  Touche LLP from September 1978 to January 1998.

David R. Greenbaum..................    48        Chief Executive Officer of the New York Office Division
                                                  since April 15, 1997 (date of the Company's acquisition);
                                                  President of Mendik Realty (the predecessor to the Mendik Division)
                                                  from 1990 until April 15, 1997.

Joseph Hakim........................    51        Chief Executive Officer of the Merchandise Mart Division
                                                  since April 1, 1998 (date of the Company's acquisition);
                                                  President and Chief Executive Officer of Merchandise Mart
                                                  Properties, Inc., the main operating subsidiary of Joseph
                                                  P. Kennedy Enterprises, Inc. (the predecessor to the Merchandise
                                                  Mart Division) from 1992 to April 1, 1998.

Daniel F. McNamara(1)...............    53        Chief Executive Officer of the Temperature Controlled
                                                  Logistics (AmeriCold Logistics) since October 1997 (the
                                                  date of the Company's acquisition); Chief Executive Officer of URS Logistics, Inc. (one of the predecessors to
                                                  Temperature Controlled Logistics) from March 1996 to
                                                  October 1997; and Executive Vice President and Chief
                                                  Operating Officer of Value Rent-A-Car, a wholly owned
                                                  subsidiary of Mitsubishi Motors, prior to March 1996.

Richard T. Rowan....................    53        Vice President-Retail Real Estate Division since January 1982.

------------------------------------
(1) As of March 17, 1999, Mr. McNamara is an employee of the partnership which purchased the non-real estate assets of AmeriCold Logistics.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no established public trading market for the units for the Operating Partnership. At December 31, 1999, there were 1,019 unitholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA





                                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------------------
                                                                  1999         1998          1997           1996         1995
                                                               ---------     ---------     ---------     ---------     ---------
(in thousands, except unit and per unit amounts)

OPERATING DATA
Revenues:
      Property rentals .................................       $ 590,814     $ 425,496     $ 168,321     $  87,424     $  80,429
      Expense reimbursements ...........................          90,246        74,737        36,652        26,644        24,091
      Other income .....................................          15,898         9,627         4,158         2,819         4,198
                                                               ---------     ---------     ---------     ---------     ---------

Total Revenues .........................................         696,958       509,860       209,131       116,887       108,718
                                                               ---------     ---------     ---------     ---------     ---------
Expenses:
      Operating ........................................         282,118       207,171        74,745        36,412        32,282
      Depreciation and amortization ....................          83,585        59,227        22,983        11,589        10,790
      General and administrative .......................          40,151        28,610        13,580         5,167         6,687
      Amortization of officer's deferred
         compensation expense ..........................              --            --        22,917         2,083            --
                                                               ---------     ---------     ---------     ---------     ---------

Total Expenses .........................................         405,854       295,008       134,225        55,251        49,759
                                                               ---------     ---------     ---------     ---------     ---------
Operating Income .......................................         291,104       214,852        74,906        61,636        58,959
Income applicable to Alexander's .......................           7,427         3,123         7,873         7,956         3,954
Income from partially-owned entities ...................          82,310        32,025         4,658         1,855           788
Interest and other investment income ...................          18,359        24,074        23,767         6,643         5,733
Interest and debt expense ..............................        (141,683)     (114,686)      (42,888)      (16,726)      (16,426)
Net gain from insurance settlement
   and condemnation proceedings ........................              --         9,649            --            --            --
Minority interest ......................................          (1,840)         (651)           --            --            --
                                                               ---------     ---------     ---------     ---------     ---------

Net Income .............................................         255,677       168,386        68,316        61,364        53,008
Preferred unit distributions ...........................         (33,438)      (21,690)      (15,549)           --            --
Preferential allocations ...............................         (44,812)      (13,543)       (7,293)           --            --
                                                               ---------     ---------     ---------     ---------     ---------

Net income applicable to Class A units .................       $ 177,427     $ 133,153     $  45,474     $  61,364     $  53,008
                                                               =========     =========     =========     =========     =========

   Net income per Class A Unit--basic(1) ...............       $    1.97     $    1.62     $     .83     $    1.26     $    1.13
   Net income per Class A Unit--diluted(1) .............       $    1.94     $    1.59     $     .79     $    1.25     $    1.12
   Cash dividends declared for Class A Units ...........       $    1.80     $    1.64     $    1.36     $    1.22     $    1.12

BALANCE SHEET DATA

   Total assets ........................................     $ 5,479,218   $ 4,425,779   $ 2,524,089    $  565,204    $  491,496
   Real estate, at cost ................................       3,921,507     3,315,891     1,564,093       397,298       382,476
   Accumulated depreciation                                      308,542       226,816       173,434       151,049       139,495
   Debt ................................................       2,048,804     2,051,000       956,654       232,387       233,353
   Partners' capital ...................................       3,262,630     2,203,054     1,492,329       276,257       194,274

--------------------------
(1) The earnings per unit amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). For further discussion of earnings per unit and the impact of SFAS 128, see the notes to the consolidated financial statements. All unit and per unit information has also been adjusted for a 2-for-1 unit split in October 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (All of the amounts presented are in thousands, except unit amounts)

       OVERVIEW

       Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 1999, 1998 and 1997:


                                                                                December 31, 1999
                                               -----------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                      Merchandise      Controlled
                                                 Total       Office       Retail         Mart           Logistics         Other(2)
                                                 -------     -------       ------      ---------        ---------          -----
     Total revenues..........................   $696,958    $379,795     $170,538      $ 135,921        $      --        $10,704
     Total expenses..........................    405,854     227,680       74,062         74,624               --         29,488
                                                 -------     -------       ------      ---------        ---------          -----
     Operating income........................    291,104     152,115       96,476         61,297               --        (18,784)
     Income applicable to Alexander's .......      7,427          --           --             --               --          7,427
     Income from partially-owned entities....     82,310      19,055          938             --           36,722         25,595
     Interest and other investment income....     18,359       1,786           --            737               --         15,836
     Interest and debt expense...............   (141,683)    (49,624)     (27,635)       (29,509)              --        (34,915)
     Minority interest.......................     (1,840)     (1,840)          --             --               --             --
                                                 -------     -------       ------      ---------        ---------          -----
     Net income..............................    255,677     121,492       69,779         32,525           36,722         (4,841)
     Minority interest.......................      1,840       1,840           --             --               --             --
     Interest and debt expense (4)...........    226,253      82,460       30,249         29,509           27,520         56,515
     Depreciation and amortization (4).......    143,499      64,702       16,900         17,702           31,044         13,151
     Straight-lining of rents (4)............    (25,359)    (16,386)      (2,120)        (4,740)          (1,698)          (415)
     Other...................................      7,451         365           --             --            2,054 (3)      5,032
                                                --------    --------      -------      ---------        ---------          -----
     EBITDA(1)...............................   $609,361    $254,473      114,808       $ 74,996        $  95,642        $69,442
                                                ========    ========      =======      =========        =========        =======

                                                                                December 31, 1998
                                               -----------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                      Merchandise      Controlled
                                                 Total       Office       Retail         Mart           Logistics         Other(2)
                                                 -------     -------       ------      ---------        ---------          -----

     Total revenues..........................   $509,860    $247,499     $167,155       $ 86,521          $     --        $,8685
     Total expenses..........................    295,008     151,573       70,334         50,761                --         22,34
                                                 -------     -------       ------       --------          --------         -----
     Operating income........................    214,852      95,926       96,821         35,760                --       (13,655)
     Income applicable to Alexander's .......      3,123          --           --             --                --         3,123
     Income from partially-owned entities....     32,025      10,854          258         (1,969)           15,191         7,691
     Interest and other investment income....     24,074       4,467        2,159            639                --        16,809
     Interest and debt expense...............   (114,686)    (25,175)     (32,249)       (18,711)               --       (38,551)
     Net gain from insurance settlement
          and condemnation proceeding........      9,649          --           --             --                --         9,649
     Minority interest.......................       (651)       (651)          --             --                --            --
                                                    ----        ----      -------       --------          --------       -------
     Net income..............................    168,386      85,421       66,989         15,191            15,719       (14,934)
     Minority interest.......................        651         651           --             --                --            --
     Interest and debt expense (4)...........    164,478      40,245       32,709         18,711            26,541        46,272
     Depreciation and amortization (4).......    104,299      39,246       15,520          9,899            33,117         6,517
     Net gain from insurance Settlement
          and condemnation proceeding........     (9,649)         --           --             --                --        (9,649)

     Straight-lining of rents (4)............    (16,132)     (6,845)      (3,203)        (4,882)               --        (1,202)
     Other...................................     15,055         (79)          --             --             8,872(3)      6,262(5)
                                                --------    --------     --------       --------          --------       -------
     EBITDA(1)...............................   $427,088    $158,639     $112,015       $ 39,447          $ 83,721       $33,266
                                                ========    ========     ========       ========          ========       =======


     Footnotes 1-5 are explained on the following page.


                                                                                December 31, 1997
                                               -----------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                      Merchandise      Controlled
                                                  Total      Office       Retail         Mart           Logistics         Other(2)
                                                 -------     -------       ------      ---------        ---------          -----

     Total revenues..........................   $209,131     $80,846     $120,299      $     --         $     --         $  7,986
     Total expenses..........................    134,225      50,186       46,204            --               --           37,835
                                                --------     -------     --------      --------         --------         --------
     Operating income........................     74,906      30,660       74,095            --               --          (29,849)
     Income applicable to Alexander's .......      7,873          --           --            --               --            7,873
     Income from partially-owned entities....      4,658       1,015           --            --         $  1,720            1,923
     Interest and other investment income....     23,767       6,834        2,296            --               --           14,637
     Interest and debt expense...............    (42,888)     (9,009)     (19,893)           --               --          (13,986)
                                                --------     -------     --------      --------         --------         --------
     Net income..............................     68,316      29,500       56,498            --            1,720          (19,402)
     Interest and debt expense (4)...........     54,395      13,707       19,893            --            5,839           14,956
     Depreciation and amortization (4).......     31,972      12,813       11,706            --            4,182            3,271
     Straight-lining of rents (4)............     (3,932)       (645)      (2,558)           --               --             (729)
     Other...................................       (325)      1,303          970            --               17           (2,615)
                                                --------     -------     --------      --------         --------         --------
     EBITDA(1)...............................   $150,426     $56,678     $ 86,509      $     --         $ 11,758         $ (4,519)
                                                ========     =======     ========      ========         ========         ========

       (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

       (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

       (3) Includes (i) the reversal of income taxes (benefit for the year ended December 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REIT's and (ii) the add back of non-recurring unification costs.

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

RESULTS OF OPERATIONS

   Years Ended December 31, 1999 and December 31, 1998

            Below are the details of the changes by segment in EBITDA.

                                                                                                          Temperature
                                                                                        Merchandise       Controlled
                                       Total           Office           Retail              Mart           Logistics       Other
                                     ---------        ---------       ----------        -----------       ----------     ----------
Year ended December 31, 1998         $ 427,088        $ 158,639        $ 112,015         $  39,447        $  83,721      $  33,266
1999 Operations:
      Same store operations(1)          27,410           18,074            3,797             6,556              N/A         (1,017)
      Acquisitions and other           154,863           77,760           (1,004)           28,993           11,921         37,193
                                     ---------        ---------        ---------         ---------        ---------      ---------
Year ended December 31, 1999         $ 609,361        $ 254,473        $ 114,808         $  74,996        $  95,642      $  69,442
                                     =========        =========        =========         =========        =========      =========
      % increase in same
         store operations                  8.0%            11.4%             3.4%             16.6%          N/A(2)           (3.1)%

(1)    Represents operations which were owned for the same period in each year.

(2) Not comparable because prior to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies.

Revenues

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $696,958 in the year ended December 31, 1999 compared to $509,860 in the prior year, an increase of $187,098. These increases by segment resulted from:

                                                                                                     Merchandise
                                           Date of Acquisition    Total        Office      Retail        Mart           Other
                                           -------------------  -------      ---------    --------   ------------    ----------
Property Rentals:
Acquisitions:
     595 Madison Avenue .................    September 1999    $  4,202       $  4,202     $     --     $     --      $     --
     Hotel Pennsylvania (20%) ...........    August 1999          2,670             --           --           --         2,670
     909 Third Avenue ...................    July 1999           11,626         11,626           --           --            --
     888 Seventh Avenue .................    January 1999        22,683         22,683           --           --            --
     Market Square Complex ..............    December 1998       13,303             --           --       13,303            --
     Mendik RELP Properties .............    December 1998       26,410         26,410           --           --            --
     20 Broad Street ....................    August 1998          8,112          8,112           --           --            --
     689 Fifth Avenue ...................    August 1998          2,152          2,152           --           --            --
     770 Broadway .......................    July 1998            5,747          5,747           --           --            --
     40 Fulton Street ...................    June 1998            2,605          2,605           --           --            --
     Merchandise Mart
        Properties ......................    April 1998          27,227             --           --       27,227            --
     150 East 58th Street ...............    March 1998           2,403          2,403           --           --            --
     One Penn Plaza .....................    February 1998        5,478          5,478           --           --            --
     Westport ...........................    January 1998           274            274           --           --            --
                                                               --------       --------     --------     --------      --------
                                                                134,892         91,692           --       40,530         2,670

Leasing activity ........................                        30,426         25,090        2,935        2,806          (405)
                                                               --------       --------     --------     --------      --------
Total increase in property rentals ......                       165,318        116,782        2,935       43,336         2,265
                                                               --------       --------     --------     --------      --------

Tenant expense reimbursements:
Increase in tenant expense
     reimbursements due to acquisitions..                        12,754          8,462           --        3,922           370
Other ...................................                         2,755            887          448        1,668          (248)
                                                               --------       --------     --------     --------      --------
Total increase in tenant
     expense reimbursements .............                        15,509          9,349          448        5,590           122
                                                               --------       --------     --------     --------      --------
Other income ............................                         6,271          6,165           --          474          (368)
                                                               --------       --------     --------     --------      --------
Total increase in revenues ..............                     $ 187,098       $132,296     $  3,383     $ 49,400      $  2,019
                                                               ========       ========     ========     ========      ========

   Expenses

       The Company's expenses were $405,854 in the year ended December 31, 1999, compared to $295,008 in the prior year, an increase of $110,846. These increases by segment resulted from:


                                                                                              Merchandise
                                               Total            Office        Retail             Mart            Other
                                              --------        --------       --------          --------        --------
Operating:
     Acquisitions .....................       $ 68,828        $ 51,291       $     --          $ 15,946        $  1,591
     Same store operations ............          6,119           6,234          3,332            (3,316)           (131)
                                              --------        --------       --------          --------        --------
                                                74,947          57,525          3,332            12,630           1,460
                                              --------        --------       --------          --------        --------
Depreciation and amortization:
     Acquisitions .....................         17,498          11,180             --             5,756             562
     Same store operations ............          6,860           4,654            334             2,047            (175)
                                              --------        --------       --------          --------        --------
                                                24,358          15,834            334             7,803             387
                                              --------        --------       --------          --------        --------
General and Administrative:
     Corporate expenses(2) ............         11,593           2,748             62(1)          3,430           5,353
     Reduction in value of
        Vornado shares and other
     securities held in officer's
     deferred compensation
     trust ............................            (52)             --             --                --             (52)
                                              --------        --------       --------          --------        --------
                                                11,541           2,748             62             3,430           5,301
                                              --------        --------       --------          --------        --------
                                              $110,846        $ 76,107       $  3,728          $ 23,863        $  7,148
                                              ========        ========       ========          ========        ========

------------------------
(1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

(2) Of this increase: (i) $2,546 is attributable to acquisitions, (ii) $5,654 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $3,393 resulted from professional fees.

       Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $7,427 in the year ended December 31, 1999, compared to $3,123 in the prior year, an increase of $4,304. This increase resulted from equity in Alexander's loss in the prior year due primarily to the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

       Income from partially-owned entities was $82,310 in the year ended December 31, 1999, compared to $32,025 in the prior year, an increase of $50,285. This increase by segment resulted from:



                                                                                                          Temperature
                                      Date of                                                 Merchandise Controlled
                                    Acquisition       Total      Office         Retail          Mart      Logistics      Other
                                 ----------------   --------    --------       --------       --------  ------------  ----------
Acquisitions:
   CESCR .......................  March 1999        $ 14,063    $ 14,063     $      -     $     --      $     --       $      --
   Newkirk Joint Ventures ......  July 98/Mar. 99     16,510          --            -           --            --          16,510
   Las Catalinas ...............  November 1998          680          --          680           --            --              --
   Temperature Controlled
      Logistics ................  June/July 1998       8,423          --            -           --         8,423              --
   Merchandise Mart
      Management Company .......  April 1998            (207)         --            -         (207)           --              --
                                                    --------    --------     --------     --------      --------       ---------
                                                      39,469      14,063          680         (207)        8,423          16,510

Increase (decrease) in equity
     in income:
     Temperature Controlled
        Logistics ..............                      12,528          --            -           --        12,528(1)          --
     Hotel Pennsylvania ........                       1,417          --            -           --            --          1,417(2)
     Partially-owned ...........                                                                                              -
        office buildings .......                      (1,533)     (1,533)(3)        -           --            --             --
     Other .....................                      (1,596)     (4,329)           -        2,176           580            (23)
                                                    --------    --------     --------     --------      --------       ---------
                                                    $ 50,285       8,201          680     $  1,969        21,531       $  17,904
                                                    ========    ========     ========     ========      ========       =========

-----------------------
(1) Primarily reflects equity interest in lease payments (March 12, 1999-December 31, 1999) and equity interest in the operations (January 1, 1999-March 12, 1999) for 1999 in excess of equity in the operations of such companies in 1998.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

(3) Reflects the elimination of the Company's equity in income of Two Park Avenue which was wholly-owned as of November 17, 1998 and accordingly consolidated.

       Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $18,359 for the year ended December 31, 1999, compared to $24,074 in the prior year, a decrease of $5,715. This decrease resulted primarily from lower average investments.

       Interest and debt expense was $141,683 for the year ended December 31, 1999, compared to $114,686 in the prior year, an increase of $26,997. This increase resulted primarily from debt in connection with acquisitions.

       Minority interest was $1,840 for the year ended December 31, 1999, compared to $651 for the prior year, an increase of $1,189. This increase is primarily due to higher income.

       Preferential allocations to unitholders were $44,812 for the year ended December 31, 1999, compared to $13,543 in the prior year, an increase of $31,269. This increase resulted primarily from the issuance of Series D-2, D-3, D-4 and D-5 Cumulative Redeemable Preferred Units to institutional investors.

       Preferred unit distributions were $33,438 for the year ended December 31, 1999, compared to $21,690 in the prior year, an increase of $11,748. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

       The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to its shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required.

   Years Ended December 31, 1998 and December 31, 1997

       Below are the details of the changes by segment in EBITDA.


                                                                                                   Temperature
                                                                                    Merchandise    Controlled
                                       Total          Office          Retail           Mart         Logistics        Other
                                     --------        --------        --------        --------       --------        --------
Year ended December 31, 1997         $150,426        $ 56,678        $ 86,509        $     --       $ 11,758        $ (4,519)(1)
1998 Operations:
      Same store operations(2)         32,502           4,279           4,382              --            411          23,430(1)

      Acquisitions                    244,160          97,682          21,124          39,447         71,552          14,355
                                     --------        --------        --------        --------       --------        --------
Year ended December 31, 1998         $427,088        $158,639        $112,015        $ 39,447       $ 83,721        $ 33,266
                                     ========        ========        ========        ========       ========        ========
      % increase in same
         store operations                 5.5%            7.5%            5.1%           *               3.5%            2.8%(1)

             *     not applicable

--------------------
(1) EBITDA for "Other" and in "Total" for the year ended December 31, 1997 reflects the amortization of a deferred payment due to an officer of $22,917; the percentage increases in same store operations have been adjusted to exclude the increase in EBITDA in 1998 resulting therefrom.

(2)    Represents operations which were owned for the same period in each year.

   Revenues

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $509,860 in the year ended December 31, 1998, compared to $209,131 in the prior year, an increase of $300,729. These increases by segment resulted from:


                                         Date of                                                       Merchandise
                                       Acquisition          Total         Office          Retail          Mart            Other
                                      --------------      --------       --------       --------       --------        -----------
Property Rentals:
Acquisitions:
      Mendik RELP                     December 1998       $  4,126       $  4,126       $     --      $      --        $        --
      20 Broad Street                 August 1998            4,399          4,399             --             --                 --
      689 Fifth Avenue                August 1998            1,333          1,333             --             --                 --
      770 Broadway                    July 1998              5,713          5,713             --             --                 --
      40 Fulton Street                June 1998              3,561          3,561             --             --                 --
      Merchandise Mart
         Properties                   April 1998            82,509             --             --         82,509                 --
      150 E. 58th Street              March 1998            13,021         13,021             --             --                 --
      One Penn Plaza                  February 1998         53,991         53,991             --             --                 --
      Westport                        January 1998           2,355          2,355             --             --                 --
      Green Acres Mall                December 1997         22,449             --         22,449             --                 --
      640 Fifth Avenue                December 1997          5,312          5,312             --             --                 --
      90 Park Avenue                  May 1997               9,251          9,251             --             --                 --
      Mendik                          April 1997            25,313         25,313             --             --                 --
      Montehiedra Shopping Center     April 1997             2,935             --          2,935             --                 --
                                                          --------       --------       --------       --------        -----------
                                                           236,268        128,375         25,384         82,509                 --
Leasing activity                                            20,907         16,508          4,106             --                293
                                                          --------       --------       --------       --------        -----------
Total increase in property rentals                         257,175        144,883         29,490         82,509                293
                                                          --------       --------       --------       --------        -----------

Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions                                          34,526         16,112         15,759          2,655                 --
Other                                                        3,559          2,292          1,373             --               (106)
                                                          --------       --------       --------       --------        -----------
Total increase in tenant expense
      reimbursements                                        38,085         18,404         17,132          2,655               (106)
                                                          --------       --------       --------       --------        -----------
Other income                                                 5,469          3,366            234          1,357                512
                                                          --------       --------       --------       --------        -----------
Total increase in revenues                                $300,729       $166,653       $ 46,856       $ 86,521        $       699
                                                          ========       ========       ========       ========        ===========

Expenses

       The Company's expenses were $295,008 in the year ended December 31, 1998, compared to $134,225 in the prior year, an increase of $160,783. These increases by segment resulted from:


                                                                                     Merchandise
                                     Total              Office          Retail          Mart             Other
                                  ---------           ---------       ---------       ---------        ---------
Operating:
     Acquisitions                 $ 121,297           $  67,545       $  15,339       $  38,413               --
     Same store operations           11,129               5,751           5,185              --              193
                                  ---------           ---------       ---------       ---------        ---------
                                    132,426              73,296          20,524          38,413              193
                                  ---------           ---------       ---------       ---------        ---------
Depreciation and
     amortization:
     Acquisitions                    35,586              22,630           3,057           9,899               --
     Same store operations              658                  47             549              --               62
                                  ---------           ---------       ---------       ---------        ---------
                                     36,244              22,677           3,606           9,899               62
                                  ---------           ---------       ---------       ---------        ---------
General and administrative:          15,030(2)            5,414              --(1)        2,449            7,167(1)
                                  ---------           ---------       ---------       ---------        ---------
Amortization of
     officer's deferred
     compensation expense           (22,917)                 --              --              --          (22,917)(3)
                                  ---------           ---------       ---------       ---------        ---------
                                  $ 160,783           $ 101,387       $  24,130       $  50,761        $ (15,495)
                                  =========           =========       =========       =========        =========

---------------------------
(1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

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

      Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $3,123 in the year ended December 31, 1998, compared to $7,873 in the prior year, a decrease of $4,750. This decrease resulted primarily from (i) the Company's equity in the 1998 write-off of the carrying value of Alexander's Lexington Avenue building of $4,423, partially offset by (ii) income from the commencement of leases at Alexander's Rego Park and Kings Plaza store properties and (iii) income from Alexander's acquisition of the remaining 50% interest in the Kings Plaza Mall.

       Income from partially-owned entities was $32,025 in the year ended December 31, 1998, compared to $4,658 in the prior year, an increase of $27,367. This increase by segment resulted from:


                                        Date of                                            Merchandise      Temperature
                                      Acquisition       Total          Office     Retail      Mart          Controlled
                                                                                                             Logistics      Other
Acquisitions:                        -------------   ----------       --------   -------  ------------    ------------   ---------
 Temperature Controlled
  Logistics:
        AmeriCold and URS             October 1997     $ 7,137       $      --   $    --   $      --      $   7,137      $      --
        Freezer Services              June 1998          3,218              --        --          --          3,218             --
        Carmar Group                  July 1998          2,960              --        --          --          2,960             --
  Charles E. Smith
        Commercial Realty L.P.        October 1997       4,669           4,669        --          --             --             --
  Hotel Pennsylvania                  September 1997     2,623              --        --          --             --          2,623
  Newkirk Joint Ventures              July 1998          3,412              --        --          --             --          3,412
  Partially-owned
        office buildings              April 1997         2,852           2,852        --          --             --             --
  Merchandise Mart
        Management Company            April 1998        (1,969)             --        --      (1,969)            --             --
  Las Catalinas                       November 1998        258              --       258          --             --             --
Other                                                    2,207           2,318        --          --            156           (267)
                                                         -----       ---------   -------   ---------      ---------      ---------
                                                       $27,367       $   9,839   $   258   $  (1,969)     $  13,471      $   5,768
                                                       =======       =========   =======   =========      =========      =========

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

       Preferential allocations to unit holders were $13,543 for the year ended December 31, 1998, compared to $7,293 in the prior year, an increase of $6,250. This increase resulted primarily from the issuance of certain Series B-1, B-2 and C-1 Convertible Preferred Units in connection with acquisitions and the issuance of Series D-1 Cumulative Redeemable Preferred units to an institutional investor.

       The preferred unit distributions of $21,690 for the year ended December 31, 1998 and $15,549 for the period from April 15, 1997 to December 31, 1997 apply to the Company's $3.25 Series A Convertible Preferred Units issued in April and December 1997 and include accretion of expenses of issuing them.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

   Year Ended December  31, 1999

       Cash flows provided by operating activities of $176,895 were comprised of (i) net income of $255,677 and (ii) adjustments for non-cash items of $27,875, offset by (iii) the net change in operating assets and liabilities of $50,907 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $83,585, partially offset by (ii) the effect of straight-lining of rental income of $29,587 and
(iii) equity in income of partially-owned entities of $82,310.

       Net cash used in investing activities of $494,204 was primarily comprised of (i) capital expenditures of $153,591 (see detail below), (ii) investment in mortgage loans receivable of $59,787 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654 (see detail below) and (iv) investments in partially-owned entities of $118,409 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $14,000 (Vornado Operating Company).

       Acquisitions of real estate and investments in partially-owned entities are comprised of:

(in 000's)


                                                                                Debt         Value of Units           Assets
                                                             Cash              Assumed          Issued              Acquired
                                                         -------------       -----------      -------------       --------------
Real Estate:
     595 Madison Avenue Office Building..............    $     125,000       $        --      $          --       $      125,000
     909 Third Avenue Office Building................           12,400           109,000              1,600              123,000
     888 Seventh Avenue Office Building..............           45,000            55,000                 --            100,000(1)
     GreenPoint leasehold interest...................           37,300                --                 --               37,300
     Other...........................................            4,954                --                 --                4,954
                                                         -------------       -----------      -------------       --------------
                                                         $     224,654       $   164,000      $       1,600       $      390,254
                                                         =============       ===========      =============       ==============
Investments in Partially Owned Entities:
     Charles E. Smith Commercial Realty L.P.:
        Increase in investment to 34%................    $          --       $        --      $     242,000       $      242,000
        Reacquired units from Vornado Operating
           Company...................................           13,200                --                 --               13,200
        Crystal City hotel land......................               --                --              8,000                8,000
     Additional investment in Newkirk Joint Ventures.           16,420                --             50,500               66,920
     Hotel Pennsylvania - increase in investment
        to 100%......................................           18,000            24,000                 --               42,000
     Alexander's - increase in investment to 32%.....            8,956                --                 --                8,956
     Loan to Alexander's ............................           50,000                --                 --               50,000
     Loan to Temperature Controlled Logistics........            9,000                --                 --                9,000
     Other...........................................            2,833                --                 --                2,833
                                                         -------------       -----------      -------------       --------------
                                                         $     118,409       $    24,000      $     300,500       $      442,909
                                                         =============       ===========      =============       ==============

------------------------
  (1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:

                                                                     New York City                    Merchandise
                                                      Total              Office        Retail            Mart          Other
                                                   -----------       -------------   ---------      ------------   ----------
Expenditures to maintain the assets.............   $    27,251      $     13,176       $1,945       $      8,221    $   3,909
Tenant allowances...............................        40,242            20,890          927             18,384           41
Acquisition and Redevelopment...................
      expenditures..............................        86,098         52,288 (1)      19,281             14,529           --
                                                   -----------      ------------      -------       ------------    ---------
                                                   $   153,591      $     86,354      $22,153       $     41,134    $   3,950
                                                   ===========      ============      =======       ============    =========

------------------------
(1) Includes $27,544 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

      Net cash provided by financing activities of $262,131 was primarily comprised of (i) proceeds from issuance of preferred units of $192,953, (ii) proceeds from issuance of limited partnership units of $525,013 and (iii) proceeds from borrowings of $455,000 partially offset by, (iv) repayments of borrowings of $668,957, (v) distributions paid on Class A units of $161,569,
(vi) distributions paid on preferred units of $30,563 , and (vii) preferential allocations of $44,145.

      Years Ended December 31, 1998

      Cash flows provided by operating activities of $189,406 were primarily comprised of (i) income of $158,737 (net income of $168,386 less net gain from insurance settlement and condemnation proceeding of $9,649), (ii) adjustments for non-cash items of $11,474, and (iii) the net change in operating assets and liabilities of $18,544. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $59,227 and (ii) the effect of straight-lining of rental income of $17,561 and (iii) equity in net income of partially-owned entities of $32,025.

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

       Acquisitions of real estate and investments in partially-owned entities were comprised of:

                                                                                                     Value of
                                                                                                    shares or            Assets
                                                            Cash                Debt              Units Issued          Acquired
                                                       -------------       --------------         ------------       -------------
Real Estate:
     Merchandise Mart Properties                       $     187,000       $      327,000        $   116,000       $     630,000
     One Penn Plaza Office Building                          317,000               93,000                 --             410,000
     770 Broadway Office Building                            131,000                   --             18,000             149,000
     150 East 58th Street Office Building                    118,000                   --                 --             118,000
     40 Fulton Street Office Building                         38,000                   --                 --              38,000
     888 Seventh Avenue Office Building                       17,000                   --                 --            17,000(1)
     689 Fifth Avenue Office Building                         33,000                   --                 --              33,000
     Mendik RELP Properties                                   31,000               46,000             29,000             106,000
     Market Square Complex                                    11,000               60,000             44,000             115,000
     Other                                                    13,800                   --                 --              13,800
                                                       -------------       --------------        -----------       -------------
                                                       $     896,800       $      526,000        $   207,000       $   1,629,800
                                                       =============       ==============        ===========       =============
Investments in Partially-Owned Entities:
  Hotel Pennsylvania (acquisition of additional
   40% interest increasing ownership to 80%)           $      22,000       $       48,000        $        --       $      70,000
  570 Lexington Avenue Office Building
   (increased interest from 5.6% to
   approximately 50%)                                         32,300                4,900                 --              37,200
  Acquisition of Freezer Services, Inc. (60%
   interest)                                                  58,000               16,000              6,000              80,000
  Reduction in Temperature Controlled Logistics
   Companies debt (60% interest)                              44,000                   --                 --              44,000
  Acquisition of Carmar Group (60% interest)                  86,400                8,400                 --              94,800
  Investment in Newkirk Joint Ventures                        56,000                   --                 --              56,000
  Las Catalinas Mall (50% interest)                               --               38,000                 --              38,000
  Other                                                        9,300                   --                 --               9,300
                                                       -------------       --------------        -----------       -------------
                                                       $     308,000       $      115,300        $     6,000       $     429,300
                                                       =============       ==============        ===========       =============

-------------------------------------

(1)  Acquisition was completed in 1999 for a total of $117,000.

Capital expenditures were comprised of:



                                                         New
                                                      York City                       Merchandise
                                     Total             Office          Retail            Mart             Other
                                -------------      --------------    ----------     -------------     ------------
Expenditures to maintain the
    assets..................    $      14,460      $        4,975     $   3,138     $       5,273      $     1,074
Tenant allowances and leasing
    commissions............            53,625              46,187         2,397             5,041               --
                                -------------      --------------     ---------     -------------      -----------
                                $      68,085      $       51,162     $   5,535     $      10,314      $     1,074
                                =============      ==============     =========     =============      ===========

       Net cash provided by financing activities of $879,815 was primarily comprised of (i) proceeds from borrowings of $1,427,821, (ii) proceeds from the issuance of Class A units of $445,247 and (iii) proceeds from the issuance of preferred units of $85,313, partially offset by (iv) repayment of borrowings of $883,475, (v) distributions paid on Class A units of $156,429 and (vi) distributions paid on preferred units of $18,816.

   Year Ended December 31, 1997

       Cash flows provided by operating activities of $115,473 were comprised of
(i) net income of $68,316, (ii) adjustments for non-cash items of $32,430 and
(iii) the net change in operating assets and liabilities of $14,727. The adjustments for non-cash items are primarily comprised of (i) amortization of deferred officer's compensation expense of $22,917 and (ii) depreciation and amortization of $24,460.

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

       Acquisitions of real estate and investments in mortgage loans receivable are comprised of:

                                                                                                   Value of
                                                                                                    Shares
                                                                                                      or
                                                                                   Debt             Units             Assets
                                                                   Cash           Assumed           Issued           Acquired
                                                              ------------     ------------     ------------      ---------------
Real Estate:
------------
     Mendik Transaction.................................      $    263,790     $    215,279     $    177,000      $       656,069
     60% interest in Temperature Controlled Logistics
        Companies.......................................           243,846          376,800               --              620,646
     Green Acres Mall...................................                --          125,000          102,015              227,015
     90 Park Avenue office building.....................           185,000               --               --              185,000
     Montehiedra shopping center........................            11,000           63,000               --               74,000
     40% interest in Hotel Pennsylvania.................            17,487           48,000               --               65,487
     640 Fifth Ave. office building.....................            64,000               --               --               64,000
     15% interest in Charles E. Smith Commercial
        Realty L.P......................................            60,000               --               --               60,000
     Riese properties...................................            26,000               --               --               26,000
     1135 Third Avenue and other........................            16,300               --               --               16,300
                                                              ------------     ------------     ------------      ---------------
                                                                   887,423          828,079          279,015            1,994,517
                                                              ------------     ------------     ------------      ---------------
Mortgage loans receivable:
--------------------------
     Riese properties...................................            41,649               --               --               41,649
     20 Broad Street....................................            27,000               --               --               27,000
     909 Third Ave. and other, net......................             3,014               --               --                3,014
                                                              ------------     ------------     ------------      ---------------
                                                                    71,663               --               --               71,663
                                                              ------------     ------------     ------------      ---------------
Total Acquisitions......................................      $    959,086     $    828,079     $    279,015      $     2,066,180
                                                              ============     ============     ============      ===============

       Net cash provided by financing activities of $1,215,269 was primarily comprised of proceeds from (i) borrowings of $770,000 (ii) issuance of Class A units of $688,672, and (iii) issuance of preferred units of $276,000, partially offset by (iv) repayment of borrowings of $409,633, (v) distributions paid on Class A units of $77,461, (vi) distributions paid on preferred units of $15,549 and (vii) the repayment of borrowings on U.S. Treasury obligations of $9,636.

  Certain Cash Requirements

       In January 2000, the Company completed approximately $36,000 of real estate acquisitions, of which $17,640 was indebtedness.

       The Company has budgeted approximately $91,000 for capital expenditures (excluding acquisitions) over the next year as follows:



                                                                                                       Temperature
                                                                                         Merchandise   Controlled
                                               Total          Office        Retail          Mart        Logistics      Other
                                           ------------   -------------     -------    ------------     ----------    ----------

Expenditures to maintain the assets        $     42,000   $      16,400     $2,800     $     11,700     $    3,000(1) $    8,100
Tenant allowances                                49,000          40,500        900            7,600             --            --
                                           ------------   -------------     ------     ------------     ----------    ----------
                                           $     91,000   $      56,900     $3,700     $     19,300     $    3,000    $    8,100
                                           ============   =============     ======     ============     ==========    ==========

----------------------------
(1) Represents the Company's 60% share of the Vornado/Crescent Partnership's obligation to fund up to $5,000 of capital expenditures per annum.

     In addition to the above, the Company has budgeted approximately $18,000 of leasing commissions.

     Tenant allowances and leasing commissions for the New York City Office properties approximate $18.00 per square foot for renewal space and $50.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

     In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain multi-year development and redevelopment projects for which it has budgeted approximately $278.7 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $278.7 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

     No cash requirements have been budgeted for the capital expenditures and amortization of debt of CESCR, Newkirk or Alexander's, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is not expected to distribute any cash to the Company in 2000. In 2000, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $14.4 million (7,679,365 preferred units at $1.87 per unit) and common distributions of approximately $3.85 million (2,500,000 common units at $1.54 per unit - current dividend rate). The minimum preferred distribution rate increases by .25% each year for the next three years.

     On March 12, 1999 the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Temperature Controlled Logistics Companies encompassing the operations of the Temperature Controlled Logistics business for approximately $48,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.

     On March 1, 2000, the Company sold three shopping centers located in Texas for approximately $25,750 resulting in a gain of $4,400.

Financing Activities

CORPORATE

     On March 17, 1999, Vornado completed the sale of 3 million 8.5% Series B Cumulative Redeemable Preferred Shares, at a price $25.00 per share, pursuant to an effective registration statement with net proceeds to Vornado of approximately $72,200. Further on March 22, 1999, 400,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to Vornado of $9,700. The perpetual preferred shares may be called without penalty at the option of Vornado commencing on March 17, 2004.

       On May 17, 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to Vornado of approximately $96,900. Additionally on May 19, 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to Vornado of $14,500. The perpetual preferred shares may be called without penalty at the option of Vornado commencing on May 17, 2004.

       On May 27, 1999, the Company sold an aggregate of $27,500 of 8.375% Series D-2 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $26,780. The perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 27, 2004.

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

       On November 24, 1999, the Company sold an aggregate of $187,000 of 8.25% Series D-5 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in a private placement, resulting in net proceeds of approximately $181,900. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on November 24, 2004.

       On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility.

OFFICE

       On February 16, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property. The new 5-year debt matures in February 2004 and bears interest at 7.08%.

       On March 1, 2000, the Company completed a $90,000 refinancing of its Two Park Avenue office building. The Company received proceeds of $65,000 and repaid the then existing debt in the same amount on the property. The Company expects to receive the remaining $25,000 prior to June 30, 2000 upon satisfying certain closing conditions. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (7.39% at March 1, 2000).

MERCHANDISE MART

       On July 8, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000 and is expected to receive the remaining $30,000 during the next year upon meeting certain debt service coverage requirements. The new 3-year debt matures in June 2002 and bears interest at LIBOR + 1.65% (8.13% at December 31,
1999).

       On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The new 5-year debt matures in September 2004 and bears interest at LIBOR +1.50% (7.97% at December 31, 1999). The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

       The Company has an effective shelf registration under which it can offer an aggregate of approximately $1.4 billion of equity securities and an aggregate of $1.0 billion of debt securities.

       The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

ACQUISITION ACTIVITY

       As a result of acquisitions, the book value of the Company's assets have grown from $4,425,779 at December 31, 1998 to $5,479,218 at December 31, 1999.

       The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common stock, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

YEAR 2000 ISSUES

       To date, there have been no material adverse effects to the Company's financial condition or results of operations as a result of Year 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. The Company does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At December 31, 1999, the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

      (amounts in thousands except per unit amounts)

                                                                               Weighted              Effect of 1%
                                                                               Average               Increase In
                                                               Balance       Interest Rate           Base Rates
                                                           --------------  -------------------    ----------------
      Wholly-owned debt:
               Variable rate.............................. $ 1,227,407             7.59%               $  12,274
               Fixed rate.................................     821,397             7.02%                      --
                                                             ---------                                 ---------
                                                           $ 2,048,804                                    12,274
                                                             =========                                 ---------
      Partially-owned debt:
               Variable rate.............................. $    85,380             8.02%                     854
               Fixed rate.................................   1,109,185             7.72%                      --
                                                             ---------                                 ---------
                                                           $ 1,194,565                                       854
                                                             =========                                 ---------
      Preferential Allocations............................                                                (1,838)
                                                                                                       ---------
       Total decrease in the
         Company's annual net income......................                                             $  11,290
                                                                                                       =========
            Per Class A unit -
            diluted.......................................                                             $     .13
                                                                                                       =========

       After giving effect to the Company's $500,000,000 financing completed on March 1, 2000, and the use of a portion of the proceeds to repay approximately $262,000,000 of the amount outstanding under its revolving credit facility, the Company's total variable rate debt is $1,050,477,000. The effect of a 1% increase on base rates would result in a total decrease in the Company's annual net income of $9,034,000 or $.10 per Class A unit diluted.

       The fair value of the Company's debt at December 31, 1999, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

       In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June 2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1999 approximates its cost.

       On September 21, 1999, the Company bought an interest rate cap, capping the interest rate on its 250,000,000 Merchandise Mart loan in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report..........................................................................  64
Consolidated Balance Sheets at December 31, 1999 and 1998.............................................  65
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997................  66
Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.....  67
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............  69
Notes to Consolidated Financial Statements............................................................  70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
Saddle Brook, New Jersey

       We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 7, 2000

                              VORNADO REALTY L.P.

                          CONSOLIDATED BALANCE SHEETS

(amounts in thousands except unit amounts)
                                                                                                          DECEMBER 31,
                                                                                             ------------------------------------
                                                                                                  1999                  1998
                                                                                             --------------       ---------------
                                                          ASSETS
Real estate, at cost:
   Land    ...............................................................................  $       826,477      $       743,324
   Buildings and improvements.............................................................        3,080,174            2,561,383
   Leasehold improvements and equipment...................................................           14,856               11,184
                                                                                            ---------------      ---------------
           Total..........................................................................        3,921,507            3,315,891
   Less accumulated depreciation and amortization.........................................         (308,542)            (226,816)
                                                                                            ---------------      ---------------
           Real estate, net...............................................................        3,612,965            3,089,075
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $43,675 and $56,500...........................................          112,630              167,808
Escrow deposits and restricted cash.......................................................           30,571               44,195
Marketable securities.....................................................................          106,503               77,156
Investments and advances to partially-owned entities, including
   Alexander's of $159,148 and $104,038...................................................        1,315,387              827,840
Due from officers.........................................................................           16,190               17,165
Accounts receivable, net of allowance for doubtful accounts
   of $7,292 and $3,044...................................................................           36,408               35,517
Notes and mortgage loans receivable.......................................................           49,719               10,683
Receivable arising from the straight-lining of rents......................................           79,298               49,711
Deposits in connection with real estate acquisitions......................................            8,128               22,947
Other assets..............................................................................          111,419               83,682
                                                                                            ---------------      ---------------
                                                                                            $     5,479,218      $     4,425,779
                                                                                            ===============      ===============
                                       LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable...............................................................  $     1,681,804      $     1,363,750
Revolving credit facility.................................................................          367,000              687,250
Accounts payable and accrued expenses.....................................................          107,036              109,925
Officer's compensation payable............................................................           34,996               35,628
Deferred leasing fee income...............................................................            8,349               10,051
Other liabilities.........................................................................            2,634                3,196
                                                                                            ---------------      ---------------
   Total liabilities......................................................................        2,201,819            2,209,800
                                                                                            ---------------      ---------------
Minority interest.........................................................................           14,769               12,925
                                                                                            ---------------      ---------------
Commitments and contingencies
Partners' capital:

   Equity.................................................................................        3,385,857            2,359,745
   Accumulated deficit....................................................................         (116,979)            (132,837)
                                                                                            ---------------      ---------------
                                                                                                  3,268,878            2,226,908
   Accumulated other comprehensive loss...................................................           (1,448)             (18,957)
   Due from officers for purchase of general partner's units of beneficial interest.......           (4,800)              (4,897)
                                                                                            ---------------      ---------------
           Total partners's capital.......................................................        3,262,630            2,203,054
                                                                                            ---------------      ---------------
                                                                                            $     5,479,218      $     4,425,779
                                                                                            ===============      ===============


                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                             YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                  1999              1998               1997
(amounts in thousands except per unit amounts)                               -------------     -------------      -------------
Revenues:
     Property rentals..................................................      $     590,814     $     425,496      $     168,321
     Expense reimbursements............................................             90,246            74,737             36,652
     Other income (including fee income from
           related parties of $1,857, $2,327 and $1,752................             15,898             9,627              4,158
                                                                             -------------     -------------      -------------
Total revenues.........................................................            696,958           509,860            209,131
                                                                             -------------     -------------      -------------
Expenses:
     Operating.........................................................            282,118           207,171             74,745
     Depreciation and amortization.....................................             83,585            59,227             22,983
     General and administrative........................................             40,151            28,610             13,580
     Amortization of officer's deferred compensation expense...........                 --                --             22,917
                                                                             -------------     -------------      -------------
Total expenses.........................................................            405,854           295,008            134,225
                                                                             -------------     -------------      -------------
Operating income.......................................................            291,104           214,852             74,906
Income applicable to Alexander's.......................................              7,427             3,123              7,873
Income from partially-owned entities...................................             82,310            32,025              4,658
Interest and other investment income...................................             18,359            24,074             23,767
Interest and debt expense..............................................           (141,683)         (114,686)           (42,888)
Net gain from insurance settlement and
     condemnation proceeding...........................................                 --             9,649                 --
Minority interest......................................................             (1,840)             (651)                --
                                                                             -------------     -------------      -------------
Net income.............................................................            255,677           168,386             68,316
Preferred unit distributions (including accretion of issuance
     expenses of $2,874 in 1999 and 1998 and $1,918 in 1997)                       (33,438)          (21,690)           (15,549)
Preferential allocations...............................................            (44,812)          (13,543)            (7,293)
                                                                             --------------    --------------     --------------

NET INCOME applicable to Class A units.................................      $     177,427     $     133,153      $      45,474
                                                                             =============     =============      =============
NET INCOME PER CLASS A UNIT-BASIC......................................      $        1.97     $        1.62      $         .83
                                                                             =============     =============      =============
NET INCOME PER CLASS A UNIT-DILUTED....................................      $        1.94     $        1.59      $         .79
                                                                             =============     =============      =============


                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                               LIMITED           GENERAL                          ACCUMULATED OTHER
                                              PREFERRED      PARTNERSHIP        PARTNER'S                          COMPREHENSIVE
                                                UNITS           UNITS             UNITS             DEFICIT              LOSS
                                              ---------      -----------       -----------          --------      -----------------
(amounts in thousands except unit amounts)
BALANCE, JANUARY 1, 1997..................    $      --      $      --         $  359,918        $     (77,574)    $       (998)

Net income................................           --             --                 --               68,316               --
Distributions to preferred unitholders
   ($2.37 per unit).......................           --             --                 --              (15,549)              --
Net proceeds from issuance of
   preferred units (including
   accretion of $1,918)...................      277,918             --                 --                   --               --
Preferential allocations to unitholders...           --             --                 --               (7,293)              --
Units issued in connection with the
   Mendik acquisition.....................           --        178,567                 --                   --               --
Net proceeds from issuance of General
   Class A units..........................           --             --            688,672                   --               --
Units issued in connection with
   Arbor acquisition......................        1,966             --            100,049                   --               --
Distributions to Class A
   unitholders ($1.36 per unit)...........           --             --                 --              (77,461)              --
Class A units issued in
   connection with an employment
   agreement and employees' share plans...           --             --                633                   --               --
Change in unrealized gains
   on securities available for sale.......           --             --                 --                   --              158
Forgiveness of amount due from officers...           --                                --                   --               --
                                              ---------      ---------         ----------        -------------     ------------
BALANCE, DECEMBER 31, 1997................      279,884        178,567          1,149,272             (109,561)            (840)

Net Income................................           --             --                 --              168,386               --
Distributions to preferred unitholders
   ($2.37 per unit).......................           --             --                 --              (21,690)              --
Distributions to Class A
   unitholders ($1.64 per unit)...........           --             --                 --             (133,099)              --
Net proceeds from issuance
   of Class A units.......................           --             --            444,563                   --               --
Preferential allocations to unitholders...           --             --                 --              (13,543)              --
Limited partnership units issued in
   connection with acquisitions...........           --        190,962                 --                   --               --
Net proceeds from issuance of
   limited partnership units..............           --         85,312                 --                   --               --
Class A units issued in
connection with Mendik RELP
   properties acquisition.................           --             --             29,063                   --               --
Class A units issued under
   employees' share plan..................           --             --                909                   --               --
Conversion of limited partnership units to
   Class A units..........................           --        (32,780)            32,780                   --               --
Capital contribution to
   Vornado Operating Company............             --         (1,685)                --              (23,330)              --
Accretion of issuance expenses on
   preferred units........................        2,874             --                 --                   --               --
Class A units issued in
   connection with dividend reinvestment plan        --             --                 24                   --               --
Change in unrealized (losses)
   on securities available for sale.......           --             --                 --                   --           (5,047)
Appreciation of securities held
   in officer's deferred compensation
   trust..................................           --             --                 --                   --          (10,464)
Pension obligations.......................           --             --                 --                   --           (2,606)
Forgiveness of amount due
   from Officers..........................           --             --                 --                   --               --
                                              ---------      ---------         ------------      -------------     ------------
BALANCE, DECEMBER 31, 1998                    $ 282,758      $ 420,376         $1,656,611        $    (132,837)    $    (18,957)
                                              =========      =========         ==========        ==============    =============


                                                (DUE (TO)          TOTAL
                                                  FROM           PARTNERS'         COMPREHENSIVE
                                                OFFICERS         CAPITAL              INCOME
                                               -------------   ------------       ---------------
(amounts in thousands except unit amounts)
BALANCE, JANUARY 1, 1997..................      $     (5,089)   $    276,257       $     61,728
                                                                                   ============
Net income................................                --          68,316       $     68,316
Distributions to preferred unitholders                    --
   ($2.37 per unit).......................                --         (15,549)                --
Net proceeds from issuance of                             --
   preferred units (including
   accretion of $1,918)...................                --         277,918                 --
Preferential allocations to unitholders...                --          (7,293)                --
Units issued in connection with the                       --
   Mendik acquisition.....................                --         178,567                 --
Net proceeds from issuance of                             --
   Class A units..........................                --         688,672                 --
Units issued in connection with                           --
   Arbor acquisition......................                --         102,015                 --
Distributions to Class A                                  --
   unitholders ($1.36 per unit)...........                --         (77,461)                --
Class A units issued in                                   --
   connection with an employment
   agreement and employees' share plans...                --             633                 --
Change in unrealized gains                                --
   on securities available for sale.......                --             158                158
Forgiveness of amount due from officers...                96              96                 --
                                                         ---    ------------       ------------
BALANCE, DECEMBER 31, 1997................            (4,993)      1,492,329       $     68,474
                                                 -----------    ------------       ============
Net Income................................                --         168,386       $    168,386
Distributions to preferred unitholders                    --
   ($2.37 per unit).......................                --         (21,690)                --
Distributions to Class A                                  --
   unitholders ($1.64 per unit)...........                --        (133,088)                --
Net proceeds from issuance                                --
   of Class A units.......................                --         444,563                 --
Preferential allocations to unitholders...                --         (13,543)                --
Limited partnership units issued in                       --
   connection with acquisitions...........                --         190,962                 --
Net proceeds from issuance of                             --
   limited partnership units..............                --          85,312                 --
Class A units issued in                                   --
   connection with Mendik RELP
   properties acquisition.................                --          29,063                 --
Class A units issued under                                --
   employees' share plan..................                --             909                 --
Conversion of limited partnership units to                --
   Class A units..........................                --              --                 --
Capital contribution to                                   --
   Vornado Operating Company............                  --         (25,015)                --
Accretion of issuance expenses on                         --
   preferred units........................                --           2,874                 --
Class A units issued in                                   --
   connection with dividend reinvestment plan             --              24                 --
Change in unrealized (losses)                             --
   on securities available for sale.......                --          (5,047)            (5,047)
Appreciation of securities held                           --
   in officer's deferred compensation
   trust..................................                --         (10,464)           (10,464)
Pension obligations.......................                --          (2,606)            (2,606)
Forgiveness of amount due
   from Officers..........................                96              96                 --
                                                 -----------     ------------       ------------
BALANCE, DECEMBER 31, 1998                       $    (4,897)    $  2,203,054       $    150,269
                                                 ===========     ============       ============


                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                                                      ACCUMULATED
                                                                 LIMITED         GENERAL                                OTHER
                                                 PREFERRED      PARTNERSHIP     PARTNER'S        ACCUMULATED         COMPREHENSIVE
                                                   UNITS          UNITS           UNITS            DEFICIT               LOSS
                                                ----------     -------------   -----------      --------------     ----------------
(amounts in thousands except share amounts)
BALANCE, DECEMBER 31, 1998.....................  $ 282,758          $420,376   $1,656,611       $    (132,837)     $    (18,957)
Net Income.....................................         --                --           --             255,677                --
Distributions paid on Preferred units
   Series A Preferred units
     ($3.25 per unit)..........................         --                --           --             (21,690)               --
   Series B Preferred units
     ($1.68 per unit)..........................         --                --           --              (5,720)               --
   Series C Preferred units
     ($1.31 per share).........................         --                --           --              (6,028)               --
Net proceeds from issuance of preferred
   units.......................................    192,953                --           --                  --                --
Net proceeds from issuance of limited
   partnership units...........................         --           525,456           --                  --                --
Class A units ($1.80 per unit).................         --                --           --            (161,569)               --
Class A units issued under employees'
   share plan..................................         --                --        2,463                  --                --
Preferential allocations to unitholders........                                                       (44,812)
Limited partnership units issued in
   connection with acquisitions................         --           301,688           --                  --                --
Conversion of limited partnership with
   units to Class A units......................         --           (40,258)      40,258                  --                --
Accretion of issuance expenses on
   preferred units.............................      2,874                --           --                  --                --
Class A units issued in connection with
   dividend reinvestment plan..................         --                --          678                  --                --
Change in unrealized net loss
   on securities available for sale............         --                --           --                  --            15,603
Depreciation of securities held
   in officer's deferred compensation trust....         --                --           --                  --               579
Pension obligations...........................          --                --           --                  --             1,327
Forgiveness of amount due
   from officers...............................         --                --           --                  --                --
                                                 ---------        ----------    ----------       -------------      ------------
BALANCE, DECEMBER 31, 1999....................   $ 478,585        $1,207,262    $1,700,010       $    (116,979)     $     (1,448)
                                                 =========        ==========    ==========       =============      ============


                                                        DUE
                                                        FROM        TOTAL PARTNERS'      COMPREHENSIVE
                                                      OFFICERS          CAPITAL              INCOME
(amounts in thousands except share amounts)          ------------   ---------------      --------------
BALANCE, DECEMBER 31, 1998....................         $  (4,897)    $  2,203,054         $    150,269
                                                                                          ============
Net Income....................................                --          255,677         $    255,677
Distributions paid on Preferred units
   Series A Preferred units
     ($3.25 per unit)..........................               --          (21,690)                  --
   Series B Preferred units
     ($1.68 per unit)..........................               --           (5,720)                  --
   Series C Preferred units
     ($1.31 per share).........................               --           (6,028)                  --
Net proceeds from issuance of preferred
   units.......................................               --          192,953                   --
Net proceeds from issuance of limited
   partnership units...........................               --          525,456
Distributions paid on Class A
   units ($1.80 per unit)......................               --         (161,569)                  --
Class A units issued under employees'
   share plan..................................               --            2,463                   --
Preferential allocations to unitholders........                           (44,812)
Limited partnership units issued in
   connection with acquisitions................               --          301,688                   --
Conversion of limited partnership with
   units to Class A units......................               --               --                   --
Accretion of issuance expenses on
   preferred units.............................               --            2,874                   --
Class A units issued in connection with
   dividend reinvestment plan..................               --              678                   --
Change in unrealized net loss
   on securities available for sale............               --           15,603               15,603
Depreciation of securities held
   in officer's deferred compensation trust....               --              579                  579
Pension obligations............................               --            1,327                1,327
Forgiveness of amount due
   from officers...............................               97               97                   --
                                                       ---------     ------------         ------------
BALANCE, DECEMBER 31, 1999.....................        $  (4,800)    $  3,262,630         $    273,186
                                                       ==========    ============         ============



                See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------------------
                                                                                  1999                1998                1997
                                                                            ---------------     ---------------     ---------------
(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income..........................................................   $       255,677     $       168,386     $      68,316
     Adjustments to reconcile net income to net cash provided
        by operations:
           Depreciation and amortization (including debt issuance
               costs)....................................................            83,585              59,227            24,460
           Amortization of officer's deferred compensation expense.......                --                  --            22,917
           Straight-lining of rental income..............................           (29,587)            (17,561)           (7,075)
           Minority interest.............................................             1,840                 651                --
           Equity in (income) loss  of Alexander's.......................            (1,021)              3,363            (2,188)
           Equity in income of partially-owned entities..................           (82,310)            (32,025)           (4,658)
           Gain on marketable securities.................................              (382)             (1,530)           (1,026)
           Gain from insurance settlement and condemnation...............                --              (9,649)               --
           Changes in operating assets and liabilities...................           (50,907)             18,544            14,727
                                                                            ---------------     ---------------     -------------
Net cash provided by operating activities................................           176,895             189,406           115,473
                                                                            ---------------     ---------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of real estate and other...............................          (224,654)           (896,800)         (887,423)
     Additions to real estate............................................          (153,591)            (68,085)          (23,789)
     Development costs...................................................           (17,548)                 --                --
     Investments in partially-owned entities.............................          (118,409)           (308,000)               --
     Proceeds from sale of Temperature Controlled Logistics assets.......            22,769                  --                --
     Investments in mortgage loans receivable............................           (59,787)             (6,620)          (71,663)
     Repayment of mortgage loans receivable..............................            20,751              57,600                --
     Cash restricted for tenant improvements.............................            13,624             (14,716)          (27,079)
     Distributions from partially-owned entities.........................            16,938               3,200                --
     Real estate deposits and other......................................            14,819              23,788           (46,152)
     Purchases of securities available for sale..........................           (21,614)            (73,513)           (8,378)
     Proceeds from sale or maturity of securities available for sale.....            12,498              25,779                --
                                                                            ---------------     ---------------     -------------
Net cash used in investing activities....................................          (494,204)         (1,257,367)      ( 1,064,484)
                                                                            ---------------     ---------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings............................................           455,000           1,427,821           770,000
     Repayments of borrowings............................................          (668,957)           (883,475)         (419,269)
     Costs of refinancing debt...........................................            (8,059)            (11,418)           (3,038)
     Proceeds from issuance of preferred units...........................           192,953                  --           276,000
     Proceeds from issuance of limited partnership units.................           525,013              85,313                --
     Proceeds from issuance of Class A units.............................                --             445,247           688,672
     Distributions to Class A unitholders................................          (161,569)           (156,429)          (77,461)
     Distributions to preferred unitholders..............................           (30,563)            (18,816)          (15,549)
     Preferential allocations............................................           (44,145)             (9,240)           (4,719)
     Exercise of share options...........................................             2,458                 812               633
                                                                            ---------------     ---------------     -------------
Net cash provided by financing activities................................           262,131             879,815         1,215,269
                                                                            ---------------     ---------------     -------------
Net (decrease) increase in cash and cash equivalents.....................           (55,178)           (188,146)          266,258
Cash and cash equivalents at beginning of year...........................           167,808             355,954            89,696
                                                                            ---------------     ---------------     -------------
Cash and cash equivalents at end of year.................................   $       112,630     $       167,808     $     355,954
                                                                            ===============     ===============     =============
Supplemental Disclosure of Cash Flow Information:
     Cash payments for interest..........................................   $       143,665     $       111,089     $      38,968
                                                                            ===============     ===============     =============
NON-CASH TRANSACTIONS:
     Financing in connection with acquisitions...........................   $       188,000     $       526,000     $     403,279
     Class A units issued in connection with acquisitions................                --              29,000           102,015
     Units issued in connection with acquisitions........................           302,100             184,000           177,000
     Unrealized gain (loss) on securities available for sale.............            15,603              (5,047)              158
     Depreciation of securities held in officer's deferred

        compensation trust...............................................               579              10,464                --


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS

       Vornado Realty L.P. (the "Operating Partnership," including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997, when Vornado Realty Trust ("Vornado") a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the limited partnership common interest in, the Operating Partnership at March 1, 2000. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

       The Company currently owns directly or indirectly:

Office Building Properties ("Office"):

              (i) all or portions of 22 office building properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.0 million square feet;

              (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

              (iii) 56 shopping center properties in six states and Puerto Rico aggregating approximately 12.0 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

              (iv) the Merchandise Mart properties containing approximately 6.8 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

              (v) a 60% interest in partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 428 million cubic feet of refrigerated space (excludes 15 additional warehouses containing approximately 91 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities;

Other Real Estate Investments:

              (vi) approximately 32% of the outstanding common stock of Alexander's, Inc. ("Alexander's"), which has eight properties in the New York City metropolitan area;

              (vii) the Hotel Pennsylvania in New York City contains approximately 800,000 square feet of space with 1,700 rooms and approximately 400,000 square feet of retail and office space;

              (viii) approximately 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

              (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

              (x)       other real estate and investments.

                               VORNADO REALTY L.P.

OPERATIONS OF VORNADO OPERATING COMPANY

       In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.

       The Company and Vornado Operating are parties to certain agreements described below.

   Revolving Credit Agreement

       Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.09% at December 31, 1999). The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 1999, $4,587,000 was outstanding under the Revolving Credit Agreement.

   Agreement with Vornado Operating

       The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (a) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (b) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

       Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement compensation for such services was $330,000 for the year ended December 31, 1999 and $50,000 for the period from October 16, 1998 (commencement date) through December 31, 1998.

       Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

   Vornado Operating's Management

       Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold a corresponding position with Vornado Operating.

   Temperature Controlled Logistics Business

       On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of the Company have a 60% interest and affiliates of Crescent Real Estate Equities Company have a 40% interest acquired each of AmeriCold Corporation ("AmeriCold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

                               VORNADO REALTY L.P.

       On March 12, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of the Cold Storage Companies encompassing the operations of the cold storage business for approximately $48,000,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics") The new partnership leases the underlying cold storage warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent was approximately $134,000,000 for the period from March 12, 1999 through December 31, 1999. The new partnership has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share is $3,240,000.

   Disposition and Acquisition of Interest in CESCR

       On December 31, 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating Company for an aggregate purchase price of approximately $12,900,000 or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of Vornado Operating's working capital. After giving effect to this purchase, the Company owned approximately 9.6% of CESCR as of December 31, 1998. In connection with this purchase, the Company granted to Vornado Operating an option to require the Company to repurchase all of the CESCR units at the price at which Vornado Operating purchased the CESCR units, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, Vornado Operating exercised such option and the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

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

       RECLASSIFICATIONS: Certain prior year balances have been reclassified in order to conform to current year presentation.

       REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases. Additions to real estate include interest expense capitalized during construction of $7,012,000 and $1,410,000 for the years ended December 31, 1999 and 1998.

       The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimate fair value to reflect an impairment in the value of the asset.

       CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

       MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholders' equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

At December 31, 1999 and 1998, marketable securities had an aggregate cost of $96,787,000 and $83,043,000 and an aggregate market value of $106,503,000 and
$77,156,000 (of which $9,826,000 and $6,826,000 represents trading securities and $48,606,000 and $48,531,000 represent securities held to maturity and reported at amortized cost). Gross unrealized gains and losses were $19,374,000 and $9,658,000 at December 31, 1999, and $513,000 and $6,400,000 at
December 31, 1998. Included in marketable securities available for sale at December 31, 1999 are warrants to acquire 550,941 common shares with a market value of $11,397,000.

       NOTES AND MORTGAGE LOANS RECEIVABLE: The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate. Interest on impaired loans is recognized on a cash basis.

                               VORNADO REALTY L.P.

       DEFERRED CHARGES: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

       OFFICERS COMPENSATION PAYABLE: In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" (EITF 97-14). EITF 97-14 applies to the Company's accounting treatment of the Officers Compensation Payable as reflected in the balance sheet. The transition guidance of EITF 97-14 required the Company to record a charge to equity of $10,464,000 which represents the appreciation in the value of the stock from the date the trust was established (at which time the price of the stock was $21.75 per share) to September 30, 1998 (at which time the price of the stock was $33.13 per share). In subsequent periods, appreciation in the stock's price above $33.13 will be recognized as compensation expense and, if the price fluctuates between $33.13 and $21.75, equity would be adjusted. For the year ended December 31, 1998, approximately $340,000 was recognized as compensation expense as the share price was $33.50 on December 31, 1998. For the year ended December 31, 1999, approximately $340,000 was recognized as a reduction of compensation expense and approximately $579,000 was recorded as a reduction of partners' capital as the share price was $32.50 on December 31, 1999.

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

       INCOME TAXES: No provision has been made for income taxes in the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the individual partners. Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 1999 and 1997, were characterized for Federal income tax purposes as ordinary income. Dividend distributions for the tax year ended December 31, 1998 were characterized as ordinary income (81%), return of capital (17%) and capital gain (2%).

       The net basis of the Company's assets and liabilities for tax purposes is approximately $1,617,000,000 lower than the amount reported for financial statement purposes.

       AMOUNTS PER UNIT: Basic earnings per unit is computed based on average units outstanding. Diluted earnings per unit considers the effect of options, warrants and convertible securities. All unit and per unit information has also been adjusted for a 2-for-1 unit split in October 1997.

       STOCK OPTIONS: The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. An equivalent number of units are issued when options are exercised.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. The Company does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.    ACQUISITIONS

       The Company completed approximately $807 million of real estate acquisitions or investments from January 1, 1999 through March 2000 and $2.4 billion in 1998. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate. The following are the details of the acquisitions or investments by segment:

Office:

      CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

       In October 1997, the Company acquired a 15% limited partnership interest in CESCR for $60,000,000. CESCR owns interests in and manages approximately 10.7 million square feet of office properties in Northern Virginia and Washington, D.C. and manages an additional 7.9 million square feet of office and other commercial properties in the Washington, D.C. area. In October 1998, CESCR issued partnership units in connection with a significant roll-up transaction reducing the Company's limited partnership interest to 11.3%.

       In December 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900,000. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200,000.

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

                               VORNADO REALTY L.P.

       The purchase price was paid to CAPI by Vornado issuing $250,000,000 of 6% Convertible Preferred Units. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

       In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000,000 of the Partnership units issued to CAPI as well as certain real estate assets.



      WESTPORT CORPORATE OFFICE PARK

       In January 1998, the Company acquired the Westport Corporate Office Park from a limited partnership that included members of the Mendik Group (Messrs. Mendik and Greenbaum and certain entities controlled by them are referred to herein as the "Mendik Group"). The purchase price was approximately $14,000,000 consisting of $6,000,000 of cash and an $8,000,000 mortgage loan for the two buildings.

       Subsequent to year end the Company entered into an agreement to sell this property for approximately $24,000,000.

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

       On January 12, 1999, the Company completed the acquisition of 888 Seventh Avenue, a 46 story Manhattan office building, for approximately $117,000,000, of which $55,000,000 was indebtedness.

      770 BROADWAY

       In July 1998, the Company acquired 770 Broadway, a Manhattan office building, for approximately $149,000,000, including $18,000,000 of Operating Partnership Units.

                             VORNADO REALTY L.P.

      689 FIFTH AVENUE

       In August 1998, the Company acquired 689 Fifth Avenue, a 84,000 square foot Manhattan specialty building for approximately $33,000,000 from a partnership that included Bernard H. Mendik, a former trustee of the Company.

      MENDIK REAL ESTATE LIMITED PARTNERSHIP PROPERTIES

       In November 1998, the Company completed the acquisition of certain properties from the Mendik Real Estate Limited Partnership ("Mendik RELP"). The acquired real estate assets include (i) a leasehold interest in the Saxon Woods Corporate Center located at 550/600 Mamaroneck Avenue, in Harrison, New York,
(ii) the remaining 60% interest in an office building located at Two Park Avenue, in Manhattan (the Company already owned 40%) and (iii) a leasehold interest in an office building located at 330 West 34th Street, also in Manhattan. The aggregate purchase price of approximately $106,000,000, consists of $31,000,000 of cash, $29,000,000 of the Company's common shares and $46,000,000 of debt.

      909 THIRD AVENUE

       On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for approximately $123,000,000, of which $109,000,000 was indebtedness.

      595 MADISON AVENUE

       On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for approximately $125,000,000 in cash.

      GREENPOINT LEASEHOLD INTEREST

       On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in approximately 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for approximately $37,300,000.

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

      VORNADO-CERUZZI JOINT VENTURES

       On January 4, 2000 and January 25, 2000, the Company and its joint venture partner acquired fee and/or leasehold interests in six properties located in Pennsylvania, Virginia and Maryland formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price for the 500,000 square feet acquired was $15,000,000. The Company's share of this investment is 80% or $12,000,000.

                               VORNADO REALTY L.P.

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

      MARKET SQUARE COMPLEX

       In December 1998, Vornado completed the acquisition of the 1.07 million square foot Market Square Complex of showrooms in High Point, North Carolina. The consideration was approximately $97,000,000 consisting of $46,000,000 in debt, $44,000,000 in Operating Partnership Units and 6.5% Preferred Operating Partnership Units convertible at $43.74 per unit and $7,000,000 of cash. The acquired real estate assets include the Market Square, Hamilton Market and Furniture Plaza showroom buildings and the High Point Holiday Inn hotel.

       In a second transaction, the Company acquired the 243,000 square foot National Furniture Mart, which is adjacent to the forementioned properties, in High Point. The price was approximately $17,700,000 consisting of $3,800,000 in cash and $13,900,000 in debt.

Temperature Controlled Logistics Business:

       In June 1998, a partnership in which Vornado owns a 60% interest through a preferred stock affiliate acquired the assets of Freezer Services, Inc., consisting of nine cold storage warehouses in the central United States for approximately $133,000,000, including $107,000,000 in cash and $26,000,000 in indebtedness. The Company's share of this investment was $80,000,000. Additionally, in July 1998, the Carmar Group cold storage warehouse business was acquired for approximately $158,000,000, including $144,000,000 in cash and $14,000,000 in indebtedness. The Company's share of this investment was $95,000,000. Carmar owns and operates five cold storage distribution warehouses in the midwest and southeast United States.

Other Real Estate Investments:

      HOTEL PENNSYLVANIA

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

       On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000,000 and assumed $24,000,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

After the acquisitions noted above, the Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate in which the Company owns all of the preferred equity and none of the common equity.

                               VORNADO REALTY L.P.

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

       On March 9, 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships.
The Company's additional investment of $52,435,000 consisted of $47,790,000 in Operating Partnership Units and $4,645,000 in cash.

       On October 15, 1999, the Company completed the acquisition of $15,600,000 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

      STUDENT HOUSING JOINT VENTURE

       On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.



      PRO FORMA INFORMATION

       The unaudited pro forma information set forth below presents (i) the condensed consolidated operating results for the Company for the years ended December 31, 1999 and 1998 as if (a) the acquisitions described above and the financings attributable thereto had occurred on January 1, 1998. No condensed consolidated pro forma balance sheet data is presented as there have been no material acquisitions subsequent to December 31, 1999.

      CONDENSED PRO FORMA CONSOLIDATED OPERATING RESULTS (UNAUDITED)



                                                                                        PRO FORMA YEAR ENDED DECEMBER 31,

                                                                           ------------------------------------------------------
                                                                                           1999                          1998
                                                                                     --------------               --------------
              (amounts in thousands except per unit amounts)


     Revenues..........................................................              $     719,600                $     685,000
                                                                                     =============                =============
     Net income........................................................              $     201,600                $     191,700

     Preferred unit distributions......................................                    (33,400)                     (21,700)
                                                                                     -------------                -------------
     Net income applicable to Class A units............................              $     168,200                $     170,000
                                                                                     =============                =============
     Net income per Class A unit-basic.................................              $        1.96                    $    1.97
                                                                                     =============                    =========
     Net income per Class A unit-diluted...............................              $        1.93                    $    1.93
                                                                                     =============                    =========

                                      -79-

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

BALANCE SHEET DATA:


                                                                                           100% OF THESE ENTITIES
                                                                 -----------------------------------------------------------------
                            COMPANY'S INVESTMENT              TOTAL ASSETS                 TOTAL DEBT           TOTAL EQUITY
                          ------------------------  --------------------------    ---------------------   ------------------------
                             1999         1998          1999           1998          1999        1998       1999         1998
                         ----------   ----------    ----------      ----------    ----------   --------   ---------   ------------
(amounts in thousands)

INVESTMENTS:
Temperature Controlled
   Logistics ....
   (60% interest)        $ 481,808    $ 459,172    $ 1,524,385    $ 1,743,212    $ 630,540   $ 642,714   $ 756,808   $  737,344
                                                   ===========    ===========    =========   =========   =========   ==========
Alexander's
   (32% interest)......    159,148      104,038    $   366,496    $   317,043    $ 329,161   $ 277,113   $  12,498   $    6,974
                                                   ===========    ===========    =========   =========   =========   ==========

Charles E. Smith
   Commercial
   Realty L.P.
   (34% interest).....     317,812       49,151    $   951,414                $  1,152,164               $(241,399)
                                                   ===========                ============               ==========
Newkirk Joint
   Ventures...........     142,670       58,665

Hotel Pennsylvania.....     59,176       47,813
Partially - Owned
   Office Buildings....     59,510       59,902
Management
   Companies, and
   other...............     95,263       49,099
                        ----------    ---------

                        $1,315,387    $ 827,840
                        ==========    =========

                               VORNADO REALTY L.P.

       Below is a summary of the debt of partially owned entities as of December 31, 1999 and 1998, none of which is guaranteed by the Company.


                                                                                                          AMOUNT OF PARTIALLY-OWNED
                                                                                                                  ENTITIES DEBT
                                                                                                          --------------------------
  (amounts in thousands)

                                                                                                               1999           1998
                                                                                                            ---------       -------
     Alexander's (32% interest):
       Term loan secured by all of Alexander's assets except for the Kings
           Plaza Regional Shopping Center, due on March 15, 2000 with interest at a blended rate of 12.95%. The portion financed by the Company ($95,000) bears interest at 14.18%
           (prepayable without penalty) (the loan has been extended to March 15, 2001 - see below)......     $ 115,000     $ 65,000
       Kings Plaza Regional Shopping Center mortgage payable, due in 2001, with interest at
           LIBOR plus 1.25% (7.75% at December 31, 1999) (prepayable without penalty)...................        95,676       90,000
       Rego Park mortgage payable, due in 2009, with interest at 7.25% (prepayable after
           June 2004 without penalty)...................................................................        82,000       75,000
       Other notes and mortgages payable................................................................        36,485       47,113

     Temperature Controlled Logistics (60% interest):
       Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in 2008, requires amortization based on a 25 year term with interest at 6.89% (prepayable

           after May 2000 with yield maintenance).......................................................       536,502      545,273
       Other notes and mortgages payable................................................................        94,038       97,441

     Hotel Pennsylvania - Hotel (98% interest):
       Mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (at December 31, 1999 the interest rate is fixed at 7.00% through a swap agreement which expires on March 31, 2000)
          (prepayable without penalty)..................................................................       71,641*      120,000

     Newkirk Joint Ventures (30% interest):

       Portion of first mortgages and contract rights held by 120 Limited
          Partnerships, collateralized by the partnerships' real estate, due from 2000 to 2040, with a
          weighted average interest rate of 9.40% at December 31, 1999..................................       800,060          --

       Other debt.......................................................................................        28,000          --

     Charles E. Smith Commercial Realty L.P. (34% interest):
       20 mortgages payable due from 2000 through 2025, with interest from 2.25%
                to 9.89% at December 31, 1999 (prepayable with yield maintenance).......................       850,806      786,413

            6 mortgages payable (partially owned properties) due from 2006 through 2013, with interest from 6.51% to 10.33% at December 31,
               1999 (prepayable with yield maintenance).................................................       301,358      156,463
            Unsecured line of credit due in October 2000, with interest
                at 8.25% at December 31, 1999 (prepayable without penalty)..............................            --       26,000

     Partially Owned Office Buildings:
            330 Madison Avenue (25% interest) mortgage note payable, due in 2008,
                with interest at 6.52%  (prepayable with yield maintenance).............................        60,000       60,000
            Other notes and mortgages payable (50% owned by Vornado)....................................        43,968       34,425

       Las Catalinas Mall (50% interest):
          Mortgage notes payable, due in 2013 with interest at 6.97% (prepayable after
                December 2002 with yield maintenance)...................................................        70,212       70,941

       Other mortgages payable..........................................................................        13,000           --

------------------------------------
* The balance of the mortgage of $47,761 applicable to the commercial portion of the building is reflected in the Company's wholly-owned debt in 1999, see Note 5.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME STATEMENT DATA:


                                              COMPANY'S INCOME
                                           FROM PARTIALLY OWNED                      100% OF THESE ENTITIES
                                                                      -----------------------------------------------------------
                                                 ENTITIES                 TOTAL REVENUES                  NET INCOME (LOSS)
                                          -----------------------     --------------------------     ----------------------------
                                           1999    1998      1997      1999      1998       1997     1999       1998         1997
                                          -------  ----     -----     ------    ------     ------    -----     ------       -----
(amounts in thousands)

Income Applicable to
   Alexander's:(1)......................

   32% share of equity in income .......
      (loss) (29.3% prior to
      October 1999)..................... $1,021  $(2,272)  $   1,580  $ 64,390  $51,663   $25,364  $5,524(2) $(6,055)(2)  $7,466(2)
                                                                      ========  =======   =======  ========= ===========  =========
   Interest income......................  6,406    5,395       6,293
                                         ------   ------   ---------

                                         $7,427   $3,123   $   7,873
                                         ======   ======   =========
Temperature Controlled Logistics........:
   60% share of equity in net
      income(3)........................ $31,468  $10,249   $   1,000  $264,266  $567,867   $78,699   $54,198    $16,988      $  90
                                                                      ========  ========   =======   =======    =======      =====
   Management Fee (40% of 1%
      per annum of the Total
      Combined Assets,
      as defined).......................  5,254    4,942         720
                                         -----    -----    ---------
                                         36,722   15,191       1,720
 Charles E. Smith Commercial
      Realty L.P.(4).................... 18,817    4,754          85  $310,038                     $  61,102
                                                                      ========                     =========
 Newkirk Joint Ventures................. 19,922    2,712          --
 Hotel Pennsylvania...................... 5,095    3,678       1,055
 Partially-Owned Office
      Buildings(5)....................... 1,743    3,276         424
 Management Companies
      and other..........................    11    2,414       1,374
                                        -------  -------    --------

                                        $82,310  $32,025  $   4,658
                                        =======  =======  =========

---------------------
(1) Fee income is included in equity in income of Management Companies.
(2) 1999 is net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents; 1998 includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096; and 1997 includes income from the condemnation of a portion of a property of $8,914.
(3) Revenues and net income reflect lease payments from AmeriCold Logistics from March 12, 1999 through December 31, 1999 and business operations for the periods prior.

(4) 15% interest from October 1997 to December 1998, 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.
(5) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). In 1998 and 1997 the Company had a 40% interest in Two Park Avenue which is now wholly-owned.




      ALEXANDER'S

       The investment in and loans and advances to Alexander's are comprised of:


                                                                                           DECEMBER 31,
                                                                               -------------------------------
                                                                                      1999             1998
                                                                               ------------        -----------
             (amounts in thousands)


             Common stock, net of $2,796,000 and $2,196,000 of accumulated
                  depreciation of buildings................................    $     59,912      $     53,157
             Loan receivable...............................................          95,000            45,000
             Leasing fees and other receivables............................           2,393             5,441
             Equity in income..............................................           1,843               222
             Deferred expenses.............................................              --               218
                                                                               -------------     ------------
                                                                               $    159,148      $    104,038
                                                                               ============      ============

                               VORNADO REALTY L.P.

       On October 20, 1999, the Company lent Alexander's $50,000,000 on the same terms and conditions as the Company's existing $45,000,000 loan to Alexander's, including the interest rate of 14.18%. Both loans, which were scheduled to mature in March 15, 2000, have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.

       Alexander's is currently undertaking the excavation and laying foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, Alexander's paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to the Company (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is subject to 100% excise tax on income derived from the sale of "dealer property" (i.e. condominiums), the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which Alexander's owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

       On October 21, 1999, the Company increased its ownership in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956,000.

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

       The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by Alexander's tenants, the Company is due $1,756,000 at December 31, 1999. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

       As of December 31, 1999, Interstate Properties and its partners owned approximately 17.8% of the common shares of beneficial interest of the Company and 27.3% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's, Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

                               VORNADO REALTY L.P.

5.   DEBT

      Following is a summary of the Company's debt:

                                                                                                       DECEMBER 31,
                                                                                                -------------------------
(amounts in thousands)                                                                             1999            1998
                                                                                                ------------   ----------
Notes and Mortgage Payable:
   Fixed Interest:
     Mortgage payable cross collateralized by an aggregate of 44 shopping centers and warehouse/industrial properties, due on December 1, 2000 with
       interest at 6.36% (prepayable with yield maintenance) (1).............................   $   224,865    $   227,000
     Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
       with yield maintenance)...............................................................        53,129         53,901
     866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
       (prepayable without penalty)..........................................................        33,000         33,000
     Monteheidra Town Center mortgage pass-through certificates, due in
       2007 ($51,543) and 2009 ($10,075), requires amortization based on 30 year term with interest at 8.23% (prepayable after August 1999 with
       yield maintenance)....................................................................        61,618         62,181
     Two Penn Plaza mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 7.08% (prepayable after
       March 2000 with penalty fee) (4)......................................................       163,147         80,000
     Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
       (prepayable with yield maintenance)...................................................        49,537         50,878
     Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
       (prepayable after May 2000 with yield maintenance)....................................       156,798        158,575
     Other mortgages payable.................................................................        31,542         38,688
                                                                                                -----------    -----------
                                                                                                    773,636        704,223

   Variable Interest:
     Washington Design Center mortgage payable, due on November 27, 2000, requires amortization based on a 25 year term with interest at LIBOR plus
       1.35% (6.83% at December 31, 1999) (prepayable without penalty) ......................        23,932         24,225
     Two Park Avenue mortgage payable, due on March 1, 2000, interest at LIBOR plus
       1.50% (8.00% at December 31, 1999) (prepayable without penalty) (2)...................        65,000         65,000
     Merchandise Mart mortgage payable, due in September 2002, interest at
       LIBOR plus 1.50% (7.97% at December 31, 1999) (prepayable
       after August 2000 with penalty fee) (6)...............................................       250,000        250,000
     One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
       1.25% (7.73% at December 31, 1999) (prepayable after June 1999 without
       penalty) (3)..........................................................................       275,000        275,000
     Hotel Pennsylvania - (commercial) mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (at
       December 31, 1999, the interest rate is fixed at 7.00% through a
       swap agreement which expires on March 31, 2000) (prepayable without penalty)..........        47,761             --
     350 North Orleans mortgage payable, due in 2002, interest at LIBOR + 1.65%
       (8.13% at December 31, 1999) (prepayable with yield maintenance) (5)..................        40,000             --
     909 Third Avenue mortgage payable, due in 2002, interest at LIBOR + .60%
       (7.08% at December 31, 1999) (prepayable with penalty fee)............................       108,754             --
     888 Seventh Avenue mortgage payable, due in 2002, interest at LIBOR + 1.75%
       (6.81% at December 31, 1999) (prepayable with yield maintenance)......................        55,000             --
     Seven individual notes or mortgages payable collateralized by the Market Square
       Complex with maturity dates ranging from 2000 through 2013 and interest rates ranging from 7.40% to 8.83% at
       December 31, 1999.....................................................................        42,721         45,302
                                                                                                -----------    -----------
       Total notes and mortgages payable.....................................................     1,681,804      1,363,750
Unsecured revolving credit facility, interest at LIBOR plus .90% (7.39% at
   December 31, 1999) (prepayable without penalty)...........................................       367,000        687,250
                                                                                                -----------    -----------
       Total Debt............................................................................   $ 2,048,804    $ 2,051,000
                                                                                                ===========    ===========

                               VORNADO REALTY L.P.

(1) On March 1, 2000 the Company completed a $500,000,000 private placement of 10-year, 7.83% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility.

(2) On March 1, 2000, the Company completed a $90,000,000 refinancing of its Two Park Avenue office building. The Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount on the property. The Company expects to receive the remaining $25,000,000 prior to June 30, 2000 upon satisfying certain closing conditions. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (7.39% at March 1, 2000).

(3) In June 1998, the Company completed a $275,000,000 refinancing of its One Penn Plaza office building and borrowed $170,000,000 pursuant thereto. In the third quarter of 1998, the Company borrowed the remaining $105,000,000. The debt matures in June 2002, is prepayable at anytime, and bears interest at LIBOR + 1.25% (7.73% at December 31, 1999). This debt replaced the $93,192,000 bridge-mortgage loan financing put in place when the property was acquired. The Company entered into an interest rate cap agreement ($275,000,000 notional amount) to reduce the impact of changes in interest rates on this loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 1999 approximates its cost.

(4) On February 18, 1999, the Company completed a $165,000,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000,000 debt on the property.

(5) On July 18, 1999, the Company completed a $70,000,000 mortgage financing of its 350 North Orleans property in Chicago. The Company received proceeds of $40,000,000 and is expected to receive the remaining $30,000,000 during the next year upon meeting certain debt service coverage requirements.

(6) On September 21, 1999, the Company completed a $250,000,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000,000 is further secured by a letter of credit. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap with a notional amount of $250,000,000, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap with a notional amount of $250,000,000 to a third party on the same terms as the cap the Company purchased.

      The net carrying value of properties collateralizing the notes and mortgages amounted to $2,501,882,000 at December 31, 1999. As at December 31, 1999, the maturities for the next five years and thereafter are as follows:

                  (in thousands)

                  YEAR ENDING DECEMBER 31,                                AMOUNT
                  ------------------------                              -------------
                  2000...........................................       $   328,135

                  2001...........................................           21,423

                  2002...........................................           528,687

                  2003...........................................           406,272

                  2004...........................................           483,541

                  Thereafter.....................................           280,746

                                     -85-

                              VORNADO REALTY L.P.

6.   PARTNERS' CAPITAL

     The following table sets forth the details of partners' capital at December 31, 1999 and 1998.




                                                   Outstanding Units at                         Preferred
                                              ------------------------------      Per Unit       or Annual       Conversion
                                               December 31,     December 31,    Liquidation    Distribution      Rate Into
                                                   1999             1998        Preference        Rate         Class A Units
                                              --------------   -------------   ------------   --------------  ---------------

     Preferred Units:
       Series A.............................       5,789,239      5,789,239      $ 50.00       $   3.25             --
       Series B.............................       3,400,000             --      $ 25.00       $  2.125             --
       Series C.............................       4,600,000             --      $ 25.00       $  2.125             --
       5.0% B-1 Convertible Preferred.......         899,566        899,566      $ 50.00       $   2.50           .914
       8.0% B-2 Convertible Preferred.......         449,783        449,783      $ 50.00       $   4.00           .914
       6.5% C-1 Convertible Preferred.......         747,912        747,912      $ 50.00       $   3.25         1.1431
       8.5% D-1 Cumulative Redeemable
         Preferred .........................       3,500,000      3,500,000      $ 25.00       $  2.125           (a)
       8.375% D-2 Cumulative Redeemable
         Preferred..........................         549,336             --      $ 50.00       $ 4.1875           (a)
       8.25% D-3 Cumulative Redeemable
         Preferred..........................       8,000,000             --      $ 25.00       $ 2.0625           (a)
       8.25% D-4 Cumulative Redeemable
         Preferred..........................       5,000,000             --      $ 25.00       $ 2.0625           (a)
       8.25% D-5 Cumulative Redeemable
         Preferred..........................       7,480,000             --      $ 25.00       $ 2.0625           (a)
       6.0% E-1 Convertible Preferred.......       4,998,000             --      $ 50.00       $   3.00(b)      1.1364
                                                  ----------     ----------
                                                  45,413,836     11,386,500
                                                  ==========     ==========

     General Partnership Interest(g)
     Limited Partnership Units:
       Class A..............................      92,583,570(c)  86,964,323(c)        --       $   1.80           (d)
       Class C..............................              --      3,534,098           --       $   1.69(e)         1.0(e)
       Class D..............................         876,543      1,332,596           --       $  2.015            1.0(f)
                                                  ----------     ----------
                                                  93,460,113     91,831,017
                                                  ==========     ==========

      -------------

      (a) Redeemable for an equivalent of the Company's preferred shares.

      (b) Increases to $3.25 over the next three years and fixes at $3.38 in March 2007.

      (c) Included in Class A units are 86,335,741 and 85,076,542 units owned by the general partner at December 31, 1999 and 1998, respectively.

      (d) Class A units are redeemable at the option of the holder for cash or, at the Company's option, one common share of beneficial interest in Vornado.

      (e) Class C units automatically converted to Class A units in the third quarter of 1999. Prior to conversion, the Class C unit holders had participated in distributions at an annual rate of $1.69, then pari passu with the Class A units.

      (f) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

      (g) Vornado is the sole general partner.


During the three years ended December 31, 1999, Vornado sold $1,133,672,000 of Common Shares, $276,000,000 of Convertible Preferred Shares and $193,300,000 of Cumulative Redeemable Preferred Shares. The following are the details of the sales.

Sale of Common Shares

      In October 1997, Vornado sold 14,000,000 common shares and an additional 2,100,000 common shares in November 1997 when the underwriters exercised in full their over-allotment option. The shares were sold at a price of $45.00 per share which, net of expenses, yielded approximately $688,672,000. An equivalent number of units were issued to Vornado for the share sold.

                               VORNADO REALTY L.P.

      In April 1998, Vornado completed the sale of 10,000,000 common shares of beneficial interest, par value $.04 per share pursuant to an effective registration statement with net proceeds to the Company of approximately $401,000,000. On April 29, 1998, Vornado sold 1,132,420 common shares to a unit investment trust, which were valued for the purpose of the trust at $41.06 per share, resulting in net proceeds of approximately $44,000,000. An equivalent number of units were issued to Vornado for the shares sold.

Sale of Convertible Preferred Shares

      In April 1997, Vornado completed its public offering of 5,750,000 Series A Convertible Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share. The preferred shares bear a coupon of 6 1/2% and are convertible into common shares at $36.11 per share. The offering, net of expenses, generated approximately $276,000,000 which was used to fund the cash portion of the Mendik Transaction. In connection with the acquisition of Arbor in December 1997, the Company issued approximately 2,936,000 common shares and 39,400 Series A Convertible Preferred Shares of Beneficial Interest. The approximate value of the shares issued at the time of the acquisition was $102,000,000. An equivalent number of units were issued to Vornado for the shares sold.

Sale of Cumulative Redeemable Preferred Shares

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

      On May 17, 1999, Vornado completed the sale of 4 million 8.5% Series C Cumulative Redeemable Preferred Shares, at a price of $25.00 per share, pursuant to an effective registration statement with net proceeds to the Company of approximately $96,900,000. Additionally, on May 19, 1999, 600,000 shares were sold when the underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of $14,500,000. The perpetual preferred shares may be called without penalty at the option of the Company commencing on May 17, 2004. An equivalent number of units were issued to Vornado for the shares sold.

      On October 20, 1997, the Company paid a 100% unit distribution to unitholders. All unit and per unit information has been adjusted to reflect this two-for-one unit split.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   EMPLOYEES' SHARE OPTION PLAN

      Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares of Vornado. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant. 921,697 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant, and 7,050,655 shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant. An equivalent number of units are issued when options are exercised.

      The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1999.

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per unit would have been reduced to the pro-forma amounts below, for the years ended December 31, 1999, 1998 and 1997:


                                                                                                DECEMBER 31,
                                                                                 ---------------------------------------------
                                                                                    1999             1998            1997
                                                                                 --------------    ----------    -------------
         (amounts in thousands, except unit amounts)

         Net income applicable to Class A units:

             As reported...................................................       $ 177,427        $ 133,153     $   45,474
             Pro-forma.....................................................         151,836          117,938         38,416
         Net income per unit applicable to Class A units:

             Basic:

               As reported.................................................       $    1.97        $    1.62     $         .83
               Pro-forma...................................................            1.77             1.46               .70

             Diluted:

               As reported.................................................            1.94             1.59               .79
               Pro forma...................................................            1.74             1.43               .67

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 1999, 1998 and 1997.


                                                                                        DECEMBER 31,
                                                                             -------------------------------
                                                                              1999        1998        1997
                                                                             --------   ---------   --------

   Expected volatility...................................................       19%        19%         25%
   Expected life.........................................................     5 years    5 years     5 years
   Risk-free interest rate...............................................      6.4%       4.6%        6.4%
   Expected dividend yield...............................................      5.9%       5.3%        3.4%


      A summary of the Plan's status, and changes during the years then ended, is presented below:


                                                 DECEMBER 31, 1999            DECEMBER 31, 1998             DECEMBER 31, 1997
                                           -----------------------------   --------------------------  --------------------------
                                                              WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                                               AVERAGE                     AVERAGE                      AVERAGE
                                             SHARES/           EXERCISE      SHARES/       EXERCISE     SHARES/         EXERCISE
                                              UNITS             PRICE         UNITS         PRICE        UNITS            PRICE
                                          -------------    -------------   ------------  ------------  ------------  -------------

Outstanding at January 1.................    8,724,316       $    32.35      5,529,917     $   24.43     4,139,386       $  22.51

Granted..................................    3,301,550            33.53      3,436,250         44.99     1,521,500          29.99

Exercised................................     (132,119)           18.64        (41,851)        21.95       (33,969)         18.69

Cancelled................................     (421,395)           37.71       (200,000)        32.93       (97,000)         31.25
                                            ----------                      ----------                   ---------

Outstanding at December 31...............   11,472,352       $    32.65      8,724,316     $   32.35     5,529,917       $  24.43
                                            ==========                      ==========                   =========

Options exercisable at December 31.......    4,546,429                       2,703,407                   1,327,418
                                            ==========                      ==========                   =========
Weighted-average fair value of options
    granted during the year ended

    December 31 (per option).............   $     4.43                       $    5.33                   $    7.87
                                            ==========                      ==========                   =========

                              VORNADO REALTY L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The following table summarizes information about options outstanding under the Plan at December 31, 1999:


                                             OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                       ------------------------------------------------------------    ----------------------------------------
                             NUMBER           WEIGHTED-AVERAGE                                NUMBER
        RANGE OF         OUTSTANDING AT         REMAINING          WEIGHTED-AVERAGE       EXERCISABLE AT       WEIGHTED-AVERAGE
     EXERCISE PRICE     DECEMBER 31, 1999     CONTRACTUAL LIFE       EXERCISE PRICE      DECEMBER 31, 1999       EXERCISE PRICE
     --------------    -------------------   ------------------    ----------------     -------------------    ----------------

     $6  to  $12                 45,368          3.0 Years               $11                   45,368               $11
    $17  to  $19                430,579          5.1 Years                18                  430,579                18
             $23              3,500,000          6.9 Years                23                2,100,000                23
    $26  to  $27                275,250          7.1 Years                26                  275,250                26
             $30                680,000          7.4 Years                30                  422,100                30
    $31  to  $36              3,318,300          9.0 Years                34                  176,620                34
    $37  to  $40                265,510          8.4 Years                39                   80,410                39
    $41  to  $44                117,795          8.2 Years                43                   42,093                43
             $45              2,574,550          8.1 Years                45                  883,909                45
             $48                265,000          8.1 Years                48                   90,100                48
                            -----------                                                    ----------
     $6  to  $48             11,472,352          7.8 Years               $33                4,546,429               $29
                            ===========                                                    ==========

Vornado shares available for future grant under the Plan at December 31, 1999 were 8,223,227.

      In connection with the acquisition of Arbor in December 1997, the Company issued 60,000 options to a third party outside of the Plan parameters. These options were granted at $43.75 per share and immediately vested. No expense was incurred related to this issuance as it was accounted for as component of the acquisition price.

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

      Pension expense includes the following components:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                  1999              1998              1997
                                                                               -----------       ------------    -------------
           (amounts in thousands, except percentages)
           Service cost--benefits earned during the period...............       $    --             $    --          $   115
           Interest cost on projected benefit obligation.................           559                 594              607
           Actual return on assets.......................................          (387)               (334)            (494)
           Net amortization and deferral.................................            53                  51              347
                                                                                -------             -------          -------
           Net pension expense...........................................       $   225             $   311          $   575
                                                                                =======             =======          =======
           Assumptions used in determining the net
                pension expense were:
           Discount rate.................................................         7 3/4%              6 3/4%           7 1/4%
           Rate of increase in compensation levels.......................            --*                 --*           5 1/2%
           Expected rate of return on assets.............................             7%                  7%               7%

         * Not applicable, as benefits under the Plan were frozen in December 1997.

                              VORNADO REALTY L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:


                                                                                          DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             1999              1998             1997
                                                                          ------------    ------------    -------------
(amounts in thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation......................................       $   7,492        $   8,853         $   8,245
                                                                          =========        =========         =========
    Accumulated benefit obligation.................................       $   7,558        $   8,952         $   8,337
                                                                          =========        =========         =========
    Projected benefit obligation...................................       $   7,558        $   8,952         $   8,337
    Plan assets at fair value......................................           5,284            5,551             4,901
                                                                          ---------        ---------         ---------
Projected benefit obligation in excess of plan assets..............           2,274            3,401             3,436
Unrecognized net obligations.......................................          (1,279)          (2,269)           (1,086)
Adjustment required to recognize minimum liability.................           1,279            2,269             1,086
                                                                          ---------        ---------         ---------
Accrued pension costs..............................................       $   2,274        $   3,401         $   3,436
                                                                          =========        =========         =========

      Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.   LEASES

   As lessor:

      The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 1999, future base rental revenue under noncancellable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

                       (in thousands)

                       YEAR ENDING DECEMBER 31:                                                    AMOUNT
                       -----------------------                                                   -----------
                       2000................................................................       $ 572,893
                       2001................................................................         545,003
                       2002................................................................         514,915
                       2003................................................................         474,823
                       2004................................................................         440,655
                       Thereafter..........................................................       2,678,987


      These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,213,000, $2,493,000 and $1,786,000 for the years ended December 31, 1999, 1998 and 1997.

      None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 1999.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   As lessee:

      The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 1999, are as follows:

                   (in thousands)

                   YEAR ENDING DECEMBER 31:                                                        AMOUNT
                   ------------------------                                                      ----------
                   2000.....................................................................     $ 14,917
                   2001.....................................................................       14,837
                   2002.....................................................................       14,415
                   2003.....................................................................       13,688
                   2004.....................................................................       12,770
                   Thereafter...............................................................      402,652


      Rent expense was $14,269,000, $5,937,000 and $2,001,000 for the years ended December 31, 1999, 1998 and 1997.

10.  COMMITTMENTS AND CONTINGENCIES

      At December 31, 1999, in addition to the $367 million balance outstanding under the Company's revolving credit facility, the Company had utilized $117 million of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

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

11.  NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDINGS

      In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012,000 and the Company recorded a gain of $7,955,000 (the agreed upon amount, net of the carrying value of the shopping center of $1,057,000). The insurance carrier had previously advanced $5,550,000 to the Company. The reconstruction of the shopping center was completed in 1999.

      In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, (which reflects the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000). The Company is appealing the amount of the award.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

13.   OTHER RELATED PARTY TRANSACTIONS

      At December 31, 1999, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,122,500 ($4,705,000 of which is shown as a reduction in shareholders' equity). During 1999, the Company amended Mr. Roth's loan to, (i) reset the interest rate to 4.49% per annum (based on the applicable Federal rate) from a floating rate equal to the broker call rate and (ii) extend the maturity to January 2006 from December 2002. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 1999, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $7,600,000. The loans mature in 2003 and bear interest, payable quarterly at a weighted average interest rate of 5.16% (based on the applicable Federal rate). In addition, in accordance with his employment agreement, in December 1996 Mr. Fascitelli received a deferred payment consisting of $5,000,000 in cash and a $20,000,000 convertible obligation payable at the Company's option in 919,540 of Vornado common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Accordingly, the cash and Vornado common shares are being held in an irrevocable trust (the fair value of this obligation was $34,996,620 at December 31, 1999).

      Various other executive officers of the Company have loans outstanding pursuant to employment agreements of $1,146,000 at December 31, 1999. The loans bear interest at either the applicable Federal rate provided or the broker call rate (7.25% at December 31, 1999).

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 1999, 1998 and 1997, $1,262,000, $1,365,000 and
$1,184,000 of management fees were earned by the Company pursuant to the management agreement.

      The Mendik Group owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable fees charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. The Company was charged fees in connection with these contracts of $40,974,000 and $25,686,000 for the years ended December 31, 1999 and 1998 and $9,965,000 for the period from April 15, 1997 (date of acquisition of the Mendik portfolio) to December 31, 1997.

      The common stock of the preferred stock affiliates which own interests in the Temperature Controlled Logistics Companies, Hotel Pennsylvania and related management companies are owned by Officers and Trustees of Vornado.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  EARNINGS PER CLASS A UNIT

      The following table sets forth the computation of basic and diluted earnings per Class A unit:


                                                                                     YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                            1999              1998              1997
                                                                           -------------------------------------------
(amounts in thousands, except per unit amounts)
Numerator:
    Net income....................................................       $   255,677      $   168,386       $    68,316
    Preferred unit distributions..................................           (33,438)         (21,690)          (15,549)
    Preferential allocations......................................           (44,812)         (13,543)           (7,293)
                                                                         -----------      -----------       -----------
    Numerator for basic and diluted earnings per Class A

unit--income applicable to Class A units..........................       $   177,427      $   133,153       $    45,474
                                                                         ===========      ===========       ===========
Denominator:
    Denominator for basic earnings per Class A
      unit--weighted average units................................        89,895,628       81,950,394        55,097,656
    Effect of dilutive securities:

      Employee stock options......................................         1,621,386        1,931,818         2,119,553
                                                                         -----------      -----------       -----------
    Denominator for diluted earnings per Class A
      unit--adjusted weighted average units and assumed
      conversions.................................................        91,517,014       83,882,212        57,217,209
                                                                         ===========      ===========       ===========
Net income per Class A  unit--basic...............................       $      1.97      $      1.62       $      0.83
Net income per Class A  unit--diluited............................       $      1.94      $      1.59       $      0.79

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 1999, 1998 and 1997:



                                                                                                           NET INCOME PER
                                                                                                               CLASS A
                                                                                       NET INCOME              UNIT (1)
                                                                                      APPLICABLE TO    -----------------------
                                                                      REVENUE         CLASS A UNITS      BASIC       DILUTED
(amounts in thousands, except unit amounts)                          ----------       ------------     ---------    ----------
           1999
              March 31..............................................    $  163,564      $ 44,180(2)       $.50        $.49
              June 30...............................................       166,188        43,930(2)        .50         .49
              September 30..........................................       183,555        47,236(2)        .52         .51
              December 31...........................................       183,651        42,081           .45         .45
           1998
              March 31..............................................    $   90,211      $ 26,064          $.36        $.35
              June 30...............................................       128,523        31,378           .38         .37
              September 30..........................................       140,672        40,333           .47         .46
              December 31...........................................       150,454        35,378           .41         .40
           1997
              March 31..............................................    $   29,297      $  9,690          $.19        $.18
              June 30...............................................        50,662         8,933           .17         .17
              September 30..........................................        61,868        10,385           .20         .19
              December 31...........................................        67,304        16,466           .26         .25

         (1)   The total for the year may differ from the sum of the quarters as a result of weighting.
         (2)   Net income for each of the first three  quarters of 1999 has been  restated to reflect a  correction for  depreciation  expense of a  partially-owned  entity.  The effect of such restatement for each of the first three  quarters on net income and net income per  Class A unit is as follows:
              $462,000 ($.01 per unit), $887,000 ($.01 per unit), and $887,000 ($.01 per unit), respectively.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.  SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to April 1997, the Company operated in one segment-retail real estate, primarily in the Northeast section of the United States.


         (Amounts in thousands)

                                                                                     December 31, 1999
                                                    -------------------------------------------------------------------------------
                                                                                                             Temperature
                                                                                               Merchandise   Controlled
                                                        Total         Office      Retail          Mart        Logistics    Other(2)
                                                     ----------    ----------   -----------    -----------   ----------   --------
   Total revenues................................ $   696,958    $  379,795    $  170,538    $   135,921   $       --   $ 10,704
   Total expenses................................     405,854       227,680        74,062         74,624           --     29,488
                                                   ----------    ----------   -----------    -----------   ----------   --------
   Operating income..............................     291,104       152,115        96,476         61,297           --    (18,784)
   Income applicable to Alexander's .............       7,427            --            --             --           --      7,427
   Income from partially-owned entities..........      82,310        19,055           938             --       36,722     25,595
   Interest and other investment income..........      18,359         1,786            --            737           --     15,836
   Interest and debt expense.....................    (141,683)      (49,624)      (27,635)       (29,509)          --    (34,915)
   Minority interest.............................      (1,840)       (1,840)           --             --           --         --
                                                   ----------    ----------   -----------    -----------   -----------  --------
   Net income....................................     255,677       121,492        69,779         32,525       36,722     (4,841)
   Minority interest.............................       1,840         1,840            --             --           --         --
   Interest and debt expense (4).................     226,253        82,460        30,249         29,509       27,520     56,515
   Depreciation and amortization (4).............     143,499        64,702        16,900         17,702       31,044     13,151
   Straight-lining of rents (4)..................     (25,359)      (16,386)       (2,120)        (4,740)      (1,698)      (415)
   Other.........................................       7,451           365            --             --      2,054(3)     5,032
                                                   ----------    ----------   -----------     ----------   -----------  --------

   EBITDA(1)..................................... $   609,361    $  254,473    $  114,808    $    74,996   $   95,642   $ 69,442
                                                   ==========    ==========   ===========    ===========   ===========  ========


   Balance sheet data:
       Real estate, net.......................... $ 3,612,965    $2,208,510    $  575,633    $   753,416   $       --   $ 75,406
       Investments and advances to
         partially-owned entities................   1,315,387       382,417         3,057         32,524      481,808    415,581
       Capital expenditures:
         Acquisitions............................     394,006       388,436            --             --           --      5,570
         Other...................................     204,591        85,833        22,859         41,134       51,000      3,765

       -----------------------
       Footnotes 1-5 are explained on page 98.


         (amounts in thousands)

                                                                                 December 31, 1998
                                                      -------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                         Merchandise    Controlled
                                                         Total      Office      Retail      Mart        Logistics     Other(2)
                                                      ----------  ---------    --------   ----------   ----------     ---------
     Total revenues................................   $  509,860  $ 247,499    $167,155   $   86,521   $       --     $   8,685
     Total expenses................................      295,008    151,573      70,334       50,761           --        22,340
                                                      ----------  ---------    --------   ----------   ----------     ---------
     Operating income..............................      214,852     95,926      96,821       35,760           --       (13,655)
     Income applicable to Alexander's .............        3,123         --          --           --           --         3,123
     Income from partially-owned entities..........       32,025     10,854         258      (1,969)       15,191         7,691
     Interest and other investment income..........       24,074      4,467       2,159          639           --        16,809
     Interest and debt expense.....................     (114,686)   (25,175)   (32,249)     (18,711)           --       (38,551)
     Net gain from insurance settlement and
         condemnation proceeding...................        9,649         --          --           --           --         9,649
     Minority Interest.............................         (651)      (651)         --           --           --            --
                                                      ----------  ---------    --------   ----------   ----------     ---------
     Net income....................................      168,386     85,421      66,989       15,719       15,191       (14,934)
     Minority interest.............................          651        651          --           --           --            --
     Interest and debt expense (4).................      164,478     40,245      32,709       18,711       26,541        46,272
     Depreciation and amortization (4).............      104,299     39,246      15,520        9,899       33,117         6,517
     Net gain from insurance settlement and
         condemnation proceeding...................       (9,649)        --          --           --           --        (9,649)
     Straight-lining of rents (4)..................      (16,132)    (6,845)    (3,203)      (4,882)           --        (1,202)
     Other.........................................       15,055        (79)         --           --        8,872(3)      6,262(5)
                                                          ------        ---    --------   ----------     --------     ---------

     EBITDA(1).....................................   $  427,088  $ 158,639    $112,015   $   39,447   $   83,721     $  33,266
                                                      ==========  =========    ========   ==========   ==========     =========


     Balance sheet data:
         Real estate, net..........................   $3,089,075  $ 1,777,919  $565,723   $  729,485   $       --     $  15,948
         Investments and advances to
           partially-owned entities................      827,840      118,337     2,946       26,638      459,172       220,747
         Capital expenditures:
           Acquisitions............................    2,059,000      923,000    38,000      745,000      175,000       178,000
           Other...................................       80,548       51,162     5,535       10,314       12,463         1,074

       -----------------
       Footnotes 1-5 are explained on page 98.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       (amounts in thousands)

                                                                                 December 31, 1997
                                                       ---------------------------------------------------------------------
                                                                                                       Temperature
                                                                                         Merchandise   Controlled
                                                          Total     Office     Retail       Mart        Logistics    Other(2)
                                                       ---------   --------    --------   ---------    ---------    --------
     Total revenues................................    $ 209,131   $ 80,846    $120,299   $      --    $      --    $  7,986
     Total expenses................................      134,225     50,186      46,204          --           --      37,835
                                                       ---------   --------    --------   ---------    ---------    --------
     Operating income..............................       74,906     30,660      74,095          --           --     (29,849)
     Income applicable to Alexander's .............        7,873         --          --          --           --       7,873
     Income from partially-owned entities..........        4,658      1,015          --          --        1,720       1,923
     Interest and other investment income..........       23,767      6,834       2,296          --           --      14,637
     Interest and debt expense.....................      (42,888)    (9,009)    (19,893)         --           --     (13,986)
                                                       ---------   --------    --------   ---------    ---------    --------
     Net income....................................       68,316     29,500      56,498          --        1,720     (19,402)
     Interest and debt expense (4).................       54,395     13,707      19,893          --        5,839      14,956
     Depreciation and amortization (4).............       31,972     12,813      11,706          --        4,182       3,271
     Straight-lining of rents (4)..................       (3,932)      (645)     (2,558)         --           --        (729)
     Other.........................................         (325)     1,303         970          --           17      (2,615)
                                                       ---------   --------    --------   ---------    ---------    --------
     EBITDA(1).....................................    $ 150,426   $ 56,678    $ 86,509   $      --    $  11,758    $ (4,519)
                                                       =========   ========    ========   =========    =========    ========


     Balance sheet data:
         Real estate, net..........................   $1,390,659   $803,324    $564,214   $      --    $      --    $23,120
         Investments and advances to
           partially-owned entities................      482,787    105,586       4,451          --      243,846    128,904
         Capital expenditures:
           Acquisitions............................    1,995,000    965,000     366,000          --      600,000     64,000
           Other...................................       29,891     12,992       8,445          --        6,102      2,352

------------------
See footnotes 1-5 on the next page.

                               VORNADO REALTY L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Notes to segment information:

    (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2) Other includes (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

    (3) Includes (i) the reversal of income taxes (benefit for the year ended December 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REIT's and (ii) the add back of non-recurring unification costs.

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



17. EVENT SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT

     On March 22, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90%.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Operating Partnership is managed by Vornado, its general partner. Information relating to trustees of Vornado will be contained in a definitive Proxy Statement involving the election of trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1999, and such information is incorporated herein by reference. Information relating to Executive Officers of Vornado appears at page 46 of this Annual Report on Form 10-K.

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


                                                                                                PAGES IN THIS
                                                                                                ANNUAL REPORT
                                                                                                 ON FORM 10-K
                                                                                                --------------
          Independent Auditors' Report
             II--Valuation and Qualifying Accounts--years ended December 31, 1999,
                 1998 and 1997...............................................................        102
             III--Real Estate and Accumulated Depreciation as of December 31, 1999...........        103

      Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                          3. The following exhibits listed on the Exhibit Index
are filed with this Annual Report on Form 10-K.


EXHIBIT NO.
-----------
 3.12    Amended and Restated Bylaws of Vornado, dated March 2, 2000.

10.47    Consolidated and Restated Mortgage, Security Agreement, Assignment of
         Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as
         Mortgagee)

10.48    Indenture and Servicing Agreement, dated as of March 1, 2000, among
         Vornado, Lasalle Bank National Association, ABN Amro Bank N.V. and
         Midland Loan Services, Inc

10.49    Employment Agreement, dated January 22, 2000, between Vornado Realty
         Trust and Melvyn Blum

10.50    First Amended and Restated Promissory Note of Steven Roth, dated
         November 16, 1999

10.51    Letter agreement, dated November 16, 1999, between Steven Roth and
         Vornado Realty Trust

   12    Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
         Charges and Preferred Share Dividend Requirements.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors to Incorporation by Reference.
   27    Financial Data Schedule.


     (b) Reports on Form 8-K and Form 8-K/A

      During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                             ITEMS REPORTED                                    DATE FILED
---------------                             --------------                                    ----------
October 19, 1999         Additional $50 million loan to Alexander's, Inc.                  October 22, 1999
September 3, 1999        Issuance of Series D-3 Preferred Units and Series D-4
                         Preferred Units of Vornado Realty L.P.                            October 25, 1999
November 24, 1999        Issuance of Series D-5 Preferred Units of Vornado Realty L.P.     December 23, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VORNADO REALTY L.P.
                                 By:  Vornado Realty Trust, as general partner

                                 By:        /s/ Irwin Goldberg
                                    -------------------------------------------
                                            Irwin Goldberg, Vice President,
                                                 Chief Financial Officer

                                 Date:  March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         SIGNATURE                                            TITLE                         DATE
                         ---------                                            ------                        ----

By:        /s/  Steven Roth                                  Chairman of the Board of                 March 29, 2000
   --------------------------------------                      Trustees (Principal Executive
                (Steven Roth)                                  Officer)


By:        /s/  Michael D. Fascitelli                        President and Trustee                    March 29, 2000
   --------------------------------------
                (Michael D. Fascitelli)

By:        /s/  Irwin Goldberg                               Vice President--                         March 29, 2000
   --------------------------------------                        Chief Financial Officer
                (Irwin Goldberg)

By:        /s/  David Mandelbaum                             Trustee                                  March 29, 2000
   --------------------------------------
                (David Mandelbaum)

By:        /s/  Stanley Simon                                Trustee                                  March 29, 2000
   --------------------------------------
                (Stanley Simon)

By:        /s/  Ronald G. Targan                             Trustee                                  March 29, 2000
   --------------------------------------
                (Ronald G. Targan)

By:        /s/  Richard R. West                              Trustee                                  March 29, 2000
   --------------------------------------
                (Richard R. West)

By:        /s/  Russell B. Wight, Jr.                        Trustee                                  March 29, 2000
   --------------------------------------
                (Russell B. Wight, Jr.)

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                      COLUMN B         COLUMN C                       COLUMN D             COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                BALANCE         ADDITIONS                  DEDUCTIONS               BALANCE
                                             AT BEGINNING    CHARGED AGAINST ----------------------------------      AT END
DESCRIPTION                                     OF YEAR        OPERATIONS           DESCRIPTION          AMOUNT     OF YEAR
-----------                                 ------------    --------------   --------------------    ----------    ----------
                                                                               (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:
    Deducted from accounts receivable                                         Uncollectible accounts
      allowance for doubtful accounts.....      $ 3,044           $5,131          written-off            $883       $ 7,292
                                                =======           ======                                 ====       =======

YEAR ENDED DECEMBER 31, 1998:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts.....      $   658           $2,547          written-off            $161       $ 3,044
                                                =======           ======                                 ====       =======

YEAR ENDED DECEMBER 31, 1997:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts.....      $   575           $  305          written-off            $222       $   658
                                                =======           ======                                 ====       =======

                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (AMOUNTS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------
             COLUMN A              COLUMN B              COLUMN C              COLUMN D                   COLUMN E
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                  GROSS AMOUNT AT WHICH
                                                 INITIAL COST TO COMPANY(1)       COSTS         CARRIED AT CLOSE OF PERIOD
                                                 --------------------------    CAPITALIZED  -----------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                               BUILDINGS AND       TO                       AND
    DESCRIPTION                 ENCUMBRANCES        LAND       IMPROVEMENTS   ACQUISITION     LAND      IMPROVEMENTS    TOTAL(2)
----------------------          ------------     ---------    ---------------  ------------  -------   --------------  ---------
OFFICE BUILDINGS
NEW YORK
  MANHATTAN
     One Penn Plaza            $   275,000      $       --       $ 412,169     $  47,008     $    --      $  459,177   $ 459,177
     Two Penn Plaza                163,146          53,615         164,903        39,727      53,615         204,630     258,245
     909 Third Avenue              108,754             --          120,723         3,643          --         124,366     124,366
     770 Broadway                       --          52,898          95,686        31,744      52,898         127,430     180,328
     Eleven Penn Plaza              53,129          40,333          85,259         6,835      40,333          92,094     132,427
     Two Park Avenue                65,000          43,609          69,715           414      43,609          70,129     113,738
     90 Park Avenue                     --           8,000         175,890        10,407       8,000         186,297     194,297
     888 Seventh Avenue             55,000             --          117,269         3,479          --         120,748     120,748
     330 West 34th Street               --             --            8,599           115          --           8,714       8,714
     1740 Broadway                      --          26,971         102,890         6,293      26,971         109,183     136,154
     150 East 58th Street               --          39,303          80,216         3,234      39,303          83,450     122,753
     866 United Nations Plaza       33,000          32,196          37,534         4,261      32,196          41,795      73,991
     595 Madison (Fuller
     Building)                          --          62,731          62,888             4      62,731          62,892     125,623
     640 Fifth Avenue                   --          38,224          25,992        27,113      38,224          53,105      91,329
     40 Fulton Street                   --          15,732          26,388         1,816      15,732          28,204      43,936
     689 Fifth Avenue                   --          19,721          13,446            68      19,721          13,514      33,235
     20 Broad Street                    --             --           28,760         1,010          --          29,770      29,770
  WESTCHESTER
     550/600 Mamaroneck Avenue          --             --           21,770           687          --          22,457      22,457
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------
       Total New York              753,029         433,333       1,650,097       187,858     433,333       1,837,955   2,271,288
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------

  CONNECTICUT
     Westport                        8,000           4,544           9,753           730       4,544          10,483      15,027
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------
       Total Connecticut             8,000           4,544           9,753           730       4,544          10,483      15,027
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------

  NEW JERSEY
     Paramus                            --              --           8,345         4,303          --          12,648      12,648
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------
       Total New Jersey                 --              --           8,345         4,303          --          12,648      12,648
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------

TOTAL OFFICE BUILDINGS             761,029         437,877       1,668,195       192,891     437,877       1,861,086   2,298,963
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------






                               --------------------------------------------------------
                                COLUMN F      COLUMN G      COLUMN H     COLUMN I
                               --------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                               ACCUMULATED                                   IN LATEST
                               DEPRECIATION                                   INCOME
                                   AND          DATE OF           DATE      STATEMENT
    DESCRIPTION                AMORTIZATION  CONSTRUCTION(3)   ACQUIRED    IS COMPUTED
----------------------         ------------- ---------------   ----------  ------------
OFFICE BUILDINGS
NEW YORK
  MANHATTAN
     One Penn Plaza             $    20,806        1972         1998          39 Years
     Two Penn Plaza                  14,791        1968         1997          39 Years
     909 Third Avenue                 1,407        1969         1999          39 Years
     770 Broadway                     3,685        1907         1998          39 Years
     Eleven Penn Plaza                6,492        1923         1997          39 Years
     Two Park Avenue                  5,671        1928         1998          39 Years
     90 Park Avenue                  10,934        1964         1997          39 Years
     888 Seventh Avenue               3,038        1980         1999          39 Years
     330 West 34th Street               248        1925         1998          39 Years
     1740 Broadway                    7,761        1950         1997          39 Years
     150 East 58th Street             3,746        1969         1998          39 Years
     866 United Nations Plaza         3,063        1966         1997          39 Years
     595 Madison (Fuller
     Building)                          475        1968         1999          39 Years
     640 Fifth Avenue                 1,369        1950         1997          39 Years
     40 Fulton Street                 1,301        1987         1998          39 Years
     689 Fifth Avenue                   474        1925         1998          39 Years
     20 Broad Street                  1,058        1956         1998          39 Years
  WESTCHESTER
     550/600 Mamaroneck Avenue          663     1971/1969       1998          39 Years
                                ------------
       Total New York                86,982
                                ------------

  CONNECTICUT
     Westport                           497        1980         1998          39 Years
                                ------------
       Total Connecticut                497
                                ------------

  NEW JERSEY
     Paramus                          3,223        1967         1987          26 - 40 Years
                                ------------
       Total New Jersey               3,223
                                ------------

TOTAL OFFICE BUILDINGS               90,702
                                ------------




                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (AMOUNTS IN THOUSANDS)





-----------------------------------------------------------------------------------------------------------------------------
            COLUMN A              COLUMN B              COLUMN C              COLUMN D                   COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  GROSS AMOUNT AT WHICH
                                                 INITIAL COST TO COMPANY(1)       COSTS         CARRIED AT CLOSE OF PERIOD
                                                 --------------------------    CAPITALIZED  -----------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                               BUILDINGS AND       TO                       AND
    DESCRIPTION                 ENCUMBRANCES       LAND         IMPROVEMENTS   ACQUISITION    LAND      IMPROVEMENTS    TOTAL(2)
----------------------          ------------     ---------    ---------------  ------------  -------   --------------  ---------

     Delran                          2,848 *           756           3,184         2,213         756           5,397       6,153
     Dover                           3,635 *           224           2,330         2,497         204           4,847       5,051
     East Brunswick                  8,205 *           319           3,236         6,569         319           9,805      10,124
     East Hanover I                 11,066 *           376           3,063         3,585         477           6,547       7,024
     East Hanover II                    --           1,756           8,706            --       1,756           8,706      10,462
     Hackensack                         --             536           3,293         7,264         536          10,557      11,093
     Jersey City                    10,381 *           652           2,962         1,797         652           4,759       5,411
     Kearny (4)                         --             279           4,429       (1,208)         290           3,210       3,500
     Lawnside                        5,708 *           851           2,222         1,390         851           3,612       4,463
     Lodi                            2,420 *           245           9,339            --         245           9,339       9,584
     Manalapan                       6,397 *           725           2,447         4,935         725           7,382       8,107
     Marlton                         5,398 *         1,514           4,671           552       1,611           5,126       6,737
     Middletown                      7,761 *           283           1,508         3,942         283           5,450       5,733
     Morris Plains                   6,600 *         1,254           3,140         3,312       1,104           6,602       7,706
     North Bergen (4)                   --             510           3,390         (955)       2,309             636       2,945
     North Plainfield                2,824             500          13,340           354         500          13,694      14,194
     Totowa                         15,646 *         1,097           5,359        10,941       1,163          16,234      17,397
     Turnersville                    2,116 *           900           2,132           597         900           2,729       3,629
     Union                          15,975 *         1,014           4,527         2,802       1,014           7,329       8,343
     Vineland                        2,358 *           290           1,594         1,253         290           2,847       3,137
     Watchung (4)                       --             451           2,347         6,855       4,178           5,475       9,653
     Woodbridge                      8,792 *           190           3,047           709         220           3,726       3,946
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------
       Total New Jersey            141,031          17,064          99,543        72,989      22,940         166,656     189,596
                               ------------   ------------- ---------------    ----------   ---------  --------------  ----------
  NEW YORK

     14th Street and Union
       Square, Manhattan                --          12,566           4,044        15,023      24,079             7,554    31,633
     Albany (Menands)                   --             460           1,677         2,703         460             4,380     4,840
     Buffalo (Amherst)               4,863 *           402           2,019         2,175         636             3,960     4,596
     Freeport                        8,021 *         1,231           3,273         2,848       1,231             6,121     7,352
     New Hyde Park                   2,043 *            --              --           126          --               126       126
     North Syracuse                     --              --              --            23          --                23        23
     Rochester (Henrietta)           2,203 *            --           2,124         1,151          --             3,275     3,275
     Rochester                       2,832 *           443           2,870           594         443             3,464     3,907
     Valley Stream (Green
     Acres)                        163,785         140,069          99,586         1,286     140,069           100,872   240,941
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total New York              183,747         155,171         115,593        25,929     166,918           129,775   296,693
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------

SHOPPING CENTERS
  NEW JERSEY
     Bordentown                      3,276 *           498           3,176         1,105         713           4,066       4,779
     Bricktown                       9,919 *           929           2,175         9,180         929          11,355      12,284
     Cherry Hill                     9,706 *           915           3,926         3,300         915           7,226       8,141
                               --------------------------------------------------------
                                COLUMN F      COLUMN G      COLUMN H     COLUMN I
                               --------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                               ACCUMULATED                                   IN LATEST
                               DEPRECIATION                                   INCOME
                                   AND          DATE OF           DATE      STATEMENT
    DESCRIPTION                AMORTIZATION  CONSTRUCTION(3)   ACQUIRED    IS COMPUTED
----------------------         ------------- ---------------   ----------  ------------
   Delran                         3,064           1972           1972       16 - 40 Years
   Dover                          3,012           1964           1964       16 - 40 Years
   East Brunswick                 5,602           1957           1957       8 - 33 Years
   East Hanover I                 4,714           1962           1962       9 - 40 Years
   East Hanover II                  272           1979           1998         40 Years
   Hackensack                     4,963           1963           1963       15 - 40 Years
   Jersey City                    3,767           1965           1965       11 - 40 Years
   Kearny (4)                     1,181           1938           1959       23 - 29 Years
   Lawnside                       2,245           1969           1969       17 - 40 Years
   Lodi                              58           1999           1975         40 Years
   Manalapan                      4,019           1971           1971       14 - 40 Years
   Marlton                        3,816           1973           1973       16 - 40 Years
   Middletown                     2,881           1963           1963       19 - 40 Years
   Morris Plains                  4,842           1961           1985       7 - 19 Years
   North Bergen (4)                 121           1993           1959         30 Years
   North Plainfield               4,845           1955           1989       21 - 30 Years
   Totowa                         6,122        1957/1999         1957       19 - 40 Years
   Turnersville                   1,705           1974           1974       23 - 40 Years
   Union                          5,218           1962           1962       6 - 40 Years
   Vineland                       1,880           1966           1966       18 - 40 Years
   Watchung (4)                     927           1994           1959       27 - 30 Years
   Woodbridge                     2,996           1959           1959       11 - 40 Years
                            ------------
     Total New Jersey            82,443
                            ------------

NEW YORK
   14th Street and Union
     Square, Manhattan                994         1965           1993       36 - 39 Years
   Albany (Menands)                 2,099         1965           1965       22 - 40 Years
   Buffalo (Amherst)                2,672         1968           1968       13 - 40 Years
   Freeport                         2,966         1981           1981       15 - 40 Years
   New Hyde Park                      123         1970           1976       6 - 10 Years
   North Syracuse                      23         1967           1976       11 - 12 Years
   Rochester (Henrietta)            2,151         1971           1971       15 - 40 Years
   Rochester                        2,522         1966           1966       10 - 40 Years
   Valley Stream (Green
   Acres)                           5,228         1956           1997       39 - 40 Years
                            --------------
     Total New York                18,778
                            --------------

SHOPPING CENTERS
  NEW JERSEY
     Bordentown                     3,775         1958           1958         7 - 40 Years
     Bricktown                      5,033         1968           1968        22 - 40 Years
     Cherry Hill                    5,385         1964           1964        12 - 40 Years

                                     -103-

                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (AMOUNTS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------
            COLUMN A              COLUMN B              COLUMN C              COLUMN D                   COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   GROSS AMOUNT AT WHICH
                                                 INITIAL COST TO COMPANY(1)       COSTS          CARRIED AT CLOSE OF PERIOD
                                                 --------------------------    CAPITALIZED   ----------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                               BUILDINGS AND       TO                       AND
    DESCRIPTION                 ENCUMBRANCES       LAND         IMPROVEMENTS   ACQUISITION    LAND      IMPROVEMENTS    TOTAL(2)
----------------------          ------------     ---------    ---------------  ------------  -------   --------------  ---------

  PENNSYLVANIA
     Allentown                       7,696 *            70           3,446        10,226         334            13,408    13,742
     Bensalem (4)                    3,967 *         1,198           3,717         1,453       2,727             3,641     6,368
     Bethlehem                          --             278           1,806         3,904         278             5,710     5,988
     Broomall                        3,260 *           734           1,675         1,538         850             3,097     3,947
     Glenolden                       4,245 *           850           1,295           736         850             2,031     2,881
     Lancaster                       2,312 *           606           2,312         2,642         606             4,954     5,560
     Levittown                       2,283 *           193           1,231            88         193             1,319     1,512
     10th and Market
       Streets, Philadelphia            --             933           3,230         5,670         933             8,900     9,833
     Upper Moreland                  3,517 *           683           2,497           564         683             3,061     3,744
     York                            1,463 *           421           1,700         1,204         409             2,916     3,325
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total Pennsylvania           28,743           5,966          22,909        28,025       7,863            49,037    56,900
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------

  MARYLAND
     Baltimore (Belair Rd.)             --             785           1,333         3,419         785             4,752     5,537
     Baltimore (Towson)              5,779 *           581           2,756           690         581             3,446     4,027
     Baltimore (Dundalk)             4,084 *           667           1,710         3,190         667             4,900     5,567
     Glen Burnie                     2,299 *           462           1,741         1,486         462             3,227     3,689
     Hagerstown                         --             168           1,453           867         168             2,320     2,488
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total Maryland               12,162           2,663           8,993         9,652       2,663            18,645    21,308
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------

  CONNECTICUT
     Newington                       3,042 *           502           1,581           760         502             2,341     2,843
     Waterbury                       3,889 *            --           2,103         1,441         667             2,877     3,544
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total Connecticut             6,931             502           3,684         2,201       1,169             5,218     6,387
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------

  MASSACHUSETTS
     Chicopee                        1,999 *           510           2,031           358         510             2,389     2,899
     Springfield (4)                    --             505           1,657           817       2,586               393     2,979
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total Massachusetts           1,999           1,015           3,688         1,175       3,096             2,782     5,878
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------

  TEXAS
  Dallas
     Lewisville (5)                    764 *         2,433           2,271           676       2,469             2,911     5,380
     Mesquite (5)                    3,445 *         3,414           4,704         1,331       3,395             6,054     9,449
     Skillman (5)                    1,987 *         3,714           6,891         1,161       3,714             8,052    11,766
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------
       Total Texas                   6,196           9,561          13,866         3,168       9,578            17,017    26,595
                               ------------   -------------  --------------    ----------  ----------  ----------------  --------


                               --------------------------------------------------------
                                COLUMN F      COLUMN G      COLUMN H     COLUMN I
                               --------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                               ACCUMULATED                                   IN LATEST
                               DEPRECIATION                                   INCOME
                                   AND          DATE OF           DATE      STATEMENT
    DESCRIPTION                AMORTIZATION  CONSTRUCTION(3)   ACQUIRED    IS COMPUTED
----------------------         ------------- ---------------   ----------  ------------
  PENNSYLVANIA
     Allentown                         5,422      1957            1957     20 - 42 Years
     Bensalem (4)                      1,265   1972/1999          1972       40 Years
     Bethlehem                         3,592      1966            1966     9 - 40 Years
     Broomall                          2,100      1966            1966     9 - 40 Years
     Glenolden                         1,111      1975            1975     18 - 40 Years
     Lancaster                         3,222      1966            1966     12 - 40 Years
     Levittown                         1,172      1964            1964     7 - 40 Years
     10th and Market
       Streets, Philadelphia           1,175      1977            1994     27 - 30 Years
     Upper Moreland                    1,994      1974            1974     15 - 40 Years
     York                              1,797      1970            1970     15 - 40 Years
                               --------------
       Total Pennsylvania             22,850
                               --------------

  MARYLAND
     Baltimore (Belair Rd.)            3,096      1962            1962     10 - 33 Years
     Baltimore (Towson)                2,251      1968            1968     13 - 40 Years
     Baltimore (Dundalk)               2,940      1966            1966     12 - 40 Years
     Glen Burnie                       1,863      1958            1958     16 - 33 Years
     Hagerstown                        1,459      1966            1966     9 - 40 Years
                               --------------
       Total Maryland                 11,609
                               --------------

  CONNECTICUT
     Newington                         1,620      1965            1965     9 - 40 Years
     Waterbury                         1,882      1969            1969     21 - 40 Years
                               --------------
       Total Connecticut               3,502
                               --------------

  MASSACHUSETTS
     Chicopee                          1,848      1969            1969     13 - 40 Years
     Springfield (4)                      86      1993            1966     28 - 30 Years
                               --------------
       Total Massachusetts             1,934
                               --------------

  TEXAS
  Dallas
     Lewisville (5)                      934      1989            1990     25 - 30 Years
     Mesquite (5)                      1,870      1988            1990     24 - 30 Years
     Skillman (5)                      2,455      1988            1990     26 - 30 Years
                               --------------
       Total Texas                     5,259
                               --------------


                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
            COLUMN A              COLUMN B              COLUMN C              COLUMN D                   COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  GROSS AMOUNT AT WHICH
                                                 INITIAL COST TO COMPANY(1)       COSTS         CARRIED AT CLOSE OF PERIOD
                                                 --------------------------    CAPITALIZED   ----------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                               BUILDINGS AND       TO                       AND
    DESCRIPTION                 ENCUMBRANCES       LAND         IMPROVEMENTS   ACQUISITION    LAND      IMPROVEMENTS    TOTAL(2)
----------------------          ------------     ---------    ---------------  ------------  -------   --------------  ---------

  PUERTO RICO (SAN JUAN)
     Montehiedra                    61,618           9,182        66,701             231      9,182           66,932      76,114
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

TOTAL SHOPPING CENTERS             442,427         201,124       334,977         143,370    223,409          456,062     679,471
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

MERCHANDISE MART PROPERTIES
  ILLINOIS
     Merchandise Mart,
       Chicago                     250,000          64,528       319,146          12,472     64,528          331,618     396,146
     Apparel Center,
       Chicago                      40,000          14,238        67,008          19,417     14,238           86,425     100,663

  WASHINGTON D.C.
     Washington Office Center       49,537          10,719        69,658             154     10,719           69,812      80,531
     Washington Design Center       23,932          12,274        40,662           3,150     12,274           43,812      56,086
     Other                              --           9,174         6,273              61      9,174            6,334      15,508

  NORTH CAROLINA
     Market Square Complex,
       High Point                   42,758          11,969        85,478          15,882     11,969          101,360     113,329
     National Furniture Mart,
       High Point                   13,695           1,069        16,761              52      1,069           16,813      17,882

                               ------------   -------------  ------------    ------------  --------- ----------------  ----------
TOTAL MERCHANDISE MART             419,922         123,971       604,986          51,188    123,971          656,174     780,145
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

WAREHOUSE/INDUSTRIAL
  NEW JERSEY
     East Brunswick                     --              --         4,772           2,867         --            7,639       7,639
     East Hanover                    8,210 *           576         7,752           7,226        691           14,863      15,554
     Edison                          2,455 *           705         2,839           1,350        705            4,189       4,894
     Garfield                           --              96         8,068           4,872         96           12,940      13,036
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------
TOTAL WAREHOUSE/INDUSTRIAL          10,665           1,377        23,431          16,315      1,492           39,631      41,123
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

OTHER PROPERTIES
  NEW JERSEY
     Montclair                          --              66           470             330         66              800         866
     Rahway                             --              --                            25         --               25          25
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------
       Total New Jersey                 --              66           470             355         66              825         891
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------


                               --------------------------------------------------------
                                COLUMN F      COLUMN G      COLUMN H     COLUMN I
                               --------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                               ACCUMULATED                                   IN LATEST
                               DEPRECIATION                                   INCOME
                                   AND          DATE OF           DATE      STATEMENT
    DESCRIPTION                AMORTIZATION  CONSTRUCTION(3)   ACQUIRED    IS COMPUTED
----------------------         ------------- ---------------   ----------  ------------

   PUERTO RICO (SAN JUAN)
     Montehiedra                     4,569       1996            1997      40 Years
                               ------------

TOTAL SHOPPING CENTERS             150,944
                               ------------

MERCHANDISE MART PROPERTIES
  ILLINOIS
     Merchandise Mart,
       Chicago                      14,839       1930            1998      40 Years
     Apparel Center,
       Chicago                       3,989       1977            1998      40 Years

  WASHINGTON D.C.
     Washington Office Center        3,100       1990            1998      40 Years
     Washington Design Center        2,066       1919            1998      40 Years
     Other                             276                       1998      40 Years

  NORTH CAROLINA
     Market Square Complex,
       High Point                    2,285      1902-1989        1998      40 Years
     National Furniture Mart,
       High Point                      454        1964           1998      40 Years

                               ------------
TOTAL MERCHANDISE MART              27,009
                               ------------

WAREHOUSE/INDUSTRIAL
  NEW JERSEY
     East Brunswick                  4,367        1972           1972    18 - 40 Years
     East Hanover                   10,204      1963-1967        1963    7 - 40 Years
     Edison                          2,324        1954           1982    12 - 25 Years
     Garfield                        9,546        1942           1959    11 - 33 Years
                               ------------
TOTAL WAREHOUSE/INDUSTRIAL          26,441
                               ------------

OTHER PROPERTIES
  NEW JERSEY
     Montclair                         539        1972           1972     4 -15 Years
     Rahway                             25        1972           1972      14 Years
                               ------------
       Total New Jersey                564
                               ------------

                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
            COLUMN A              COLUMN B              COLUMN C              COLUMN D                   COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   GROSS AMOUNT AT WHICH
                                                 INITIAL COST TO COMPANY(1)       COSTS          CARRIED AT CLOSE OF PERIOD
                                                 --------------------------    CAPITALIZED   ----------------------------------
                                                                               SUBSEQUENT                BUILDINGS
                                                               BUILDINGS AND       TO                       AND
    DESCRIPTION                 ENCUMBRANCES       LAND         IMPROVEMENTS   ACQUISITION    LAND      IMPROVEMENTS    TOTAL(2)
----------------------          ------------     ---------    ---------------  ------------  -------   --------------  ---------
  NEW YORK
     Hotel Pennsylvania
       (Commercial)                 47,761          12,542        51,047              --     12,542           51,047      63,589
     1135 Third Avenue                  --           7,844         7,844              --      7,844            7,844      15,688
     Riese                              --          19,276         7,348              21     19,276            7,369      26,645
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------
       Total New York               47,761          39,662        66,239              21     39,662           66,260     105,922
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

TOTAL OTHER PROPERTIES              47,761          39,728        66,709             376     39,728           67,085     106,813
                               ------------   -------------  ------------    ------------  --------- ----------------  ----------

LEASEHOLD IMPROVEMENTS
   AND EQUIPMENT                                                                  14,992                      14,992      14,992
                                                                             ------------            ----------------  ----------

TOTAL --
   DECEMBER 31, 1999           $ 1,681,804      $  804,077    $ 2,698,298   $    419,132   $ 826,477   $   3,095,030   $3,921,507
                               ===========      ==========    ===========   ============   ==========  =============   ==========


                               --------------------------------------------------------
                                COLUMN F      COLUMN G      COLUMN H     COLUMN I
                               --------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                               ACCUMULATED                                   IN LATEST
                               DEPRECIATION                                   INCOME
                                   AND          DATE OF           DATE      STATEMENT
    DESCRIPTION                AMORTIZATION  CONSTRUCTION(3)   ACQUIRED    IS COMPUTED
----------------------         ------------- ---------------   ----------  ------------

  NEW YORK
     Hotel Pennsylvania
       (Commercial)                2,889        1919             1997         40 Years
     1135 Third Avenue               392                         1997         40 Years
     Riese                           472     1911-1987           1997         39 Years
                             ------------
       Total New York              3,753
                             ------------

TOTAL OTHER PROPERTIES             4,317
                             ------------

LEASEHOLD IMPROVEMENTS
   AND EQUIPMENT                   9,129                                    3 - 20 Years
                             ------------

TOTAL --
   DECEMBER 31, 1999          $  308,542
                              ===========




* These encumbrances are cross collateralized under a blanket mortgage in the amount of $224,865 at December 31, 1999 which was repaid as part of a $500,000 financing completed on March 1, 2000.

Notes:

     1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

     2) The net basis of the company's assets and liabilities for tax purposes is approximately $1,617,000 lower than the amount reported for financial statement purposes.

     3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.

     4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land.

        In addition, the cost of the land in Kearny is net of a $1,615 insurance recovery.

     5) Properties were sold subsequent to December 31, 1999.

                              VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (AMOUNTS IN THOUSANDS)

      The following is a reconciliation of real estate assets and accumulated depreciation:


                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                              1999             1998            1997
                                                         --------------   -------------    -------------
Real Estate
   Balance at beginning of period..................       $  3,315,891    $   1,564,093     $   397,298
   Additions during the period:
     Land..........................................             83,153          308,261         374,996
     Buildings & improvements......................            522,463        1,464,595         792,397
                                                          ------------     ------------     -----------
                                                             3,921,507        3,336,949       1,564,691
   Less: Cost of assets written-off................                 --           21,058             598
                                                          ------------     ------------     -----------
   Balance at end of period........................       $  3,921,507     $  3,315,891     $ 1,564,093
                                                          ============     ============     ===========



ACCUMULATED DEPRECIATION
   Balance at beginning of period                         $    226,816     $    173,434     $   151,049
   Additions charged to operating expenses.........             81,726           59,227          22,983
                                                          ------------     ------------     -----------
                                                               308,542          232,661         174,032

   Less: Accumulated depreciation on assets
     written-off...................................                 --            5,845             598
                                                          ------------     ------------     -----------
   Balance at end of period........................       $    308,542     $    226,816     $   173,434
                                                          ============     ============     ===========

                                 EXHIBIT INDEX

   EXHIBIT
     NO.
-----------
   3.1       --    Amended and Restated Declaration of Trust of Vornado,
                   amended April 3, 1997--Incorporated by reference to Exhibit
                   3.1 of Vornado's Registration Statement on Form S-8 (File
                   No. 333-29011), filed on June 12, 1997................................            *

   3.2       --    Articles of Amendment of Declaration of Trust of Vornado, as
                   filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to
                   Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                   April 22, 1998 (File No. 001-11954), filed on April 28, 1998..........            *

   3.3       --    Articles Supplementary Classifying Vornado's $3.25 Series A
                   Preferred Shares of Beneficial Interest, liquidation
                   preference $50.00 per share - Incorporated by reference to
                   Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated
                   April 3, 1997 (File No. 001-11954), filed on April 8, 1997............            *

   3.4       --    Articles Supplementary Classifying Vornado's Series D-1 8.5%
                   Cumulative Redeemable Preferred Shares of Beneficial
                   Interest, no par value (the "Series D-1 Preferred Shares") -
                   Incorporated by reference to Exhibit 3.1 of Vornado's
                   Current Report on Form 8-K, dated November 12, 1998 (File
                   No. 001-11954), filed on November 30, 1998............................            *

   3.5       --    Articles Supplementary Classifying Additional  Series D-1
                   Preferred Shares - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November
                   12, 1998 (File No. 001-11954), filed on February 9, 1999..............            *

   3.6       --    Articles Supplementary Classifying 8.5% Series B Cumulative
                   Redeemable Preferred Shares of Beneficial Interest,
                   liquidation preference $25.00 per share, no par value -
                   Incorporated by reference to Exhibit 3.3 of Vornado's
                   Current Report on Form 8-K, dated March 3, 1999 (File No.
                   001-11954), filed on March 17, 1999...................................            *

   3.7       --    Articles Supplementary Classifying Vornado's Series C
                   Preferred Shares  - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No.
                   001-11954), filed on May 19, 1999.....................................            *

   3.8       --    Articles Supplementary Classifying Vornado Realty Trust's
                   Series D-2 Preferred Shares, dated as of May 27, 1999, as
                   filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to
                   Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                   May 27, 1999 (File No. 001-11954), filed on July 7, 1999..............            *

   3.9       --    Articles Supplementary Classifying Vornado's Series D-3
                   Preferred Shares, dated September 3, 1999, as filed with the
                   State Department of Assessments and Taxation of Maryland on
                   September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3,
                   1999 (File No. 001-11954), filed on October 25, 1999..................            *

   3.10      --    Articles Supplementary Classifying Vornado's Series D-4
                   Preferred Shares, dated September 3, 1999, as filed with the
                   State Department of Assessments and Taxation of Maryland on
                   September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3,
                   1999 (File No. 001-11954), filed on October 25, 1999..................            *

-----------
*  Incorporated by reference

   EXHIBIT
     NO.
-----------
   3.11      --    Articles Supplementary Classifying Vornado's Series D-5
                   Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24,
                   1999 (File No. 001-11954), filed on December 23, 1999..................           *

   3.12      --    Amended and Restated Bylaws of Vornado, as amended on March
                   2, 2000 - Incorporated by reference to Exhibit 3.12 of
                   Vornado's Annual Report on Form 10-K, dated March 7, 2000
                   (File No. 001-11954), filed on March 9, 2000...........................           *

   3.13      --    Second Amended and Restated Agreement of Limited Partnership
                   of the Operating Partnership, dated as of October 20, 1997 -
                   Incorporated by reference to Exhibit 3.4 of Vornado's Annual
                   Report on Form 10-K for the year ended December 31, 1997
                   filed on March 31, 1998 (the "1997 10-K")..............................           *

  3.14      --     Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of Vornado Realty L.P., dated as of
                   December 16, 1997--Incorporated by reference to Exhibit 3.5
                   of the 1997 10-K.......................................................           *

  3.15      --     Second Amendment to Second Amendment and Restated Agreement
                   of Limited Partnership of the Operating Partnership of the
                   Operating Partnership, dated as of April 1, 1998 -
                   Incorporated by reference to Exhibit 3.5 of Vornado's
                   Registration Statement on Form S-3 (File No. 333-50095),
                   filed on April 14, 1998................................................           *

  3.16      --     Third Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of the Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit
                   3.2 of Vornado's Current Report on Form 8-K, dated November
                   12, 1998 (File No. 001-11954), filed on November 30, 1998..............           *

  3.17      --     Fourth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of the Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                   3.1 of Vornado's Current Report on Form 8-K, dated December
                   1, 1998 (File No. 001-11954), filed on February 9, 1999................           *

  3.18      --     Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited Partnership of the
                   Operating Partnership - Incorporated by reference to Exhibit
                   3.4 of Vornado's Current Report on Form 8-K/A, dated
                   November 12, 1998 (File No. 001-11954), filed on February 9, 1999......           *

  3.19      --     Fifth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of the Operating Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                   (File No. 001-11954), filed on March 17, 1999..........................           *

  3.20      --     Exhibit A to Second Amended and Restated Agreement of
                   Limited Partnership of the Operating Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                   (File No. 001-11954), filed on March 17, 1999..........................           *

  3.21      --     Sixth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of Vornado Realty L.P., dated as of
                   March 17, 1999 - Incorporated by reference to Exhibit 3.2 of
                   Vornado's Current Report on Form 8-K, dated May 27, 1999
                   (File No. 001-11954), filed on July 7, 1999............................           *

-----------
*  Incorporated by reference

   EXHIBIT
     NO.
-----------
   3.22      --    Seventh Amendment to Second Amended and Restated Agreement
                   of Limited Partnership of Vornado Realty L.P., dated as of
                   May 20, 1999 - Incorporated by reference to Exhibit 3.3 of
                   Vornado's Current Report on Form 8-K, dated May 27, 1999
                   (File No. 001-11954), filed on July 7, 1999......................                 *

   3.23      --    Eighth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of Vornado Realty L.P., dated as of May
                   20, 1999 - Incorporated by reference to Exhibit 3.4 of
                   Vornado's Current Report on Form 8-K, dated May 27, 1999
                   (File No. 001-11954), filed on July 7, 1999......................                 *

   3.24      --    Ninth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of Vornado Realty L.P., dated as of May
                   20, 1999 - Incorporated by reference to Exhibit 3.3 of
                   Vornado's Current Report on Form 8-K, dated September 3,
                   1999 (File No. 001-11954), filed on October 25, 1999.............                 *

   3.25      --    Tenth Amendment to Second Amended and Restated Agreement of
                   Limited Partnership of Vornado Realty L.P., dated as of May
                   20, 1999 - Incorporated by reference to Exhibit 3.4 of
                   Vornado's Current Report on Form 8-K, dated September 3,
                   1999 (File No. 001-11954), filed on October 25, 1999.............                 *

   3.26      --    Eleventh Amendment to Second Amended and Restated Agreement
                   of Limited Partnership of Vornado Realty L.P., dated as of
                   November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24,
                   1999 (File No. 001-11954), filed on December 23, 1999............                 *

   4.1       --    Instruments defining the rights of security holders (see
                   Exhibits 3.1 through 3.15 of this Annual Report on Form
                   10-K)............................................................

   4.2       --    Indenture dated as of November 24, 1993 between Vornado
                   Finance Corp. and Bankers Trust Company, as Trustee -
                   Incorporated by reference to Vornado's current Report on
                   Form 8-K dated November 24, 1993 (File No. 001-11954), filed
                   December 1, 1993.................................................                 *

   4.3       --    Specimen certificate representing Vornado's Common Shares of
                   Beneficial Interest, par value $0.04 per share -
                   Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395),
                   filed on October 26, 1995........................................                 *

   4.4       --    Specimen certificate representing Vornado's $3.25 Series A
                   Preferred Shares of Beneficial Interest, liquidation
                   preference $50.00 per share - Incorporated by reference to
                   Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated
                   April 3, 1997 (File No. 001-11954), filed on April 8, 1997.......                 *

   4.5       --    Specimen certificate evidencing Vornado's Series B 8.5%
                   Cumulative Redeemable Preferred Shares of Beneficial
                   Interest - Incorporated by reference to Exhibit 4.2 of
                   Vornado's Registration Statement on Form 8-A (File No.
                   001-11954), filed on March 15, 1999..............................                 *

   4.6       --    Specimen certificate evidencing Vornado's 8.5% Series C
                   Cumulative Redeemable Preferred Shares of Beneficial
                   Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of
                   Vornado's Registration Statement on Form 8-A (File No.
                   001-11954), filed May 19, 1999...................................                 *

  10.1       --    Second Amendment, dated as of June 12, 1997, to Vornado's
                   1993 Omnibus Share Plan, as amended Incorporated by
                   reference to Vornado's Registration Statement on Form S-8
                   (File No. 333-29011) filed on June 12, 1997......................                 *

-----------
*  Incorporated by reference

   EXHIBIT
     NO.
-----------
  10.2       --    Master Agreement and Guaranty, between Vornado, Inc. and
                   Bradlees New Jersey, Inc. dated as of May 1, 1992 -
                   Incorporated by reference to Vornado's Quarterly Report on
                   Form 10-Q for quarter ended March 31, 1992 (File No.
                   001-11954), filed May 8, 1992........................................             *

  10.3**     --    Mortgage, Security Agreement, Assignment of Leases and Rents
                   and Fixture Filing dated as of November 24, 1993 made by
                   each of the entities listed therein, as mortgagors to
                   Vornado Finance Corp., as mortgagee - Incorporated by
                   reference to Vornado's Current Report on Form 8-K dated
                   November 24, 1993 (File No. 001-11954), filed December 1, 1993.......             *

  10.4**     --    1985 Stock Option Plan as amended - Incorporated by
                   reference to Vornado's Quarterly Report on Form 10-Q for
                   quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...             *

  10.5**     --    Form of Stock Option Agreement for use in connection with
                   incentive stock options issued pursuant to Vornado, Inc.
                   1985 Stock Option Plan - Incorporated by reference to
                   Vornado's Quarterly Report on Form 10-Q for quarter ended
                   October 26, 1985 (File No. 001-11954), filed December 9, 1985........             *

  10.6**     --    Form of Stock Option Agreement for use in connection with
                   incentive stock options issued pursuant to Vornado, Inc.
                   1985 Stock Option Plan--Incorporated by reference to
                   Vornado's Quarterly Report on Form 10-Q for quarter ended
                   May 2, 1987 (File No. 001-11954), filed June 9, 1987.................             *

  10.7**     --    Form of Stock Option Agreement for use in connection with
                   incentive stock options issued pursuant to Vornado, Inc.
                   1985 Stock Option Plan--Incorporated by reference to
                   Vornado's Quarterly Report on Form 10-Q for quarter ended
                   October 26, 1985 (File No. 001-11954), filed December 9, 1985........             *

  10.8**     --    Employment Agreement between Vornado Realty Trust and Joseph
                   Macnow dated January 1, 1998 Incorporated by reference to
                   Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 1998 (File No. 001-11954),
                   filed November 12, 1998..............................................             *

  10.9**     --    Employment Agreement between Vornado Realty Trust and
                   Richard Rowan dated January 1, 1998 Incorporated by
                   reference to Exhibit 10.8 of Vornado's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1998 (File No.
                   001-11954), filed November 12, 1998..................................             *

  10.10**    --    Employment Agreement between Vornado Realty Trust and Irwin
                   Goldberg, dated December 11, 1997 Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A
                   for the year ended December 31, 1997 (File No. 001-11954),
                   filed on April 14, 1998..............................................             *

  10.11**    --    Employment Agreement between Vornado Realty Trust and
                   Michael D. Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December  31, 1996 (File No. 001-11954), filed
                   March 13, 1997.......................................................             *

  10.12      --    Promissory Notes from Steven Roth to Vornado, Inc. dated
                   December 29, 1992 and January 15, 1993 - Incorporated by
                   reference to Vornado's Annual Report on Form 10-K for the
                   year ended December 31, 1992 (File No. 001-11954), filed
                   February 16, 1993....................................................             *

  10.13      --    Registration Rights Agreement between Vornado, Inc. and
                   Steven Roth Dated December 29, 1992 - Incorporated by
                   reference to Vornado's Annual Report on Form 10-K for the
                   year ended December 31, 1992 (File No. 001-11954), filed
                   February 16, 1993....................................................             *

-----------
*   Incorporated by reference
**  Management contract or compensatory plan

   EXHIBIT
     NO.
-----------
  10.14      --    Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to
                   Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993............       *

  10.15      --    Promissory Note from Steven Roth to Vornado Realty Trust
                   dated April 15, 1993 and June 17, 1993 - Incorporated by
                   reference to Vornado's Annual Report on Form 10-K for the
                   year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....       *

  10.16      --    Promissory Note from Richard Rowan to Vornado Realty Trust -
                   Incorporated by reference to Vornado's Annual Report on Form
                   10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...........................................       *

  10.17      --    Promissory Note from Joseph Macnow to Vornado Realty Trust -
                   Incorporated by reference to Vornado's Annual Report on Form
                   10-K for the year ended December 31, 1993 (File No.
                   001-11954), filed March 24, 1994...........................................       *

  10.18      --    Management Agreement between Interstate Properties and
                   Vornado, Inc. dated July 13, 1992 -Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (File No. 001-11954), filed February 16, 1993............       *

  10.19      --    Real Estate Retention Agreement between Vornado, Inc., Keen
                   Realty Consultants, Inc. and Alexander's, Inc., dated as of
                   July 20, 1992 - Incorporated by reference to Vornado's
                   Annual Report on Form 10-K for the year ended December 31,
                   1992 (File No. 001-11954), filed February 16, 1993.........................       *

  10.20      --    Amendment to Real Estate Retention Agreement dated February
                   6, 1995 - Incorporated by reference to Vornado's Annual
                   Report on Form 10-K for the year ended December 31, 1994
                   (File No. 001-11954), filed March 23, 1995.................................       *

  10.21      --    Stipulation between Keen Realty Consultants Inc. and Vornado
                   Realty Trust re: Alexander's Retention Agreement -
                   Incorporated by reference to Vornado's annual Report on Form
                   10-K for the year ended December 31, 1993 (File No. 001-11954), filed
                   March 24, 1994.............................................................       *

  10.22      --    Stock Purchase Agreement, dated February 6, 1995, among
                   Vornado Realty Trust and Citibank, N.A. Incorporated by
                   reference to Vornado's Current Report on Form 8-K dated
                   February 6, 1995 (File No. 001-11954), filed February 21, 1995.............       *

  10.23      --    Management and Development Agreement, dated as of February
                   6, 1995 - Incorporated by reference to Vornado's Current
                   Report on Form 8-K dated February 6, 1995 (File No.
                   001-11954), filed February 21, 1995........................................       *

  10.24      --    Standstill and Corporate Governance Agreement, dated as of
                   February 6, 1995 - Incorporated by reference to Vornado's
                   Current Report on Form 8-K dated February 6, 1995 (File No.
                   001-11954), filed February 21, 1995........................................       *

  10.25      --    Credit Agreement, dated as of March 15, 1995, among
                   Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on
                   Form 10-K for the year ended December 31, 1994 (File No. 001
                   - 11954), filed March 23, 1995.............................................       *

  10.26      --    Subordination and Intercreditor Agreement, dated as of March
                   15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated
                   by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed
                   March 23, 1995.............................................................       *

-----------
*   Incorporated by reference

   EXHIBIT
     NO.
-----------
  10.27      --    Revolving Credit Agreement dated as of February 27, 1995
                   among Vornado Realty Trust, as borrower, and Union Bank of
                   Switzerland, as Bank and Administrative Agent - Incorporated
                   by reference to Exhibit 10(F)9 of Vornado's Annual Report on
                   Form 10-K for the year ended December 31, 1994 (File No.
                   001-11954), filed March 23, 1995...........................................       *

  10.28      --    Form of Intercompany Agreement between Vornado Realty L.P.
                   and Vornado Operating, Inc. -Incorporated by reference to
                   Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s
                   Registration Statement on Form S-11 (File No. 333-40701),
                   filed on January 23, 1998..................................................       *

  10.29      --    Form of Revolving Credit Agreement between Vornado Realty
                   L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of
                   Amendment No. 1 to Vornado Operating, Inc.'s Registration
                   Statement on Form S-11 (File No.333-40701).................................       *

  10.30      --    Amended and Restated Revolving Credit Agreement, dated as of
                   February 23, 1998, between Vornado Realty L.P., as Borrower,
                   Vornado Realty Trust, as General Partner and Union Bank of
                   Switzerland (New York Branch), as Bank, the other banks
                   signatory hereto, each as a bank, Union Bank of Switzerland
                   (New York Branch), as Administrative Agent and Citicorp Real
                   Estate, Inc., The Chase Manhattan Bank and Nationsbank, as
                   Syndication Agents - Incorporated by reference to Exhibit
                   10.29 of the 1997 10-K.....................................................       *

  10.31      --    Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit
                   10.2 of Vornado's Current Report on Form 8-K (File No.
                   001-11954), filed on April 30, 1997........................................       *

  10.32      --    Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and
                   Bernard H. Mendik - Incorporated by reference to Exhibit
                   10.3 of Vornado's Current Report on Form 8-K (File No.
                   001-11954), filed on April 30, 1997........................................       *

  10.33      --    Employment Agreement, dated as of April 15, 1997, by and
                   among Vornado Realty Trust, The Mendik Company, L.P. and
                   David R. Greenbaum - Incorporated by reference to Exhibit
                   10.4 of Vornado's Current Report on Form 8-K (File No.
                   001-11954), filed on April 30, 1997........................................       *

  10.34      --    Agreement, dated September 28, 1997, between Atlanta Parent
                   Incorporated, Portland Parent Incorporated and Crescent Real
                   Estate Equities, Limited Partnership - Incorporated by
                   reference to Exhibit 99.6 of Vornado's Current Report on
                   Form 8-K (File No. 001-11954), filed on October 8, 1997....................       *

  10.35      --    Contribution Agreement between Vornado Realty Trust, Vornado
                   Realty L.P. and The Contributors Signatory - thereto -
                   Merchandise Mart Properties, Inc. (DE) and Merchandise Mart
                   Enterprises, Inc. Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended
                   December 31, 1997 (File No. 001-11954), filed on April 8, 1998.............       *

  10.36      --    Sale Agreement executed November 18, 1997, and effective
                   December 19, 1997, between MidCity Associates, a New York
                   partnership, as Seller, and One Penn Plaza LLC, a New York
                   Limited liability company; as purchaser. Incorporated by
                   reference to Exhibit 10.35 of Vornado's Annual Report on
                   Form 10-K/A for the year ended December 31, 1997 (File No.
                   001-11954), filed on April 8, 1998.........................................       *

  10.37      --    Promissory Notes from Michael D. Fascitelli to Vornado
                   Realty Trust dated March 2, 1998 and April 30, 1998.
                   Incorporated by reference to Exhibit 10.37 of Vornado's
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1998 (File No. 001-11954), filed May 13, 1998..........................       *

-----------
*   Incorporated by reference

   EXHIBIT
     NO.
-----------
  10.38      --    Credit Agreement dated as of June 22, 1998 among One Penn
                   Plaza, LLC, as Borrower, The Lenders Party Hereto, The Chase
                   Manhattan Bank, as Administrative Agent Incorporated by
                   reference to Exhibit 10 of Vornado's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1998 (File No.
                   001-11954), filed August 13, 1998..........................................       *

  10.39      --    Registration Rights Agreement, dated as of April 1, 1998
                   between Vornado and the Unit Holders named herein -
                   Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No.
                   333-50095), filed on May 6, 1998...........................................       *

  10.40      --    Underwriting Agreement, dated April 9, 1998, among Vornado,
                   Vornado Realty L.P. and Goldman, Sachs & Co. - Incorporated
                   by reference to Exhibit 1.1 of Vornado's Current Report on
                   Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on
                   April 16, 1998.............................................................       *


  10.41      --    Pricing Agreement, dated April 9, 1998, between Vornado and
                   Goldman, Sachs & Co. - Incorporated by reference to Exhibit
                   1.2 of Vornado's Current Report on Form 8-K, dated April 9,
                   1998 (File No. 001-11954), filed on April 16, 1998.........................       *

  10.42      --    Underwriting Agreement, dated April 23, 1998, among Vornado,
                   Vornado Realty L.P. and Merrill Lynch, Pierce, Fenner &
                   Smith Incorporated - Incorporated by reference to Exhibit
                   1.1 of Vornado's Current Report on Form 8-K, dated April 22,
                   1998 (File No. 001-11954), filed on April 28, 1998.........................       *

  10.43      --    Registration Rights Agreement, dated as of August 5, 1998
                   between Vornado and the Unit Holders named therein -
                   Incorporated by reference to Exhibit 10.1 of Vornado's
                   Registration Statement on Form S-3 (File No. 333-89667),
                   filed on October 25, 1999..................................................       *

  10.44      --    Registration Rights Agreement, dated as of July 23, 1998
                   between Vornado and the Unit Holders named therein -
                   Incorporated by reference to Exhibit 10.2 of Vornado's
                   Registration Statement on Form S-3 (File No. 333-89667),
                   filed on October 25, 1999..................................................       *

  10.45      --    Underwriting Agreement, dated March 12, 1999, among Vornado,
                   Vornado Realty L.P., Merrill Lynch, Pierce, Fenner & Smith
                   Incorporated - Incorporated by reference to Exhibit 1.1 of
                   Vornado's Current Report on Form 8-K, dated March 3, 1999
                   (File No. 001-11954), filed on March 17, 1999..............................       *

  10.46      --    Underwriting Agreement, dated May 17, 1999, among Vornado
                   Realty Trust, Vornado Realty L.P., Salomon Smith Barney Inc.
                   and the other underwriters named therein - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form
                   8-K, dated May 17, 1999 (File No. 001-11954), filed on May 26, 1999........       *

  10.47      --    Consolidated and Restated Mortgage, Security Agreement,
                   Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as
                   Mortgagors) and Vornado (as Mortgagee) - Incorporated by
                   reference to Exhibit 10.47 of Vornado's Annual Report on
                   Form 10-K, dated March 7, 2000 (File No. 001-11954), filed
                   on March 9, 2000...........................................................       *

  10.48      --    Indenture and Servicing Agreement, dated as of March 1,
                   2000, among Vornado, Lasalle Bank National Association, ABN
                   Amro Bank N.V. and Midland Loan Services, Inc. -
                   Incorporated by reference to Exhibit 10.48 of Vornado's
                   Annual Report on Form 10-K, dated March 7, 2000 (File No.
                   001-11954), filed on March 9, 2000.........................................       *

  10.49      --    Employment Agreement, dated January 22, 2000, between
                   Vornado Realty Trust and Melvyn Blum- Incorporated by
                   reference to Exhibit 10.49 of Vornado's Annual Report on
                   Form 10-K, dated March 7, 2000 (File No. 001-11954), filed
                   on March 9, 2000...........................................................       *


-----------
*   Incorporated by reference

   EXHIBIT
     NO.
-----------
  10.50      --    First Amended and Restated Promissory Note of Steven Roth,
                   dated November 16, 1999- Incorporated by reference to
                   Exhibit 10.50 of Vornado's Annual Report on Form 10-K, dated
                   March 7, 2000 (File No. 001-11954), filed on March 9, 2000.................       *

  10.51      --    Letter agreement, dated November 16, 1999, between Steven
                   Roth and Vornado Realty Trust- Incorporated by reference to
                   Exhibit 10.51 of Vornado's Annual Report on Form 10-K, dated
                   March 7, 2000 (File No. 001-11954), filed on March 9, 2000.................       *

  12         --    Consolidated Ratios of Earnings to Fixed Charges and
                   Combined Fixed Charges and Preferred Share Dividend
                   Requirements

  13         --    Not applicable

  16         --    Not applicable

  18         --    Not applicable

  19         --    Not applicable

  21         --    Subsidiaries of the Registrant

  22         --    Not applicable

  23         --    Consent of independent auditors

  25         --    Not applicable

  27         --    Financial Data Schedule

  29         --    Not applicable