Form 10-Q
period 2000-03-31
VORNADO REALTY LP
filed 2000-05-12
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 25

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              MARCH 31, 2000
                                ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission File Number: 000-22635
                       ---------------------------------------------------------

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  13-3925979
-------------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                      Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
-------------------------------------------------   ----------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 (201) 587-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                 [X] Yes [ ] No

                                      INDEX


PART I.           FINANCIAL INFORMATION:
                  ----------------------
          Item 1.    Financial Statements:                                                                               Page Number
                                                                                                                         -----------
                     Consolidated Balance Sheets as of March 31, 2000 and
                     December 31, 1999.................................................................................       3

                     Consolidated Statements of Income for the Three Months Ended March 31, 2000 and March 31, 1999....       4

                     Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 2000 and March 31, 1999...........................................................       5

                     Notes to Consolidated Financial Statements........................................................       6

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.........................................................................       15
          Item 3.
                     Quantitative and Qualitative Disclosures About Market Risks.......................................       22



PART II.             OTHER INFORMATION:
                     -----------------
          Item 1.    Legal Proceedings.................................................................................       23

          Item 6.    Exhibits and Reports on Form 8-K..................................................................       23

Signatures           ...................................................................................................      24

Exhibit Index        ...................................................................................................      25

     PART I.  FINANCIAL INFORMATION

         ITEM 1.        FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except unit amounts)



                                                                          MARCH 31,               DECEMBER 31,
                                                                            2000                     1999
                                                                       -----------------        ---------------
ASSETS

Real estate, at cost:
      Land.....................................................        $         820,433        $       826,477
      Buildings and improvements...............................                3,104,975              3,080,174
      Leasehold improvements and
            equipment..........................................                   16,251                 14,856
                                                                       -----------------        ---------------
                    Total......................................                3,941,659              3,921,507
      Less accumulated depreciation and
            amortization.......................................                 (325,127)              (308,542)
                                                                       -----------------        ---------------
      Real estate, net.........................................                3,616,532              3,612,965

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $49,205 and $43,675. .......................                  104,706                112,630
Escrow deposits and restricted cash............................                   31,626                 30,571
Marketable securities..........................................                  171,966                106,503
Investments and advances to partially-owned
     entities, including Alexander's of $158,449 and $159,148..                1,355,662              1,315,387
Due from officers                                                                 18,293                 17,190
Accounts receivable, net of allowance for
     doubtful accounts of $8,311 and $7,292....................                   32,244                 36,408
Notes and mortgage loans receivable............................                   55,751                 49,719
Receivable arising from the straight-lining of
      rents                                                                       87,408                 79,298
Deposits in connection with real estate
      acquisitions.............................................                    5,583                  8,128
Other assets...................................................                  150,238                110,419
                                                                       -----------------        ---------------


TOTAL ASSETS                                                           $       5,630,009        $     5,479,218
                                                                       =================        ===============

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        2000                 1999
                                                                                 ------------------     ---------------
LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable...............................................       $        2,015,890     $     1,681,804
Revolving credit facility.................................................                   95,000             367,000
Accounts payable and accrued expenses.....................................                  114,133             107,036
Officer's compensation payable............................................                   36,153              34,996
Deferred leasing fee income...............................................                    8,225               8,349
Other liabilities.........................................................                    2,573               2,634
                                                                                 ------------------     ---------------
                    Total liabilities.....................................                2,271,974           2,201,819
                                                                                 ------------------     ---------------
Minority interest.........................................................                   13,998              14,769
                                                                                 ------------------     ---------------
Commitments and contingencies
Partners' capital:
        Equity............................................................                3,408,574           3,385,857
        Accumulated deficit...............................................                 (110,528)           (116,979)
                                                                                 ------------------     ---------------
                                                                                          3,298,046           3,268,878
        Accumulated other comprehensive income/(loss).....................                   50,752              (1,448)
        Due from officers for purchase of
           General Partner's units of beneficial interest.................                   (4,761)             (4,800)
                                                                                 ------------------     ---------------
                     Total Partners' capital..............................                3,344,037           3,262,630
                                                                                 ------------------     ---------------

TOTAL LIABILITIES AND
        PARTNERS' CAPITAL.................................................       $        5,630,009     $     5,479,218
                                                                                 ==================     ===============

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per unit amounts)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                               --------------------------------------------
                                                                                     2000                         1999
                                                                               ----------------           -----------------
        Revenues:
           Property rentals..............................................      $        166,005           $         138,159
           Expense reimbursements........................................                25,256                      20,728
           Other income (including fee income
              from related parties of $327 and $465).....................                 4,018                       4,677
                                                                               ----------------           -----------------
        Total revenues...................................................               195,279                     163,564
                                                                               ----------------           -----------------

        Expenses:
           Operating.....................................................                76,305                      65,037
           Depreciation and amortization.................................                23,253                      19,292
           General and administrative....................................                10,197                       9,628
                                                                               ----------------           -----------------
        Total expenses...................................................               109,755                      93,957
                                                                               ----------------           -----------------

        Operating income.................................................                85,524                      69,607
        Income applicable to Alexander's.................................                 3,044                       1,502
        Income from partially-owned entities.............................                23,613                      18,600
        Interest and other investment income.............................                 5,759                       3,458
        Interest and debt expense........................................               (39,347)                    (35,617)
        Net gain on sale of real estate..................................                 2,560                          --
        Minority interest................................................                  (490)                       (485)
                                                                               ----------------           -----------------
        Income before extraordinary item.................................                80,663                      57,065
        Extraordinary item...............................................                (1,125)                         --
                                                                               ----------------           -----------------
        Net income.......................................................                79,538                      57,065
        Preferred unit distributions (including accretion of issuance
           expenses of $719 in each period)..............................                (9,673)                     (5,712)
        Preferential allocations.........................................               (19,342)                     (7,173)
                                                                               ----------------           -----------------

        NET INCOME applicable to Class A units...........................      $         50,523           $          44,180
                                                                               ================           =================

        NET INCOME PER CLASS A UNIT - BASIC..............................      $            .55           $             .50
                                                                               ================           =================

        NET INCOME PER CLASS A UNIT - DILUTED............................      $            .54           $             .49
                                                                               ================           =================

        DIVIDENDS PER CLASS A UNIT.......................................      $            .48           $             .44
                                                                               ================           =================


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------------------
                                                                                         2000                              1999
                                                                                   ---------------                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income................................................................    $        79,538                 $        57,065
     Adjustments to reconcile net income to net cash provided by operations:
            Depreciation and amortization (including debt issuance costs)......             23,253                          19,292
            Straight-lining of rental income...................................             (8,110)                         (7,056)
            Net gain on sale of real estate....................................             (2,560)                             --
            Minority interest..................................................                490                             485
            Extraordinary item.................................................              1,125                             --
            Equity in income of Alexander's (including depreciation of
               $150 in each period)............................................             (3,044)                           (282)
            Equity in net income of partially-owned entities...................            (23,613)                        (18,600)
            Gain on sale of marketable securities..............................                 --                            (293)
            Changes in operating assets and liabilities........................            (21,830)                        (30,271)
                                                                                   ---------------                 ---------------
     Net cash provided by operating activities.................................             45,249                          20,340
                                                                                   ---------------                 ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of real estate and other.....................................             (6,660)                        (45,000)
     Proceeds from sale of real estate.........................................             23,992                              --
     Investments in partially-owned entities...................................            (26,564)                        (13,200)
     Distributions from partially-owned entities...............................             15,490                              --
     Proceeds from sale of Temperature Controlled Logistics assets.............                 --                          22,769
     Investment in notes and mortgages receivable..............................             (6,000)                        (60,567)
     Cash restricted for tenant improvements...................................             (1,055)                         25,660
     Additions to real estate..................................................            (20,608)                        (61,228)
     Purchases of securities available for sale................................             (7,427)                         (3,818)
     Proceeds from sale or maturity of securities available for sale...........                 --                           3,998
     Real estate deposits and other............................................                 --                          (9,706)
                                                                                   ---------------                 ---------------
     Net cash used in investing activities.....................................            (28,832)                       (141,092)
                                                                                   ---------------                 ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings..................................................            565,000                         165,000
     Repayments of borrowings..................................................           (522,506)                       (163,963)
     Debt issuance costs.......................................................            (17,996)                         (3,504)
     Proceeds from issuance of preferred units.................................                 --                          82,305
     Preferential allocations..................................................             (5,470)                         (3,544)
     Distributions to Class A unitholders......................................            (44,465)                        (38,473)
     Distributions to preferred unitholders....................................                 --                          (4,993)
     Exercise of stock options.................................................              1,096                             255
                                                                                   ---------------                 ---------------
     Net cash (used in) provided by financing activities.......................            (24,341)                         33,083
                                                                                   ---------------                 ---------------

     Net decrease in cash and cash equivalents.................................             (7,924)                        (87,669)
     Cash and cash equivalents at beginning of period..........................            112,630                         167,808
                                                                                   ---------------                 ---------------

     Cash and cash equivalents at end of period................................    $       104,706                 $        80,139
                                                                                   ===============                 ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest (including capitalized interest of
         $2,094 in 2000 and $705 in 1999)......................................    $        39,543                 $        35,143

NON-CASH TRANSACTIONS:
     Financing assumed in acquisitions.........................................    $        17,640                 $        55,000
     Minority interest in connection with acquisitions.........................                 --                         297,800
     Unrealized gain (loss) on securities available for sale...................             52,779                          (1,025)


                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       Vornado Realty L.P. (the "Operating Partnership", including the operations of Vornado Realty Trust prior to the conversion described below) is a Delaware limited partnership. Operations commenced on April 15, 1997 when Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT") converted to an Umbrella Partnership REIT ("UPREIT") by transferring substantially all of its assets to the Operating Partnership. As a result, Vornado now conducts its business through the Operating Partnership. Vornado is the sole general partner of, and owned approximately 86% of the limited partnership common interest in, the Operating Partnership at May 1, 2000. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.     BASIS OF PRESENTATION

       The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three months ended March 31, 2000 and 1999 and the consolidated statements of changes in cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                               VORNADO REALTY L.P.

3.     ACQUISITIONS, DISPOSITIONS AND FINANCINGS

       ACQUISITIONS

       Vornado-Ceruzzi Joint Ventures

       In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $21,700,000, of which the Company's share was 80%.

       Student Housing Complex

       On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

       DISPOSITIONS

       On March 2, 2000 the Company sold its three Texas shopping center properties, containing 221,000 square feet, for $25,750,000 resulting in a gain of $2,560,000.

       FINANCINGS

       REMIC Refinancing

       On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility. The Company incurred an extraordinary loss of approximately $1,125,000 due to the write-off of unamortized financing costs in connection with the prepayment of the existing debt.

       Revolving Credit Facility

       On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.0% at March 31, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

       Two Park Avenue Refinancing

       On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (7.44% at March 31, 2000).

                               VORNADO REALTY L.P.

4.     INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

       The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

       Investments and Advances

                                                                               March 31, 2000            December 31, 1999
                                                                               ---------------           -----------------
          (amounts in thousands)

          Temperature Controlled Logistics..................................   $       490,633           $       481,808
          Charles E. Smith Commercial Realty L.P.
                ("CESCR")...................................................           320,102                   317,812
          Alexander's.......................................................           158,449                   159,148
          Newkirk Joint Ventures............................................           140,536                   142,670
          Hotel Pennsylvania (1)............................................            59,495                    59,176
          Partially-Owned Office Buildings..................................            59,340                    59,510
          Other.............................................................           127,107                    95,263
                                                                               ---------------           ---------------
                                                                               $     1,355,662           $     1,315,387
                                                                               ===============           ===============

        Income                                                                                 For The Three Months Ended
                                                                                                        March 31,
                                                                                        --------------------------------------
                                                                                            2000                      1999
                                                                                        ------------             --------------
             (amounts in thousands)

             Income applicable to Alexander's: (2)
                32% share of equity in income...............................            $        307             $          282
                Interest Income.............................................                   2,737                      1,220
                                                                                        ------------             --------------
                                                                                        $      3,044             $        1,502
                                                                                        ============             ==============
             Temperature Controlled Logistics:
                60% share of equity in net income...........................            $      8,075             $       10,626
                Management fee (40% of 1% per annum of
                   Total Combined Assets, as defined).......................                   1,323                      1,364
                                                                                        ------------             --------------
                                                                                               9,398                     11,990

             CESCR (3)......................................................                   6,729                      2,636
             Newkirk Joint Ventures.........................................                   4,336                      2,032
             Hotel Pennsylvania (1).........................................                     421                        143
             Partially-Owned Office Buildings (4)...........................                     700                        317
             Other..........................................................                   2,029                      1,482
                                                                                        ------------             --------------
                                                                                        $     23,613             $       18,600
                                                                                        ============             ==============

--------------------
(1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate.

(2)    Fee income is included in Other.

(3) 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%).

                               VORNADO REALTY L.P.

Alexander's

       At March 31, 2000, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000, have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.

       On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 4, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33%.

       Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $1,151,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in income from Vornado Management Corp. is management fee income from Alexander's of $875,000 and $954,000 for the three months ended March 31, 2000 and 1999.

5.     OTHER RELATED PARTY TRANSACTIONS

       The Company loaned Mr. Blum, Executive Vice President--Development, $1,000,000 on March 24, 2000 and an additional $1,000,000 on April 4, 2000 in accordance with the terms of his employment agreement. The loans have a five year term and bear interest, payable quarterly at a rate of 6.63% and 6.55%, respectively (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

       The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $187,000 and $270,000 for the three months ended March 31, 2000 and 1999.

       The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,934,000 and $11,011,000 for the three months ended March 31, 2000 and 1999.

                               VORNADO REALTY L.P.

6.      PARTNERS' CAPITAL

       The following table sets forth the details of partners' capital at March 31, 2000 and December 31, 1999.

                                                 Outstanding Units at            Per Unit      Preferred or
                                         -----------------------------------    Liquidation       Annual           Conversion Rate
                                          March 31, 2000   December 31, 1999    Preference    Distribution Rate   Into Class A Units
                                         ---------------    ----------------    -----------   ----------------    ------------------
Preferred Units:
   Series A.............................       5,789,239          5,789,239        $ 50.00        $  3.25                   --
   Series B.............................       3,400,000          3,400,000        $ 25.00        $ 2.125                   --
   Series C.............................       4,600,000          4,600,000        $ 25.00        $ 2.125                   --
   5.0% B-1 Convertible Preferred.......         899,566            899,566        $ 50.00        $  2.50                  .914
   8.0% B-2 Convertible Preferred.......         449,783            449,783        $ 50.00        $  4.00                  .914
   6.5% C-1 Convertible Preferred.......         747,912            747,912        $ 50.00        $  3.25                1.1431
   8.5% D-1 Cumulative Redeemable
      Preferred.........................       3,500,000          3,500,000        $ 25.00        $ 2.125                   (a)
   8.375% D-2 Cumulative
      Redeemable Preferred..............         549,336            549,336        $ 50.00        $4.1875                   (a)
   8.25% D-3 Cumulative Redeemable
      Preferred.........................       8,000,000          8,000,000        $ 25.00        $2.0625                   (a)
   8.25% D-4 Cumulative Redeemable
      Preferred.........................       5,000,000          5,000,000        $ 25.00        $2.0625                   (a)
   8.25% D-5 Cumulative Redeemable
      Preferred.........................       7,480,000          7,480,000        $ 25.00        $2.0625                   (a)
   6.0% E-1 Convertible Preferred.......       4,998,000          4,998,000        $ 50.00        $ 3.125(b)             1.1364
                                         ---------------    ---------------
                                              45,413,836         45,413,836
                                         ===============    ===============
General Partnership Interest (f)
Limited Partnership Units:
   Class A..............................      92,792,249(c)     92,583,570 (c)             --     $  1.92                   (d)
   Class D..............................         876,543            876,543                --     $ 2.015                   1.0 (e)
                                         ---------------    ---------------
                                              93,668,792         93,460,113
                                         ===============    ===============

-------------------
(a)    Redeemable for an equivalent of the Company's preferred units.

(b)    Increases to $3.25 on March 3, 2001, and fixes at $3.38 on March 3, 2006.

(c) Included in Class A units are 86,541,288 and 86,335,741 units owned by the general partner at March 31, 2000 and December 31, 1999, respectively.

(d) Class A units are redeemable at the option of the holder for cash or, at the Company's option, one common share of beneficial interest in Vornado.

(e) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

(f)    Vornado is the sole general partner.

                               VORNADO REALTY L.P.

7.     COMMITMENTS AND CONTINGENCIES

       There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.     INCOME PER CLASS A UNIT

       The following table sets forth the computation of basic and diluted earnings per Class A unit:

                                                                                          For The Three Months Ended
                                                                                                  March 31,
                                                                                    -------------------------------------
                                                                                          2000                   1999
                                                                                    ---------------       ---------------
 (amounts in thousands except per unit amounts)

 Numerator:

      Income before extraordinary item......................................        $        80,663       $        57,065
      Extraordinary item....................................................                 (1,125)                   --
                                                                                    ---------------       ---------------
      Net income............................................................                 79,538                57,065
      Preferential allocations..............................................                (19,342)               (7,173)
      Unit distributions....................................................                 (9,673)               (5,712)
                                                                                    ---------------       ---------------

 Numerator for basic and diluted income per
      Class A unit- net income applicable to
      Class A units.........................................................        $        50,523       $        44,180
                                                                                    ===============       ===============

 Denominator:
      Denominator for basic income per Class A unit-
         weighted average units.............................................                 92,629                87,856
      Effect of dilutive securities:
         Employee stock options.............................................                  1,376                 1,611
                                                                                    ---------------       ---------------
      Denominator for diluted income per Class A unit-
         adjusted weighted average units and
         assumed conversions................................................                 94,005                89,467
                                                                                    ===============       ===============

 INCOME PER CLASS A UNIT- BASIC:
         Income before extraordinary item...................................        $           .56       $           .50
         Extraordinary item.................................................                   (.01)                   --
                                                                                    ---------------       ---------------
         Net income per Class A unit........................................        $           .55       $           .50
                                                                                    ===============       ===============

 INCOME PER CLASS A UNIT- DILUTED:
         Income before extraordinary item...................................        $           .55       $           .49
         Extraordinary item.................................................                   (.01)                   --
                                                                                    ---------------       ---------------
         Net income per Class A unit........................................        $           .54       $           .49
                                                                                    ===============       ===============

                               VORNADO REALTY L.P.

9.     COMPREHENSIVE INCOME

       The following table sets forth the Company's comprehensive income:

                                                                            For The Three Months Ended
                                                                                    March 31,
                                                                     -------------------------------------
                                                                           2000                   1999
                                                                     ---------------       ---------------
             (amounts in thousands)

             Net income applicable to Class A units................. $        50,523                44,180
             Other comprehensive income/(loss)......................          52,200                (1,025)
                                                                     ---------------       ---------------
             Comprehensive income................................... $       102,723       $        43,155
                                                                     ===============       ===============

                               VORNADO REALTY L.P.

10.    SEGMENT INFORMATION

       The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.
           (amounts in thousands)



                                                                       For The Three Months Ended March 31,
                                                ---------------------------------------------------------------------------------
                                                                                      2000
                                                ---------------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                        Merchandise     Controlled
                                                 Total           Office      Retail         Mart         Logistics        Other(2)
                                                -------          ------      -------    ----------       ---------        -------
Total revenues.........................        $195,279        $109,574      $43,738       $37,193      $    --           $ 4,774
Total expenses.........................         109,755          62,067       18,782        20,100           --             8,806
                                               --------        --------      -------       -------      -------           -------
Operating income.......................          85,524          47,507       24,956        17,093           --            (4,032)
Income applicable to Alexander's.......           3,044              --           --            --           --             3,044
Income from partially-
     owned entities....................          23,613           7,768          368         2,142        9,398             3,937
Interest and other investment income...           5,759             380           --            89           --             5,290
Interest and debt expense..............         (39,347)        (14,141)     (10,811)       (8,347)          --            (6,048)
Net gain on sale of
     real estate.......................           2,560              --        2,560            --           --                --
Minority interest......................            (490)           (490)          --            --           --                --
                                               --------        --------      -------       -------       ------           -------
Income before extraordinary
     item..............................          80,663          41,024       17,073        10,977        9,398             2,191
Extraordinary item.....................          (1,125)             --       (1,125)           --           --                --
                                               --------        --------      -------       -------       ------           -------
Net Income.............................          79,538          41,024       15,948        10,977        9,398             2,191
Extraordinary item.....................           1,125              --        1,125            --           --                --
Minority interest......................             490             490           --            --           --                --
Net gain on sale of
     real estate.......................          (2,560)             --       (2,560)           --           --                --
Interest and debt expense(4)...........          61,660          23,188       11,460         8,347        6,730            11,935
Depreciation and amortization(4).......          39,377          17,956        4,302         5,027        8,329             3,763
Straight-lining of rents(4)............          (7,432)         (5,301)        (677)       (1,279)        (527)              352
Other..................................           1,274              --           --            --          515               759
                                               --------        --------      -------       -------      -------           -------
EBITDA(1)..............................        $173,472        $ 77,357      $29,598       $23,072      $24,445           $19,000
                                               ========        ========      =======       =======      =======           =======

                                                                                    March 31, 2000
                                              -----------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..................     $ 3,616,532    $ 2,210,192    $  552,099    $  753,590    $      --       $   100,651
     Investments and
        advances to
        partially-owned
        entities.......................       1,355,662        384,951         3,014        37,125      490,633           439,939


                                                                     For The Three Months Ended March 31,
                                          ---------------------------------------------------------------------------------
                                                                                1999
                                          ---------------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                   Merchandise    Controlled
                                            Total         Office        Retail         Mart        Logistics      Other(2)
                                          ----------    ----------     --------    ----------     ----------      ---------
Total revenues.........................   $  163,564    $   87,276     $ 41,357      $ 32,988       $     --          1,943
Total expenses.........................       93,957        51,484       17,157        18,502             --          6,814
                                          ----------    ----------     --------      --------       --------       --------
Operating income.......................       69,607        35,792       24,200        14,486             --         (4,871)

Income applicable to Alexander's.......        1,502            --           --            --             --          1,502
Income from partially-
     owned entities....................       18,600         2,914          200         1,176         11,990          2,320

Interest and other investment income...        3,458           538           --           298             --          2,622

Interest and debt expense..............      (35,617)      (10,481)      (8,032)       (6,296)            --        (10,808)
Net gain on sale of
     real estate.......................           --            --           --            --             --             --

Minority interest......................         (485)         (485)          --            --             --             --
                                          ----------    ----------     --------      --------       --------       --------
Income before extraordinary
     item..............................       57,065        28,278       16,368         9,664         11,990         (9,235)

Extraordinary item.....................           --            --           --            --             --             --
                                          ----------    ----------     --------      --------       --------       --------

Net Income.............................       57,065        28,278       16,368         9,664         11,990         (9,235)

Extraordinary item.....................           --            --           --            --             --             --

Minority interest......................          485           485           --            --             --             --
Net gain on sale of
     real estate.......................           --            --           --            --             --             --

Interest and debt expense(4)...........       49,699        14,605        8,689         6,296          6,665         13,444
Depreciation and amortization(4).......       32,211        13,777        4,132         4,073          8,397          1,832
Straight-lining of rents(4)............       (4,877)       (3,713)        (635)       (1,108)            --            579
Other..................................       (2,654)           --           --            --         (4,123)(3)      1,469
                                          ----------    ----------     --------      --------       --------       --------

EBITDA(1)..............................   $  131,929    $   53,432     $ 28,554      $ 18,925       $ 22,929       $  8,089
                                          ==========    ==========     ========      ========       ========       ========

                                                                        December 31, 1999
                                          ---------------------------------------------------------------------------------
Balance sheet data:
     Real estate, net..................   $3,612,965    $2,208,510     $575,633      $753,416             --       $ 75,406
     Investments and
        advances to
        partially-owned
        entities.......................    1,315,387       382,417        3,057        32,524        481,808        415,581

--------------------------------------
See footnotes 1-4 on the next page.

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

(2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(3) Includes the reversal of income taxes (benefit for the three months ended March 31, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (All of the amounts presented are in thousands, except unit amounts and percentages)

       Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense,
(f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Vornado to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations,
(l) general competitive factors.

       OVERVIEW

       Below is a summary of net income and EBITDA by segment for the three months ended March 31, 2000 and 1999:


                                                                                      March 31, 2000
                                               ----------------------------------------------------------------------------------
                                                                                                           Temperature
                                                                                             Merchandise   Controlled
                                                 Total           Office          Retail         Mart        Logistics     Other(2)
                                               --------         --------        --------     -----------   -----------    -------
Total revenues.............................    $195,279         $109,574        $ 43,738       $37,193       $    --      $ 4,774
Total expenses.............................     109,755           62,067          18,782        20,100            --        8,806
                                               --------         --------        --------       -------       -------      -------
Operating income...........................      85,524           47,507          24,956        17,093            --       (4,032)
Income applicable to Alexander's...........       3,044               --              --            --            --        3,044
Income from partially-owned entities.......      23,613            7,768             368         2,142         9,398        3,937
Interest and other investment income.......       5,759              380              --            89            --        5,290
Interest and debt expense..................     (39,347)         (14,141)        (10,811)       (8,347)           --       (6,048)
Net gain on sale of real estate............       2,560               --           2,560            --            --           --
Minority interest..........................        (490)            (490)             --            --            --           --
                                               --------         --------        --------       -------       -------      -------
Income before extraordinary item...........      80,663           41,024          17,073        10,977         9,398        2,191
Extraordinary item.........................      (1,125)              --          (1,125)           --            --           --
                                               --------         --------        --------       -------       -------      -------
Net Income.................................      79,538           41,024          15,948        10,977         9,398        2,191
Extraordinary item.........................       1,125               --           1,125            --            --           --
Minority interest..........................         490              490              --            --            --           --
Net gain on sale of real estate............      (2,560)              --          (2,560)           --            --           --
Interest and debt expense(3)...............      61,660           23,188          11,460         8,347         6,730       11,935
Depreciation and amortization(3)...........      39,377           17,956           4,302         5,027         8,329        3,763
Straight-lining of rents(3)................      (7,432)          (5,301)           (677)       (1,279)         (527)         352
Other......................................       1,274               --              --            --           515          759
                                               --------         --------        --------       -------       -------      -------
EBITDA(1)..................................    $173,472         $ 77,357        $ 29,598       $23,072       $24,445      $19,000
                                               ========         ========        ========       =======       =======      =======

   Footnotes 1-4 are explained on the following page.

                                                                        March 31, 1999
                                        -------------------------------------------------------------------------------
                                                                                            Temperature
                                                                             Merchandise    Controlled
                                          Total       Office      Retail        Mart         Logistics       Other(2)
                                        ----------  ----------   ---------   -----------    ------------    -----------
Total revenues........................   $163,564    $ 87,276     $41,357      $32,988       $     --         $  1,943
Total expenses........................     93,957      51,484      17,157       18,502             --            6,814
                                         --------    --------     -------      -------       --------         --------
Operating income......................     69,607      35,792      24,200       14,486             --           (4,871)
Income applicable to Alexander's .....      1,502          --          --           --             --            1,502
Income from partially-owned entities..     18,600       2,914         200        1,176         11,990            2,320
Interest and other investment income..      3,458         538          --          298             --            2,622
Interest and debt expense.............    (35,617)    (10,481)     (8,032)      (6,296)            --          (10,808)
Minority interest.....................       (485)       (485)         --           --             --               --
                                         --------    --------     -------      -------       --------         --------
Net income............................     57,065      28,278      16,368        9,664         11,990           (9,235)
Minority interest.....................        485         485          --           --             --               --
Interest and debt expense (3).........     49,699      14,605       8,689        6,296          6,665           13,444
Depreciation and amortization (3).....     32,211      13,777       4,132        4,073          8,397            1,832
Straight-lining of rents (3)..........     (4,877)     (3,713)       (635)      (1,108)            --              579
Other                                      (2,654)         --          --           --        (4,123)(4)         1,469
                                         --------    --------     -------      -------       --------         --------
EBITDA(1).............................   $131,929    $ 53,432     $28,554      $18,925       $ 22,929         $  8,089
                                         ========    ========     =======      =======       ========         ========

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

(2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Includes adjustment for income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2000 AND 1999

       Below are the details of the changes by segment in EBITDA.

                                                                                                      Temperature
                                                                                       Merchandise    Controlled
                                          Total          Office          Retail           Mart         Logistics         Other
                                        --------        --------        --------        --------        --------       --------
Three months ended
         March 31, 1999.............    $131,929        $ 53,432        $ 28,554        $ 18,925        $ 22,929       $  8,089
2000 Operations:
         Same store operations(1)...      12,913           7,116           1,044           4,147          N/A(2)            606
         Acquisitions and other.....      28,630          16,809              --              --           1,516         10,305
                                        --------        --------        --------        --------        --------       --------
Three months ended
         March 31, 2000.............    $173,472        $ 77,357        $ 29,598        $ 23,072        $ 24,445       $ 19,000
                                        ========        ========        ========        ========        ========       ========
         % increase in same
              store operations......      11.8%           13.3%            3.7%           21.9%         N/A(2)            7.5%

(1)    Represents operations which were owned for the same period in each year.

(2) EBITDA for the periods noted above is not comparable because prior to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies. If the Company had not sold its interest in the operations of the Temperature Controlled Logistics Companies and continued to reflect its equity in such operations, EBITDA for the three months ended March 31, 2000 would have decreased by approximately $2,000. Management of the Temperature Controlled Logistics Companies, the Company's tenant, believes that the results for the quarter ended March 31, 2000, are not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. In addition, they have advised us that historically, revenue from certain portions of the business are substantially lower in the first quarter than the average of the quarters for the remainder of the year.

       Revenues

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $195,279 in the three months ended March 31, 2000, compared to $163,564 in the prior year's quarter, an increase of $31,715. This increase by segment resulted from:

                                     Date of                                                    Merchandise
                                   Acquisition        Total        Office           Retail         Mart                Other
                                   -----------        -----     ------------    ------------   --------------       ------------
Property Rentals:
Acquisitions:
      888 Seventh Avenue......... January 1999      $  2,296    $      2,296    $         --   $            --      $         --
      909 Third Avenue........... July 1999            6,456           6,456              --                --                --
      595 Madison Avenue......... September 1999       3,529           3,529              --                --                --
      Hotel Pennsylvania......... August 1999          1,525              --              --                --             1,525
      Student Housing
         Complex................. January 2000           748              --              --                --               748
                                                      ------  --------------    ------------   ---------------      ------------
                                                      14,554          12,281              --                --             2,273
Leasing activity.................                     13,292           8,487           1,613             2,966               226
                                                      ------  --------------    ------------   ---------------      ------------
Total increase in property
      rentals....................                     27,846          20,768           1,613             2,966             2,499
                                                      ------  --------------    ------------   ---------------      ------------
Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions...............                      1,493           1,266              --                --               227
Other............................                      3,035             955             923             1,039               118
                                                      ------  --------------    ------------   ---------------      ------------
Total increase in tenant
      expense reimbursements.....                      4,528           2,221             923             1,039               345
                                                      ------  --------------    ------------   ---------------      ------------
Other income.....................                       (659)           (691)           (155)              200               (13)
                                                       ------ --------------    ------------   ---------------      ------------
Total increase in revenues.......                   $ 31,715    $     22,298    $      2,381   $         4,205      $      2,831
                                                      ======  ==============    ============   ===============      ============

       Expenses

       The Company's expenses were $109,755 in the three months ended March 31, 2000, compared to $93,957 in the prior year's quarter, an increase of $15,798. This increase by segment resulted from:

                                                                                     Merchandise
                                        Total           Office        Retail            Mart           Other
                                       -------          -------       -------        -----------      -------
Operating:
     Acquisitions.................     $ 7,600          $ 6,470        $  --           $    --        $ 1,130
     Same store operations........       3,668            1,526         1,463              842           (163)
                                       -------          -------       -------          -------        -------
                                        11,268            7,996         1,463              842            967
                                       -------          -------       -------          -------        -------
Depreciation and
     amortization:
     Acquisitions.................       2,112            1,629            --               --            483
     Same store operations........       1,849              770           129              954             (4)
                                       -------          -------       -------          -------        -------
                                         3,961            2,399           129              954            479
                                       -------          -------       -------          -------        -------
General and administrative:                569(2)           188            33(1)          (198)           546(1)
                                       -------          -------       -------          -------        -------
                                       $15,798          $10,583       $ 1,625          $ 1,598        $ 1,992
                                       =======          =======       =======          =======        =======

       (1) Retail general and administrative expenses are included in corporate expenses which are not allocated.

       (2) Of this increase: (i) $110 is attributable to acquisitions, (ii) $299 resulted from payroll, primarily for additional employees and corporate office expenses, and (iii) $160 resulted from professional fees.

       Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,044 in the three months ended March 31, 2000, compared to $1,502 in the prior year's quarter, an increase of $1,542. This increase resulted primarily from interest income on the additional $50,000,000 the Company lent to Alexander's in October 1999.

       Income from partially-owned entities was $23,613 in the three months ended March 31, 2000, compared to $18,600 in the prior year's quarter, an increase of $5,013. This increase by segment resulted from:

                                                                                                         Temperature
                                     Date of                                             Merchandise     Controlled
                                   Acquisition       Total        Office      Retail        Mart          Logistics        Other
                                   -----------     -------        -------     ------     -----------      ---------       -------
Acquisitions:
  Newkirk Joint Ventures.........   March 1999     $ 2,304        $    --     $    --      $    --         $    --        $ 2,304
  Other..........................   various           (911)            --          --           --              --           (911)
                                                   -------        -------     -------      -------         -------        -------
                                                     1,393             --          --           --              --          1,393
Increase (decrease) in equity
  in income:
     Temperature Controlled
       Logistics.................                   (2,592)(1)         --          --           --          (2,592)(1)        --
Charles E. Smith
     Commercial Realty L.P.                          4,093          4,093          --           --             --             --
Hotel Pennsylvania...............                      278(2)          --          --           --             --             278(2)
Partially-owned
     office buildings............                      383            383          --           --             --             --
Other............................                    1,458            378         168          966             --             (54)
                                                   -------        -------     -------      -------         -------        -------
                                                   $ 5,013        $ 4,854     $   168      $   966         $(2,592)       $ 1,617
                                                   =======        =======     =======      =======         =======        =======

-----------------
(1) This decrease resulted from an income tax benefit of $4,324 in the prior year's quarter, partially offset by an increase in the current year's income before taxes of $1,732.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

       Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $5,759 for the three months ended March 31, 2000, compared to $3,458 in the prior year's quarter, an increase of $2,301. This increase resulted primarily from higher average investments this quarter.

       Interest and debt expense was $39,347 for the three months ended March 31, 2000, compared to $35,617 in the prior year's quarter, an increase of $3,730. This increase resulted primarily from higher average interest rates.

       Minority interest was $490 for the three months ended March 31, 2000, compared to $485 in the prior year's quarter, an increase of $5. This increase is primarily due to higher income.

       Preferential allocations to unitholders were $19,342 for the three months ended March 31, 2000, compared to $7,173 for the prior period, an increase of $12,169. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

       The Company incurred an extraordinary loss of $1,125 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

       Preferred unit distributions were $9,673 for the three months ended March 31, 2000 compared to $5,712 in the prior year's quarter, an increase of $3,961. This increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred shares in March 1999 and the issuance of the Company's Series C Cumulative Redeemable Preferred Shares in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Three Months Ended March 31, 2000

       Cash flows provided by operating activities of $45,249 was primarily comprised of (i) income of $79,538 offset by (ii) adjustments for non-cash items of $9,899, and (iii) the net change in operating assets and liabilities of $21,830. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $23,253 and (ii) minority interest of $490, offset by (iii) the effect of straight-lining of rental income of $8,110 and
(iv) equity in net income of partially-owned entities of $26,657. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $11,673.

       Net cash used in investing activities of $28,832 was primarily comprised of (i) capital expenditures of $20,608 (see detail below), (ii) investment in notes and mortgages receivable of $6,000 (loan to Vornado Operating Company),
(iii) acquisitions of real estate of $6,660 (see detail below), (iv) investments in partially-owned entities of $26,564 (see detail below), (v) investments in securities of $7,427, partially offset by (vi) proceeds from the sale of real estate $23,992 and distributions from partially-owned entities of $15,490.

Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                 Debt        Value of Units
                                                              Cash             Assumed           Issued             Investment
                                                         -------------     --------------    ---------------    -----------------
Real Estate:
     Student Housing Complex (90% interest)...........   $       6,660     $       17,640    $            --    $          24,300
                                                         =============     ==============    ===============    =================
Investments in Partially Owned Entities:
     Vornado-Ceruzzi Joint Venture (80% interest).....   $      15,696     $           --    $            --    $          15,696
     Funding of Development Expenditures..............           9,878                 --                 --                9,878
     Other                                                         990                 --                 --                  990
                                                         -------------     --------------    ---------------    -----------------
                                                         $      26,564     $           --    $            --    $          26,564
                                                         =============     ==============    ===============    =================

Capital expenditures were comprised of:

                                                       New York                    Merchandise
                                           Total      City Office      Retail         Mart         Other
                                          -------     -----------     -------      -----------    -------
Expenditures to maintain the assets.      $ 5,881       $ 3,165       $    35       $   559       $ 2,122
Tenant allowances...................        4,499         3,699           512           288            --
Redevelopment expenditures..........       10,228         6,038            --         4,190            --
                                          -------       -------       -------       -------       -------
                                          $20,608       $12,902       $   547       $ 5,037       $ 2,122
                                          =======       =======       =======       =======       =======

       Net cash used in financing activities of $24,341 was primarily comprised of (i) repayment of borrowings of $522,506, (ii) distributions paid on Class A units of $44,465, (iii) debt issuance costs of $17,996, (iv) distributions to minority partners of $5,470, partially offset by (v) proceeds from borrowings of $565,000.

       Three Months Ended March 31, 1999

       Cash flows provided by operating activities of $20,340 was primarily comprised of (i) income of $57,065 and (ii) adjustments for non-cash items of $6,161, offset by (iii) the net change in operating assets and liabilities of $30,271. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $19,292 and (ii) minority interest of $485, partially offset by (iii) the effect of straight-lining of rental income of $7,056 and (iv) equity in net income of partially-owned entities of $18,882. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $16,295.

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

       Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                Debt         Value of Units
                                                               Cash            Assumed           Issued          Assets Acquired
                                                          -------------    --------------    ---------------     -----------------
Real Estate:
     888 Seventh Avenue...............................    $      45,000    $       55,000    $            --     $         100,000
                                                          =============    ==============    ===============     =================
Investments in Partially Owned Entities:
     Charles E. Smith Commercial Realty L.P.:
        Additional investment.........................    $          --    $           --    $       242,000     $         242,000
        Reacquired units from Vornado Operating
           Company....................................           13,200                --                 --                13,200
        Crystal City hotel land.......................               --                --              8,000                 8,000
     Additional investment in Newkirk Joint Ventures..               --                --             47,800                47,800
                                                          -------------    --------------    ---------------     -----------------

                                                          $      13,200    $           --    $       297,800     $         311,000
                                                          =============    ==============    ===============     =================

Capital expenditures were comprised of:

                                          New York                  Merchandise
                                        City Office     Retail          Mart         Other         Total
                                        -----------     -------       -------       -------       -------
Expenditures to maintain the assets...    $ 1,258       $   271       $ 1,428       $ 1,712       $ 4,669
Tenant allowances.....................      3,464           231         4,464            --         8,159
Redevelopment expenditures............     36,392        12,008            --            --        48,400
                                          -------       -------       -------       -------       -------
                                          $41,114       $12,510       $ 5,892       $ 1,712       $61,228
                                          =======       =======       =======       =======       =======

       Net cash provided by financing activities of $33,083 was primarily comprised of (i) proceeds from borrowings of $165,000, and (ii) proceeds from the issuance of Series B Cumulative Redeemable Preferred units of $82,305, partially offset by (iii) repayment of borrowings of $163,963, (iv) distributions paid on Class A units of $38,473, (v) distributions paid on preferred units of $4,993 and (vi) distributions to minority partners of $3,544.

SUPPLEMENTAL INFORMATION

       The following table sets forth certain information for the properties the Company owns directly or indirectly:

                                                         Office                              Merchandise Mart         Temperature
                                               -------------------------              -----------------------------   Controlled
                                               New York City     CESCR     Retail     Office(1)         Showroom(1)    Logistics
                                               -------------    --------   ------     ---------         -----------    ---------
(square feet and cubic feet in thousands)
As of March 31, 2000
   Square feet................................      14,267        3,782     11,960     2,640(3)             4,317         17,770
   Cubic feet.................................        --            --        --          --                  --         445,000
   Number of properties.......................        22            40        56           7                  7             90
   Occupancy rate.............................        95%         95%(2)      93%       88%(3)               99%           95%
As of December 31, 1999
   Square feet................................      14,028        3,623     11,960       2,414              4,174         16,998
   Cubic feet.................................        --            --        --          --                  --         428,300
   Number of properties.......................        22            39        56           7                  7             89
   Occupancy rate.............................        95%          99%        92%         93%                98%           95%
As of March 31, 1999:
   Square feet................................      12,455        3,623     12,131       2,598              3,979         16,632
   Cubic feet.................................        --            --        --          --                  --         416,200
   Number of properties.......................        21            39        59           7                  7             86
   Occupancy rate.............................        92%          98%        93%         91%                97%           94%

-------------
(1) The office and showroom space is contained in the same mixed-use properties.

(2) Excluding 1750 Pennsylvania Avenue which was acquired in the first quarter of 2000, the occupancy rate was 97% at March 31, 2000.

(3) The decrease in occupancy resulted from the conversion in March of this year of existing vacant showroom space to office space in Chicago.

Financings

       On March 1, 2000, the Company completed a $500 million private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490 million. In connection therewith, the Company repaid $228 million of existing mortgage debt scheduled to mature on December 1, 2000 and $262 million outstanding under its revolving credit facility.

       On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (7.44% at March 31, 2000).

       On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.0% at March 31, 2000). The Company paid origination fees of $6.7 million and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

       The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       At March 31, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

 (amounts in thousands except per unit amounts)


                                                      Weighted        Effect of 1%
                                                      Average         Increase In
                                         Balance    Interest Rate      Base Rates
                                     -------------  -------------     -----------
Wholly-owned debt:
              Variable rate......    $     999,660      7.40%         $     9,997
              Fixed rate.........        1,111,230      7.58%                  --
                                     -------------                    -----------
                                     $   2,110,890                          9,997
                                     =============                    -----------
Partially-owned debt:
              Variable rate......    $      65,482      7.60%                 655
              Fixed rate.........        1,146,263      7.74%                  --
                                     -------------                    -----------
                                     $   1,211,745                            655
                                     =============                    -----------
Preferential allocations.........                                          (1,530)
                                                                      -----------

Total decrease in the
     Company's annual net income.                                     $     9,122
                                                                      ===========
         Per Class A unit-diluted                                     $       .10
                                                                      ===========

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

(b)    Reports on Form 8-K

        During the quarter ended March 31, 2000, Vornado Realty L.P. filed no reports on Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VORNADO REALTY L.P.
                                    -------------------------------------------
                                                (Registrant)

Date:                          By:             /s/  Irwin Goldberg
                                    -------------------------------------------
                                               IRWIN GOLDBERG
                                    Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
    NO.
 -------
   3.1        --  Amended and Restated Declaration of Trust of Vornado, amended April 3, 1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration Statement on Form S-8 (File No. 333-29011),
                    filed on June 12, 1997.........................................................................       *

   3.2        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                    2, 2000........................................................................................       *

   3.3        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed
                    on April 28, 1998..............................................................................       *

   3.4        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to
                    Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                    2, 2000........................................................................................       *

   3.5        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit
                    3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000.       *

   3.6        --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                    April 8, 1997..................................................................................       *

   3.7        --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                    Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................................       *

   3.8        --  Articles Supplementary Classifying Additional  Series D-1 Preferred Shares - Incorporated by
                    reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
                    (File No. 001-11954), filed on February 9, 1999................................................       *

   3.9        --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                    Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                    No. 001-11954), filed on March 17, 1999........................................................       *

   3.10       --  Articles Supplementary Classifying Vornado's Series C Preferred Shares  - Incorporated by
                    reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954),
                    filed on May 19, 1999..........................................................................       *

   3.11       --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on
                    May 27, 1999  - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                    8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999............................       *

----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
   3.12       --  Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares, dated September 3,
                    1999, as filed with the State Department of Assessments and Taxation of Maryland on September
                    3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                    dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999........................       *

   3.13       --  Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares, dated September 3,
                    1999, as filed with the State Department of Assessments and Taxation of Maryland on September
                    3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                    dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999........................       *

   3.14       --  Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999
                    (File No. 001-11954), filed on December 23, 1999...............................................       *

   3.15       --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999
                    (File No. 1-11954), filed on March 9, 2000.....................................................       *

   3.16       --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report
                    on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-K")....       *

   3.17       --  Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty
                    L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K.       *

   3.18       --  Second Amendment to Second Amendment and Restated Agreement of Limited Partnership of the
                    Operating Partnership of the Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No.
                    333-50095), filed on April 14, 1998............................................................       *

   3.19       --  Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                    November 30, 1998..............................................................................       *

   3.20       --  Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the
                    Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954),
                    filed on February 9, 1999......................................................................       *

   3.21       --  Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited
                    Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of
                    Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on
                    February 9, 1999...............................................................................       *

   3.22       --  Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating
                   Partnership, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                   Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999...       *

----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
   3.23       --  Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating
                    Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March
                    17, 1999.......................................................................................       *

   3.24       --  Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.25       --  Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.26       --  Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.......       *

   3.27       --  Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of
                  Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                  October 25, 1999.................................................................................       *

   3.28       --  Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of
                  Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                  October 25, 1999.................................................................................       *

   3.29       --  Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado
                  Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                  December 23, 1999................................................................................       *

   4.1        --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.29 of this
                    Quarterly Report on Form 10-Q)

   4.2        --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November
                    24, 1993 (File No. 001-11954), filed December 1, 1993..........................................       *

   4.3        --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                    $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                    Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................       *

   4.4        --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                    April 8, 1997..................................................................................       *

   4.5        --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                  of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                  Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999..............................       *


----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
   4.6        --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                  of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No. 001-11954),
                  filed May 19, 1999...............................................................................       *

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

----------------------------------
*   Incorporated by reference

**  Management contract or compensatory plan

 EXHIBIT
    NO.
 -------
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


----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
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

----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
  10.38       --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders
                    Party Hereto, The Chase Manhattan Bank, as Administrative Agent Incorporated by reference to
                    Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                    (File No. 001-11954), filed August 13, 1998....................................................       *

  10.39       --  Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                    Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998..................       *

  10.40       --  Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado Realty L.P. and Goldman,
                    Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form
                    8-K, dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998.........................       *

  10.41       --  Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K, dated April 9, 1998 (File
                    No. 001-11954), filed on April 16, 1998........................................................       *

  10.42       --  Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty L.P. and Merrill
                    Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of
                    Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on
                    April 28, 1998.................................................................................       *

  10.43       --  Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................       *

  10.44       --  Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................       *

  10.45       --  Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty L.P., Merrill Lynch,
                    Pierce, Fenner & Smith Incorporated - Incorporated by reference to Exhibit 1.1 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999..       *

  10.46       --  Underwriting Agreement, dated May 17, 1999, among Vornado Realty Trust, Vornado Realty L.P.,
                    Salomon Smith Barney Inc. and the other underwriters named therein - Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated May 17, 1999 (File No.
                    001-11954), filed on May 26, 1999..............................................................       *

  10.47       --  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and
                    Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and
                    Vornado (as Mortgagee) - Incorporated by reference to Vornado's Annual Report on Form 10-K for
                    the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000..................       *

  10.48       --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle Bank
                    National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File
                    No. 001-11954), filed on March 9, 2000.........................................................       *

  10.49       --    Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                    31, 1999 (File No. 001-11954), filed on March 9, 2000..........................................       *

----------------------------------
*   Incorporated by reference

 EXHIBIT
    NO.
 -------
  10.50       --  First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                    31, 1999 (File No. 001-11954), filed on March 9, 2000..........................................       *

  10.51       --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                    31, 1999 (File No. 001-11954), filed on March 9, 2000..........................................       *

  10.52       --  Promissory Note of Melvyn Blum, dated March 24, 2000

  10.53       --  Promissory Note of Melvyn Blum, dated April 4, 2000

  10.54       --  Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower,
                    Vornado Realty Trust, as general partner, and UBS AG, as Bank

  27          --  Financial Data Schedule