Form 10-Q
period 2000-06-30
VORNADO REALTY LP
filed 2000-08-10
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 31


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 JUNE 30, 2000
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number: 000-22635
                       ---------------------------------------------------------


                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   13-3925979
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                        Identification Number)


   888 SEVENTH AVENUE, NEW YORK, NEW YORK                     10019
---------------------------------------------       ----------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (212) 894-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


             PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY 07663
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

                                      INDEX




PART I.              FINANCIAL INFORMATION:
                     ----------------------

             Item 1.  Financial Statements:                                                          Page Number
                                                                                                     -----------
                      Consolidated Balance Sheets as of June 30, 2000 and
                      December 31, 1999.....................................................              3

                      Consolidated Statements of Income for the Three and Six Months
                      Ended June 30, 2000 and June 30, 1999.................................              4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2000 and June 30, 1999.................................              5

                      Notes to Consolidated Financial Statements............................              6

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................              16

             Item 3.  Quantitative and Qualitative Disclosures About Market Risks...........              28



PART II.              OTHER INFORMATION:
                      -----------------

             Item 1.  Legal Proceedings.....................................................              29

             Item 6.  Exhibits and Reports on Form 8-K......................................              29

Signatures            ......................................................................              30

Exhibit Index         ......................................................................              31

PART I.  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS
(amounts in thousands except unit amounts)


                                                                    JUNE 30,                 DECEMBER 31,
                                                                      2000                      1999
                                                              --------------------        ------------------

ASSETS

Real estate, at cost:
        Land.......................................           $            821,652        $          826,477
        Buildings and improvements.................                      3,153,622                 3,080,174
        Leasehold improvements and
               equipment...........................                         17,375                    14,856
                                                              --------------------        ------------------
                        Total......................                      3,992,649                 3,921,507
        Less accumulated depreciation and
               amortization........................                       (346,081)                 (308,542)
                                                              --------------------        ------------------
        Real estate, net ..........................                      3,646,568                 3,612,965

Cash and cash equivalents, including U.S.
      government obligations under repurchase
      agreements of $20,714 and $43,675............                         99,137                   112,630
Escrow deposits and restricted cash................                         34,216                    30,571
Marketable securities .............................                        134,949                   106,503
Investments and advances to partially-owned
      entities, including Alexander's of
      $161,837 and $159,148........................                      1,398,093                 1,315,387
Due from officers .................................                         19,398                    17,190
Accounts receivable, net of allowance for
      doubtful accounts of $7,762 and $7,292.......                         34,580                    36,408
Notes and mortgage loans receivable................                         57,377                    49,719
Receivable arising from the straight-lining of
       rents ......................................                         94,480                    79,298
Deposits in connection with real estate
      acquisitions ................................                          9,148                     8,128
Other assets ......................................                        149,853                   110,419
                                                              --------------------        ------------------


TOTAL ASSETS ......................................           $          5,677,799        $        5,479,218
                                                              ====================        ==================


                                                                   JUNE 30,                DECEMBER 31,
                                                                     2000                      1999
                                                              --------------------       ------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable........................           $          2,038,952       $        1,681,804
Revolving credit facility..........................                             --                  367,000
Accounts payable and accrued expenses..............                         98,970                  107,036
Officer's compensation payable.....................                         36,013                   34,996
Deferred leasing fee income........................                          8,100                    8,349
Other liabilities..................................                          2,628                    2,634
                                                              --------------------       ------------------
                        Total liabilities..........                      2,184,663                2,201,819
                                                              --------------------       ------------------
Minority interest of unitholders in the
      Operating Partnership........................                         14,546                   14,769
                                                              --------------------       ------------------
Commitments and contingencies
Partners' Capital:
         Equity     ...............................                      3,591,243                3,385,857
         Accumulated deficit.......................                       (104,227)                (116,979)
                                                              --------------------       ------------------
                                                                         3,487,016                3,262,630
         Accumulated other comprehensive loss......                         (3,704)                  (1,448)
         Due from officers for purchase of common
                  shares of beneficial interest....                         (4,722)                  (4,800)
                                                              --------------------       ------------------
                         Total Partners' capital...                      3,478,590                3,262,630
                                                              --------------------       ------------------




TOTAL LIABILITIES AND
         PARTNERS' CAPITAL.........................           $          5,677,799       $        5,479,218
                                                              ====================       ==================

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per unit amounts)

                                                       FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                 JUNE 30                                   JUNE 30
                                                   ----------------------------------       ------------------------------------
                                                        2000              1999                  2000                 1999
                                                   ---------------   ----------------       ---------------      ---------------
Revenues:
    Property rentals.............................  $       168,575   $        141,724       $       334,580      $       279,883
    Expense reimbursements.......................           25,604             21,143                50,860               41,871
    Other income (including fee income
        from related parties of $346 and $777
        in each three month period and $667
        and $1,185 in each six month period).....            4,566              3,321                 8,584                7,998
                                                   ---------------   ----------------       ---------------      ---------------
Total revenues...................................          198,745            166,188               394,024              329,752
                                                   ---------------   ----------------       ---------------      ---------------

Expenses:
    Operating....................................           74,366             65,925               150,671              130,962
    Depreciation and amortization................           24,687             19,585                47,940               38,877
    General and administrative...................           10,770             10,169                20,967               19,797
                                                   ---------------   ----------------       ---------------      ---------------
Total expenses...................................          109,823             95,679               219,578              189,636
                                                   ---------------   ----------------       ---------------      ---------------

Operating income.................................           88,922             70,509               174,446              140,116
Income applicable to Alexander's.................            3,113              1,839                 6,157                3,341
Income from partially-owned entities.............           24,026             20,978                47,639               39,578
Interest and other investment income.............            4,939              4,900                10,698                8,358
Interest and debt expense........................          (39,335)           (35,284)              (78,682)             (70,901)
Net gain on sale of real estate .................               --                 --                 2,560                   --
Minority interest................................             (577)              (529)               (1,067)              (1,014)
                                                   ---------------   ----------------       ---------------      ---------------
Income before extraordinary item.................           81,088             62,413               161,751              119,478
Extraordinary item...............................               --                 --                (1,125)                  --
                                                   ---------------   ----------------       ---------------      ---------------
Net Income.......................................           81,088             62,413               160,626              119,478
Preferred unit distributions (including accretion
    of issuance expenses of $719 and $1,438
    in each three and six month period)..........           (9,672)            (8,381)              (19,345)             (14,093)
Preferential allocations.........................          (21,125)           (10,102)              (40,467)             (17,275)
                                                   ---------------   ----------------       ---------------      ---------------
NET INCOME applicable to Class A units...........  $        50,291   $         43,930       $       100,814      $        88,110
                                                   ===============   ================       ===============      ===============

NET INCOME PER CLASS A UNIT
    -BASIC.......................................  $           .55   $            .50       $          1.10      $          1.00
                                                   ===============   ================       ===============      ===============

NET INCOME PER CLASS A UNIT
    -DILUTED.....................................  $           .53   $            .49       $          1.08      $           .98
                                                   ===============   ================       ===============      ===============

DIVIDENDS PER CLASS A UNIT.......................  $           .48   $            .44       $           .96      $           .88
                                                   ===============   ================       ===============      ===============



                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                                            For The Six Months Ended June 30,
                                                                                      ------------------------------------------
                                                                                             2000                    1999
                                                                                      ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.................................................................     $          160,626      $          119,478
      Adjustments to reconcile net income to net
           cash provided by operations:
               Depreciation and amortization (including debt issuance costs).....                 47,940                  38,877
               Straight-lining of rental income..................................                (15,182)                (15,393)
               Net gain on sale of real estate...................................                 (2,560)                     --
               Minority interest.................................................                  1,067                   1,014
               Extraordinary item................................................                  1,125                      --
               Equity in income of Alexander's,
                  including depreciation of $300 in each period..................                 (6,157)                   (816)
               Equity in net income of partially-owned entities..................                (47,639)                (39,578)
               Gain on sale of marketable securities.............................                     --                    (382)
               Changes in operating assets and liabilities.......................                (34,669)                (16,404)
                                                                                      ------------------      ------------------
      Net cash provided by operating activities..................................                104,551                  86,796
                                                                                      ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to real estate...................................................                (73,771)                (86,731)
      Acquisitions of real estate and other......................................                 (6,660)                (45,000)
      Proceeds from sale of real estate..........................................                 23,992                      --
      Investments in partially-owned entities....................................                (45,450)                (13,200)
      Distributions from partially-owned entities................................                 17,705                      --
      Proceeds from sale of Temperature Controlled Logistics assets..............                     --                  22,769
      Investment in notes and mortgages receivable...............................                 (7,595)                (60,567)
      Repayment of mortgage loans receivable.....................................                     --                  19,367
      Cash restricted for tenant improvements....................................                 (3,645)                 24,548
      Purchases of securities available for sale.................................                (24,412)                 (3,939)
      Proceeds from sale or maturity of securities available for sale............                     --                   6,992
      Real estate deposits and other.............................................                 (1,020)                 (6,559)
                                                                                      ------------------      ------------------
      Net cash used in investing activities......................................               (120,856)               (142,320)
                                                                                      ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings...................................................                590,000                 165,000
      Repayments of borrowings...................................................               (619,444)               (306,490)
      Debt issuance costs........................................................                (17,996)                 (3,504)
      Proceeds from issuance of preferred units..................................                195,639                      --
      Proceeds from issuance of preferred stock..................................                     --                 193,282
      Distributions to Class A unitholders.......................................                (88,061)                (77,030)
      Preferential allocations...................................................                (41,134)                 (9,628)
      Distributions to preferred unitholders.....................................                (17,907)                (12,655)
      Exercise of stock options..................................................                  1,715                     255
                                                                                      ------------------      ------------------
      Net cash provided by (used in) financing activities........................                  2,812                 (50,770)
                                                                                      ------------------      ------------------

      Net decrease in cash and cash equivalents..................................                (13,493)               (106,294)
      Cash and cash equivalents at beginning of period...........................                112,630                 167,808
                                                                                      ------------------      ------------------

      Cash and cash equivalents at end of period.................................     $           99,137      $           61,514
                                                                                      ==================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest (including capitalized interest of $5,646 in
           2000 and $1,410 in 1999)..............................................     $           82,381      $           69,222

NON-CASH TRANSACTIONS:
      Financing assumed in acquisitions..........................................     $           17,640      $           55,000
      Minority interest in connection with acquisitions..........................                  1,165                 297,800
      Unrealized gain on securities available for sale...........................                  8,039                   1,353

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owns approximately 86% of the limited partnership common interest in, the Operating Partnership at August 1, 2000. Vornado conducts all of its business through the Operating Partnership. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.       BASIS OF PRESENTATION

         The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

         DISPOSITIONS

         On March 2, 2000, the Company sold its three Texas shopping center properties containing 221,000 square feet, for $25,750,000, resulting in a gain of $2,560,000.

         The Company entered into an agreement to sell its Westport, Connecticut property for approximately $24,000,000. The sale will result in a gain of approximately $9,000,000 and is expected to be completed in the third quarter, subject to customary closing conditions.

         FINANCINGS

         REMIC Refinancing

         On March 1, 2000, the Company completed a $500,000,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000,000. In connection therewith, the Company repaid $228,000,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000,000 outstanding under its revolving credit facility. The Company incurred an extraordinary loss of approximately $1,125,000 in the three months ended March 31, 2000 due to the write-off of unamortized financing costs in connection with the prepayment of the existing debt.

         Revolving Credit Facility

         On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.55% at June 30, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

         Two Park Avenue Refinancing

         On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.10 % at June 30, 2000).

                               VORNADO REALTY L.P.

         Offerings of Preferred Units

         On May 1, 2000, the Company sold an aggregate of $21,000,000 of 8.25% Series D-6 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $20,475,000. The perpetual preferred units may be called without penalty at the option of the Operating Partnership commencing on May 1, 2005.

         On May 25, 2000, the Company sold an aggregate of $180,000,000 of 8.25% Series D-7 Cumulative Redeemable Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $175,500,000. The perpetual preferred units may be called without penalty at the option of the Operating Partnership commencing on May 25, 2005.

                               VORNADO REALTY L.P.

4.       INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

         The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

         Investments and Advances
                                                          June 30, 2000                       December 31, 1999
                                                       ------------------                     ------------------
(amounts in thousands)

Temperature Controlled Logistics.............          $          496,553                     $          481,808
Charles E. Smith Commercial Realty L.P.
        ("CESCR")............................                     322,125                                317,812
Alexander's..................................                     161,837                                159,148
Newkirk Joint Ventures.......................                     146,261                                142,670
Hotel Pennsylvania (1).......................                      62,256                                 59,176
Partially-Owned Office Buildings.............                      65,956                                 59,510
Fort Lee Development Project.................                      25,538                                 16,663
Park Laurel Development Project..............                      40,282                                 24,695
Other........................................                      77,285                                 53,905
                                                       ------------------                     ------------------
                                                       $        1,398,093                     $        1,315,387
                                                       ==================                     ==================

Income                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                                   ------------------------------------      ------------------------------------
                                                        2000                 1999                  2000                1999
                                                   ---------------     ----------------      ----------------    ----------------
(amounts in thousands)

Income applicable to Alexander's: (2)
    33.1% share of equity in income..........      $           171     $            534      $            478    $            816
    Interest Income..........................                2,942                1,305                 5,679               2,525
                                                   ---------------     ----------------      ----------------    ----------------
                                                   $         3,113     $          1,839      $          6,157    $          3,341
                                                   ===============     ================      ================    ================
Temperature Controlled Logistics:
    60% share of equity in net income (3)....      $         5,585     $          7,243      $         13,660    $         17,857
    Management fee (40% of 1% per annum of
       Total Combined Assets, as defined)....                1,357                1,263                 2,680               2,639
                                                   ---------------     ----------------      ----------------    ----------------
                                                             6,942                8,506                16,340              20,496

CESCR (4)....................................                6,589                5,125                13,318               7,761
Newkirk Joint Ventures (5)...................                5,402                3,277                 9,738               5,309
Hotel Pennsylvania (1).......................                2,886                2,425                 3,307               2,568
Partially-Owned Office Buildings.............                  978                  433                 1,678                 750
Other........................................                1,229                1,212                 3,258               2,694
                                                   ---------------     ----------------      ----------------    ----------------
                                                   $        24,026     $         20,978      $         47,639    $         39,578
                                                   ===============     ================      ================    ================


-------------------------
(1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion, which is owned through a preferred stock affiliate.
(2) Fee income is included in Other.
(3) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives from the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.
(4) 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.
(5) Income for the three and six months ended June 30, 2000 includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

                               VORNADO REALTY L.P.

Alexander's

         On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33.1%.

         At June 30, 2000, the Company has loans receivable from Alexander's aggregating $95,000,000, including $50,000,000 loaned to Alexander's on October 20, 1999. The loans, which were scheduled to mature on March 15, 2000 have been extended for one year to March 15, 2001. The interest rate has been reset from 14.18% to 15.72%, reflecting an increase in the underlying Treasury rate.

         Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Subject to the payments of rents by Alexander's tenants, the Company is due $546,000 under its leasing agreement with Alexander's which amount is included in Investments in and Advances to Alexander's. Included in Other income is management fee income from Alexander's of $878,000 and $1,072,000 for the three months ended June 30, 2000 and 1999 and $1,753,000 and $2,214,000 for the six months ended June 30, 2000 and 1999.

5.       OTHER RELATED PARTY TRANSACTIONS

         The Company loaned an executive officer of the Company $1,000,000 on March 24, 2000 and an additional $1,000,000 on April 4, 2000 in accordance with the terms of an employment agreement. The loans have a five year term and bear interest, payable quarterly at a rate of 6.63% and 6.55%, respectively (based on the mid-term applicable federal rate provided under the Internal Revenue Code).

         The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $200,000 and $195,000 for the three months ended June 30, 2000 and 1999 and $387,000 and $465,000 for the six months ended June 30, 2000 and 1999.

         The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,485,000 and $8,286,000 for the three months ended June 30, 2000 and 1999 and $23,418,000 and $19,297,000 for the six months ended June 30, 2000 and 1999.

                               VORNADO REALTY L.P.

6.       PARTNERS' CAPITAL

         The following table sets forth the details of partners' capital at June 30, 2000 and December 31, 1999:

                                            Outstanding Units at                             Preferred or
                                     ---------------------------------         Per Unit         Annual            Conversion
                                                         December 31,        Liquidation     Distribution          Rate Into
                                      June 30, 2000          1999             Preference         Rate            Class A Units
                                     ---------------   ---------------      -------------  ---------------      ---------------
Preferred Units:
Class A ..........................        5,789,239         5,789,239          $   50.00      $      3.25              --
Class B ..........................        3,400,000         3,400,000          $   25.00      $     2.125              --
Class C ..........................        4,600,000         4,600,000          $   25.00      $     2.125              --
5.0% B-1 Convertible Preferred ...          899,566           899,566          $   50.00      $      2.50              .914
8.0% B-2 Convertible Preferred ...          449,783           449,783          $   50.00      $      4.00              .914
6.5% C-1 Convertible Preferred ...          747,912           747,912          $   50.00      $      3.25            1.1431
8.5% D-1 Cumulative Redeemable
    Preferred ....................        3,500,000         3,500,000          $   25.00      $     2.125              (a)
8.375% D-2 Cumulative Redeemable
    Preferred ....................          549,336           549,336          $   50.00      $    4.1875              (a)
8.25% D-3 Cumulative Redeemable
    Preferred ....................        8,000,000         8,000,000          $   25.00      $    2.0625              (a)
8.25% D-4 Cumulative Redeemable
    Preferred ....................        5,000,000         5,000,000          $   25.00      $    2.0625              (a)
8.25% D-5 Cumulative Redeemable
    Preferred ....................        7,480,000         7,480,000          $   25.00      $    2.0625              (a)
8.25% D-6 Cumulative Redeemable
    Preferred ....................          840,000                --          $   25.00      $    2.0625              (a)
8.25% D-7 Cumulative Redeemable
    Preferred ....................        7,200,000                --          $   25.00      $    2.0625              (a)
6.0% E-1 Convertible Preferred ...        4,998,000         4,998,000          $   50.00      $     3.125(b)         1.1364
                                      -------------     -------------
                                         53,453,836        45,413,836
                                      =============     =============

General Partnership Interest (f)
Limited Partnership Units:
         Class A .................       92,847,724(c)     92,583,570(c)             --       $      1.92                (d)
         Class D .................          876,543           876,543                --       $     2.015             1.0(e)
                                      -------------     -------------
                                         93,724,267        93,460,113
                                      =============     =============


---------------------------
(a) Redeemable for an equivalent of the Company's preferred shares.
(b) Increases to $3.25 on March 3, 2001, and fixes at $3.375 on March 3, 2006.
(c) Included in Class A units are 86,563,720 and 86,335,741 units owned by the general partner at June 30, 2000, and December 31, 1999, respectively.
(d) Class A units are redeemable at the option of the holder for cash or, at the Company's option, for one common share of beneficial interest in Vornado.
(e) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).
(f) Vornado is the sole general partner.

                               VORNADO REALTY L.P.

7.       COMMITMENTS AND CONTINGENCIES

         There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

8.       INCOME PER CLASS A UNIT

         The following table sets forth the computation of basic and diluted income per Class A unit:



                                                              For The Three Months Ended             For The Six Months Ended
                                                                       June 30,                              June 30,
                                                          ----------------- ---------------     ---------------------------------
                                                               2000               1999                2000              1999
                                                          ---------------   ---------------     ---------------   ---------------
(amounts in thousands except per unit amounts)

Numerator:

      Income before extraordinary item.................   $        81,088   $        62,413     $       161,751   $       119,478
      Extraordinary item...............................                --                --              (1,125)               --
                                                          ---------------   ---------------     ---------------   ---------------
      Net income.......................................            81,088            62,413             160,626           119,478
      Preferential allocations.........................           (21,125)          (10,102)            (40,467)          (17,275)
      Unit distributions...............................            (9,672)           (8,381)            (19,345)          (14,093)
                                                          ---------------   ---------------     ---------------   ---------------


Numerator for basic and diluted income per
      Class A unit- net income applicable to
      Class A units....................................   $        50,291   $        43,930     $       100,814   $        88,110
                                                          ===============   ===============     ===============   ===============

Denominator:
      Denominator for basic income per Class A unit -
      weighted average units ..........................            92,651            87,070              92,640            88,183
      Effect of dilutive securities:
         Employee stock options........................             2,347             2,189               1,689             1,883
                                                          ---------------   ---------------     ---------------   ---------------

      Denominator for diluted income per Class A unit-
         adjusted weighted average units and
         assumed conversions...........................            94,998            89,259              94,329            90,666
                                                          ===============   ===============     ===============   ===============

INCOME PER CLASS A UNIT- BASIC:
         Income before extraordinary item..............   $           .55   $           .50     $          1.11   $          1.00
         Extraordinary item............................                --                --                (.01)               --
                                                          ---------------   ---------------     ---------------   ---------------
         Net income per Class A unit...................   $           .55   $           .50     $          1.10   $          1.00
                                                          ===============   ===============     ===============   ===============

INCOME PER CLASS A UNIT - DILUTED:
         Income before extraordinary item..............   $           .53   $           .49     $          1.09   $           .98
         Extraordinary item............................                --                --                (.01)               --
                                                          ---------------   ---------------     ---------------   ---------------
         Net income per Class A unit...................   $           .53   $           .49     $          1.08   $           .98
                                                          ===============   ===============     ===============   ===============

                               VORNADO REALTY L.P.

9.       COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income:

                                                             Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                      -------------------------------     -------------------------------
                                                          2000                1999            2000                1999
                                                      -----------         -----------     -----------         -----------
(amounts in thousands)

Net income applicable to Class A units .....          $    50,291         $    43,930     $   100,814         $    88,110
Other comprehensive (loss)/income ..........              (54,456)(1)           2,378          (2,256)(1)           1,353
                                                      -----------         -----------     -----------         -----------
Comprehensive (loss)/income ................          $    (4,165)        $    44,308     $    98,558         $    89,463
                                                      ===========         ===========     ===========         ===========

-------------------
(1) Primarily reflects the fluctuations in the market value of investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants. In the first quarter of 2000, the Company was required to record the unrealized appreciation on such securities of $52,779. In the second quarter of this year, the value of these securities decreased by $54,456 and accordingly, the Company was required to record such decrease.

                               VORNADO REALTY L.P.

10.      SEGMENT INFORMATION

         The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

          (amounts in thousands)
                                                              Three Months Ended June 30, 2000
                               ---------------------------------------------------------------------------------------------
                                                                                                 Temperature
                                                                                 Merchandise      Controlled
                                 Total            Office           Retail            Mart         Logistics        Other(2)
                               ---------        ---------        ---------       -----------     ------------      ---------
Total revenues ..............  $ 198,745        $ 112,846        $  42,957        $  37,760        $      --       $   5,182
Total expenses ..............    109,823           62,376           18,481           20,009               --           8,957
                               ---------        ---------        ---------        ---------        ---------       ---------
Operating income ............     88,922           50,470           24,476           17,751               --          (3,775)
Income applicable to
      Alexander's ...........      3,113               --               --               --               --           3,113
Income from partially-owned
      entities ..............     24,026            7,619              301            1,239            6,942(4)        7,925
Interest and other investment
      income ................      4,939              251               --              311               --           4,377
Interest and debt expense ...    (39,335)         (13,839)         (13,845)          (9,558)              --          (2,093)
Minority interest ...........       (577)            (558)              --               --               --             (19)
                               ---------        ---------        ---------        ---------        ---------       ---------
Net income ..................     81,088           43,943           10,932            9,743            6,942           9,528
Minority interest ...........        577              558               --               --               --              19
Interest and debt expense(3)      62,962           22,964           14,494            9,558            7,307           8,639
Depreciation and
      amortization(3) .......     40,932           18,343            5,483            5,021            8,005           4,080
Straight-lining of rents(3)..     (6,349)          (3,985)            (709)          (1,485)            (282)            112
Other .......................      2,707               --               --               --              294           2,413
                               ---------        ---------        ---------        ---------        ---------       ---------
EBITDA(1) ...................  $ 181,917        $  81,823        $  30,200        $  22,837        $  22,266       $  24,791
                               =========        =========        =========        =========        =========       =========

                                                                Three Months Ended June 30, 1999
                               --------------------------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                 Merchandise          Controlled
                                 Total            Office           Retail            Mart             Logistics         Other(2)
                               ---------        ---------        ---------       -----------         -----------       ---------
Total revenues ..............  $ 166,188        $  87,876        $  43,009        $  33,367           $      --        $   1,936
Total expenses ..............     95,679           52,313           17,884           17,853                  --            7,629
                               ---------        ---------        ---------        ---------           ---------        ---------
Operating income ............     70,509           35,563           25,125           15,514                  --           (5,693)
Income applicable to
      Alexander's ...........      1,839               --               --               --                  --            1,839
Income from partially-owned
      entities ..............     20,978            5,670              223              728               8,506            5,851
Interest and other investment
      income ................      4,900              318               --               69                  --            4,513
Interest and debt expense ...    (35,284)         (11,778)          (8,085)          (6,869)                 --           (8,552)
Minority interest ...........       (529)            (529)              --               --                  --               --
                               ---------        ---------        ---------        ---------           ---------        ---------
Net income ..................     62,413           29,244           17,263            9,442               8,506           (2,042)
Minority interest ...........        529              529               --               --                  --               --
Interest and debt expense(3)      59,338           22,101            8,740            6,869               6,893           14,735
Depreciation and
      amortization(3) .......     33,639           15,640            4,252            4,105               7,615            2,027
Straight-lining of rents(3) .     (7,656)          (4,902)            (682)          (1,172)               (627)            (273)
Other .......................      2,755               --               --               --               1,114(5)         1,641
                               ---------        ---------        ---------        ---------           ---------        ---------
EBITDA(1) ...................  $ 151,018        $  62,612        $  29,573        $  19,244           $  23,501        $  16,088
                               =========        =========        =========        =========           =========        =========

-------------------
    See footnotes 1-5 on page 16.

                               VORNADO REALTY L.P.

                  (amounts in thousands)

                                                                          Six Months Ended June 30, 2000
                                                ---------------------------------------------------------------------------------
                                                                                                           Temperature
                                                                                            Merchandise    Controlled
                                                  Total            Office         Retail       Mart         Logistics    Other(2)
                                                ----------       ----------     ---------   -----------    -----------   --------
Total revenues .............................    $  394,024       $  222,420     $  86,695    $  74,953     $     --      $  9,956
Total expenses .............................       219,578          124,443        37,263       40,109           --        17,763
                                                ----------       ----------     ---------    ---------     --------      --------
Operating income ...........................       174,446           97,977        49,432       34,844           --        (7,807)
Income applicable to
  Alexander's .............................          6,157               --            --           --           --         6,157
Income from partially-owned
  entities ................................         47,639           15,387           669        3,381       16,340(4)     11,862
Interest and other investment
  income ..................................         10,698              631            --          400           --         9,667
Interest and debt expense .................        (78,682)         (27,980)      (24,656)     (17,905)          --        (8,141)
Net gain on sale of real
  estate ..................................          2,560               --         2,560           --           --            --
Minority interest .........................         (1,067)          (1,037)           --           --           --           (30)
                                                ----------       ----------     ---------    ---------     --------      --------
Income before extraordinary
  item ....................................        161,751           84,978        28,005       20,720       16,340        11,708
Extraordinary item ........................         (1,125)              --        (1,125)          --           --            --
                                                ----------       ----------     ---------    ---------     --------      --------
Net income ................................        160,626           84,978        26,880       20,720       16,340        11,708
Extraordinary item ........................          1,125               --         1,125           --           --            --
Minority interest .........................          1,067            1,037            --           --           --            30
Net gain on sale of real
  estate ..................................         (2,560)              --        (2,560)          --           --            --
Interest and debt expense(3) ..............        124,622           46,152        25,954       17,905       14,037        20,574
Depreciation and
  amortization(3) .........................         80,309           36,299         9,785       10,048       16,334         7,843
Straight-lining of rents(3) ...............        (13,781)          (9,286)       (1,386)      (2,764)        (809)          464
Other .....................................          3,981               --            --           --          809(5)      3,172
                                                ----------       ----------     ---------    ---------     --------      --------
EBITDA(1) .................................     $  355,389       $  159,180     $  59,798    $  45,909     $ 46,711      $ 43,791
                                                ==========       ==========     =========    =========     ========      ========

                                                                                      June 30, 2000
                                                ---------------------------------------------------------------------------------
Balance sheet data:
      Real estate, net ....................     $3,646,568       $2,234,067     $ 554,622    $ 757,392     $     --      $100,487
      Investments and
         advances to
         partially-owned
         entities .........................      1,398,093          389,595         2,707       41,803      496,553       467,435






                                                                             Six Months Ended June 30, 1999
                                               -----------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise   Controlled
                                                   Total           Office        Retail         Mart       Logistics     Other(2)
                                                ----------       ----------     ---------   -----------  -------------   --------
Total revenues ............................    $  329,752      $  175,152      $  84,366    $  66,355      $     --      $   3,879
Total expenses ............................       189,636         103,797         35,041       36,355            --         14,443
                                               ----------      ----------      ---------    ---------      --------      ---------
Operating income ..........................       140,116          71,355         49,325       30,000            --        (10,564)
Income applicable to
  Alexander's .............................         3,341              --             --           --            --          3,341
Income from partially-owned
  entities ................................        39,578           8,584            423        1,904        20,496          8,171
Interest and other investment
  income ..................................         8,358             856             --          367            --          7,135
Interest and debt expense .................       (70,901)        (22,259)       (16,117)     (13,165)           --        (19,360)
Net gain on sale of real
  estate ..................................            --              --             --           --            --             --
Minority interest .........................        (1,014)         (1,014)            --           --            --             --
                                               ----------      ----------      ---------    ---------      --------      ---------
Income before extraordinary ...............
  item                                            119,478          57,522         33,631       19,106        20,496        (11,277)
Extraordinary item ........................            --              --             --           --            --             --
                                               ----------      ----------      ---------    ---------      --------      ---------
Net income ................................       119,478          57,500         33,631       19,106        20,496        (11,277)
Extraordinary item ........................            --              --             --           --            --             --
Minority interest .........................         1,014           1,014             --           --            --             --
Net gain on sale of real
  estate ..................................            --              --             --           --            --             --
Interest and debt expense(3) ..............       109,037          36,706         17,429       13,165        13,558         28,179
Depreciation and
  amortization(3) .........................        65,850          29,417          8,384        8,178        16,012          3,859
Straight-lining of rents(3)                       (12,533)         (8,615)        (1,317)      (2,280)         (627)           306
Other .....................................           101              --             --           --        (3,009)(5)      3,110
                                               ----------      ----------      ---------    ---------      --------      ---------
EBITDA(1) .................................    $  282,947      $  116,044      $  58,127    $  38,169      $ 46,430      $  24,177
                                               ==========      ==========      =========    =========      ========      =========

                                                                                    December 31, 1999
                                               -----------------------------------------------------------------------------------
Balance sheet data:
      Real estate, net ....................    $3,612,965      $2,208,510      $ 575,633    $ 753,416      $     --      $  75,406
      Investments and
         advances to
         partially-owned
         entities .........................     1,315,387         382,417          3,057       32,524       481,808        415,581

-------------------
      See footnotes 1-5 on the next page

                               VORNADO REALTY L.P.

Notes to segment information:

      (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
      (2) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investments in the Hotel Pennsylvania, Alexander's, and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
      (3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
      (4) Includes a charge for a rent receivable valuation allowance of $2,400 recorded in the quarter ended June 30, 2000 in connection with the probable restructuring of the Temperature Controlled Logistics leases.
      (5) Includes the reversal of income taxes (benefit for the six months ended June 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.


11.      SUBSEQUENT EVENTS

         On August 1, 2000, the Company provided a $50,000,000 secured line of credit to Alexander's under the same terms and conditions as Alexander's existing $95,000,000 loan from the Company. The maturity date of the existing loan has been extended to March 15, 2002, which is also the maturity date of the line of credit.

         On July 20, 2000, the Company entered into an agreement to acquire an office building located in Chicago containing approximately 300,000 square feet for $35,400,000. The acquisition is expected to be completed in the third quarter, subject to customary closing conditions.


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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Below is a summary of net income and EBITDA by segment for the three months ended June 30, 2000 and 1999:

                                                                        For The Three Months Ended June 30, 2000
                                                ----------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                          Merchandise    Controlled
                                                  Total          Office      Retail          Mart         Logistics      Other(4)
                                                ---------       --------   ----------    -----------    -------------   ----------
Total revenues.............................     $ 198,745     $ 112,846    $    42,957     $  37,760     $      --      $    5,182
Total expenses.............................       109,823        62,376         18,481        20,009            --           8,957
                                                ---------     ---------    -----------     ---------     ---------      ----------
Operating income...........................        88,922        50,470         24,476        17,751            --          (3,775)
Income applicable to Alexander's...........         3,113            --             --            --            --           3,113
Income from partially-owned entities.......        24,026         7,619            301         1,239         6,942           7,925
Interest and other investment income.......         4,939           251             --           311            --           4,377
Interest and debt expense..................       (39,335)      (13,839)       (13,845)       (9,558)           --          (2,093)
Minority interest..........................          (577)         (558)            --            --            --             (19)
                                                ---------     ---------    -----------     ---------     ---------      ----------
Net income.................................        81,088        43,943         10,932         9,743         6,942           9,528
Minority interest..........................           577           558             --            --            --              19
Interest and debt expense (2)..............        62,962        22,964         14,494         9,558         7,307           8,639
Depreciation and amortization (2)..........        40,932        18,343          5,483         5,021         8,005           4,080
Straight-lining of rents (2)...............        (6,349)       (3,985)          (709)       (1,485)         (282)            112
Other......................................         2,707            --             --            --           294           2,413
                                                ---------     ---------    -----------     ---------     ---------      ----------
EBITDA (1).................................     $ 181,917     $  81,823    $    30,200     $  22,837     $  22,266      $   24,791
                                                =========     =========    ===========     =========     =========      ==========
                                                                       For The Three Months Ended June 30, 1999
                                                ---------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                         Merchandise     Controlled
                                                  Total         Office        Retail        Mart          Logistics     Other(4)
                                                ---------     ---------     ----------   -----------    -------------   ---------
Total revenues.............................     $ 166,188     $  87,876     $   43,009    $  33,367     $      --       $   1,936
Total expenses.............................        95,679        52,313         17,884       17,853            --           7,629
                                                ---------     ---------     ----------    ---------     ---------       ---------
Operating income...........................        70,509        35,563         25,125       15,514            --          (5,693)
Income applicable to Alexander's ..........         1,839            --             --           --            --           1,839
Income from partially-owned entities.......        20,978         5,670            223          728         8,506           5,851
Interest and other investment income.......         4,900           318             --           69            --           4,513
Interest and debt expense..................       (35,284)      (11,778)        (8,085)      (6,869)           --          (8,552)
Minority interest..........................          (529)         (529)            --           --            --              --
                                                ---------     ---------     ----------    ---------     ---------       ---------
Net income.................................        62,413        29,244         17,263        9,442         8,506          (2,042)
Minority interest..........................           529           529             --           --            --              --
Interest and debt expense (2)..............        59,338        22,101          8,740        6,869         6,893          14,735
Depreciation and amortization (2)..........        33,639        15,640          4,252        4,105         7,615           2,027
Straight-lining of rents (2)...............        (7,656)       (4,902)          (682)      (1,172)         (627)           (273)
Other......................................         2,755            --             --           --         1,114(3)        1,641
                                                ---------     ---------     ----------    ---------     ---------       ---------
EBITDA (1).................................     $ 151,018     $  62,612     $   29,573    $  19,244     $  23,501       $  16,088
                                                =========     =========     ==========    =========     =========       =========

--------------------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(3) Includes the reversal of income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.
(4) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

         Below are the details of the changes by segment in EBITDA.

                                                                                                    Temperature
                                                                                      Merchandise   Controlled
                                                 Total        Office       Retail        Mart        Logistics        Other
                                              ----------    ---------    ---------    -----------   -----------      ---------
Three months ended
        June 30, 1999.....................    $  151,018    $  62,612    $  29,573    $  19,244      $  23,501      $  16,088
2000 Operations:
        Same store operations(1)..........        17,444       11,820        1,177        3,593         (1,235)(2)      2,089
        Acquisitions and other.............       13,455        7,391         (550)          --             --          6,614
                                              ----------    ---------    ---------    ---------      ---------      ---------
Three months ended
        June 30, 2000.....................    $  181,917    $  81,823    $  30,200    $  22,837      $  22,266      $  24,791
                                              ==========    =========    =========    =========      =========      =========
        % increase in same
           store operations...............       11.6%         18.9%         4.0%         18.7%          (5.2%)(2)      13.0%


(1) Represents operations, which were owned for the same period in each year.
(2) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives under its leases with the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.

         Revenues

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $198,745 in the three months ended June 30, 2000, compared to $166,188 in the prior year's quarter, an increase of $32,557. This increase by segment resulted from:

                                         Date of                                                 Merchandise
                                        Acquisition      Total          Office        Retail         Mart        Other
                                      --------------    -------        --------      --------    ------------  ---------
Property Rentals:
Acquisitions:
909 Third Avenue...................      July 1999    $    8,114      $    8,114     $      --     $      --   $      --
595 Madison Avenue.................   September 1999       3,663           3,663            --            --          --
Hotel Pennsylvania.................     August 1999        1,536              --            --            --       1,536
Student Housing Complex............    January 2000        1,111              --            --            --       1,111
                                                      ----------      ----------     ---------     ---------   ---------
                                                          14,424          11,777            --            --       2,647
Disposition:
Texas shopping centers                                      (620)             --          (620)           --          --


Leasing activity...................                       13,047           8,440         1,071         3,379         157
                                                      ----------      ----------     ---------     ---------   ---------
Total increase in property
        rentals....................                       26,851          20,217           451         3,379       2,804
                                                      ----------      ----------     ---------     ---------   ---------

Tenant expense reimbursements:
Increase in tenant expense
        reimbursements due to
        acquisitions...............                        2,549           2,273            --            --         276

Other..............................                        1,912           1,579          (618)          871          80
                                                      ----------      ----------     ---------     ---------   ---------
Total increase in tenant
        expense reimbursements.....                        4,461           3,852          (618)          871         356
                                                      ----------      ----------     ---------     ---------   ---------

Other income.......................                        1,245             901           115           143          86
                                                      ----------      ----------     ---------     ---------   ---------
Total increase in revenues.........                   $   32,557      $   24,970     $     (52)    $   4,393   $   3,246
                                                      ==========      ==========     =========     =========   =========


                    See Supplemental Information on page 26.

         Expenses

         The Company's expenses were $109,823 in the three months ended June 30, 2000 compared to $95,679 in the prior year's quarter, an increase of $14,144. This increase by segment resulted from:

                                                                                           Merchandise
                                                   Total          Office       Retail         Mart         Other
                                                  -------        --------     --------     -----------    -------
Operating:
      Acquisitions.............................  $   6,588      $   5,348      $     --     $      --    $   1,240
      Same store operations....................      2,062          1,710          (489)          765           76
                                                 ---------      ---------      --------     ---------    ---------
                                                     8,650          7,058          (489)          765        1,316
                                                 ---------      ---------      --------     ---------    ---------
Depreciation and
      amortization:
      Acquisitions.............................      1,669          1,147            --            --          522
      Same store operations....................      3,224          1,348           704           916          256
                                                 ---------      ---------      --------     ---------    ---------
                                                     4,893          2,495           704           916          778
                                                 ---------      ---------      --------     ---------    ---------
General and administrative                             601(1)         510           381           475    $    (765)
                                                 ---------      ---------      --------     ---------    ---------
                                                 $  14,144      $  10,063      $    596     $   2,156    $   1,329
                                                 =========      =========      ========     =========    =========

         (1) This increase resulted from higher payroll and corporate office expenses, partially offset by lower professional fees.

         Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $3,113 in the three months ended June 30, 2000 compared to $1,839 in the prior year's quarter, an increase of $1,274. This increase resulted primarily from interest income on the additional $50,000 the Company loaned to Alexander's in October 1999.

         Income from partially-owned entities was $24,026 in the three months ended June 30, 2000, compared to $20,978 in the prior year's quarter, an increase of $3,048. This increase by segment resulted from:

                                                                                                       Temperature
                                                                                      Merchandise      Controlled
                                            Total          Office         Retail         Mart           Logistics       Other
                                         -------------  ------------  -------------  ---------------  --------------  ----------
Increase (decrease) in equity
      in income:
      Temperature Controlled
         Logistics.................      $  (1,564)(1)   $      --        $     --     $      --        $ (1,564)(1)  $      --

      CESCR........................          1,464           1,464              --            --              --             --
      Newkirk Joint
         Ventures..................          2,125(2)           --              --            --              --          2,125(2)

      Hotel Pennsylvania...........            461(3)           --              --            --              --            461(3)
      Partially-owned office
         buildings.................            545             545              --            --              --             --


      Other........................             17             (60)             78           511              --           (512)
                                          --------        --------        --------     ---------        --------      ---------

                                          $  3,048        $  1,949        $     78     $     511        $ (1,564)     $   2,074
                                          ========        ========        ========     =========        ========      =========

(1) Includes a charge in the quarter ended June 30, 2000, for a rent receivable valuation allowance of $2,400.
(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.
(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

         Interest and debt expense was $39,335 for the three months ended June 30, 2000, compared to $35,284 in the prior year's quarter, an increase of $4,051. This increase is primarily due to higher interest rates during the period.

         Preferred unit distributions were $9,672 for the three months ended June 30, 2000, compared to $8,381 in the prior year's quarter, an increase of $1,291. The increase resulted from the issuance of the Company's Class C Preferred Units in May 1999.

         SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                                    For The Six Months Ended June 30, 2000
                                               -------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                    Merchandise    Controlled
                                                   Total       Office     Retail        Mart        Logistics   Other(4)
                                               ----------   ----------- ---------- -------------  ------------ ---------
Total revenues...............................  $  394,024   $ 222,420   $  86,695    $  74,953    $      --   $   9,956
Total expenses...............................     219,578     124,443      37,263       40,109           --      17,763
                                               ----------   ---------   ---------    ---------    ---------   ---------
Operating income.............................     174,446      97,977      49,432       34,844           --      (7,807)
Income applicable to Alexander's ............       6,157          --          --           --           --       6,157
Income from partially-owned entities.........      47,639      15,387         669        3,381       16,340      11,862
Interest and other investment income.........      10,698         631          --          400           --       9,667
Interest and debt expense....................     (78,682)    (27,980)    (24,656)     (17,905)          --      (8,141)
Net gain on sale of real estate..............       2,560          --       2,560           --           --          --
Minority interest............................      (1,067)     (1,037)         --           --           --         (30)
                                               ----------   ---------   ---------    ---------    ---------   ---------
Income before extraordinary item.............     161,751      84,978      28,005       20,720       16,340      11,708
Extraordinary item...........................      (1,125)         --      (1,125)          --           --          --
                                               ----------   ---------   ---------    ---------    ---------   ---------
Net income...................................     160,626      84,978      26,880       20,720       16,340      11,708
Extraordinary item...........................       1,125          --       1,125           --           --          --
Minority interest............................       1,067       1,037          --           --           --          30
Net gain on sale of real estate..............      (2,560)         --      (2,560)          --           --          --
Interest and debt expense (2)................     124,622      46,152      25,954       17,905       14,037      20,574
Depreciation and amortization (2)............      80,309      36,299       9,785       10,048       16,334       7,843
Straight-lining of rents (2).................     (13,781)     (9,286)     (1,386)      (2,764)        (809)        464
Other........................................       3,981          --          --           --          809       3,172
                                               ----------   ---------   ---------    ---------    ---------   ---------
EBITDA (1)...................................  $  355,389   $ 159,180   $  59,798    $  45,909    $  46,711   $  43,791
                                               ==========   =========   =========    =========    =========   =========

                                                                          For the Six Months Ended June 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                       Merchandise   Controlled
                                                 Total        Office       Retail         Mart        Logistics          Other(4)
                                               ----------  -----------  ------------  -------------  --------------   --------------
Total revenues...............................  $ 329,752    $ 175,152    $   84,366     $   66,355    $       --       $      3,879
Total expenses...............................    189,636      103,797        35,041         36,355            --             14,443
                                               ---------    ---------    ----------     ----------    ----------       ------------
Operating income.............................    140,116       71,355        49,325         30,000            --            (10,564)
Income applicable to Alexander's ............      3,341           --            --             --            --              3,341
Income from partially-owned entities.........     39,578        8,584           423          1,904        20,496              8,171
Interest and other investment income.........      8,358          856            --            367            --              7,135
Interest and debt expense....................    (70,901)     (22,259)      (16,117)       (13,165)           --            (19,360)
Minority interest............................     (1,014)      (1,014)           --             --            --                 --
                                               ---------    ---------    ----------     ----------    ----------       ------------
Net income...................................    119,478       57,522        33,631         19,106        20,496            (11,277)
Minority interest............................      1,014        1,014            --             --            --                 --
Interest and debt expense (2)................    109,037       36,706        17,429         13,165        13,558             28,179
Depreciation and amortization (2)............     65,850       29,417         8,384          8,178        16,012              3,859
Straight-lining of rents (2).................    (12,533)      (8,615)       (1,317)        (2,280)         (627)               306
Other........................................        101           --            --             --        (3,009)(3)          3,110
                                               ---------    ---------    ----------     ----------    ----------       ------------
EBITDA (1)...................................  $ 282,947    $ 116,044    $   58,127     $   38,169    $   46,430       $     24,177
                                               =========    =========    ==========     ==========    ==========       ============

(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate and the effect of straight-lining of property rentals for rent escalations. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(3) Includes the reversal of income taxes (benefit for the six months ended June 30, 1999), which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.
(4) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.
                                    Page 20

 Below are the details of the chages by segment in EBITDA.

                                                                                              Temperature
                                                                                Merchandise   Controlled
                                         Total         Office       Retail         Mart        Logistics       Other
                                       ----------  -------------  ----------  ------------- -------------- ------------
Six months ended
        June 30, 1999...............  $  282,947    $  116,044     $  58,127     $  38,169    $  46,430      $  24,177
2000 Operations:
        Same store operations(1)....      30,357        18,936         2,221         7,740      (1,235)(2)       2,695

        Acquisitions and other......      42,085        24,200          (550)           --        1,516         16,919
                                      ----------    ----------     ---------     ---------    ---------      ---------

Six months ended
        June 30, 2000...............  $  355,389    $  159,180     $  59,798     $  45,909    $  46,711         43,791
                                      ==========    ==========     =========     =========    =========      =========
        % increase in same
           store operations.........     10.7%          16.3%         3.8%           20.3%        (2.7%)(2)      11.1%

(1) Represents operations which were owned for the same period in each year.
(2) Subsequent to March 12, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflects its equity in the rental income it receives under its leases with the Temperature Controlled Logistics Companies, its tenant. Prior to that date the Company reflected its equity in the operations. At December 31, 1999, the tenant had deferred $5,400 of rent of which the Company's share was $3,240. In the quarter ended June 30, 2000, the tenant deferred an additional $6,700 of rent of which the Company's share was $4,020. In the quarter ended June 30, 2000, the Company recorded a charge for a rent receivable valuation allowance of $2,400 in connection with the probable restructuring of the leases.

         Revenues

         The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $394,024 in the six months ended June 30, 2000, compared to $329,752 in the prior year's six months, an increase of $64,272. This increase by segment resulted from:

                                       Date of                                                       Merchandise
                                     Acquisition           Total        Office          Retail          Mart           Other
                                   ----------------      --------      --------        --------      -----------      -------
Property Rentals:
Acquisitions:
      888 Seventh Avenue             January 1999       $      765    $      765       $      --      $       --     $       --
      909 Third Avenue                 July 1999            14,570        14,570              --              --              -
      595 Madison Avenue            September 1999           7,192         7,192              --              --              -
      Hotel Pennsylvania              August 1999            3,061            --              --              --          3,061
      Student Housing Complex        January 2000            1,859            --              --              --          1,859
                                                        ----------    ----------       ---------      ----------     ----------

                                                            27,447        22,527              --              --          4,920
Disposition:
Texas shopping centers............                            (550)           --            (550)             --             --

Leasing activity..................                          27,800        18,458           2,614           6,345            383
                                                        ----------    ----------       ---------      ----------     ----------
Total increase in property
      rentals.....................                          54,697        40,985           2,064           6,345          5,303
                                                        ----------    ----------       ---------      ----------     ----------

Tenant expense reimbursements:
        Increase in tenant expense
           reimbursements due to
           acquisitions...........                           4,042         3,539              --              --            503
        Other.....................                           4,947         2,534             305           1,910            198
                                                        ----------    ----------       ---------      ----------     ----------

Total increase in tenant
      expense reimbursements......                           8,989         6,073             305           1,910            701
                                                        ----------    ----------       ---------      ----------     ----------
Other income......................                             586           210             (40)            343             73
                                                        ----------    ----------       ---------      ----------     ----------
Total increase in revenues........                      $   64,272    $   47,268       $   2,329      $    8,598     $    6,077
                                                        ==========    ==========       =========      ==========     ==========

                    See Supplemental Information on page 26.

         Expenses

         The Company's expenses were $219,578 in the six months ended June 30, 2000 compared to $189,636 in the prior year's six months, an increase of $29,942. This increase by segment resulted from:


                                                                                          Merchandise
                                                      Total        Office       Retail        Mart          Other
                                                    --------      --------     --------   -----------      --------
Operating:
      Acquisitions..............................     $ 12,488      $ 10,118     $     --     $      --     $   2,370
      Same store operations.....................        7,430         4,936          974         1,607           (87)
                                                     --------      --------     --------     ---------     ---------
                                                       19,918        15,054          974         1,607         2,283
                                                     --------      --------     --------     ---------     ---------

Depreciation and
      amortization:
      Acquisitions..............................        3,781         2,776           --            --         1,005
      Same store operations.....................        5,073         2,118          833         1,870           252
                                                     --------      --------     --------     ---------     ---------
                                                        8,854         4,894          833         1,870         1,257
                                                     --------      --------     --------     ---------     ---------
General and administrative.......................       1,170(1)        698          414           277          (219)
                                                     --------      --------     --------     ---------     ---------
                                                     $ 29,942      $ 20,646     $  2,221     $   3,754     $   3,321
                                                     ========      ========     ========     =========     =========

----------------------
(1) This increase resulted primarily from higher payroll.

         Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $6,157 in the six months ended June 30, 2000, compared to $3,341 in the prior year's six months, an increase of $2,816. This increase resulted primarily from interest income on the additional $50,000 the Company loaned to Alexander's in October 1999.

         Income from partially-owned entities was $47,639 in the six months ended June 30, 2000, compared to $39,578 in the prior year's six months, an increase of $8,061. This increase by segment resulted from:

                                                                                                       Temperature
                                   Date of                                               Merchandise   Controlled
                                 Acquisition      Total        Office        Retail         Mart        Logistics         Other
                                -------------  -----------  ------------ --------------  ------------  ------------      ----------
Acquisitions:
    Newkirk Joint Venture         March 1999     $  2,304       $     --    $       --    $      --     $       --      $   2,304
    Other                           Various          (911)            --            --           --             --           (911)
                                                 --------       --------    ----------     --------     ----------      ---------
                                                    1,393             --            --           --             --          1,393
Increase (decrease) in equity
      in income:
      Temperature Controlled
         Logistics.............                    (4,156)(1)         --            --           --         (4,156)(1)         --
      CESCR....................                     5,557          5,557            --           --             --             --
      Newkirk Joint Ventures...                     2,125(2)          --            --           --             --          2,125(2)
      Hotel Pennsylvania.......                       739(3)          --            --           --             --            739(3)
      Partially-owned office ..
         buildings.............                        928           928            --           --             --             --
      Other....................                      1,475           318           246        1,477             --           (566)
                                                 ---------      --------    ----------    ---------     ----------      ---------
                                                 $   8,061      $  6,803    $      246    $   1,477     $   (4,156)     $   3,691
                                                 =========      ========    ==========    =========     ==========      =========

--------------------------
(1) The decrease in equity in income results primarily from (i) a charge in the quarter ended June 30, 2000, for a rent receivable valuation allowance of $2,400 and (ii) an income tax benefit of $2,390 in the prior year.
(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.
(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

         Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $10,698 for the six months ended June 30, 2000, compared to $8,358 in the prior year's six months, an increase of $2,340. This increase resulted primarily from higher average investments this year.

         Interest and debt expense was $78,682 for the six months ended June 30, 2000, compared to $70,901 in the prior year's six months, an increase of $7,781. This increase resulted primarily from higher average interest rates.

         The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with the prepayment of debt.

         Preferred unit distributions were $19,345 for the six months ended June 30, 2000, compared to $14,093 in the prior year's six months, an increase of $5,252. This increase resulted from the issuance of the Company's Class B Preferred Units in March 1999 and its Class C Preferred Units in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Six Months Ended June 30, 2000

         Cash flow provided by operating activities of $104,551 was primarily comprised of (i) income of $160,626 offset by (ii) adjustments for non-cash items of $18,846, and (iii) the net change in operating assets and liabilities of $34,669. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $47,940 and (ii) minority interest of $1,067, partially offset by (iii) the effect of straight-lining of rental income of $15,182 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $53,796.

         Net cash used in investing activities of $120,856 was primarily comprised of (i) capital expenditures of $73,771 (see detail below), (ii) investment in notes and mortgages receivable of $7,595 (loan to Vornado Operating Company), (iii) acquisitions of real estate of $6,660 (see detail below), (iv) investments in partially-owned entities of $45,450 (see detail below), partially offset by (v) proceeds from the sale of real estate of $23,992 and distributions from partially-owned entities of $17,705.

         Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                              Debt
                                                               Cash          Assumed       Investment
                                                              -------        -------       ----------
Real Estate:
      Student Housing Complex (90% Interest) .........        $ 6,660        $17,640        $24,300
                                                              =======        =======        =======

Investments in Partially-Owned Entities:
      Vornado Ceruzzi Joint Venture (80% interest) ...        $18,220       $     --        $18,220
      Funding of Development Expenditures:
         Fort Lee ....................................          8,875             --          8,875
         Park Laurel .................................         15,587             --         15,587
      Other ..........................................          2,768             --          2,768
                                                              -------        -------        -------
                                                              $45,450       $     --        $45,450
                                                              =======        =======        =======

Capital expenditures were comprised of:

                                                                   New York                   Merchandise
                                                       Total      City Office     Retail         Mart          Other
                                                      -------     -----------     -------     -----------     -------
Expenditures to maintain the assets ...........       $ 8,068       $ 5,182       $   331       $ 2,195       $   360
Tenant allowances .............................        31,672        27,080         2,497         2,095            --
Redevelopment expenditures ....................        24,655        13,759         1,585         9,311            --
Corporate (primarily relocation of offices) ...         9,376            --            --            --         9,376
                                                      -------       -------       -------       -------       -------
                                                      $73,771       $46,021       $ 4,413       $13,601       $ 9,736
                                                      =======       =======       =======       =======       =======

         Net cash provided by financing activities of $2,812 was primarily comprised of (i) proceeds from borrowings of $590,000, (ii) proceeds from issuance of preferred units of $195,639, partially offset by, (iii) repayments of borrowings of $619,444, (iv) dividends paid on Class A units of $88,061 (v) distributions to preferred unitholders of $17,907, and (vi) preferential allocations of $41,134.

         Six Months Ended June 30, 1999

         Cash flow provided by operating activities of $86,796 was primarily comprised of (i) income of $119,478 offset by (ii) adjustments for non-cash items of $15,896, and (iii) the net change in operating assets and liabilities of $16,404. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $38,877 and (ii) minority interest of $1,014, partially offset by (iii) the effect of straight-lining of rental income of $15,393 and (iv) equity in net income of partially-owned entities of $39,578. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $29,246.

         Net cash used in investing activities of $142,320 was primarily comprised of (i) capital expenditures of $86,731 (see detail below), (ii) investment in notes and mortgages receivable of $60,567 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $45,000 (see detail below) and (iv) investments in partially-owned entities of $13,200 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $24,548, (vi) proceeds from sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $19,367 (including $14,000 from Vornado Operating Company).

         Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                Debt       Value of Units
                                                                  Cash         Assumed         Issued       Investment
                                                                --------       --------    --------------   ----------
Real Estate:
      888 Seventh Avenue Office Building ................       $ 45,000       $ 55,000       $     --       $100,000
                                                                ========       ========       ========       ========
Investments in Partially Owned Entities:
      Charles E. Smith Commercial Realty L.P.:
         Additional investment ..........................       $     --    $        --       $242,000       $242,000
         Reacquired units from Vornado Operating
             Company ....................................         13,200             --             --         13,200
         Crystal City hotel land ........................             --             --          8,000          8,000
      Additional investment in Newkirk Joint Ventures ...             --             --         47,800         47,800
                                                                --------       --------       --------       --------
                                                                $ 13,200    $        --       $297,800       $311,000
                                                                ========       ========       ========       ========

Capital expenditures were comprised of:

                                                           New York
                                                             City                     Merchandise
                                               Total        Office        Retail         Mart          Other
                                              -------       -------       -------     -----------     -------
Expenditures to maintain the assets ...       $ 9,661       $ 2,338       $   411       $ 5,433       $ 1,479
Tenant allowances .....................        22,922        12,360           771         9,791            --
Redevelopment expenditures ............        54,148        38,097        16,051            --            --
                                              -------       -------       -------       -------       -------
                                              $86,731       $52,795       $17,233       $15,224       $ 1,479
                                              =======       =======       =======       =======       =======

         Net cash used in financing activities of $50,770 was primarily comprised of (i) repayments of borrowings of $306,490, (ii) dividends paid on Class A units of $77,030, (iii) distributions to preferred unitholders of $12,655, and (iv) preferential allocations of $9,628, partially offset by, (v) proceeds from issuance of preferred shares of $193,282 and (vi) proceeds from borrowings of $165,000.

SUPPLEMENTAL INFORMATION

         The following table sets forth certain information for the properties the Company owns directly or indirectly:

                                                         Office                               Merchandise Mart
                                                   --------------------                   --------------------------     Temperature
                                                   New York                                                               Controlled
                                                     City        CESCR       Retail       Office(1)      Showroom(1)      Logistics
                                                   --------     -------      -------      ---------      -----------     -----------
(square feet and cubic feet in thousands)

As of June 30, 2000:
    Square feet ............................        14,200        3,782       11,960        2,739           4,317           18,073
    Cubic feet .............................          --           --           --           --              --            454,500
    Number of properties ...................          22           41           56            7               7               92
    Occupancy rate .........................          97%          98%          94%          89%(2)          99%              95%
As of March 31, 2000:
    Square feet ............................        14,200        3,782       11,960        2,739           4,317(3)        17,770
    Cubic feet .............................          --           --           --           --              --            455,000
    Number of properties ...................          22           40           56            7               7               90
    Occupancy rate .........................          95%          95%          93%          88%(2)          99%              95%
As of December 31, 1999:
    Square feet ............................        14,028        3,623       11,960        2,414           4,174           16,998
    Cubic feet .............................          --           --           --           --              --            428,300
    Number of properties ...................          22           39           56            7               7               89
    Occupancy rate .........................          95%          99%          92%          93%             98%              95%
As of June 30, 1999:
    Square feet ............................        12,479        3,620       12,133        2,322           4,457           16,687
    Cubic feet .............................          --           --           --           --              --            423,100
    Number of properties ...................          21           38           59            7               7               87
    Occupancy rate .........................          92%          98%          93%          95%             96%              92%
As of March 31,1999:
    Square feet ............................        12,455        3,623       12,131        2,598           3,979           16,632
    Cubic feet .............................          --           --           --           --              --            416,200
    Number of properties ...................          21           39           59            7               7               86
    Occupancy rate .........................          92%          98%          93%          91%             97%              94%

----------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) The decrease in occupancy resulted from the conversion in March of this year of existing vacant showroom space to office space in Chicago.
(3) Reflects the expansion of an existing showroom location in High Point, partially offset by the conversion of Showroom space to Office noted above.

         Below are the cash flows provided by (used in) operating, investing and financing activities:

                                  For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                ---------------------------------------     -------------------------------------
                                      2000                  1999                  2000                  1999
                                ----------------   --------------------     ----------------   ------------------
Operating activities ......        $  59,302             $  66,456             $ 104,551             $  86,796
                                   =========             =========             =========             =========
Investing activities ......        $ (91,606)            $  (1,228)            $(120,856)            $(142,320)
                                   =========             =========             =========             =========
Financing activities ......        $  27,153             $ (83,853)            $   2,812             $ (50,770)
                                   =========             =========             =========             =========

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

         On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.10 % at June 30, 2000).

         On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.55% at June 30, 2000). The Company paid origination fees of $6.7 million and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially owned debt is as follows:

(amounts in thousands except per unit amounts)

                                                                    Weighted          Effect of 1%
                                                                     Average           Increase In
                                              Balance             Interest Rate        Base Rates
                                            ------------          -------------       ------------
Wholly-owned debt:
           Variable rate .........          $    978,242                  8.01%          $ 9,782
           Fixed rate ............             1,060,710                  7.61%               --
                                            ------------                                 -------
                                            $  2,038,952                                   9,782
                                            ============                                 -------

Partially-owned debt:
           Variable rate .........          $     93,161                  8.25%              932
           Fixed rate ............             1,051,027                  7.78%               --
                                            ------------                                 -------
                                            $  1,144,188                                     932
                                            ============                                 -------

Preferential allocations .........                                                        (1,559)
                                                                                         -------

Total decrease in the
    Company's annual net income ..                                                       $ 9,155
                                                                                         =======
       Per Class A unit-diluted ..                                                       $   .10
                                                                                         =======

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

(b)      Reports on Form 8-K


         During the quarter ended June 30, 2000, the Company filed the following reports on Form 8-K.

  Date of Report
 (Date of Earliest
    Event Report)                             Item Reported                                            Date Filed
 -----------------                            -------------                                            ----------
   May 1, 2000           Issuance of Series D-6 Preferred Units by Vornado Realty L.P.                May 19, 2000

   May 25, 2000          Issuance of Series D-7 Preferred Units by Vornado Realty L.P.                June 16, 2000

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VORNADO REALTY L.P.
                                     ------------------------------------------
                                                   (Registrant)




Date:  August 10, 2000            By:         /s/  Irwin Goldberg
                                     ------------------------------------------
                                                  IRWIN GOLDBERG
                                       Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT
   NO.
 -------
   3.1        --  Amended and Restated Declaration of Trust of Vornado, amended
                    April 3, 1997--Incorporated by reference to Exhibit 3.1 of
                    Vornado's Registration Statement on Form S-8 (File No. 333-29011),
                    filed on June 12, 1997.........................................................      *


   3.2        --  Articles of Amendment of Declaration of Trust of Vornado, as
                    filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 of Vornado's Registration Statement on Form
                    S-3 (File No. 333-36080), filed on May 2, 2000.................................      *

   3.3        --  Articles of Amendment of Declaration of Trust of Vornado, as
                    filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to
                    Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                    April 22, 1998 (File No. 001-11954), filed on April 28, 1998...................      *

   3.4        --  Articles of Amendment of Declaration of Trust of Vornado, as
                    filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Registration Statement on Form
                    S-3 (File No. 333-36080), filed on May 2, 2000.................................      *

   3.5        --  Articles of Amendment of Declaration of Trust of Vornado, as
                    filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to
                    Exhibit 3.5 of Vornado's Registration Statement on Form S-3
                    (File No. 333-36080), filed on May 2, 2000.....................................      *

   3.6        --  Articles Supplementary Classifying Vornado's $3.25 Series A
                    Preferred Shares of Beneficial Interest, liquidation
                    preference $50.00 per share - Incorporated by reference to
                    Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated
                    April 3, 1997 (File No. 001-11954), filed on April 8, 1997.....................      *

   3.7        --  Articles Supplementary Classifying Vornado's Series D-1 8.5%
                    Cumulative Redeemable Preferred Shares of Beneficial
                    Interest, no par value (the "Series D-1 Preferred Shares") -
                    Incorporated by reference to Exhibit 3.1 of Vornado's
                    Current Report on Form 8-K, dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................      *

   3.8        --  Articles Supplementary Classifying Additional Series D-1
                    Preferred  Shares - Incorporated  by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated  November 12, 1998
                    (File No. 001-11954), filed on February 9, 1999................................      *

   3.9        --  Articles Supplementary Classifying 8.5% Series B Cumulative
                    Redeemable Preferred Shares of Beneficial Interest,
                    liquidation preference $25.00 per share, no par value -
                    Incorporated by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated March 3, 1999 (File
                    No. 001-11954), filed on March 17, 1999........................................      *

   3.10       --  Articles Supplementary Classifying Vornado's Series C
                    Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed on May 19, 1999..............................................      *

----------
* Incorporated by reference

EXHIBIT
  NO.
-------
   3.11   --   Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred
                 Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954),
                 filed on July 7, 1999..............................................................         *


   3.12   --   Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares, dated
                 September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),
                 filed on October 25, 1999..........................................................         *

   3.13   --   Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares, dated
                 September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of
                 Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),
                 filed on October 25, 1999..........................................................         *


   3.14   --   Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                 dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999...........         *

   3.15   --   Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-6 Preferred Shares, dated May 1, 2000, as filed with the
                 State Department of Assessments and Taxation of Maryland on May 1, 2000 -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                 dated May 1, 2000 (File No. 001-11954), filed May 19, 2000.........................         *

   3.16   --   Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-7 Preferred Shares, dated May 25, 2000, as filed with the
                 State Department of Assessments and Taxation of Maryland on June 1, 2000 -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                 dated May 25, 2000 (File No. 001-11954) filed on June 16, 2000.....................         *

   3.17   --   Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 -
                 Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K
                 for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000         *


   3.18   --   Second Amended and Restated Agreement of Limited Partnership of the Operating
                 Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit
                 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997
                 filed on March 31, 1998 (the "1997 10-K")..........................................         *

   3.19   --   Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Vornado Realty L.P., dated as of December 16, 1997 - Incorporated by reference to
                 Exhibit 3.5 of the 1997 10-K.......................................................         *

   3.20   --   Second Amendment to Second Amendment and Restated Agreement of Limited
                 Partnership of the Operating Partnership of the Operating Partnership, dated as of
                 April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration
                 Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998................         *

   3.21   --   Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of the Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November
                 12, 1998 (File No. 001-11954), filed on November 30, 1998..........................         *

-----------------
*  Incorporated by reference

EXHIBIT
  NO.
-------
  3.22     --    Fourth Amendment to Second Amended and Restated Agreement of Limited
                   Partnership of the Operating Partnership, dated as of November 30, 1998 -
                   Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                   dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999...........         *


  3.23     --   Exhibit A, dated as of December 22, 1998, to Second Amended and Restated
                   Agreement of Limited Partnership of the Operating Partnership - Incorporated by
                   reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November
                   12, 1998 (File No. 001-11954), filed on February 9, 1999.........................         *

  3.24     --    Fifth Amendment to Second Amended and Restated Agreement of Limited
                   Partnership of the Operating Partnership, dated as of March 3, 1999 -
                   Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                   dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999................         *

  3.25     --    Exhibit A to Second Amended and Restated Agreement of Limited Partnership of
                   the Operating Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                   No. 001-11954), filed on March 17, 1999..........................................         *

  3.26     --    Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Vornado Realty L.P., dated as of March 17, 1999 - Incorporated by reference to
                 Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                 001-11954), filed on July 7, 1999..................................................         *

  3.27     --    Seventh Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27,
                 1999 (File No. 001-11954), filed on July 7, 1999...................................         *

  3.28     --    Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to
                 Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                 001-11954), filed on July 7, 1999..................................................         *

  3.29     --    Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Vornado Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                 (File No. 001-11954), filed on October 25, 1999....................................         *

  3.30     --    Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Vornado Realty L.P., dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                 (File No. 001-11954), filed on October 25, 1999....................................         *

  3.31     --    Eleventh Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November
                 24, 1999 (File No. 001-11954), filed on December 23, 1999..........................         *


------------------------------------
*   Incorporated by reference

EXHIBIT
  NO.
-------
  3.32     --   Twelfth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report of Form 8-K, dated May 1, 2000
                 (File No. 001-11954), filed on May 19, 2000........................................         *

  3.33     --   Thirteenth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25,
                 2000 (File No. 001-11954), filed on June 16, 2000..................................         *

  4.1      --   Instruments defining the rights of security holders (see Exhibits 3.1 through
                 3.33 of this Quarterly Report on Form 10-Q)

  4.2      --   Indenture dated as of November 24, 1993 between Vornado Finance Corp. and
                 Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current
                 Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1,
                 1993...............................................................................         *

  4.3      --   Specimen certificate representing Vornado's Common Shares of Beneficial
                 Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of
                 Amendment No. 1 to Registration Statement on Form S-3 (File No. 33-62395), filed on
                 October 26, 1995...................................................................         *

  4.4      --   Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of
                 Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3,
                 1997 (File No. 001-11954), filed on April 8, 1997..................................         *

  4.5      --    Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable
                 Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on
                 March 15, 1999.....................................................................         *

  4.6      --    Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable
                 Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration
                 Statement on Form 8-A (File No. 001-11954), filed May 19, 1999.....................         *

  10.1     --   Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share
                 Plan, as amended - Incorporated by reference to Vornado's Registration Statement on
                 Form S-8 (File No. 333-29011) filed on June 12, 1997...............................         *

  10.2     --   Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey,
                 Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado's Quarterly
                 Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed
                 May 8, 1992........................................................................         *

  10.3**   --   Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing
                 dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee - Incorporated by reference to
                 Vornado's Current Report on Form 8-K dated November 24, 1993 (File No. 001-11954),
                 filed December 1, 1993.............................................................         *

  10.4**   --   1985 Stock Option Plan as amended - Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954),
                 filed June 9, 1987.................................................................         *


------------------------------------
*   Incorporated by reference
**  Management contract or compensatory plan

EXHIBIT
  NO.
-------
  10.5**   --   Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by
                 reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26,
                 1985 (File No. 001-11954), filed December 9, 1985..................................         *

  10.6**   --   Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by
                 reference to Vornado's Quarterly Report on Form 10-Q for quarter ended May 2, 1987
                 (File No. 001-11954), filed June 9, 1987...........................................         *

  10.7**   --   Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by
                 reference to Vornado's Quarterly Report on Form 10-Q for quarter ended October 26,
                 1985 (File No. 001-11954), filed December 9, 1985..................................         *

  10.8**   --   Employment Agreement between Vornado Realty Trust and Joseph Macnow dated
                 January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954),
                 filed November 12, 1998............................................................         *

  10.9**   --   Employment Agreement between Vornado Realty Trust and Richard Rowan dated
                 January 1, 1998 - Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954),
                 filed November 12, 1998............................................................         *

  10.10**  --   Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated
                 December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's Annual
                 Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954),
                 filed on April 14, 1998............................................................         *

  10.11**  --   Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed March
                 13, 1997...........................................................................         *

  10.12    --   Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and
                 January 15, 1993 - Incorporated by reference to Vornado's Annual Report on Form contract or 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993..................................................................         *

  10.13    --   Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated
                 December 29, 1992 - Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16,
                 1993...............................................................................         *

  10.14    --   Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29,
                 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                 year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993.........         *

  10.15    --   Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993 - Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24,
                 1994...............................................................................         *

  10.16    --   Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31,
                 1993 (File No. 001-11954), filed March 24,
                 1994...............................................................................         *


---------------------------------------
*   Incorporated by reference
**  Management contract or compensatory plan

EXHIBIT
  NO.
-------
 10.17   --     Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31,
                  1993 (File No. 001-11954), filed March 24, 1994.................................                  *

 10.18   --     Management Agreement between Interstate Properties and Vornado, Inc. dated July 13,
                  1992 -Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                  year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993.......                 *

 10.19   --     Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc.
                  and Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File
                  No. 001-11954), filed February 16, 1993...........................................                *

 10.20   --     Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December
                  31, 1994 (File No. 001-11954), filed March 23, 1995...............................                *

 10.21   --     Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re:
                  Alexander's Retention Agreement - Incorporated by reference to Vornado's annual
                  Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954),
                  filed March 24, 1994..............................................................                *

 10.22   --     Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and
                  Citibank, N.A. Incorporated by reference to Vornado's Current Report on Form 8-K
                  dated February 6, 1995 (File No. 001-11954), filed February 21, 1995..............                *

 10.23   --     Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No.
                  001-11954), filed February 21, 1995...............................................                *

 10.24   --     Standstill and Corporate Governance Agreement, dated as of February 6, 1995 -
                  Incorporated by reference to Vornado's Current Report on Form 8-K dated February
                  6, 1995 (File No. 001-11954), filed February 21, 1995.............................                *

 10.25   --     Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual
                  Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954),
                  filed March 23, 1995.............................................................                 *

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
                  Inc. - Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado
                  Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed
                  on January 23, 1998................................................................               *

 10.29   --     Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado
                  Operating, Inc., together with related form of Note - Incorporated by reference to
                  Exhibit 10.2 of Amendment No. 1 to Vornado Operating, Inc.'s Registration
                  Statement on Form S-11 (File No.333-40701)......................................                  *

---------------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
 10.31   --     Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty
                  Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on Form 8-K (File No.
                  001-11954), filed on April 30, 1997..............................................            *

 10.32   --     Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty
                  Trust, the Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on Form 8-K (File No. 001-11954),
                  filed on April 30, 1997..........................................................            *

 10.33   --     Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,
                  The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
                  Exhibit 10.4 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed
                  on April 30, 1997................................................................            *

 10.34   --     Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland
                  Parent Incorporated and Crescent Real Estate Equities, Limited Partnership -
                  Incorporated by reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K
                  (File No. 001-11954), filed on October 8, 1997...................................            *

 10.35   --     Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The
                  Contributors Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and
                  Merchandise Mart Enterprises, Inc. Incorporated by reference to Exhibit 10.34 of
                  Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File
                  No. 001-11954), filed on April 8, 1998............................................           *

 10.36   --     Sale Agreement executed November 18, 1997, and effective December 19, 1997, between
                  MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a
                  New York Limited liability company; as purchaser. Incorporated by reference to
                  Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for the year ended
                  December 31, 1997 (File No. 001-11954), filed on April 8, 1998....................           *


 10.37   --     Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2,
                  1998 and April 30, 1998.  Incorporated by reference to Exhibit 10.37 of
                  Incorporated by Vornado's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998 (File No. 001-11954), filed May 13, 1998...........................           *

 10.38   --     Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower,
                  The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent
                  Incorporated by reference to Exhibit 10 of Vornado's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1998 (File No. 001-11954), filed August 13, 1998....          *

 10.39   --     Registration Rights Agreement, dated as of April 1, 1998 between Vornado and the
                  Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment
                  No. 1 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed
                  on May 6, 1998..................................................................             *

 10.40   --     Underwriting Agreement, dated April 9, 1998, among Vornado, Vornado Realty L.P. and
                  Goldman, Sachs & Co. - Incorporated by reference to Exhibit 1.1 of Vornado's
                  Current Report on Form 8-K, dated April 9, 1998 (File No. 001-11954), filed on
                  April 16, 1998..................................................................             *

 10.41   --     Pricing Agreement, dated April 9, 1998, between Vornado and Goldman, Sachs & Co. -
                  Incorporated by reference to Exhibit 1.2 of Vornado's Current Report on Form 8-K,
                  dated April 9, 1998 (File No. 001-11954), filed on April 16, 1998................            *



----------------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
 10.42   --     Underwriting Agreement, dated April 23, 1998, among Vornado, Vornado Realty L.P. and
                  Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to
                  Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
                  No. 001-11954), filed on April 28, 1998..........................................             *

 10.43   --     Registration Rights Agreement, dated as of August 5, 1998 between Vornado and the
                  Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on
                  October 25, 1999..............................................................                *

 10.44   --     Registration Rights Agreement, dated as of July 23, 1998 between Vornado and the
                  Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on
                  October 25, 1999..............................................................                *

 10.45   --     Underwriting Agreement, dated March 12, 1999, among Vornado, Vornado Realty L.P.,
                  Merrill Lynch, Pierce, Fenner & Smith Incorporated - Incorporated by reference to
                  Exhibit 1.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
                  001-11954), filed on March 17, 1999..............................................             *

 10.46   --     Underwriting Agreement, dated May 17, 1999, among Vornado Realty Trust, Vornado
                  Realty L.P., Salomon Smith Barney Inc. and the other underwriters named therein -
                  Incorporated by reference to Exhibit 1.1 of Vornado's Current Report on Form 8-K,
                  dated May 17, 1999 (File No. 001-11954), filed on May 26, 1999...................             *

 10.47   --     Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and
                  Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File
                  No. 001-11954), filed on March 9, 2000............................................            *

 10.48   --     Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle
                  Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. -
                  Incorporated by reference to Vornado's Annual Report on Form 10-K for the year
                  ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000..............            *

 10.49   --     Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and
                  Melvyn Blum - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9,
                  2000...............................................................................           *

 10.50   --     First Amended and Restated Promissory Note of Steven  Roth, dated November 16, 1999
                  - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9,
                  2000.................................................................................         *

 10.51   --     Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty
                  Trust - Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                  year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000...........          *

 10.52   --     Promissory Note of Melvyn Blum, dated March 24, 2000 - Incorporated by reference to
                  Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File
                  No. 001-11954) filed on May 5, 2000.................................................          *

 10.53   --     Promissory Note of Melvyn Blum, dated April 4, 2000 - Incorporated by reference to
                  Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File
                  No. 001-11954) filed on May 5, 2000................................................           *

EXHIBIT
  NO.
-------
 10.54   --     Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank -
                  Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 2000 (File No. 001-11954) filed on May 5, 2000............           *

 27      --     Financial Data Schedule