Form 10-Q
period 2000-09-30
VORNADO REALTY LP
filed 2000-11-13
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 34


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended:            SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission File Number:  000-22635
                         ------------------------------------------------------


                               VORNADO REALTY L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           13-3925979
--------------------------------------------   --------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification Number)


    888 SEVENTH AVENUE, NEW YORK, NEW YORK                10019
--------------------------------------------  ----------------------------------
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

                                      INDEX


PART I.                    FINANCIAL INFORMATION:
                           ----------------------

                 Item 1.      Financial Statements:                                                                    Page Number
                                                                                                                      -------------
                              Consolidated Balance Sheets as of September 30, 2000 and
                              December 31, 1999.....................................................................          3

                              Consolidated Statements of Income for the Three and Nine Months
                              Ended September 30, 2000 and September 30, 1999.......................................          4

                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended September 30, 2000 and September 30, 1999.......................................          5

                              Notes to Consolidated Financial Statements............................................          6

                 Item 2.      Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.............................................................          17

                 Item 3.      Quantitative and Qualitative Disclosures About Market Risks...........................          31



PART II.                      OTHER INFORMATION:
                              ------------------

                 Item 1.      Legal Proceedings.....................................................................          32

                 Item 6.      Exhibits and Reports on Form 8-K......................................................          32

Signatures                    ......................................................................................          33

Exhibit Index                 ......................................................................................          34

    PART I.  FINANCIAL INFORMATION
        ITEM 1.      FINANCIAL STATEMENTS



                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS


(amounts in thousands except unit amounts)

                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                      2000                  1999
                                                                  -------------          ------------

ASSETS

Real estate, at cost:
      Land............................................          $       825,735     $     826,477
      Buildings and improvements......................                3,203,362         3,080,174
      Leasehold improvements and
           equipment..................................                   19,042            14,856
                                                                ---------------     -------------
                 Total................................                4,048,139         3,921,507
      Less accumulated depreciation and
           amortization...............................                 (368,883)         (308,542)
                                                                ---------------     -------------
      Real estate, net................................                3,679,256         3,612,965

Cash and cash equivalents, including U.S.
   government obligations under repurchase
   agreements of $23,303 and $43,675..................                  164,284           112,630
Escrow deposits and restricted cash...................                  213,950            30,571
Marketable securities.................................                  123,660           106,503
Investments and advances to partially-owned
   entities, including Alexander's of
   $172,254 and $159,148.......................................       1,455,974         1,315,387
Due from officers..............................................          19,504            17,190
Accounts receivable, net of allowance for
  doubtful accounts of $8,180 and $7,292.......................          49,471            36,408
Notes and mortgage loans receivable............................         187,841            49,719
Receivable arising from the straight-lining of rents...........         104,666            79,298
Deposits in connection with real estate acquisitions...........          17,353             8,128
Other assets...................................................         168,305           110,419
                                                                ---------------     -------------






TOTAL ASSETS................................................... $     6,184,264     $   5,479,218
                                                                ===============     =============



                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                  1999
                                                                       --------------      -----------------


LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable....................................       $     2,225,589     $   1,681,804
Revolving credit facility......................................               278,000           367,000
Accounts payable and accrued expenses..........................               104,181           107,036
Officer's compensation payable.................................                37,799            34,996
Deferred leasing fee income....................................                 7,976             8,349
Other liabilities..............................................                 2,683             2,634
                                                                      ---------------     -------------
                 Total liabilities.............................             2,656,228         2,201,819
                                                                      ---------------     -------------
Minority interest..............................................                14,944            14,769
                                                                      ---------------     -------------
Commitments and contingencies
Partners' Capital:
       Equity .................................................             3,625,551         3,385,857
       Deferred compensation...................................                (4,165)               --
       Accumulated deficit.....................................               (86,906)         (116,979)
                                                                      ---------------     -------------
                                                                            3,534,480         3,268,878
       Accumulated other comprehensive loss....................               (16,705)           (1,448)
       Due from officers for purchase of limited
             partnership units of beneficial interest..........                (4,683)           (4,800)
                                                                      ---------------     -------------
                  Total partners' capital......................             3,513,092         3,262,630
                                                                      ---------------     -------------













TOTAL LIABILITIES AND
       PARTNERS' CAPITAL.......................................       $     6,184,264     $   5,479,218
                                                                      ===============     =============


               See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per unit amounts)


                                                         FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                     -----------------------------------    ---------------------------------
                                                           2000                1999               2000              1999
                                                     ---------------    ----------------    ---------------    --------------
Revenues:
   Property rentals................................. $      178,159      $     153,598       $     512,739      $     434,215
   Expense reimbursements...........................         32,074             24,841              82,934             66,712
   Other income (including fee income
      from related parties of $637 and $500
      in each three month period and $1,304
      and $1,314 in each nine month period).........          5,422              4,382              14,006             12,380
                                                     --------------      -------------       -------------      -------------
Total revenues......................................        215,655            182,821             609,679            513,307
                                                     --------------      -------------       -------------      -------------

Expenses:
   Operating........................................         82,700             74,644             233,371            206,340
   Depreciation and amortization....................         25,026             21,438              72,966             60,315
   General and administrative.......................         13,304              7,722              34,271             27,519
                                                     --------------      -------------       -------------      -------------
Total expenses......................................        121,030            103,804             340,608            294,174
                                                     --------------      -------------       -------------      -------------

Operating income....................................         94,625             79,017             269,071            219,133
Income applicable to Alexander's....................          1,306              1,610               7,463              4,951
Income from partially-owned entities................         26,808             18,717              74,447             58,295
Interest and other investment income................          7,571              4,222              18,269             12,580
Interest and debt expense...........................        (42,558)           (35,085)           (121,240)          (105,986)
Net gain on sale of real estate ....................          8,405                 --              10,965                 --
Minority interest...................................           (404)              (439)             (1,470)            (1,453)
                                                     --------------      -------------       -------------      -------------
Income before extraordinary item....................         95,753             68,042             257,505            187,520
Extraordinary item..................................             --                 --              (1,125)                --
                                                     --------------      -------------       -------------      -------------
Net income..........................................         95,753             68,042             256,380            187,520
Preferred unit distributions (including accretion
   of issuance expenses of $719 and $2,156
   in each three and nine month period).............         (9,672)            (9,672)            (29,017)           (23,765)
Preferential allocations............................        (23,258)           (13,943)            (62,849)           (33,907)
                                                     --------------      -------------       -------------      -------------
NET INCOME applicable to Class A units.............. $       62,823      $      44,427       $     164,514      $     129,848
                                                     ==============      =============       =============      =============

NET INCOME PER CLASS A UNIT
   -BASIC........................................... $          .68      $         .52       $        1.77      $        1.52
                                                     ==============      =============       =============      =============

NET INCOME PER CLASS A UNIT
   -DILUTED......................................... $          .65      $         .51       $        1.73      $        1.49
                                                     ==============      =============       =============      =============

DIVIDENDS PER CLASS A UNIT.......................... $          .48      $         .44       $        1.44      $        1.32
                                                     ==============      =============       =============      =============





                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                                  For The Nine Months Ended
                                                                                                        September 30,
                                                                                          -----------------------------------------
                                                                                                 2000                   1999
                                                                                          ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income............................................................................     $     256,380       $     187,520
    Adjustments to reconcile net income to net
        cash provided by operations:
           Depreciation and amortization (including debt issuance costs)..................            72,966              60,315
           Straight-lining of rental income...............................................           (25,368)            (23,387)
           Net gain on sale of real estate................................................           (10,965)                 --
           Minority interest..............................................................             1,470               1,453
           Extraordinary item.............................................................             1,125                  --
           Equity in income of Alexander's,
             including depreciation of $450 in each period................................             1,467              (1,146)
           Equity in net income of partially-owned entities...............................           (74,447)            (46,130)
           Gain on sale of marketable securities..........................................                --                (382)
           Changes in operating assets and liabilities....................................           (77,480)            (50,410)
                                                                                               -------------       --------------
    Net cash provided by operating activities.............................................           145,148             127,833
                                                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate..............................................................          (106,579)           (113,945)
    Acquisitions of real estate and other.................................................           (27,360)           (182,400)
    Proceeds from sale of real estate.....................................................            46,832                  --
    Investments in partially-owned entities...............................................           (74,694)            (35,845)
    Distributions from partially-owned entities...........................................            14,870                  --
    Investment in notes and mortgages receivable..........................................          (142,251)            (53,380)
    Repayment of mortgage loans receivable................................................             4,222              14,000
    Cash restricted, primarily mortgage escrows...........................................          (183,379)             25,785
    Purchases of securities available for sale............................................           (25,861)             (3,939)
    Proceeds from sale of Temperature Controlled Logistics assets.........................                --              22,769
    Proceeds from sale or maturity of securities available for sale.......................                --              12,498
    Real estate deposits and other........................................................            (9,225)            (23,782)
                                                                                               -------------       -------------
    Net cash used in investing activities.................................................          (503,425)           (338,239)
                                                                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings..............................................................         1,048,036             205,000
    Repayments of borrowings..............................................................          (629,891)           (394,975)
    Debt issuance costs...................................................................           (18,319)             (8,059)
    Proceeds from issuance of preferred units.............................................           195,847             193,282
    Proceeds from issuance of limited partnership units...................................                --             343,155
    Dividends paid on Class A units.......................................................          (124,501)           (112,390)
    Preferential distributions..............................................................         (53,548)            (23,491)
    Distributions to preferred unitholders................................................           (17,907)            (21,608)
    Exercise of unit options..............................................................            10,214               2,436
                                                                                               -------------       -------------
    Net cash provided by financing activities.............................................           409,931             183,350
                                                                                               -------------       -------------

    Net increase/(decrease) in cash and cash equivalents..................................            51,654             (27,056)
    Cash and cash equivalents at beginning of period......................................           112,630             167,808
                                                                                               -------------       -------------

    Cash and cash equivalents at end of period............................................     $     164,284       $     140,752
                                                                                               =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $8,054 in
        2000 and $4,379 in 1999)..........................................................     $     120,045       $     108,713

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions.....................................................     $      36,640       $     188,000
    Minority interest in connection with acquisitions.....................................                --             299,390
    Unrealized loss/(gain) on securities available for sale...............................            14,680              (8,493)

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


2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

      Vornado-Ceruzzi Joint Venture

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

      Loan to NorthStar Partnership L.P.

      On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. The effective rate on the loan is approximately 22% including the amortization of the discount. NorthStar has filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and for damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it.

      33 N. Dearborn Street

      On September 21, 2000, the Company acquired a 350,000 square foot office building in Chicago for approximately $35,000,000 of which $19,000,000 was indebtedness.

      Loan to Primestone Investment Partners, L.P.

      On September 28, 2000, the Company made a $62,000,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective rate on the loan is approximately 20% including the fees.

                             VORNADO REALTY L.P.

      DISPOSITIONS

      On March 2, 2000, the Company sold its three Texas shopping center properties containing 221,000 square feet, for $25,750,000, resulting in a gain of $2,560,000.

      On August 30, 2000, the Company sold its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

      FINANCINGS

      CORPORATE

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

      Revolving Credit Facility

      On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.54% at September 30, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

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

      OFFICE

      Two Park Avenue Refinancing

      On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000,000. On such date, the Company received proceeds of $65,000,000 and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.09% at September 30,
2000).

      770 Broadway and 595 Madison Avenue

      On August 11, 2000, the Company completed a $173,500,000 mortgage financing, cross-collateralized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.04% at September 30, 2000) and matures on August 1, 2002. At September 30, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

                               VORNADO REALTY L.P.

4.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

      The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

      Investments and Advances
                                                                            September 30, 2000             December 31, 1999
                                                                            ------------------             -----------------
       (amounts in thousands)
       Temperature Controlled Logistics...........................             $     504,494               $     481,808
       Charles E. Smith Commercial Realty L.P.
             ("CESCR")............................................                   323,212                     317,812
       Alexander's................................................                   172,254                     159,148
       Newkirk Joint Ventures.....................................                   160,960                     142,670
       Hotel Pennsylvania (1).....................................                    64,755                      59,176
       Partially-Owned Office Buildings...........................                    60,823                      59,510
       Fort Lee Development Project...............................                    26,561                      16,663
       Park Laurel Development Project............................                    55,040                      24,695
       Other......................................................                    87,875                      53,905
                                                                               -------------               -------------
                                                                               $   1,455,974               $   1,315,387
                                                                               =============               =============

    Income                                                          Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                            ----------------------------------- ----------------------------------
                                                                 2000                1999             2000                1999
                                                            ---------------  ------------------ -----------------  ---------------
    (amounts in thousands)
    Income applicable to Alexander's:
       33.1% share of equity in income....................    $    (1,945)      $       330       $     (1,467)       $     1,146
       Interest income....................................          3,251             1,280              8,930              3,805
                                                              -----------       -----------       ------------        -----------
                                                              $     1,306       $     1,610       $      7,463        $     4,951
                                                              ===========       ===========       ============        ===========
    Temperature Controlled Logistics:
       60% share of equity in income......................    $     6,964       $     5,811       $     20,624        $    22,361
       Management fee (40% of 1% per annum of
         Total Combined Assets, as defined)...............          1,380             1,655              4,060              5,601
                                                              -----------       -----------       ------------        -----------
                                                                    8,344             7,466             24,684             27,962

    CESCR (2).............................................          5,630             4,393             18,948             12,154
    Newkirk Joint Ventures (3)............................          8,687             5,778             18,425             11,087
    Hotel Pennsylvania (1)................................          1,911               830              5,218              3,398
    Partially-Owned Office Buildings......................            850               626              2,528              1,376
    Other.................................................          1,386              (376)             4,644              2,318
                                                              -----------       -----------       ------------        -----------
                                                              $    26,808       $    18,717       $     74,447        $    58,295
                                                              ===========       ===========       ============        ===========

----------------------------------

           (1) The Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion, which is owned through a preferred stock affiliate.

           (2) 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

           (3) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt in the second quarter of this year.

                             VORNADO REALTY L.P.

Temperature Controlled Logistics

      Subsequent to March 12, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

      Total rent was $42,617,000 and $128,728,000 for the third quarter and the nine months ended September 30, 2000, of which the tenant deferred $4,800,000 and $11,500,000. As at September 30, 2000, the balance of the tenant's deferred rent is as follows:

                                                                                                   The Company's
                                                                            Total                      Share
                                                                       ---------------            ---------------
             2000:
                Quarter ended September 30                             $     4,800,000            $     2,880,000
                Quarter ended June 30                                        6,700,000                  4,020,000
                                                                       ---------------            ---------------
                                                                            11,500,000                  6,900,000
             1999:
                Quarter ended December 31                                    5,400,000                  3,240,000
                                                                       ---------------            ---------------
                                                                       $    16,900,000            $    10,140,000
                                                                       ===============            ===============

      Based on the Company's policy of recognizing rental income when earned and collection is reasonably assured or cash is received, the Company did not recognize $2,880,000 of income from this tenant in the quarter ended September 30, 2000 and $5,280,000 in the nine months ended September 30, 2000. The Company and this tenant are in discussions regarding the restructuring of the leases.

Alexander's

      On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674,000, thereby increasing its ownership interest to 33.1%.

      Alexander's is managed by and its properties are redeveloped and leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company recorded management fee income from Alexander's of $1,057,000 and $1,057,000 for the three months ended September 30, 2000 and 1999 and $3,181,000 and $3,271,000 for the nine months ended September 30, 2000 and 1999, which is included in other income from partially-owned entities.

      The Company's equity in the income of Alexander's for the three and nine months ended September 30, 2000, is net of its share of stock appreciation rights compensation expense of $1,947,000 and $2,272,000, based on Alexander's closing stock price of $81.75 at September 30, 2000.

      At September 30, 2000, the Company has loans receivable from Alexander's of $110,000,000, including $15,000,000 under the line of credit discussed below. The Company recorded interest income on these loans of $3,251,000 and $1,280,000 in the three months ended September 30, 2000 and 1999 and $8,930,000 and $3,805,000 in the nine months ended September 30, 2000 and 1999.

                             VORNADO REALTY L.P.

      On August 1, 2000, Vornado provided a $50,000,000 secured line of credit to Alexander's under the same terms and conditions as Alexander's existing $95,000,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.


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

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $477,000 and $352,000 for the three months ended September 30, 2000 and 1999 and $864,000 and $817,000 for the nine months ended September 30, 2000 and 1999.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $11,443,000 and $10,280,000 for the three months ended September 30, 2000 and 1999 and $34,862,000 and $29,577,000 for the nine months ended September 30, 2000 and 1999.

                             VORNADO REALTY L.P.

6.         PARTNERS' CAPITAL

      The following table sets forth the details of partners' capital at September 30, 2000 and December 31, 1999:




   Preferred Units:                                     Outstanding Units at                          Preferred or
                                                -----------------------------------      Per Unit       Annual      Conversion Rate
                                                 September 30,        December 31,     Liquidation   Distribution     Into Class A
                                                     2000                1999          Preference        Rate            Units
                                                --------------        -------------    -----------   -------------  --------------
   Class A.....................................        5,789,239       5,789,239       $   50.00      $    3.25                 --
   Class B.....................................        3,400,000       3,400,000       $   25.00      $   2.125                 --
   Class C.....................................        4,600,000       4,600,000       $   25.00      $   2.125                 --
   5.0% B-1 Convertible Preferred..............          899,566         899,566       $   50.00      $    2.50               .914
   8.0% B-2 Convertible Preferred..............          449,783         449,783       $   50.00      $    4.00               .914
   6.5% C-1 Convertible Preferred..............          747,912         747,912       $   50.00      $    3.25             1.1431
   8.5% D-1 Cumulative Redeemable Preferred....        3,500,000       3,500,000       $   25.00      $   2.125               (a)
   8.375% D-2 Cumulative Redeemable Preferred..          549,336         549,336       $   50.00      $  4.1875               (a)
   8.25% D-3 Cumulative Redeemable Preferred...        8,000,000       8,000,000       $   25.00      $  2.0625               (a)
   8.25% D-4 Cumulative Redeemable Preferred...        5,000,000       5,000,000       $   25.00      $  2.0625               (a)
   8.25% D-5 Cumulative Redeemable
      Preferred................................        7,480,000       7,480,000       $   25.00      $  2.0625               (a)
   8.25% D-6 Cumulative Redeemable
      Preferred................................          840,000              --       $   25.00      $  2.0625               (a)
   8.25% D-7 Cumulative Redeemable
      Preferred................................        7,200,000              --       $   25.00      $  2.0625               (a)
   6.25% E-1 Convertible Preferred.............        4,998,000       4,998,000       $   50.00      $   3.125(b)          1.1364
                                                      ----------      ----------
                                                      53,453,836      45,413,836
                                                      ==========      ==========


   General Partnership Interest (f)
   Limited Partnership Units:
        Class A................................       93,201,573(c)   92,583,570(c)        --         $   1.92                (d)
        Class D................................          869,387         876,543           --         $   2.015            1.0(e)
                                                  --------------    ------------
                                                      94,070,960      93,460,113
                                                  ==============    ============

--------------------------------

       (a)  Redeemable for an equivalent of the Company's preferred shares.

       (b) Increases to $3.25 on March 3, 2001, and fixes at $3.375 on March 3, 2006.

       (c) Included in Class A units are 86,794,315 and 86,335,741 units owned by the general partner at September 30, 2000 and December 31, 1999.

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

8.    INCOME PER CLASS A UNIT

      The following table sets forth the computation of basic and diluted income per Class A unit:

                                                                         For The Three Months Ended
                                                                               September 30,
                                                                     ---------------------------------
                                                                           2000               1999
                                                                     ----------------     ------------
   (amounts in thousands except per unit amounts)
   Numerator:

       Income before extraordinary item.............................   $     95,753       $     68,042
       Extraordinary item...........................................             --                 --
                                                                       ------------       ------------
       Net income...................................................         95,753             68,042
       Preferred unit distributions.................................         (9,672)            (9,672)
       Preferential allocations.....................................        (23,258)           (13,943)
                                                                       ------------       ------------

   Numerator for basic and diluted income per
       Class A unit - net income applicable to
       Class A units................................................   $     62,823       $     44,427
                                                                       ============       ============

   Denominator:
       Denominator for basic income per Class A Unit-
        weighted average units......................................         92,982             85,936
       Effect of dilutive securities:
          Employee unit options.....................................          3,129              1,553
                                                                       ------------       ------------

       Denominator for diluted income per Class A unit -
          adjusted weighted average units and
          assumed conversions.......................................         96,111             87,489
                                                                       ============       ============

   INCOME PER CLASS A UNIT- BASIC:
          Income before extraordinary item..........................   $        .68       $        .52
          Extraordinary item........................................             --                 --
                                                                       ------------       ------------
          Net income per Class A unit...............................   $        .68       $        .52
                                                                       ============       ============

   INCOME PER CLASS A UNIT - DILUTED:
          Income before extraordinary item..........................   $        .65       $        .51
          Extraordinary item........................................             --                 --
                                                                       ------------       ------------
          Net income per Class A Unit...............................   $        .65       $        .51
                                                                       ============       ============


                                                                            For The Nine Months Ended
                                                                                  September 30,
                                                                        ---------------------------------
                                                                              2000               1999
                                                                        ----------------     ------------
   (amounts in thousands except per unit amounts)
   Numerator:

       Income before extraordinary item.............................   $      257,505       $    187,520
       Extraordinary item...........................................           (1,125)                --
                                                                       --------------       ------------
       Net income...................................................          256,380            187,520
       Preferred unit distributions.................................          (29,017)           (23,765)
       Preferential allocations.....................................          (62,849)           (33,907)
                                                                       --------------       ------------

   Numerator for basic and diluted income per
       Class A unit - net income applicable to
       Class A units................................................   $      164,514       $    129,848
                                                                       ==============       ============

   Denominator:
       Denominator for basic income per Class A Unit-
        weighted average units......................................           92,755             85,555
       Effect of dilutive securities:
          Employee unit options.....................................            2,168              1,783
                                                                       --------------       ------------

       Denominator for diluted income per Class A unit -
          adjusted weighted average units and
          assumed conversions.......................................           94,923             87,338
                                                                       ==============       ============

   INCOME PER CLASS A UNIT- BASIC:
          Income before extraordinary item..........................   $        1.78        $       1.52
          Extraordinary item........................................            (.01)                 --
                                                                       -------------        ------------
          Net income per Class A unit...............................   $        1.77        $       1.52
                                                                       =============        ============

   INCOME PER CLASS A UNIT - DILUTED:
          Income before extraordinary item..........................   $        1.74        $       1.49
          Extraordinary item........................................            (.01)                 --
                                                                       -------------        ------------
          Net income per Class A Unit...............................   $        1.73        $       1.49
                                                                       =============        ============

                             VORNADO REALTY L.P.

9.    COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income:

                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                   --------------------------------------    -------------------------------
                                                         2000                1999                2000               1999
    (amounts in thousands)                         ----------------   -------------------    ----------------   ------------
    Net income applicable to Class A units.........  $     62,823       $     44,427         $   164,514       $    129,848
    Other comprehensive loss.......................       (13,001)(1)         (2,623)            (15,257)(1)         (1,270)
                                                     ------------       ------------         -----------       ------------
    Comprehensive income...........................  $     49,822       $     41,804         $   149,257       $    128,578
                                                     ============       ============         ===========       ============

------------------------------

    (1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants.

                               VORNADO REALTY L.P.

10.      SEGMENT INFORMATION

         The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

                  (amounts in thousands)

                                                               Three Months Ended September 30, 2000
                                            -------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                    Merchandise    Controlled
                                             Total        Office        Retail         Mart        Logistics       Other(2)
                                           ---------     ---------     ---------     ---------     ---------      ---------
Total revenues .....................       $ 215,655     $ 129,165     $  43,969     $  37,212     $      --     $   5,309
Total expenses .....................         121,030        73,286        16,596        19,010            --        12,138
                                           ---------     ---------     ---------     ---------     ---------     ---------
Operating income ...................          94,625        55,879        27,373        18,202            --        (6,829)
Income applicable to                                                                                                 1,306(6)
Alexander's ........................           1,306            --            --            --            --         9,574
Income from partially-owned entities          26,808         7,201           318         1,371         8,344(4)
Interest and other investment income           7,571         2,030            --           319            --         5,222
Interest and debt expense ..........         (42,558)      (16,850)       (8,477)       (9,955)           --        (7,276)
Net gain on sale of real estate ....           8,405         8,405            --            --            --            --
Minority interest ..................            (404)         (398)           --            --            --            (6)
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net income .........................          95,753        56,267        19,214         9,937         8,344         1,991
Minority interest ..................             404           398            --            --            --             6
Net gain on sale of real estate ....          (8,405)       (8,405)           --            --            --            --
Interest and debt expense(3) .......          65,196        24,912         9,124         9,955         6,909        14,296
Depreciation and amortization(3) ...          40,046        19,260         4,392         4,744         8,088         3,562
Straight-lining of rents(3) ........         (10,360)       (6,531)         (591)       (1,759)         (176)       (1,303)
Other ..............................           2,983          (252)          269            --          (451)        3,417
                                           ---------     ---------     ---------     ---------     ---------     ---------
EBITDA(1) ..........................       $ 185,617     $  85,649     $  32,408     $  22,877     $  22,714     $  21,969
                                           =========     =========     =========     =========     =========     =========

                                                              Three Months Ended September 30, 1999
                                          -------------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                   Merchandise    Controlled
                                            Total        Office        Retail         Mart        Logistics       Other(2)
                                          ---------     ---------     ---------     ---------     ---------      ---------
Total revenues .....................      $ 182,821     $ 100,701     $  43,318     $  35,622      $      --     $   3,180
Total expenses .....................        103,804        61,248        18,161        19,352             --         5,043
                                          ---------     ---------     ---------     ---------      ---------     ---------
Operating income ...................         79,017        39,453        25,157        16,270             --        (1,863)
Income applicable to Alexander's ...          1,610           --            --            --              --         1,610
Income from partially-owned entities         18,717         5,029           217          (703)         7,466         6,708
Interest and other investment income          4,222           436            --           199             --         3,587
Interest and debt expense ..........        (35,085)      (13,185)       (5,486)       (8,166)            --        (8,248)
Net gain on sale of real estate ....             --            --            --            --             --            --
Minority interest ..................           (439)         (439)           --            --             --            --
                                           ---------    ---------     ---------     ---------       ---------    ---------
Net income .........................          68,042       31,294        19,888         7,600           7,466        1,794
Minority interest ..................             439          439           --            --               --           --
Net gain on sale of real estate ....              --           --           --            --               --           --
Interest and debt expense(3) .......          58,870       22,465         6,139         8,166           6,532       15,568
Depreciation and amortization(3) ...          36,045       16,460         4,144         4,463           7,591        3,387
Straight-lining of rents(3) ........          (7,532)      (4,503)         (684)       (1,224)           (544)        (577)
Other .............................            1,126          (42)           --            --           2,757(5)    (1,589)
                                           ---------    ---------     ---------     ---------       ---------    ---------
EBITDA(1) ..........................       $ 156,990    $  66,113     $  29,487     $  19,005       $  23,802    $  18,583
                                           =========    =========     =========     =========       =========    =========

------------------------
      See footnotes on page 17.

                               VORNADO REALTY L.P.

                     (amounts in thousands)
                                                                 Nine Months Ended September 30, 2000
                                       -----------------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                       Merchandise     Controlled
                                         Total            Office           Retail        Mart           Logistics      Other(2)
                                       ---------        ---------        ---------     ---------        ---------     ---------
Total revenues .....................   $ 609,679        $ 351,585        $ 130,664     $ 112,165        $      --     $  15,265
Total expenses .....................     340,608          197,729           53,859        59,119               --        29,901
                                       ---------        ---------        ---------     ---------        ---------     ---------
Operating income ...................     269,071          153,856           76,805        53,046               --       (14,636)
Income applicable to Alexander's ...       7,463               --               --            --               --         7,463(6)
Income from partially-owned entities      74,447           22,588              987         4,752           24,684(4)     21,436
Interest and other investment income      18,269            2,661               --           719               --        14,889
Interest and debt expense ..........    (121,240)         (44,830)         (33,133)      (27,860)              --       (15,417)
Net gain on sale of real  estate ...      10,965            8,405            2,560            --               --            --
Minority interest ..................      (1,470)          (1,434)              --            --               --           (36)
                                       ---------        ---------        ---------     ---------        ---------     ---------
Income before extraordinary item ...     257,505          141,246           47,219        30,657           24,684        13,699
Extraordinary item .................      (1,125)              --           (1,125)           --               --            --
                                       ---------        ---------        ---------     ---------        ---------     ---------
Net income .........................     256,380          141,246           46,094        30,657           24,684        13,699
Extraordinary item .................       1,125               --            1,125            --               --            --
Minority interest ..................       1,470            1,434               --            --               --            36
Net gain on sale of real estate ....     (10,965)          (8,405)          (2,560)           --               --            --
Interest and debt expense(3) .......     189,818           71,064           35,078        27,860           20,946        34,870
Depreciation and  amortization(3) ..     120,355           55,559           14,177        14,792           24,422        11,405
Straight-lining of rents(3) ........     (24,141)         (15,817)          (1,977)       (4,523)            (985)         (839)
Other ..............................       6,964             (252)             269            --              358         6,589
                                       ---------        ---------        ---------     ---------        ---------     ---------
EBITDA(1) ..........................   $ 541,006        $ 244,829        $  92,206     $  68,786        $  69,425     $  65,760
                                       =========        =========        =========     =========        =========     =========


                     (amounts in thousands)
                                                                Nine Months Ended September 30, 1999
                                       -------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                  Merchandise      Controlled
                                         Total        Office       Retail            Mart           Logistics       Other(2)
                                       ---------     ---------    ---------        ---------        ---------      ---------
Total revenues .....................   $ 513,307     $ 275,853    $ 127,684        $ 102,711        $      --      $   7,059
Total expenses .....................     294,174       165,045       53,202           56,441               --         19,486
                                       ---------     ---------    ---------        ---------        ---------      ---------
Operating income ...................     219,133       110,808       74,482           46,270               --        (12,427)
Income applicable to Alexander's ...       4,951            --           --               --               --          4,951
Income from partially-owned entities      58,295        13,613          640            1,201           27,962         14,879
Interest and other investment income      12,580         1,292           --              566               --         10,722
Interest and debt expense ..........    (105,986)      (35,444)     (21,603)         (21,331)              --        (27,608)
Net gain on sale of real  estate ...          --            --           --               --               --             --
Minority interest ..................      (1,453)       (1,453)          --               --               --             --
                                       ---------     ---------    ---------        ---------        ---------      ---------
Income before extraordinary item ...     187,520        88,816       53,519           26,706           27,962         (9,483)
Extraordinary item .................          --            --           --               --               --             --
                                       ---------     ---------    ---------        ---------        ---------      ---------
Net income .........................     187,520        88,816       53,519           26,706           27,962         (9,483)
Extraordinary item .................          --            --           --               --               --             --
Minority interest ..................       1,453         1,453           --               --               --             --
Net gain on sale of real estate ....          --            --           --               --               --             --
Interest and debt expense(3) .......     167,907        59,171       23,568           21,331           20,090         43,747
Depreciation and  amortization(3) ..     101,895        45,877       12,528           12,641           23,603          7,246
Straight-lining of rents(3) ........     (20,065)      (13,118)      (2,001)          (3,504)          (1,171)          (271)
Other ..............................       1,227           (42)          --               --             (252)(5)      1,521
                                       ---------     ---------    ---------        ---------        ---------      ---------
EBITDA(1) ..........................     439,937     $ 182,157    $  87,614        $  57,174        $  70,232      $  42,760
                                       =========     =========    =========        =========        =========      =========


                                                                            September 30,2000
                                         -------------------------------------------------------------------------------------
Balance sheet data:
  Real estate, net .................     $3,679,256     $2,230,645     $  551,306     $  797,177        $    --     $  100,128
  Investments and advances
     to partially-owned entities ...      1,455,974        392,757          2,449         45,052        504,494        511,222


                                                                              December 31,1999
                                         -------------------------------------------------------------------------------------
Balance sheet data:
  Real estate, net .................     $3,612,965     $2,208,510     $  575,633     $  753,416        $    --     $   75,406
  Investments and advances
     to partially-owned entities ...      1,315,387        382,417          3,057         32,524        481,808        415,581

-------------------
   See footnotes on the next page.

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

    (4) Net of $2,880 and $5,280 of rent in the three and nine months ended September 30, 2000 not recognized as income.

    (5) Includes the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

    (6) Net of $2,272, the Company's share of Alexander's stock appreciation rights expense.


11.   SUBSEQUENT EVENTS

      On October 2, 2000, the Company acquired the 720,000 square foot Gift and Furniture Mart building in Los Angeles and its 9.3 acre site. The purchase price was approximately $54,000,000 of which $10,000,000 was indebtedness.

      On November 1, 2000, the Company acquired 7 W. 34th Street, a Manhattan office building containing approximately 425,000 square feet, for $128,000,000.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

      Below is a summary of net income and EBITDA by segment for the three months ended September 30, 2000 and 1999:



                                                                      For The Three Months Ended September 30, 2000
                                                   ------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                           Merchandise    Controlled
                                                     Total         Office      Retail         Mart        Logistics     Other(3)
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Total revenues...................................  $ 215,655    $  129,165     $  43,969  $   37,212    $      --     $   5,309
Total expenses...................................    121,030        73,286        16,596      19,010           --        12,138
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Operating income.................................     94,625        55,879        27,373      18,202           --        (6,829)
Income applicable to Alexander's                       1,306           --             --          --           --         1,306(6)
Income from partially-owned entities.............     26,808         7,201           318       1,371        8,344(4)      9,574
Interest and other investment income.............      7,571         2,030            --         319           --         5,222
Interest and debt expense........................    (42,558)      (16,850)       (8,477)     (9,955)          --        (7,276)
Net gain on sale of real estate..................      8,405         8,405            --          --           --            --
Minority interest................................       (404)         (398)           --          --           --            (6)
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Net income.......................................     95,753        56,267        19,214       9,937        8,344         1,991
Minority interest................................        404           398            --          --           --             6
Net gain on sale of real estate..................     (8,405)       (8,405)           --          --           --            --
Interest and debt expense (2)....................     65,196        24,912         9,124       9,955        6,909        14,296
Depreciation and amortization (2)................     40,046        19,260         4,392       4,744        8,088         3,562
Straight-lining of rents (2).....................    (10,360)       (6,531)         (591)     (1,759)        (176)       (1,303)
Other............................................      2,983          (252)          269          --         (451)        3,417
                                                   ----------   -----------  -----------  ------------  -----------   -----------

EBITDA(1)........................................  $ 185,617    $   85,649     $  32,408  $   22,877    $  22,714     $  21,969
                                                   ==========   ===========  ===========  ============  ===========   ===========

                                                                             For the Three Months Ended September 30, 1999
                                                   ------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                          Merchandise   Controlled
                                                     Total         Office        Retail       Mart      Logistics      Other(3)
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Total revenues...................................  $ 182,821    $  100,701     $  43,318  $   35,622    $      --     $   3,180
Total expenses...................................    103,804        61,248        18,161      19,352           --         5,043
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Operating income.................................     79,017        39,453        25,157      16,270           --        (1,863)
Income applicable to Alexander's ................      1,610            --            --          --           --         1,610
Income (loss) from partially-owned
    entities.....................................     18,717         5,029           217        (703)       7,466         6,708
Interest and other investment income.............      4,222           436            --         199           --         3,587
Interest and debt expense........................    (35,085)      (13,185)       (5,486)     (8,166)          --        (8,248)
Minority interest................................       (439)         (439)           --          --           --            --
                                                   ----------   -----------  -----------  ------------  -----------   -----------
Net income.......................................     68,042        31,294        19,888       7,600        7,466         1,794
Minority interest................................        439           439            --          --           --            --
Interest and debt expense (2)....................     58,870        22,465         6,139       8,166        6,532        15,568
Depreciation and amortization (2)................     36,045        16,460         4,144       4,463        7,591         3,387
Straight-lining of rents (2).....................     (7,532)       (4,503)         (684)     (1,224)        (544)         (577)
Other............................................      1,126           (42)           --          --        2,757(5)     (1,589)
                                                   ----------   -----------  -----------  ------------  -----------   -----------
EBITDA (1).......................................  $ 156,990    $   66,113     $  29,487  $   19,005    $  23,802     $  18,583
                                                   ==========   ===========  ===========  ============  ===========   ===========

-------------------------

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

(3) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(4) Net of $2,880 of rent not recognized as income.

(5) Includes the reversal of income taxes which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

(6) Net of $1,947, the Company's share of Alexander's stock appreciation rights expense.

      Below are the details of the changes by segment in EBITDA.

                                                                                             Temperature
                                                                             Merchandise     Controlled
                                          Total       Office       Retail       Mart          Logistics          Other
                                       ---------   -----------  ---------   -------------   --------------    ----------
Three months ended
      September 30, 1999............   $ 156,990   $    66,113  $  29,487   $  19,005       $   23,802        $  18,583
2000 Operations:
      Same store operations(1)......      18,087        13,041      1,537       3,472           (1,088)(2)        1,125
      Acquisitions and other........      10,540         6,495      1,384         400               --            2,261
                                       ---------   -----------  ---------   -------------   --------------    ----------


Three months ended

      September 30, 2000............   $ 185,617   $    85,649  $  32,408   $  22,877       $   22,714        $  21,969
                                       =========   ===========  =========   =============   ==============    ==========
      % increase in same
        store operations............     11.5%        19.7%        5.2%         18.3%          (4.6%)(2)          6.0%

------------------
(1) Represents operations, which were owned for the same period in each year.

(2) Subsequent to March 12, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

    Total rent was $42,617 and $128,728 for the third quarter and the nine months ended September 30, 2000, of which the tenant deferred $4,800 and $11,500. As at September 30, 2000, the balance of the tenant's deferred rent is as follows:

                                                                                  The Company's
                                                            Total                    Share
                                                        --------------          ------------------
           2000:
              Quarter ended September 30                 $     4,800               $    2,880
              Quarter ended June 30                            6,700                    4,020
                                                         -----------               ----------
                                                              11,500                    6,900
           1999:
              Quarter ended December 31                        5,400                    3,240
                                                         -----------               ----------
                                                         $    16,900               $   10,140
                                                         ===========               ==========

    Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,880 of income from this tenant in the quarter ended September 30, 2000 and $5,280 in the nine months ended September 30, 2000. The Company and this tenant are in discussions regarding the restructuring of the leases.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $215,655 in the three months ended September 30, 2000, compared to $182,821 in the prior year's quarter, an increase of $32,834. This increase by segment resulted from:

                                                   Date of
                                                 Acquisition/                                             Merchandise
                                                 Disposition       Total        Office       Retail          Mart         Other
                                               ---------------    --------     -------      -------      ------------     ------
Property Rentals:
Acquisitions:
    909 Third Avenue                               July 99       $  1,653   $    1,653      $    --      $        --     $    --
    595 Madison Avenue..................        September 1999      3,003        3,003           --               --          --
    Hotel Pennsylvania..................         August 1999        1,577           --           --               --       1,577
    Student Housing Complex.............         January 2000       1,130           --           --               --       1,130
    33 N. Dearborn Street...............        September 2000        149           --           --              149          --
                                                                 ---------  ----------      -------      ------------    -------
                                                                    7,512        4,656           --              149       2,707
Dispositions:
    Texas shopping centers..............         March 2000        (1,074)          --       (1,074)              --          --
    Westport, CT property...............         August 2000         (257)        (257)          --               --          --

Leasing activity........................                           18,380       15,816        1,498            2,277      (1,211)
                                                                 ---------  ----------      -------      ------------    -------
Total increase in property
      rentals...........................                           24,561       20,215          424            2,426       1,496
                                                                 ---------  ----------      -------      ------------    -------

Tenant expense reimbursements:
Increase in tenant expense
      reimbursements due to
      acquisitions......................                            5,690        5,382           --               48         260
Other...................................                            1,543        2,711         (282)          (1,102)        216
                                                                 ---------  ----------      -------      ------------    -------
Total increase in tenant
      expense reimbursements............                            7,233        8,093         (282)          (1,054)        476
                                                                 ---------  ----------      -------      ------------    -------
Other income............................                            1,040          156          509              218         157
                                                                 ---------  ----------      -------      ------------    -------
Total increase in revenues..............                         $ 32,834   $   28,464      $   651      $     1,590     $ 2,129
                                                                 =========  ==========      =======      ============    =======


                   See Supplemental Information on page 29.

      Expenses

      The Company's expenses were $121,030 in the three months ended September 30, 2000 compared to $103,804 in the prior year's quarter, an increase of $17,226. This increase by segment resulted from:

                                                                              Merchandise
                                        Total       Office      Retail           Mart           Other
                                       ---------   --------    ----------     -----------     ----------
   Operating:
       Acquisitions.................   $   7,572   $  5,981    $      --      $    106        $    1,485
       Same store operations........         275      3,221       (1,982)         (390)             (574)
                                       ---------   --------    ----------     ----------      ----------
                                           7,847      9,202       (1,982)         (284)              911
                                       ---------   --------    ----------     ----------      ----------

   Depreciation and
       amortization:
       Acquisitions.................       1,098        569           --            21               508
       Same store operations........       2,699      1,918          716           260              (195)
                                       ---------   --------    ----------     ----------      ----------
                                           3,797      2,487          716           281               313
                                       ---------   --------    ----------     ----------      ----------
   General and administrative              5,582        349         (299)         (339)       $    5,871(1)
                                       ---------   --------    ----------     ----------      ----------
                                       $  17,226   $ 12,038    $  (1,565)     $   (342)       $    7,095
                                       =========   ========    ==========     ==========      ==========

      -----------------------
      (1) This increase resulted primarily from amounts earned under a deferred compensation arrangement, higher payroll and professional fees.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $1,306 in the three months ended September 30, 2000 compared to $1,610 in the prior year's quarter, a decrease of $304. This decrease resulted primarily from the Company's share of Alexander's stock appreciation rights compensation expense of $1,947 in the three months ended September 30, 2000 based on Alexander's closing stock price of $81.75 at September 30, 2000, partially offset by interest income on higher outstanding loan balances to Alexander's.

      Income from partially-owned entities was $26,808 in the three months ended September 30, 2000, compared to $18,717 in the prior year's quarter, an increase of $8,091. This increase by segment resulted from:

                                                                                               Temperature
                                                                               Merchandise     Controlled
                                       Total          Office         Retail      Mart          Logistics       Other
                                      ---------      ---------       ------    -----------     -----------    ---------
Increase (decrease) in equity
    in income:
    Temperature Controlled
       Logistics...................   $     878(1)   $     --        $  --      $     --        $ 878(1)      $     --
    CESCR..........................       1,237         1,237           --            --           --               --
    Newkirk Joint
       Ventures....................       2,909            --           --            --           --            2,909
    Hotel Pennsylvania.............       1,081(2)         --           --            --           --            1,081(2)
    Partially-owned office
       buildings...................         224           224           --            --           --               --
    Other..........................       1,762           711          101         2,074           --           (1,124)
                                      ---------      ---------       -----      --------        -----         ---------
                                      $   8,091      $  2,172        $ 101      $  2,074        $ 878         $  2,866
                                      =========      ========        =====      ========        =====         ========

--------------------------

(1) Net of $2,880 of rent not recognized as income for the three months ended September 30, 2000.

(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $7,571 for the three months ended September 30, 2000 compared to $4,222 in the prior year's quarter, an increase of $3,349. This increase resulted primarily from higher average investments this year.

      Interest and debt expense was $42,558 for the three months ended September 30, 2000, compared to $35,085 in the prior year's quarter, an increase of $7,473. This increase is primarily due to higher interest rates during the period.

      Net gain on sale of real estate of $8,405 resulted from the sale of the Company's Westport, Connecticut office property on August 30, 2000 for $24,000.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                          For The Nine Months Ended September 30, 2000
                                       -----------------------------------------------------------------------------------
                                                                                              Temperature
                                                                               Merchandise    Controlled
                                           Total        Office      Retail         Mart        Logistics        Other(3)
                                        ---------     ----------  ----------  -------------   ------------   ------------
Total revenues..................        $ 609,679     $ 351,585   $ 130,664     $ 112,165     $     --       $ 15,265
Total expenses..................          340,608       197,729      53,859        59,119           --         29,901
                                        ---------     ----------  ----------  -------------   ------------   ------------
Operating income................          269,071       153,856      76,805        53,046           --        (14,636)
Income applicable to Alexander's            7,463            --          --            --           --        7,463(6)
Income from partially-owned entities       74,447        22,588         987         4,752       24,684(4)      21,436
Interest and other investment income       18,269         2,661          --           719           --         14,889
Interest and debt expense.......         (121,240)      (44,830)    (33,133)      (27,860)          --        (15,417)
Net gain on sale of real estate.           10,965         8,405       2,560            --           --             --
Minority interest...............           (1,470)       (1,434)         --            --           --            (36)
                                        ---------     ----------  ----------  -------------   ------------   ------------
Income before extraordinary item          257,505       141,246      47,219        30,657       24,684         13,699
Extraordinary item..............           (1,125)           --      (1,125)           --           --             --
                                        ---------     ----------  ----------  -------------   ------------   ------------
Net income......................          256,380       141,246      46,094        30,657       24,684         13,699
Extraordinary item..............            1,125            --       1,125            --           --             --
Minority interest...............            1,470         1,434          --            --           --             36
Net gain on sale of real estate.          (10,965)       (8,405)     (2,560)           --           --             --
Interest and debt expense (2)...          189,818        71,064      35,078        27,860       20,946         34,870
Depreciation and amortization (2)         120,355        55,559      14,177        14,792       24,422         11,405
Straight-lining of rents (2)....          (24,141)      (15,817)     (1,977)       (4,523)        (985)          (839)
Other...........................            6,964          (252)        269            --          358          6,589
                                        ---------     ----------  ----------  -------------   ------------   ------------
EBITDA (1)......................        $ 541,006     $ 244,829    $ 92,206     $  68,786     $ 69,425       $ 65,760
                                        =========     ==========  ==========  =============   ============   ============


                                                          For the Nine Months Ended September 30, 1999
                                       -----------------------------------------------------------------------------------
                                                                                                Temperature
                                                                                 Merchandise    Controlled
                                           Total         Office       Retail         Mart        Logistics       Other(3)
                                      -----------     ----------    ----------  -------------   ------------   ------------
Total revenues..................      $ 513,307        $ 275,853    $ 127,684      $ 102,711       $    --       $ 7,059
Total expenses..................        294,174          165,045       53,202         56,441            --        19,486
                                      -----------     ----------    ----------  -------------   ------------   ------------
Operating income................        219,133          110,808       74,482         46,270            --       (12,427)
Income applicable to Alexander's          4,951               --           --             --            --         4,951
Income from partially-owned entities     58,295           13,613          640          1,201        27,962        14,879
Interest and other investment income     12,580            1,292           --            566            --        10,722
Interest and debt expense.......       (105,986)         (35,444)     (21,603)       (21,331)           --       (27,608)
Minority interest...............         (1,453)          (1,453)          --             --            --            --
                                      -----------     ----------    ----------  -------------   ------------   ------------
Net income......................        187,520           88,816       53,519         26,706        27,962        (9,483)
Minority interest...............          1,453            1,453           --             --            --            --
Interest and debt expense (2)...        167,907           59,171       23,568         21,331        20,090        43,747
Depreciation and amortization (2)       101,895           45,877       12,528         12,641        23,603         7,246
Straight-lining of rents (2)....        (20,065)         (13,118)      (2,001)        (3,504)       (1,171)         (271)
Other...........................          1,227              (42)          --             --          (252)(5)     1,521
                                      -----------     ----------    ----------  -------------   ------------   ------------
EBITDA (1)......................      $ 439,937        $ 182,157    $  87,614       $ 57,174      $ 70,232       $42,760
                                      ===========     ==========    ==========  =============   ============   ============

-------------

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

(3) Other includes primarily (i) the operations of the Company's warehouse and industrial properties, (ii) investment in the Hotel Pennsylvania, Alexander's and Newkirk Joint Ventures, (iii) corporate general and administrative expenses and (iv) unallocated investment income and interest and debt expense.

(4)    Net of $5,280 of rent not recognized as income.

(5) Includes the reversal of income taxes (benefit for the nine months ended September 30, 1999) which are considered non-recurring because of the expected conversion of the Temperature Controlled Logistics Companies to REITs.

(6) Net $2,272, of the Company's share of Alexander's stock appreciation rights expense.

    Below are the details of the changes by segment in EBITDA.

                                                                                  Temperature
                                                                  Merchandise     Controlled
                                  Total      Office     Retail       Mart         Logistics         Other
                              ----------   ---------   --------   ------------   -------------   ---------
 Nine months ended
     September 30, 1999...    $ 439,937     $182,157   $ 87,614    $ 57,174       $ 70,232       $  42,760
 2000 Operations:
     Same store
       operations(1).......      48,444       31,977      3,758      11,212         (2,323)(2)        3,820
     Acquisitions and other      52,625       30,695        834         400          1,516          19,180
                              ----------   ---------   --------   ------------   -------------   ---------
 Nine months ended
     September 30, 2000...      541,006     $244,829   $ 92,206    $ 68,786         69,425          65,760
                              ==========   =========   ========   ============   ==============  ==========
     % increase in same
       store operations...       11.0%        17.6%       4.3%       19.6%          (3.3%)(2)          8.9%

---------------------

(1)    Represents operations which were owned for the same period in each year.

(2)    Net of $5,280 of rent not recognized as income.

     Revenues

    The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $609,679 in the nine months ended September 30, 2000, compared to $513,307 in the prior year's nine months, an increase of $96,372. This increase by segment resulted from:

                                Date of
                              Acquisition/                                              Merchandise
                              Disposition               Total    Office      Retail         Mart        Other
                              -----------              --------  --------   ----------    ------------  ------

  Property Rentals:
  888 Seventh Avenue.....    January 1999             $   765     $   765   $    --        $   --     $    --
  909 Third Avenue.......      July 1999               16,223      16,223        --            --          --
  595 Madison Avenue.....     September 1999           10,195      10,195        --            --          --
  Hotel Pennsylvania.....     August 1999               4,638          --        --            --       4,638
  Student Housing Complex    January 2000               2,989          --        --            --       2,989
  33 N. Dearborn Street..    September 2000               149          --        --           149          --
                                                     --------    --------  --------   -------------   -------
                                                       34,959      27,183        --           149       7,627
Dispositions:
   Texas shopping centers     March 2000               (1,624)         --    (1,624)           --          --
   Westport, CT property.     August 2000                (257)       (257)       --            --          --


Leasing activity.........                              45,446      34,274     4,112         7,888        (828)
Total increase in property                           --------    --------  --------   -------------   -------
   Rentals...............                              78,524      61,200     2,488         8,037       6,799
                                                     --------    --------  --------   -------------   -------
Tenant expense
reimbursements:
    Increase in tenant
      reimbursements due to
      acquisitions.......                               9,732       8,921       --             48         763
    Other................                               6,490       5,245       23            808         414
                                                     --------    --------  --------   -------------   -------
Total increase in tenant.
   expense reimbursements.                             16,222      14,166       23            856       1,177
                                                     --------    --------  --------   -------------   -------
Other income.............                               1,626         366      469            561         230
                                                     --------    --------  --------   -------------   -------
Total increase in revenues                            $96,372     $75,732   $2,980         $9,454     $ 8,206
                                                     ========    ========  ========   =============   =======

                             See Supplemental Information on page 29.
     Expenses


    The Company's expenses were $340,608 in the nine months ended September 30, 2000 compared to $294,174 in the prior year's nine months, an increase of $46,434. This increase by segment resulted from:



                                                                       Merchandise
                                       Total      Office     Retail       Mart       Other
                                       --------   --------  --------  ------------- -------
        Operating:
           Acquisitions.........     $  20,060    $ 16,099  $    --      $   106    $ 3,855
           Same store operations.        6,971       8,157   (1,008)         483       (661)
                                       --------   --------  --------  ------------- -------
                                        27,031      24,256   (1,008)         589      3,194
        Depreciation and
           amortization:
           Acquisitions.........         4,879      3,345        --           21      1,513
           Same store operations.        7,772      4,036     1,549        2,130         57
                                       --------   --------  --------  ------------- -------
                                        12,651      7,381     1,549        2,151      1,570
                                       --------   --------  --------  ------------- -------
        General and administrative).    6,752       1,047       116          (62)     5,651(1)
                                       --------   --------  --------  ------------- -------
                                     $  46,434    $ 32,684  $   657      $ 2,678    $10,415
                                       --------   --------  --------  ------------- -------

---------------------------
      (1) This increase resulted primarily from amounts earned under a deferred compensation arrangement, higher payroll and professional fees.

        Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $7,463 in the nine months ended September 30, 2000, compared to $4,951 in the prior year's nine months, an increase of $2,512. This increase resulted primarily from interest income on higher outstanding loan balances to Alexander's, partially offset by the Company's share of Alexander's stock appreciation rights compensation expense of $2,272 in the nine months ended September 30, 2000, based on Alexander's closing stock price of $81.75 at September 30, 2000.

        Income from partially-owned entities was $74,447 in the nine months ended September 30, 2000, compared to $58,295 in the prior year's nine months, an increase of $16,152. This increase by segment resulted from:

                                                                                                 Temperature
                               Date of                                            Merchandise    Controlled
                             Acquisition       Total        Office      Retail       Mart        Logistics       Other
                            ------------   -----------   ----------   ---------   ------------ ------------    --------
Acquisitions:
  Newkirk Joint Ventures      March 1999   $  2,304       $   --      $   --      $  --       $     --         $ 2,304
  Other                         Various        (911)          --          --         --             --            (911)
                                           ---------      -------      ------      -----       --------         -------
                                              1,393           --          --         --             --           1,393
Increase (decrease) in equity
   in income:
   Temperature Controlled
     Logistics...........                   (3,278)(1)         --          --         --         (3,278)(1)          --
   CESCR.................                    6,794          6,794          --         --             --              --
   Newkirk Joint Ventures                    5,034(2)          --          --         --             --           5,034(2)
   Hotel Pennsylvania....                    1,820(3)          --          --         --             --           1,820(3)
   Partially-owned office                                                                                            --
      buildings................              1,152          1,152          --         --             --              --

   Other.................                    3,237          1,029         347      3,551             --          (1,690)
                                           -------         ------      ------    -------       --------         -------
                                           $16,152         $8,975      $  347    $ 3,551       $ (3,278)        $ 6,557
                                           =========      =======      ======    =======       ========         =======

-------------------

(1) Net of $5,280 of rent not recognized as income in the nine months ended September 30, 2000.

(2) Includes the Company's share of an extraordinary gain of $652 resulting from the prepayment of debt.

(3) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999 and accordingly consolidated.

       Interest and other investment income was $18,269 for the nine months ended September 30, 2000, compared to $12,580 in the prior year's nine months, an increase of $5,689. This increase resulted primarily from higher average investments this year.

       Interest and debt expense was $121,240 for the nine months ended September 30, 2000, compared to $105,986 prior year's nine months, an increase of $15,254. This increase resulted primarily from higher average interest rates.

       Net gain on sale of real estate of $10,965, resulted from (i) sale of three Texas shopping center properties on March 2, 2000, for $25,750, resulting in a gain of $2,560 and (ii) the sale of the Company's Westport, Connecticut office property on August 30, 2000 for $24,000, resulting in a gain of $8,405.

       The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with prepayment of debt.

       Preferred unit distributions were $29,017 for the nine months ended September 30, 2000, compared to $23,765 in the prior year's nine months, an increase of $5,252. This increase resulted from the issuance of the Company's Classs B preferred units in March 1999 and its Class C preferred units in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Nine Months Ended September 30, 2000

       Cash flows provided by operating activities of $145,148 was primarily comprised of (i) income of $256,380 and (ii) adjustments for non-cash items of $23,912, offset by (iii) the net change in operating assets and liabilities of $77,480 and (iv) the net gain on sale of real estate of $10,965. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $72,966 and (ii) minority interest of $1,470, partially offset by (iii) the effect of straight-lining of rental income of $25,368 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $72,980.

       Net cash used in investing activities of $503,425 was primarily comprised of (i) capital expenditures of $106,579, (ii) investment in notes and mortgages receivable of $142,251, (iii) acquisitions of real estate of $27,360, (iv) investments in partially-owned entities of $74,694, (v) cash restricted of $183,379, of which $173,500 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $46,832 and distributions from partially-owned entities of $14,870.

       Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.


                                                                  Debt       Value of
                                                      Cash      Assumed    Units Issued    Investment
                                                    ---------    --------    ----------    ----------
Acquisitions of Real Estate:
   Student Housing Complex (90% Interest).......     $ 6,660     $ 17,640    $       --    $   24,300
   33 N. Dearborn Street........................      16,000       19,000            --        35,000
   Other........................................       4,700           --            --         4,700
                                                    ---------    --------    ----------    ----------
                                                     $27,360     $ 36,640    $       --    $   64,000
                                                    =========    ========    ==========    ==========
Investments in Partially-Owned Entities:
   Vornado Ceruzzi Joint Venture (80% interest).     $18,220     $     --    $       --    $   18,220
   Additional investment in Newkirk.............       1,231           --         6,119         7,350
   Loan to Alexander's..........................      15,000           --            --        15,000
   Funding of Development Expenditures:
     Fort Lee (75% interest)....................       9,898           --            --         9,898
     Park Laurel (80% interest).................      30,345           --            --        30,345
                                                    ---------    --------    ----------    ----------
                                                     $74,694     $     --    $    6,119    $   80,813
                                                    =========    ========    ==========    ==========
Investments in Notes and Mortgages receivable:
   Loan to NorthStar Partnership L.P............     $65,000     $     --    $       --    $   65,000
   Loan to Primestone Investment Partners, L.P..      62,000           --            --        62,000
   Advances to Vornado Operating Company........      15,251           --            --        15,251
                                                    ---------    --------    ----------    ----------
                                                    $142,251     $     --    $       --    $  142,251
                                                    =========    ========    ==========    ==========

----------------------------

                                                                New York
                                                                  City                 Merchandise
                                                     Total       Office     Retail        Mart          Other
                                                   ---------    --------    --------    ----------    ----------
Capital expenditures:
   Expenditures to maintain the assets.            $  12,735    $  8,068    $   542     $   4,010     $     115

   Tenant allowances..................                42,808      36,901      2,651         3,044           212
   Redevelopment and development
     expenditures.....................                34,293      18,465      1,883        13,945            --
   Corporate (primarily relocation of                                             -
     offices) ...........................             16,743          --          -            --        16,743
                                                   ---------    --------    --------    ----------    ----------
                                                   $ 106,579    $ 63,434    $ 5,076     $  20,999     $  17,070
                                                   =========    ========    ========    ==========   ===========

       Net cash provided by financing activities of $409,931 was primarily comprised of (i) proceeds from borrowings of $1,048,036, (ii) proceeds from issuance of preferred units of $195,847, partially offset by, (iii) repayments of borrowings of $629,891, (iv) dividends paid on Class A units of $124,501 (v) distributions to preferred unitholders of $17,907, and (vi) preferential distributions of $53,548.

Nine Months Ended September 30, 1999

       Cash flows provided by operating activities of $127,833 was primarily comprised of (i) net income of $187,520 and (ii) adjustments for non-cash items of $8,895, offset by (iii) the net change in operating assets and liabilities of $50,410 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $60,315 and (ii) minority interest of $1,453, partially offset by (iii) the effect of straight-lining of rental income of $23,387 and (iv) equity in net income of partially-owned entities in excess of distributions of $47,276.

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

       Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                                 Debt        Value of        Assets
                                                   Cash         Assumed    Units Issued     Acquired
                                                ---------      ---------   ------------   -----------
Real Estate:
   595 Madison Avenue Office Building.......     $125,000      $     --     $      --      $  125,000
   909 Third Avenue Office Building.........       12,400       109,000         1,600         123,000
   888 Seventh Avenue Office Building.......       45,000        55,000            --         100,000
                                                ==========    =========    ============   ===========
                                                 $182,400      $164,000     $   1,600      $  348,000
Investments in Partially-Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Additional investment..................     $     --      $     --     $ 242,000      $  242,000
     Reacquired units from Vornado Operating
       Company..............................       13,200            --            --          13,200
     Crystal City hotel land................           --            --         8,000           8,000
   Additional investment in Newkirk Joint
      Ventures  ...............................     4,645            --        47,790          52,435
   Additional 20% investment in Hotel
      Pennsylvania  ...........................    18,000        24,000            --          42,000
                                                =========       ========   ============   ===========
                                                 $ 35,845      $ 24,000     $ 297,790      $  357,635

Capital expenditures were comprised of:


                                             New
                                          York City                  Merchandise
                                           Office       Retail           Mart         Other        Total
                                         ----------   ---------     ------------    ---------   ----------
Expenditures to maintain the assets      $  8,564     $    984       $   5,433       $ 4,912    $  19,893
Tenant allowances.................         14,604          953          11,294            --       26,851
Redevelopment expenditures........         43,854       17,745           5,602            --       67,201
                                         ==========   =========     ============    =========   ==========
                                         $ 67,022     $ 19,682       $  22,329       $ 4,912    $ 113,945


       Net cash provided by financing activities of $183,350 was primarily comprised of (i) repayments of borrowings of $394,975, (ii) dividends paid on Class A units of $112,390, (iii) distributions to preferred unitholders of $21,608, and (iv) preferential distributions of $23,491 partially offset by, (v) proceeds from issuance of limited partnership and preferred units of $536,437 and (vi) proceeds from borrowings of $205,000.

SUPPLEMENTAL INFORMATION


     The following table sets forth certain information for properties the Company owns directly or indirectly, including leasing activity for space previously occupied:




                                          Office                   Merchandise Mart
                                  --------------------            -------------------      Temperature
                                   New York                                                 Controlled
                                     City     CESCR(1)   Retail  Office(2)   Showroom(2)     Logistics
                                  ---------  ---------   ------  ---------   -----------   ------------
(square feet and cubic feet in
thousands)
As of September 30, 2000:
  Square feet..................      14,294     4,083    11,960      3,079      4,390          17,943
  Cubic feet...................        --         --       --         --          --          450,900
  Number of properties.........        22         47       56          8          7              91
  Occupancy rate...............        97%       98%       94%        93%        97%            95%
  Leasing Activity:
     For the three months ended
       September 30, 2000:
        Square Feet............       249        159      107         43         185             --
        Rent per Square Foot:
          Initial rent (3).....    $ 49.80    $  29.20   $ 14.49     $ 26.00     $ 18.20         --
          Prior escalated rent.    $ 35.82    $  26.70   $ 12.90     $ 17.58     $ 13.28         --
          Percentage increase..       39%         9%       12%         48%         37%           --

     For the nine months ended
       September 30, 2000:
        Square Feet............      1,024       592     557(4)       60         532             --
        Rent per Square Foot:
          Initial rent (3).....     $ 45.25    $ 28.71  $ 17.14    $ 24.87     $ 20.41           --
          Prior escalated rent.     $ 31.43    $ 26.03  $ 14.01    $ 21.11     $ 16.91           --
          Percentage increase..        44%        10%    22%(4)        18%        21%            --

As of June 30, 2000:
  Square feet..................      14,200     3,943    11,960      2,739      4,317          18,073
  Cubic feet...................        --         --       --         --          --          454,500
  Number of properties.........        22         44       56          7          7              92
  Occupancy rate...............        97%       98%       94%        89%        99%            95%
As of March 31, 2000:
  Square feet..................      14,200     3,782    11,960      2,739      4,317          17,770
  Cubic feet...................        --         --       --         --          --          455,000
  Number of properties.........        22         40       56          7          7              90
  Occupancy rate...............        95%       95%       93%        88%        99%            95%
As of December 31, 1999:
  Square feet..................      14,028     3,623    11,960      2,414      4,174          16,998
  Cubic feet...................        --         --       --         --          --          428,300
  Number of properties.........        22         39       56          7          7              89
  Occupancy rate...............        95%       99%       92%        93%        98%            95%
As of September 30, 1999:
  Square feet..................      12,479     3,620    12,133      2,322      4,457          16,687
  Cubic feet...................        --         --       --         --          --          423,100
  Number of properties.........        21         38       59          7          7              87
  Occupancy rate...............        92%       98%       93%        95%        96%            92%

--------------------

(1)    Represents the Company's 34% interest.

(2) The office and showroom space is contained in the same mixed-use properties.

(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(4) Includes an increase in rent of $1,200 per annum to $4,600 per annum from the extension of Bradlees' 232 square foot lease at the 14th Street and Union Square property. Excluding the effect of this increase in rent the initial rent would be $15.22, a 12% increase over the prior escalated rent.

     Below are the cash flows provided by (used in) operating, investing and financing activities:

                                      For the Three Months Ended        For the Nine Months Ended
                                            September 30,                     September 30,
                                    ------------------------------    -----------------------------
                                         2000             1999            2000             1999
                                    -------------    -------------    ------------    -------------
Operating activities...........      $    40,597      $    41,037      $   145,148     $   127,833
                                     ===========      ===========      ===========     ===========
Investing activities...........      $  (382,569)     $  (195,919)     $  (503,425)    $  (338,239)
                                     ===========      ===========      ===========     ===========
Financing activities...........      $   407,119      $   234,120      $   409,931     $   183,350
                                     ===========      ===========      ===========     ===========



       The Company is currently engaged in planning development and redevelopment projects in the Penn Plaza area in which it owns approximately 6,700,000 square feet of office, retail and hotel space. These projects include the redevelopment of the Hotel Pennsylvania, the redevelopment of retail space and the creation of new retail space at Two Penn Plaza, the development of retail space at the GreenPoint site adjacent to One Penn Plaza, and the redevelopment of two prime retail sites, one at the corner of 34th Street and Seventh Avenue and the other at the corner of 34th Street and Eighth Avenue. Three of these projects, which will take one to two years to complete, are expected to commence in the next twelve months: (i) the construction of approximately 40,000 square feet of retail space and the redevelopment of 48,000 square feet of existing retail space at Two Penn Plaza, (ii) the demolition of existing buildings at 34th Street and 7th Avenue and the construction of 40,000 square feet of retail space and 140,000 square feet of office space and (iii) the redevelopment of an existing building at the GreenPoint site adjacent to One Penn Plaza and the construction of approximately 60,000 square feet of retail space. The estimated capital required for these projects is approximately $160,000.

       In addition, the construction of 435,000 square feet of new showrooms in High Point North Carolina has commenced. This project is estimated to cost $40,000 (approximately $4,000 has been expended through September 30, 2000) and is expected to be completed in Fall 2001.

       No cash requirements have been budgeted for the development or redevelopment projects of Alexander's or CESCR, which are partially-owned by the Company. These investees are expected to fund their own cash requirements.


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

       On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90 million. On such date, the Company received proceeds of $65 million and repaid the then existing debt in the same amount. The balance of the proceeds was received on April 18, 2000. The new 3-year debt matures on February 28, 2003 and bears interest at LIBOR + 1.45% (8.09% at September 30, 2000).

       On March 21, 2000, the Company renewed its $1 billion revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.54% at September 30, 2000). The Company paid origination fees of $6.7 million and pays a commitment fee quarterly, over the remaining term of the facility of .15% per annum on the facility amount.

       On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collateralized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.04% at September 30, 2000) and matures on August 1, 2002. At September 30, 2000, the proceeds of the loan are in a restricted cash account, which bears interest at the same rate as the loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       At September 30, 2000 the Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt is as follows:

       (amounts in thousands except per unit amounts)
                                                          Weighted
                                                          Average     Effect of 1%
                                                          Interest     Increase In
                                            Balance         Rate       Base Rates
                                           ----------    ----------   --------------
       Wholly-owned debt:
             Variable rate.............  $ 1,448,173        7.93%       $   12,747(1)
             Fixed rate................    1,055,416        7.61%               --
                                           ----------                   ------------
                                         $ 2,503,589                        12,747
                                           ==========                   ------------
       Partially-owned debt:
             Variable rate.............  $   191,418        8.27%            1,914
             Fixed rate................    1,057,990        7.73%               --
                                           ----------                   ------------
                                         $ 1,249,408                         1,914
                                           ==========                   ------------
       Preferential allocations........                                     (2,140)
                                                                        ------------
       Total decrease in the
        Company's annual net income...                                  $   12,521
                                                                        ------------
           Per Class A unit-diluted....                                 $      .14
                                                                        ============

--------------------------

(1) Excludes the effect of a $173,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office buildings, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

(b)    Reports on Form 8-K

       During the quarter ended September 30, 2000, Vornado Realty L.P. filed no reports on Form 8K.

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




                                                  VORNADO REALTY L.P.
                                      ------------------------------------------
                                                    (Registrant)




Date:  November 13, 2000         By:           /s/ IRWIN GOLDBERG
                                     -------------------------------------------
                                                   IRWIN GOLDBERG
                                         Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIt
   NO.
---------
  3.1       --   Amended and Restated Declaration of Trust of Vornado, amended April 3,
                 1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration
                 Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997...........      *

  3.2       --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                 State Department of Assessments and Taxation of Maryland on October 14, 1997
                 - Incorporated by reference to Exhibit 3.2 of Vornado's Registration
                 Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000.............      *

  3.3       --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                 State Department of Assessments and Taxation of Maryland on April 22, 1998 -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                 8-K, dated April 22, 1998 (File No. 001-11954), filed on April 28, 1998......      *

  3.4       --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                 State Department of Assessments and Taxation of Maryland on November 24,
                 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Registration
                 Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000.............      *

  3.5       --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the
                 State Department of Assessments and Taxation of Maryland on April 20, 2000 -
                 Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement
                 on Form S-3 (File No. 333-36080), filed on May 2, 2000.......................      *

  3.6       --   Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares
                 of Beneficial Interest, liquidation preference $50.00 per share -
                 Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form
                 8-K, dated April 3, 1997 (File No. 001-11954), filed on April 8, 1997........      *

  3.7       --   Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative
                 Redeemable Preferred Shares of Beneficial Interest, no par value (the
                 "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No.
                 001-11954), filed on November 30, 1998.......................................      *

  3.8       --   Articles Supplementary Classifying Additional  Series D-1 Preferred Shares -
                 Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form
                 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9,
                 1999.........................................................................      *

  3.9       --   Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable
                 Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's
                 Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed
                 on March 17, 1999............................................................      *

  3.10      --   Articles Supplementary Classifying Vornado's Series C Preferred Shares  -
                 Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement
                 on Form 8-A (File No. 001-11954), filed on May 19, 1999......................      *

------------------

*  Incorporated by reference

EXHIBIt
   NO.
---------
  3.11      --   Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred
                 Shares, dated as of May 27, 1999, as filed with the State Department of
                 Assessments and Taxation of Maryland on May 27, 1999  - Incorporated by
                 reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May
                 27, 1999 (File No. 001-11954), filed on July 7, 1999.........................      *

  3.12      --   Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares,
                 dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                 Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                 (File No. 001-11954), filed on October 25, 1999..............................      *

  3.13      --   Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares,
                 dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
                 Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                 (File No. 001-11954), filed on October 25, 1999..............................      *

  3.14      --   Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999      *

  3.15      --   Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-6 Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000
                 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                 Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000.........      *

  3.16      --   Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-7 Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1,
                 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report
                 on Form 8-K, dated May 25, 2000 (File No. 001-11954) filed on June 16, 2000..      *

  3.17      --   Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 -
                 Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form
                 10-K for the period ended December 31, 1999 (File No. 1-11954), filed on
                 March 9, 2000................................................................      *

  3.18      --   Second Amended and Restated Agreement of Limited Partnership of the Operating
                 Partnership, dated as of October 20, 1997 - Incorporated by reference to
                 Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended
                 December 31, 1997 filed on March 31, 1998 (the "1997 10-K")..................      *

  3.19      --   Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Vornado Realty L.P., dated as of December 16, 1997--Incorporated by
                 reference to Exhibit 3.5 of the 1997 10-K....................................      *

  3.20      --   Second Amendment to Second Amendment and Restated Agreement of Limited
                 Partnership of the Operating Partnership of the Operating Partnership, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's
                 Registration Statement on Form S-3 (File No. 333-50095), filed on April 14,
                 1998.........................................................................      *

  3.21      --   Third Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of the Operating Partnership, dated as of November 12, 1998 -
                 Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form by reference 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                 November 30, 1998........................................................          *



----------------------
*  Incorporated by reference

EXHIBIt
   NO.
---------

  3.22      -- Fourth Amendment to Second Amended and Restated Agreement of Limited
                Partnership of the Operating Partnership, dated as of November 30, 1998 -
                Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999..     *

  3.23      -- Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement
                of Limited Partnership of the Operating Partnership-Incorporated by reference to
                Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated by
                November 12, 1998 (File No. 001-11954), filed on February 9, 1999............     *

  3.24      -- Fifth Amendment to Second Amended and Restated Agreement of Limited
                Partnership of the Operating Partnership, dated as of March 3, 1999 -
                Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
                8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999........    *

  3.25      -- Exhibit A to Second Amended and Restated Agreement of Limited Partnership of
                the Operating Partnership, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                March 3, 1999 (File No. 001-11954), filed on March 17, 1999..................     *

  3.26      -- Sixth Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May
               27, 1999 (File No. 001-11954), filed on July 7, 1999...........................    *

  3.27      -- Seventh Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May
               27, 1999 (File No. 001-11954), filed on July 7, 1999...........................    *

  3.28      -- Eighth Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May
               27, 1999 (File No. 001-11954), filed on July 7, 1999...........................    *

  3.29      -- Ninth Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of September 3, 1999 -
               Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form
               8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999...    *

  3.30      -- Tenth Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of September 3, 1999 -
               Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form
               8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999...    *

  3.31      -- Eleventh Amendment to Second Amended and Restated Agreement of Limited
               Partnership of Vornado Realty L.P., dated as of November 24, 1999 -
               Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form
               8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999..    *


--------------------

*  Incorporated by reference

EXHIBIT
   NO.
---------


  3.32      -- Twelfth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report of Form 8-K, dated
                 May 1, 2000 (File No. 001-11954), filed on May 19, 2000......................    *

  3.33      -- Thirteenth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                 May 25, 2000 (File No. 001-11954), filed on June 16, 2000....................    *

  4.1       -- Instruments defining the rights of security holders (see Exhibits 3.1 through
                3.33 of this Quarterly Report on Form 10-Q)

  4.2       -- Indenture dated as of November 24, 1993 between Vornado Finance Corp. and
                 Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's current Report on Form 8-K dated November 24, 1993 (File No. 001-11954),
                 filed December 1, 1993.......................................................    *

  4.3       -- Specimen certificate representing Vornado's Common Shares of Beneficial
                 Interest, par value $0.04 per share - Incorporated by reference to Exhibit
                 4.1 of Amendment No. 1 to Registration Statement on Form S-3 (File No.
                 33-62395), filed on October 26, 1995.........................................    *

  4.4       -- Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of
                 Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated
                 April 3, 1997 (File No. 001-11954), filed on April 8, 1997...................    *

  4.5       -- Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable
                 Preferred Shares of Beneficial Interest - Incorporated by reference to
                 Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                 001-11954), filed on March 15, 1999..........................................    *

  4.6       -- Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable
                 Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's
                 Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999..    *

 27         -- Financial Data Schedule

-------------
*  Incorporated by reference