Form 10-K405
period 2000-12-31
VORNADO REALTY LP
filed 2001-03-09
CIK 1040765

                                                       EXHIBIT INDEX ON PAGE 109






                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended:                  DECEMBER 31, 2000
                          ------------------------------------------------------
                                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                         000-22635
                             ---------------------------------------------------

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                            13-3925979
-----------------------------------------------------     ------------------------------------------------
            (State or other jurisdiction of                              (I.R.S. Employer
             incorporation or organization)                           Identification Number)

         888 SEVENTH AVENUE, NEW YORK, NEW YORK                                10019
-----------------------------------------------------     ------------------------------------------------
        (Address of Principal Executive Offices)                            (Zip Code)


Registrant's telephone number including area code:      (212) 894-7000
                                                   -----------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----    ----

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

                       Documents Incorporated by Reference
                       -----------------------------------

PART III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 30, 2001.

                                TABLE OF CONTENTS

            Item                                                                            PAGE
PART I.      1.      Business...............................................................   3

             2.      Properties.............................................................  12

             3.      Legal Proceedings......................................................  45

             4.      Submission of Matters to a Vote of Security Holders....................  45

                     Executive Officers of the Registrant...................................  45

PART II.     5.      Market for the Registrant's Common Equity and Related Stockholder
                      Matters...............................................................  46

             6.      Selected Consolidated Financial Data...................................  46

             7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................  47

            7A.      Quantitative and Qualitative Disclosures about Market Risk.............  65

             8.      Financial Statements and Supplementary Data............................  66

             9.      Changes In and Disagreements With Independent Auditors on Accounting
                      and Financial Disclosure..............................................  66

PART III.    10.     Directors and Executive Officers of the Registrant.....................  (1)

             11.     Executive Compensation.................................................  (1)

             12.     Security Ownership of Certain Beneficial Owners and Management.........  (1)

             13.     Certain Relationships and Related Transactions.........................  (1)

PART IV.     14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  99


SIGNATURES................................................................................   100

------------------

(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 45 of this Annual Report on Form 10-K.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

        Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owns approximately 86% of the limited partnership common interest in, the Operating Partnership at February 1, 2001. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

        The Company currently owns directly or indirectly:

Office Properties ("Office"):

                (i) all or portions of 22 office properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately
        14.4 million square feet;

                (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

                (iii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

                (iv) the Merchandise Mart Properties portfolio containing approximately 8.1 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

                (v) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 438.9 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

                (vi) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

                (vii) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 800,000 square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

                (viii) a 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

                (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

                (x)     other real estate investments.

OBJECTIVES AND STRATEGY

        The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

                - Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

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

                - Developing/redeveloping the Company's existing properties to increase returns and maximize value; and

                - On occasion, providing specialty financing to real estate companies.

    The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS AND INVESTMENTS

        Since January 1, 2000, the Company completed approximately $404.1 million of real estate acquisitions and investments. The following table lists the acquisitions and investments by business segment (excluding the acquisitions of the Temperature Controlled Logistics segment and CESCR which are described in
Item 2: Properties):


                                                                                                TOTAL
                                                                                            CONSIDERATION
                                                                     LOCATION               (IN MILLIONS)
                                                         -------------------------------    -------------
       OFFICE:
       ------
       7 West 34th Street.............................   New York City                          $  128.0

       RETAIL:
       ------
       Vornado-Ceruzzi Joint Venture
          (80% interest)..............................   Northeast and Mid-Atlantic states          21.9

       MERCHANDISE MART:
       ----------------
       33 North Dearborn Street.......................   Chicago                                    35.0
       L.A. Mart......................................   Los Angeles                                54.0

       OTHER REAL ESTATE INVESTMENTS:
       -----------------------------
       Investments in Partially-Owned Entities:
         Newkirk Joint Ventures - additional
         investments..................................   Various                                    10.5
         Alexander's Inc. - increase in investment
           from 32% to 33.1%..........................   New York City                               3.4
         Student Housing Joint Ventures
           (90% interest).............................   Florida                                    24.3
       Investments in Notes and Mortgages
       Receivable:
         Loan to NorthStar Partnership L.P............                                              65.0
         Loan to Primestone Investment Partners, L.P..                                              62.0
                                                                                            ------------

                Total Acquisitions and Investments....                                          $  404.1
                                                                                            ============

OFFICE:

  7 West 34th Street

        On November 1, 2000 the Company acquired 7 West 34th Street, a 479,000 square foot Manhattan office building, for $128,000,000.

RETAIL:

  Vornado-Ceruzzi Joint Ventures

               In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425,000, of which the Company's share was 80%.

MERCHANDISE MART:

  33 North Dearborn Street

        On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000,000 of which $19,000,000 was indebtedness.

  L.A. Mart

        On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000,000, of which $10,000,000 was indebtedness.

OTHER REAL ESTATE INVESTMENTS:

  Student Housing Joint Venture

        On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for $27,000,000, of which $19,600,000 was indebtedness. The Company's share of this investment is 90%.

  Alexander's

        On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for $674,000, thereby increasing its ownership interest to 33.1%.

  Newkirk Joint Ventures

        During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526,000, including $1,334,000 in cash and $9,192,000 in Operating Partnership units.

   Loan to NorthStar Partnership L.P.

        On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. The effective yield on the loan is approximately 22% including the amortization of the discount. During the third quarter of 2000, NorthStar filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and for damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it. On January 19, 2001, the Company agreed to withdraw its motion to dismiss NorthStar's complaint without prejudice and NorthStar agreed to take no action in the proceeding until after providing written notice that NorthStar wishes to recommence proceedings in the action. If NorthStar does not give such notice by April 2, 2001, its complaint will be dismissed without prejudice.

   Loan to Primestone Investment Partners, L.P.

        On September 28, 2000, the Company made a $62,000,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective yield on the loan is approximately 20% including the fees.

   World Trade Center

        On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.

DISPOSITIONS

        The Company sold (i) its three shopping centers located in Texas on March 2, 2000 for $25,750,000, resulting in a gain of $2,560,000, and (ii) its Westport, Connecticut office property on August 30, 2000 for $24,000,000, resulting in a gain of $8,405,000. In addition, the Company entered into an agreement on February 1, 2001 to sell its 50% interest in 570 Lexington Avenue, a New York City office property, for approximately $60,000,000, which will result in a gain of approximately $9,000,000. The sale is expected to be completed in the third quarter of 2001 subject to customary closing conditions.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

        The following table sets forth certain information for development/redevelopment projects:



($ in millions)                                                             The Company's Share of
                                                        -------------------------------------------------------------
                                                                               Costs Expended
                                                                     -----------------------------------
                                                                                        From Inception
                                                          Estimated     Year Ended         through        Estimated
                                           Completion     Project      December 31,      December 31,      Costs to
Projects                                      Date         Cost            2000              2000         Complete
--------                                   ------------ ------------ ----------------- ----------------- ------------
COMPLETED IN 2000:
Office:
  770 Broadway - refurbishment of
    1,050,000 square foot office
    property.............................                 $   36.0       $   13.4          $   36.0
Merchandise Mart:
  Market Square Complex - 335,000
    square foot expansion project........                     23.0            7.8              23.0
                                                          --------       --------          --------
                                                          $   59.0       $   21.2          $   59.0
                                                          ========       ========          ========
IN PROCESS:
Office:
  Penn Plaza Area:
  2 Penn Plaza - construction of
  42,000 square feet of retail space
    and the redevelopment of 45,000
    square feet of
    existing retail space................   Fall 2002     $   50.8       $    3.4          $    3.4          $  47.4
  435 Seventh Avenue - demolition
    of existing buildings and the
    construction of 37,000 square
    feet of retail space and
    176,000 square feet of office
    space................................  Summer 2002        78.6             .5                .5             78.1
  GreenPoint site adjacent to One
    Penn Plaza - redevelopment of
    41,000 square feet of retail
    space................................  Spring 2002        12.1             .7                .7             11.4
Merchandise Mart:
  Market Square on Main Street,
    High Point - construction of
    465,000 square feet of
    showrooms............................   Fall 2001         38.7            9.9               9.9             28.8
Other:
  Park Laurel (80% interest) -
    construction and sale of 119,000
    square foot residential
    condominium tower in Manhattan
    (as of March 1, 2001, 52 of the
    53 units have been presold for
    an aggregate of $135.6)..............  Summer 2001       106.9           47.9              70.8             36.1
  Fort Lee, New Jersey (75%
    interest) - construction of
    an 800,000 square foot high
    rise rental apartment complex........  Summer 2002       100.3           25.5              43.3             57.0
                                                          --------       --------          --------          -------
                                                          $  387.4       $   87.9          $  128.6          $ 258.8
                                                          ========       ========          ========          =======


        The above table does not include the capital requirements of Alexander's, Temperature Controlled Logistics and CESCR which are described in
Item II: Properties.

        In addition to the projects noted above, the Company has identified the following opportunities for future development or redevelopment: (i) the redevelopment of the former Bradlees retail site at 14th Street and Union Square to include a combination of office and retail space, (ii) the refurbishment of the Hotel Pennsylvania to include the redevelopment of existing retail space,
(iii) the construction of an office tower in excess of 1,000,000 square feet at 20 Times Square (70% interest), (iv) the redevelopment of office space at 640 Fifth Avenue, and (v) the redevelopment of retail space at 34th Street and Eighth Avenue.

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

    Revolving Credit Agreement

        Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2000, $19,782,000 was outstanding under the Revolving Credit Agreement.

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

        Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $330,000 for the years ended December 31, 2000 and 1999.

        Vornado Operating and the Company each have the right to terminate the Agreement if the other party is in material default of the Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, the Company has the right to terminate the Agreement upon a change in control of Vornado Operating.

    Vornado Operating's Management

        Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company's senior management hold corresponding positions with Vornado Operating.

    Temperature Controlled Logistics Business

        On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

        Total contractual rent was $160,494,000 and $130,213,000 ($164,464,000 and $133,100,000 including the effect of the straight-lining of rents) for the year ended December 31, 2000 and the period from March 11, 1999 to December 31, 1999. As at December 31, 2000, the balance of the tenant's deferred rent was $22,444,000(1) ($17,044,000(1) in 2000 and $5,400,000 in the fourth quarter of
1999) of which the Company's share was $13,466,000. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $9,780,000 of income in the year ended December 31, 2000.

        On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

FINANCING ACTIVITIES

        During 2000, the Company sold an aggregate of $210,000,000 of Cumulative Redeemable Preferred Units resulting in net proceeds of approximately $204,750,000.

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

        On March 21, 2000, the Company renewed its $1,000,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700,000 and pays a commitment fee quarterly of .20% per annum on the facility amount. As of December 31, 2000, $425 million was outstanding under the revolver.

        In addition, the Company completed property level refinancings of $90,000,000 in 2000 and $105,000,000 in 2001.

        Further detail of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

        At December 31, 2000, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 43% based on debt of $3.8 billion which included the Company's proportionate share of debt of partially-owned entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time by the Company without the vote of shareholders.

        The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

------------------

(1) An additional $1,956,000 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

EBITDA BY SEGMENT AND REGION

        The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 2000, 1999, and 1998.


                                                        PERCENTAGE OF EBITDA
                                                 -----------------------------------
                                                      Years Ended December 31,
                                                 -----------------------------------
  SEGMENT                                           2000         1999        1998
  -------                                        ----------  ------------  ---------
      Office.................................         45%          42%         37%
      Retail.................................         16%          19%         26%
      Merchandise Mart Properties............         12%          12%          9%
      Temperature Controlled Logistics.......         13%          16%         20%
      Other..................................         14%          11%          8%
                                                    ----         ----        ----
                                                     100%         100%        100%
                                                    ====         ====        ====
  REGION
  ------
      New York City metropolitan area........         50%          48%         54%
      Washington D.C./Northeast Virginia.....         12%          12%          7%
      Chicago................................          9%           8%          6%
      Philadelphia metropolitan area.........          3%           4%          5%
      Puerto Rico............................          2%           2%          2%
      Other (2)..............................         24%          26%         26%
                                                    ----         ----        ----
                                                     100%         100%        100%
                                                    ====         ====        ====

------------------

   (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
   (2) Other includes the Temperature Controlled Logistics segment which has facilities in 33 states and Alberta, Canada. See page 36 for details.

RELATIONSHIP WITH ALEXANDER'S

        The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

        Alexander's has seven properties (see Item 2. Properties--Alexander's).

        At December 31, 2000, the Company has loans receivable from Alexander's of $115,000,000, including $20,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The terms of the line of credit are the same as Alexander's original $95,000,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the original $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.

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

INTERSTATE PROPERTIES

        As of December 31, 2000, Interstate Properties and its partners owned approximately 17.7% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 17.7% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

        The Company's four business segments, Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics, operate in highly competitive environments. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, income tax laws, governmental regulations, legislation and population trends. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of property and the quality and breadth of services provided. The Company has a large concentration of properties in the New York City metropolitan area, a highly competitive market. The economic condition of this market may be significantly influenced by supply and demand for space and the financial performance and productivity of the publishing, retail, pharmaceutical, insurance and finance industries.

ENVIRONMENTAL REGULATIONS

        The Company's properties are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety. Under various Federal and state laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. Such laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of asbestos-containing materials that are damaged, decayed or distributed by demolition, or renovation or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions and waste-water discharges and the operation and subsequent removal of underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances and tanks and related claims for personal injury, property damage or fines.

        Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, there can be no assurance that the identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup or compliance requirements would not result in significant costs to the Company.

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

EMPLOYEES

        The Company has approximately 1,300 employees consisting of 90 in the Office Properties segment, 37 in the Retail Properties segment, 520 in the Merchandise Mart Properties segment, 505 at the Hotel Pennsylvania and 148 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

        The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations other than one temperature controlled warehouse in Canada.

        The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

ITEM 2.  PROPERTIES

        The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, Newkirk Joint Ventures, and dry warehouses and industrial buildings.

OFFICE

The office properties currently consist of (i) all or a portion of 22 office buildings in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.4 million square feet (collectively, the "New York City Office Properties") and (ii) a 34% interest in Charles E. Smith Commercial Realty, L.P. which owns interests in and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C. (the "CESCR Office Properties").

        The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 22.

New York City Office Properties:

        The New York City Office Properties contain: (i) 13,215,000 square feet of office space, (ii) 844,000 square feet of retail space and (iii) 336,000 square feet of garage space (5 garages).

        The following table sets forth the percentage of the New York City Office Properties revenue by tenants' industry:


                    Industry                       Percentage
                    --------                       ----------
                    Publishing................         11%
                    Retail....................         10%
                    Legal.....................          7%
                    Media and Entertainment...          7%
                    Finance...................          6%
                    Technology................          6%
                    Insurance.................          5%
                    Government................          5%
                    Pharmaceuticals...........          5%
                    Apparel...................          4%
                    Service Contractors.......          4%
                    Engineering...............          3%
                    Advertising...............          3%
                    Bank Branches.............          3%
                    Other.....................         21%


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

        The Company's new PowerSpace flexible shared office space business was launched in September 2000. Offices range in size from 80 to 1,200 square feet. Lease terms range from one month to a year. The PowerSpace product line includes individual offices, group rooms and multi-room suites. Operations commenced in November 2000 at 330 Madison Avenue, with 75,000 square feet. Operations are expected to commence at 770 Broadway and 909 Third Avenue in the first half of 2001. Agreements provide for base rent and billings for ancillary services, such as telephones, internet access, conference room access and other office equipment and supplies.

        No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2000:



           (in thousands, except percentages)

                                        Square         2000
           Tenant                     Feet Leased     Revenues      Percentage
           ------                     -----------     --------      ----------
           Sterling Winthrop Inc......   429           $18,101             4%
           Times Mirror Company.......   520            16,208             3%
           The McGraw Hill
              Companies Inc...........   498            15,764             3%
           CitiBank, N.A..............   150             9,791             2%

        The following table sets forth lease expirations for the New York Office property leases for each of the next 10 years, as of December 31, 2000, assuming that none of the tenants exercise their renewal options.



                                                                               Annual Escalated
                          Number of     Square Feet of   Percentage of      Rent of Expiring Leases
                           Expiring        Expiring      Total Leased      ---------------------------
Year                        Leases          Leases        Square Feet        Total     Per Square Foot
----                        ------         ---------      -----------     -----------  ---------------
2001.................         215            818,000          5.9%        $28,052,000      $ 34.29
2002.................         144            645,000          4.7%         20,623,000        31.98
2003.................         144          1,185,000(1)       8.5%         26,439,000        22.32
2004.................         141            987,000          7.1%         35,667,000        36.15
2005.................         115            622,000          4.5%         22,459,000        36.12
2006.................         111          1,151,000          8.3%         31,172,000        27.09
2007.................          85            818,000          5.9%         28,164,000        34.42
2008.................          96          1,162,000          8.4%         36,636,000        31.53
2009.................          63            618,000          4.5%         21,587,000        34.95
2010.................          96          1,529,000         11.0%         52,748,000        34.50


-------------
(1) Includes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,216,000 or $6.53 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

        As of February 1, 2001, the occupancy rate of the Company's New York City Office properties was 96%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past three years.


                                                                Average Annual
                  As of            Rentable                     Escalated Rent
               December 31,       Square Feet   Occupancy Rate  Per Square Foot
           --------------------- -------------- --------------- ----------------
           2000..............     14,396,000          96%           $ 32.18
           1999..............     14,028,000          95%           $ 30.16
           1998..............     12,437,000          91%           $ 28.14

        In 2000, 1,533,268 square feet of New York City office space was leased at a weighted average initial rent per square foot of $46.38. The Company's ownership interest in the leased square footage is 1,407,333 square feet at a weighted average initial rent per square foot of $45.91, a 50.3% increase over the weighted average escalated rent per square foot of $30.54 for the expiring leases. Following is the detail by building:



                                                    2000 Leases
                                        ---------------------------------
                                                            Average
                                                          Initial Rent
                                                           Per Square
   Location                                Square Feet       Foot(1)
   ------------                         ---------------- ----------------
         909 Third Avenue.............      262,646          $ 53.49
         One Penn Plaza...............      246,066            46.09
         Eleven Penn Plaza............      173,607            36.27
         Two Penn Plaza...............      115,879            50.91
         330 West 34th Street.........      109,072            34.23
         150 East 58th Street.........      103,987            40.43
         Two Park Avenue..............       82,720            43.42
         330 Madison Avenue (25%).....       69,673            51.71
         866 UN Plaza.................       66,304            46.04
         595 Madison Avenue...........       57,935            66.13
         570 Lexington Avenue (50%)...       56,623            57.78
         888 Seventh Avenue...........       52,819            61.19
         20 Broad Street (60%)........       42,643            31.42
         1740 Broadway................       41,845            44.80
         90 Park Avenue...............       17,793            52.00
         550/600 Mamaroneck...........       17,538            23.25
         40 Fulton Street.............       13,340            27.54
         770 Broadway.................        2,778            35.00
                                        -----------
         Total........................    1,533,268            46.38
                                        ===========
         Vornado's Ownership interest.    1,407,333            45.91
                                        ===========

          -------------------------
          (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

        In addition to the office space noted above, the Company leased 37,000 square feet of retail space, primarily below grade, at $48.64 per square foot.

        During 1999 and 2000, the Company granted non-exclusive rights to six companies to install fiber-optic networks and to provide broadband data, video and voice communications services in its office buildings in return for a share of revenues and warrants to purchase common stock. The Company has invested approximately $23.2 million in these entities, representing interests in each entity of less than 3%.

New York City Office Properties

        The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 2000.


                                                   APPROXIMATE                          ANNUALIZED
                              YEAR                  LEASABLE                ANNUALIZED   ESCALATED
                           ORIGINALLY     LAND      BUILDING      NUMBER     BASE RENT    RENT
                            DEVELOPED     AREA       SQUARE         OF         PER        PER SQ.     PERCENT
        LOCATION          OR ACQUIRED  (SQ. FT.)      FEET        TENANTS    SQ. FT.(1)   FT. (2)    LEASED (1)
------------------------- ------------ ---------- ------------ ----------- ------------ ----------- -----------
MANHATTAN
   One Penn Plaza (3)         1998        128,000   2,474,000        222    $ 30.43      $ 31.37         98%













   Two Penn Plaza             1997        117,000   1,498,000         52      29.16        29.94         98%








   909 Third Avenue (3)       1999         82,000   1,312,000         22      26.39        28.36         95%








   770 Broadway               1998         63,000   1,050,000         11      28.52        29.33         99%





                                                   LEASE
                          PRINCIPAL TENANTS       EXPIRATION/
                          (50,000 SQUARE FEET       OPTION      ENCUMBRANCES
        LOCATION              OR MORE)            EXPIRATION    (THOUSANDS)
------------------------- --------------------- -------------- -------------
MANHATTAN
   One Penn Plaza (3)      Buck Consultants           2008      $275,000
                           Cisco Systems           2005/2011
                           First Albany            2008/2013
                           General Motor
                           Acceptance Corp.        2004/2009
                           Kmart Corporation       2016/2036
                           Metropolitan Life       2002-2004
                           Miller Freeman Inc.     2011/2021
                           MWB Leasing                2006
                           Parsons Brinkerhoff     2008/2013
                           Public Service
                           Commission                 2004
                           Stone & Webster            2008

   Two Penn Plaza          Compaq Computer            2003       160,518
                           Forest Electric         2006/2011
                           Information Builders,
                           Inc.                    2013/2023
                           Madison Square Garden   2007/2017
                           McGraw Hill Co., Inc.   2020/2030
                           Ogden Services             2008
                           US Healthcare Service      2006

   909 Third Avenue (3)    Bear Stearns               2011       107,879
                           Citibank                   2008
                           Fischbein Badillo          2008
                           Forest Laboratories     2010/2020
                           IDG Books                  2010
                           Ogilvy Public Relations 2009/2014
                           Shearman & Sterling     2007/2012
                           U.S. Post Office (4)    2003/2033

   770 Broadway            J. Crew                 2012/2017      94,073
                           Kmart                   2016/2036
                           MTVN Online             2010/2015
                           V.N.U. U.S.A, Inc       2015/2020

                                                   APPROXIMATE                          ANNUALIZED
                              YEAR                  LEASABLE                ANNUALIZED   ESCALATED
                           ORIGINALLY     LAND      BUILDING      NUMBER     BASE RENT    RENT
                            DEVELOPED     AREA       SQUARE         OF         PER        PER SQ.
        LOCATION          OR ACQUIRED  (SQ. FT.)      FEET        TENANTS    SQ. FT.(1)   FT. (2)
------------------------- ------------ ---------- ------------ ----------- ------------ -----------
   Eleven Penn Plaza          1997         56,000     981,000         73      27.98      30.46







   Two Park Avenue            1997         44,000     953,000         43      27.12      27.59






   90 Park Avenue             1997         38,000     882,000         27      33.75      38.95



   888 Seventh Avenue (3)     1999         32,000     865,000(5)      50      31.47      33.69





   330 West 34th Street (3)   1998         46,000     630,000         11      14.62      18.81





   1740 Broadway              1997         30,000     556,000         15      34.60      35.98



   150 East 58th Street       1998         21,000     548,000        124      35.47      37.28

   7 West 34th Street         2000         35,000     479,000          4      27.23      32.48



   866 United Nations Plaza   1997         90,000     388,000         80      32.69      33.92

   595 Madison (Fuller
   Building)                  1999         13,000     294,000         79      58.81      64.49


                                                                  LEASE
                                         PRINCIPAL TENANTS       EXPIRATION/
                               PERCENT   (50,000 SQUARE FEET       OPTION      ENCUMBRANCES
        LOCATION              LEASED (1)     OR MORE)            EXPIRATION    (THOUSANDS)
-------------------------    ----------- --------------------- -------------- -------------
   Eleven Penn Plaza            93%       Crowthers McCall           2010        52,289
                                          EMC Corp.                  2008
                                          Executive Office
                                          Network                    2012
                                          Faulkner & Gray         2006/2011
                                          Federated Dept Stores      2015
                                          General Media              2009

   Two Park Avenue              99%       Herrick Feinstein       2010/2015      90,000
                                          Medical Liability
                                          Mutual Ins                 2009
                                          Schiefflin & Somerset   2006/2010
                                          Times Mirror Company    2010/2025
                                          United Way              2013/2018

   90 Park Avenue              100%       HQ Global Workplace        2008            --
                                          Sterling Winthrop Inc.  2015/2035
                                          Warnaco                    2004

   888 Seventh Avenue (3)       94%       Golden Books               2013        55,000
                                          New Line Realty            2007
                                          Soros Fund              2004/2010
                                          Stanley H. Kaplan       2006/2011
                                          The Limited                2014

   330 West 34th Street (3)    100%       City of New York        2012/2017          --
                                          Live Person Inc.           2010
                                          NBC Internet               2012
                                          Props for Today         2006/2016


   1740 Broadway                92%       Davis & Gilbert            2013            --
                                          Mutual Life Insurance   2016/2026
                                          William Douglas McAdams    2007

   150 East 58th Street         95%       --                                         --

   7 West 34th Street          100%       Capital Cities Media       2006            --
                                          Health Insurance Plan
                                          of NY                      2011

   866 United Nations Plaza     90%       Fross & Zelnick            2009        33,000

   595 Madison (Fuller
   Building)                    89%       --                                     79,427

                                                   APPROXIMATE                          ANNUALIZED
                              YEAR                  LEASABLE                ANNUALIZED   ESCALATED
                           ORIGINALLY     LAND      BUILDING      NUMBER     BASE RENT    RENT
                            DEVELOPED     AREA       SQUARE         OF         PER        PER SQ.
        LOCATION          OR ACQUIRED  (SQ. FT.)      FEET        TENANTS    SQ. FT.(1)   FT. (2)
------------------------- ------------ ---------- ------------ ----------- ------------ -----------

   640 Fifth Avenue           1997         22,000      259,000         12      58.89      61.78


   40 Fulton Street           1998         18,000      233,000         29      28.51      29.14

   689 Fifth Avenue           1998          6,000       88,000          7      57.24      58.94

   330 Madison Avenue         1997         33,000      774,000         47      37.35      39.82
   (25% Ownership)


   20 Broad Street (3)        1998         20,000      461,000         19      28.17      29.18
   (60% Ownership)


   825 Seventh Avenue         1996         18,000      165,000          3      27.12      28.97
   (50% Ownership)


WESTCHESTER
   550/600 Mamaroneck
   Avenue (3)                 1998        666,000      235,000         46      20.68      20.70


NEW JERSEY
   Paramus (3)                1987        148,000      118,000(5)      26      17.76      17.76

                                        ---------   ----------     ------
TOTAL OFFICE BUILDINGS                  1,726,000   15,243,000      1,002    $ 30.29    $ 32.18
                                        =========   ==========     ======    =======

VORNADO'S OWNERSHIP
 INTEREST                               1,684,000   14,396,000
                                        =========   ==========

PROPERTY UNDER CONTRACT
 FOR SALE
   570 Lexington Avenue
     (49.9% ownership)        1997         16,000      425,000         55    $ 35.73    $ 37.10


                                                                LEASE
                                       PRINCIPAL TENANTS       EXPIRATION/
                             PERCENT   (50,000 SQUARE FEET       OPTION         ENCUMBRANCES
        LOCATION            LEASED (1)     OR MORE)            EXPIRATION       (THOUSANDS)
-------------------------  ----------- --------------------- --------------    -------------

   640 Fifth Avenue           83%       BSMG Worldwide          2008/2013                --
                                        Hennes & Mauritz           2014

   40 Fulton Street          100%       --                          --                   --

   689 Fifth Avenue           65%       --                          --                   --

   330 Madison Avenue         99%       Bank Julius Baer           2005              60,000
   (25% Ownership)                      BDO Seidman             2010/2015
                                        PowerSpace & Services      2016

   20 Broad Street (3)        95%       N.Y. Stock Exchange     2003-2010/2066           --
   (60% Ownership)


   825 Seventh Avenue        100%       Young & Rubicom         2010/2015            23,768
   (50% Ownership)


WESTCHESTER
   550/600 Mamaroneck
   Avenue (3)                 97%       --                          --                   --


NEW JERSEY
   Paramus (3)                99%       --                          --                   --

                                                                                 ----------
TOTAL OFFICE BUILDINGS        96%                                                $1,030,954
                                                                                 ==========

VORNADO'S OWNERSHIP
 INTEREST                     96%                                                $  974,070
                                                                                 ==========

PROPERTY UNDER CONTRACT
 FOR SALE
   570 Lexington Avenue
     (49.9% ownership)        99%       --                          --                   --


---------------

(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.
(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3)     100% ground leased property.
(4) The U.S. Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.53.
(5) The Company occupies 34,000 square feet in 888 Seventh Avenue for its principal Executive offices and New York City Office operations and 47,000 square feet in Paramus for its accounting and administrative departments and Retail real estate operations.

CESCR Office Properties:

        CESCR owns 50 office buildings in the Northern Virginia and Washington D.C. area containing 12.5 million square feet. The Company owns a 34% interest in CESCR. As of December 31, 2000, 42.5 percent of CESCR's property portfolio was leased to various agencies of the U.S. government (General Services Administration "GSA" lessee); the largest U.S. government agencies include the U.S. Patent Trade Office (1.93 million square feet in 17 buildings), the U.S. Social Security Administration (283,000 square feet in one building) and the U.S. Navy Sea Systems Command (271,000 square feet in 7 buildings). One additional tenant, US Airways, Inc. occupied 317,000 square feet in one building. As of December 31, 2000, no other tenants occupied more than 2% of CESCR's office properties.

        During 2000, CESCR acquired 5 properties containing 1,838,000 square feet in 11 buildings for a total cost of $367 million. In addition, CESCR is constructing a 398,000 square foot office building in its existing Skyline Place Complex for the GSA at an estimated cost of $68,000,000 of which $42,000,000 has been expended as of December 31, 2000.

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

        The following table sets forth the percentage of CESCR's office property revenues by tenants' industry:



                               Industry                     Percentage
                  --------------------------------------- -------------
                  Government                                     43%
                  Government Consultants                         29%
                  Communication                                   4%
                  Transportation                                  4%
                  Retail                                          3%
                  Legal                                           3%
                  Technology                                      2%
                  Real Estate                                     2%
                  Accounting & Auditing Services                  2%
                  Trade Associations                              1%
                  Printing/Publishing                             1%
                  Health Services                                 1%
                  Other                                           5%


        Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues:






                                         Square Feet     2000
           Tenant                          Leased       Revenues    Percentage
           ------                        -----------  ------------ -----------
           U.S. Patent Trade Office           1,933    $50,733,000     15.8%
           US Airways, Inc.                     317    $10,410,000      3.2%
           U.S. Navy Sea Systems Command        271    $ 7,493,000      2.3%
           U.S. Social Security
             Administration                     283    $ 6,671,000      2.1%

        The following table sets forth as of December 31, 2000 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.



                                                                                 Annual Escalated
                                                        Percentage of Total   Rent of Expiring Leases
                     Number of          Square Feet of       Leased         ----------------------------
Year              Expiring Leases       Expiring Leases    Square Feet      Total        Per Square Foot
----              ---------------       --------------- ------------------- -----        ---------------
2001.............             320          3,355,000          27.4%          $88,973,000      $ 26.52
2002.............             227          1,673,000          13.7            45,574,000        27.24
2003.............             235          1,911,000          15.6            55,192,000        28.88
2004.............             144          2,916,000          23.8            79,607,000        27.30
2005.............             108            707,000           5.8            20,128,000        28.47
2006.............              34            413,000           3.4            11,337,000        27.47
2007.............              16            180,000           1.5             5,273,000        29.26
2008.............              14            448,000           3.7            14,261,000        31.83
2009.............              21            438,000           3.6            10,018,000        22.88
2010.............              20            129,000           1.1             3,801,000        29.54

        Of the square feet expiring in 2001, 2,721,000 square feet has been renewed or is currently in negotiations to be renewed.

        Included in the above table, are 30 U.S. Patent Trade Office leases, expiring from 2001 through 2005 as follows: 683,000 square feet in 2001, 79,000 square feet in 2002, 206,000 square feet in 2003, 953,000 square feet in 2004 and 12,000 square feet in 2005. The U.S. Patent Trade Office is scheduled to relocate their offices in the second half of 2004. CESCR expects that all leases expiring prior to 2004 will be extended or renewed to that date.

        As of February 1, 2001, the occupancy rate of the CESCR office portfolio was 98%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties:


                                                                Average Annual
                  As of            Rentable                     Escalated Rent
               December 31,       Square Feet   Occupancy Rate  Per Square Foot
               ------------       -----------   --------------  ---------------
           2000..............     12,495,000          98%           $ 27.38
           1999..............     10,657,000          99%             26.46
           1998..............     10,657,000          98%             25.22

        During 2000, CESCR leased 2,729,000 square feet (space previously occupied) at an average initial rent per square foot of $29.39, a 13% increase over the weighted average escalated rent per square foot of $25.97 for the expiring leases. The following is the detail by property.


                                                                         Average
                                                                      Initial Rent
                    Location                          Square Feet    Per Square Foot
                    -------------------             --------------  ------------------
                    1750 Penn Avenue...........          5,000           $ 34.82
                    1101 17th Street...........         98,000             32.98
                    1730 M Street..............         37,000             30.22
                    1140 Conn Avenue...........         65,000             32.46
                    1150 17th Street...........         39,000             30.80
                    Crystal Mall...............        456,000             27.45
                    Crystal Plaza..............        196,000             30.05
                    Crystal Square.............        224,000             30.49
                    Crystal Gateway............        223,000             30.60
                    Crystal Park...............        641,000             29.25
                    1919 S. Eads Street........         27,000             32.05
                    Skylines...................        391,000             27.31
                    Skyline Tower..............         68,000             27.19
                    Arlington Plaza............         20,000             27.08
                    Democracy Plaza I..........         16,000             31.81
                    Courthouse Plaza...........        120,000             29.49
                    Tysons Dulles..............         86,000             35.06
                    Commerce Executive.........         17,000             34.00
                                                    ----------
                    Total......................      2,729,000             29.39
                                                    ==========


        CESCR manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

                       YEAR
                    ORIGINALLY                                             NUMBER      ANNUALIZED         ANNUALIZED
                    DEVELOPED     NUMBER OF      APPROXIMATE LEASABLE        OF        BASE RENT PER      ESCALATED RENT
LOCATION           OR ACQUIRED    BUILDINGS      BUILDING SQUARE FEET      TENANTS     SQ. FT. (1)       PER SQ. FT. (2)
-------------------------------------------------------------------------------------------------------------------------

  Crystal Mall         1968              4            1,068,000               13         24.27               25.05



  Crystal Plaza     1964-1969            7            1,223,000              123         24.55               25.17



  Crystal Square    1974-1980            4            1,388,000              174         28.08               28.91



  Crystal Gateway   1983-1987            4            1,081,000               97         27.83               28.17





  Crystal Park      1984-1989            5            2,154,000               99         28.65               29.89






  Arlington Plaza       1985             1              174,000               16         25.18               27.57


  1919 S. Eads
  Street                1990             1               93,000                6         29.18               29.49

  Skyline Place     1973-1984            6            1,595,000              174         24.76               25.06





 One Skyline Tower     1988              1              477,000                5         23.68               24.74


  Courthouse Plaza   1988-1989           2              609,000               56         26.56               28.44


  1101 17th Street      1963             1              204,000               48         28.59               30.50

  1730 M Street         1963             1              190,000               36         26.03               26.72

  1140 Conn Avenue      1966             1              175,000               40         29.01               29.46

  1150 17th Street      1970             1              226,000               33         29.32               30.05


  1750 Penn Avenue      2000             1              262,000               11         31.68               31.75



  Democracy Plaza I     2000             1              203,000               27         28.98               29.38

  Tysons Dulles         2000             3              474,000               49         25.94               26.38

  Commerce
   Executive            2000             3              412,000               27         23.92               25.11



  Reston Executive      2000             3              487,000               22         26.36               26.69
                                      ----          -----------           ------
                                        50           12,495,000            1,056       $ 26.57             $ 27.38
                                      ====          ===========           ======

                                                                        LEASE
                                                                     EXPIRATION/
                       PERCENT            PRINCIPAL TENANTS             OPTION         ENCUMBRANCE
LOCATION              LEASED (1)    (50,000 SQUARE FEET OR MORE)      EXPIRATION       (THOUSANDS)
--------------------------------------------------------------------------------------------------
                                       General Services
  Crystal Mall          100%           Administration                 2001/2011           64,567
                                       General Services
                                       Administration                 2001/2006
                                       General Services
  Crystal Plaza         100%           Administration                 2004/2014           73,256
                                       General Services
                                       Administration                   2008
                                       General Services
  Crystal Square         99%           Administration                 2003/2008          191,879
                                       Lockheed Martin                2003/2008
                                       Oblon Spivak                   2004/2009
                                       Analytical Services,
  Crystal Gateway        99%           Inc.                           2001/2006          149,458
                                       General Services
                                       Administration                   2004
                                       Lockheed Martin                2002/2005
                                       Science Applications
                                       Int'l Corp.                      2002
  Crystal Park          100%           CE Smith Headquarters          2004/2009          288,215
                                       General Services
                                       Administration                 2001/2011
                                       Techmatics                     2002/2007
                                       US Airways
                                       Headquarters                   2008/2018
                                       Vitro Corp                     2002/2007
  Arlington Plaza       100%           Georgetown University          2002/2007           18,025
                                       Science Research
                                       Analysis Corp.                 2001/2011
  1919 S. Eads
  Street                100%           Vitro Corp                     2001/2004           13,519
                                       Electronic Data
  Skyline Place          96%           Services                         2003             131,328
                                       Science Applications
                                       Int'l Corp.                    2003/2008
                                       Science Research
                                       Analysis Corp.                   2001
                                       General Services
  One Skyline Tower      98%           Administration                2004 & 2009          67,417
                                       Science Research
                                       Analysis Corp.                 2003/2008
  Courthouse Plaza      100%           Arlington County               2003/2008           81,814
                                       KPMG Peat Marwick                2001
                                       American Iron and
  1101 17th Street       99%           Steel Institute                2006/2010           26,440
                                       League of Women
  1730 M Street          99%           Voters                         2004/2009           16,508
                                       Michaels & Wishner,
  1140 Conn Avenue       98%           P.C.                           2002/2007           19,555
                                       American Enterprise
  1150 17th Street       98%           Institute                      2002/2012           31,928
                                       Arthur Andersen LLP              2004
                                       General Services
  1750 Penn Avenue       53%           Administration                   2010              34,780
                                       PA Consulting Group
                                       Holdings                       2011/2016
                                       Optical Technology
  Democracy Plaza I     100%           Group                            2002              27,732
                                       Keane Federal
  Tysons Dulles         100%           Systems, Inc.                  2006/2011           70,000

  Commerce                             BAE Systems Mission
   Executive             95%           Solutions                      2002/2007           54,758
                                       Concert Management
                                       Services                       2004/2009
                                       Science Applications
  Reston Executive      100%           Int'l Corp.                    2004/2014           72,500
                                                                                      ----------
                         98%                                                          $1,433,679
                                                                                      ==========


NOTES:
(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.

(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

RETAIL

        The Company owns 55 shopping center properties of which 52 are strip shopping centers primarily located in the Northeast and Midatlantic states, two are regional centers located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional center located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

        The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:



                               Industry                    Percentage
                               --------                    ----------
                        Discount Department Stores..           24%
                        Supermarkets................           11%
                        Women's Apparel.............            5%
                        Home Improvement............            5%
                        Electronic Stores...........            5%
                        Family Apparel..............            5%
                        Restaurants.................            4%
                        Financial/Insurance.........            4%
                        Membership Warehouse Clubs..            3%
                        Drug Stores.................            3%
                        Office Supply Stores........            3%
                        Other.......................           28%

        As of February 1, 2001, the occupancy rate of the retail properties was 93%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the properties at the end of each of the past five years.






                                                                   Average Annual
                                      Rentable                       Base Rent
                       Year End     Square Feet   Occupancy Rate  Per Square  Foot
                       --------     -----------   --------------  ----------------
                       2000          11,293,000         92%          $ 11.70
                       1999          10,505,000         92%            11.16
                       1998          10,625,000         92%            10.53
                       1997          10,550,000         91%             9.78
                       1996          10,019,000         90%             9.09

        The average annual base rent per square foot for the Green Acres Mall was $13.97 and $13.46 in total, and $35.91 and $35.29 for mall tenants only, at December 31, 2000 and 1999, respectively.

        The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 2000. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

        Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2000:



                    (in thousands, except percentages)
                                                                  2000
                                                  Square Feet    Property
                    Tenant                           Leased      Rentals      Percentage
                    ------                        ------------ ------------ ----------------
                    Bradlees, Inc. ("Bradlees")   1,625          $ 18,419       14.3%
                    The Home Depot, Inc.            409             5,165        4.0%
                    The TJX Companies, Inc.         298             2,965        2.3%
                    The Gap                         104             2,940        2.3%
                    Staples, Inc.                   199             2,861        2.2%
                    Toys "R" Us/Kids "R" Us         330             2,775        2.1%


        Bradlees filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 26, 2000 and closed all of its stores in February 2001. The Company leases 16 locations to Bradlees. Of these 16 locations, the leases for 14 are fully guaranteed, and the fifteenth lease is guaranteed as to 70% of the rent, by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. The effectiveness of Stop & Shop's guarantee to Vornado of Bradlees' lease obligations is not affected by Bradlees' bankruptcy. None of these leases have been either rejected or assumed.

        The 16th location, the 14th Street and Union Square property, is not guaranteed. In 1999, the Company paid Bradlees $11,000,000 to modify the terms of this lease to increase the rent by approximately $1,100,000 per annum to $4,600,000 effective March 2000, and to change the lease expiration date from October 2019 to March 15, 2002. On February 9, 2001, Bradlees rejected this lease. The Company is currently considering various redevelopment alternatives for this site which will include a combination of office and retail space.

        The following table sets forth as of December 31, 2000 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.


                                                                                        Annual Base Rent of
                                                                                          Expiring Leases
                            Number of       Square Feet of     Percentage of Total ------------------------------
Year                     Expiring Leases    Expiring Leases    Leased Square Feet    Total        Per Square Foot
----                     ---------------    ---------------    ------------------  -----------  -----------------
2001.................          126             317,000              3.1%           $ 4,961,000        $ 15.65
2002.................           79             965,000              9.4%            12,219,000          12.67
2003.................           63             545,000              5.3%             6,884,000          12.64
2004.................           93             984,000              9.6%            11,607,000          11.79
2005.................          102             541,000              5.2%             9,929,000          18.37
2006.................           49             789,000              7.7%             6,159,000           7.80
2007.................           90             608,000              5.9%             5,978,000           9.84
2008.................           53             340,000              3.3%             2,940,000           8.66
2009.................           46             595,000              5.8%             6,176,000          10.37
2010.................           31             547,000              5.3%             6,493,000          11.87

        In 2000, approximately 350,000 square feet of retail space was leased at a weighted average base rent per square foot of $14.73, a 12.9% increase over the weighted average escalated rent per square foot of $13.05 for the expiring leases. Following is the detail by property:


                                                             2000 Leases
                                                       -----------------------------
                                                                          Average
                                                                       Initial Rent
                                                          Square        Per Square
                    Location                              Feet          Foot (1)
                    ---------------                    -------------  ---------------
                    Space Leases:
                       East Hanover                        66,000          $ 7.51
                       Hagerstown                          50,000            3.32
                       Towson                              39,000            4.23
                       Woodbridge                          37,000           11.50
                       Valley Stream                       30,000           47.57
                       Allentown                           19,000           16.00
                       Jersey City                         14,000           13.85
                       Union                               13,000           29.90
                       Totowa                              11,000           30.00
                       Bensalem                            10,000           18.90
                       Hackensack                          10,000           20.99
                       Middletown                           9,000           19.78
                       Morris Plains                        9,000           22.78
                       Dundalk                              8,000           12.30
                       Bethlehem                            7,000            5.75
                       Bricktown                            6,000           19.35
                       Cherry Hill                          4,000           14.75
                       Marlton                              2,000           12.28
                       North Plainfield                     2,000           20.14
                       Las Catalinas                        2,000           37.00
                       Amherst                              1,000           17.00
                       Baltimore                            1,000            8.00
                                                     ------------
                            Total                         350,000           14.73
                                                     ============
                    Land Leases (2):
                       Rochester                          204,000           $3.10
                       Lancaster                          130,000            3.25
                       Newington                          130,000            5.00


----------------

(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) The land in Rochester (pending site plan approval) and in Newington is leased to Wal*Mart and the land in Lancaster is leased to Lowes Home Centers.

        The Company's strip shopping centers are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvements stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price.

        The Company's two regional shopping centers located in Montehiedra and Caguas, Puerto Rico (both of which are in the San Juan area), contain 1,014,000 square feet of which the Company owns 727,000 square feet. The centers are anchored by four major stores: Sears, Roebuck and Co., Kmart (one in each of the centers) and a Builders Square Home Improvement store.

        The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. doing business as Macy's and Stern's (on February 8, 2001, Sterns announced they are closing this store). The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums.

Retail Properties

        The following table sets forth certain information for the Retail Properties as of December 31, 2000.

                                                              APPROXIMATE LEASABLE
                                                             BUILDING SQUARE FOOTAGE
                                                          --------------------------
                                                                          OWNED BY
                             YEAR                                         TENANT ON
                          ORIGINALLY              LAND       OWNED/      LAND LEASED
                          DEVELOPED               AREA      LEASED BY       FROM             NUMBER              ANNUALIZED
LOCATION                 OR ACQUIRED             (ACRES)     COMPANY       COMPANY         OF TENANTS     BASE RENT PER SQ. FT. (1)
--------                 -----------             -------     -------       -------         ----------     -------------------------
   NEW JERSEY
     Bordentown                1958                 31.2     179,000         --                  4                 $6.66


     Bricktown                 1968                 23.9     260,000      3,000                 20                 10.66


     Cherry Hill               1964                 37.6     231,000     64,000                 15                 9.38




     Delran                    1972                 17.5     168,000      4,000                  5                 5.70

     Dover                     1964                 19.6     173,000         --                 13                 6.73


     East Brunswick            1957                 19.2     216,000     10,000                  6                 14.25




     East Hanover I            1962                 24.6     271,000         --                 19                 11.36




     East Hanover II           1979                  8.1      91,000         --                 13                 11.50


     Hackensack                1963                 21.3     208,000     59,000                 20                 16.25



     Jersey City               1965                 16.7     223,000      3,000                 12                 13.09


     Kearny                    1959                 35.3      42,000     62,000                  4                 13.49

     Lawnside                  1969                 16.4     145,000         --                  3                 10.50


                                                                               LEASE
                                                                             EXPIRATION/
                           PERCENT              PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                  LEASED (1)      (30,000 SQUARE FEET OR MORE)       EXPIRATION     (THOUSANDS)
--------                  ----------      ----------------------------       ----------     -----------
   NEW JERSEY
     Bordentown               98%          Bradlees (2)                      2011/2021      $8,236 (7)
                                           Shop-Rite                         2011/2016

     Bricktown                96%          Kohl's                            2008/2018      16,645 (7)
                                           Shop-Rite                         2002/2017

     Cherry Hill              97%          Bradlees (2)                      2006/2026      15,308 (7)
                                           Drug Emporium                       2002
                                           Shop & Bag (4)                    2007/2017
                                           Toys "R" Us                       2012/2042

     Delran                   94%          Sam's Wholesale                   2011/2021       6,561 (7)

     Dover                    98%          Ames                              2017/2037       7,502 (7)
                                           Shop-Rite                         2012/2022

     East Brunswick           98%          Bradlees (2)                      2003/2023      23,242 (7)
                                           Shoppers World                    2007/2012
                                           T.J. Maxx                         2004/2009
                                           Circuit City                      2018/2038

     East Hanover I           98%          Home Depot                        2009/2019      27,864 (7)
                                           Marshalls                         2004/2009
                                           Pathmark                          2009/2024
                                           Today's Man                       2009/2014

     East Hanover II         100%          --                                   --              --


     Hackensack               99%          Bradlees (2)                      2012/2017      25,534 (7)
                                           Pathmark                          2014/2034
                                           Staples                           2003/2013

     Jersey City             100%          Bradlees (2)                      2002/2022      19,548 (7)
                                           Shop-Rite                         2008/2028

     Kearny                   68%          Pathmark                          2013/2033       3,816 (7)

     Lawnside                100%          Home Depot                        2012/2027      10,817 (7)
                                           Drug Emporium                       2007

                                                              APPROXIMATE LEASABLE
                                                             BUILDING SQUARE FOOTAGE
                                                          --------------------------
                                                                          OWNED BY
                             YEAR                                         TENANT ON
                          ORIGINALLY              LAND       OWNED/      LAND LEASED
                          DEVELOPED               AREA      LEASED BY       FROM             NUMBER              ANNUALIZED
LOCATION                 OR ACQUIRED             (ACRES)     COMPANY       COMPANY         OF TENANTS     BASE RENT PER SQ. FT. (1)
--------                 -----------             -------     -------       -------         ----------     -------------------------
     Lodi                      1975                  8.7     171,000           --                2                 10.05


     Manalapan                 1971                 26.3     194,000        2,000                5                 9.28


     Marlton                   1973                 27.8     173,000        7,000                9                 9.53


     Middletown                1963                 22.7     180,000       52,000               19                 12.38


     Morris Plains             1985                 27.0     172,000        1,000               18                 11.12


     North Bergen              1959                  4.6       7,000       55,000                2                 26.00

     North Plainfield (3)      1989                 28.7     217,000           --               14                 8.95


     Totowa                    1957                 40.5     178,000      139,000                7                 16.73




     Turnersville              1974                 23.3      89,000        7,000                3                 5.98

     Union                     1962                 24.1     257,000           --               11                 18.96



     Vineland                  1966                 28.0     143,000           --                3                 4.82

     Watchung                  1959                 53.8      50,000      116,000                6                 18.57

     Woodbridge                1959                 19.7     233,000        3,000               10                 14.50


   NEW YORK

     Albany (Menands)          1965                 18.6     141,000           --                2                 8.94



     Buffalo (Amherst) (3)     1968                 22.7     185,000      112,000               10                 9.62




                                                                                  LEASE
                                                                                EXPIRATION/
                              PERCENT              PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                     LEASED (1)      (30,000 SQUARE FEET OR MORE)       EXPIRATION     (THOUSANDS)
--------                     ----------      ----------------------------       ----------     -----------
     Lodi                       100%          National Wholesale                2013/2023       9,586 (7)
                                                Liquidators

     Manalapan                   83%          Bradlees (2)                      2002/2022      12,793 (7)
                                              Grand Union                       2012/2022

     Marlton                     99%          Kohl's (2)                        2011/2031      12,439 (7)
                                              Shop-Rite                         2004/2009

     Middletown                  94%          Bradlees (2)                      2002/2022      16,792 (7)
                                              Grand Union                       2009/2029

     Morris Plains               97%          Kohl's                              2023         12,292 (7)
                                              Shop-Rite                           2002

     North Bergen                95%          A&P                               2012/2032       4,047 (7)

     North Plainfield (3)        94%          Kmart                             2006/2016      11,112 (7)
                                              Pathmark                          2001/2011

     Totowa                     100%          Bradlees (2)                      2013/2028      30,155 (7)
                                              Home Depot                        2015/2025
                                              Marshalls                         2007/2012
                                              Circuit City                      2018/2038

     Turnersville               100%          Bradlees (2)                      2011/2031       4,172 (7)

     Union                       99%          Bradlees (2)                      2002/2022      34,245 (7)
                                              Toys "R" Us                         2015
                                              Cost Cutter Drug                    2001

     Vineland                    17%          --                                   --              --

     Watchung                    97%          B.J.'s Wholesale                    2024         13,817 (7)

     Woodbridge                  90%          Bradlees (2)                      2002/2022      22,572 (7)
                                              Foodtown                          2007/2014
                                              Syms                              2000/2005
   NEW YORK

     Albany (Menands)            74%          Fleet Bank                        2004/2014       6,348 (7)
                                              People of the State
                                                of NY                           2004/2014

     Buffalo (Amherst) (3)       81%          Circuit City                        2017          7,153 (7)
                                              Media Play                        2007/2017
                                              Toys "R" Us                         2013
                                              T.J. Maxx                           2004


                                                              APPROXIMATE LEASABLE
                                                             BUILDING SQUARE FOOTAGE
                                                          --------------------------
                                                                         OWNED BY
                             YEAR                                        TENANT ON
                          ORIGINALLY              LAND       OWNED/      LAND LEASED
                          DEVELOPED               AREA      LEASED BY       FROM             NUMBER              ANNUALIZED
LOCATION                 OR ACQUIRED             (ACRES)     COMPANY       COMPANY         OF TENANTS     BASE RENT PER SQ. FT. (1)
--------                 -----------             -------     -------       -------         ----------     -------------------------
     Freeport                  1981                 12.5     167,000           --                3                 12.52


     New Hyde Park (3)         1976                 12.5     101,000           --                1                 15.77

     North Syracuse (3)        1976                 29.4      98,000           --                1                 2.74

     Rochester                 1971                 15.0     148,000           --               --                  --
     (Henrietta) (3)

     Rochester                 1966                 18.4          --           --               --                  --

     Valley Stream (Green
     Acres) (3)                1958                100.01  1,525,000       71,000              149                  (5)










   PENNSYLVANIA
     Allentown                 1957                 86.8     267,000      354,000               21                 10.41







     Bensalem                  1972                 23.2     119,000        7,000               12                 10.04

     Bethlehem                 1966                 23.0     157,000        3,000               12                 5.51


     Broomall                  1966                 21.0     146,000       22,000                5                 9.41

     Glenolden                 1975                 10.0     101,000           --                3                 10.76

     Lancaster                 1966                 28.0      64,000           --                4                 3.53



     Levittown                 1964                 12.8     104,000           --                1                 5.98

     10th and Market
       Streets, Philadelphia   1994                  1.8     271,000           --                2                 9.23

                                                                                  LEASE
                                                                                EXPIRATION/
                              PERCENT              PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                     LEASED (1)      (30,000 SQUARE FEET OR MORE)       EXPIRATION     (THOUSANDS)
--------                     ----------      ----------------------------       ----------     -----------
     Freeport                   100%          Home Depot                        2011/2021      15,110 (7)
                                              Cablevision                         2004

     New Hyde Park (3)          100%          Mayfair Supermarkets              2019/2029       7,626 (7)

     North Syracuse (3)         100%          Reisman Properties                  2014             --

     Rochester                   --                                                                --
     (Henrietta) (3)

     Rochester                   --           Wal*Mart (6)                         (6)             --

     Valley Stream (Green
     Acres) (3)                  94%          Macy's                            2006/2036     154,928
                                              Sterns (4)                        2007/2017
                                              JC Penney                         2012/2017
                                              Sears                             2002/2005
                                              Kmart                             2010/2038
                                              Dime Savings Bank                   2020
                                              Circuit City                      2020/2040
                                              GreenPoint Bank                     2009
                                              Waldbaum (4)                      2011/2039

   PENNSYLVANIA
     Allentown                  100%          (4)                               2011/2031      23,729 (7)
                                              Shop-Rite                         2011/2021
                                              Burlington Coat                     2017
                                                Factory
                                              Wal*Mart                          2024/2094
                                              Sam's Wholesale                   2024/2094
                                              T.J. Maxx                         2003/2013

     Bensalem                   100%          Kohl's (2)                        2020/2040       6,557 (7)

     Bethlehem                   78%          Pathmark                          2008/2033       4,150 (7)
                                              Super Petz                        2005/2015

     Broomall                   100%          Bradlees (2)                      2006/2026       9,979 (7)

     Glenolden                  100%          Bradlees (2)                      2012/2022       7,484 (7)

     Lancaster                  100%          Weis Markets                      2008/2018          --
                                              Lowe's Home Center (6)               (6)

     Levittown                  100%          (2)                               2006/2026          --

     10th and Market
       Streets, Philadelphia     80%          Kmart                             2010/2035       9,140 (7)
                                              Rouse Co.                         2012/2072

                                                              APPROXIMATE LEASABLE
                                                             BUILDING SQUARE FOOTAGE
                                                          --------------------------
                                                                          OWNED BY
                             YEAR                                         TENANT ON
                          ORIGINALLY              LAND       OWNED/      LAND LEASED
                          DEVELOPED               AREA      LEASED BY       FROM             NUMBER              ANNUALIZED
LOCATION                 OR ACQUIRED             (ACRES)     COMPANY       COMPANY         OF TENANTS     BASE RENT PER SQ. FT. (1)
--------                 -----------             -------     -------       -------         ----------     -------------------------
     Upper Moreland            1974                 18.6     122,000           --                1                 8.50

     York                      1970                 12.0     113,000           --                1                 5.50

   MARYLAND

     Baltimore (Belair Rd.)    1962                 16.0     206,000           --                4                 4.88



     Baltimore (Towson)        1968                 14.6     146,000        7,000                7                10.92




     Baltimore (Dundalk)       1966                 16.1     183,000           --               17                 7.25


     Glen Burnie               1958                 21.2      65,000       57,000                5                 7.80

     Hagerstown                1966                 13.9     133,000       15,000                6                 3.42



   CONNECTICUT
     Newington                 1965                 19.2      32,000           --                4                18.02

     Waterbury                 1969                 19.2     140,000        3,000                7                 7.47



   MASSACHUSETTS
     Chicopee                  1969                 15.4     112,000        3,000                2                 4.71

     Milford (3)               1976                 14.7      83,000           --                1                 5.26

     Springfield               1966                 17.4       8,000      117,000                2                12.25
                                                                                  LEASE
                                                                                EXPIRATION/
                              PERCENT              PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                     LEASED (1)      (30,000 SQUARE FEET OR MORE)       EXPIRATION     (THOUSANDS)
--------                     ----------      ----------------------------       ----------     -----------
     Upper Moreland             100%          Sam's Wholesale                   2010/2015       7,095 (7)

     York                       100%          Kmart (4)                         2009/2018       4,196 (7)

   MARYLAND
                                              Disabled American
     Baltimore (Belair Rd.)      81%          Veterans (4)                      2009/2014          --
                                              Food Depot                          2003
                                              TJ Maxx (4)                       2004/2024

     Baltimore (Towson)          99%          Staples                             2004         11,628 (7)
                                              Cost Saver
                                              Supermarket                       2005/2020
                                              Drug Emporium                     2004/2009

     Baltimore (Dundalk)         77%          A & P                             2002/2017       6,301 (7)
                                              Ollie's                           2003/2008

     Glen Burnie                 99%          Weis Markets                      2018/2053       5,984 (7)

     Hagerstown                 100%          Big Lots                          2002/2012       3,353 (7)
                                              Pharmhouse                          2014
                                              Weis Markets (4)                  2004/2009

   CONNECTICUT
     Newington                  100%          Wal*Mart (6)                      2020/2050       6,683 (7)

     Waterbury                   82%          Toys "R" Us (4)                     2010             --
                                              Shaws Supermarkets (4)            2003/2018

   MASSACHUSETTS
     Chicopee                    83%          Bradlees (2)                      2002/2022          --

     Milford (3)                100%          Bradlees (2)                      2004/2009          --

     Springfield                100%          Wal*Mart                          2018/2092       3,190 (7)

                                                              APPROXIMATE LEASABLE
                                                             BUILDING SQUARE FOOTAGE
                                                          --------------------------
                                                                          OWNED BY
                             YEAR                                         TENANT ON
                          ORIGINALLY              LAND       OWNED/      LAND LEASED
                          DEVELOPED               AREA      LEASED BY       FROM             NUMBER              ANNUALIZED
LOCATION                 OR ACQUIRED             (ACRES)     COMPANY       COMPANY         OF TENANTS     BASE RENT PER SQ. FT. (1)
--------                 -----------             -------     -------       -------         ----------     -------------------------
   PUERTO RICO
   (SAN JUAN)
     Montehiedra               1997                 57.1       525,000          --              96                 16.85




     Caguas (50% Ownership)    1998                 35.0       343,000          --             108                 25.56

                                               ----------   ----------   ---------             ---
   TOTAL SHOPPING CENTERS                         1,332.7   10,076,000   1,358,000             730                 $11.70
                                               ----------   ----------   ---------             ---

   VORNADO'S OWNERSHIP
   INTEREST                                       1,317.1    9,935,000   1,358,000
                                               ==========    =========   =========




                                                                                                LEASE
                                                                                              EXPIRATION/
                                            PERCENT              PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                                   LEASED (1)      (30,000 SQUARE FEET OR MORE)       EXPIRATION     (THOUSANDS)
--------                                   ----------      ----------------------------       ----------     -----------
   PUERTO RICO
   (SAN JUAN)
     Montehiedra                              100%          Kmart                             2022/2072      61,021
                                                            Builders Square                   2022/2072
                                                            Marshalls                         2010/2025
                                                            Caribbean Theatres                2021/2026

     Caguas (50% Ownership)                    96%          Kmart                               2064         69,430


   TOTAL SHOPPING CENTERS                      92%                                                         $780,180
                                                                                                           ========

   VORNADO'S OWNERSHIP
   INTEREST                                    92%                                                         $745,465
                                                                                                           ========








(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.
(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Korinklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa which is guaranteed as to 70% of rent.
(3) 100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.
(4) The tenant has ceased operations at this location but continues to pay rent (in Allentown, Hechinger's mortgagee has assumed the lease).
(5) Annualized rent per square foot is $13.97 in total and $35.91 for the mall tenants only.
(6) These tenants have leased land from the Company to construct their own buildings. Governmental approvals have been received in Newington and Lancaster and construction has commenced.
(7) These encumbrances are part of a cross-collateralized mortgage financing in the amount of $500,000,000 completed on March 1, 2000.

MERCHANDISE MART PROPERTIES

        The Merchandise Mart Properties are a portfolio of 9 properties comprised of:


                                                    Square Feet      Percentage
                                                    -----------      ----------
                   Showrooms...................      5,044,000           62%
                   Offices.....................      2,869,000           36%
                   Retail Stores...............        173,000            2%
                                                  ------------     --------
                                                     8,086,000          100%
                                                  ============     ========


        Of these properties, the 724,000 square foot L.A. Mart in Los Angeles and the 321,000 square foot 33 North Dearborn Street office property in Chicago were acquired in 2000 for a total cost of $89,000,000.

    Office Space

        The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry:


                   Industry                         Percentage
                   --------                         ----------
                   Government..................        26.4%
                   Service.....................        25.8%
                   Telecommunications..........        13.1%
                   Banking.....................        11.8%
                   Insurance...................        11.8%
                   Pharmaceutical..............         4.2%
                   Other.......................         6.9%

        The average lease term ranges from 1 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2000:


                                             Square Feet    2000
              Tenant                            Leased     Revenues     Percentage
              ------                            ------     --------     ----------
              General Services
              Administration..............      297,000   $10,063,000       6.6%
              Bankers Life and Casualty...      303,000     5,595,000       3.7%
              Ameritech...................      234,000     4,600,000       3.0%
              Bank of America.............      202,000     4,237,000       2.8%
              Chicago Transit Authority...      252,000     3,784,000       2.5%

        As of February 1, 2001, the occupancy rate of the Merchandise Mart Properties' office space was 91%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.


                                                               Average Annual
                                                                  Escalated
                                  Rentable                           Rent
                     Year End    Square Feet   Occupancy Rate  Per Square Foot
                    ----------- -------------- --------------- ----------------
                       2000       2,869,000          90%         $   23.52
                       1999       2,414,000          93%             20.12
                       1998       2,274,000          95%             19.68
                       1997       2,160,000          91%             19.50
                       1996       2,026,000          88%             19.42



        The following table sets forth as of December 31, 2000 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.


                                                                               Annual Escalated
                          Number of      Square Feet of  Percentage of       Rent of Expiring Leases
                           Expiring        Expiring      Total Leased      --------------------------
Year                        Leases          Leases        Square Feet      Total      Per Square Foot
----                        ------          ------        -----------      -----      ---------------
2001.................          28            87,000           3.6%        $2,100,000        $24.11
2002.................          28           138,000           5.7%         3,243,000         23.49
2003.................          12            60,000           2.5%         1,426,000         23.68
2004.................          19            79,000           3.3%         1,828,000         23.03
2005.................          10           137,000           5.7%         2,189,000         15.97
2006.................          13           277,000          11.4%         7,112,000         25.65
2007.................          13           456,000          18.8%         8,346,000         18.32
2008.................           6           434,000          17.9%         8,620,000         19.86
2009.................           9           278,000          11.5%         5,740,000         20.67
2010.................           6           358,000          14.8%        11,813,000         32.98


        In 2000, 378,000 square feet of office space was leased at a weighted average initial rent per square foot of $30.54, an increase of 32.8% over the weighted average escalated rent per square foot of $22.99 for the leases expiring. Following is the detail by building.


                                                               2000 Leases
                                                       -----------------------------
                                                                    Average Initial
                                                       Square Feet   Rent psf (1)
                                                       -----------  ----------------
                    Washington Office Center.......      261,000          $34.56
                    Merchandise Mart...............       84,000           21.47
                    350 North Orleans..............       26,000           22.65
                    33 North Dearborn Street.......        6,000           16.90
                    South Capitol..................        1,000           12.00
                                                       ---------
                      Total........................      378,000           30.54
                                                       =========



------------------------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   Showroom Space

        The Merchandise Mart Properties' showroom space aggregates 5,044,000 square feet of which 2,419,000 square feet is located in the Merchandise Mart building and 350 North Orleans in Chicago, 1,572,000 square feet is located in the Market Square Complex (including the National Furniture Mart) in High Point, North Carolina, 329,000 square feet is located in the Design Center in Washington, D.C. and 724,000 square feet is located in the L.A. Mart in Los Angeles (acquired on October 2, 2000). The showroom space consists of 3,364,000 square feet of permanent mart space (leased to manufacturers and distributors whose clients are retailers, specifiers and end users), 949,000 square feet of permanent design center space (leased to wholesalers whose principal clientele is interior designers), and 731,000 square feet of temporary market suite space (used for trade shows).

        The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, giftware, carpet, residential furnishings, crafts, and design industries. The Merchandise Mart Properties own and operate five of the leading furniture/gift-ware trade shows including the contract furniture industry's largest trade show, NeoCon, which attracts over 50,000 attendees annually and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual market weeks which occupy over 8,800,000 square feet in the High Point, North Carolina region.

        The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry:


                               Industry              Percentage
                       ------------------------- -------------------
                       Gift..................            23%
                       Residential Design....            23%
                       Residential Furnishings           16%
                       Contract Furnishings..            15%
                       Market Suites.........            12%
                       Apparel...............             5%
                       Casual Furniture......             4%
                       Building Products.....             2%


        As of February 1, 2001 the occupancy rate of the Merchandise Mart Properties' showroom space was 98%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.


                                                              Annual Average
                                                                 Escalated
                                    Rentable      Occupancy       Rent Per
                    Year End       Square Feet       Rate       Square Foot
                ----------------- -------------- ------------- ---------------
                      2000         5,044,000          98%         $22.85(1)
                      1999         4,174,000          98%          21.29(1)
                      1998         4,266,000          95%          21.97(1)
                      1997         2,817,000          94%          20.94
                      1996         2,942,000          84%          20.65

------------------
(1) Average annual escalated rent per square foot excluding the Market Square Complex is $27.76, $25.72 and $22.13 for 2000, 1999 and 1998
        respectively.

        The following table sets forth as of December 31, 2000 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.


                                                                                 Annual Escalated
                             Number of                     Percentage of      Rent of Expiring Leases
                             Expiring    Square Feet of    Total Leased      -------------------------
  Year                        Leases     Expiring Leases    Square Feet      Total    Per Square Foot
  ----                        ------     ---------------    -----------      -----    ---------------
  2001.................         326           735,000           18.7%     $13,119,000      $ 17.85
  2002.................         304           579,000           14.7%      12,632,000        21.81
  2003.................         251           630,000           16.0%      13,442,000        21.34
  2004.................         162           531,000           13.5%      10,971,000        20.65
  2005.................         140           438,000           11.1%       9,648,000        22.03
  2006.................          46           182,000            4.6%       5,469,000        29.99
  2007.................          37           209,000            5.3%       4,793,000        22.97
  2008.................          28           151,000            3.8%       4,177,000        27.68
  2009.................          31           149,000            3.8%       3,817,000        25.67
  2010.................          36           136,000            3.5%       2,789,000        20.48

        In 2000, 819,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $16.61, a 4.4% increase over the weighted average escalated rent per square foot of $15.91 for the leases expiring. Following is the detail by building.


                                                         2000 Leases
                                                 -----------------------------
                                                                   Average
                                                                Initial Rent
                                                  Square Feet      psf(1)
                                                 -------------- --------------
            Market Square Complex............       558,000         $13.25
            Merchandise Mart.................       101,000          27.68
            Washington Design Center.........        89,000          24.30
            National Furniture Mart..........        34,000          13.63
            350 North Orleans................        28,000          20.85
            L.A. Mart........................         9,000          22.87
                                                 ----------
                 Total.......................       819,000          16.61
                                                    =======

---------------------
(1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

   Retail Stores

        The Merchandise Mart Properties' portfolio also contains approximately 173,000 square feet of retail stores which were 87% occupied at February 1, 2000.

MERCHANDISE MART PROPERTIES:

        The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 2000.



                                                                                               ANNUALIZED
                                     YEAR              APPROXIMATE                              ESCALATED
                                  ORIGINALLY    LAND     LEASABLE     NUMBER     ANNUALIZED       RENT
                                  DEVELOPED     AREA     BUILDING       OF     BASE RENT PER     PER SQ.     PERCENT
         LOCATION                OR ACQUIRED   (ACRES) SQUARE FEET   TENANTS    SQ. FT. (1)      FT. (2)    LEASED (1)
-------------------------------------------------------------------------------------------------------------------------
   ILLINOIS
     Merchandise Mart, Chicago       1930        6.7     3,441,000      728      $22.40       $ 24.83         97%












     350 North Orleans, Chicago      1977        4.3     1,149,000      281       19.55         21.01         88%









     33 North Dearborn Street,
     Chicago                         2000        0.5       321,000       79       17.96         24.56         91%

   WASHINGTON, D.C.

     Washington Office Center        1990        1.2       398,000       20       27.87         30.13         88%

     Washington Design Center        1919        1.2       388,000       84       24.70         25.01         98%

     Other                                       1.3        93,000        5        9.33         12.33         64%

   HIGH POINT, NORTH CAROLINA

     Market Square Complex        1902 - 1989   13.1     1,320,000      240       11.92         13.27         99%


     National Furniture Mart         1964        0.7       252,000       32       13.40         13.42        100%

   CALIFORNIA
     L.A. Mart                       2000        9.3       724,000      279       15.35         17.79         94%
                                              ------   -----------  -------
   TOTAL MERCHANDISE MART
   PROPERTIES                                   38.3     8,086,000    1,748      $21.01       $ 23.27         95%
                                              ======   ===========  =======


                                                                     LEASE
                                                                  EXPIRATION/
                                          PRINCIPAL TENANTS          OPTION      ENCUMBRANCES
         Location                   (30,000 SQUARE FEET OR MORE)   EXPIRATION    (THOUSANDS)
----------------------------------------------------------------------------------------------
   ILLINOIS
     Merchandise Mart, Chicago      Baker, Knapp & Tubbs            2007/2013      $250,000
                                    Bankers Life & Casualty         2008/2018
                                    CCC Information Services        2008/2018
                                    Chicago Teachers Union            2005
                                    Chicago Transit
                                    Authority                       2007/2027
                                    Holly Hunt Ltd.                   2003
                                    Monsanto                          2007
                                    Office of the Special
                                    Deputy                            2007
                                    Robert Allen Group                2005
                                    Steelcase                         2007

     350 North Orleans, Chicago     RCN Telecom Services            2012/2022        70,000
                                    Ameritech                       2011/2021
                                    Art Institute of
                                    Illinois                        2009/2019
                                    Bank of America                 2009/2019
                                    Chicago Transit
                                    Authority                       2007/2017
                                    Fox Sports                      2007/2017
                                    Fiserv Solutions                2010/2020

     33 North Dearborn Street,
     Chicago                        --                                 --            19,000

   WASHINGTON, D.C.

     Washington Office Center       General Services                2000/2010        48,102
                                    Administration

     Washington Design Center       --                                 --            23,632

     Other                          District of Columbia              2001               --

   HIGH POINT, NORTH CAROLINA

     Market Square Complex          Century Furniture                 2004           63,424
                                    Company                           2004               --
                                    La-Z-Boy

     National Furniture Mart        --                                 --            13,568

   CALIFORNIA
     L.A. Mart                      --                                 --            10,840
                                                                                 ----------
   TOTAL MERCHANDISE MART
   PROPERTIES                                                                      $498,566
                                                                                   ========






(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2000, which are included in percent leased.
(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

        The Company has a 60% interest in the Vornado/Crescent Partnerships ("the Landlord") that own 88 refrigerated warehouses with an aggregate of approximately 438.9 million cubic feet (excludes 11 additional warehouses containing approximately 79.4 million cubic feet managed by AmeriCold Logistics). AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

        On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. ("AmeriCold Logistics"). AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships which continue to own the real estate. The leases, as amended, generally have a 15 year term with two five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

        Total contractual rent was $160,494,000 and $130,213,000 ($164,464,000 and $133,100,000 including the effect of the straight-lining of rents) for the year ended December 31, 2000 and the period from March 11, 1999 to December 31, 1999. As at December 31, 2000, the balance of the tenant's deferred rent was $22,444,000 ($17,044,000 in 2000 and $5,400,000 in the fourth quarter of 1999)
of which the Company's share was $13,466,000. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $9,780,000 of income in the year ended December 31, 2000.

        On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

        During 2000, the Landlord (i) completed a 496,000 square foot warehouse expansion in Carthage, Missouri, and a 43,400 square foot warehouse expansion in Tarboro, North Carolina, (ii) constructed a 163,000 square foot warehouse in Massillon, Ohio and (iii) purchased a 55,900 square foot warehouse in Ontario, California, previously subject to a capital lease. The total cost of these projects was $42,722,000, of which the remaining balance of $21,764,000 was expended in 2000. In addition, the Landlord is constructing a 125,000 square foot warehouse at its Atlanta, Georgia complex and has entered into an agreement to acquire the original 104,000 square foot warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions are expected to be completed in the first half of 2001 at a total cost of $25,174,000, of which $3,881,000 has been expended through December 31, 2000.

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

        AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:


                                                            % of 2000
                                                             Revenue
                                                         -----------------
                    H.J. Heinz & Co..................            18%
                    Con-Agra, Inc....................             8%
                    Sara Lee Corp....................             6%
                    Tyson Foods, Inc.................             5%
                    McCain Foods, Inc................             4%
                    General Mills....................             4%
                    Pro-Fac Cooperative, Inc.........             4%
                    J.R. Simplot.....................             3%
                    Flowers Industries, Inc..........             1%
                    Norpac Foods, Inc................             1%
                    Other............................            46%

Facilities

The following is a summary of Temperature Controlled Logistics facilities as of December 31, 2000:



                                                CUBIC          SQUARE
                                 NUMBER OF      FEET           FEET
             TYPE               FACILITIES   (IN MILLIONS)  (IN THOUSANDS)
-----------------------------  -----------   ------------- ---------------
Owned/leased by
  Vornado/Crescent
  partnerships:
            Owned                     83         423.9        17,067.2
            Leased                     5          15.0           427.9
                               -----------   ------------- ---------------
                                      88         438.9        17,495.1
Managed by AmeriCold Logistics        11          79.4         2,484.6
                               -----------   ------------- ---------------
            Total                     99         518.3        19,979.7
                               ===========   ============= ===============

Below are the details by location, size and type of facility:




                                                                                    SQUARE
                                                      OWNED/      CUBIC FEET         FEET
       PROPERTY                  LOCATION             LEASED     (IN MILLIONS)   (IN THOUSANDS)
---------------------   -----------------------      -------    --------------   --------------
FACILITIES OWNED/LEASED BY THE VORNADO/CRESCENT
PARTNERSHIPS:
ALABAMA
-------
Birmingham              West 25th Avenue               Owned          2.0             85.6
Montgomery              Newcomb Avenue                 Owned          1.2             68.1
Gadsden                 East Air Depot Road           Leased          4.0            119.0
Albertville             Railroad Avenue                Owned          2.2             64.5
                                                                --------------   --------------
                        TOTAL ALABAMA                                 9.4            337.2
                                                                --------------   --------------

ARIZONA
-------
Phoenix                 455 South 75th Avenue          Owned          2.9            111.5
                                                                --------------   --------------

ARKANSAS
--------
Fort Smith              Midland Boulevard              Owned          1.4             78.2
West Memphis            South Airport Road             Owned          5.3            166.4
Texarkana               Genoa Road                     Owned          4.7            137.3
Russellville            300 El Mira                    Owned          5.6            164.7
Russellville            203 Industrial Boulevard       Owned          9.5            279.4
Springdale              1200 N. Old Missouri Road      Owned          6.6            194.1
                                                                --------------   --------------
                        TOTAL ARKANSAS                               33.1          1,020.1
                                                                --------------   --------------

CALIFORNIA
----------
Ontario                 Malaga Place                 Owned 24%        8.1            279.6
                                                    Leased 76%
Burbank                 West Magnolia Boulevard        Owned          0.8             33.3
Fullerton               South Raymond Avenue          Leased          2.8            107.7
Pajaro                  Salinas Road                  Leased          1.4             53.8
Los Angeles             Jesse Street                   Owned          2.7            141.6
Turlock                 5th Street                     Owned          2.5            108.4
Watsonville             West Riverside Drive           Owned          5.4            186.0
Turlock                 South Kilroy Road              Owned          3.0            138.9
Ontario                 Santa Ana Road                Leased          1.9             55.9
                                                                --------------   --------------
                        TOTAL CALIFORNIA                             28.6          1,105.2
                                                                --------------   --------------



                                                                                    SQUARE
                                                      OWNED/      CUBIC FEET         FEET
       PROPERTY                  LOCATION             LEASED     (IN MILLIONS)   (IN THOUSANDS)
---------------------   -----------------------      -------    --------------   --------------
COLORADO
--------
Denver                  East 50th Street             Owned 52%        2.8            116.3
                                                                --------------   --------------

FLORIDA
-------
Tampa                   South Lois Avenue              Owned          0.4             22.2
Plant City              South Alexander Street         Owned          0.8             30.8
Bartow                  U.S. Highway 17                Owned          1.4             56.8
Tampa                   50th Street                  Owned 80%        3.9            150.0
                                                    Leased 20%
Tampa                   Port of Tampa                  Owned          1.0             38.5
                                                                --------------   --------------
                        TOTAL FLORIDA                                 7.5            298.3
                                                                --------------   --------------
GEORGIA
-------
Atlanta                 Xavier Drive, SW               Owned         11.1            476.7
Atlanta                 Lakewood Avenue, SW            Owned          2.9            157.1
Augusta                 Laney-Walker Road              Owned          1.1             48.3
Atlanta                 Westgate Parkway               Owned         11.4            334.7
Montezuma               South Airport Drive            Owned          4.2            175.8
Atlanta                 Westgate Parkway               Owned          6.9            201.6
Thomasville             121 Roseway Drive              Owned          6.9            202.9
                                                                --------------   --------------
                        TOTAL GEORGIA                                44.5          1,597.1
                                                                --------------   --------------

IDAHO
-----
Burley                  U.S. Highway 30                Owned         10.7            407.2
Nampa                   4th Street North               Owned          8.0            364.0
                                                                --------------   --------------
                        TOTAL IDAHO                                  18.7            771.2
                                                                --------------   --------------

ILLINOIS
--------
Rochelle                AmeriCold Drive                Owned         6.0             179.7
East Dubuque            18531 U.S. Route 20 West       Owned         5.6             215.4
                                                                --------------   --------------
                        TOTAL ILLINOIS                              11.6             395.1
                                                                --------------   --------------

INDIANA
-------
Indianapolis            Arlington Avenue               Owned         9.1             311.7
                                                                --------------   --------------

IOWA
----
Fort Dodge              Maple Drive                    Owned         3.7             155.8
Bettendorf              State Street                   Owned         8.8             336.0
                                                                --------------   --------------
                        TOTAL IOWA                                  12.5             491.8
                                                                --------------   --------------

KANSAS
------
Wichita                 North Mead                     Owned         2.8             126.3
Garden City             2007 West Mary Street          Owned         2.2              84.6
                                                                --------------   --------------
                        TOTAL KANSAS                                 5.0             210.9
                                                                --------------   --------------

KENTUCKY
--------
Sebree                  1541 U.S. Highway 41 North     Owned         2.7              79.4
                                                                --------------   --------------

MAINE
------
Portland                Read Street                    Owned         1.8             151.6
                                                                --------------   --------------





                                                                                    SQUARE
                                                      OWNED/      CUBIC FEET         FEET
       PROPERTY                  LOCATION             LEASED     (IN MILLIONS)   (IN THOUSANDS)
---------------------   -----------------------      -------    --------------   --------------
MASSACHUSETTS
-------------
Gloucester              East Main Street               Owned         1.9              95.5
Gloucester              Railroad Avenue                Owned         0.3              13.6
Gloucester              Rogers Street                  Owned         2.8              95.2
Gloucester              Rowe Square                    Owned         2.4             126.4
Boston                  Wildett Circle                 Owned         3.1             218.0
                                                                --------------   --------------
                        TOTAL MASSACHUSETTS                         10.5             548.7
                                                                --------------   --------------


MISSOURI
--------
Marshall                West Highway 20                Owned         4.8             160.8
Carthage                No. 1 Civil War Road           Owned        42.0           2,564.7
                                                                --------------   --------------
                        TOTAL MISSOURI                              46.8           2,725.5
                                                                --------------   --------------

MISSISSIPPI
-----------
West Point              751 West Churchill Road        Owned         4.7             180.8
                                                                --------------   --------------

NEBRASKA
--------
Fremont                 950 South Schneider Street     Owned         2.2              84.6
Grand Island            East Roberts Street            Owned         2.2             105.0
                                                                --------------   --------------
                        TOTAL NEBRASKA                               4.4             189.6
                                                                --------------   --------------


NEW YORK
--------
Syracuse                Farrell Road                   Owned        11.8             447.2
                                                                --------------   --------------


NORTH CAROLINA
--------------
Charlotte               West 9th Street                Owned         1.0              58.9
Charlotte               Exchange Street                Owned         4.1             164.8
Tarboro                 Sara Lee Road                 Leased         4.9             147.4
                                                                --------------   --------------
                        TOTAL NORTH CAROLINA                        10.0             371.1
                                                                --------------   --------------

OHIO
----
Massillon*              2140 17th Street SW            Owned         5.5             163.2
                                                                --------------   --------------


OKLAHOMA
--------
Oklahoma City           South Hudson                   Owned         0.7              64.1
Oklahoma City           Exchange Street                Owned         1.4              74.1
                                                                --------------   --------------
                        TOTAL OKLAHOMA                               2.1             138.2
                                                                --------------   --------------

OREGON
------
Hermiston               Westland Avenue                Owned         4.0             283.2
Milwaukie               S.E. McLoughlin Blvd.          Owned         4.7             196.6
Salem                   Portland Road N.E.             Owned        12.5             498.4
Woodburn                Silverton Road                 Owned         6.3             277.4
Brooks                  Brooklake Road                 Owned         4.8             184.6
Ontario                 N.E. First Street              Owned         8.1             238.2
                                                                --------------   --------------
                        TOTAL OREGON                                40.4           1,678.4


PENNSYLVANIA
------------
Leesport                RD2, Orchard Lane              Owned         5.8             168.9
Fogelsville             Mill Road                      Owned        21.6             683.9
                                                                --------------   --------------
                        TOTAL PENNSYLVANIA                          27.4             852.8
                                                                --------------   --------------




                                                                                    SQUARE
                                                      OWNED/      CUBIC FEET         FEET
       PROPERTY                  LOCATION             LEASED     (IN MILLIONS)   (IN THOUSANDS)
---------------------   -----------------------      -------    --------------   --------------
SOUTH CAROLINA
--------------
Columbia                Shop Road                      Owned         1.6              83.7
                                                                --------------   --------------

SOUTH DAKOTA
------------
Sioux Falls             2300 East Rice Street          Owned         2.9             111.5
                                                                --------------   --------------

TENNESSEE
---------
Memphis                 East Parkway South             Owned         5.6             246.2
Memphis                 Spottswood Avenue              Owned         0.5              36.8
Murfreesboro            Stephenson Drive               Owned         4.5             106.4
                                                                --------------   --------------
                        TOTAL TENNESSEE                             10.6             389.4
                                                                --------------   --------------

TEXAS
-----
Amarillo                10300 South East Third Street  Owned         3.2             123.1
Ft. Worth               200 Railhead Drive             Owned         3.4             102.0
                                                                --------------   --------------
                        TOTAL TEXAS                                  6.6             225.1
                                                                --------------   --------------

UTAH
----
Clearfield              South Street                   Owned         8.6             358.4
                                                                --------------   --------------

VIRGINIA
--------
Norfolk                 East Princess Anne Road        Owned         1.9              83.0
Strasburg               545 Radio Station Rd           Owned         6.8             200.0
                                                                --------------   --------------
                        TOTAL VIRGINIA                               8.7             283.0
                                                                --------------   --------------

WASHINGTON
----------
Burlington              South Walnut                   Owned         4.7             194.0
Moses Lake              Wheeler Road                   Owned         7.3             302.4
Walla Walla             14th Avenue South              Owned         3.1             140.0
Connell                 West Juniper Street            Owned         5.7             235.2
Wallula                 Dodd Road                      Owned         1.2              40.0
Pasco                   Industrial Way                 Owned         6.7             209.0
                                                                --------------   --------------
                        TOTAL WASHINGTON                            28.7           1,120.6
                                                                --------------   --------------

WISCONSIN
---------
Tomah                   Route 2                        Owned         4.6             161.0
Babcock                 1524 Necedah Road              Owned         3.4             111.1
Plover                  110th Street                   Owned         9.4             358.4
                                                                --------------   --------------
                        TOTAL WISCONSIN                             17.4             630.5
                                                                --------------   --------------

                        TOTAL - OWNED/LEASED                       438.9          17,495.1
                                                                ==============   ==============




                                                                                    SQUARE
                                                                  CUBIC FEET         FEET
       PROPERTY                  LOCATION            MANAGED     (IN MILLIONS)   (IN THOUSANDS)
---------------------   -----------------------     ---------   --------------   --------------
FACILITIES MANAGED BY
AMERICOLD LOGISTICS:

ALABAMA
-------
Birmingham              4th Street, West            Managed          0.1               0.1
                                                                --------------   --------------

CALIFORNIA
----------
Ontario                 Wanamaker Avenue            Managed          3.2             122.0
Ontario                 Airport Drive               Managed         13.5             450.0
Wilmington              Coil Avenue                 Managed          4.5             173.1
                                                                --------------   --------------
                        TOTAL CALIFORNIA                            21.2             745.1
                                                                --------------   --------------

MINNESOTA
---------
Park Rapids             U.S. Highway 71 South       Managed          5.9             173.5
                                                                --------------   --------------


PENNSYLVANIA
------------
Bethlehem               2600 Brodhead Road          Managed         16.1             473.5
Bethlehem               4000 Miller Circle North    Managed          7.3             214.7
                                                                --------------   --------------
                        TOTAL PENNSYLVANIA                          23.4             688.2
                                                                --------------   --------------

SOUTH DAKOTA
------------
Sioux Falls             802 East Rice Street        Managed          3.4             130.8
                                                                --------------   --------------

TEXAS
-----
Ft. Worth               1006 Railhead Drive         Managed         13.0             382.4
Ft. Worth               1005 Railhead Drive         Managed          7.6             223.5
                                                                --------------   --------------
                        TOTAL TEXAS                                 20.6             605.9
                                                                --------------   --------------

CANADA
------
ALBERTA
-------
Taber                                               Managed          4.8             141.0
                                                                --------------   --------------

                        TOTAL-MANAGED                               79.4           2,484.6
                                                                ==============   ==============
                     GRAND TOTAL-OWNED/LEASED AND MANAGED          518.3          19,979.7
                                                                ==============   ==============

*  New facility in 2000

ALEXANDER'S PROPERTIES

        The Company owns 33.1% of Alexander's outstanding common shares. The following table shows as of December 31, 2000 the location, approximate size and leasing status of each of the properties owned by Alexander's, excluding the Fordham Road property which was sold on January 12, 2001.


                                  APPROXIMATE                           AVERAGE                   SIGNIFICANT
                                    SQUARE         APPROXIMATE        ANNUALIZED                    TENANTS          LEASE
                                   AREA IN       SQUARE FOOTAGE/       BASE RENT                   (30,000)       EXPIRATION/
                                   FEET/OR       LEASABLE NUMBER        PER SQ.      PERCENT      SQUARE FEET       OPTION
LOCATION                           ACREAGE         OF FLOORS             FOOT        LEASED        OR MORE)        EXPIRATION
--------                         ------------   ----------------      ------------   -------    --------------    ------------
OPERATING PROPERTIES
 NEW YORK:
Kings Plaza Regional Shopping
  Center--Brooklyn.............    24.3 acres        766,000/4(1)(2)   $30.73          91%      Sears             2023/2033
                                                                                                Bed Bath &          2013
Rego Park--Queens..............    4.8 acres         351,000/3(1)       29.02         100%        Beyond
                                                                                                Circuit City        2021
                                                                                                Marshalls         2008/2021
                                                                                                Sears               2021
Flushing--Queens (3)...........    44,975 SF         177,000/4(1)          --           --          --              --
                                                                                                An affiliate
Third Avenue--Bronx............    60,451 SF         173,000/4           5.00         100%      of Conway           2023
                                                     ---------

                                                     1,467,000

DEVELOPMENT PROPERTIES
 NEW YORK:
59th Street and Lexington
  Avenue--Manhattan............    84,420 SF                --

Rego Park II--Queens...........    6.6 acres                --

 NEW JERSEY:
Paramus--New Jersey............    30.3 acres               (4)

---------

 (1)  Excludes parking garages.

 (2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.

 (3)  Leased by the Company through January 2027.

 (4) Governmental approvals have been obtained to develop a shopping center at this site containing approximately 550,000 square feet.

Kings Plaza Regional Shopping Center:

        Alexander's has completed a renovation of the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000, of which $27,893,000 has been expended as of December 31, 2000. The remainder of the Center renovation (the exterior) is expected to be completed in 2001.

59th Street and Lexington Avenue:

        Alexander's has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000,000.

        If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

        While Alexander's anticipates that financing will be available after tenants have been obtained for these projects, there can be no assurance that such financing will be obtained, or if obtained, that such financings will be on terms that are acceptable. In addition, it is uncertain as to when these projects will commence.

Paramus:

        Alexander's may develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such development is approximately $100,000,000. Alexander's has received municipal approvals on tentative plans to develop the site. No redevelopment plans have been finalized.

Fordham Road

        On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York for $25,500,000, which resulted in a gain of $19,100,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,500,000 in the first quarter of 2001.

HOTEL PENNSYLVANIA

        The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden. The Company intends to refurbish the Hotel. Under the terms of the mortgage on this property, in connection with the refurbishment, the Company has escrowed $24,000,000 in cash and $29,000,000 through letters of credit. The Hotel Pennsylvania consists of a hotel portion containing 800,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

        The following table presents rental information for the hotel:

                                                            Year Ended December 31,
                                                     --------------------------------------
                                                     2000             1999            1998
                                                     --------------------------------------
            Average occupancy rate...........         76%              80%             79%
            Average daily rate...............       $114             $105            $ 99
            REVPAR...........................       $ 87             $ 84            $ 78


        As of December 31, 2000, the property's retail and office space was 85% and 63% occupied. Twenty-five tenants occupy the retail and commercial space. Annual rent per square foot of retail and office space in 2000 was $45.00 and $17.00. In January 2001, as part of its plan to redevelop the retail portion of the Hotel, the Company paid $750,000 to the Sports Authority to terminate its 44,000 square foot lease which was scheduled to expire in 2009 and contained options to renew for an additional 15 years. In the year ended December 31, 2000, the Sports Authority paid the Company approximately $1,770,000 of rent.

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

        The following table sets forth the real estate owned by the limited partnerships and the Company's interest therein:

                                                         Square Feet (in 000's)
                                                ---------------------------------------------
                                                                Newkirk        Vornado's
                               Number of                       Ownership       Ownership
                               Properties        Total          Interest        Interest
                              ------------  --------------  --------------  -----------------
          Office..........          30            8,399           4,507           1,352
          Retail..........         166            6,963           3,736           1,121
          Other...........          14            5,073           2,722             817
                               -------         --------        --------        --------
                                   210           20,435          10,965           3,290
                               =======         ========        ========        ========


        These properties are located throughout the United States. The tenant leases have a weighted average expiration of 2007 and contain ten to thirty year renewal options at fixed rates.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

        The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At February 1, 2001 the occupancy rate of the properties was 90%. The average term of a tenant's lease is three to five years.

        The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past three years.


                                                              Average
                                                            Annual Rent
                             As of          Occupancy           Per
                          December 31,         Rate         Square Foot
                         -------------      ----------     --------------
                              2000                90%          $ 3.52
                              1999                92%            3.37
                              1998                82%            3.19

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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


                                        PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                      AGE        DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                      ---   -----------------------------------------------------------------------
Steven Roth...........     59   Chairman of the Board, Chief Executive Officer and Chairman of the
                                Executive Committee of the Board; the Managing General Partner of
                                Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander's,
                                Inc. since March 1995 and a Director since 1989; Chairman and CEO of
                                Vornado Operating since 1998.

Michael D. Fascitelli.     44   President and a Trustee since December 1996; Director of Alexander's,
                                Inc. since December 1996; Director of Vornado Operating since 1998;
                                Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman,
                                Sachs & Co., prior to December 1992.

Melvyn H. Blum........     54   Executive Vice President--Development since January 2000; Senior
                                Managing Director at Tishman Speyer Properties in charge of its development activities in the United States from July 1998 to January
                                2000; and Managing Director of Development and Acquisitions at Tishman
                                Speyer Properties prior to July 1998.

Michelle Felman.......     38   Executive Vice President--Acquisitions since September 2000;
                                Independent Consultant to Vornado from October 1997 to September
                                2000; Managing Director-Global Acquisitions and Business Development
                                of GE Capital from 1991 to July 1997.

Irwin Goldberg........     56   Vice President--Chief Financial Officer from January 1998 to February
                                2001; Vice President--Chief Financial Officer of Vornado Operating
                                since 1998; Secretary and Treasurer of Alexander's Inc. since June
                                1999; Partner at Deloitte & Touche LLP from September 1978 to January
                                1998.

Joseph Hakim..........     52   Executive Vice President--Chief Operating Officer since September
                                2000; Chief Executive Officer of the Merchandise Mart Division since
                                April 1998 (date of the Company's acquisition); President and Chief
                                Executive Officer of Merchandise Mart Properties, Inc., the main operating subsidiary of Joseph P. Kennedy Enterprises, Inc. (the predecessor to the Merchandise Mart Division) from 1992 to April 1998.

Joseph Macnow.........     55   Executive Vice President--Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Executive Vice President
                                - Finance and Administration of Vornado Operating since 1998; Vice
                                President-Chief Financial Officer from 1985 to January 1998; Vice
                                President--Chief Financial Officer of Alexander's, Inc. since August
                                1995.

David R. Greenbaum....     49   Chief Executive Officer of the New York Office Division since April
                                1997 (date of the Company's acquisition); President of Mendik Realty
                                (the predecessor to the Mendik Division) from 1990 until April 1997.

Richard T. Rowan......     54   Executive Vice President-Retail Real Estate Division since January
                                1982.

Christopher Kennedy...     37   President of the Merchandise Mart Division since September 2000;
                                Executive Vice President of the Merchandise Mart Division from 1994 to September 2000.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established trading market for the units of the Operating Partnership. At December 31, 2000, there were 3,351 unitholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                       2000        1999       1998        1997        1996
                                                      -------------------------------------------------------
(in thousands, except unit and per unit amounts)
OPERATING DATA
Revenues:
    Property rentals............................      $695,078   $591,270    $425,496   $168,321     $87,424
    Expense reimbursements......................       120,056     96,842      74,737     36,652      26,644
    Other income................................        11,398      8,846       9,627      4,158       2,819
                                                       -------    -------     -------    -------      ------

Total Revenues..................................       826,532    696,958     509,860    209,131      116,887
                                                       -------    -------     -------    -------      -------
Expenses:
    Operating...................................       318,360    282,118     207,171     74,745      36,412
    Depreciation and amortization...............        99,846     83,585      59,227     22,983      11,589
    General and administrative..................        47,911     40,151      28,610     13,580       5,167
    Amortization of officer's deferred
      compensation expense......................            --         --          --     22,917       2,083
                                                       -------   --------     -------    -------      ------

Total Expenses..................................       466,117    405,854     295,008    134,225      55,251
                                                       -------    -------     -------    -------      ------
Operating Income................................       360,415    291,104     214,852     74,906      61,636
Income applicable to Alexander's................        13,053      7,427       3,123      7,873       7,956
Income from partially-owned entities............        90,404     82,310      32,025      4,658       1,855
Interest and other investment income............        32,926     18,359      24,074     23,767       6,643
Interest and debt expense.......................      (170,273)  (141,683)   (114,686)  (42,888)     (16,726)
Net gain on sales of real estate................        10,965         --          --         --          --
Net gain from condemnation proceeding...........            --         --       9,649         --          --
Minority interest...............................        (1,965)    (1,840)       (651)        --          --
                                                       -------    -------     -------    -------      ------
Income before extraordinary item................       335,525    255,677     168,386     68,316      61,364
Extraordinary item..............................        (1,125)        --          --         --          --
                                                       -------    -------     -------    -------      ------
Net income......................................       334,400    255,677     168,386     68,316      61,364
Preferred unit distributions....................       (38,690)   (33,438)    (21,690)   (15,549)         --
Preferential allocations........................       (86,046)   (44,812)    (13,543)    (7,293)         --
                                                       -------    -------     -------    -------      ------
Net income applicable to Class A units..........      $209,664   $177,427    $133,153   $ 45,474     $61,364
                                                      ========   ========    ========   ========   =========

  Income per Class A Unit--basic(1).............      $   2.26   $   1.97    $   1.62   $    .83     $  1.26
  Income per Class A Unit--diluted(1)...........      $   2.20   $   1.94    $   1.59   $    .79     $  1.25
  Cash dividends declared for Class A Unit......      $   1.97   $   1.80    $   1.64   $   1.36     $  1.22


BALANCE SHEET DATA
  Total assets..................................    $6,370,314   $5,479,218  $4,425,779  $2,524,089    $565,204

  Real estate, at cost..........................     4,294,842    3,921,507   3,315,891   1,564,093     397,298

  Accumulated depreciation......................       393,787      308,542     226,816     173,434     151,049

  Debt..........................................     2,656,897    2,048,804   2,051,000     956,654     232,387

  Partners' capital.............................     3,519,417    3,262,630   2,203,054   1,492,329     276,257

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ($ in thousands, except where indicated)

        OVERVIEW

        Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 2000, 1999, and 1998:


                                                                   December 31, 2000
                                           ------------------------------------------------------------------------
                                                                                           Temperature
                                                                             Merchandise   Controlled
                                             Total       Office   Retail        Mart       Logistics   Other(2)
                                           ------------------------------------------------------------------------
  Total revenues........................    $826,532   $472,527    $177,787   $155,213     $     --    $ 21,005
  Total expenses........................     466,117    267,899      73,802      83,006          --      41,410
                                             -------   --------     -------  ---------     --------    ------
  Operating income......................     360,415    204,628     103,985     72,207           --     (20,405)
  Income applicable to Alexander's .....      13,053         --          --         --           --      13,053
  Income from partially-owned entities..      90,404     29,210         667      2,111       28,778(6)   29,638
  Interest and other investment income..      32,926      6,162          --      1,474           --      25,290
  Interest and debt expense.............    (170,273)   (62,162)    (53,180)   (38,566)          --     (16,365)
  Net gain on sale of real estate.......      10,965      8,405       2,560         --           --           -
  Minority interest.....................      (1,965)    (1,933)         --         --           --         (32)
                                              ------   --------     -------- ---------     --------    ---------
  Income before extraordinary item......     335,525    184,310     54,032      37,226       28,778      31,179
  Extraordinary item....................      (1,125)        --     (1,125)         --           --           -
                                              ------    -------     ------   ---------     --------    --------
  Net income............................     334,400    184,310     52,907      37,226       28,778      31,179
  Extraordinary item....................       1,125         --      1,125          --           --           -
  Minority interest.....................       1,965      1,933        --           --           --          32
  Net gain on sale of real estate.......     (10,965)    (8,405)    (2,560)         --           --           -
  Interest and debt expense (4).........     260,573     96,224     55,741      38,566       27,424      42,618
  Depreciation and amortization (4).....     167,268     76,696     18,522      20,627       34,015      17,408
  Straight-lining of rents (4)..........     (30,001)   (19,733)    (2,295)     (5,919)      (1,121)       (933)
  Other.................................      14,510         --     (1,654)      1,358        4,064(3)   10,742(7)
                                              ------    -------     ------   ---------     --------    --------
  EBITDA(1).............................    $738,875   $331,025   $121,786   $  91,858     $ 93,160   $ 101,046
                                            ========   ========   ========   =========     ========    ========

                                                                   December 31, 1999
                                           ---------------------------------------------------------------------
                                                                                       Temperature
                                                                          Merchandise  Controlled
                                             Total      Office   Retail      Mart       Logistics   Other(2)
                                           ---------------------------------------------------------------------
  Total revenues........................    $696,958  379,795  $170,538    $135,921     $     --   $10,704
  Total expenses........................     405,854  227,680    74,062      74,624           --    29,488
                                             -------  -------    ------   ---------     --------    ------
  Operating income......................     291,104  152,115    96,476      61,297           --   (18,784)
  Income applicable to Alexander's .....       7,427       --        --          --           --     7,427
  Income from partially-owned entities..      82,310   19,055       938          --       36,722    25,595
  Interest and other investment income..      18,359    1,786        --         737           --    15,836
  Interest and debt expense.............    (141,683) (49,624)  (27,635)    (29,509)          --   (34,915)
  Minority interest.....................      (1,840)  (1,840)       --          --           --         -
                                              ------   ------   --------    ---------     -------- --------
  Net income............................     255,677  121,492    69,779      32,525       36,722    (4,841)
  Minority interest.....................       1,840    1,840        --          --           --        --
  Interest and debt expense (4).........     226,253   82,460    30,249      29,509       27,520    56,515
  Depreciation and amortization (4).....     143,499   64,702    16,900      17,702       31,044    13,151
  Straight-lining of rents (4)..........     (25,359) (16,386)   (2,120)     (4,740)      (1,698)     (415)
  Other.................................       7,451      365        --          --        2,054(3)  5,032
                                            --------  --------   ------   -----------   -------     -------
  EBITDA(1).............................    $609,361  254,473   114,808    $ 74,996     $ 95,642    69,442
                                            ========  =======   =======   =========     ========    ======

     See supplemental information on page 56 for a summary of net income and EBITDA by segment for the three months ended December 31, 2000 and 1999.

                                                                   December 31, 1998
                                           -------------------------------------------------------------------
                                                                                       Temperature
                                                                          Merchandise  Controlled
                                             Total      Office   Retail      Mart       Logistics   Other(2)
                                           --------------------------------------------------------------------
  Total revenues........................    $509,860 $247,499   $167,155   $ 86,521     $     --   $  8,685
  Total expenses........................     295,008  151,573     70,334     50,761           --     22,340
                                             -------  -------     ------   ---------     --------   -------
  Operating income......................     214,852   95,926     96,821      35,760           --   (13,655)
  Income applicable to Alexander's .....       3,123       --         --          --           --     3,123
  Income from partially-owned entities..      32,025   10,854        258      (1,969)      15,191     7,691
  Interest and other investment income..      24,074    4,467      2,159         639           --    16,809
  Interest and debt expense.............    (114,686) (25,175)   (32,249)    (18,711)          --   (38,551)
  Net gain from insurance settlement
     and condemnation proceeding........       9,649       --         --          --           --     9,649
  Minority interest.....................        (651)    (651)        --          --           --        --
                                             -------   --------   ------   ---------     --------  --------
  Net income............................     168,386   85,421     66,989      15,719       15,191   (14,934)
  Minority interest.....................         651      651        --           --           --         -
  Interest and debt expense (4).........     164,478   40,245     32,709      18,711       26,541    46,272
  Depreciation and amortization (4).....     104,299   39,246     15,520       9,899       33,117     6,517
  Net gain from insurance Settlement
     and condemnation proceeding........      (9,649)      --         --          --           --    (9,649)
  Straight-lining of rents (4)..........     (16,132)  (6,845)    (3,203)     (4,882)          --    (1,202)
  Other.................................      15,055      (79)       --           --        8,872(3) 6,262(5)
                                            -------- ---------   -------   ----------     --------   ------
  EBITDA(1).............................    $427,088 $158,639   $112,015    $ 39,447     $ 83,721  $ 33,266
                                            ======== ========    =======   =========     ========    ======


--------------

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

   (2) Other EBITDA is comprised of:

                                                                  2000           1999            1998
                                                                -----------------------------------------
                 Investment in Newkirk Joint Ventures           $ 50,985        $ 39,796       $  5,379
                 Investments in other partially-owned
                   entities (Hotel Pennsylvania,*
                    Alexander's and other)                        43,067          34,827         25,323
                 Investment Income                                25,290          15,836         16,809
                 Unallocated general and administrative
                    expenses                                     (25,166)        (23,288)       (18,147)
                 Other                                             6,870           2,271          3,902
                                                                --------        --------       --------
                         Total                                  $101,046        $ 69,442       $ 33,266
                                                                ========        ========       ========



                  * The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

   (3) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and (ii) the add back of non-recurring unification costs.

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

   (6) Net of $9,780 of rent not recognized as income.

   (7) Includes the reversal of $4,765 of expenses in connection with a deferred compensation arrangement.

RESULTS OF OPERATIONS

  Years Ended December 31, 2000 and December 31, 1999

        Below are the details of the changes by segment in EBITDA.


                                                                                   Temperature
                                                                       Merchandise  Controlled
                                   Total       Office       Retail        Mart      Logistics      Other
                                -------------------------------------------------------------------------
 Year ended December 31, 1999     $609,361     $254,473    $114,808      $ 74,996    $95,642      $69,442
 2000 Operations:
     Same store operations(1)       65,139       41,860       5,573        13,314     (2,482)(3)    6,874
     Acquisitions and other         64,375       34,692       1,405         3,548         --       24,730
                                  --------     --------    --------      --------    -------      -------
 Year ended December 31, 2000     $738,875     $331,025    $121,786      $ 91,858    $93,160      $101,046
                                  ========     ========    ========      ========    =======      ========
     % increase in same
       store operations          10.7%       16.5%(2)          4.9%         17.8%     (2.6%)(3)       9.9%

------------

   (1) Represents operations, which were owned for the same period in each year.

   (2) Same store percentage increase was 20.0% for the New York City office portfolio and 4.2% for the CESCR portfolio.

   (3) Subsequent to March 11, 1999 (date the operations of the AmeriCold Logistics Company were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

        Total contractual rent was $35,672 and $160,494 for the fourth quarter and the year ended December 31, 2000, of which the tenant deferred $7,500 and $17,044. As at December 31, 2000, the balance of the tenant's deferred rent is as follows:


                                                                   The Company's
                                                     Total             Share
                                                   -----------------------------
         2000:
           Quarter ended December 31                $ 7,500            $ 4,500
           Quarter ended September 30                 4,800              2,880
           Quarter ended June 30                      4,744              2,846
                                                    -------            -------
                                                     17,044             10,226
         1999:
           Quarter ended December 31                  5,400              3,240
                                                    -------            -------
                                                    $22,444            $13,466
                                                    =======            =======

        In addition to the amounts deferred above, $1,956 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

        Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $4,500 of income from this tenant in the quarter ended December 31, 2000 and $9,780 in the year ended December 31, 2000.

        On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations),
(ii) reduce 2002's contractual rent to $150,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

  Revenues

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $826,532 in the year ended December 31, 2000 compared to $696,958 in the prior year, an increase of $129,574. These increases by segment resulted from:

                                     Date of                                         Merchandise
                                   Acquisition      Total      Office     Retail        Mart       Other
                                 --------------------------------------------------------------------------
Property Rentals:
  Acquisitions:
  7 West 34th Street..........    November 2000  $  2,428     $ 2,428    $    --     $      --    $    --
  33 North Dearborn Street....    September 2000    1,535          --         --         1,535         --
  L.A. Mart...................    October 2000      2,709          --         --         2,709         --
  595 Madison Avenue..........    September 1999   10,195      10,195         --            --         --
  Hotel Pennsylvania (20%)....    August 1999       4,638          --         --            --      4,638
  909 Third Avenue............    July 1999        16,223      16,223         --            --         --
  888 Seventh Avenue..........    January 1999        765         765         --            --         --
  Student Housing Complex.....    January 2000      4,227          --         --            --      4,227
  Leasing activity............                     61,088      46,780      3,354        12,021     (1,067)
                                                   ------     --------    -------     ---------    -------
  Total increase in property
  rentals.....................                    103,808      76,391      3,354        16,265      7,798
                                                  -------     --------    -------     ---------    -------
Tenant expense reimbursements:
  Increase in tenant expense
    reimbursements due to
    acquisitions..............                   10,733         9,071         --           899        763
  Other.......................                   12,481         8,319      2,484         1,510        168
                                                 ------      --------    -------     ---------    -------
  Total increase in tenant
   expense reimbursement.......                  23,214        17,390      2,484         2,409        931
                                                 ------      --------    -------     ---------    -------
Other income..................                    2,552           963        719           618        252
                                                  -----       --------    -------     ---------    -------
Total increase in revenues....                 $129,574       $94,744    $ 6,557     $  19,292    $ 8,981
                                                 =======     ========    =======     =========    =======

        The following sets forth certain information for properties the Company owns directly or indirectly, including leasing activity for space previously occupied:

                                           Office                   Merchandise Mart
                                      ------------------          ----------------------  Temperature
                                      New York                                             Controlled
                                       City     CESCR(1)  Retail   Office(2)  Showroom(2)  Logistics
                                    ------------------------------------------------------------------
(square feet and cubic feet in
thousands)
As of December 31, 2000:
  Square feet..................      14,396     4,248    11,293    2,869     5,044        17,495
  Cubic feet...................        --         --       --       --         --        438,900
  Number of properties.........        22         50       55        9         9            88
  Occupancy rate...............        96%       98%       92%      90%       98%          95%
  Leasing Activity:
     For the year ended December 31, 2000:
        Square Feet............      1,407       927      350       378       819           --
        Rent per Square Foot:
          Initial rent (3).....      $45.91    $29.39    $14.73   $30.54    $16.61          --
          Prior escalated rent.      $30.54    $25.97    $13.05   $22.99    $15.91          --
          Percentage increase..       50%        13%      13%      33%        4%            --
As of December 31, 1999:
  Square feet..................      14,028     3,623    11,960    2,414     4,174        16,998
  Cubic feet...................        --         --       --       --         --        428,300
  Number of properties.........        22         39       56        7         7            89
  Occupancy rate...............        95%       99%       92%      93%       98%          95%


---------------

(1) Represents the Company's 34% interest.

(2) The office and showroom space is contained in the same mixed-use properties.

(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

  Expenses

        The Company's expenses were $466,117 in the year ended December 31, 2000, compared to $405,854 the prior year, an increase of $60,263. These increases by segment resulted from:

                                                                     Merchandise
                               Total       Office       Retail         Mart        Other
                               ----------------------------------------------------------------
  Operating:
     Acquisitions...........  $23,639     $ 16,743     $    --         $   2,310    $   4,586
     Same store operations..   12,603       13,374      (2,501)            2,294         (564)
                               ------       ------      ------       -----------    ---------
                               36,242       30,117      (2,501)            4,604        4,022
                               ------       ------      ------       -----------    ---------
  Depreciation and
   amortization:

     Acquisitions..........     5,952       3,735          --                528        1,689
     Same store operations.    10,309       6,197       2,147              2,397         (432)
                               ------       -----       -----        -----------    ---------
                               16,261       9,932       2,147              2,925        1,257
                               ------       -----       -----        -----------    ---------

  General and Administrative:
     Appreciation  in value
      of Vornado shares and
      other securities held
      in officer's deferred
      compensation
       Trust...............    5,105           --          --                --         5,105
     Other expenses........    2,655 (1)      170          94                853        1,538
                               -----        ------     ------        -----------    ---------
                               7,760          170          94                853        6,643
                               -----        ------     ------        -----------    ---------
                              $60,263     $40,219     $  (260)         $   8,382    $  11,922
                               ======      ======      ======         ===========    =========


---------

(1) This increase primarily resulted from higher payroll and professional fees.

        Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $13,053 in the year ended December 31, 2000, compared to $7,427 in the prior year, an increase of $5,626. This increase resulted from interest income on higher outstanding loan balances to Alexander's.

        Income from partially-owned entities was $90,404 in the year ended December 31, 2000, compared to $82,310 in the prior year, an increase of $8,094. This increase by segment resulted from:

                                                                                   Temperature
                               Date of                                Merchandise  Controlled
                             Acquisition   Total     Office   Retail     Mart       Logistics    Other
                            -----------------------------------------------------------------------------
Acquisitions:
  Newkirk Joint Ventures.      Various     $4,604     $   --  $     --  $    --           --       $4,604
  Other..................      Various     (2,750)        --        --       --           --       (2,750)

Increase (decrease) in equity
   in income:
   Temperature Controlled
     Logistics...........                  (7,944)(1)     --        --       --       (7,944)(1)       --
   CESCR.................                   6,907      6,907        --       --           --           --

   Hotel Pennsylvania....                   2,977(2)      --        --       --           --        2,977(2)
   Partially-owned
     office buildings....                   1,089      1,089        --       --           --           --

   Other.................                   3,211      2,159      (271)   2,111           --         (788)
                                            -----      -----    ------   -------     --------       ------

                                           $8,094    $10,155      (271) $ 2,111     $ (7,944)      $4,043
                                           ======    =======      ====  ========     ========      =======

----------

   (1) Reflects $9,780 of rent not recognized in the year ended December 31, 2000.

   (2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.

        Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sales of marketable securities) was $32,926 for the year ended December 31, 2000, compared to $18,359 in the prior year, an increase of $14,567. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

        Interest and debt expense was $170,273 for the year ended December 31, 2000, compared to $141,683 in the prior year, an increase of $28,590. This increase resulted primarily from higher average outstanding balances and higher interest rates during the year.

        Net gain on sale of real estate of $10,965, resulted from (i) sale of three Texas shopping center properties on March 2, 2000, for $25,750, resulting in a gain of $2,560 and (ii) the sale of the Company's Westport Connecticut office property on August 30, 2000 for $24,000 resulting in a gain of $8,405.

        Preferred unit distributions were $38,690 for the year ended December 31, 2000, compared to $33,438 in the prior year, an increase of $5,252. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Units in March 1999 and Series C Cumulative Redeemable Preferred Units in May 1999.

        Preferential allocations to unitholders were $86,046 for the year ended December 31, 2000, compared to $44,812 in the prior year, an increase of $41,234. This increase resulted primarily from the issuance of Series D-6, D-7 and D-8 Cumulative Redeemable Preferred Units to institutional investors during 2000.


        The Company incurred an extraordinary loss of $1,125 in the first quarter of this year due to the write-off of unamortized financing costs in connection with a prepayment of debt.

  Years Ended December 31, 1999 and December 31, 1998

        Below are the details of the changes by segment in EBITDA.


                                                                                    Temperature
                                                                       Merchandise  Controlled
                                   Total       Office       Retail        Mart      Logistics      Other
                                --------------------------------------------------------------------------
 Year ended December 31, 1998     $427,088     $158,639    $112,015      $ 39,447    $83,721      $33,266
 1999 Operations:
     Same store operations(1)       27,410       18,074       3,797         6,556         --      (1,017)
     Acquisitions and other        154,863       77,760      (1,004)       28,993     11,921      37,193
                                  --------     --------    --------      --------    -------      ------
 Year ended December 31, 1999     $609,361     $254,473    $114,808      $ 74,996    $95,642      $69,442
                                  ========     ========    ========      ========    =======      =======
     % increase in same               8.0%        11.4%        3.4%         16.6%       N/A(2)     (3.1)%
       store operations


   (1) Represents operations which were owned for the same period in each year.

   (2) Not comparable because prior to March 11, 1999 (date the operations of the Temperature Controlled Logistics Companies were sold), the Company reflected its equity in the operations of the Temperature Controlled Logistics Companies. Subsequent thereto, the Company reflects its equity in the rent it receives from the Temperature Controlled Logistics Companies.

  Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $696,958 in the year ended December 31, 1999 compared to $509,860 in the prior year, an increase of $187,098. These increases by segment resulted from:

                                     Date of                                         Merchandise
                                   Acquisition      Total      Office     Retail        Mart       Other
                                 -----------------------------------------------------------------------------
Property Rentals:
Acquisitions:

   595 Madison Avenue.........    September
                                  1999          $ 4,202       $ 4,202    $    --     $      --    $    --
   Hotel Pennsylvania (20%)...    August 1999     2,670            --         --            --      2,670
   909 Third Avenue...........    July 1999      11,626        11,626         --            --         --
   888 Seventh Avenue.........    January 1999   22,683        22,683         --            --         --
   Market Square Complex......    December 1998  13,303            --         --        13,303         --
   Mendik RELP Properties.....    December 1998  26,410        26,410         --            --         --
   20 Broad Street............    August 1998     8,112         8,112         --            --         --
   689 Fifth Avenue...........    August 1998     2,152         2,152         --            --         --
   770 Broadway...............    July 1998       5,747         5,747         --            --         --
   40 Fulton Street...........    June 1998       2,605         2,605         --            --         --
   Merchandise Mart
     Properties...............    April 1998     27,227            --         --        27,227         --
   150 East 58th Street.......    March 1998      2,403         2,403         --            --         --
   One Penn Plaza.............    February 1998   5,478         5,478         --            --         --
   Westport...................    January 1998      274           274         --            --         --
                                                 -------     --------    -------     ---------    -------
                                                 134,892       91,692         --        40,530      2,670
Leasing activity..............                    30,426       25,090      2,935         2,806       (405)
                                                 -------     --------    -------     ---------    -------
Total increase in property
 rentals......................                   165,318      116,782      2,935        43,336      2,265
                                                 -------     --------    -------     ---------    -------
Tenant expense reimbursements:
Increase in tenant expense
   reimbursements due to
   acquisitions..............                     12,754        8,462         --         3,922        370
 Other.......................                      2,755          887        448         1,668       (248)
                                                   -----       --------    -------     ---------    -------
Total increase in tenant
   expense reimbursements.....                    15,509        9,349        448         5,590        122
                                                 -------     --------    -------     ---------    -------
Other income..................                     6,271        6,165         --           474       (368)
                                                 -------     --------    -------     ---------    -------
Total increase in revenues....                  $187,098      $132,296   $ 3,383     $  49,400    $ 2,019
                                                 =======     =========   =======     =========    =======

  Expenses

     The Company's expenses were $405,854 in the year ended December 31, 1999, compared to $295,008 in the prior year, an increase of $110,846. These increases by segment resulted from:


                                                                            Merchandise
                                       Total       Office      Retail         Mart         Other
                                     ---------   ---------    --------     -----------   ---------
Operating:
  Acquisitions...................   $   68,828   $  51,291    $     --     $   15,946    $  1,591
  Same store operations..........        6,119       6,234       3,332         (3,316)       (131)
                                    ----------   ---------    --------     ----------    --------
                                        74,947      57,525       3,332         12,630       1,460
                                    ----------   ---------    --------     ----------    --------
Depreciation and amortization:
  Acquisitions...................       17,498      11,180          --          5,756         562
  Same store operations..........        6,860       4,654         334          2,047        (175)
                                    ----------   ---------    --------     ----------    --------
                                        24,358      15,834         334          7,803         387
                                    ----------   ---------    --------     ----------    --------
General and Administrative:
  Corporate expenses(2)..........       11,593       2,748          62(1)       3,430       5,353
  Reduction in value of
    Vornado shares and other
    securities held in
    officer's deferred
    compensation trust...........          (52)         --          --             --         (52)
                                    ----------   ---------    --------     ----------    --------
                                        11,541       2,748          62          3,430       5,301
                                    ----------   ---------    --------     ----------    --------
                                    $  110,846   $  76,107    $  3,728     $   23,863    $  7,148
                                    ==========   =========    ========     ==========    ========

-------------------
(1) Retail general and administrative expenses are included in corporate expenses, which are not allocated.

(2) Of this increase: (i) $2,546 is attributable to acquisitions, (ii) $5,654 resulted from payroll, primarily for additional employees, and corporate office expenses, and (iii) $3,393 resulted from professional fees.

     Income applicable to Alexander's (loan interest income, equity in income
(loss) and depreciation) was $7,427 in the year ended December 31, 1999, compared to $3,123 in the prior year, an increase of $4,304. This increase resulted from lower equity in Alexander's income in the prior year due primarily to the write-off resulting from the razing of its building formerly located at its Lexington Avenue site.

     Income from partially-owned entities was $82,310 in the year ended December 31, 1999, compared to $32,025 in the prior year, an increase of $50,285. This increase by segment resulted from:


                                                                                                         Temperature
                                    Date of                                                Merchandise   Controlled
                                  Acquisition         Total       Office        Retail        Mart        Logistics      Other
                                 ---------------    ---------    ---------    ----------  -------------  -----------   ---------
Acquisitions:
  CESCR......................... March 1999         $ 14,063    $ 14,063      $     --       $    --    $      --      $     --
  Newkirk Joint Ventures........ July 98/Mar. 99      16,510          --            --            --           --        16,510
  Las Catalinas................. November 1998           680          --           680            --           --            --
  Temperature Controlled
    Logistics................... June/July 1998        8,423          --            --            --        8,423            --
  Merchandise Mart
    Management Company.......... April 1998             (207)         --            --          (207)          --            --
                                                    --------     -------      --------       -------    ---------      --------
                                                      39,469      14,063           680          (207)       8,423        16,510
Increase (decrease) in equity
  in income:
   Temperature Controlled
     Logistics..................                      12,528          --            --            --       12,528(1)         --
   Hotel Pennsylvania...........                       1,417          --            --            --           --         1,417(2)
   Partially-owned
     office buildings...........                      (1,533)     (1,533)(3)        --            --           --            --
   Other........................                      (1,596)     (4,329)           --         2,176          580           (23)
                                                    --------     -------      --------       -------    ---------      --------
                                                    $ 50,285     $ 8,201      $    680       $ 1,969    $  21,531      $ 17,904
                                                    ========     =======      ========       =======    =========      ========

--------------------
(1) Primarily reflects equity interest in lease payments (March 11, 1999-December 31, 1999) and equity interest in the operations (January 1, 1999-March 11, 1999) for 1999 in excess of equity in the operations of such companies in 1998.
(2) Reflects the elimination of the Company's equity in income of the commercial portion of the Hotel Pennsylvania which was wholly-owned as of August 5, 1999, and accordingly consolidated.
(3) Reflects the elimination of the Company's equity in income of Two Park Avenue which was wholly-owned as of November 17, 1998 and accordingly consolidated.

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

SUPPLEMENTAL INFORMATION

        THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Below is a summary of net income and EBITDA by segment for the three months ended December 31, 2000 and 1999:


                                                             For The Three Months Ended December 31, 2000
                                        -----------------------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                        Merchandise     Controlled
                                          Total         Office           Retail            Mart          Logistics       Other(3)
                                        --------       --------         --------        -----------     -----------      --------
  Total revenues......................  $216,853       $120,942         $ 47,123         $ 43,048         $     --       $ 5,740
  Total expenses......................   125,509         70,170           19,943           23,887               --        11,509
                                        --------       --------         --------         --------         --------       -------
  Operating income....................    91,344         50,772           27,180           19,161               --        (5,769)
  Income applicable to Alexander's....     5,590             --               --               --               --         5,590
  Income from partially-owned entities    15,957          6,622             (320)          (2,641)           4,094(4)      8,202
  Interest and other investment income    14,657          3,501               --              755               --        10,401
  Interest and debt expense...........   (49,033)       (17,332)         (20,047)         (10,706)              --          (948)
  Net Gain on sale of real estate.....        --             --               --               --               --            --
  Minority interest...................      (495)          (499)              --               --               --             4
                                        --------       --------         --------         --------         --------       -------
  Income before extraordinary item....    78,020         43,064            6,813            6,569            4,094        17,480
  Extraordinary item..................        --             --               --               --               --            --
                                        --------       --------         --------         --------         --------       -------
  Net income..........................    78,020         43,064            6,813            6,569            4,094        17,480
  Extraordinary item..................        --             --               --               --               --            --
  Minority interest...................       495            499               --               --               --            (4)
  Net Gain on sale of real estate.....        --             --               --               --               --            --
  Interest and debt expense (2).......    70,755         25,160           20,663           10,706            6,478         7,748
  Depreciation and amortization (2)...    46,913         21,137            4,345            5,835            9,593         6,003
  Straight-lining of rents (2)........    (5,860)        (3,916)            (318)          (1,396)            (136)          (94)
  Other...............................     7,546            252           (1,923)           1,358            3,706(5)      4,153(6)
                                        --------       --------         --------         --------         --------       -------
  EBITDA(1)...........................  $197,869       $ 86,196         $ 29,580         $ 23,072         $ 23,735       $35,286
                                        ========       ========         ========         ========         ========       =======


                                                              For the Three Months Ended December 31, 1999
                                         -----------------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                          Merchandise    Controlled
                                           Total          Office          Retail             Mart         Logistics        Other(3)
                                         ---------      ---------        -------          ---------       ---------        -------
  Total revenues......................   $ 183,651      $ 103,942        $42,854          $  33,210       $      --        $ 3,645
  Total expenses......................     111,680         62,635         20,860             18,183              --         10,002
                                         ---------      ---------        -------          ---------       ---------        -------
  Operating income....................      71,971         41,307         21,994             15,027              --         (6,357)
  Income applicable to Alexander's....       2,476             --             --                 --              --          2,476
  Income (loss) from partially-owned
   entities...........................      24,015          5,442            298             (1,201)          8,760         10,716
  Interest and other investment income       5,779            494             --                171              --          5,114
  Interest and debt expense...........     (35,697)       (14,180)        (6,032)            (8,178)             --         (7,307)
  Minority interest...................        (387)          (387)            --                 --              --             --
                                         ---------      ---------        -------          ---------       ---------        -------
  Net income..........................      68,157         32,676         16,260              5,819           8,760          4,642
  Minority interest...................         387            387             --                 --              --             --
  Interest and debt expense (2).......      58,346         23,289          6,681              8,178           7,430         12,768
  Depreciation and amortization (2)...      41,604         18,825          4,372              5,061           7,441          5,905
  Straight-lining of rents (2)........      (5,294)        (3,268)          (119)            (1,236)           (527)          (144)
  Other...............................       6,224            407             --                 --           2,306(5)       3,511
                                         ---------      ---------        -------          ---------       ---------        -------
  EBITDA (1)..........................   $ 169,424      $  72,316        $27,194          $  17,822       $  25,410        $26,682
                                         =========      =========        =======          =========       =========        =======

-----------------------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(3)     Other EBITDA is comprised of:

                                                  2000            1999
                                               ----------     -----------
     Investment in Newkirk Joint Ventures      $  13,151       $  15,621
     Investments in other partially-owned
       entities (Hotel Pennsylvania*,
       Alexander's and other)                     16,250          12,706
     Investment Income                            10,401           5,114
     Unallocated general and administrative
       expenses                                   (7,505)         (7,723)
     Other                                         2,989             964
                                               ---------       ---------
               Total                           $  35,286       $  26,682
                                               =========       =========

     * The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.

 (4) Net of $4,500 of rent not recognized as income.
 (5) Includes the reversal of income taxes which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000.
 (6) Net of $2,272, the Company's share of the reversal of Alexander's stock appreciation rights expense.

     Below are the details of the changes by segment in EBITDA.

                                                                             Temperature
                                                                Merchandise  Controlled
                                Total      Office     Retail       Mart       Logistics     Other
                              ---------   --------   --------   -----------  -----------   -------
 Three months ended
     December 31, 1999....    $ 169,424   $ 72,316   $ 27,194    $ 17,822     $25,410      $26,682
 2000 Operations:
     Same store
      operations(1).......       12,898      8,923      1,414       2,102      (1,675)       2,134
     Acquisitions and
      other...............       15,547      4,957        972       3,148          --        6,470
                              ---------   --------   --------    --------     -------      -------
 Three months ended
     December 31, 2000....    $ 197,869   $ 86,196   $ 29,580    $ 23,072     $23,735      $35,286
                              =========   ========   ========    ========     =======      =======
     % increase in same
       store operations...          7.6%      12.3%       5.2%       11.8%       (6.6%)        8.0%

---------------
 (1) Represents operations, which were owned for the same period in each year.
 (2) Same Store percentage increase was 14.4% for the New York City office portfolio and 5.3% for the CESCR portfolio.

     The following table sets forth leasing activity for space previously occupied for the three months ended December 31, 2000:


                                           Office                  Merchandise Mart
                                    -------------------          --------------------
                                    New York
(square feet in thousands)           City     CESCR(1)   Retail  Office(2) Showroom(2)
                                    --------  --------- -------- --------- -----------
 Square Feet...................       325        335       25       13        111
 Rent per Square Foot:
   Initial rent (3)............      $53.34    $30.61    $19.44   $21.93    $21.16
   Prior escalated rent........      $30.12    $25.85    $12.81   $20.12    $21.29
   Percentage increase.........       77%        18%      52%       9%        --

-----------------
(1)     Represents the Company's 34% interest.
(2) The office and showroom space is contained in the same mixed-use properties.
(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

  Year Ended December 31, 2000

     Cash flows provided by operating activities of $249,921 was primarily comprised of (i) income of $334,400 partially offset by (ii) adjustments for non-cash items of $33,852, (iii) the net change in operating assets and liabilities of $40,787 and (iv) the net gain on sale of real estate of $10,965. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $99,846 and (ii) minority interest of $1,965, partially offset by (iii) the effect of straight-lining of rental income of $32,206 and
(iv) equity in net income of partially-owned entities and income applicable to Alexander's of $103,457.

     Net cash used in investing activities of $699,375 was primarily comprised of (i) capital expenditures of $171,782, (ii) investment in notes and mortgages receivable of $144,225, (iii) acquisitions of real estate of $199,860, (iv) investments in partially-owned entities of $99,974, (v) cash restricted of $183,788, of which $173,500 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $47,945 and distributions from partially-owned entities of $68,799.

     Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.

                                                                     Debt       Value of
                                                         Cash       Assumed   Units Issued  Investment
                                                        --------   --------   ------------  ----------
Acquisitions of Real Estate:
  Student Housing Complex (90% Interest).............   $  6,660   $ 17,640     $     --    $  24,300
  33 North Dearborn Street...........................     16,000     19,000           --       35,000
  7 West 34th Street.................................    128,000         --           --      128,000
  L.A. Mart..........................................     44,000     10,000           --       54,000
  Other..............................................      5,200         --           --        5,200
                                                        --------   --------     --------    ---------
                                                        $199,860   $ 46,640     $     --    $ 246,500
                                                        ========   ========     ========    =========

Investments in Partially-Owned Entities:
  Vornado Ceruzzi Joint Venture (80% interest).......   $ 21,940   $     --     $     --    $  21,940
  Additional investment in Newkirk Joint Ventures....      1,334         --        9,192       10,526
  Loan to Alexander's................................     15,000         --           --       15,000
  Alexander's - increase in investment to 33%........      3,400         --           --        3,400
Funding of Development Expenditures:
  Fort Lee (75% interest)............................     10,400         --           --       10,400
  Park Laurel (80% interest).........................     47,900         --           --       47,900
                                                        --------   --------     --------    ---------
                                                        $ 99,974   $     --     $  9,192    $ 109,166
                                                        ========   ========     ========    =========
Investments in Notes and Mortgages receivable:
  Loan to NorthStar Partnership L.P..................   $ 65,000   $     --     $     --    $  65,000
  Loan to Primestone Investment Partners, L.P........     62,000         --           --       62,000
  Advances to Vornado Operating Company..............     15,251         --           --       15,251
  Other..............................................      1,974         --           --        1,974
                                                        --------   --------     --------    ---------
                                                        $144,225   $     --     $     --    $ 144,225
                                                        ========   ========     ========    =========


                                                         New York             Merchandise
                                              Total     City Office  Retail      Mart         Other
                                            ---------   -----------  ------   -----------    -------
Capital expenditures:

   Expenditures to maintain the
     assets...........................      $ 33,113     $ 15,661    $  414     $11,437      $ 5,601
   Tenant allowances..................        60,850       51,017     3,307       6,301          225
                                            --------     --------    ------     -------      -------

   Total recurring capital
     expenditures.....................        93,963       66,678     3,721      17,738        5,826
   Redevelopment and development
     expenditures.....................        63,348       40,124     3,600      19,624           --
   Corporate..........................        14,471           --        --          --       14,471
                                            --------     --------    ------     -------      -------
                                            $171,782     $106,802    $7,321     $37,362      $20,297
                                            ========     ========    ======     =======      =======

     In addition to the expenditures noted above, the Company recorded leasing commissions of $26,133 in the year ended December 31, 2000, of which $24,333 was attributable to New York City Office properties, $647 was attributable to Retail properties and $1,153 was attributable to Merchandise Mart properties.

     Net cash provided by financing activities of $473,813 was primarily comprised of (i) proceeds from borrowings of $1,195,108, (ii) proceeds from issuance of preferred units of $204,750, partially offset by, (iii) repayments of borrowings of $633,655, (iv) dividends paid on Class A Units of $183,051, (v) distributions on preferred units of $35,815, and (vi) preferential allocations of $66,034.

  Year Ended December 31, 1999

     Cash flows provided by operating activities of $176,895 were comprised of
(i) net income of $255,677 and (ii) adjustments for non-cash items of $27,875 offset by (iii) the net change in operating assets and liabilities of $50,907 (primarily prepaid expenses). The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $83,585, partially offset by
(ii) the effect of straight-lining of rental income of $29,587 and (iii) equity in income of partially-owned entities of $82,310.

     Net cash used in investing activities of $494,204 was primarily comprised of (i) capital expenditures of $153,591 (see detail below), (ii) investment in mortgage loans receivable of $59,787 (including $41,200 loan to CAPI and $18,587 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654 (see detail below) and (iv) investments in partially-owned entities of $118,409 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769 and (vii) proceeds from the repayment of mortgage loans receivable of $20,751 (of which $14,000 is from Vornado Operating Company).

     Acquisitions of real estate and investments in partially-owned entities are comprised of:



                                                                Debt     Value of Units
                                                   Cash        Assumed      Issued        Investment
                                                 --------      --------  --------------   ----------
Real Estate:
   595 Madison Avenue..........................  $125,000      $     --   $      --       $  125,000
   909 Third Avenue............................    12,400       109,000       1,600          123,000
   888 Seventh Avenue..........................    45,000        55,000          --          100,000(1)
   GreenPoint leasehold interest...............    37,300            --          --           37,300
   Other.......................................     4,954            --          --            4,954
                                                 --------      --------   ---------       ----------
                                                 $224,654      $164,000   $   1,600       $  390,254
                                                 ========      ========   =========       ==========
Investments in Partially Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Increase in investment to 34%.............  $     --      $     --   $ 242,000       $  242,000
     Reacquired units from Vornado Operating
       Company.................................    13,200            --          --           13,200
     Crystal City hotel land...................        --            --       8,000            8,000
   Additional investment in Newkirk Joint
     Ventures..................................    16,420            --      50,500           66,920
   Hotel Pennsylvania - increase in investment
     to 100%...................................    18,000        24,000          --           42,000
   Alexander's - increase in investment to 32%      8,956            --          --            8,956
   Loan to Alexander's ........................    50,000            --          --           50,000
   Loan to Temperature Controlled Logistics.        9,000            --          --            9,000
   Other.......................................     2,833            --          --            2,833
                                                 --------      --------   ---------       ----------
                                                 $118,409      $ 24,000   $ 300,500       $  442,909
                                                 ========      ========   =========       ==========

--------------------
(1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:

                                                               New
                                                            York City                Merchandise
                                               Total          Office     Retail         Mart        Other
                                             ---------      ---------   --------     ------------  --------
Expenditures to maintain the assets..        $ 27,251        $13,176      $1,945       $   8,221     $3,909
Tenant allowances....................          40,242         20,890         927          18,384         41
Redevelopment and Development
  expenditures.......................          86,098         52,288(1)   19,281          14,529         --
                                             --------        -------     -------       ---------     ------
                                             $153,591        $86,354     $22,153       $  41,134     $3,950
                                             ========        =======     =======       =========     ======

------------------
(1) Includes $27,544 to buyout the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

     In addition to the expenditures noted above, the Company recorded leasing commissions of $16,853 in the year ended December 31, 1999, of which $14,003 was attributable to New York City Office properties, $638 was attributable to Retail properties and $2,212 was attributable to Merchandise Mart properties.

     Net cash provided by financing activities of $262,131 was primarily comprised of (i) proceeds from issuance of preferred units of $192,953, (ii) proceeds from issuance of limited partnerships units of $525,013 and (iii) proceeds from borrowings of $455,000 partially offset by, (iv) repayments of borrowings of $668,957, (v) distributions on Class A units of $161,569, (vi) distributions on preferred units of $30,563, and (vii) preferential allocations of $44,145.

    Year Ended December 31, 1998

     Cash flows provided by operating activities of $189,406 were primarily comprised of (i) income of $168,386 (net income of $152,854 less net gain from insurance settlement and condemnation proceeding of $9,649), (ii) adjustments for non-cash items of $11,474, and (iii) the net change in operating assets and liabilities of $18,544. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $59,227, partially offset by
(ii) the effect of straight-lining of rental income of $17,561 and (iii) equity in net income of partially-owned entities of $32,025.

     Net cash used in investing activities of $1,257,367 was primarily comprised of (i) acquisitions of real estate of $896,800 (see detail below), (ii) investments in partially-owned entities of $308,000 (see detail below), (iii) capital expenditures of $68,085 (see detail below) and investments in securities of $73,513 (including purchase of Capital Trust Preferred Stock of $48,700), partially offset by (iv) proceeds from the repayment of mortgage loans receivable of $57,600.

     Acquisitions of real estate and investments in partially-owned entities were comprised of:


                                                                           Value of
                                                               Debt        Shares or
                                                   Cash       Assumed     Units Issued  Investment
                                               -----------  -----------  -------------  ----------
Real Estate:
   Merchandise Mart Properties..............     $187,000     $327,000    $ 116,000    $  630,000
   One Penn Plaza...........................      317,000       93,000           --       410,000
   770 Broadway ............................      131,000           --       18,000       149,000
   150 East 58th Street.....................      118,000           --           --       118,000
   40 Fulton Street.........................       38,000           --           --        38,000
   888 Seventh Avenue.......................       17,000           --           --        17,000(1)
   689 Fifth Avenue.........................       33,000           --           --        33,000
   Mendik RELP Properties...................       31,000       46,000       29,000       106,000
   Market Square Complex....................       11,000       60,000       44,000       115,000
   Other....................................       13,800           --           --        13,800
                                                 --------     --------    ---------    ----------
                                                 $896,800     $526,000    $ 207,000    $1,629,800
                                                 ========     ========    =========    ==========
Investments in Partially-Owned Entities:
   Hotel Pennsylvania (acquisition of
   additional 40% interest increasing
   ownership to 80%)........................     $ 22,000     $ 48,000    $      --    $   70,000
   570 Lexington Avenue
     (increased interest from 5.6% to
     approximately 50%).....................       32,300        4,900           --        37,200
   Acquisition of Freezer Services, Inc.
     (60% interest).........................       58,000       16,000        6,000        80,000
   Reduction in Temperature Controlled
    Logistics...............................
   Companies debt (60% interest)............       44,000           --           --        44,000
   Acquisition of Carmar Group (60%
    interest)...............................       86,400        8,400           --        94,800
   Investment in Newkirk Joint Ventures.....       56,000           --           --        56,000
   Las Catalinas Mall (50% interest)........           --       38,000           --        38,000
   Other....................................        9,300           --           --         9,300
                                                 --------     --------    ---------    ----------
                                                 $308,000     $115,300    $   6,000    $  429,300
                                                 ========     ========    =========    ==========

---------------------------
(1)     Acquisition was completed in 1999 for a total of $117,000.

Capital expenditures were comprised of:


                                                            New
                                                         York City           Merchandise
                                                 Total     Office    Retail      Mart       Other
                                                ------   ---------   ------  -----------    -----
 Expenditures to maintain the assets.......     $14,460   $ 4,975    $3,138    $5,273      $1,074
 Tenant allowances.........................      53,625    46,187     2,397     5,041          --
                                                -------   -------    ------    ------      ------

                                                $68,085   $51,162    $5,535    $10,314     $1,074
                                                =======   =======    ======    =======     ======

     In addition to the expenditures noted above, the Company recorded leasing commissions of $17,142 in the year ended December 31, 1998, of which $13,299 was attributable to New York City Office properties, $763 was attributable to Retail properties and $3,080 was attributable to Merchandise Mart properties.

     Net cash provided by financing activities of $879,815 was primarily comprised of (i) proceeds from borrowings of $1,427,821, (ii) proceeds from the issuance of Class A units of $445,247 and (iii) proceeds from the issuance of preferred units of $85,313, partially offset by (iv) repayment of borrowings of $883,475, (v) dividends paid on Class A units of $156,429 and (vi) distributions on preferred units of $18,816.

  Certain Cash Requirements

     The Company has budgeted approximately $101,017 for capital expenditures (excluding acquisitions) over the next year as follows:

                                                                                        Temperature
                                                    New York             Merchandise    Controlled
                                       Total      City Office    Retail     Mart         Logistics     Other
                                     ----------   -----------   -------  -----------    -----------  --------
        Expenditures to maintain
          the assets                 $ 66,036      $ 21,969      $5,580    $14,018       $5,700(1)   $18,769(2)
        Tenant allowances              34,981        21,349       1,847     11,785           --           --
                                     --------      --------      ------    -------       ------      -------

                                     $101,017      $ 43,318      $7,427    $25,803       $5,700      $18,769
                                     ========      ========      ======    =======       ======      =======

-------------------------
(1) Represents the Company's 60% share of the Vornado/Crescent Partnerships, obligation to fund $9,500 of capital expenditures per annum.
(2) Includes $11,269 in connection with the Hotel Pennsylvania.

     In addition to the expenditures noted above, the Company has budgeted leasing commissions of $12,900, of which $11,000 is attributable to New York City Office properties and $1,900 is attributable to Merchandise Mart properties.

     Tenant allowances and leasing commissions for the New York City Office properties approximate $17.00 per square foot for renewal space and $42.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

     In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain development and redevelopment projects for which it has budgeted approximately $258.8 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $258.8 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

     No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, CESCR, or Newkirk, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is prohibited by its loan agreements from paying dividends. In 2001, the Company expects to receive at a minimum, preferred distributions from CESCR of approximately $15 million (a blended yield of 6.2%) and common distributions of approximately $4.1 million based on 2000's dividend rate. The minimum preferred distribution rate increases from 6.2% in 2001 to 6.46% in 2002 and 6.5% thereafter. Further, the Company will receive distributions of approximately $8.5 million from its investment in the Newkirk Joint Ventures.

Financing Activities

CORPORATE

     On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility.

     On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700 and pays a commitment fee quarterly, over the remaining term of the facility of .20% per annum on the facility amount.

     On May 1, 2000 the Company sold an aggregate of $21,000 of 8.25% Series D-6 Cumulative Redeemable Preferred Units in the Operating Partnership to an institutional investor in a private placement, resulting in net proceeds of approximately $20,475. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 1, 2005.

     On May 25, 2000 the Company sold an aggregate of $180,000 of 8.25% Series D-7 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in a private placement, resulting in net proceeds of approximately $175,500. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on May 25, 2005.

     On December 8, 2000, the Company sold an aggregate of $9,000 of 8.25% Series D-8 Cumulative Redeemable Preferred Units in the Operating Partnership to institutional investors in a private placement, resulting in net proceeds of approximately $8,775. The Perpetual Preferred Units may be called without penalty at the option of the Operating Partnership commencing on December 8, 2005.

OFFICE

     On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (8.21% at December 31, 2000).

     On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.16% at December 31, 2000) and matures on August 1, 2002. At December 31, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

     On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.


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

ACQUISITION ACTIVITY

     As a result of acquisitions, the book value of the Company's assets have grown from $5,479,218 at December 31, 1999 to $6,370,314 at December 31, 2000.

  World Trade Center

     On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.

     The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow at a relatively fast pace. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common shares, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     In 2001, the Company will reclassify a previously recognized charge of approximately $4,000 from other comprehensive income to income, relating to the market-to-market on public and private technology company warrants, as the cumulative effect of adopting Statement 133. The Company does not currently anticipate utilizing hedge accounting for its derivative positions following the adoption of Statement 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per unit amounts)

                                                     2000                                 1999
                                   ------------------------------------------  -------------------------
                                                    Weighted     Effect of                     Weighted
                                                    Average      1% Change                     Average
                                    December 31,    Interest      In Base      December 31,    Interest
                                      Balance         Rate         Rates         Balance         Rate
                                   -------------  -----------  --------------  -------------  ----------
Wholly-owned debt:
      Variable rate.............   $ 1,593,751        8.00%     $   15,938(1)  $ 1,275,168       7.59%
      Fixed rate................     1,063,146        7.61%             --         773,636       7.02%
                                   -----------                  ----------     -----------
                                   $ 2,656,897                      15,938     $ 2,048,804
                                   ===========                  ----------     ===========

Partially-owned debt:
      Variable rate.............   $   204,462        8.40%          2,045     $    85,380       8.02%
      Fixed rate................     1,123,926        7.54%             --       1,109,185       7.72%
                                   -----------                  ----------     -----------
                                   $ 1,328,388                       2,045     $ 1,194,565
                                   ===========                  ----------     ===========

Preferential Allocations........                                    (2,608)
                                                                ----------

Total decrease in the
  Company's annual net income...                                $   15,375
                                                                ==========
    Per Class A unit-diluted....                                $      .17
                                                                ==========

     The fair value of the Company's debt at December 31, 2000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

     In July 1998, the Company entered into an interest rate cap agreement to reduce the impact of changes in interest rates on its $275,000 One Penn Plaza loan. The agreement caps the Company's interest rate in the event that LIBOR increases above 8.5% through January 20, 2000 and 9% thereafter, until the termination date of the cap agreement on July 30, 2001 (the debt matures in June
2002). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty. The fair value of the interest rate cap agreement at December 31, 2000 approximates its cost.

     On September 21, 1999, the Company bought an interest rate cap, capping the interest rate on its $250,000 Merchandise Mart loan in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap to a third party on the same terms as the cap the Company purchased.

----------------------------
 (1) Excludes the effect of a $173,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Independent Auditors' Report................................................................        67
Consolidated Balance Sheets at December 31, 2000 and 1999...................................        68
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998......        69
Consolidated Statements of Partners' Capital for the years ended December 31, 2000, 1999
  and 1998..................................................................................        70
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..        72
Notes to Consolidated Financial Statements..................................................        73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
New York, New York

     We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 1, 2001

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 2000         1999
                                                                              ----------   ----------
(amounts in thousands, except unit and per unit amounts)
                                   ASSETS
Real estate, at cost:
  Land .................................................................      $  870,023   $  826,477
  Buildings and improvements............................................       3,395,024    3,080,174
  Leasehold improvements and equipment..................................          29,795       14,856
                                                                              ----------   ----------
       Total............................................................       4,294,842    3,921,507
  Less accumulated depreciation and amortization........................        (393,787)    (308,542)
                                                                              ----------   ----------
       Real estate, net.................................................       3,901,055    3,612,965
Cash and cash equivalents, including U.S. government obligations under
  repurchase agreements of $27,793 and $43,675..........................         136,989      112,630
Escrow deposits and restricted cash.....................................         214,359       30,571
Marketable securities...................................................         120,340      106,503
Investments and advances to partially-owned entities, including
  Alexander's of $178,413 and $159,148..................................       1,459,211    1,315,387
Due from officers.......................................................          20,549       17,190
Accounts receivable, net of allowance for doubtful accounts
  of $9,343 and $7,292..................................................          47,937       36,408
Notes and mortgage loans receivable.....................................         188,722       49,719
Receivable arising from the straight-lining of rents....................         111,504       79,298
Deposits in connection with real estate acquisitions....................           3,309        8,128
Other assets............................................................         166,339      110,419
                                                                              ----------   ----------
                                                                              $6,370,314   $5,479,218
                                                                              ==========   ==========
                      LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable.............................................      $2,231,897   $1,681,804
Revolving credit facility...............................................         425,000      367,000
Accounts payable and accrued expenses...................................         130,464      107,036
Officer's compensation payable..........................................          38,424       34,996
Deferred leasing fee income.............................................           7,852        8,349
Other liabilities.......................................................           1,798        2,634
                                                                              ----------   ----------
  Total liabilities.....................................................       2,835,435    2,201,819
                                                                              ----------   ----------
Minority interest of unitholders in the Operating Partnership...........          15,462       14,769
                                                                              ----------   ----------
Commitments and contingencies
Partners' Capital:
  Equity................................................................       3,634,913    3,385,857
  Accumulated deficit...................................................         (90,366)    (116,979)
                                                                              ----------   ----------
                                                                               3,544,547    3,268,878
  Accumulated other comprehensive loss..................................         (20,426)      (1,448)
  Due from officers for purchase of common units of beneficial interest.          (4,704)      (4,800)
                                                                              ----------   ----------
       Total partners' capital..........................................       3,519,417    3,262,630
                                                                              ----------   ----------
                                                                              $6,370,314   $5,479,218
                                                                              ==========   ==========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      2000        1999         1998
                                                                   ---------    ---------    ---------
(amounts in thousands, except per share amounts)
Revenues:
   Property rentals............................................    $ 695,078    $ 591,270    $ 425,496
   Expense reimbursements......................................      120,056       96,842       74,737
   Other income (including fee income from
       related parties of $1,978, $1,857 and $2,327)...........       11,398        8,846        9,627
                                                                   ---------    ---------    ---------
Total revenues.................................................      826,532      696,958      509,860
                                                                   ---------    ---------    ---------
Expenses:
   Operating...................................................      318,360      282,118      207,171
   Depreciation and amortization...............................       99,846       83,585       59,227
   General and administrative..................................       47,911       40,151       28,610
                                                                   ---------    ---------    ---------
Total expenses.................................................      466,117      405,854      295,008
                                                                   ---------    ---------    ---------
Operating income...............................................      360,415      291,104      214,852
Income applicable to Alexander's...............................       13,053        7,427        3,123
Income from partially-owned entities...........................       90,404       82,310       32,025
Interest and other investment income...........................       32,926       18,359       24,074
Interest and debt expense......................................     (170,273)    (141,683)    (114,686)
Net gain on sales of real estate...............................       10,965           --           --
Net gain from insurance settlement and condemnation proceeding.           --           --        9,649
Minority interest..............................................       (1,965)      (1,840)        (651)
                                                                   ---------    ---------    ---------
Income before extraordinary item...............................      335,525      255,677      168,386
Extraordinary item.............................................       (1,125)          --           --
                                                                   ---------    ---------    ---------
Net income.....................................................      334,400      255,677      168,386
Preferred unit distributions (including accretion of issuance
   expenses of $2,875 in 2000, 1999 and 1998)                        (38,690)     (33,438)     (21,690)
Preferential allocations.......................................      (86,046)     (44,812)     (13,543)
                                                                   ---------    ---------    ---------
NET INCOME applicable to Class A units.........................    $ 209,664    $ 177,427    $ 133,153
                                                                   =========    =========    =========
NET INCOME PER CLASS A UNIT-BASIC..............................    $    2.26    $    1.97    $    1.62
                                                                   =========    =========    =========
NET INCOME PER CLASS A UNIT -DILUTED...........................    $    2.20    $    1.94    $    1.59
                                                                   =========    =========    =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                              LIMITED        GENERAL                     ACCUMULATED OTHER
                                               PREFERRED    PARTNERSHIP     PARTNER'S                     COMPREHENSIVE
                                                 UNITS         UNITS          UNITS           DEFICIT         LOSS
                                               ----------   -----------   ------------      ----------   -----------------
(amounts in thousands except unit amounts)
BALANCE, JANUARY 1, 1998..................     $  279,884   $   178,567   $  1,149,272      $ (109,561)     $    (840)

Net Income................................             --            --             --         168,386             --
Distributions to preferred unitholders
   ($2.37 per unit).......................             --            --             --         (21,690)            --
Distributions to Class A unitholders
   ($1.64 per unit).......................             --            --             --        (133,099)            --
Net proceeds from issuance of
   Class A units..........................             --            --        444,563              --             --
Preferential allocations to unitholders...             --            --             --         (13,543)            --
Limited partnership units issued in
   connection with acquisitions...........             --       190,962             --              --             --
Net proceeds from issuance of
   limited partnership units..............             --        85,312             --              --             --
Class A units issued in connection with
   Mendik RELP properties acquisition.....             --            --         29,063              --             --
Class A units issued under employees'
   share plan.............................             --            --            909              --             --
Conversion of limited partnership units to
   Class A units..........................             --       (32,780)        32,780              --             --
Capital contribution to
   Vornado Operating Company..............             --        (1,685)            --         (23,330)            --
Accretion of issuance expenses on
   preferred units........................          2,874            --             --              --             --
Class A units issued in connection
   with dividend reinvestment ............             --            --             24              --             --
Change in unrealized (losses)
   on securities available for sale.......             --            --             --              --         (5,047)
Appreciation of securities held
   in officer's deferred compensation trust            --            --             --              --        (10,464)
Pension obligations.......................             --            --             --              --         (2,606)
Forgiveness of amount due
   from Officers..........................             --            --             --              --             --
                                               ----------   -----------   ------------      ----------      ---------
BALANCE, DECEMBER 31, 1998                     $  282,758   $   420,376   $  1,656,611      $ (132,837)     $ (18,957)
                                               ==========   ===========   ============      ==========     ==========

                                               DUE (TO)            TOTAL
                                                 FROM             PARTNERS'           COMPREHENSIVE
                                               OFFICERS            CAPITAL               INCOME
                                               --------        ---------------        -------------
(amounts in thousands except unit amounts)
BALANCE, JANUARY 1, 1998..................     $ (4,993)         $ 1,492,329            $  68,474
                                                                                        =========
Net Income................................           --              168,386            $ 168,386
Distributions to preferred unitholders
   ($2.37 per unit).......................           --              (21,690)                  --
Distributions to Class A unitholders
   ($1.64 per unit).......................           --             (133,099)                  --
Net proceeds from issuance of
   Class A units..........................           --              444,563                   --
Preferential allocations to unitholders...           --              (13,543)                  --
Limited partnership units issued in
   connection with acquisitions...........           --              190,962                   --
Net proceeds from issuance of
   limited partnership units..............           --               85,312                   --
Class A units issued in connection with
   Mendik RELP properties acquisition.....           --               29,063                   --
Class A units issued under employees'
   share plan.............................           --                  909                   --
Conversion of limited partnership units to
   Class A units..........................           --                   --                   --
Capital contribution to
   Vornado Operating Company..............           --              (25,015)                  --
Accretion of issuance expenses on
   preferred units........................           --                2,874                   --
Class A units issued in connection
   with dividend reinvestment ............           --                   24                   --
Change in unrealized (losses)
   on securities available for sale.......           --               (5,047)              (5,047)
Appreciation of securities held
   in officer's deferred compensation trust          --              (10,464)             (10,464)
Pension obligations.......................           --               (2,606)              (2,606)
Forgiveness of amount due
   from Officers..........................           96                   96                   --
                                               --------          -----------            ---------
BALANCE, DECEMBER 31, 1998                     $ (4,897)         $ 2,203,054            $ 150,269
                                               ========          ===========            =========

                       See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                                                ACCUMULATED
                                                                 LIMITED       GENERAL                            OTHER
                                                 PREFERRED       PARTNERS     PARTNER'S      ACCUMULATED      COMPREHENSIVE
                                                   UNITS          UNITS         UNITS          DEFICIT             LOSS
                                                 ---------     ----------     ----------     ------------     --------------
(amounts in thousands except unit amounts)


BALANCE, DECEMBER 31, 1998...............          $282,758     $ 420,376    $1,656,611        $(132,837)        $(18,957)

Net Income...............................                --            --            --          255,677               --
Distributions paid on Preferred units
  Series A Preferred units
   ($3.25 per unit)......................                --            --            --          (21,690)              --
  Series B Preferred units
   ($1.68 per unit)......................                --            --            --           (5,720)              --
  Series C Preferred units
   ($1.31 per share).....................                --            --            --           (6,028)              --
Net proceeds from issuance of preferred
  units..................................           192,953            --            --               --               --
Net proceeds from issuance of limited
  partnership units......................                --       525,456            --               --               --
Distributions paid on Class A units
  ($1.80 per unit).......................                --            --            --         (161,569)              --
Class A units issued under employees'
  share plan.............................                --            --         2,463               --               --
Preferential allocations to
  unitholders............................                --            --            --          (44,812)              --
Limited partnership units issued in
  connection with acquisitions ..........                --       301,688            --               --               --
Conversion of limited partnership units
  to Class A units.......................                --       (40,258)       40,258               --               --
Accretion of issuance expenses on
  preferred units........................             2,874            --            --               --               --
Class A units issued in connection with
  dividend reinvestment plan ............                --            --           678               --               --
Change in unrealized net loss
  on securities available for sale ......                --            --            --               --           15,603
Depreciation of securities held
  in officer's deferred compensation
  trust..................................                --            --            --               --              579
Pension obligations......................                --            --            --               --            1,327
Forgiveness of amount due
  from officers..........................                --            --            --               --               --
                                                   --------     ----------   ----------         --------         --------
BALANCE, DECEMBER 31, 1999...............           478,585     1,207,262     1,700,010         (116,979)          (1,448)

Net Income...............................                --            --            --          334,400               --
Distributions paid on Preferred units
  Series A Preferred units
   ($3.25 per unit)......................                --            --            --          (21,689)              --
  Series B Preferred units
   ($1.68 per unit)......................                --            --            --           (7,225)              --
  Series C Preferred units
   ($1.31 per share).....................                --            --            --           (9,776)              --
Net proceeds from issuance of limited
  partnership units......................                --       204,750            --               --               --
Distributions paid on Class A units
  ($1.97 per unit).......................                --            --            --         (183,051)              --
Class A units issued under employees'
  share plan.............................                --            --         9,928                                --
Preferential allocations to unitholders..                --        21,285            --          (86,046)              --
Limited partnership units issued in
  connection with acquisitions ..........                --         9,192            --               --               --
Conversion of limited partnership units
  to Class A units.......................                --        (1,792)        1,792               --               --
Accretion of issuance expenses on
  preferred units........................             2,875            --            --               --               --
Class A units issued in connection with
  dividend reinvestment plan ............                --            --         1,026               --               --
Change in unrealized net loss
  on securities available for sale ......                --            --            --               --          (18,399)
Appreciation of securities held
  in officer's deferred compensation
  trust..................................                --            --            --               --             (579)
Forgiveness of amount due
  from officers..........................                --            --                             --               --
                                                   --------     ----------   ----------        ---------         --------
BALANCE DECEMBER 31, 2000................          $481,460     $1,440,697   $1,712,756        $ (90,366)        $(20,426)
                                                   ========     ==========   ==========        =========         ========


                                                       DUE
                                                      FROM           TOTAL PARTNERS'           COMPREHENSIVE
                                                    OFFICERS            CAPITAL                    INCOME
                                                    --------         ---------------           --------------
(amounts in thousands except unit amounts)

BALANCE, DECEMBER 31, 1998...............            $(4,897)          $2,203,054                  $150,269
                                                                                                   ========
Net Income...............................                 --              255,677                  $255,677
Distributions paid on Preferred units
  Series A Preferred units
   ($3.25 per unit)......................                 --              (21,690)                       --
  Series B Preferred units
   ($1.68 per unit)......................                 --               (5,720)                       --
  Series C Preferred units
   ($1.31 per share).....................                 --               (6,028)                       --
Net proceeds from issuance of preferred
  units..................................                 --              192,953                        --
Net proceeds from issuance of limited
  partnership units......................                 --              525,456
Distributions paid on Class A units
  ($1.80 per unit).......................                 --             (161,569)                       --
Class A units issued under employees'
  share plan.............................                 --                2,463                        --
Preferential allocations to
  unitholders............................                 --              (44,812)                       --
Limited partnership units issued in
  connection with acquisitions ..........                 --              301,688                        --
Conversion of limited partnership units
  to Class A units.......................                 --                   --                        --
Accretion of issuance expenses on
  preferred units........................                 --                2,874                        --
Class A units issued in connection with
  dividend reinvestment plan ............                 --                  678                        --
Change in unrealized net loss
  on securities available for sale ......                 --               15,603                    15,603
Depreciation of securities held
  in officer's deferred compensation
  trust..................................                 --                  579                       579
Pension obligations......................                 --                1,327                     1,327
Forgiveness of amount due
  from officers..........................                 97                   97                        --
                                                     -------           ----------                  --------
BALANCE, DECEMBER 31, 1999...............             (4,800)           3,262,630                  $273,186
                                                                                                   ========
Net Income...............................                 --              334,400                  $334,400
Distributions paid on Preferred units
  Series A Preferred units
   ($3.25 per unit)......................                 --              (21,689)                       --
  Series B Preferred units
   ($1.68 per unit)......................                 --               (7,225)                       --
  Series C Preferred units
   ($1.31 per share).....................                 --               (9,776)                       --
Net proceeds from issuance of limited
  partnership units......................                 --              204,750                        --
Distributions paid on Class A units
  ($1.97 per unit).......................                 --             (183,051)                       --
Class A units issued under employees'
  share plan.............................                 --                9,928                        --
Preferential allocations to unitholders..                 --              (64,761)                       --
Limited partnership units issued in
  connection with acquisitions ..........                 --                9,192                        --
Conversion of limited partnership units
  to Class A units.......................                 --                   --                        --
Accretion of issuance expenses on
  preferred units........................                 --                2,875                        --
Class A units issued in connection with
  dividend reinvestment plan ............                 --                1,026                        --
Change in unrealized net loss
  on securities available for sale ......                 --              (18,399)                  (18,399)
Appreciation of securities held
  in officer's deferred compensation
  trust..................................                 --                 (579)                     (579)
Forgiveness of amount due
  from officers..........................                 96                   96                        --
                                                     -------           ----------                  --------
BALANCE DECEMBER 31, 2000................            $(4,704)          $3,519,417                  $315,422
                                                     =======           ==========                  ========



                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                2000                  1999               1998
                                                                             -----------         -----------         -----------
(amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................        $   334,400         $   255,677         $   168,386
   Adjustments to reconcile net income to net cash provided
     by operations:
       Extraordinary item ...........................................              1,125                  --                  --
       Depreciation and amortization (including debt issuance
         costs) .....................................................             99,846              83,585              59,227
       Straight-lining of rental income .............................            (32,206)            (29,587)            (17,561)
       Net gain on sales of real estate .............................            (10,965)                 --                  --
       Minority interest ............................................              1,965               1,840                 651
       Equity in (income) loss  of Alexander's ......................            (13,053)             (1,021)              3,363
       Equity in income of partially-owned entities .................            (90,404)            (82,310)            (32,025)
       Gain on marketable securities ................................                 --                (382)             (1,530)
       Gain from insurance settlement and condemnation
        proceeding ..................................................                 --                  --              (9,649)
       Changes in operating assets and liabilities ..................            (40,787)            (50,907)             18,544
                                                                             -----------         -----------         -----------
Net cash provided by operating activities ...........................            249,921             176,895             189,406
                                                                             -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of real estate and other ............................           (199,860)           (224,654)           (896,800)
   Additions to real estate .........................................           (171,782)           (171,139)            (68,085)
   Investments in partially-owned entities ..........................            (99,974)           (118,409)           (308,000)
   Proceeds from sale of real estate ................................             47,945                  --                  --
   Proceeds from sale of Temperature Controlled Logistics assets ....                 --              22,769                  --
   Investments in mortgage loans receivable .........................           (144,225)            (59,787)             (6,620)
   Repayment of mortgage loans receivable ...........................              5,222              20,751              57,600
   Cash restricted, primarily mortgage escrows ......................           (183,788)             13,624             (14,716)
   Distributions from partially-owned entities ......................             68,799              16,938               3,200
   Real estate deposits and other ...................................              4,819              14,819              23,788
   Purchases of securities available for sale .......................            (26,531)            (21,614)            (73,513)
   Proceeds from sale or maturity of securities available for sale ..                 --              12,498              25,779
                                                                             -----------         -----------         -----------
Net cash used in investing activities ...............................           (699,375)           (494,204)         (1,257,367)
                                                                             -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .........................................          1,195,108             455,000           1,427,821
   Repayments of borrowings .........................................           (633,655)           (668,957)           (883,475)
   Costs of refinancing debt ........................................            (18,445)             (8,059)            (11,418)
   Proceeds from issuance of limited partnership units ..............                 --             192,953                  --
   Proceeds from issuance of preferred units ........................            204,750             525,013              85,313
   Proceeds from issuance of Class A units ..........................                 --                  --             445,247
   Distributions to Class A unitholders .............................           (183,051)           (161,569)           (156,429)
   Distributions to preferred unitholders ...........................            (35,815)            (30,563)            (18,816)
   Preferential allocations .........................................            (66,034)            (44,145)             (9,240)
   Exercise of unit options .........................................             10,955               2,458                 812
                                                                             -----------         -----------         -----------
Net cash provided by financing activities ...........................            473,813             262,131             879,815
                                                                             -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents ................             24,359             (55,178)           (188,146)
Cash and cash equivalents at beginning of year ......................            112,630             167,808             355,954
                                                                             -----------         -----------         -----------
Cash and cash equivalents at end of year ............................        $   136,989         $   112,630         $   167,808
                                                                             ===========         ===========         ===========
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest (including capitalized interest of  $12,269, $7,012 and $1,410 in 2000, 1999
    and 1998) .......................................................        $   165,325         $   143,665         $   111,089
                                                                             ===========         ===========         ===========
NON-CASH TRANSACTIONS:
   Financing in connection with acquisitions ........................        $    46,640         $   188,000         $   526,000
   Class A units issued in connection with acquisitions .............              9,192                  --              29,000
   Limited Partnership units issued in connection with acquisitions .                 --             302,100             184,000
   Unrealized (loss) gain on securities available for sale ..........            (18,399)             15,603              (5,047)
   (Appreciation) depreciation of securities held in officer's deferred
     compensation trust .............................................               (579)                579              10,464

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except where indicated)

1.      ORGANIZATION AND BUSINESS

        Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust (REIT"), is the sole general partner of, and owns approximately 86% of the limited partnership common interest in, the Operating Partnership at February 1, 2001. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

        The Company currently owns directly or indirectly:

Office Properties ("Office"):

        (i) all or portions of 22 office properties in the New York City metropolitan area (primarily Manhattan) aggregating approximately 14.4 million square feet;

        (ii) a 34% limited partnership interest in Charles E. Smith Commercial Realty L.P. ("CESCR"), a limited partnership which owns and manages approximately 12.5 million square feet of office properties in Northern Virginia and Washington, D.C., and manages an additional 5.8 million square feet of office and other commercial properties in the Washington, D.C. area;

Retail Properties ("Retail"):

        (iii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

        (iv) the Merchandise Mart Properties portfolio containing approximately 8.1 million square feet, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

        (v) a 60% interest in partnerships that own 88 warehouse facilities nationwide with an aggregate of approximately 438.9 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

        (vi) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

        (vii) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 800,000 square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

        (viii) a 30% interest in the Newkirk joint ventures which own various equity and debt interests relating to 120 limited partnerships which own real estate, primarily office and retail, net leased to credit rated tenants;

        (ix) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

        (x)     other real estate investments.

                               VORNADO REALTY L.P.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty Trust as well as interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships, joint ventures and preferred stock affiliates (corporations in which the Company owns all of the preferred stock and none of the common equity) and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock entitles the Company to substantially all of the economic benefits in the preferred stock affiliates. The common stock of the preferred stock affiliates is owned by Officers and Trustees of Vornado.

        On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, these entities will be consolidated in 2001.

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

        REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases. Additions to real estate include interest expense capitalized during construction of $12,269, $7,012 and $1,410 for the years ended December 31, 2000, 1999 and 1998.

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

        MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities to be classified as available for sale) as securities available for sale, equity securities it intends to buy and sell on a short term basis as trading securities and its preferred stock investment in Capital Trust as securities held to maturity. Unrealized gains and losses are included in earnings for trading securities and as a component of shareholders' equity and other comprehensive income for securities available for sale. Realized gains or losses on the sale of securities are recorded based on average cost.

        At December 31, 2000 and 1999, marketable securities had an aggregate cost of $129,023 and $96,787 and an aggregate market value of $120,340 and $106,503 (of which $12,213 and $9,826 represents trading securities and $48,682 and $48,606 represent securities held to maturity and reported at amortized cost). Gross unrealized gains and losses were $8,159 and $16,842 at December 31, 2000, and $19,374 and $9,658 at December 31,1999. Included in marketable securities available for sale at December 31, 2000 are warrants to acquire 2,781,718 common shares with a market value of $1,595.

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

        REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, which provide for varying rents over the lease terms. Contingent rents are not recognized until realized.

        INCOME TAXES: No provision has been made for income taxes on the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the individual partners. The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes at least 95% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company has distributed to shareholders an amount greater than its taxable income. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 2000 and 1999, were characterized for Federal income tax purposes as ordinary income. Dividend distributions for the tax year ended December 31, 1998 were characterized as ordinary income (81%), return of capital (17%) and capital gain (2%).

        The net basis of the Company's assets and liabilities for tax purposes is approximately $1,033,000 lower than the amount reported for financial statement purposes.

        AMOUNTS PER CLASS A UNIT: Basic earnings per Class A unit is computed based on average shares outstanding. Diluted earnings per Class A unit considers the effect of outstanding options, warrants and convertible securities.

        UNIT OPTIONS: The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's unit at the date of grant over the exercise price of the option granted. Compensation cost for unit options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's unit on the grant date. Accordingly, no compensation cost has been recognized for the Company's unit option plans.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                               VORNADO REALTY L.P.

        In 2001, the Company will reclassify a previously recognized charge of approximately $4,000 from other comprehensive income to income, relating to the market-to-market on public and private technology company warrants, as the cumulative effect of adopting Statement 133. The Company does not currently anticipate utilizing hedge accounting for its derivative positions following the adoption of Statement 133.

3.      ACQUISITIONS AND DISPOSITIONS

        The Company completed approximately $404.1 million of real estate acquisitions or investments from January 1, 2000 through March 2001 and $771.0 million in 1999. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The respective purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of the closing dates, based on valuations and other studies that are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate.

ACQUISITIONS:

Office:

        CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

        In December 1998, the Company sold approximately 1.7% of the outstanding partnership units of CESCR to Vornado Operating for an aggregate price of approximately $12,900. In connection with this purchase, the Company granted Vornado Operating an option to require the Company to repurchase the units. The option was exercised on March 4, 1999. Accordingly, the Company reacquired the CESCR units from Vornado Operating for $13,200.

        On March 4, 1999 the Company made an additional $242,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc, ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., immediately prior to the contribution to CESCR. Together with the Company's investment in CESCR made in 1997 and the units it reacquired from Vornado Operating, Vornado now owns approximately 34% of CESCR's limited partnership units. In addition, the Company acquired from CAPI for $8,000 the land under a Marriott Hotel located in Crystal City.

        The purchase price was paid to CAPI by Vornado issuing $250,000 of 6% Convertible Preferred Units of the Company's Operating Partnership. The Preferred Units are convertible at $44 per unit and the coupon increases to 6.50% over the next three years and then fixes at 6.75% in year eight. The Company will appoint one of three members to CESCR's Board of Managers, increasing under certain circumstances to two of four members in March 2002.

        In connection with these transactions, the Company agreed to make a five-year $41,200 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately $55,000 of the Company's Operating Partnership units issued to CAPI as well as certain real estate assets.

        888 SEVENTH AVENUE

        On January 12, 1999, the Company acquired 888 Seventh Avenue, a 46 story Manhattan office building, for $117,000, of which $55,000 was indebtedness.

        909 THIRD AVENUE

        On July 21, 1999, the Company acquired 909 Third Avenue, a 33 story Manhattan office building, for $123,000, of which $109,000 was indebtedness.

                               VORNADO REALTY L.P.

        595 MADISON AVENUE

        On September 15, 1999, the Company acquired 595 Madison Avenue (the "Fuller Building"), a 40 story Manhattan office building, for $125,000 in cash.

        GREENPOINT LEASEHOLD INTEREST

        On December 16, 1999, the Company acquired GreenPoint Financial Corporation's 99-year leasehold interest in 56,000 square feet, adjacent to One Penn Plaza, as part of its redevelopment plan for the Penn Plaza district for $37,300.

        7 WEST 34TH STREET

        On November 1, 2000, the Company acquired 7 West 34th Street, a Manhattan office building containing 479,000 square feet for $128,000.

Retail:

        VORNADO-CERUZZI JOINT VENTURES

        In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 6 leasehold interests containing 567,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425, of which the Company's share was 80%.

Merchandise Mart Properties:

        33 NORTH DEARBORN STREET

        On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000 of which $19,000 was indebtedness.

        L.A. MART

        On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000, of which $10,000 was indebtedness.

Other Real Estate Investments:

        HOTEL PENNSYLVANIA

        On August 5, 1999, the Company increased its interest in the Hotel Pennsylvania by acquiring Planet Hollywood International, Inc.'s ("Planet Hollywood") 20% interest in the hotel for approximately $18,000 and by assuming $24,000 of existing debt. In connection with the transaction, the Company terminated the licensing agreement with Planet Hollywood for an Official All-Star Hotel. The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden.

        After the acquisitions noted above, the Company owns 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which is owned through a preferred stock affiliate in which the Company owns all of the preferred equity and none of the common equity.

                              VORNADO REALTY L.P.

        NEWKIRK JOINT VENTURES

        On March 9, 1999, the Company and its joint venture partner completed an acquisition of additional equity interests in certain limited partnerships. The Company's additional investment of $52,435 consisted of $47,790 in Operating Partnership Units and $4,645 in cash.

        On October 15, 1999, the Company completed the acquisition of $15,600 of securitized debt of the Newkirk Joint Ventures which has an average yield of 14.28%.

        During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526, including $1,334 in cash and $9,192 in Operating Partnership units.

        STUDENT HOUSING JOINT VENTURE

        On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000, of which $19,600 was indebtedness. The Company's share of this investment is 90%.

        ALEXANDER'S

        On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740. On April 11, 2000, the Company acquired an additional 10,400 shares for $674, thereby increasing its ownership interest to 33.1%.

        LOAN TO NORTHSTAR PARTNERSHIP L.P.

        On September 19, 2000, the Company acquired $75,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500 and matures in May 2002. The effective yield on the loan is approximately 22% including the amortization of the discount. During the third quarter of 2000, NorthStar filed suit against the Company seeking to enjoin Vornado from taking any action with respect to the debt, to rescind the Company's acquisition of the debt and for damages. In the opinion of management, after consultation with legal counsel, NorthStar's suit is without merit and the Company intends to vigorously defend against it. On January 19, 2001, the Company agreed to withdraw its motion to dismiss NorthStar's complaint without prejudice and NorthStar agreed to take no action in the proceeding until after providing written notice that NorthStar wishes to recommence proceedings in the action. If NorthStar does not give such notice by April 2, 2001, its complaint will be dismissed without prejudice.

        LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

        On September 28, 2000, the Company made a $62,000 subordinated loan to Primestone Investment Partners, L.P. secured by partnership units in Prime Group Realty LP, the operating partnership of Prime Group Realty Trust (NYSE:PGE). The Company has received a 1% upfront fee and will be entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The debt bears interest at 16% per annum and matures on October 26, 2001 with an eleven month extension option. The effective yield on the loan is approximately 20% including the fees.

DISPOSITIONS:

        The Company sold (i) its three shopping centers located in Texas on March 2, 2000 for $25,750, resulting in a gain of $2,560 and (ii) its Westport, Connecticut office property on August 30, 2000 for $24,000, resulting in a gain of $8,405. In addition, the Company entered into an agreement on February 1, 2001 to sell its 50% interest in 570 Lexington Avenue, a New York City office property, for approximately $60,000, which will result in a gain of approximately $9,000. The sale is expected to be completed in the third quarter of 2001 subject to customary closing conditions.

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

BALANCE SHEET DATA:


                                                                                   100% OF THESE ENTITIES
                                                         --------------------------------------------------------------------------
                                 COMPANY'S INVESTMENT          TOTAL ASSETS              TOTAL DEBT               TOTAL EQUITY
                                ----------------------   -----------------------   -----------------------   ----------------------
                                   2000        1999         2000         1999         2000         1999        2000          1999
                                ----------  ----------   ----------   ----------   ----------   ----------   ---------    ---------
INVESTMENTS:
Temperature Controlled
     Logistics
    (60% interest) ...........  $  469,613  $  481,808   $1,406,299   $1,524,385   $  561,321   $  630,540   $ 755,603    $ 756,808
                                                         ==========   ==========   ==========   ==========   =========    =========

Alexander's
     (33.1% interest) ........     178,413     159,148   $  403,305   $  366,496   $  367,788   $  329,161   $  17,695    $  12,498
                                                         ==========   ==========   ==========   ==========   =========    =========

Charles E. Smith
     Commercial Realty L.P.
     (34% interest) ..........     325,328     317,812   $1,279,810   $  951,414   $1,492,301   $1,152,164   $(318,963)   $(241,399)
                                                         ==========   ==========   ==========   ==========   =========    =========

Newkirk Joint
     Ventures ................     163,157     142,670
Hotel Pennsylvania ...........      73,531      59,176
Partially - Owned
     Office Buildings ........      61,002      59,510
Vornado Ceruzzi
     Joint Ventures ..........      28,847          --
Fort Lee .....................      28,208      16,663
Park Laurel ..................      70,007      24,695
Management companies
     and other ...............      61,105      53,905
                                ----------  ----------
                                $1,459,211  $1,315,387
                                ==========  ==========

                               VORNADO REALTY L.P.

        Below is a summary of the debt of partially owned entities as of December 31, 2000 and 1999, none of which is guaranteed by the Company.


                                                                                                         AMOUNT OF PARTIALLY-OWNED
                                                                                                                ENTITIES DEBT
                                                                                                         -------------------------
                                                                                                            2000          1999
                                                                                                         ----------    -----------
Alexander's (33.1% interest):
     Term loan secured by all of Alexander's assets except for the Kings Plaza Regional
         Shopping Center:
            Portion financed by the Company due on March 15, 2002 with interest at 15.72%
               prepayable without penalty (see below) ..............................................     $   95,000    $   95,000
            Portion financed by a bank, due March 15, 2001, with interest at LIBOR + 1.85%
               (8.56% at December 31, 2000)(1) .....................................................         20,000        20,000
     Unsecured Line of Credit financed by the Company, due on March 15, 2002 with interest at
         15.72% (see below) ........................................................................         20,000            --
     Kings Plaza Regional Shopping Center mortgage payable, due on June 1, 2001, with interest
     at LIBOR plus 1.25% (8.06% at December 31, 2000)(prepayable without penalty)(2) ...............        114,525        95,676
     Rego Park mortgage payable, due in 2009, with interest at 7.25% (prepayable after
         June 2004 without penalty) ................................................................         82,000        82,000
     Other notes and mortgages payable .............................................................         36,262        36,485

Temperature Controlled Logistics (60% interest):
     Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in 2008, requires amortization based on a 25 year
         term with interest at 6.89% (prepayable with yield maintenance) ...........................        527,207       536,502
     Other notes and mortgages payable .............................................................         34,114        94,038

Hotel Pennsylvania - Hotel (98% interest):
     Mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60% (8.42% at December 31, 2000)
        (prepayable without penalty) ...............................................................         70,514        71,641(3)

Newkirk Joint Ventures (30% interest):
     Portion of first mortgages and contract rights held by 96 of the 120 Limited Partnerships, collateralized by the partnerships' real estate, due from 2001 to 2024, with a
        weighted average interest rate of 8.06% at December 31, 2000 ...............................      1,560,354       800,060

     Other debt ....................................................................................             --        28,000

Charles E. Smith Commercial Realty L.P. (34% interest):
     28 mortgages payable due from 2001 through 2025, with interest from 6.51%
        to 10.21% at December 31, 2000 (prepayable with yield maintenance) .........................      1,458,301     1,152,164

     Unsecured line of credit due in 2003, with interest
         at 9.39% at December 31, 2000 (prepayable without penalty) ................................         34,000            --

Partially Owned Office Buildings:
     330 Madison Avenue (25% interest) mortgage note payable, due in 2008,
         with interest at 6.52%  (prepayable with yield maintenance) ...............................         60,000        60,000
     Other notes and mortgages payable (50% owned by Vornado) ......................................         43,768        43,968

Las Catalinas Mall (50% interest):
     Mortgage notes payable, due in 2013 with interest at 6.97% (prepayable after
         December 2002 with yield maintenance) .....................................................         69,430        70,212

Other mortgages payable ............................................................................         13,000        13,000

-------------------
(1)  This loan has been extended to March 15, 2002 at the same interest rate.

(2)  Alexander's is currently negotiating the refinancing of the debt.

(3) The balance of the mortgage of $47,009 applicable to the commercial portion of the building is reflected in the Company's wholly-owned debt in 2000, see Note 5.

                               VORNADO REALTY L.P.

INCOME STATEMENT DATA:


                                         COMPANY'S INCOME                              100% OF THESE ENTITIES
                                        FROM PARTIALLY OWNED       -------------------------------------------------------------
                                             ENTITIES                      TOTAL REVENUES                NET INCOME (LOSS)
                                    ----------------------------   ----------------------------  -------------------------------
                                      2000      1999      1998       2000      1999      1998      2000       1999        1998
                                    --------  --------  --------   --------  --------  --------  --------  ----------   --------
Income Applicable to
     Alexander's:(1)
     33.1% share of equity in
        income (loss) (29.3% prior
        to October 1999) .........  $  1,105  $  1,021  $ (2,272)  $ 63,965  $ 64,390  $ 51,663  $  5,197  $  5,524(2)  $ (6,055)(2)
                                                                   ========  ========  ========  ========  ========     ========
     Interest income .............    11,948     6,406     5,395
                                    --------  --------  --------
                                    $ 13,053  $  7,427  $  3,123
                                    ========  ========  ========
Temperature Controlled Logistics:
     60% share of equity in net
        income(3) ................  $ 23,244  $ 31,468  $ 10,249   $154,341  $264,266  $567,867  $ 37,284  $ 54,198     $ 16,988
                                                                   ========  ========  ========  ========  ========     ========
     Management Fee (40% of 1%
        per annum of the Total
        Combined Assets,
        as defined) ..............     5,534     5,254     4,942
                                    --------  --------  --------
                                      28,778    36,722    15,191
Charles E. Smith Commercial
Realty L.P.(4) ...................    25,724    18,817     4,754   $344,043  $310,038            $ 76,695  $ 61,102
                                                                   ========  ========            ========  ========
Newkirk Joint Ventures ...........    24,526    19,922     2,712
Hotel Pennsylvania ...............     8,072     5,095     3,678
Partially-Owned Office
     Buildings(5) ................     2,832     1,743     3,276
Management Companies
     and other ...................       472        11     2,414
                                    --------  --------  --------
                                    $ 90,404  $ 82,310  $ 32,025
                                    ========  ========  ========

---------------------
(1)  Fee income is included in equity in income of Management Companies.

(2) 1999 is net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents; 1998 includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096.

(3) Revenues and net income reflect lease payments from AmeriCold Logistics from March 11, 1999 through December 31, 1999 and business operations for the periods prior.

(4) 15% interest from October 1997 to December 1998, 9.6% interest from January 1999 to March 1999 and 34% interest thereafter.

(5) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). In 1998 the Company had a 40% interest in Two Park Avenue which is now wholly-owned.

        ALEXANDER'S

        The investment in and loans and advances to Alexander's are comprised of:



                                                                            DECEMBER 31,
                                                                     -------------------------
                                                                       2000             1999
                                                                     --------         --------
Common stock, net of $3,396 and $2,796 of accumulated
     depreciation of buildings .............................         $ 58,719         $ 59,912
Loan receivable ............................................          115,000           95,000
Leasing fees and other receivables .........................            1,146            2,393
Equity in income ...........................................            3,548            1,843
                                                                     --------         --------
                                                                     $178,413         $159,148
                                                                     ========         ========

                               VORNADO REALTY L.P.

        On October 21, 1999, the Company increased its ownership in Alexander's from 29.3% to 32% by acquiring an additional 135,600 shares of Alexander's common stock for approximately $8,956. On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for approximately $2,740. On April 11, 2000, the Company acquired an additional 10,400 shares of Alexander's common stock for approximately $674 thereby increasing its ownership interest to 33.1%.

        At December 31, 2000, the Company has loans receivable from Alexander's of $115,000, including $20,000 drawn under the $50,000 line of credit the Company granted to Alexander's on August 1, 2000. The terms of the line of credit are the same as Alexander's original $95,000 loan from the Company, including the interest rate of 15.72%. The maturity date of the original $95,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists.

        Alexander's has completed the excavation and lying foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include retail stores, offices, hotel space, extended-stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000.

        If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

        Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750 per annum.

        The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. At December 31, 2000, there are no fees due to the Company.

        On January 12, 2001, Alexander's sold its Fordham Road property located in Bronx, New York for $25,500, which resulted in a gain of $19,100. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,500 in the first quarter of 2001.

        As of December 31, 2000, Interstate Properties and its partners owned approximately 17.7% of the common shares of beneficial interest of the Company and 27.5% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

                               VORNADO REALTY L.P.

5.      DEBT

        Following is a summary of the Company's debt:

                                                                                                                DECEMBER 31,
                                                                                                         -------------------------
(amounts in thousands)                                                                                      2000           1999
                                                                                                         ----------     ----------
Notes and Mortgage Payable:
   Fixed Interest:
      Cross collateralized mortgages payable, due in 2010, requires amortization
         based on a 30 year term with interest at 7.93% (prepayable with penalty until 2009) (1) ...     $  496,764     $  224,865
      Eleven Penn Plaza mortgage payable, due in 2007, requires amortization based on a 25 year term with interest at 8.39% (prepayable after 2003
         with yield maintenance) ...................................................................         52,289         53,129
      866 UN Plaza mortgage payable, due in 2004, with interest at 7.79%
         (prepayable without penalty) ..............................................................         33,000         33,000
      Monteheidra Town Center mortgage pass-through certificates, due in
         2007 ($51,044) and 2009 ($9,977), requires amortization based on 30
         year term with interest at 8.23% (prepayable with yield maintenance) ......................         61,021         61,618
      Two Penn Plaza mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 7.08% (prepayable with
         penalty fee) (2) ..........................................................................        160,518        163,147
      Washington Office Center mortgage payable, due in 2004, requires amortization based on a 25 year term with interest at 6.80%
         (prepayable with yield maintenance) .......................................................         48,102         49,537
      Green Acres Mall and Plaza mortgage payable, due in 2008, requires amortization based on a 30 year term with interest at 6.75%
         (prepayable with yield maintenance) .......................................................        154,928        156,798
      Other mortgages payable ......................................................................         56,524         31,542
                                                                                                         ----------     ----------
                                                                                                          1,063,146        773,636

   Variable Interest:
      Washington Design Center mortgage payable, due on November 27, 2001, requires amortization based on a 25 year term with interest at LIBOR
         plus 1.35% (8.11% at December 31, 2000) (prepayable without penalty) ......................         23,632         23,932
      Two Park Avenue mortgage payable, due on March 1, 2003, interest at LIBOR plus
         1.45% (8.21% at December 31, 2000) (prepayable without penalty) (3) .......................         90,000         65,000
      Merchandise Mart mortgage payable, due in September 2002, interest at
         LIBOR plus 1.50% (7.39% at December 31, 2000) (prepayable with penalty fee) (4) ...........        250,000        250,000
      33 North Dearborn Street mortgage payable, due in 2003, interest at LIBOR + 1.75%
         (8.21% at December 31, 2000) (payable without penalty) ....................................         19,000             --
      One Penn Plaza mortgage payable, due in 2002, interest at LIBOR plus
         1.25% (8.00% at December 31, 2000) (prepayable without penalty) (3) .......................        275,000        275,000
      Hotel Pennsylvania - (commercial) mortgage payable, due in 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60%
         (8.42% at December 31, 2000) (prepayable without penalty) .................................         47,009         47,761
      350 North Orleans mortgage payable, due in 2002, interest at LIBOR + 1.65%
         (8.46% at December 31, 2000) (prepayable with yield maintenance) (5) ......................         70,000         40,000
      909 Third Avenue mortgage payable, due in 2003, interest at LIBOR + 1.65%
         (8.43% at December 31, 2000) (prepayable with penalty fee) ................................        107,879        108,754
      888 Seventh Avenue mortgage payable, due in 2001, interest at LIBOR + 1.75%
         (8.50% at December 31, 2000) (prepayable with yield maintenance) (6) ......................         55,000         55,000
      770 Broadway/595 Madison Avenue cross-collateralized mortgage payable,
         due on August 1, 2002, interest at LIBOR + .40% (7.16% at December 31, 2000) (7) ..........        173,500             --
      Five individual notes or mortgages payable collateralized by the Market Square
         Complex with maturity dates ranging from 2001 through 2011 and interest rates
         ranging from 8.76% to 9.38% at December 31, 2000 ..........................................         57,731         42,721
                                                                                                         ----------     ----------

         Total notes and mortgages payable .........................................................      2,231,897      1,681,804
Unsecured revolving credit facility, interest at LIBOR plus .90% (7.66% at
   December 31, 2000) (prepayable without penalty) (8) .............................................        425,000        367,000
                                                                                                         ----------     ----------

         Total Debt ................................................................................     $2,656,897     $2,048,804
                                                                                                         ==========     ==========

                               VORNADO REALTY L.P.

(1) On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility. In connection with the repayment of this debt, the Company recorded an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs.

(2) On February 18, 1999, the Company completed a $165,000 refinancing of its Two Penn Plaza office building and prepaid the then existing $80,000 debt on the property.

(3) On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (8.21% at December 31, 2000).

(4) On September 21, 1999, the Company completed a $250,000 mortgage refinancing of its Merchandise Mart property in Chicago of which $50,000 is further secured by a letter of credit. The letter of credit will be reduced over the term of the loan as cash flow increases. The Company bought an interest rate cap with a notional amount of $250,000, capping the interest rate in the event that LIBOR increases above 9.25% through the termination date of the agreement in September 2002. Simultaneously with this transaction, the Company sold an interest rate cap with a notional amount of $250,000 to a third party on the same terms as the cap the Company purchased.

(5) On July 18, 1999, the Company completed a $70,000 mortgage financing of its 350 North Orleans property in Chicago. On such date, the Company received proceeds of $40,000. The balance of the proceeds were received on March 14, 2000.

(6) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.

(7) On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (7.16% at December 31,
     2000) and matures on August 1, 2002. At December 31, 2000, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

(8) On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (7.66% at December 31, 2000). The Company paid origination fees of $6,700 and pays a commitment fee quarterly of .20 % per annum on the facility amount.

        The net carrying value of properties collateralizing the notes and mortgages amounted to $2,952,979 at December 31, 2000. As at December 31, 2000, the maturities for the next five years and thereafter are as follows:




YEAR ENDING DECEMBER 31,                    AMOUNT
------------------------                  ----------

2001 ..................................   $   27,308
2002 ..................................      914,643
2003 ..................................      651,800
2004 ..................................      241,620
2005 ..................................           --
Thereafter ............................      821,526

                               VORNADO REALTY L.P.

6.      PARTNERS' CAPITAL

        The following table sets forth the details of partners' capital at December 31, 2000 and 1999.


                                                       Outstanding Units at                          Preferred or    Conversion
                                                 ---------------------------------       Per Unit       Annual
                                                 December 31,         December 31,     Liquidation   Distribution     Rate Into
Unit Series                                          2000                 1999         Preference       Rate        Class A Units
--------------                                   ------------         ------------     -----------   ------------   -------------
Convertible Preferred:
     Series A ..........................          5,789,239             5,789,239        $ 50.00     $ 3.25                  --
     5.0% B-1 Convertible Preferred ....            899,566               899,566        $ 50.00     $ 2.50                .914
     8.0% B-2 Convertible Preferred ....            449,783               449,783        $ 50.00     $ 4.00                .914
     6.5% C-1 Convertible Preferred ....            747,912               747,912        $ 50.00     $ 3.25              1.1431
     6.25% E-1 Convertible Preferred ...          4,998,000             4,998,000        $ 50.00     $ 3.09375(a)        1.1364
Perpetual Preferred: (b)
     Series B ..........................          3,400,000             3,400,000        $ 25.00     $ 2.125                 --
     Series C ..........................          4,600,000             4,600,000        $ 25.00     $ 2.125                 --
     8.5% D-1 Cumulative
        Redeemable Preferred ...........          3,500,000             3,500,000        $ 25.00     $ 2.125                N/A
     8.375% D-2 Cumulative
        Redeemable Preferred ...........            549,336               549,336        $ 50.00     $ 4.1875               N/A
     8.25% D-3 Cumulative
        Redeemable Preferred ...........          8,000,000             8,000,000        $ 25.00     $ 2.0625               N/A
     8.25% D-4 Cumulative
        Redeemable Preferred ...........          5,000,000             5,000,000        $ 25.00     $ 2.0625               N/A
     8.25% D-5 Cumulative
        Redeemable Preferred ...........          7,480,000             7,480,000        $ 25.00     $ 2.0625               N/A
     8.25% D-6 Cumulative
        Redeemable Preferred ...........            840,000                    --        $ 25.00     $ 2.0625               N/A
     8.25% D-7 Cumulative
        Redeemable Preferred ...........          7,200,000                    --        $ 25.00     $ 2.0625               N/A
     8.25% D-8 Cumulative
        Redeemable Preferred ...........            360,000                    --        $ 25.00     $ 2.0625               N/A
                                                 ----------           -----------
                                                 53,813,836            45,413,836
                                                 ==========           ===========

General Partnership Interest (c)
Limited Partnership Units:
     Class A (d) .......................         93,260,519(e)         92,583,570(e)          --     $ 1.97                 N/A
     Class D ...........................            869,387               876,543             --     $ 2.04125               1.0 (f)

                                                 ----------           -----------
                                                 94,129,906            93,460,113
                                                 ==========           ===========

------------------------
(a)  Increases to $3.25 over the next two years and fixes at $3.38 in March
     2007.

(b) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).

(c)  Vornado is the sole general partner.

(d) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.

(e) Included in Class A units are 86,803,770 and 86,335,741 units owned by the general partner at December 31, 2000 and 1999, respectively.

(f) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

                               VORNADO REALTY L.P.

7.      EMPLOYEES' SHARE OPTION PLAN

        Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant. 921,697 shares vest on a graduated basis, becoming fully vested 27 months after grant, 3,500,000 shares (granted in connection with Mr. Fascitelli's employment agreement) vest on a graduated basis becoming fully vested 60 months after grant, and 7,050,655 shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant.

        The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 2000.

        If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below, for the years ended December 31, 2000, 1999 and 1998:


                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                2000            1999            1998
                                                              ---------       ---------       ---------
(amounts in thousands, except unit amounts)

Net income applicable to Class A units:
     As reported ......................................       $ 209,664       $ 177,427       $ 133,153
     Pro-forma ........................................         191,438         160,182         119,938
Net income per share applicable to Class A units:
     Basic:
        As reported ...................................       $    2.26       $    1.97       $    1.62
        Pro-forma .....................................            2.05            1.77            1.46
     Diluted:
        As reported ...................................       $    2.20       $    1.94       $    1.59
        Pro forma .....................................            2.00            1.74            1.43

                               VORNADO REALTY L.P.

        The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2000, 1999 and 1998.

                                               DECEMBER 31,
                                     -------------------------------
                                      2000        1999        1998
                                     -------     -------     -------
Expected volatility ..........         17%         19%         19%
Expected life ................       5 years     5 years     5 years
Risk-free interest rate ......        5.0%        6.4%        4.6%
Expected dividend yield ......        6.0%        5.9%        5.3%

        A summary of the Plan's status, and changes during the years then ended, is presented below:

                                                       2000                       1999                       1998
                                            -------------------------    -----------------------    ------------------------
                                                            WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                             AVERAGE                    AVERAGE                     AVERAGE
                                                            EXERCISE      SHARES/      EXERCISE      SHARES/       EXERCISE
                                            SHARES/UNITS      PRICE        UNITS         PRICE        UNITS         PRICE
                                            ------------    ---------   ----------    ----------   ----------     ----------

Outstanding at January 1 .................   11,472,352     $   32.65    8,724,316     $   32.35    5,529,917     $   24.43

Granted ..................................    4,863,750         31.02    3,301,550         33.53    3,436,250         44.99

Exercised ................................     (377,440)        26.29     (132,119)        18.64      (41,851)        21.95

Cancelled ................................      (97,402)        34.86     (421,395)        37.71     (200,000)        32.93
                                             ----------                 ----------                  ---------

Outstanding at December 31 ...............   15,861,260     $   32.26   11,472,352     $   32.65    8,724,316     $   32.35
                                             ==========                 ==========                  =========

Options exercisable at December 31 .......    7,272,878                  4,546,429                  2,703,407
                                             ==========                 ==========                  =========
Weighted-average fair value of options
     granted during the year ended
     December 31 (per option) ............   $    2.98                   $    4.43                  $    5.33
                                             =========                   =========                  =========

                               VORNADO REALTY L.P.

        The following table summarizes information about options outstanding under the Plan at December 31, 2000:


                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                  ------------------------------------------------------    ------------------------------------
                        NUMBER        WEIGHTED-AVERAGE                           NUMBER
   RANGE OF         OUTSTANDING AT        REMAINING     WEIGHTED-AVERAGE      EXERCISABLE AT    WEIGHTED-AVERAGE
EXERCISE PRICE    DECEMBER 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE     DECEMBER 31, 2000    EXERCISE PRICE
--------------    -----------------   ----------------  ----------------    -----------------   ----------------
  $ 6 - $12              43,402           2.1 Years         $  11                   43,402           $  11
  $17 - $19             339,644           4.1 Years            18                  339,644              18
  $23 - $24           3,500,000           5.9 Years            23                2,800,000              23
  $26 - $27             164,500           6.1 Years            26                  164,500              26
  $30 - $32           5,143,917           8.8 Years            31                  596,867              30
  $32 - $36           3,470,602           8.1 Years            34                1,197,341              34
  $36 - $40             277,565           7.4 Years            39                  164,485              39
  $41 - $44             101,075           7.1 Years            43                   69,922              43
  $45 - $46           2,555,555           7.0 Years            45                1,719,167              45
  $48 - $49             265,000           7.1 Years            48                  177,550              48
                     ----------                                                  ---------
  $ 6 - $49          15,861,260           7.5 Years            32                7,272,878              32
                     ==========                                                  =========


Shares available for future grant under the Plan at December 31, 2000 were 6,956,879.

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

        Pension expense includes the following components:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                    2000           1999           1998
                                                                   ------         ------         ------
(amounts in thousands, except percentages)
Interest cost on projected benefit obligation ..............       $  567         $  559         $  594
Actual return on assets ....................................         (374)          (387)          (334)
Net amortization and deferral ..............................           30             53             51
                                                                   ------         ------         ------
Net pension expense ........................................       $  223         $  225         $  311
                                                                   ======         ======         ======

Assumptions used in determining the net pension expense:
Discount rate ..............................................        7 3/4%         7 3/4%         6 3/4%
Rate of increase in compensation levels ....................           --*            --*            --*
Expected rate of return on assets ..........................            7%             7%             7%

* Not applicable, as benefits under the Plan were frozen in December 1997.

                               VORNADO REALTY L.P.

        The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                    2000           1999           1998
                                                                   -------        -------        -------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                       $ 7,918        $ 8,952        $ 8,337
     Interest cost                                                     567            559            594
     Benefit payments                                                 (637)          (777)          (599)
     Experience loss/(gain)                                           (318)          (816)           620
                                                                   -------        -------        -------
     Benefit obligation at end of year                               7,530          7,918          8,952
CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year                  5,284          5,551          4,254
     Employer contribution                                             698            362          1,531
     Benefit payments                                                 (637)          (777)          (599)
     Actual return on assets                                           387            148            365
                                                                   -------        -------        -------
     Fair value of plan assets at end of year                        5,732          5,284          5,551
Funded status                                                       (1,798)        (2,634)        (3,401)
     Unrecognized loss                                               1,279          1,279          2,270
                                                                   -------        -------        -------
NET AMOUNT RECOGNIZED                                              $  (519)       $(1,355)       $(1,131)
                                                                   =======        =======        =======

AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
     Accrued benefit liability                                     $(1,798)       $(2,634)       $(3,401)
     Accumulated other comprehensive income                          1,279          1,279          2,270
                                                                   -------        -------        -------
NET AMOUNT RECOGNIZED                                              $  (519)       $(1,355)       $(1,131)
                                                                   =======        =======        =======

        Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

9.      LEASES

     As lessor:

        The Company leases space to tenants in shopping centers and office buildings under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2000, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

YEAR ENDING DECEMBER 31:                                    AMOUNT
-----------------------                                   ----------
2001 ..................................................   $  646,149
2002 ..................................................      620,774
2003 ..................................................      578,014
2004 ..................................................      539,107
2005 ..................................................      485,822
Thereafter ............................................    2,673,476

        These amounts do not include rentals based on tenants' sales. These percentage rents approximated $4,825, $2,213 and $2,493 for the years ended December 31, 2000, 1999 and 1998.

                               VORNADO REALTY L.P.

        Bradlees, which accounts for 14.3% of the Retail property rentals and 2.2% of total property rentals, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and closed all of its stores in February 2001. The Company leases 16 locations to Bradlees. Of these 16 locations, the leases for 14 are fully guaranteed and the fifteenth is guaranteed as to 70% of the rent by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), a leading international Food retailer. The effectiveness of Stop & Shop's guarantee to Vornado of Bradlees' lease obligations is not affected by Bradlees' bankruptcy. None of these leases have been either rejected or assumed.

        The lease for the 14th Street and Union Square property is not guaranteed. In 1999, the Company paid Bradlees $11,000 to modify the terms of this lease to increase the rent by approximately $1,100 per annum to $4,600 effective March 2000, and to change the lease expiration date from October 2019 to March 15, 2002. On February 9, 2001, Bradlees rejected this lease. The Company is currently considering various redevelopment alternatives for this site which will include a combination of office and retail space.

        None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 2000.

     As lessee:

        The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2000, are as follows:



YEAR ENDING DECEMBER 31:                                  AMOUNT
------------------------
2001 ..................................................  $  14,800
2002 ..................................................     14,400
2003 ..................................................     13,700
2004 ..................................................     12,800
2005 ..................................................     12,800
Thereafter ............................................    392,000

        Rent expense was $15,248, $14,269 and $5,937 for the years ended December 31, 2000, 1999 and 1998.

10.     COMMITMENTS AND CONTINGENCIES

        At December 31, 2000, in addition to the $425.0 million balance outstanding under the Company's revolving credit facility, the Company had utilized $93.6 million of availability under the facility for letters of credit and guarantees primarily related to pending acquisitions.

        Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to the Company.

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

11.     NET GAIN FROM INSURANCE SETTLEMENT AND CONDEMNATION PROCEEDING

        In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694, (which reflects the condemnation award of $3,100, net of the carrying value of the property of $1,406). The Company is appealing the amount of the award.

        In April 1997, the Company's Lodi shopping center was destroyed by a fire. In the third quarter of 1998, the Company and its insurer agreed that the estimated cost to reconstruct the shopping center is approximately $9,012 and the Company recorded a gain of $7,955 (the agreed upon amount, net of the carrying value of the shopping center of $1,057). The insurance carrier had previously advanced $5,550 to the Company. The reconstruction of the shopping center was completed in 1999.

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

13.     OTHER RELATED PARTY TRANSACTIONS

        At December 31, 2000, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,123 ($4,704 of which is shown as a reduction in shareholders' equity). During 1999, the Company amended Mr. Roth's loan to, (i) reset the interest rate to 4.49% per annum (based on the applicable Federal rate) from a floating rate equal to the broker call rate and (ii) extend the maturity to January 2006 from December 2002. The Company also provided Mr. Roth with the right to draw up to $15,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

        At December 31, 2000, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600. The loans mature in 2003 and bear interest, payable quarterly at a weighted average interest rate of 5.39% (based on the applicable Federal rate). In addition, in accordance with his employment agreement, in December 1996 Mr. Fascitelli received a deferred payment consisting of $5,000 in cash and a $20,000 convertible obligation payable at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000. Accordingly, the cash and common shares are being held in an irrevocable trust (the fair value of this obligation was $37,544 at December 31, 2000). The Company recorded a charge to equity of $10,464 which represented the appreciation in the value of the stock from the date the trust was established (at which time the price of the stock was $21.75 per share) to September 30, 1998 (at which time the price of the stock was $33.13 per share). In all subsequent periods, appreciation in the stock's price above $33.13 is recognized as compensation expense and, if the price fluctuates between $33.13 and $21.75, equity is adjusted. For the year ended December 31, 2000, the Company recognized approximately $1,968 of compensation expense. For the year ended December 31, 1999, approximately $340 was recognized as a reduction of compensation expense and approximately $579 was recorded as a reduction of stockholders' equity.

        Two other executive officers of the Company have loans outstanding pursuant to employment agreements of $3,000 at December 31, 2000. The loans bear interest at either the applicable Federal rate provided or the broker call rate (8.25% at December 31, 2000).

        The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2000, 1999 and 1998, $1,418, $1,262 and $1,365
of management fees were earned by the Company pursuant to the management agreement.

        The Mendik Group (Messrs. Mendik and Greenbaum and certain entities controlled by them) owns an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $47,493, $40,974 and $25,686 for the years ended December 31, 2000, 1999 and 1998.

        At December 31, 2000, the common stock of the preferred stock affiliates which owned interests in the Temperature Controlled Logistics Companies, Hotel Pennsylvania and related management companies was owned by Officers and Trustees of Vornado. In January 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT Subsidiaries.

                               VORNADO REALTY L.P.

14.     INCOME PER CLASS A UNIT

        The following table sets forth the computation of basic and diluted income per Class A Unit:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                2000              1999              1998
                                                                             ----------        ----------        ----------
(amounts in thousands, except per unit amounts)
Numerator:
     Income before extraordinary item ................................       $  335,525        $  255,677        $  168,386
     Extraordinary item ..............................................           (1,125)               --                --
                                                                             ----------        ----------        ----------
     Net income ......................................................          334,400           255,677           168,386
     Preferred unit distributions ....................................          (38,690)          (33,438)          (21,690)
     Preferential allocations ........................................          (86,046)          (44,812)          (13,543)
                                                                             ----------        ----------        ----------
     Numerator for basic and diluted income per Class A Unit--net
        income applicable to Class A units ...........................       $  209,664        $  177,427        $  133,153
                                                                             ==========        ==========        ==========

Denominator:
     Denominator for basic income per Class A unit --weighted
        average Class A units ........................................       92,940,702        89,895,628        81,950,394
     Effect of dilutive securities:
        Employee unit options ........................................        2,170,894         1,621,386         1,931,818
                                                                             ----------        ----------        ----------

     Denominator for diluted income per Class A unit --adjusted
        weighted average Class A units and assumed conversions .......       95,111,596        91,517,014        83,882,212
                                                                             ==========        ==========        ==========

INCOME PER CLASS A UNIT - BASIC:
        Income before extraordinary item .............................       $     2.27        $     1.97        $     1.62
        Extraordinary item ...........................................             (.01)               --                --
                                                                             ----------        ----------        ----------
        Net income per Class A unit ..................................       $     2.26        $     1.97        $     1.62
                                                                             ==========        ==========        ==========

INCOME PER CLASS A UNIT - DILUTED:
        Income before extraordinary item .............................       $     2.21        $     1.94        $     1.59
        Extraordinary item ...........................................             (0.1)               --                --
                                                                             ----------        ----------        ----------
        Net income per Class A unit ..................................       $     2.20        $     1.94        $     1.59
                                                                             ==========        ==========        ==========

                               VORNADO REALTY L.P.

15.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

        The following summary represents the results of operations for each quarter in 2000 and 1999:

                                                                                               NET INCOME PER
                                                                         NET INCOME            CLASS A UNIT(1)
                                                                        APPLICABLE TO     ------------------------
                                                        REVENUE         CLASS A UNITS       BASIC         DILUTED
                                                       ---------       ---------------    --------       ---------
(amounts in thousands, except share amounts)

2000
   March 31 .........................................   $195,279          $50,523(2)         $.55          $.54
   June 30 ..........................................    198,745           50,291             .55           .53
   September 30 .....................................    215,655           62,823(2)          .68           .65
   December 31 ......................................    216,853           46,027             .48           .47
1999
   March 31 .........................................   $163,564          $44,180(3)         $.50          $.49
   June 30 ..........................................    166,188           43,930(3)          .50           .49
   September 30 .....................................    183,555           47,236(3)          .52           .51
   December 31 ......................................    183,651           42,081             .45           .45

------------------------

(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Net income for the quarters ended March 31, 2000 and September 30, 2000 included net gains on sale of real estate of $2,560 ($.03 per Class A unit) and $8,405 ($.09 per Class A unit), respectively.

(3) Net income for each of the first three quarters of 1999 has been restated to reflect a correction for depreciation expense of a partially-owned entity. The effect of such restatement for each of the first three quarters on net income and net income per Class A unit is as follows: $462 ($.01 per Class A unit), $887 ($.01 per Class A unit), and $887 ($.01 per Class A unit), respectively.

                               VORNADO REALTY L.P.

16.     SEGMENT INFORMATION

        The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

                                                                                 December 31, 2000
                                                 ---------------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                         Merchandise    Controlled
                                                    Total        Office      Retail         Mart         Logistics       Other(2)
                                                 ----------   ----------   ----------    -----------    -----------     ----------
Total revenues ...............................   $  826,532   $  472,527   $  177,787    $  155,213     $       --     $   21,005
Total expenses ...............................      466,117      267,899       73,802        83,006             --         41,410
                                                 ----------   ----------   ----------    ----------     ----------     ----------
Operating income .............................      360,415      204,628      103,985        72,207             --        (20,405)
Income applicable to Alexander's .............       13,053           --           --            --             --         13,053
Income from partially-owned entities .........       90,404       29,210          667         2,111         28,778(6)      29,638
Interest and other investment income .........       32,926        6,162           --         1,474             --         25,290
Interest and debt expense ....................     (170,273)     (62,162)     (53,180)      (38,566)            --        (16,365)
Net gain on sale of real estate ..............       10,965        8,405        2,560            --             --             --
Minority interest ............................       (1,965)      (1,933)          --            --             --            (32)
                                                 ----------   ----------   ----------    ----------     ----------     ----------
Income before extraordinary item .............      335,525      184,310       54,032        37,226         28,778         31,179
Extraordinary item ...........................       (1,125)          --       (1,125)           --             --             --
                                                 ----------   ----------   ----------    ----------     ----------     ----------
Net income ...................................      334,400      184,310       52,907        37,226         28,778         31,179
Extraordinary item ...........................        1,125           --        1,125            --             --             --
Minority interest ............................        1,965        1,933           --            --             --             32
Net gain on sale of real estate ..............      (10,965)      (8,405)      (2,560)           --             --             --
Interest and debt expense (4) ................      260,573       96,224       55,741        38,566         27,424         42,618
Depreciation and amortization (4) ............      167,268       76,696       18,522        20,627         34,015         17,408
Straight-lining of rents (4) .................      (30,001)     (19,733)      (2,295)       (5,919)        (1,121)          (933)
Other ........................................       14,510           --       (1,654)        1,358          4,064         10,742(7)
                                                 ----------   ----------   ----------    ----------     ----------     ----------
EBITDA(1) ....................................   $  738,875   $  331,025   $  121,786    $   91,858     $   93,160     $  101,046
                                                 ==========   ==========   ==========    ==========     ==========     ==========

Balance sheet data:
     Real estate, net ........................   $3,901,055    $2,388,393  $  551,183    $  862,003     $       --     $   99,476
     Investments and advances to
        partially-owned entities .............    1,459,211       394,089      31,660        41,670        469,613        522,179
     Capital expenditures:
        Acquisitions .........................      246,500       128,000          --        89,000             --         29,500
        Other ................................      200,181       106,689       7,251        37,362         28,582         20,297

------------------------
Footnotes are explained on page 97.

                               VORNADO REALTY L.P.

                                                                              December 31, 1999
                                           ---------------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                        Merchandise     Controlled
                                              Total         Office          Retail          Mart        Logistics        Other(2)
                                           -----------    -----------    -----------    -----------    -----------     -----------
Total revenues .........................   $   696,958    $   379,795    $   170,538    $   135,921    $        --     $    10,704
Total expenses .........................       405,854        227,680         74,062         74,624             --          29,488
                                           -----------    -----------    -----------    -----------    -----------     -----------
Operating income .......................       291,104        152,115         96,476         61,297             --         (18,784)
Income applicable to Alexander's .......         7,427             --             --             --             --           7,427
Income from partially-owned entities ...        82,310         19,055            938             --         36,722          25,595
Interest and other investment income ...        18,359          1,786             --            737             --          15,836
Interest and debt expense ..............      (141,683)       (49,624)       (27,635)       (29,509)            --         (34,915)
Minority interest ......................        (1,840)        (1,840)            --             --             --              --
                                           -----------    -----------    -----------    -----------    -----------     -----------
Net income .............................       255,677        121,492         69,779         32,525         36,722          (4,841)
Minority interest ......................         1,840          1,840             --             --             --              --
Interest and debt expense (4) ..........       226,253         82,460         30,249         29,509         27,520          56,515
Depreciation and amortization (4) ......       143,499         64,702         16,900         17,702         31,044          13,151
Straight-lining of rents (4) ...........       (25,359)       (16,386)        (2,120)        (4,740)        (1,698)           (415)
Other ..................................         7,451            365             --             --          2,054(3)        5,032
                                           -----------    -----------    -----------    -----------    -----------     -----------
EBITDA(1) ..............................   $   609,361    $   254,473    $   114,808    $    74,996    $    95,642     $    69,442
                                           ===========    ===========    ===========    ===========    ===========     ===========

Balance sheet data:
     Real estate, net ..................   $ 3,612,965    $ 2,208,510    $   575,633    $   753,416    $        --     $    75,406
     Investments and advances to
        partially-owned entities .......     1,315,387        382,417          3,057         32,524        481,808         415,581
     Capital expenditures:
        Acquisitions ...................       394,006        388,436             --             --             --           5,570
        Other ..........................       204,591         85,833         22,859         41,134         51,000           3,765

------------------------
Footnotes are explained on page 97.

                               VORNADO REALTY L.P.

                                                                             December 31, 1999
                                            -------------------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                        Merchandise    Controlled
                                               Total         Office         Retail          Mart       Logistics       Other(2)
                                            -----------    -----------   -----------    -----------   -----------    ------------
Total revenues ............................  $   509,860   $   247,499   $   167,155    $    86,521   $        --     $     8,685
Total expenses ............................      295,008       151,573        70,334         50,761            --          22,340
                                             -----------   -----------   -----------    -----------   -----------     -----------
Operating income ..........................      214,852        95,926        96,821         35,760            --         (13,655)
Income applicable to Alexander's ..........        3,123            --            --             --            --           3,123
Income from partially-owned entities ......       32,025        10,854           258         (1,969)       15,191           7,691
Interest and other investment income ......       24,074         4,467         2,159            639            --          16,809
Interest and debt expense .................     (114,686)      (25,175)      (32,249)       (18,711)           --         (38,551)
Net gain from insurance settlement and
     condemnation proceeding ..............        9,649            --            --             --            --           9,649
Minority Interest .........................         (651)         (651)           --             --            --              --
                                             -----------   -----------   -----------    -----------   -----------     -----------
Net income ................................      168,386        85,421        66,989         15,719        15,191         (14,934)
Minority Interest .........................          651           651            --             --            --              --
Interest and debt expense (4) .............      164,478        40,245        32,709         18,711        26,541          46,272
Depreciation and amortization (4) .........      104,299        39,246        15,520          9,899        33,117           6,517
Net gain from insurance settlement and
     condemnation proceeding ..............       (9,649)           --            --             --            --          (9,649)
Straight-lining of rents (4) ..............      (16,132)       (6,845)       (3,203)        (4,882)           --          (1,202)
Other .....................................       15,055           (79)           --             --         8,872(3)        6,262(5)
                                             -----------   -----------   -----------    -----------   -----------     -----------
EBITDA(1) .................................  $   427,088   $   158,639   $   112,015    $    39,447   $    83,721     $    33,266
                                             ===========   ===========   ===========    ===========   ===========     ===========

Balance sheet data:
     Real estate, net .....................  $ 3,089,075   $ 1,777,919   $   565,723    $   729,485   $        --     $    15,948
     Investments and advances to
        partially-owned entities ..........      827,840       118,337         2,946         26,638       459,172         220,747
     Capital expenditures:
        Acquisitions ......................    2,059,000       923,000        38,000        745,000       175,000         178,000
        Other .............................       80,548        51,162         5,535         10,314        12,463           1,074

------------------------
Footnotes are explained on page 97.

                               VORNADO REALTY L.P.

Notes to segment information:

   (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
   (2) Other EBITDA is comprised of:

                                                               2000           1999          1998
                                                              --------       --------      --------

                 Investment in Newkirk Joint Ventures         $ 50,985       $ 39,796      $  5,379
                 Investments in other partially-owned
                   entities (Hotel Pennsylvania,*
                   Alexander's and other)                       43,067         34,827        25,323
                 Investment Income                              25,290         15,836        16,809
                 Unallocated general and administrative
                    expenses                                   (25,166)       (23,288)      (18,147)
                 Other                                           6,870          2,271         3,902
                                                              --------       --------      --------
                         Total                                $101,046       $ 69,442      $ 33,266
                                                              ========       ========      ========

                * The Commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated

   (3) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and (ii) the add back of non-recurring unification costs.
   (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
   (5) Primarily represents the Company's equity in Alexander's loss for the write-off resulting from the razing of Alexander's building formerly located at its Lexington Avenue site.
   (6) Net of $9,780, of rent not recognized as income.
   (7) Includes the reversal of $4,765 of expenses in connection with a deferred compensation arrangement.


18. SUBSEQUENT EVENTS

     On February 22, 2001, the Company entered into a 20-day exclusive negotiation period with the Port Authority of NY & NJ to complete the contract and associated documents for the net lease of the 11 million square foot World Trade Center complex in New York. The 99-year net lease of the World Trade Center has been valued by the Port Authority's advisors at approximately $3.25 billion. The Board of the Commissioners of the Port Authority has instructed their staff and advisors to present the final contract for approval at a special Port Authority Board meeting scheduled for March 14, 2001. In connection therewith, the Company has provided the Port Authority with a $100 million refundable and non-drawable letter of credit.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2000, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 45 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

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

                                                                                 PAGES IN
                                                                               THIS ANNUAL
                                                                                REPORT ON
                                                                                FORM 10-K
                                                                               -----------
         II--Valuation and Qualifying Accounts--years ended December 31, 2000,
            1999 and 1998..................................................            101
         III--Real Estate and Accumulated Depreciation as of December 31,2000          102

     Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

     The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.
      12 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirement
      21   Subsidiaries of the Registrant
      23   Consent of Independent Auditors

     (b) Reports on Form 8-K and Form 8-K/A

     During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                             ITEMS REPORTED                       DATE FILED
-----------------                           --------------                       ----------

December 8, 2000           Issuance of Series D-8 Preferred Units of          December 28, 2000
                           Vornado Realty L.P.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VORNADO REALTY L.P.


                                 By:      /s/ Joseph Macnow
                                    ------------------------------------------
                                      Joseph Macnow, Executive Vice President -
                                             Finance and Administration and
                                             Chief Financial Officer



                                 Date:  March 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                    SIGNATURE                                   TITLE                      DATE
                    ---------                                   -----                      ----

By:      /s/ Steven Roth                           Chairman of the Board of          March 9, 2001
   --------------------------------------------       Trustees (Principal Executive
             (Steven Roth)                            Officer) of the General
                                                      Partner of the Registrant

By:      /s/ Michael D. Fascitelli
   --------------------------------------------    President and Trustee             March 9, 2001
             (Michael D. Fascitelli)                  of the General Partner
                                                      of the Registrant

By:      /s/ Joseph Macnow                         Executive Vice President -        March 9, 2001
   --------------------------------------------       Finance and Administration
             (Joseph Macnow)                          and Chief Financial Officer
                                                      of the General Partner of
                                                      the Registrant
By:      /s/ David Mandelbaum
   --------------------------------------------    Trustee of the General            March 9, 2001
             (David Mandelbaum)                       Partner of the Registrant

By:      /s/ Stanley Simon
   --------------------------------------------    Trustee of the General            March 9, 2001
             (Stanley Simon)                          Partner of the Registrant

By:      /s/ Ronald G. Targan
   --------------------------------------------    Trustee of the General            March 9, 2001
             (Ronald G. Targan)                       Partner of the Registrant

By:      /s/ Richard R. West
   --------------------------------------------    Trustee of the General            March 9, 2001
             (Richard R. West)                        Partner of the Registrant

By:      /s/ Russell B. Wight, Jr.
   --------------------------------------------    Trustee of the General            March 9, 2001
             (Russell B. Wight, Jr.)                  Partner of the Registrant

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                   COLUMN B          COLUMN C                     COLUMN D                 COLUMN E
-------------------------------------  -------------  -----------------  ----------------------------------  ---------------
                                         BALANCE          ADDITIONS                    DEDUCTIONS                BALANCE
                                       AT BEGINNING    CHARGED AGAINST   ----------------------------------      AT END
DESCRIPTION                              OF YEAR          OPERATIONS         DESCRIPTION            AMOUNT       OF YEAR
-----------                            -------------  -----------------  ---------------------     --------  ---------------
                                                                      (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
   Deducted from accounts receivable,                                     Uncollectible accounts
     allowance for doubtful accounts     $7,292             $2,957           written-off             $ 906        $ 9,343
                                         ======             ======                                   =====        =======

YEAR ENDED DECEMBER 31, 1999:
   Deducted from accounts receivable                                      Uncollectible accounts
     allowance for doubtful accounts     $3,044             $5,131           written-off             $ 883        $ 7,292
                                         ======             ======                                   =====        =======

YEAR ENDED DECEMBER 31, 1998:
   Deducted from accounts receivable,                                     Uncollectible accounts
     allowance for doubtful accounts     $ 658              $2,547           written-off             $ 161        $ 3,044
                                         ======             ======                                   =====        =======

                             VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 2000
                            (AMOUNTS IN THOUSANDS)



          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
OFFICE BUILDINGS
    NEW YORK
     MANHATTAN
       One Penn Plaza                      $    275,000   $      --       $    412,169        $    55,780
       Two Penn Plaza                           160,518      53,615            164,903             48,009
       909 Third Avenue                         107,879          --            120,723              9,118
       770 Broadway                              94,072      52,898             95,686             68,340
       Eleven Penn Plaza                         52,289      40,333             85,259              8,387
       Two Park Avenue                           90,000      43,609             69,715              3,694
       90 Park Avenue                                --       8,000            175,890             13,316
       888 Seventh Avenue                        55,000          --            117,269             18,364
       330 West 34th Street                          --          --              8,599              3,985
       1740 Broadway,                                --      26,971            102,890              6,899
       150 East 58th Street                          --      39,303             80,216              6,337
       866 United Nations Plaza                  33,000      32,196             37,534              6,187
       595 Madison (Fuller Building)             79,427      62,731             62,888                873
       640 Fifth Avenue                              --      38,224             25,992             29,921
       40 Fulton Street                              --      15,732             26,388              2,341
       689 Fifth Avenue                              --      19,721             13,446              1,011
       20 Broad Street                               --          --             28,760              2,010
       7 West 34th Street                            --      34,595             93,703                 --
    WESTCHESTER
       550/600 Mamaroneck Avenue                     --          --             21,770                985
                                       ------------------ ---------  ------------------- ------------------
         Total New York                         947,185     467,928          1,743,800            285,557
                                       ------------------ ---------  ------------------- ------------------

    NEW JERSEY
       Paramus                                       --          --              8,345              9,174
                                       ------------------ ---------  ------------------- ------------------
         Total New Jersey                            --          --              8,345              9,174
                                       ------------------ ---------  ------------------- ------------------

TOTAL OFFICE BUILDINGS                          947,185     467,928          1,752,145            294,731
                                       ------------------ ---------  ------------------- ------------------

SHOPPING CENTERS
    NEW JERSEY
       Bordentown                                 8,236 *       498              3,176              1,096
       Bricktown                                 16,645 *       929              2,175              9,181
       Cherry Hill                               15,308 *       915              3,926              3,296

          COLUMN A                                       COLUMN E                          COLUMN F        COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                  GROSS AMOUNT AT WHICH
                                                CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
OFFICE BUILDINGS
    NEW YORK
     MANHATTAN
       One Penn Plaza                  $       --      $    467,949     $   467,949      $    32,765          1972
       Two Penn Plaza                      52,689           213,838         266,527           21,509          1968
       909 Third Avenue                        --           129,841         129,841            4,951          1969
       770 Broadway                        52,898           164,026         216,924            6,777          1907
       Eleven Penn Plaza                   40,333            93,646         133,979            9,184          1923
       Two Park Avenue                     43,609            73,409         117,018            8,167          1928
       90 Park Avenue                       8,000           189,206         197,206           15,744          1964
       888 Seventh Avenue                      --           135,633         135,633            6,163          1980
       330 West 34th Street                    --            12,584          12,584              476          1925
       1740 Broadway,                      26,971           109,789         136,760           10,780          1950
       150 East 58th Street                39,303            86,553         125,856            5,923          1969
       866 United Nations Plaza            32,196            43,721          75,917            4,508          1966
       595 Madison (Fuller Building)       62,731            63,761         126,492            2,095          1968
       640 Fifth Avenue                    38,224            55,913          94,137            3,844          1950
       40 Fulton Street                    15,732            28,729          44,461            2,100          1987
       689 Fifth Avenue                    19,721            14,457          34,178              819          1925
       20 Broad Street                         --            30,770          30,770            1,868          1956
       7 West 34th Street                  34,595            93,703         128,298              389
    WESTCHESTER
       550/600 Mamaroneck Avenue               --            22,755          22,755            1,340        1971/1969
                                       -----------   ----------------  ------------- -----------------
         Total New York                   467,002         2,030,283       2,497,285          139,402
                                       -----------   ----------------  ------------- -----------------

    NEW JERSEY
       Paramus                                 --            17,519          17,519            3,827          1967
                                       -----------   ----------------  ------------- -----------------
         Total New Jersey                      --            17,519          17,519            3,827
                                       -----------   ----------------  ------------- -----------------

TOTAL OFFICE BUILDINGS                    467,002         2,047,802       2,514,804          143,229
                                       -----------   ----------------  ------------- -----------------

SHOPPING CENTERS
    NEW JERSEY
       Bordentown                             713             4,057           4,770            3,822          1958
       Bricktown                              929            11,356          12,285            5,396          1968
       Cherry Hill                            915             7,222           8,137            5,664          1964

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
OFFICE BUILDINGS
    NEW YORK
     MANHATTAN
       One Penn Plaza                       1998            39 Years
       Two Penn Plaza                       1997            39 Years
       909 Third Avenue                     1999            39 Years
       770 Broadway                         1998            39 Years
       Eleven Penn Plaza                    1997            39 Years
       Two Park Avenue                      1998            39 Years
       90 Park Avenue                       1997            39 Years
       888 Seventh Avenue                   1999            39 Years
       330 West 34th Street                 1998            39 Years
       1740 Broadway,                       1997            39 Years
       150 East 58th Street                 1998            39 Years
       866 United Nations Plaza             1997            39 Years
       595 Madison (Fuller Building)        1999            39 Years
       640 Fifth Avenue                     1997            39 Years
       40 Fulton Street                     1998            39 Years
       689 Fifth Avenue                     1998            39 Years
       20 Broad Street                      1998            39 Years
       7 West 34th Street                   2000            40 Years
    WESTCHESTER
       550/600 Mamaroneck Avenue            1998            39 Years

         Total New York


    NEW JERSEY
       Paramus                              1987          26 - 40 Years

         Total New Jersey


TOTAL OFFICE BUILDINGS


SHOPPING CENTERS
    NEW JERSEY
       Bordentown                           1958          7 - 40 Years
       Bricktown                            1968          22 - 40 Years
       Cherry Hill                          1964          12 - 40 Years

                             VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 2000
                            (AMOUNTS IN THOUSANDS)


          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
       Delran                                     6,561 *       756              3,184              2,626
       Dover                                      7,502 *       224              2,330              2,437
       East Brunswick                            23,242 *       319              3,236              6,506
       East Hanover I                            27,864 *       376              3,063              3,645
       East Hanover II                               --       1,756              8,706                 --
       Hackensack                                25,534 *       536              3,293              7,261
       Jersey City                               19,548 *       652              2,962              1,796
       Kearny (4)                                 3,816 *       279              4,429             (1,208)
       Lawnside                                  10,817 *       851              2,222              1,351
       Lodi                                       9,586 *       245              9,339                117
       Manalapan                                 12,793 *       725              2,447              4,972
       Marlton                                   12,439 *     1,514              4,671                566
       Middletown                                16,792 *       283              1,508              3,939
       Morris Plains                             12,292 *     1,254              3,140              3,166
       North Bergen (4)                           4,047 *       510              3,390               (956)
       North Plainfield                          11,112 *       500             13,340                394
       Totowa                                    30,155 *     1,097              5,359             10,941
       Turnersville                               4,172 *       900              2,132                597
       Union                                     34,245 *     1,014              4,527              2,947
       Vineland                                      --         290              1,594              1,253
       Watchung (4)                              13,817         451              2,347              6,857
       Woodbridge                                22,572 *       190              3,047                709
                                       ------------------ ---------  ------------------- ------------------
         Total New Jersey                       349,095      17,064             99,543             73,489
                                       ------------------ ---------  ------------------- ------------------

    NEW YORK
       14th Street and Union
         Square, Manhattan                           --      12,566              4,044             15,146
       Albany (Menands)                           6,348 *       460              1,677              2,649
       Buffalo (Amherst)                          7,153 *       402              2,019              2,162
       Freeport                                  15,110 *     1,231              3,273              2,848
       New Hyde Park                              7,626 *        --                 --                  4
       North Syracuse                                --          --                 --                 23
       Rochester (Henrietta)                         --          --              2,124              1,151

          COLUMN A                                      COLUMN E                          COLUMN F        COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                   GROSS AMOUNT AT WHICH
                                                 CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
       Delran                                 756             5,810           6,566            3,228          1972
       Dover                                  204             4,787           4,991            3,174          1964
       East Brunswick                         319             9,742          10,061            6,018          1957
       East Hanover I                         476             6,608           7,084            4,998          1962
       East Hanover II                      1,756             8,706          10,462              490          1979
       Hackensack                             536            10,554          11,090            5,341          1963
       Jersey City                            652             4,758           5,410            3,928          1965
       Kearny (4)                             290             3,210           3,500            1,275          1938
       Lawnside                               851             3,573           4,424            2,363          1969
       Lodi                                   245             9,456           9,701              293          1999
       Manalapan                              725             7,419           8,144            4,297          1971
       Marlton                              1,611             5,140           6,751            3,910          1973
       Middletown                             283             5,447           5,730            3,049          1963
       Morris Plains                        1,104             6,456           7,560            5,212          1961
       North Bergen (4)                     2,308               636           2,944              142          1993
       North Plainfield                       500            13,734          14,234            5,308          1955
       Totowa                               1,163            16,234          17,397            6,557        1957/1999
       Turnersville                           900             2,729           3,629            1,740          1974
       Union                                1,014             7,474           8,488            5,436          1962
       Vineland                               290             2,847           3,137            1,973          1966
       Watchung (4)                         4,178             5,477           9,655            1,112          1994
       Woodbridge                             220             3,726           3,946            3,097          1959
                                       -----------   ----------------  ------------- -----------------
         Total New Jersey                  22,938           167,158         190,096           87,823
                                       -----------   ----------------  ------------- -----------------

    NEW YORK
       14th Street and Union
         Square, Manhattan                 24,079             7,677          31,756            1,188          1965
       Albany (Menands)                       460             4,326           4,786            2,219          1965
       Buffalo (Amherst)                      636             3,947           4,583            2,810          1968
       Freeport                             1,231             6,121           7,352            3,151          1981
       New Hyde Park                           --                 4               4              123          1970
       North Syracuse                          --                23              23               23          1967
       Rochester (Henrietta)                   --             3,275           3,275            2,239          1971

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
       Delran                               1972          16 - 40 Years
       Dover                                1964          16 - 40 Years
       East Brunswick                       1957          8 - 33 Years
       East Hanover I                       1962          9 - 40 Years
       East Hanover II                      1998            40 Years
       Hackensack                           1963          15 - 40 Years
       Jersey City                          1965          11 - 40 Years
       Kearny (4)                           1959          23 - 29 Years
       Lawnside                             1969          17 - 40 Years
       Lodi                                 1975            40 Years
       Manalapan                            1971          14 - 40 Years
       Marlton                              1973          16 - 40 Years
       Middletown                           1963          19 - 40 Years
       Morris Plains                        1985          7 - 19 Years
       North Bergen (4)                     1959            30 Years
       North Plainfield                     1989          21 - 30 Years
       Totowa                               1957          19 - 40 Years
       Turnersville                         1974          23 - 40 Years
       Union                                1962           6 - 40 Years
       Vineland                             1966          18 -40 Years
       Watchung (4)                         1959          27 - 30 Years
       Woodbridge                           1959          11 - 40 Years

         Total New Jersey


    NEW YORK
       14th Street and Union
         Square, Manhattan                  1993          36 - 39 Years
       Albany (Menands)                     1965          22 - 40 Years
       Buffalo (Amherst)                    1968          13 - 40 Years
       Freeport                             1981          15 - 40 Years
       New Hyde Park                        1976          6 - 10 Years
       North Syracuse                       1976          11 - 12 Years
       Rochester (Henrietta)                1971          15 - 40 Years

                             VORNADO REALTY L.P.
                               AND SUBSIDIARIES

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 2000
                            (AMOUNTS IN THOUSANDS)

          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
       Rochester                                     --         443              2,870                958
       Valley Stream (Green Acres)              161,900     140,069             99,586              4,751
                                       ------------------ ---------  ------------------- ------------------
         Total New York                         198,137     155,171            115,593             29,692
                                       ------------------ ---------  ------------------- ------------------

    PENNSYLVANIA
       Allentown                                 23,728 *        70              3,446             10,197
       Bensalem (4)                               6,557 *     1,198              3,717              1,177
       Bethlehem                                  4,150 *       278              1,806              3,904
       Broomall                                   9,979 *       734              1,675              1,455
       Glenolden                                  7,484 *       850              1,295                728
       Lancaster                                     --         606              2,312              2,732
       Levittown                                     --         193              1,231                 35
       10th and Market
         Streets, Philadelphia                    9,140 *       933              3,230              5,729
       Upper Moreland                             7,095 *       683              2,497                564
       York                                       4,196 *       421              1,700              1,173
                                       ------------------ ---------  ------------------- ------------------
         Total Pennsylvania                      72,329       5,966             22,909             27,694
                                       ------------------ ---------  ------------------- ------------------

    MARYLAND
       Baltimore (Belair Rd.)                        --         785              1,333              3,419
       Baltimore (Towson)                        11,628 *       581              2,756                678
       Baltimore (Dundalk)                        6,301 *       667              1,710              3,222
       Glen Burnie                                5,984 *       462              1,741              1,489
       Hagerstown                                 3,353 *       168              1,453                984
                                       ------------------ ---------  ------------------- ------------------
         Total Maryland                          27,266       2,663              8,993              9,792
                                       ------------------ ---------  ------------------- ------------------

    CONNECTICUT
       Newington                                  6,683 *       502              1,581              2,003
       Waterbury                                     --          --              2,103              1,435
                                       ------------------ ---------  ------------------- ------------------
         Total Connecticut                        6,683         502              3,684              3,438
                                       ------------------ ---------  ------------------- ------------------

    MASSACHUSETTS
       Chicopee                                      --         510              2,031                358
       Springfield (4)                            3,190 *       505              1,657                808
                                       ------------------ ---------  ------------------- ------------------
         Total Massachusetts                      3,190       1,015              3,688              1,166
                                       ------------------ ---------  ------------------- ------------------

          COLUMN A                                      COLUMN E                          COLUMN F        COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                    GROSS AMOUNT AT WHICH
                                                 CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
       Rochester                              443             3,828           4,271            2,616          1966
       Valley Stream (Green Acres)        139,910           104,496         244,406            7,915          1956
                                       -----------   ----------------  ------------- -----------------
         Total New York                   166,759           133,697         300,456           22,284
                                       -----------   ----------------  ------------- -----------------

    PENNSYLVANIA
       Allentown                              334            13,379          13,713            5,876          1957
       Bensalem (4)                         2,727             3,365           6,092            1,291        1972/1999
       Bethlehem                              278             5,710           5,988            3,888          1966
       Broomall                               850             3,014           3,864            2,206          1966
       Glenolden                              850             2,023           2,873            1,166          1975
       Lancaster                              606             5,044           5,650            3,419          1966
       Levittown                              183             1,276           1,459            1,212          1964
       10th and Market
         Streets, Philadelphia                933             8,959           9,892            1,502          1977
       Upper Moreland                         683             3,061           3,744            2,050          1974
       York                                   409             2,885           3,294            1,878          1970
                                       -----------   ----------------  ------------- -----------------
         Total Pennsylvania                 7,853            48,716          56,569           24,488
                                       -----------   ----------------  ------------- -----------------

    MARYLAND
       Baltimore (Belair Rd.)                 785             4,752           5,537            3,227          1962
       Baltimore (Towson)                     581             3,434           4,015            2,362          1968
       Baltimore (Dundalk)                    667             4,932           5,599            3,157          1966
       Glen Burnie                            462             3,230           3,692            1,930          1958
       Hagerstown                             168             2,437           2,605            1,533          1966
                                       -----------   ----------------  ------------- -----------------
         Total Maryland                     2,663            18,785          21,448           12,209
                                       -----------   ----------------  ------------- -----------------

    CONNECTICUT
       Newington                            1,652             2,434           4,086            1,687          1965
       Waterbury                              667             2,871           3,538            1,954          1969
                                       -----------   ----------------  ------------- -----------------
         Total Connecticut                  2,319             5,305           7,624            3,641
                                       -----------   ----------------  ------------- -----------------

    MASSACHUSETTS
       Chicopee                               510             2,389           2,899            1,900          1969
       Springfield (4)                      2,586               384           2,970               99          1993
                                       -----------   ----------------  ------------- -----------------
         Total Massachusetts                3,096             2,773           5,869            1,999
                                       -----------   ----------------  ------------- -----------------

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
       Rochester                            1966          10 - 40 Years
       Valley Stream (Green Acres)          1997          39 - 40 Years

         Total New York


    PENNSYLVANIA
       Allentown                            1957          20 - 42 Years
       Bensalem (4)                         1972            40 Years
       Bethlehem                            1966          9 - 40 Years
       Broomall                             1966          9 - 40 Years
       Glenolden                            1975          18 - 40 Years
       Lancaster                            1966          12 - 40 Years
       Levittown                            1964          7 - 40 Years
       10th and Market
         Streets, Philadelphia              1994          27 - 30 Years
       Upper Moreland                       1974          15 - 40 Years
       York                                 1970          15 - 40 Years

         Total Pennsylvania


    MARYLAND
       Baltimore (Belair Rd.)               1962          10 - 33 Years
       Baltimore (Towson)                   1968          13 - 40 Years
       Baltimore (Dundalk)                  1966          12 - 40 Years
       Glen Burnie                          1958          16 - 33 Years
       Hagerstown                           1966          9 - 40 Years

         Total Maryland


    CONNECTICUT
       Newington                            1965          9 - 40 Years
       Waterbury                            1969          21 - 40 Years

         Total Connecticut


    MASSACHUSETTS
       Chicopee                             1969          13 - 40 Years
       Springfield (4)                      1966          28 - 30 Years

         Total Massachusetts


                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
    PUERTO RICO (SAN JUAN)
       Montehiedra                               61,022       9,182             66,701                314
                                       ------------------ ---------  ------------------- ------------------


TOTAL SHOPPING CENTERS                          717,722     191,563            321,111            145,585
                                       ------------------ ---------  ------------------- ------------------

MERCHANDISE MART PROPERTIES
    ILLINOIS
       Merchandise Mart,
         Chicago                                250,000      64,528            319,146             20,531
       350 North Orleans
         Chicago                                 70,000      14,238             67,008             21,817
       33 North Dearborn
         Chicago                                 19,000       6,624             30,680                 --

    WASHINGTON, D.C.
       Washington Office Center                  48,102      10,719             69,658                342
       Washington Design Center                  23,632      12,274             40,662              5,780
       Other                                         --       9,175              6,273                 29

    NORTH CAROLINA
       Market Square Complex,
         High Point                              63,424      11,969             85,478             39,029
       National Furniture Mart,
         High Point                              13,568       1,069             16,761                189

    CALIFORNIA
       L. A. Mart,
         Los Angeles                             10,840      10,141             43,422                997

                                       ------------------ ---------  ------------------- ------------------
TOTAL MERCHANDISE MART                          498,566     140,737            679,088             88,714
                                       ------------------ ---------  ------------------- ------------------

          COLUMN A                                       COLUMN E                        COLUMN F          COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                  GROSS AMOUNT AT WHICH
                                                CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
    PUERTO RICO (SAN JUAN)
       Montehiedra                          9,182            67,015          76,197            6,292          1996
                                       -----------   ----------------  ------------- -----------------


TOTAL SHOPPING CENTERS                    214,810           443,449         658,259          158,736
                                       -----------   ----------------  ------------- -----------------

MERCHANDISE MART PROPERTIES
    ILLINOIS
       Merchandise Mart,
         Chicago                           64,528           339,677         404,205           24,033          1930
       350 North Orleans
         Chicago                           14,238            88,825         103,063            7,474          1977
       33 North Dearborn
         Chicago                            6,624            30,680          37,304              255

    WASHINGTON, D.C.
       Washington Office Center            10,719            70,000          80,719            4,877          1990
       Washington Design Center            12,274            46,442          58,716            3,477          1919
       Other                                9,175             6,302          15,477              436

    NORTH CAROLINA
       Market Square Complex,
         High Point                        14,010           122,466         136,476            5,234       1902 - 1989
       National Furniture Mart,
         High Point                         1,069            16,950          18,019              911          1964

    CALIFORNIA
       L. A. Mart,
         Los Angeles                       10,141            44,419          54,560              271

                                       -----------   ----------------  ------------- -----------------
TOTAL MERCHANDISE MART                    142,778           765,761         908,539           46,968
                                       -----------   ----------------  ------------- -----------------

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
    PUERTO RICO (SAN JUAN)
       Montehiedra                          1997            40 Years



TOTAL SHOPPING CENTERS


MERCHANDISE MART PROPERTIES
    ILLINOIS
       Merchandise Mart,
         Chicago                            1998            40 Years
       350 North Orleans
         Chicago                            1998            40 Years
       33 North Dearborn
         Chicago                            2000            40 Years

    WASHINGTON, D.C.
       Washington Office Center             1998            40 Years
       Washington Design Center             1998            40 Years
       Other                                1998            40 Years

    NORTH CAROLINA
       Market Square Complex,
         High Point                         1998            40 Years
       National Furniture Mart,
         High Point                         1998            40 Years

    CALIFORNIA
       L. A. Mart,
         Los Angeles                        2000            40 Years


TOTAL MERCHANDISE MART


                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
       East Brunswick                                --          --              4,772              2,869
       East Hanover                                  --         576              7,752              7,248
       Edison                                        --         705              2,839              1,435
       Garfield                                      --          96              8,068              4,918
                                       ------------------ ---------  ------------------- ------------------
TOTAL WAREHOUSE/INDUSTRIAL                           --       1,377             23,431             16,470
                                       ------------------ ---------  ------------------- ------------------

OTHER PROPERTIES
    NEW JERSEY
       Montclair                                  1,964 *        66                470                330
                                       ------------------ ---------  ------------------- ------------------
         Total New Jersey                         1,964          66                470                330
                                       ------------------ ---------  ------------------- ------------------

    NEW YORK
       Hotel Pennsylvania
         (Commercial)                            47,009      12,542             51,047                 --
       1135 Third Avenue                             --       7,844              7,844                 --
       Riese                                         --      19,135              7,294              1,391
                                       ------------------ ---------  ------------------- ------------------
         Total New York                          47,009      39,521             66,185              1,391
                                       ------------------ ---------  ------------------- ------------------

          COLUMN A                                       COLUMN E                       COLUMN F           COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                   GROSS AMOUNT AT WHICH
                                                 CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
       East Brunswick                          --             7,641           7,641            4,608          1972
       East Hanover                           693            14,883          15,576           10,803       1963 - 1967
       Edison                                 704             4,275           4,979            2,508          1954
       Garfield                                96            12,986          13,082            9,988          1942
                                       -----------   ----------------  ------------- -----------------
TOTAL WAREHOUSE/INDUSTRIAL                  1,493            39,785          41,278           27,907
                                       -----------   ----------------  ------------- -----------------

OTHER PROPERTIES
    NEW JERSEY
       Montclair                               66               800             866              554          1972
                                       -----------   ----------------  ------------- -----------------
         Total New Jersey                      66               800             866              554
                                       -----------   ----------------  ------------- -----------------

    NEW YORK
       Hotel Pennsylvania
         (Commercial)                      12,542            51,047          63,589            4,166          1919
       1135 Third Avenue                    7,844             7,844          15,688              588
       Riese                               19,725             8,095          27,820              662        1911-1987
                                       -----------   ----------------  ------------- -----------------
         Total New York                    40,111            66,986         107,097            5,416
                                       -----------   ----------------  ------------- -----------------

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
WAREHOUSE/INDUSTRIAL
    NEW JERSEY
       East Brunswick                       1972          18 - 40 Years
       East Hanover                         1963          7 - 40 Years
       Edison                               1982          12 - 25 Years
       Garfield                             1959          11 - 33 Years

TOTAL WAREHOUSE/INDUSTRIAL


OTHER PROPERTIES
    NEW JERSEY
       Montclair                            1972          4 - 15 Years

         Total New Jersey


    NEW YORK
       Hotel Pennsylvania
         (Commercial)                       1997            40 Years
       1135 Third Avenue                    1997            40 Years
       Riese                                1997            39 Years

         Total New York

                              VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



          COLUMN A                          COLUMN B                COLUMN C                 COLUMN D
-----------------------------------------------------------------------------------------------------------

                                                            INITIAL COST TO COMPANY(1)        COSTS
                                                          ------------------------------   CAPITALIZED
                                                                                            SUBSEQUENT
                                                                       BUILDINGS AND            TO
    DESCRIPTION                          ENCUMBRANCES         LAND     IMPROVEMENTS        ACQUISITION
-------------------------------------- ------------------ ---------  ------------------- ------------------
    FLORIDA
       Student Housing Joint Venture             19,451       3,722             21,095                473
                                       ------------------ ---------  ------------------- ------------------
         Total Florida                           19,451       3,722             21,095                473
                                       ------------------ ---------  ------------------- ------------------

TOTAL OTHER PROPERTIES                           68,424      43,309             87,750              2,194
                                       ------------------ ---------  ------------------- ------------------

LEASEHOLD IMPROVEMENTS,
    EQUIPMENT AND OTHER                                                                            38,709
                                                                                         ------------------

TOTAL -
    DECEMBER 31, 2000                        $2,231,897   $844,914          $2,863,525           $586,403
                                       ================== =========  =================== ==================

          COLUMN A                                       COLUMN E                        COLUMN F          COLUMN G
------------------------------------------------------------------------------------------------------------------------
                                                  GROSS AMOUNT AT WHICH
                                                CARRIED AT CLOSE OF PERIOD
                                       ---------------------------------------------    ACCUMULATED
                                                        BUILDINGS                      DEPRECIATION
                                                          AND                              AND             DATE OF
    DESCRIPTION                            LAND        IMPROVEMENTS       TOTAL(2)     AMORTIZATION     CONSTRUCTION(3)
-------------------------------------- -----------   ----------------  ------------- ----------------- -----------------
    FLORIDA
       Student Housing Joint Venture        3,763            21,527          25,290              494        1996-1997
                                       -----------   ----------------  ------------- -----------------
         Total Florida                      3,763            21,527          25,290              494
                                       -----------   ----------------  ------------- -----------------

TOTAL OTHER PROPERTIES                     43,940            89,313         133,253            6,464
                                       -----------   ----------------  ------------- -----------------

LEASEHOLD IMPROVEMENTS,
    EQUIPMENT AND OTHER                                      38,709          38,709           10,483
                                                     ----------------  ------------- -----------------

TOTAL -
    DECEMBER 31, 2000                    $870,023        $3,424,819      $4,294,842         $393,787
                                       ===========   ================  ============= =================

          COLUMN A                      COLUMN H              COLUMN I
---------------------------------------------------------------------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                                                          IN LATEST
                                                            INCOME
                                          DATE             STATEMENT
    DESCRIPTION                          ACQUIRED         IS COMPUTED
-------------------------------------- ------------ -----------------------
    FLORIDA
       Student Housing Joint Venture        2000            40 Years

         Total Florida


TOTAL OTHER PROPERTIES


LEASEHOLD IMPROVEMENTS,
    EQUIPMENT AND OTHER                                   3 - 20 Years


TOTAL -
    DECEMBER 31, 2000


   * These encumbrances are cross collateralized under a blanket mortgage in the amount of $496,764 at December 31, 2000.

Notes:

       1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.

       2) The net basis of the company's assets and liabilities for tax purposes is approximately $1,033,000 lower than the amount reported for financial statement purposes.

       3) Date of original construction ---- many properties have had substantial renovation or additional construction ---- see Column D.

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

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

     The following is a reconciliation of real estate assets and accumulated depreciation:

                                                            YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2000          1999          1998
                                                    ----------     ----------   ----------
Real Estate
  Balance at beginning of period............        $3,921,507     $3,315,891  $ 1,564,093
  Additions during the period:
    Land....................................            57,669         83,153      308,261
    Buildings & improvements................           357,367        522,463    1,464,595
                                                    ----------     ----------   ----------
                                                     4,336,543      3,921,507    3,336,949
  Less: Asset sold and written-off..........            41,701             --       21,058
                                                    ----------     ----------   ----------
  Balance at end of period..................        $4,294,842     $3,921,507   $3,315,891
                                                    ==========     ==========   ==========

ACCUMULATED DEPRECIATION
  Balance at beginning of period                    $  308,542     $  226,816   $  173,434
  Additions charged to operating expenses...            91,236         81,726       59,227
                                                    ----------     ----------   ----------
                                                       399,778        308,542      232,661

  Less: Accumulated depreciation on assets
    sold and written-off....................             5,991             --        5,845
                                                    ----------     ----------   ----------
  Balance at end of period..................        $  393,787     $  308,542   $  226,816
                                                    ==========     ==========   ==========

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

-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.11      -- Articles Supplementary Classifying VORNADO REALTY L.P.'s Series
                 D-2 Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of
                 Maryland on May 27, 1999 - Incorporated by reference
                 to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                 May by 27, 1999 (File No. 001-11954), filed on July 7, 1999..................         *

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

  3.15      -- Articles Supplementary to Declaration of Trust of VORNADO REALTY
                 L.P. with respect to the Series D-6 Preferred Shares, dated May
                 1, 2000, as filed with the State Department of Assessments and
                 Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                 Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000.........         *

  3.16      -- Articles Supplementary to Declaration of Trust of VORNADO REALTY
                 L.P. with respect to the Series D-7 Preferred Shares, dated May
                 25, 2000, as filed with the State Department of Assessments and
                 Taxation of Maryland on June 1, 2000 - Incorporated by
                 reference to Exhibit 3.1 of Vornado's Current Report
                 on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000.         *

  3.17      -- Articles Supplementary to Declaration of Trust of VORNADO REALTY
                 L.P. with respect to the Series D-8 Preferred Shares -
                 Incorporated by reference to Exhibit 3.1 of Vornado's Current
                 Report on Form 8-K, dated December 8, 2000
                 (File No. 1-11954), filed on December 28, 2000...............................         *

  3.18      -- Amended and Restated Bylaws of Vornado, as amended on March 2,
                 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's
                 Annual Report on Form 10-K for the period ended December 31,
                 1999 (File No. 1-11954), filed on
                 March 9, 2000................................................................         *

  3.19      -- Second Amended and Restated Agreement of Limited Partnership of
                 the Operating Partnership, dated as of October 20, 1997 -
                 Incorporated by reference to Exhibit 3.4 of Vornado's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1997 filed on March 31, 1998 (the "1997 10-K")..................         *

  3.20      -- Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Vornado Realty L.P., dated as of December 16, 1997--Incorporated by
                 reference to Exhibit 3.5 of the 1997 10-K....................................         *

  3.21      -- Second Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 April 1, 1998 - Incorporated by reference to Exhibit 3.5 of
                 Vornado's Registration Statement
                 on Form S-3 (File No. 333-50095), filed on April 14, 1998....................         *


-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.22      -- Third Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 November 12, 1998 - Incorporated by reference to
                 Exhibit 3.2 of Vornado's Current Report on Form
                 8-K, dated November 12, 1998 (File No. 001-11954), filed on
                 November 30, 1998............................................................         *

  3.23      -- Fourth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 November 30, 1998 - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form
                 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999..         *

  3.24      -- Exhibit A, dated as of December 22, 1998, to Second Amended and
                 Restated Agreement of Limited Partnership of the Operating
                 Partnership - Incorporated by reference to Exhibit 3.4 of
                 Vornado's Current Report on Form 8-K/A, dated
                 November 12, 1998 (File No. 001-11954), filed on February 9, 1999............         *

  3.25      -- Fifth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of the Operating Partnership, dated as of
                 March 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                 Vornado's Current Report on Form
                 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999.......         *

  3.26      -- Exhibit A to Second Amended and Restated Agreement of Limited
                 Partnership of the Operating Partnership, dated as of March 11,
                 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
                 Current Report on Form 8-K, dated
                 March 3, 1999 (File No. 001-11954), filed on March 17, 1999..................         *

  3.27      -- Sixth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of March 17, 1999 -
                 Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form
                 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999..........         *

  3.28      -- Seventh Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 20,
                 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                 Current Report on Form 8-K, dated
                 May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....................         *

  3.29      -- Eighth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 20,
                 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                 Current Report on Form 8-K, dated
                 May 27, 1999 (File No. 001-11954), filed on July 7, 1999.....................         *

  3.30      -- Ninth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 20,
                 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                 Current Report on Form 8-K, dated
                 September 3, 1999 (File No. 001-11954), filed on October 25, 1999............         *

  3.31      -- Tenth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 20,
                 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                 Current Report on Form 8-K, dated
                 September 3, 1999 (File No. 001-11954), filed on October 25, 1999............         *

  3.32      -- Eleventh Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of November 24, 1999 -
                 Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form
                 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                 December 23, 1999............................................................         *

-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.33      -- Twelfth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                 May 1, 2000 (File No. 001-11954), filed on May 19, 2000......................         *

  3.34      -- Thirteenth Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Vornado Realty L.P., dated as of May 25,
                 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                 Current Report on Form 8-K, dated
                 May 25, 2000 (File No. 001-11954), filed on June 16, 2000....................         *

  3.35      -- Fourteenth Amendment to Second Amended and Restated Agreement of Limited
                 Partnership of Vornado Realty L.P., dated as of December 8, 2000 -
                 Incorporated by reference to Exhibit 3.2 of Vornado's Current
                 Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on
                 December 28, 2000............................................................         *

  4.1       -- Instruments defining the rights of security holders (see Exhibits 3.1 through
                 3.18 of this Annual Report on Form 10-K)

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

  4.7       -- Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, Lasalle Bank National Association, ABN Amro Bank
                 N.V. and Midland Loan Services, Inc. - Incorporated by
                 reference to Exhibit 10.48 of Vornado's Annual Report on Form
                 10-K for the period ended December 31, 1999 (File No.
                 1-11954), filed on March 9, 2000.............................................         *

 10.1       -- VORNADO REALTY L.P.'s 1993 Omnibus Share Plan, as amended -
                 Incorporated by reference to Exhibit 4.1 of VORNADO REALTY
                 L.P.'s registration statement on
                 Form S-8 (File No. 001-11954), filed on July 30, 1996........................         *

 10.2       -- Second Amendment, dated as of June 12, 1997, to Vornado's 1993
                 Omnibus Share Plan, as amended - Incorporated by reference to
                 Vornado's Registration
                 Statement on Form S-8 (File No. 333-29011) filed on June 12, 1997............         *

 10.3       -- Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey,
                 Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No.
                 001-11954), filed May 8, 1992................................................         *


-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
 10.4**     -- Mortgage, Security Agreement, Assignment of Leases and Rents and
                 Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance
                 Corp., as mortgagee - Incorporated by reference to Vornado's
                 Current Report on Form 8-K dated November 24, 1993
                 (File No. 001-11954), filed December 1, 1993.................................         *

 10.5**     -- 1985 Stock Option Plan as amended - Incorporated by reference to
                 Vornado's Quarterly Report on Form 10-Q for quarter ended May
                 2, 1987 (File No.
                 001-11954), filed June 9, 1987...............................................         *

 10.6**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
                 Stock Option Plan - Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for
                 quarter ended October 26, 1985 (File No. 001-11954), filed December 9, 1985..         *

 10.7**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
                 Stock Option Plan--Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q
                 for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987.......         *

 10.8**     -- Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985
                 Stock Option Plan--Incorporated by reference to Vornado's
                 Quarterly Report on Form 10-Q for quarter ended October 26,
                 1985 (File No. 001-11954), filed December 9,
                 1985.........................................................................         *

 10.9**     -- Employment Agreement between VORNADO REALTY L.P. and Joseph
                 Macnow dated January 1, 1998 - Incorporated by reference to
                 Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998 (File
                 No. 001-11954), filed November 12, 1998......................................         *

 10.10**    -- Employment Agreement between VORNADO REALTY L.P. and Richard
                 Rowan dated January 1, 1998 - Incorporated by reference to
                 Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1998 (File
                 No. 001-11954), filed November 12, 1998......................................         *

 10.11**    -- Employment Agreement between VORNADO REALTY L.P. and Irwin
                 Goldberg, dated December 11, 1997 - Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for
                 the year ended December 31, 1997 (File No.
                 001-11954), filed on April 14, 1998..........................................         *

 10.12**    -- Employment Agreement between VORNADO REALTY L.P. and Michael D.
                 Fascitelli dated December 2, 1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                 December 31, 1996 (File No.
                 001-11954), filed March 13, 1997.............................................         *

 10.13      -- Promissory Notes from Steven Roth to Vornado, Inc. dated December 29, 1992 and
                 January 15, 1993 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................         *

 10.14      -- Registration Rights Agreement between Vornado, Inc. and Steven Roth Dated
                 December 29, 1992 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................         *

 10.15      -- Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December
                 29, 1992 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February
                 16, 1993.....................................................................         *


-----------------------------
*  Incorporated by reference
** Management contract or compensatory plan

EXHIBIT
  NO.
-------
 10.16      -- Promissory Note from Steven Roth to VORNADO REALTY L.P. dated
                 April 15, 1993 and June 17, 1993 - Incorporated by reference to
                 Vornado's Annual Report on Form 10-K for the year ended
                 December 31, 1993 (File No. 001-11954), filed
                 March 24, 1994...............................................................         *

 10.17      -- Promissory Note from Richard Rowan to VORNADO REALTY L.P. -
                 Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended
                 December 31, 1993 (File No. 001-11954), filed March 24, 1994.................         *

 10.18      -- Promissory Note from Joseph Macnow to VORNADO REALTY L.P. -
                 Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended
                 December 31, 1993 (File No. 001-11954), filed March 24, 1994.................         *

 10.19      -- Management Agreement between Interstate Properties and Vornado, Inc. dated
                 July 13, 1992 -Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                 February 16, 1993............................................................         *

 10.20      -- Real Estate Retention Agreement between Vornado, Inc., Keen Realty
                 Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 -
                 Incorporated by reference to Vornado's Annual Report on Form 10-K for the
                 year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993...         *

 10.21      -- Amendment to Real Estate Retention Agreement dated February 6,
                 1995 - Incorporated by reference to Vornado's Annual Report on
                 Form 10-K for the
                 year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995......         *

 10.22      -- Stipulation between Keen Realty Consultants Inc. and VORNADO REALTY L.P. re:
                 Alexander's Retention Agreement - Incorporated by reference to Vornado's annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                 001-11954), filed March 24, 1994.............................................         *

 10.23      -- Stock Purchase Agreement, dated February 6, 1995, among VORNADO REALTY L.P.
                 and Citibank, N.A. Incorporated by reference to Vornado's Current Report on
                 Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                 February 21, 1995............................................................         *

 10.24      -- Management and Development Agreement, dated as of February 6,
                 1995 - Incorporated by reference to Vornado's Current Report on
                 Form 8-K dated
                 February 6, 1995 (File No. 001-11954), filed February 21, 1995...............         *

 10.25      -- Standstill and Corporate Governance Agreement, dated as of
                 February 6, 1995 - Incorporated by reference to Vornado's
                 Current Report on Form 8-K dated
                 February 6, 1995 (File No. 001-11954), filed February 21, 1995...............         *

 10.26      -- Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File
                 No. 001 - 11954), filed March 23, 1995.......................................         *

 10.27      -- Subordination and Intercreditor Agreement, dated as of March 15, 1995 among
                 Vornado Lending Corp., VORNADO REALTY L.P. and First Fidelity Bank, National
                 Association - Incorporated by reference to Vornado's Annual Report on Form
                 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March
                 23, 1995.....................................................................         *

 10.28      -- Form of Intercompany Agreement between Vornado Realty L.P. and Vornado
                 Operating, Inc. -Incorporated by reference to Exhibit 10.1 of Amendment No.
                 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No.
                 333-40701), filed on January 23, 1998........................................         *


-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
 10.29      -- Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado
                 Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado Operating, Inc.'s
                 Registration Statement on Form S-11 (File No.333-40701)......................         *

 10.30      -- Registration Rights Agreement, dated as of April 15, 1997, between VORNADO REALTY L.P. and the holders of Units listed on
                 Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on
                 Form 8-K (File No. 001-11954), filed on April 30, 1997.......................         *

 10.31      -- Noncompetition Agreement, dated as of April 15, 1997, by and among VORNADO
                 REALTY L.P., the Mendik Company, L.P., and Bernard H. Mendik - Incorporated
                 by reference to Exhibit 10.3 of Vornado's Current Report on Form 8-K (File
                 No. 001-11954), filed on April 30, 1997......................................         *

 10.32      -- Employment Agreement, dated as of April 15, 1997, by and among VORNADO REALTY
                 L.P., The Mendik Company, L.P. and David R. Greenbaum - Incorporated by
                 reference to Exhibit 10.4 of Vornado's Current Report on Form 8-K (File No.
                 001-11954), filed on April 30, 1997..........................................         *

 10.33      -- Agreement, dated September 28, 1997, between Atlanta Parent
                 Incorporated, Portland Parent Incorporated and Crescent Real
                 Estate Equities, Limited Partnership - Incorporated by
                 reference to Exhibit 99.6 of Vornado's Current
                 Report on Form 8-K (File No. 001-11954), filed on October 8, 1997............         *

 10.34      -- Contribution Agreement between VORNADO REALTY L.P., Vornado Realty L.P. and
                 The Contributors Signatory - thereto - Merchandise Mart Properties, Inc.
                 (DE) and Merchandise Mart Enterprises, Inc. Incorporated by reference to
                 Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A for the year ended
                 December 31, 1997 (File No. 001-11954), filed on April 8, 1998...............         *

 10.35      -- Sale Agreement executed November 18, 1997, and effective December
                 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser - Incorporated by reference to Exhibit
                 10.35 of Vornado's Annual Report on Form 10-K/A for
                 the year ended December 31, 1997 (File No. 001-11954), filed on
                 April 8, 1998................................................................         *

 10.36      -- Promissory Notes from Michael D. Fascitelli to VORNADO REALTY L.P. dated March
                 2, 1998 and April 30, 1998.  Incorporated by reference to Exhibit 10.37 of
                 Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
                 (File No. 001-11954), filed May 13, 1998.....................................         *

 10.37      -- Credit Agreement dated as of June 22, 1998 among One Penn Plaza,
                 LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan
                 Bank, as Administrative Agent - Incorporated by reference to
                 Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1998 (File No.
                 001-11954), filed August 13, 1998............................................         *

 10.38      -- Registration Rights Agreement, dated as of April 1, 1998 between
                 Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                 Registration Statement on Form S-3 (File No.
                 333-50095), filed on May 6, 1998.............................................         *

 10.39      -- Registration Rights Agreement, dated as of August 5, 1998 between
                 Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement
                 on Form S-3 (File No. 333-89667), filed
                 on October 25, 1999..........................................................         *

 10.40      -- Registration Rights Agreement, dated as of July 23, 1998 between
                 Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement
                 on Form S-3 (File No. 333-89667), filed
                 on October 25, 1999..........................................................         *


-----------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
 10.41      -- Consolidated and Restated Mortgage, Security Agreement,
                 Assignment of Leases and Rents and Fixture Filing, dated as of
                 March 1, 2000, between Entities named therein (as
                 Mortgagors) and Vornado (as Mortgagee) - Incorporated by
                 reference to Exhibit 10.47 of Vornado's Annual
                 Report on Form 10-K for the by period ended December 31, 1999
                 (File No. 1-11954), filed on March 9, 2000...................................         *

 10.42      -- Employment Agreement, dated January 22, 2000, between VORNADO
                 REALTY L.P. and Melvyn Blum - Incorporated by reference to
                 Exhibit 10.49 of Vornado's Annual Report on Form 10-K for the
                 period ended December 31, 1999 (File No.
                 1-11954), filed on March 9, 2000.............................................         *

 10.43      -- First Amended and Restated Promissory Note of Steven Roth, dated
                 November 16, 1999 - Incorporated by reference to Exhibit 10.50 of Vornado's Annual Report on Form 10-K for the period ended
                 December 31, 1999 (File No. 1-11954),
                 filed on March 9, 2000.......................................................         *

 10.44      -- Letter agreement, dated November 16, 1999, between Steven Roth and VORNADO REALTY L.P. - Incorporated by reference to Exhibit
                 10.51 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No.
                 1-11954), filed on March 9, 2000.............................................         *

 10.45      -- Promissory Note of Melvyn Blum, dated March 24, 2000 -
                 Incorporated by reference to Vornado's Quarterly Report on Form
                 10-Q for the quarter ended
                 March 31, 2000 (File No. 001-11954) filed on May 5, 2000.....................         *

 10.46      -- Promissory Note of Melvyn Blum, dated April 4, 2000 -
                 Incorporated by reference to Vornado's Quarterly Report on Form
                 10-Q for the quarter ended
                 March 31, 2000 (File No. 001-11954) filed on May 5, 2000.....................         *

 10.47      -- Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty
                 L.P., as borrower, VORNADO REALTY L.P., as general partner, and UBS AG, as
                 Bank - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on May 5,
                 2000.........................................................................         *

 12         -- Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges
                 and Preferred Share Dividend Requirements

 13         -- Not applicable

 14         -- Not applicable

 15         -- Not applicable

 19         -- Not applicable

 21         -- Subsidiaries of the Registrant

 22         -- Not applicable

 23         -- Consent of independent auditors

 25         -- Not applicable

 29         -- Not applicable

-----------------------------
* Incorporated by reference