Form 10-Q
period 2001-03-31
VORNADO REALTY LP
filed 2001-05-10
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 28



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2001
                                ------------------------------------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------

Commission File Number: 000-22635
                       ---------------------------------------------------------


                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             13-3925979
----------------------------------------- --------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


 888 SEVENTH AVENUE, NEW YORK, NEW YORK                  10019
----------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)


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

                                 [X] Yes [ ] No

                                      INDEX



PART I.                 FINANCIAL INFORMATION:

                                                                                                       Page Number
                                                                                                       -----------
               Item 1.    Financial Statements:

                          Consolidated Balance Sheets as of March 31, 2001 and
                          December 31, 2000.........................................................        3

                          Consolidated Statements of Income for the Three Months Ended March 31,
                          2001 and March 31, 2000...................................................        4

                          Consolidated Statements of Cash Flows for the Three Months
                          Ended March 31, 2001 and March 31, 2000...................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       15

               Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............       25



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       26

               Item 6.    Exhibits and Reports on Form 8-K..........................................       26

Signatures                ..........................................................................       27

Exhibit Index             .........................................................................        28

   PART I.  FINANCIAL INFORMATION
     ITEM 1.FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except unit amounts)


                                                          MARCH 31,       DECEMBER 31,
                                                             2001             2000
                                                         -----------      -----------
ASSETS

Real estate, at cost:
      Land .........................................     $   888,211      $   870,023
      Buildings and improvements ...................       3,431,954        3,328,760
      Development costs and construction-in-
           progress ................................         178,630           66,264
      Leasehold improvements and
           equipment ...............................          42,369           29,795
                                                         -----------      -----------
                 Total .............................       4,541,164        4,294,842
      Less accumulated depreciation and
           amortization ............................        (435,027)        (393,787)
                                                         -----------      -----------
      Real estate, net .............................       4,106,137        3,901,055

Cash and cash equivalents, including U.S. ..........
      government obligations under repurchase
      agreements of $24,328 and $27,793 ............         111,983          136,989
Escrow deposits and restricted cash ................         185,264          214,359
Marketable securities ..............................         119,988          120,340
Investments and advances to partially-owned
      entities, including Alexander's of
      $187,848 and $178,413 ........................       1,307,145        1,459,211
Due from officers ..................................          19,421           20,549
Accounts receivable, net of allowance for
      doubtful accounts of $9,335 and $9,343 .......          51,610           47,937
Notes and mortgage loans receivable ................         197,791          188,722
Receivable arising from the straight-lining of
      rents ........................................         119,945          111,504
Other assets .......................................         255,723          169,648
                                                         -----------      -----------





TOTAL ASSETS .......................................     $ 6,475,007      $ 6,370,314
                                                         ===========      ===========


                                                          MARCH 31,       DECEMBER 31,
                                                             2001             2000
                                                         -----------      -----------
LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ........................     $ 2,288,244      $ 2,231,897
Revolving credit facility ..........................         456,307          425,000
Accounts payable and accrued expenses ..............         134,832          130,464
Officer's compensation payable .....................          35,382           38,424
Deferred leasing fee income ........................           7,724            7,852
Other liabilities ..................................           1,855            1,798
                                                         -----------      -----------
                 Total liabilities .................       2,924,344        2,835,435
                                                         -----------      -----------
Minority interest ..................................          15,103           15,462
                                                         -----------      -----------
Commitments and contingencies
Partners' Capital:
       Equity ......................................       3,644,782        3,634,913
       Accumulated deficit .........................         (88,720)         (90,366)
                                                         -----------      -----------
                                                           3,556,062        3,544,547
       Accumulated other comprehensive loss ........         (15,798)         (20,426)
       Due from officers for purchase of
             limited partnership units of beneficial
             interest ..............................          (4,704)          (4,704)
                                                         -----------      -----------
                  Total partners' capital ..........       3,535,560        3,519,417
                                                         -----------      -----------













TOTAL LIABILITIES AND
       PARTNERS' CAPITAL ...........................     $ 6,475,007      $ 6,370,314
                                                         ===========      ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per unit amounts)


                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ------------------------
                                                                          2001          2000
                                                                       ---------      ---------
     Revenues:
        Property rentals .........................................     $ 182,816      $ 166,892
        Expense reimbursements ...................................        35,092         26,807
        Hotel ....................................................        11,513             --
        Trade shows ..............................................        10,389             --
        Other income (including fee income
          from related parties of $370 and $327) .................         2,800          1,580
                                                                       ---------      ---------
     Total revenues ..............................................       242,610        195,279
                                                                       ---------      ---------

     Expenses:
        Operating ................................................       100,383         76,305
        Depreciation and amortization ............................        31,865         23,253
        General and administrative ...............................        14,248         10,197
       Costs of acquisitions not consummated .....................         5,000             --
                                                                       ---------      ---------
     Total expenses ..............................................       151,496        109,755
                                                                       ---------      ---------

     Operating income ............................................        91,114         85,524
     Income applicable to Alexander's ............................        12,304          4,107
     Income from partially-owned entities ........................        23,990         22,550
     Interest and other investment income ........................        13,473          5,759
     Write-off of investment in technology company ...............        (4,723)            --
     Interest and debt expense ...................................       (49,395)       (39,347)
     Net gain on sale of real estate .............................            --          2,560
     Minority interest ...........................................          (359)          (490)
                                                                       ---------      ---------
     Income before cumulative effect of change in accounting
       principle and extraordinary item ..........................        86,404         80,663
     Cumulative effect of change in accounting principle .........        (4,110)            --
     Extraordinary item ..........................................         1,170         (1,125)
                                                                       ---------      ---------
     Net income ..................................................        83,464         79,538
     Preferred unit distributions (including accretion of issuance
        expenses of $719 in each period) .........................        (9,673)        (9,673)
     Preferential allocations ....................................       (23,309)       (19,342)
                                                                       ---------      ---------
     NET INCOME applicable to Class A units ......................     $  50,482      $  50,523
                                                                       =========      =========

     NET INCOME PER CLASS A UNIT - BASIC .........................     $     .54      $     .55
                                                                       =========      =========

     NET INCOME PER CLASS A UNIT - DILUTED .......................     $     .52      $     .54
                                                                       =========      =========

     DIVIDENDS PER CLASS A UNIT ..................................     $     .53      $     .48
                                                                       =========      =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                --------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $  83,464      $  79,538
    Adjustments to reconcile net income to net
       cash provided by operations:
         Cumulative effect of change in accounting principle ...................         4,110             --
         Extraordinary item ....................................................        (1,170)         1,125
         Minority interest .....................................................           359            490
         Net gain on sale of real estate .......................................            --         (2,560)
         Write-off of investment in technology company .........................         4,723             --
         Depreciation and amortization (including debt issuance costs) .........        31,865         23,253
         Straight-lining of rental income ......................................        (7,895)        (8,110)
         Equity in income of Alexander's (including depreciation of
           $150 in each period) ................................................       (12,304)        (4,107)
         Equity in net income of partially-owned entities ......................       (23,990)       (22,550)
         Gain on sale of marketable securities .................................          (116)            --
         Changes in operating assets and liabilities ...........................         5,331        (21,830)
                                                                                     ---------      ---------
    Net cash provided by operating activities ..................................        84,377         45,249
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .............................       (40,577)       (10,228)
    Proceeds from sale of real estate ..........................................            --         23,992
    Investments in partially-owned entities ....................................       (13,378)       (26,564)
    Distributions from partially-owned entities ................................        17,163         15,490
    Investment in notes and mortgage loans receivable ..........................       (10,069)        (6,000)
    Repayment of notes and mortgage loans receivable ...........................         1,000             --
    Cash restricted for tenant improvements ....................................        29,095         (1,055)
    Additions to real estate ...................................................       (27,161)       (10,380)
    Purchases of marketable securities .........................................        (5,000)        (7,427)
    Acquisitions of real estate and other ......................................            --         (6,660)
    Proceeds from sale of marketable securities ................................           742             --
    Real estate deposits and other .............................................         1,476             --
                                                                                     ---------      ---------
    Net cash used in investing activities ......................................       (46,709)       (28,832)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...................................................        74,160        565,000
    Repayments of borrowings ...................................................       (56,513)      (522,506)
    Debt issuance costs ........................................................            --        (17,996)
    Preferential distributions .................................................       (27,290)        (5,470)
    Dividends paid on Class A units ............................................       (45,191)       (44,465)
    Distributions to preferred unitholders .....................................        (8,972)            --
    Exercise of unit options ...................................................         1,132          1,096
                                                                                     ---------      ---------
    Net cash used in financing activities ......................................       (62,674)       (24,341)
                                                                                     ---------      ---------

    Net decrease in cash and cash equivalents ..................................       (25,006)        (7,924)
    Cash and cash equivalents at beginning of period ...........................       136,989        112,630
                                                                                     ---------      ---------

    Cash and cash equivalents at end of period .................................     $ 111,983      $ 104,706
                                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $3,570 in 2001
       and $2,094 in 2000) .....................................................     $  50,385      $  39,543

NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions ..........................................     $      --      $  17,640
    Unrealized gain on securities available for sale ...........................           677         52,779


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owns approximately 86% of the limited partnership common interest in, the Operating Partnership at May 1, 2001. All references to the "Company" refer to Vornado and its consolidated subsidiaries, including the Operating Partnership.

2.  BASIS OF PRESENTATION

    The consolidated balance sheet as of March 31, 2001, the consolidated statements of income for the three months ended March 31, 2001 and 2000 and the consolidated statements of changes in cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    The accompanying consolidated financial statements include the accounts of Vornado Realty L.P., as well as equity interests acquired that individually (or in the aggregate with prior interests) exceed a 50% interest and the Company exercises unilateral control. All significant intercompany amounts have been eliminated. Equity interests in partially-owned entities include partnerships and joint ventures and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Prior to January 1, 2001, the Company's equity interests in partially-owned entities also included investments in preferred stock affiliates (corporations in which the Company owned all of the preferred stock and none of the common equity). Ownership of the preferred stock entitled the Company to substantially all of the economic benefits in the preferred stock affiliates. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates, which was owned by Officers and Trustees of Vornado, and converted them to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated beginning January 1, 2001.

    Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings.

    The Company previously has marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

                               VORNADO REALTY L.P.

4.  FINANCINGS

    On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

5.  INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

    The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:


      INVESTMENTS AND ADVANCES
                                                                    March 31, 2001          December 31, 2000
                                                                    --------------          ------------------
      (amounts in thousands)
      Temperature Controlled Logistics......................           $   477,806             $   469,613
      Charles E. Smith Commercial Realty L.P. ("CESCR").....               327,306                 325,328
      Alexander's...........................................               187,848                 178,413
      Newkirk Joint Ventures................................               175,602                 163,157
      Hotel Pennsylvania (1)................................                    --                  73,531
      Partially-Owned Office Buildings......................                61,520                  61,002
      Vornado Ceruzzi Joint Ventures........................                26,231                  28,847
      Fort Lee..............................................                29,922                  28,208
      Park Laurel (2).......................................                    --                  70,007
      Management companies and other (2)....................                20,910                  61,105
                                                                       -----------             -----------
                                                                       $ 1,307,145             $ 1,459,211
                                                                       ===========             ===========


     INCOME                                                        For The Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                     2001                2000
                                                                  --------             --------
        (amounts in thousands)
        Income applicable to Alexander's:
          33.1% share of equity in income.............            $  7,156(3)          $    307
          Interest Income.............................               3,427                2,737
          Management and leasing fee income...........               1,721(3)             1,063
                                                                  --------             --------
                                                                  $ 12,304             $  4,107
                                                                  ========             ========
        Temperature Controlled Logistics:
          60% share of equity in net income...........            $  4,464             $  8,075
          Management fee (40% of 1% per annum of
             Total Combined Assets, as defined).......               1,484                1,323
                                                                  --------             --------
                                                                     5,948                9,398

        CESCR-34% share of equity in income...........               7,367                6,729
        Newkirk Joint Ventures........................               7,969                4,336
        Hotel Pennsylvania (1)........................                  --                  421
        Partially-Owned Office Buildings (4)..........               1,264                  700
        Other.........................................               1,442                  966
                                                                  --------             --------
                                                                  $ 23,990             $ 22,550
                                                                  ========             ========

----------
(1) As of December 31, 2000, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the Hotel portion is also consolidated in 2001.
(2) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, the Park Laurel and the management companies are consolidated in 2001.
(3) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%).

                               VORNADO REALTY L.P.

TEMPERATURE CONTROLLED LOGISTICS

    On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000's Funds from Operations),
(ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

    The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.


ALEXANDER'S

    Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

    At March 31, 2001, the Company has loans receivable from Alexander's of $119,000,000 including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74%, using the same spread to treasuries as previously used.

    On January 12, 2001, Alexander's sold its Fordham Road property for $25,500,000, which resulted in a gain of $19,026,000, of which the Company's share was $6,298,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extingment of debt of $3,534,000, of which the Company's share was $1,170,000. The Company also received a commission of $520,000 in connection with this sale.


6.  OTHER RELATED PARTY TRANSACTIONS

    The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $370,000 and $187,000 for the three months ended March 31, 2001 and 2000.

    The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $12,900,000 and $11,934,000 for the three months ended March 31, 2001 and 2000.

                               VORNADO REALTY L.P.

7.  PARTNERS' CAPITAL

    The following table sets forth the details of partners' capital at March 31, 2001 and December 31, 2000.


                                                                                              Preferred or
      Unit Series                                 Outstanding Units at          Per Unit         Annual        Conversion
                                              March 31,       December 31,     Liquidation     Distribution     Rate Into
      Unit Series                               2001              2000          Preference        Rate         Class A Units
      -----------                            ----------       -----------     -------------   -------------   --------------
      Convertible Preferred:
          Series A .....................      5,789,239         5,789,239        $  50.00     $  3.25             --
          5.0% B-1 Convertible Preferred        899,566           899,566        $  50.00     $  2.50           .914
          8.0% B-2 Convertible Preferred        449,783           449,783        $  50.00     $  4.00           .914
          6.5% C-1 Convertible Preferred        747,912           747,912        $  50.00     $  3.25         1.1431
          6.5% E-1 Convertible Preferred      4,998,000         4,998,000        $  50.00     $  3.25(a)      1.1364
      Perpetual Preferred:(b)
          Series B .....................      3,400,000         3,400,000        $  25.00     $  2.125            --
          Series C .....................      4,600,000         4,600,000        $  25.00     $  2.125            --
          8.5% D-1 Cumulative
              Redeemable Preferred .....      3,500,000         3,500,000        $  25.00     $  2.125           N/A
          8.375% D-2 Cumulative
              Redeemable Preferred .....        549,336           549,336        $  50.00     $  4.1875          N/A
          8.25% D-3 Cumulative
              Redeemable Preferred .....      8,000,000         8,000,000        $  25.00     $  2.0625          N/A
          8.25% D-4 Cumulative
              Redeemable Preferred .....      5,000,000         5,000,000        $  25.00     $  2.0625          N/A
          8.25% D-5 Cumulative
              Redeemable Preferred .....      7,480,000         7,480,000        $  25.00     $  2.0625          N/A
          8.25% D-6 Cumulative
              Redeemable Preferred .....        840,000           840,000        $  25.00     $  2.0625          N/A
          8.25% D-7 Cumulative
              Redeemable Preferred .....      7,200,000         7,200,000        $  25.00     $  2.0625          N/A
          8.25% D-8 Cumulative
              Redeemable Preferred .....        360,000           360,000        $  25.00     $  2.0625          N/A
                                            -----------        ----------
                                             53,813,836        53,813,836
                                            ===========        ==========

      General Partnership Interest (c)
      Limited Partnership Units:
          Class A(d) ...................     93,505,491(e)     93,260,519(e)           --      $ 2.12            N/A
          Class D ......................        864,259           869,387              --      $ 2.12             1.0(f)
                                            -----------        ----------
                                             94,369,750        94,129,906
                                            ===========        ==========

----------
(a)    Increases to $3.38 in March 2007.
(b) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).
(c)    Vornado is the sole general partner.
(d) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(e) Included in Class A units are 86,855,243 and 86,803,770 units owned by the general partner at March 31, 2001 and December 31, 2000, respectively.
(f) Mandatory conversion of Class D units into Class A units will occur after four consecutive quarters of distributions of at least $.50375 per Class A unit ($2.015 annually).

                               VORNADO REALTY L.P.

8.  INCOME PER CLASS A UNIT


    The following table sets forth the computation of basic and diluted income per Class A Unit:


                                                                 For The Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
        (amounts in thousands except per unit amounts)
        Numerator:
            Income before cumulative effect of change in
              accounting principle and extraordinary item ...     $ 86,404      $ 80,663
            Cumulative effect of change in accounting
              principle .....................................       (4,110)           --
            Extraordinary item ..............................        1,170        (1,125)
                                                                  --------      --------
            Net income ......................................       83,464        79,538
            Preferred unit distributions ....................       (9,673)       (9,673)
            Preferential allocations ........................      (23,309)      (19,342)
                                                                  --------      --------

        Numerator for basic and diluted income per
            Class A Unit - net income applicable to
              Class A Units .................................     $ 50,482      $ 50,523
                                                                  ========      ========

        Denominator:
            Denominator for basic income per Class A Unit -
              weighted average shares .......................       93,743        92,629
            Effect of dilutive securities:
              Employee unit options .........................        2,554         1,376
                                                                  --------      --------

            Denominator for diluted income per Class A Unit -
              adjusted weighted average Class A Units and
              assumed conversions ...........................       96,297        94,005
                                                                  ========      ========

        INCOME PER CLASS A UNIT - BASIC:
              Income before cumulative effect of change in
                accounting principle and extraordinary item .     $    .58      $    .56
              Cumulative effect of change in accounting
                principle ...................................         (.05)           --
              Extraordinary item ............................          .01          (.01)
                                                                  --------      --------
              Net income per Class A Unit ...................     $    .54      $    .55
                                                                  ========      ========

        INCOME PER CLASS A UNIT - DILUTED:
              Income before cumulative effect of change in
                accounting principle and extraordinary item .     $    .56      $    .55
              Cumulative effect of change in accounting
                 principle ..................................         (.05)           --
              Extraordinary item ............................          .01          (.01)
                                                                  --------      --------
              Net income per Class A Unit ...................     $    .52      $    .54
                                                                  ========      ========

                               VORNADO REALTY L.P.

9.  COMPREHENSIVE INCOME


    The following table sets forth the Company's comprehensive income:


                                                          For The Three Months Ended
                                                                 March 31,
                                                           ---------------------
      (amounts in thousands)                                 2001         2000
                                                           --------     --------
      Net income applicable to Class A units .........     $ 50,482     $ 50,523
      Adjustment to record cumulative effect of change
         in accounting principle .....................        4,110           --
      Other comprehensive income .....................          518       52,200(1)
                                                           --------     --------
      Comprehensive income ...........................     $ 55,110     $102,723
                                                           ========     ========

----------
(1) Primarily reflects the fluctuations in the market value of Vornado's investments in companies that provide fiber-optic networks and broadband access to the Company's Office division tenants. In the first quarter of 2000, the Company was required to record the unrealized appreciation on such securities of $52,779. In the second quarter of 2000, the value of these securities decreased by $54,456 and accordingly, the Company was required to record such decrease.


10. OTHER

    The Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. In the three months ended March 31, 2001, the Company wrote-off costs of $5,000,000 primarily associated with the World Trade Center.

                               VORNADO REALTY L.P.

11. COMMITMENTS AND CONTINGENCIES

    At March 31, 2001, in addition to the $456,307,000 balance outstanding under the Company's revolving credit facility, the Company had utilized $93,627,000 of availability under the facility for letters of credit and guarantees.

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. SEGMENT INFORMATION

    The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to this year, income from the Company's preferred stock affiliates was included in Income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three months ended March 31, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.



                                                        For The Three Months Ended March 31,
                                   ---------------------------------------------------------------------------
(amounts in thousands)                                                 2001
                                   ---------------------------------------------------------------------------
                                                                                       Temperature
                                                                          Merchandise   Controlled
                                      Total       Office       Retail        Mart       Logistics    Other(2)
                                   -----------  -----------  -----------  -----------  ----------- -----------
Property rentals ................. $   182,816  $   113,860  $    28,137  $    36,616  $        -- $     4,203
Expense reimbursements ...........      35,092       19,041       11,295        3,973           --         783
Hotel ............................      11,513           --           --           --           --      11,513
Trade shows ......................      10,389           --           --       10,389           --          --
Other income .....................       2,800          572        1,429          719           --          80
                                   -----------  -----------  -----------  -----------  ----------- -----------
Total revenues ...................     242,610      133,473       40,861       51,697           --      16,579
                                   -----------  -----------  -----------  -----------  ----------- -----------
Operating expenses ...............     100,383       55,761       15,412       21,132           --       8,078
Depreciation and amortization ....      31,865       18,644        4,463        6,442           --       2,316
General and administrative .......      14,248        3,370           23        4,595           --       6,260(4)
Costs of acquisitions not
    consummated ..................       5,000           --           --           --           --       5,000
                                   -----------  -----------  -----------  -----------  ----------- -----------
Total expenses ...................     151,496       77,775       19,898       32,169           --      21,654
                                   -----------  -----------  -----------  -----------  ----------- -----------
Operating income .................      91,114       55,698       20,963       19,528           --      (5,075)
Income applicable to Alexander's .      12,304           --           --           --           --      12,304
Income from partially-
    owned entities ...............      23,990        8,695        1,897          113        5,948       7,337
Interest and other investment
    income .......................      13,473        2,298           --          663           --      10,512
Write-off of investment in
    technology company ...........      (4,723)          --           --           --           --      (4,723)
Interest and debt expense ........     (49,395)     (16,607)     (14,149)      (9,669)          --      (8,970)
Net gain on sale of real estate ..          --           --           --           --           --          --
Minority interest ................        (359)        (359)          --           --           --          --
                                   -----------  -----------  -----------  -----------  ----------- -----------
Income before cumulative effect of
    change in accounting principle
    and extraordinary item .......      86,404       49,725        8,711       10,635        5,948      11,385
Cumulative effect of change in
    accounting principle .........      (4,110)          --           --           --           --      (4,110)
Extraordinary item ...............       1,170           --           --           --           --       1,170
                                   -----------  -----------  -----------  -----------  ----------- -----------
Net income .......................      83,464       49,725        8,711       10,635        5,948       8,445
Extraordinary item ...............      (1,170)          --           --           --           --      (1,170)
Cumulative effect of change in
    accounting principle .........       4,110           --           --           --           --       4,110
Minority interest ................         359          359           --           --           --          --
Net gain on sale of real estate ..          --           --           --           --           --          --
Interest and debt expense(3) .....      73,254       27,447       14,791        9,669        6,713      14,634
Depreciation and amortization(3) .      47,918       23,644        4,727        6,442        8,408       4,697
Straight-lining of rents(3) ......      (7,737)      (5,955)        (161)      (1,108)          --        (513)
Other ............................     (10,557)      (2,090)          --           --          112      (8,579)(5)
                                   -----------  -----------  -----------  -----------  ----------- -----------
EBITDA(1) ........................ $   189,641  $    93,130  $    28,068  $    25,638  $    21,181 $    21,624
                                   ===========  ===========  ===========  ===========  =========== ===========
                                                                   March 31, 2001
                                   ---------------------------------------------------------------------------
Balance sheet data:
     Real estate, net ............ $ 4,106,137  $ 2,427,777  $   610,682  $   866,201  $        -- $   201,477
     Investments and advances to
        partially-owned entities .   1,307,145      389,847       28,473        6,688      477,806     404,331
     Capital expenditures
        Acquisitions .............          --           --           --           --           --          --
        Other ....................      27,161       18,223          340        4,040           --       4,558


                                                         For The Three Months Ended March 31,
                                   ----------------------------------------------------------------------------
(amounts in thousands)                                            2000 (Pro Forma)
                                   ----------------------------------------------------------------------------
                                                                                       Temperature
                                                                          Merchandise   Controlled
                                      Total       Office        Retail       Mart       Logistics     Other(2)
                                   -----------  -----------  -----------  -----------  -----------  -----------
Property rentals ................. $   163,955       97,028  $    31,965  $    30,714  $        --  $     4,248
Expense reimbursements ...........      26,807       11,932       11,539        2,991           --          345
Hotel ............................      11,431           --           --           --           --       11,431
Trade shows ......................       7,158           --           --        7,158           --           --
Other income .....................       4,084        1,025        1,279        1,598           --          182
                                   -----------  -----------  -----------  -----------  -----------  -----------
Total revenues ...................     213,435      109,985       44,783       42,461           --       16,206
                                   -----------  -----------  -----------  -----------  -----------  -----------
Operating expenses ...............      82,793       46,141       15,557       14,325           --        6,770
Depreciation and amortization ....      24,848       13,352        3,989        5,437           --        2,070
General and administrative .......      16,593        2,764          199        3,486           --       10,144
Costs of acquisitions not
    consummated ..................          --           --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Total expenses ...................     124,234       62,257       19,745       23,248           --       18,984
                                   -----------  -----------  -----------  -----------  -----------  -----------
Operating income .................      89,201       47,728       25,038       19,213           --       (2,778)
Income applicable to Alexander's .       4,107           --           --           --           --        4,107
Income from partially-
    owned entities ...............      19,853        7,725          277           --        9,398        2,453
Interest and other investment
    income .......................       5,788          384            3          111           --        5,290
Write-off of investment in
    technology company ...........          --           --           --           --           --           --
Interest and debt expense ........     (40,356)     (14,323)     (10,805)      (8,347)          --       (6,881)
Net gain on sale of real estate ..       2,560           --        2,560           --           --           --
Minority interest ................        (490)        (490)          --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Income before cumulative effect of
    change in accounting principle
    and extraordinary item .......      80,663       41,024       17,073       10,977        9,398        2,191
Cumulative effect of change in
    accounting principle .........          --           --           --           --           --           --
Extraordinary item ...............      (1,125)          --       (1,125)          --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Net income .......................      79,538       41,024       15,948       10,977        9,398        2,191
Extraordinary item ...............       1,125           --        1,125           --           --           --
Cumulative effect of change in
    accounting principle .........          --           --           --           --           --           --
Minority interest ................         490          490           --           --           --           --
Net gain on sale of real estate ..      (2,560)          --       (2,560)          --           --           --
Interest and debt expense(3) .....      61,660       23,188       11,460        8,347        6,730       11,935
Depreciation and amortization(3) .      39,377       17,956        4,302        5,027        8,329        3,763
Straight-lining of rents(3) ......      (7,432)      (5,301)        (677)      (1,279)        (527)         352
Other ............................       1,274           --           --           --          515          759
                                   -----------  -----------  -----------  -----------  -----------  -----------
EBITDA(1) ........................ $   173,472  $    77,357  $    29,598  $    23,072  $    24,445  $    19,000
                                   ===========  ===========  ===========  ===========  ===========  ===========
                                                                  December 31, 2000
                                   ----------------------------------------------------------------------------
Balance sheet data:
     Real estate, net ............ $ 3,901,055  $ 2,388,393  $   551,183  $   862,003  $        --  $    99,476
     Investments and advances to
        partially-owned entities .   1,459,211      394,089       31,660       41,670      469,613      522,179
     Capital expenditures
        Acquisitions .............     246,500      128,000           --       89,000           --       29,500
        Other ....................     200,181      106,689        7,251       37,362       28,582       20,297

----------
   See footnotes 1-6 on the next page.

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

(2) Other EBITDA is comprised of:


                      (amounts in thousands)                                    2001                  2000
                                                                              -------               --------
                      Hotel Pennsylvania............................          $ 5,280(4)            $  3,427
                      Investment in Newkirk Joint Ventures..........           15,099(6)               9,754
                      Investments in other partially-owned entities
                        (Alexander's and other).....................            5,805                  4,430
                      Investment income.............................           10,512                  5,290
                      Write-off of investment in technology
                          company...................................           (4,723)                    --
                      Unallocated general and administrative
                          expenses..................................           (7,533)                (5,812)
                      Costs of acquisitions not consummated.........           (5,000)                    --
                      Other.........................................            2,184                  1,911
                                                                              -------               --------
                               Total................................          $21,624               $ 19,000
                                                                              =======               ========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Includes a $1,900 settlement from a tenant for rent previously reserved.

(5) Includes the reversal of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

(6) Includes $3,300 from acquisitions of additional equity investments in certain limited partnerships.

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

      OVERVIEW

      Below is a summary of net income and EBITDA(1) by segment for the three months ended March 31, 2001 and 2000. Prior to this year, income from the Company's preferred stock affiliates was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three months ended March 31, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                              March 31, 2001
                                                 -------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                       Merchandise  Controlled
                                                   Total        Office       Retail       Mart       Logistics    Other(2)
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Property rentals .............................   $ 182,816    $ 113,860    $  28,137    $  36,616    $      --   $   4,203
Expense reimbursements .......................      35,092       19,041       11,295        3,973           --         783
Hotel ........................................      11,513           --           --           --           --      11,513
Trade shows ..................................      10,389           --           --       10,389           --          --
Other income .................................       2,800          572        1,429          719           --          80
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Total revenues ...............................     242,610      133,473       40,861       51,697           --      16,579
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Operating expenses ...........................     100,383       55,761       15,412       21,132           --       8,078
Depreciation and amortization ................      31,865       18,644        4,463        6,442           --       2,316
General and administrative ...................      14,248        3,370           23        4,595           --       6,260(4)
Costs of acquisitions not consummated ........       5,000           --           --           --           --       5,000
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Total expenses ...............................     151,496       77,775       19,898       32,169           --      21,654
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Operating income .............................      91,114       55,698       20,963       19,528           --      (5,075)
Income applicable to Alexander's .............      12,304           --           --           --           --      12,304
Income from partially-owned entities .........      23,990        8,695        1,897          113        5,948       7,337
Interest and other investment income .........      13,473        2,298           --          663           --      10,512
Write-off of investment in technology
 company .....................................      (4,723)          --           --           --           --      (4,723)
Interest and debt expense ....................     (49,395)     (16,607)     (14,149)      (9,669)          --      (8,970)
Minority interest ............................        (359)        (359)          --           --           --          --
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Income before cumulative effect of change in
 accounting principle and extraordinary item .      86,404       49,725        8,711       10,635        5,948      11,385
Cumulative effect of change in accounting
    principle ................................      (4,110)          --           --           --           --      (4,110)
Extraordinary item ...........................       1,170           --           --           --           --       1,170
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Net income ...................................      83,464       49,725        8,711       10,635        5,948       8,445
Extraordinary item ...........................      (1,170)          --           --           --           --      (1,170)
Cumulative effect of change in accounting
    principle ................................       4,110           --           --           --           --       4,110
Minority interest ............................         359          359           --            --          --          --
Interest and debt expense(3) .................      73,254       27,447       14,791        9,669        6,713      14,634
Depreciation and amortization(3) .............      47,918       23,644        4,727        6,442        8,408       4,697
Straight-lining of rents(3) ..................      (7,737)      (5,955)        (161)      (1,108)          --        (513)
Other ........................................     (10,557)      (2,090)          --           --          112      (8,579)(5)
                                                 ---------    ---------    ---------    ---------    ---------   ---------
EBITDA(1) ....................................   $ 189,641    $  93,130    $  28,068    $  25,638    $  21,181   $  21,624
                                                 =========    =========    =========    =========    =========   =========


                                                                       March 31, 2000 (Pro Forma)
                                         ------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                     Merchandise    Controlled
                                           Total         Office         Retail          Mart         Logistics      Other(2)
                                         ---------      ---------      ---------      ---------      ---------      ---------

Property rentals ...................     $ 163,955      $  97,028      $  31,965      $  30,714      $      --      $   4,248
Expense reimbursements .............        26,807         11,932         11,539          2,991             --            345
Hotel ..............................        11,431             --             --             --             --         11,431
Trade shows ........................         7,158             --             --          7,158             --             --
Other income .......................         4,084          1,025          1,279          1,598             --            182
                                         ---------      ---------      ---------      ---------      ---------      ---------
Total revenues .....................       213,435        109,985         44,783         42,461             --         16,206
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating expenses .................        82,793         46,141         15,557         14,325             --          6,770
Depreciation and amortization ......        24,848         13,352          3,989          5,437             --          2,070
General and administrative .........        16,593          2,764            199          3,486             --         10,144
                                         ---------      ---------      ---------      ---------      ---------      ---------
Total expenses .....................       124,234         62,257         19,745         23,248             --         18,984
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating income ...................        89,201         47,728         25,038         19,213             --         (2,778)
Income applicable to Alexander's ...         4,107             --             --             --             --          4,107
Income from partially-owned entities        19,853          7,725            277             --          9,398          2,453
Interest and other investment income         5,788            384              3            111             --          5,290
Interest and debt expense ..........       (40,356)       (14,323)       (10,805)        (8,347)            --         (6,881)
Net gain on sale of real estate ....         2,560             --          2,560             --             --             --
Minority interest ..................          (490)          (490)            --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Income before extraordinary item ...        80,663         41,024         17,073         10,977          9,398          2,191
Extraordinary item .................        (1,125)            --         (1,125)            --             --             --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net income .........................        79,538         41,024         15,948         10,977          9,398          2,191
Extraordinary item .................         1,125             --          1,125             --             --             --
Minority interest ..................           490            490             --             --             --             --
Net gain on sale of real estate ....        (2,560)            --         (2,560)            --             --             --
Interest and debt expense(3) .......        61,660         23,188         11,460          8,347          6,730         11,935
Depreciation and amortization(3) ...        39,377         17,956          4,302          5,027          8,329          3,763
Straight-lining of rents(3) ........        (7,432)        (5,301)          (677)        (1,279)          (527)           352
Other ..............................         1,274             --             --             --            515            759
                                         ---------      ---------      ---------      ---------      ---------      ---------
EBITDA(1) ..........................     $ 173,472      $  77,357      $  29,598      $  23,072      $  24,445      $  19,000
                                         =========      =========      =========      =========      =========      =========

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
(2)   Other EBITDA is comprised of:


                                                                                2001             2000
                                                                              ---------        ---------

                      Hotel Pennsylvania............................          $   5,280(4)     $   3,427
                      Investment in Newkirk Joint Ventures..........             15,099(6)         9,754
                      Investments in other partially-owned entities
                        (Alexander's and other).....................              5,805            4,430
                      Investment income.............................             10,512            5,290
                      Write-off of investment in technology
                          company...................................             (4,723)              --
                      Unallocated general and administrative
                          expenses..................................             (7,533)          (5,812)
                      Costs of acquisitions not consummated.........             (5,000)              --
                      Other.........................................              2,184            1,911
                                                                              ---------        ---------
                               Total................................          $  21,624        $  19,000
                                                                              =========        =========


(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(5) Includes the reversal of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Includes $3,300 from acquisitions of additional equity investments in certain limited partnerships.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

      Below are the details of the changes by segment in EBITDA.


                                                                                                   Temperature
                                                                                     Merchandise    Controlled
                                         Total         Office           Retail          Mart        Logistics         Other
                                        --------      --------         --------       --------      ----------       --------
Three months ended March 31,2000 ..     $173,472      $ 77,357         $ 29,598       $ 23,072      $ 24,445         $ 19,000
2001 Operations:
     Same store operations(1) .....        9,811         9,590              620          1,666        (3,264)(3)        1,199
     Acquisitions, dispositions and
        non-recurring income and
        expenses ..................        6,358         6,183           (2,150)           900            --            1,425
                                        --------      --------         --------       --------      --------         --------
Three months ended March 31, 2001 .     $189,641      $ 93,130         $ 28,068       $ 25,638      $ 21,181         $ 21,624
                                        ========      ========         ========       ========      ========         ========
     % increase in same
       store operations ...........          5.7%         12.4%(2)          2.1%           7.2%        (13.4%)            6.3%

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 14.9% for the New York City office portfolio and 4.3% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.

      REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade show revenues and other income were $242,610 in the three months ended March 31, 2001, compared to $213,435 in the prior year's quarter, an increase of $29,175. This increase by segment resulted from:


                                    Date of                                                      Merchandise
Property Rentals:                 Acquisition          Total         Office         Retail           Mart            Other
                                  -----------         --------      --------      --------         --------         --------
  Acquisitions:
     7 West 34th Street ......     November 2000      $  3,648      $  3,648      $     --         $     --         $     --
     33 North Dearborn Street      September 2000        1,415            --            --            1,415               --
     L.A. Mart ...............     October 2000          3,039            --            --            3,039               --
     Student Housing Complex .     January 2000          1,150            --            --               --            1,150
  Dispositions and other .....                          (3,056)           --        (3,056)(1)           --               --
  Leasing activity ...........                          12,665        13,184          (772)           1,448           (1,195)
                                                      --------      --------      --------         --------         --------
  Total increase in property
     Rentals .................                          18,861        16,832        (3,828)           5,902              (45)
                                                      --------      --------      --------         --------         --------

Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions ............                           1,809           843            --              966               --
  Other ......................                           6,476         6,266          (244)              16              438
                                                      --------      --------      --------         --------         --------
  Total increase in tenant
     expense reimbursements ..                           8,285         7,109          (244)             982              438
                                                      --------      --------      --------         --------         --------
Hotel activity ...............                              82            --            --               --               82
Trade shows activity .........                           3,231            --            --            3,231(2)            --
Other income .................                          (1,284)         (453)          150             (879)            (102)
                                                      --------      --------      --------         --------         --------
Total increase in revenues ...                        $ 29,175      $ 23,488      $ (3,922)        $  9,236         $    373
                                                      ========      ========      ========         ========         ========

----------
(1) Results primarily from Bradlees rejection of its lease at the 14th Street and Union Square property on February 9, 2001, and the sale of the Company's Texas properties on March 2, 2000.
(2) Results primarily from an additional trade show event in the first quarter of 2001.

          See supplemental information on page 23 for further details.

      EXPENSES

      The Company's expenses were $151,496 in the three months ended March 31, 2001, compared to $124,234 in the prior year's quarter, an increase of $27,262. This increase by segment resulted from:


                                                                           Merchandise
                                      Total        Office        Retail        Mart          Other
                                    --------      --------      --------      --------      --------
   Operating:
       Acquisitions ...........     $  4,975      $  1,494      $     --      $  2,906      $    575
       Same store operations ..       12,615         8,126          (145)        3,901           733
                                    --------      --------      --------      --------      --------
                                      17,590         9,620          (145)        6,807         1,308
                                    --------      --------      --------      --------      --------
   Depreciation and
       amortization:
       Acquisitions ...........        1,262           586            --           481           195
       Same store operations ..        5,755         4,706           474           524            51
                                    --------      --------      --------      --------      --------
                                       7,017         5,292           474         1,005           246
                                    --------      --------      --------      --------      --------
   General and administrative:
     Depreciation in value of
       Vornado shares and other
       securities held in
       officer's deferred
       compensation trust .....       (2,623)           --            --            --        (2,623)
     Other expenses ...........          278           606          (176)        1,109        (1,261)(1)
                                    --------      --------      --------      --------      --------

                                      (2,345)          606          (176)        1,109        (3,884)
                                    --------      --------      --------      --------      --------
   Costs of acquisitions not
       consummated ............        5,000            --            --            --         5,000(2)
                                    --------      --------      --------      --------      --------
                                    $ 27,262      $ 15,518      $    153      $  8,921      $  2,670
                                    ========      ========      ========      ========      ========

(1) Includes a $1,900 settlement from a tenant for rent previously reserved.
(2) Primarily associated with the World Trade Center.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $12,304 in the three months ended March 31, 2001, compared to $4,107 in the prior year's quarter, an increase of $8,197. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road Property on January 12, 2001.

      Income from partially-owned entities was $23,990 in the three months ended March 31, 2001, compared to $19,853 in the prior year's quarter, an increase of $4,137. This increase by segment resulted from:


                                                                                               Temperature
                                                                                 Merchandise   Controlled
                                              Total       Office        Retail      Mart        Logistics       Other
                                             -------      -------      -------     -------      ---------      -------
Increase (decrease) in equity in income:
    Temperature Controlled
        Logistics ......................     $(3,450)     $    --      $    --     $    --      $(3,450)     $    --
    Charles E. Smith
      Commercial Realty L.P. ...........         638          638           --          --           --           --
    Newkirk Joint Ventures .............       3,633           --           --          --           --        3,633
    Partially-owned
      office buildings .................         564          564           --          --           --           --
    Other ..............................       2,752         (232)       1,620         113           --        1,251
                                             -------      -------      -------     -------      -------      -------
                                             $ 4,137      $   970      $ 1,620     $   113      $(3,450)     $ 4,884
                                             =======      =======      =======     =======      =======      =======

    Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $13,473 for the three months ended March 31, 2001, compared to $5,788 in the prior year's quarter, an increase of $7,685. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

    The Company recorded a charge of $4,723 resulting from the write-off of an equity investment in a technology company in the three months ended March 31, 2001.

    Interest and debt expense was $49,395 for the three months ended March 31, 2001, compared to $40,356 in the prior year's quarter, an increase of $9,039. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $500 savings from a 20 basis point reduction in weighted average interest rates of variable rate debt. If the current level of variable rates were to continue, interest expense inclusive of the Company's share of partially-owned entities, would be approximately $4,500 lower in the quarter ended June 30, 2001, as compared to the quarter ended March 31, 2001.

    Preferential allocations to unitholders were $23,309 for the three months ended March 31, 2001, compared to $19,342 for the prior year's quarter, an increase of $3,967. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

    The Company recorded the cumulative effect of a change in accounting principle of $4,110 in the first quarter of 2001. The Company previously had marked-to-market changes in value of stock purchase warrants through accumulated other comprehensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

    The extraordinary item of $1,170 in the three months ended March 31, 2001 represents the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    THREE MONTHS ENDED MARCH 31, 2001

    Cash flows provided by operating activities of $84,377 was primarily comprised of (i) income of $83,464 and (ii) adjustments for non-cash items of $4,302 partially offset by (iii) the net change in operating assets and liabilities of $5,331. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,
(ii) the write-off of an investment in marketable securities of $4,723, (iii) depreciation and amortization of $31,865 and (iv) minority interest of $359, partially offset by (v) the effect of straight-lining of rental income of $7,895 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $36,294.

    Net cash used in investing activities of $46,709 was primarily comprised of
(i) recurring capital expenditures of $14,352, (ii) non-recurring capital expenditures of $12,809 (iii) development and redevelopment expenditures of $40,577, (iv) investment in notes and mortgages receivable of $10,069, (v) investments in partially-owned entities of $13,378, partially offset by, (vi) distributions from partially-owned entities of $17,163 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $29,095.

    Net cash used in financing activities of $62,674 was primarily comprised of
(i) proceeds from borrowings of $74,160, partially offset by, (ii) repayments of borrowings of $56,513, (iii) dividends paid on Class A units of $45,191, (iv) distributions to preferred unitholders of $8,972, and (v) preferential distributions of $27,290.

    Below are the details of capital expenditures, leasing commissions. and development and redevelopment expenditures.

    Capital expenditures are categorized as follows:

         Recurring -- capital improvements expended to maintain a property's competitive position within the market and tenant improvements and leasing commissions for costs to release expiring leases or renew or extend existing leases.

         Non-recurring -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

    Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.


                                                New York
                                                  City                 Merchandise
                                      Total      Office      Retail       Mart        Other
                                     -------     -------     -------     -------     -------
Capital Expenditures:
   Expenditures to maintain
    the assets:
    Recurring ..................     $ 4,434     $ 2,922     $    96     $   449     $   967
    Non-recurring ..............      12,775       6,694          --       2,490       3,591
                                     -------     -------     -------     -------     -------
                                      17,209       9,616          96       2,939       4,558
                                     -------     -------     -------     -------     -------
   Tenant improvements:
    Recurring ..................       9,918       8,573         244       1,101          --
    Non-recurring ..............          34          34          --          --          --
                                     -------     -------     -------     -------     -------
                                       9,952       8,607         244       1,101          --
                                     -------     -------     -------     -------     -------
   Total .......................     $27,161     $18,223     $   340     $ 4,040     $ 4,558
                                     =======     =======     =======     =======     =======

Leasing Commissions:
   Recurring ...................     $ 5,643     $ 2,769     $   325     $ 2,414     $   135
   Non-recurring ...............       5,527       1,906          --       3,621          --
                                     -------     -------     -------     -------     -------
                                     $11,170     $ 4,675     $   325     $ 6,035     $   135
                                     =======     =======     =======     =======     =======
Development and Redevelopment:
   Expenditures: (1)
    Park Laurel (80% interest) .     $18,286     $    --         $--     $    --     $18,286
    Market Square on Main Street       9,127          --          --       9,127          --
    Other ......................      13,164       6,165         863          --       6,136
                                     -------     -------     -------     -------     -------
                                     $40,577     $ 6,165     $   863     $ 9,127     $24,422
                                     =======     =======     =======     =======     =======

----------
(1) Does not include $37,592 of Fort Lee development costs during the three months ended March 31, 2001, which were funded by a construction loan.

    THREE MONTHS ENDED MARCH 31, 2000

    Cash flows provided by operating activities of $45,249 was primarily comprised of (i) income of $79,538 and (ii) adjustments for non-cash items of $9,899, offset by (iii) the net change in operating assets and liabilities of $21,830. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $23,253 and (ii) minority interest of $490, partially offset by (iii) the effect of straight-lining of rental income of $8,110 and (iv) equity in net income of partially-owned entities of $26,657. The net change in operating assets and liabilities primarily reflects an increase in prepaid expenses of $11,673.

    Net cash used in investing activities of $28,832 was primarily comprised of
(i) capital expenditures of $10,380 (ii) redevelopment expenditures of $10,228,
(iii) investment in notes and mortgages receivable of $6,000 (loan to Vornado Operating Company), (iv) acquisitions of real estate of $6,660 (see detail below), (v) investments in partially-owned entities of $26,564 (see detail below), (vi) investments in securities of $7,427, partially offset by (vii) proceeds from the sale of real estate $23,992 and distributions from partially-owned entities of $15,490.

    Net cash used in financing activities of $24,341 was primarily comprised of
(i) repayment of borrowings of $522,506, (ii) dividends paid on Class A units of $44,465, (iii) debt issuance costs of $17,996, (iv) distributions to minority partners of $5,470, partially offset by (v) proceeds from borrowings of $565,000.

Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                                   Debt         Value of
                                                      Cash        Assumed       Units Issued    Investment
                                                     -------     ----------     ------------    ----------
Real Estate:
    Student Housing Complex (90% interest) .....     $ 6,660     $   17,640     $        --     $24,300
                                                     =======     ==========     ===========     =======

Investments in Partially Owned Entities:
    Vornado-Ceruzzi Joint Venture (80% interest)     $15,696     $       --     $        --     $15,696
    Funding of development expenditures ........       9,878             --              --       9,878
    Other ......................................         990             --              --         990
                                                     -------     ----------     -----------     -------
                                                     $26,564             --              --     $26,564
                                                     =======     ==========     ===========     =======


Capital expenditures were comprised of:

                                                          New York                    Merchandise
                                            Total       City Office       Retail         Mart           Other
                                           -------      -----------      -------        -------        -------

Expenditures to maintain the assets        $ 5,881        $ 3,165        $    35        $   559        $ 2,122
Tenant allowances .................          4,499          3,699            512            288             --
Redevelopment expenditures ........         10,228          6,038             --          4,190             --
                                           -------        -------        -------        -------        -------
Total capital expenditures ........        $20,608        $12,902        $   547        $ 5,037        $ 2,122
                                           =======        =======        =======        =======        =======

SUPPLEMENTAL INFORMATION

      Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2001 and December 31, 2000.


                                                                                                         Temperature
                                                                                        Merchandise       Controlled
                                          Total          Office            Retail          Mart           Logistics           Other
                                        ---------       ---------         ---------      ---------        ---------         --------
Three months ended
     December 31, 2000 ............     $ 197,425       $  86,125         $  29,627      $  23,072      $  23,735      $  34,866
2001 Operations:
     Same store operations(1) .....         2,907           4,755               (35)         2,566(4)      (2,554)(3)     (1,825)(4)
     Acquisitions, dispositions and
        other non-recurring income
        and expenses ..............       (10,691)          2,250            (1,524)            --             --        (11,417)(5)
                                        ---------       ---------         ---------      ---------      ---------      ---------
Three months ended
     March 31, 2001 ...............     $ 189,641       $  93,130         $  28,068      $  25,638      $  21,181      $  21,624
                                        =========       =========         =========      =========      =========      =========
     % increase in same
       store operations ...........           1.5%            5.5%(2)            --           11.1%         (10.8%)         (5.2%)

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 5.9% for the New York City office portfolio and 4.5% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000's Funds from Operations), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

    The tenant has advised the Landlord that its revenue for February and March of this year from the warehouses it leases from the Landlord, is lower than last year by 8.2% primarily due to a reduction in units stored at the warehouses.

(4) Reflects seasonality of the Merchandise Mart trade show business and the Hotel Pennsylvania which is included in Other.
(5) Includes the write-off of investment in marketable securities and costs of acquisitions not consummated.

      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


                                              Office                           Merchandise Mart
                                     ----------------------                 ------------------------  Temperature
                                     New York                                                         Controlled
                                       City         CESCR       Retail      Office(1)    Showroom(1)  Logistics
                                     ----------    --------    ---------    ---------    -----------  ----------
As of March 31, 2001:
  Square feet ..................      14,410        4,248       11,441        2,869        5,044       17,495
  Cubic feet ...................          --           --           --           --           --      438,900
  Number of properties .........          22           50           55            9            9           88
  Occupancy rate ...............          97%          98%          92%          91%          98%          72%
  Leasing Activity:
      For the quarter ended
        March 31, 2001:
          Square feet ..........         401          322          129           10          134           --
          Rent per square foot:
            Initial rent (2) ...     $ 49.61      $ 31.19      $ 20.38      $ 28.35      $ 22.44           --
            Prior escalated rent     $ 31.12      $ 24.39      $ 18.85      $ 24.78      $ 15.24           --
            Percentage increase           59%          28%           8%          14%          47%          --
As of December 31, 2000:
  Square feet ..................      14,396        4,248       11,293        2,869        5,044       17,495
  Cubic feet ...................          --           --           --           --           --      438,900
  Number of properties .........          22           50           55            9            9           88
  Occupancy rate ...............          96%          98%          92%          90%          98%          82%
As of March 31, 2000:
  Square feet ..................      14,267        3,782       11,960        2,640        4,317       17,770
  Cubic feet ...................          --           --           --           --           --      445,000
  Number of properties .........          22           40           56            7            7           90
  Occupancy rate ...............          95%          95%          93%          88%          99%          83%

----------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

      Below are the cash flows provided by (used in) operating, investing and financing activities:


                                                           For the Three Months Ended March 31,
                                                           -------------------------------------
                                                                 2001                2000
                                                           -----------------     ---------------
               Operating activities.................          $    84,377           $    45,249
                                                              ===========           ===========

               Investing activities.................          $   (46,709)          $   (28,832)
                                                              ===========           ===========

               Financing activities.................          $   (62,674)          $   (24,341)
                                                              ===========           ===========


FINANCINGS


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:


($ in thousands, except per unit amounts)

                                       March 31, 2001               December 31, 2000
                             --------------------------------    -----------------------
                                          Weighted   Effect of                  Weighted
                                          Average    1% Change                  Average
                                          Interest   In Base                    Interest
                              Balance      Rate       Rates         Balance      Rate
                             ----------  --------   ---------    -----------   ----------
Wholly-owned debt:
     Variable rate........   $1,590,467     6.55%    $ 14,670(1)    1,593,751     $8.00%
     Fixed rate...........    1,154,084     7.52%          --       1,063,146      7.61%
                             ----------              --------      ----------
                             $2,744,551                14,670      $2,656,897
                             ==========              --------      ==========

Partially-owned debt:
     Variable rate........   $  132,628     7.14%       1,326      $  204,462      8.40%
     Fixed rate...........    1,125,840     7.54%          --       1,123,926      7.54%
                             ----------              --------      ----------
                             $1,258,468                 1,326      $1,328,388
                             ==========              --------      ==========

Preferential allocations..                             (2,319)
                                                     --------

Total decrease in the
  Company's annual net income                        $ 13,677
                                                     ========
   Per Class A unit-diluted                          $    .15
                                                     ========

----------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

(b)  Reports on Form 8-K


      During the quarter ended March 31, 2001, Vornado Realty Trust filed the following reports on Form 8-K:


   Period Covered
 (Date of earliest
  event reported)                            Items Reported                               Date Filed
-------------------                -----------------------------------                  ----------------
February 22, 2001       Press  release  announcing  restructuring  of leases  with     February 22, 2001
                        AmeriCold Logistics

February 22, 2001       Press  release  announcing  exclusive  negotiating  period     February 23, 2001
                        relating to net lease of World Trade Center Complex

March 19, 2001          Press release  announcing failure to conclude net lease of     March 22, 2001
                        World Trade Center Complex

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




                                                 VORNADO REALTY L.P.
                                     ------------------------------------------
                                                   (Registrant)




Date: May 10, 2001            By:       /s/ Joseph Macnow
                                     ------------------------------------------
                                     Joseph Macnow, Executive Vice President -
                                        Finance and  Administration and
                                        Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.
--------

   3.1        --  Amended and Restated  Declaration of Trust of Vornado,  amended  April 3,  1997--Incorporated  by      **
                    reference to Exhibit 3.1 of Vornado's  Registration Statement on Form S-8 (File No. 333-29011),
                    filed on June 12, 1997.........................................................................

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

   3.4        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                    Assessments  and  Taxation of Maryland on November  24, 1999 -  Incorporated  by  reference  to
                    Exhibit 3.4 of  Vornado's  Registration  Statement on Form S-3 (File No.  333-36080),  filed on
                    May 2, 2000....................................................................................       *

   3.5        --  Articles of Amendment of Declaration of Trust of Vornado,  as filed with the State  Department of
                    Assessments  and  Taxation  of  Maryland  on April 20,  2000 -  Incorporated  by  reference  to
                    Exhibit 3.5  of Vornado's  Registration  Statement on Form S-3 (File No.  333-36080),  filed on
                    May 2, 2000....................................................................................       *

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

   3.9        --  Articles  Supplementary  Classifying  8.5% Series B  Cumulative  Redeemable  Preferred  Shares of
                    Beneficial  Interest,  liquidation  preference $25.00 per share, no par value - Incorporated by reference  to  Exhibit  3.3 of  Vornado's  Current  Report  on Form  8-K,  dated  March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999..................................................       *

   3.10       --  Articles  Supplementary  Classifying  Vornado's  Series  C  Preferred  Shares -  Incorporated  by
                    reference to Exhibit 3.7 of Vornado's  Registration Statement on Form 8-A (File No. 001-11954),
                    filed on May 19, 1999..........................................................................       *

----------
* Incorporated by reference


EXHIBIT
  NO.
--------


   3.11       --  Articles  Supplementary  Classifying Vornado Realty Trust's Series D-2 Preferred Shares, dated as       *
                    of May 27, 1999, as filed with the State  Department of Assessments and Taxation of Maryland on
                    May 27, 1999 -  Incorporated  by reference to Exhibit 3.1 of Vornado's  Current  Report on Form
                    8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999............................

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

   3.15       --  Articles  Supplementary  to  Declaration  of Trust of Vornado  Realty  Trust with  respect to the
                    Series  D-6  Preferred  Shares,  dated  May 1,  2000,  as filed  with the State  Department  of
                    Assessments  and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954),  filed May 19,
                    2000...........................................................................................       *

   3.16       --  Articles  Supplementary  to  Declaration  of Trust of Vornado  Realty  Trust with  respect to the
                    Series D-7  Preferred  Shares,  dated  May 25,  2000,  as filed  with the State  Department  of
                    Assessments  and  Taxation of Maryland on June 1, 2000 -  Incorporated  by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954),  filed on
                    June 16, 2000..................................................................................       *

   3.17       --  Articles  Supplementary  to  Declaration  of Trust of Vornado  Realty  Trust with  respect to the
                    Series D-8 Preferred  Shares -  Incorporated  by reference to Exhibit 3.1 of Vornado's  Current
                    Report on Form 8-K, dated December 8, 2000 (File No. 1-11954), filed on December 28, 2000......       *

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

----------
* Incorporated by reference


EXHIBIT
  NO.
--------

   3.22       --  Third Amendment to Second Amended and Restated Agreement of Limited  Partnership of the Operating       *
                    Partnership,  dated as of  November  12, 1998 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated November 12, 1998 (File No.  001-11954),  filed on
                    November 30, 1998..............................................................................

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

   3.27       --  Sixth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty  L.P.,  dated as of March  17,  1999 -  Incorporated  by  reference  to  Exhibit  3.2 of
                    Vornado's  Current  Report  on Form 8-K,  dated May 27,  1999  (File No.  001-11954),  filed on
                    July 7, 1999...................................................................................       *

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

   3.30       --  Ninth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty L.P.,  dated as of May 20, 1999 - Incorporated  by reference to Exhibit 3.3 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),  filed on October 25,
                    1999...........................................................................................       *

   3.31       --  Tenth  Amendment to Second  Amended and  Restated  Agreement  of Limited  Partnership  of Vornado
                    Realty L.P.,  dated as of May 20, 1999 - Incorporated  by reference to Exhibit 3.4 of Vornado's
                    Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954),  filed on October 25,
                    1999...........................................................................................       *

   3.32       --  Eleventh  Amendment to Second  Amended and Restated  Agreement of Limited  Partnership of Vornado
                    Realty  L.P.,  dated as of November  24, 1999 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated November 24, 1999 (File No.  001-11954),  filed on
                    December 23, 1999..............................................................................       *

----------
* Incorporated by reference


EXHIBIT
  NO.
--------

   3.33       --  Twelfth  Amendment to Second  Amended and Restated  Agreement of Limited  Partnership  of Vornado       *
                    Realty L.P.,  dated as of May 1, 2000 -  Incorporated  by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000......


   3.34       --  Thirteenth  Amendment to Second Amended and Restated Agreement of Limited  Partnership of Vornado
                    Realty L.P.,  dated as of May 25, 2000 - Incorporated  by reference to Exhibit 3.2 of Vornado's
                    Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000....       *

   3.35       --  Fourteenth  Amendment to Second Amended and Restated Agreement of Limited  Partnership of Vornado
                    Realty  L.P.,  dated as of  December  8, 2000 -  Incorporated  by  reference  to Exhibit 3.2 of
                    Vornado's  Current Report on Form 8-K, dated  December 8, 2000 (File No.  001-11954),  filed on
                    December 28, 2000..............................................................................       *

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

   4.6        --  Specimen certificate  evidencing  Vornado's 8.5% Series C Cumulative  Redeemable Preferred Shares
                    of Beneficial Interest,  liquidation  preferences $25.00 per share, no par value - Incorporated by  reference  to  Exhibit  4.2 of  Vornado's  Registration  Statement  on Form 8-A  (File  No.
                    001-11954), filed May 19, 1999.................................................................       *

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


  11          --  Not applicable

  12          --  Not applicable

  13          --  Not applicable

  14          --  Not applicable

  15          --  Not applicable

----------
* Incorporated by reference


EXHIBIT
  NO.
--------

  16.......   --  Not applicable

  17.......   --  Not applicable

  18.......   --  Not applicable

  19.......   --  Not applicable

  20.......   --  Not applicable

  21.......   --  Not applicable

  22.......   --  Not applicable

  23.......   --  Not applicable

  24.......   --  Not applicable

  25.......   --  Not applicable

  26.......   --  Not applicable

  27.......   --  Not applicable

  28.......   --  Not applicable

  29.......   --  Not applicable