Form 10-Q
period 2001-06-30
VORNADO REALTY LP
filed 2001-08-10
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 35



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 June 30, 2001
                                -----------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from
                               --------------------     to --------------------

Commission File Number:    000-22635
                       --------------------------------------------------------


                               VORNADO REALTY L.P.
    ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       13-3925979
--------------------------------------------------- ---------------------------
    (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                        Identification Number)


     888 Seventh Avenue, New York, New York                       10019
--------------------------------------------------   -------------------------
    (Address of principal executive offices)                   (Zip Code)


                                 (212) 894-7000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

                                      INDEX



PART I.                 Financial Information:                                                         Page Number
               Item 1.    Financial Statements:

                          Consolidated Balance Sheets as of  June 30, 2001 and
                          December 31, 2000.........................................................        3

                          Consolidated Statements of Income for the Three and Six Months Ended  June
                          30, 2001 and June 30, 2000................................................        4

                          Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 2001 and June 30, 2000.....................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       16

               Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............       32



PART II.                  Other Information:

               Item 1.    Legal Proceedings.........................................................       33

               Item 6.    Exhibits and Reports on Form 8-K..........................................       33

Signatures                ..........................................................................       34

Exhibit Index             .........................................................................        35


PART I.  FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS

                                        VORNADO REALTY L.P.

                                   CONSOLIDATED BALANCE SHEETS

(amounts in thousands except unit amounts)

                                                        June 30,          December 31,
                                                          2001                2000
                                                        --------          ------------

ASSETS

Real estate, at cost:
     Land.....................................          $    887,769      $   870,023
     Buildings and improvements...............             3,459,286        3,328,760
     Development costs and construction-in-
         progress.............................               213,151           66,264
     Leasehold improvements and
         equipment............................                36,320           29,795
                                                        ------------      -----------
               Total..........................             4,596,526        4,294,842
     Less accumulated depreciation and
         amortization.........................              (462,336)        (393,787)
                                                        ------------      -----------
     Real estate, net.........................             4,134,190        3,901,055

Cash and cash equivalents, including U.S.
     government obligations under repurchase
     agreements of $27,430 and $27,793........               119,920          136,989
Escrow deposits and restricted cash...........               186,508          214,359
Marketable securities.........................               118,809          120,340
Investments and advances to partially-owned
     entities, including Alexander's of
     $189,060 and $178,413....................             1,279,468        1,459,211
Due from officers.............................                19,522           20,549
Accounts receivable, net of allowance for
     doubtful accounts of $8,947 and $9,343...                52,322           47,937
Notes and mortgage loans receivable...........               213,432          188,722
Receivable arising from the straight-lining of
     rents....................................               126,592          111,504
Other assets..................................               251,888          169,648
                                                        ------------      -----------


TOTAL ASSETS                                            $  6,502,651      $ 6,370,314
                                                        ============      ===========



                                                             June 30,        December 31,
                                                               2001              2000
                                                             --------        ------------
LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable...........................     $    2,284,009    $ 2,231,897
Revolving credit facility.............................            450,000        425,000
Accounts payable and accrued expenses.................            142,775        130,464
Officer's compensation payable........................             39,644         38,424
Deferred leasing fee income...........................              7,595          7,852
Other liabilities.....................................              1,725          1,798
                                                           --------------    -----------
               Total liabilities......................          2,925,748      2,835,435
                                                           --------------    -----------
Minority interest.....................................             16,189         15,462
                                                           --------------    -----------
Commitments and contingencies
Partners' Capital:
      Equity..........................................          3,650,285      3,634,913
      Accumulated deficit.............................            (77,601)       (90,366)
                                                           --------------    -----------
                                                                3,572,684      3,544,547
      Accumulated other comprehensive loss............             (7,266)       (20,426)
      Due from officers for purchase of
           limited partnership units of
           beneficial interest........................             (4,704)        (4,704)
                                                           --------------    -----------
                Total partners' capital...............          3,560,714      3,519,417
                                                           --------------    -----------




TOTAL LIABILITIES AND
      PARTNERS' CAPITAL...............................     $    6,502,651    $ 6,370,314
                                                           ==============    ===========



                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per unit amounts)



                                                                        For The Three Months            For The Six Months
                                                                           Ended June 30,                 Ended June 30,
                                                                        ---------------------           -------------------
                                                                        2001            2000            2001          2000
                                                                        ----------  ---------           ----------  --------

  Revenues:
     Rentals....................................................       $ 212,252    $ 169,107          $  416,970  $  336,010
     Expense reimbursements.....................................          31,543       28,413              66,635      55,220
     Other income (including fee income from related
       parties of  $514 and $346 in each three month
       period and $884 and $667 in each six month period).......           2,280        1,225               5,080       2,794
                                                                       ---------    ---------          ----------   ----------
  Total revenues................................................         246,075      198,745             488,685     394,024
                                                                       ---------    ---------          ----------   ----------

  Expenses:
     Operating..................................................          96,831       74,366             197,214      150,671
     Depreciation and amortization..............................          30,086       24,687              61,951       47,940
     General and administrative.................................          22,415       10,770              36,663       20,967
     Costs of acquisitions not consummated.......................             --           --               5,000           --
                                                                       ---------    ---------          ----------   ----------
 Total expenses................................................          149,332      109,823             300,828      219,578
                                                                       ---------    ---------          ----------   ----------
  Operating income..............................................          96,743       88,922             187,857      174,446
  Income applicable to Alexander's..............................           4,676        4,458              16,980        8,565
  Income from partially-owned entities..........................          19,228       22,681              43,218       45,231
  Interest and other investment income..........................          15,874        4,939              29,347       10,698
  Write-off of investments in technology companies..............         (13,561)          --             (18,284)          --
  Interest and debt expense.....................................         (43,994)     (39,335)            (93,389)     (78,682)
  Net gain on sale of real estate and partially-owned entities..          12,445          --               12,445        2,560
  Net gain from condemnation proceeding.........................           3,050          --                3,050           --
  Minority interest.............................................            (409)        (577)               (768)      (1,067)
                                                                       ---------    ---------          ----------   ----------
  Income before cumulative effect of change in accounting
    principle and extraordinary item............................          94,052       81,088             180,456       161,751
  Cumulative effect of change in accounting principle...........              --           --              (4,110)           --
                                                                       ---------    ---------          ----------    ----------
  Extraordinary item............................................              --           --               1,170        (1,125)
                                                                       ---------    ---------          ----------    ----------
  Net income....................................................          94,052       81,088             177,516       160,626

  Preferred unit distributions (including accretion of issuance expenses of $240 and $719 in each three month period
    and $958 and $1,438 in each six month period)...............          (9,192)      (9,672)            (18,865)      (19,345)
  Preferential allocations......................................         (23,576)     (21,125)            (46,885)      (40,467)
                                                                       ---------    ---------          ----------    ----------
  NET INCOME applicable to Class A Units........................       $  61,284    $  50,291          $  111,766    $  100,814
                                                                       =========    =========          ==========    ==========
  NET INCOME PER CLASS A UNIT - BASIC...........................       $     .65          .55          $     1.19     $    1.10
                                                                       =========    =========          ==========    ==========
  NET INCOME PER CLASS A UNIT - DILUTED.........................       $     .64          .53          $     1.16     $    1.08
                                                                       =========    =========          ==========    ==========
  DIVIDENDS PER CLASS A UNIT....................................       $     .53          .48          $     1.06     $     .96
                                                                       =========    =========          ==========    ==========


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)



                                                                                        For The Six Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2001                2000
                                                                                        ---------------      -------------
Cash Flows From Operating Activities:
    Net income...............................................................          $   177,516            $   160,626
    Adjustments to reconcile net income to net
       cash provided by operations:
         Cumulative effect of change in accounting principle.................                4,110                     --
         Extraordinary item..................................................               (1,170)                 1,125
         Minority interest...................................................                  768                  1,067
         Net gain on sale of real estate and partially-owned entities........              (12,445)                (2,560)
         Net gain from condemnation proceeding...............................               (3,050)                    --
         Write-off of investments in technology companies....................               18,284                     --
         Depreciation and amortization.......................................               61,951                 47,940
         Straight-lining of rental income....................................              (14,542)               (15,183)
         Equity in income of Alexander's.....................................              (16,980)                (8,565)
         Equity in net income of partially-owned entities....................              (43,218)               (45,231)
         Changes in operating assets and liabilities.........................               21,642                (34,668)
                                                                                       -----------            -----------
    Net cash provided by operating activities................................              192,866                104,551
                                                                                       -----------            -----------

Cash Flows From Investing Activities:
    Development costs and construction in progress...........................              (74,856)               (24,655)
    Proceeds from sale of real estate........................................                   --                 23,992
    Investments in partially-owned entities..................................              (25,221)               (45,450)
    Distributions from partially-owned entities..............................               93,032                 17,705
    Investment in notes and mortgage loans receivable........................              (30,767)                (7,595)
    Repayment of notes and mortgage loans receivable.........................                6,057                     --
    Cash restricted for tenant improvements..................................               27,851                 (3,645)
    Additions to real estate.................................................              (49,326)               (49,116)
    Purchases of marketable securities ......................................               (9,350)               (24,412)
    Acquisitions of real estate and other....................................                   --                 (6,660)
    Proceeds from sale of marketable securities .............................                1,121                     --
    Real estate deposits and other...........................................                1,493                 (1,020)
                                                                                       -----------            -----------
    Net cash (used in) investing activities..................................              (59,966)              (120,856)
                                                                                       -----------            -----------

Cash Flows From Financing Activities:
    Proceeds from borrowings.................................................              118,853                590,000
    Repayments of borrowings.................................................             (111,748)              (619,444)
    Debt issuance costs......................................................                   --                (17,996)
    Proceeds from issuance of preferred units................................                   --                195,639
    Distributions to minority partners.......................................              (53,710)               (47,144)
    Dividends paid on common shares..........................................              (90,992)               (82,051)
    Dividends paid on preferred shares.......................................              (17,926)               (17,907)
    Exercise of stock options................................................                5,554                  1,715
                                                                                       -----------            -----------
    Net cash (used in) provided by financing activities......................             (149,969)                 2,812
                                                                                       -----------            -----------

    Net decrease in cash and cash equivalents................................              (17,069)               (13,493)
    Cash and cash equivalents at beginning of period.........................              136,989                112,630
                                                                                       -----------            -----------

    Cash and cash equivalents at end of period...............................          $   119,920            $    99,137
                                                                                       ===========            ===========

Supplemental Disclosure Of Cash Flow Information:
    Cash payments for interest (including capitalized interest of $7,556 in 2001
       and $5,646 in 2000)...................................................          $    95,737            $    82,381
                                                                                       ===========            ===========

Non-Cash Transactions:
    Financing assumed in acquisitions........................................          $        --            $    17,640
    Unrealized gain on securities available for sale.........................                2,760                  8,039


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

     Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust "(Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 86% of the limited partnership common interest in, the Operating Partnership at June 30, 2001. All references to the "Company" refer to Vornado and its consolidated subsidiaries.


2.    BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of changes in cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings.

     The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No, 142, Goodwill and Other Intangible Assets (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

4.    Financings and Dispositions

     On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on February 11, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000,000.

     On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000.

     In September 1998, Atlantic City condemned the Company's vacant property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

     On June 29, 2001, the Company entered into an agreement to sell its leasehold interest in 550/600 Mamaroneck Avenue, a 235,000 square foot office building, for $22,500,000. Vornado's gain on the sale will be approximately $1,000,000. The sale, which is subject to customary closing conditions, is expected to be completed in the third quarter of this year.

5.    INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

     The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:



      Investments and Advances
      (amounts in thousands)                                          June 30, 2001         December 31, 2000
                                                                      -------------         -----------------

      Temperature Controlled Logistics........................           $   480,455           $   469,613
      Charles E. Smith Commercial Realty L.P. ("CESCR").......               329,251               325,328
      Alexander's.............................................               189,060               178,413
      Newkirk Joint Ventures..................................               181,071               163,157
      Hotel Pennsylvania (1)..................................                    --                73,531
      Partially-Owned Office Buildings (4)....................                23,329                61,002
      Vornado Ceruzzi Joint Ventures..........................                27,542                28,847
      Fort Lee................................................                30,905                28,208
      Park Laurel (2).........................................                    --                70,007
      Management Companies and Other (2)......................                17,855                61,105
                                                                         -----------           -----------
                                                                         $ 1,279,468           $ 1,459,211
                                                                         ===========           ===========


                               VORNADO REALTY L.P.



     Income                                                   For The Three Months         For The Six Months
              (amounts in thousands)                              Ended June 30,              Ended June 30,
                                                              --------------------         -------------------
                                                                2001         2000            2001       2000
                                                              ----------  --------         --------    -------
      Income applicable to Alexander's:
        33.1% share of equity in income.............          $     535   $    171         $  7,691(3) $    478
        Interest Income.............................              2,935      2,942            6,362       5,678
        Management and Leasing Fee Income...........              1,206      1,345            2,927(3)    2,409
                                                              ---------   --------         --------    --------
                                                              $   4,676   $  4,458         $ 16,980    $  8,565
                                                              =========   ========         ========    ========
      Temperature Controlled Logistics:
        60% share of equity in net income.............        $   2,466   $  5,585         $  6,930    $ 13,660
        Management fee (40% of 1% per annum of
           Total Combined Assets, as defined).........            1,255      1,357            2,739       2,680
                                                              ---------   --------         --------    --------
                                                                  3,721      6,942            9,669      16,340
                                                              ---------   --------         --------    --------
      CESCR-34% share of equity in income.............            6,828      6,589           14,195     13,318
                                                              ---------   --------         --------    --------

      Newkirk Joint Ventures:
          Equity in income of limited partnerships....            6,371      3,377           12,726       6,392
          Interest and other income...................            1,590      2,025            3,202       3,346
                                                              ---------   --------         --------    --------
                                                                  7,961      5,402           15,928       9,738
                                                              ---------   --------         --------    --------
      Hotel Pennsylvania (1)..........................               --      2,886               --       3,307
      Partially-Owned Office Buildings (4)............            1,509        978            2,773       1,678
      Management Companies and Other..................             (791)      (116)             653         850
                                                              ---------   --------         --------    --------
                                                              $  19,228   $  2,681         $ 43,218     $45,231
                                                              =========   ========         ========    ========

------------
(1) As of December 31, 2000, the Company owned 100% of the commercial portion of the building (retail and office space) and 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is also consolidated in 2001.
(2) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly, the Park Laurel and the management companies are consolidated in 2001.
(3) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a gain of $12,445,000 which is not included in income in the table above.

                               VORNADO REALTY L.P.

Temperature Controlled Logistics

      On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000 (the same amount recognized as rental income in 2000), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective
January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971,000 (a 13.2% decline) and $10,183,000 (an 11.4%
decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340,000 of income for the quarter and six months ended June 30, 2001 and $2,400,000 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806,000 (Does not include $1,174,000 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

Alexander's

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      At June 30, 2001, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's on August 1, 2000. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74%, using the same spread to treasuries as previously used.

      On January 12, 2001, Alexander's sold its Fordham Road property for $25,500,000, which resulted in a gain of $19,026,000, of which the Company's share was $6,298,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000, of which the Company's share was $1,170,000. The Company also received a commission of $520,000 in connection with this sale.

      On June 1, 2001, Alexander's completed a $223,000,000 ten-year mortgage loan collateralized by its Kings Plaza Shopping Center. The note bears interest at a rate of 7.46%. A portion of the proceeds was used to repay the existing $115,210,000 mortgage loan.

6.    OTHER RELATED PARTY TRANSACTIONS

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $514,000 and $200,000 for the three months ended June 30, 2001 and 2000, and $884,000 and $387,000 for the six months ended June 30, 2001 and 2000.

      The Mendik Group owns an entity, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $12,725,000 and $11,485,000 for the three months ended June 30, 2001 and 2000, and $25,625,000 and $23,418,000 for the six months ended June
30, 2001 and 2000.

                               VORNADO REALTY L.P.

7.    PARTNERS'S CAPITAL

      The following table sets forth the details of partners' capital at June 30, 2001 and December 31, 2000.

                                                Outstanding Units at                           Preferred
                                             ----------------------------        Per Unit      or Annual       Conversion
                                                June 31,     December 31,      Liquidation    Distribution      Rate Into
     Unit Series                                  2001         2000            Preference        Rate        Class A Units
                                             ------------   -------------      -----------    ------------   -------------
     Convertible Preferred:
         Series A.........................    5,788,855        5,789,239        $   50.00        $    3.25            --
         5.0% B-1 Convertible Preferred...      899,566          899,566        $   50.00        $    2.50           .914
         8.0% B-2 Convertible Preferred...      449,783          449,783        $   50.00        $    4.00           .914
         6.5% C-1 Convertible Preferred...      747,912          747,912        $   50.00        $    3.25         1.1431
         6.5% E-1 Convertible Preferred...    4,998,000        4,998,000        $   50.00        $    3.25(a)      1.1364
     Perpetual Preferred: (b)
         Series B.........................    3,400,000        3,400,000        $   25.00        $    2.125           --
         Series C.........................    4,600,000        4,600,000        $   25.00        $    2.125           --
         8.5% D-1 Cumulative
           Redeemable Preferred...........    3,500,000        3,500,000        $   25.00        $    2.125           N/A
         8.375% D-2 Cumulative Redeemable
           Preferred......................      549,336          549,336        $   50.00        $    4.1875          N/A
         8.25% D-3 Cumulative Redeemable
           Preferred......................    8,000,000        8,000,000        $   25.00        $    2.0625          N/A
         8.25% D-4 Cumulative Redeemable
           Preferred......................    5,000,000        5,000,000        $   25.00        $    2.0625          N/A
         8.25% D-5 Cumulative Redeemable
           Preferred......................    7,480,000        7,480,000        $   25.00        $    2.0625          N/A
         8.25% D-6 Cumulative Redeemable
           Preferred......................      840,000          840,000        $   25.00        $    2.0625          N/A
         8.25% D-7 Cumulative Redeemable
           Preferred......................    7,200,000        7,200,000        $   25.00        $    2.0625          N/A
         8.25% D-8 Cumulative Redeemable
           Preferred......................      360,000          360,000        $   25.00        $    2.0625          N/A
                                             ----------       ----------
                                             53,813,452       53,813,836
                                             ==========       ==========

     General Partnership Interest (c)
     Limited Partnership Units:
         Class A (d)......................   95,289,218(e)    93,260,519(e)            --        $    2.12            N/A
         Class D..........................      864,259          869,387               --        $    2.12            1.0 (f)
                                             ----------      ----------
                                             96,153,477      94,129,906
                                             ==========      ==========

----------
(a)   Increases to $3.38 in March 2007.
(b) Convertible at the option of the holder for an equivalent amount of the Company's preferred shares and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to December 2000).
(c)   Vornado is the sole general partner.
(d) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(e) Included in Class A units are 88,661,224 and 86,803,770 units owned by the general partner at June 30, 2001 and December 31, 2000, respectively.
(f) Class D unitholders participate in distributions at an annual rate of $2.12, then pari passu with Class A. Based on the current level of dividends, Class D units will convert into Class A units in the third quarter of 2001.

                               VORNADO REALTY L.P.



8.    INCOME PER CLASS A UNIT

      The following table sets forth the computation of basic and diluted income per Class A unit:


                                                                   For The Three Months          For The Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                 -------------------------    ----------------------
                                                                   2001            2000          2001         2000
                                                                 -------------  ----------    ------------  --------

(amounts in thousands except per unit amounts)

Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item.......       $    94,052     $    81,088   $ 180,456   $  161,751
    Cumulative effect of change in accounting
      principle.........................................                --              --      (4,110)         --
    Extraordinary item..................................                --              --       1,170       (1,125)
                                                               -----------     -----------   ---------   ----------
    Net income..........................................            94,052          81,088     177,516      160,626
    Preferential allocations............................           (23,576)        (21,125)    (46,885)     (40,467)
    Unit distributions..................................            (9,192)         (9,672)    (18,865)     (19,345)
                                                               -----------     -----------   ---------   ----------
Numerator for basic and diluted income per
    Class A unit - net income applicable to Class A units      $    61,284     $    50,291   $ 111,766   $  100,814
                                                               ===========     ===========   =========   ==========
Denominator:
    Denominator for basic income per Class A unit -
      weighted average units............................            93,638          92,651      93,591       92,039
    Effect of dilutive securities:
      Employee unit options.............................             2,701           2,347       2,637        1,689
                                                               -----------     -----------   ---------   ----------

    Denominator for diluted income per Class A unit -
      adjusted weighted average units and
      assumed conversions...............................            96,339          94,998      96,228       93,728
                                                               ===========     ===========    ========    =========

INCOME PER CLASS A UNIT- BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item.....       $       .65     $       .55    $   1.23    $     1.11
      Cumulative effect of change in accounting
        principle.......................................                --              --        (.05)           --
      Extraordinary item................................                --              --         .01          (.01)
                                                               -----------     -----------   ---------   ----------
      Net income per Class A unit.......................       $       .65     $       .55        1.19          1.10
                                                               ===========     ===========    ========    ==========

INCOME PER CLASS A UNIT- DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item.....       $       .64     $       .53    $   1.20     $    1.09
      Cumulative effect of change in accounting
         principle......................................                --              --        (.05)           --
      Extraordinary item................................                --              --         .01           (.01)
                                                               -----------     -----------    --------     ----------
      Net income per Class A unit.......................       $       .64     $       .53    $   1.16     $     1.08
                                                               ===========     ============   ========     ==========

                               VORNADO REALTY L.P.

9.    COMPREHENSIVE INCOME


      The following table sets forth the Company's comprehensive income:



        (amounts in thousands)                                           For The Three Months         For The Six Months
                                                                            Ended June 30,              Ended June 30,
                                                                       ------------------------     ----------------------
                                                                         2001            2000         2001         2000
                                                                       ----------    ----------     ----------  ----------

        Net income applicable to Class A units.................       $    61,284      $ 50,291     $ 111,766   $ 100,814
        Adjustment to record cumulative effect of change
            in accounting principle............................                --            --         4,110         --
        Other comprehensive income.............................             8,532       (54,456)(1)     9,050      (2,256)(1)
                                                                      -----------      --------     ---------   ---------
        Comprehensive income...................................       $    69,816      $ (4,165)    $ 124,926   $ $98,558
                                                                      ===========      ========     =========   =========


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

10.   WRITE-OFF OF EQUITY INVESTMENTS IN TECHNOLOGY COMPANIES

     In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

11.   COSTS OF ACQUISITIONS NOT CONSUMMATED

     The Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. In the three months ended March 31, 2001, the Company wrote-off costs of $5,000,000 primarily associated with the World Trade Center.

12.   COMMITMENTS AND CONTINGENCIES

     At June 30, 2001, in addition to the $450 million outstanding under the Company's revolving credit facility, the Company had utilized $84.7 million of availability under the facility for letters of credit and guarantees.

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

                               VORNADO REALTY L.P.

13.   SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to this year, income from the Company's preferred stock affiliates was included in Income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three and six months ended June 30, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.

                                        For The Three Months Ended June 30,
                              ------------------------------------------------------
(amounts in thousands)                                  2001
                              -------------------------------------------------------
                                                                        Merchandise
                                 Total         Office       Retail          Mart
                              ------------    ---------   ----------   --------------


Rentals......................... $212,252    $ 114,260    $  30,232       $   50,118
Expense reimbursements..........   31,543       15,920       11,145            3,858
Other income....................    2,280          813          542              818
                                 --------    ---------    ---------       ----------
Total revenues..................  246,075      130,993       41,919           54,794
                                 --------    ---------    ---------       ----------
Operating expenses..............   96,831       51,684       13,797           21,662
Depreciation and amortization...   30,086       17,300        4,347            6,064
General and administrative......   22,415        2,637           24            4,650
                                 --------    ---------    ---------       ----------
Total expenses..................  149,332       71,621       18,168           32,376
                                 --------    ---------    ---------       ----------
Operating income................   96,743       59,372       23,751           22,418
Income applicable to Alexander's    4,676           --           --               --
Income from partially-owned
 entities.......................   19,228        8,365          495               (4)
Interest and other investment
 income.........................   15,874        1,897          416              714
Write-off of investments in
 technology companies...........  (13,561)          --           --               --
Interest and debt expense.......  (43,994)     (14,407)     (14,264)          (8,317)
Net gain on sale of real
 estate and partially-owned
 entities.......................   12,445       12,445           --               --
Net gain from condemnation
 proceeding.....................    3,050           --        3,050               --
Minority Interest...............     (409)        (409)          --               --
                                 --------    ---------    ---------        ----------
Net Income......................   94,052       67,263       13,448            14,811
Minority Interest...............      409          409           --                --
Net gain on sale of real estate
 and partially-owned entities ..  (12,445)     (12,445)          --                --
Net gain from condemnation
 proceeding.....................   (3,050)          --       (3,050)               --
Interest and debt expense(3) ...   67,151       24,859       14,906             8,317
Depreciation and amortization(3)   45,918       21,992        4,612             6,064
Straight-lining of rents(3) ...    (6,339)      (4,050)        (534)           (1,280)
Other..........................     2,997       (1,130)          --                --
                                 --------    ---------    ---------       ----------
EBITDA(1)......................  $188,693    $  96,898    $  29,382        $   27,912
                                 ========    =========    =========        ==========



                                                     For The Three Months Ended June 30,
                                     ----------------------------------------------------------------------------------------------
(amounts in thousands)                          2001                               2000 (Pro Forma)
                                     ------------------------   -------------------------------------------------------------------
                                     Temperature                                                               Temperature
                                     Controlled                                                Merchandise      Controlled
                                     Logistics    Other(2)      Total      Office    Retail        Mart         Logistics   Other(2)
                                     ----------   ----------    --------   -------  --------   --------------  ------------ -------

Rentals........................      $       --   $17,642     $196,600     $98,651   $31,784   $    46,113     $        --   $20,052
Expense reimbursements.........              --       620       28,412      14,194    10,404         2,649              --     1,165
Other income...................              --       107        4,109         724       848         1,182              --     1,355
                                     ----------   -------     --------     -------   -------   -----------     -----------   -------
Total revenues.................              --    18,369      229,121     113,569    43,036        49,944              --    22,572
                                     ----------   -------     --------     -------   -------   -----------     -----------   -------
Operating expenses.............              --    9,688        90,981      45,743    13,427        20,567              --    11,244
Depreciation and amortization .              --    2,375        26,387      13,934     4,635         5,448              --     2,370
General and administrative.....              --   15,104        17,280       3,244       418         4,680              --     8,938
                                     ----------   -------     --------     -------   -------   -----------     -----------   -------
Total expenses.................              --   27,167       134,648      62,921    18,480        30,695              --    22,552
                                     ----------   -------     --------     -------   -------   -----------     -----------   -------
Operating income...............              --   (8,798)       94,473      50,648    24,556        19,249              --        20
Income applicable to Alexander's             --    4,676         4,458          --        --            --              --     4,458
Income from partially-owned
 entities......................           3,721(6) 6,651        18,261       7,403       222            --           6,942(6)  3,694
Interest and other investment
 income........................              --   12,847         4,694         260         5            52              --     4,377
Write-off of investments in
 technology companies..........              --  (13,561)           --          --        --            --              --        --
Interest and debt expense......              --   (7,006)      (40,221)    (13,810)  (13,851)       (9,558)             --   (3,002)
Net gain on sale of real
 estate and partially-owned
 entities......................              --       --            --          --        --            --              --        --
Net gain from condemnation
 proceeding....................              --       --            --          --        --            --              --        --
Minority Interest..............              --       --          (577)       (577)       --            --              --        --
                                     ----------   -------     --------     -------   -------   -----------     -----------   -------
Net Income.....................           3,721    (5,191)      81,088      43,924    10,932         9,743           6,942     9,547
Minority Interest..............              --        --          577         577        --            --              --        --
Net gain on sale of real estate
 and partially-owned entities .              --        --           --          --        --            --              --        --
Net gain from condemnation
 proceeding....................              --        --           --          --        --            --              --        --
Interest and debt expense(3)...           6,773    12,296        62,962     22,964     14,494         9,558          7,307     8,639
Depreciation and amortization(3)          8,403     4,847        40,932     18,343      5,483         5,021          8,005     4,080
Straight-lining of rents(3)....              --      (475)       (6,349)    (3,985)      (709)       (1,485)          (282)      112
Other..........................              69     4,058         2,707         --         --            --            294     2,413
                                     ----------   -------      --------    -------   -------      ---------     ----------   -------
EBITDA(1)......................      $   18,966   $15,535      $181,917    $81,823   $30,200      $  22,837     $   22,266   $24,791
                                     ==========   =======      ========    =======   =======      =========     ==========   =======

-----------
    See footnotes 1-6 on page 15.

                               VORNADO REALTY L.P.

                                                         For The Six Months Ended June 30,
                                 ----------------------------------------------------------------------------
(amounts in thousands)                                               2001
                                 ----------------------------------------------------------------------------
                                                                                       Temperature
                                                                        Merchandise    Controlled
                                    Total      Office       Retail         Mart         Logistics     Other(2)
                                 ----------   ----------     ---------  -----------    -----------   ---------

Rentals........................  $  416,970   $  228,120   $   59,336   $    97,123     $       --   $  32,391
Expense reimbursements.........      66,635       34,961       22,440         7,831             --       1,403
Other income...................       5,080        1,385        1,971         1,537             --         187
                                 ----------   ----------     ---------  -----------    -----------   ---------
Total revenues.................     488,685      264,466       83,747       106,491             --      33,981
                                 ----------   ----------     ---------  -----------    -----------   ---------
Operating expenses.............     197,214      107,445       29,209        42,794             --      17,766(4)
Depreciation and amortization..      61,951       35,944        8,810        12,506             --       4,691
General and administrative.....      36,663        6,007           47         9,245             --       21,364
Costs of acquisitions not
    consummated................       5,000           --           --            --             --       5,000
                                 ----------   ----------     ---------  -----------    -----------   ---------
Total expenses.................     300,828      149,396       38,066        64,545             --      48,821
                                 ----------   ----------     ---------  -----------    -----------   ---------
Operating income...............     187,857      115,070       45,681        41,946             --     (14,840)
Income applicable to
 Alexander's...................      16,980           --           --            --             --      16,980
Income from partially-owned
 entities......................      43,218       17,060        2,392           109          9,669(6)   13,988
Interest and other investment
 income........................      29,347        4,195          416         1,377             --      23,359
Write-off of investments in
 technology companies..........     (18,284)          --           --            --             --     (18,284)
Interest and debt expense......     (93,389)     (31,014)     (28,413)      (17,986)            --     (15,976)
Net gain on sale of real estate
 and partially-owned entities..      12,445       12,445           --            --             --          --
Net gain from condemnation
  proceeding...................       3,050           --        3,050            --             --          --
Minority Interest..............        (768)        (768)          --            --             --          --
                                 ----------   ----------     ---------  -----------    -----------   ---------
Income before cumulative effect
 of change in accounting
 principle and extraordinary
 item..........................     180,456      116,988       23,126        25,446          9,669       5,227
Cumulative effect of change in
 accounting principle..........      (4,110)          --           --            --             --      (4,110)
Extraordinary item.............       1,170           --           --            --             --       1,170
                                 ----------   ----------     ---------  -----------    -----------   ---------
Net income.....................     177,516      116,988        23,126       25,446          9,669       2,287
Cumulative effect of change in
 accounting principle..........       4,110           --            --           --             --       4,110
Extraordinary item.............      (1,170)          --            --           --             --      (1,170)
Minority Interest..............         768          768            --           --             --          --
Net gain on sale of real estate
 and partially-owned entities..     (12,445)     (12,445)           --           --             --          --
Net gain from condemnation
  proceeding...................      (3,050)         --         (3,050)          --             --          --
Interest and debt expense(3)...     140,405       52,306        29,697       17,986         13,486       26,930
Depreciation and
 amortization(3)...............      93,836       45,636         9,339       12,506         16,811        9,544
Straight-lining of rents(3)....     (14,076)     (10,005)         (695)      (2,388)            --        (988)
Other..........................      (7,560)      (3,220)           --           --            181      (4,521)(5)
                                 ----------   ----------     ---------  -----------    -----------   ---------
EBITDA(1)......................    $378,334   $  190,028     $  58,417   $   53,550     $   40,147   $  36,192
                                 ==========   ==========     =========  ===========    ===========   =========







                                                                  June 30, 2001
                                ------------------------------------------------------------------------------
                                                                                       Temperature
                                                                        Merchandise    Controlled
                                    Total       Office         Retail       Mart        Logistics     Other(2)
                                 ----------   ----------     ---------  -----------    -----------   ---------
Balance sheet data:
    Real estate, net...........   $4,134,190  $2,436,196     $ 621,998   $  873,666     $       --   $ 202,330
    Investments and advances to
      partially-owned entities.    1,279,468     353,512        29,758        6,684        480,455     409,059
    Capital expenditures
      Acquisitions.............           --          --            --           --             --          --
      Other....................      124,182      48,488         2,641       26,621             --      46,432



                                                         For The Six Months Ended June 30,
                                  --------------------------------------------------------------------------------
(amounts in thousands)                                           2000 (Pro Forma)
                                  --------------------------------------------------------------------------------
                                                                                       Temperature
                                                                     Merchandise        Controlled
                                     Total      Office    Retail        Mart            Logistics        Other(2)
                                  ----------   --------  --------     ----------     -------------    ----------
Rentals........................   $379,144     $195,679  $ 63,749     $   83,985      $        --     $   35,731
Expense reimbursements.........     55,219       26,126    21,943          5,640               --          1,510
Other income...................      8,193        1,749     1,164          2,780               --          2,500
                                  ----------   --------  --------     ----------     -------------    ----------
Total revenues.................    442,556      223,554    86,856         92,405               --         39,741
                                  ----------   --------  --------     ----------     -------------    ----------
Operating expenses.............    175,939       91,884    28,159         34,892               --         21,004
Depreciation and amortization..     51,235       27,286     8,624         10,885               --          4,440
General and administrative.....     31,708        6,008       479          8,166               --         17,055
Costs of acquisitions not
    consummated................         --           --        --             --               --             --
                                  ----------   --------  --------     ----------     -------------    ----------
Total expenses.................    258,882      125,178    37,262         53,943               --         42,499
                                  ----------   --------  --------     ----------     -------------    ----------
Operating income...............    183,674       98,376    49,594         38,462               --         (2,758)
Income applicable to Alexander's     8,565           --        --             --               --          8,565
Income from partially-owned
 entities......................     38,114       15,128       499             --           16,340(6)       6,147
Interest and other investment
 income.......................      10,482          644         8            163               --          9,667
Write-off of investments in
 technology companies..........         --          --         --             --               --             --
Interest and debt expense......    (80,577)     (28,133)  (24,656)       (17,905)              --         (9,883)
Net gain on sale of real estate
 and partially-owned entities..      2,560           --      2,560            --               --             --
Net gain from condemnation
  proceeding...................         --           --         --            --               --             --
Minority Interest..............     (1,067)      (1,067)        --            --               --             --
                                  ----------   --------   --------     ----------     -------------    ----------
Income before cumulative effect
 of change in accounting
 principle and extraordinary item  161,751       84,948     28,005        20,720            16,340        11,738
Cumulative effect of change in
 accounting principle..........         --           --         --            --                --            --
Extraordinary item.............     (1,125)          --     (1,125)           --                --            --
                                  ----------   --------   --------     ----------     -------------    ----------
Net income.....................    160,626       84,948     26,880        20,720            16,340        11,738
Cumulative effect of change in
 accounting principle..........      1,125           --      1,125            --                --            --
Extraordinary item.............         --           --         --            --                --            --
Minority Interest..............      1,067        1,067         --            --                --            --
Net gain on sale of real estate
 and partially-owned entities..     (2,560)          --     (2,560)           --                --            --
Net gain from condemnation
  proceeding...................         --           --         --            --                --            --
Interest and debt expense(3)...    124,622       46,152     25,954        17,905            14,037        20,574
Depreciation and amortization(3)    80,309       36,299      9,785        10,048            16,334         7,843
Straight-lining of rents(3)....    (13,781)      (9,286)    (1,386)       (2,764)             (809)          464
Other..........................      3,981           --         --            --               809         3,172
                                  ---------    --------   --------     ----------      -----------     ----------
EBITDA(1)......................   $355,389     $159,180   $ 59,798     $  45,909       $    46,711     $  43,791
                                  =========    ========   ========     =========       ===========     ==========


                                                              December 31, 2000
                                  -------------------------------------------------------------------------------
                                                                                       Temperature
                                                                         Merchandise   Controlled
                                    Total       Office         Retail       Mart         Logistics     Other(2)
                                  ----------   ----------     ---------  -----------    -----------   ---------
Balance sheet data:
    Real estate, net...........   $3,901,055   $2,388,393       551,183   $  862,003     $       --   $  99,476
    Investments and advances to
      partially-owned entities.    1,459,211      394,089        31,660       41,670        469,613     522,179
    Capital expenditures
      Acquisitions.............      246,500      128,000            --       89,000             --      29,500
      Other....................      200,181      106,689         7,251       37,362         28,582      20,297

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

      (2)   Other EBITDA is comprised of:


           (amounts in thousands)                                  For the Three Months          For the Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                   ---------------------         -------------------
                                                                   2001            2000           2001         2000
                                                                   -----------  --------         ---------   -------
           Hotel Pennsylvania.............................         $ 6,141        $ 7,634       $ 11,421(4)   $11,061
           Newkirk Joint Ventures:
             Equity in income of limited partnerships.....          12,107          9,514         26,708       19,926
             Interest and other income....................           1,590          2,025          3,202        3,346
           Other partially-owned entities (Alexander's and
             other).......................................           4,834          3,987          9,639        8,654
           Write-off of investments in technology
               companies..................................         (13,561)            --        (18,284)          --
           Unallocated general and administrative
               expenses...................................          (9,187)        (8,025)       (16,720)     (13,837)
           Costs of acquisitions not consummated..........             --              --         (5,000)          --
           Investment income and other....................          13,611          9,656         25,226       14,641
                                                                   -------       --------       --------      -------
                    Total.................................         $15,535        $24,791        $36,192      $43,791
                                                                   =======       ========       ========      =======


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

      (6) Net of rent not recognized of $2,340 for the three and six months ended June 30, 2001 and $2,400 for the three and six months ended June 30, 2000.

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

     OVERVIEW

     Below is a summary of net income and EBITDA(1) by segment for the three and six months ended June 30, 2001 and 2000. Prior to this year, income from the Company's preferred stock affiliates was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its preferred stock affiliates and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania, the Company's investment in the Park Laurel (including the minority interest for the 20% the Company does not own) and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated. Net income and EBITDA for the three and six months ended June 30, 2000 have been restated on a pro forma basis to reflect these entities as if consolidated as of January 1, 2000.


                                                                           Three Months Ended June 30, 2001
                                                   --------------------------------------------------------------------------------
                                                                                                          Temperature      Other(2)
                                                                                          Merchandise      Controlled
                                                     Total       Office       Retail         Mart          Logistics
                                                   --------      -------     -------      -----------     ------------    ---------

Rentals.......................................     $212,252     $114,260     $30,232      $   50,118       $       --     $17,642
Expense reimbursements........................       31,543       15,920      11,145           3,858               --         620
Other income..................................        2,280          813         542             818               --         107
                                                   --------     --------     -------      -----------     ------------    ---------
Total revenues................................      246,075      130,993      41,919          54,794               --      18,369
                                                   --------     --------     -------      -----------     ------------    ---------
Operating expenses............................       96,831       51,684      13,797          21,662               --       9,688
Depreciation and amortization.................       30,086       17,300       4,347           6,064               --       2,375
General and administrative....................       22,415        2,637          24           4,650               --      15,104
                                                   --------     --------     -------      -----------     ------------    ---------
Total expenses................................      149,332       71,621      18,168          32,376               --      27,167
                                                   --------     --------     -------      -----------     ------------    ---------
Operating income..............................       96,743       59,372      23,751          22,418               --      (8,798)
Income applicable to Alexander's..............        4,676           --          --              --               --       4,676
Income from partially-owned entities..........       19,228        8,365         495              (4)           3,721(4)    6,651
Interest and other investment income..........       15,874        1,897         416             714              --       12,847
Write-off of investments in technology
 companies....................................       (13,561)         --          --              --               --     (13,561)
Interest and debt expense.....................       (43,994)    (14,407)    (14,264)         (8,317)              --      (7,006)
Net gain on sale of real estate and partially-
 owned entities...............................        12,445      12,445          --              --               --          --
Net gain from condemnation proceeding.........         3,050          --       3,050              --               --          --
Minority interest.............................          (409)       (409)         --              --               --          --
                                                    --------     --------     -------      -----------     ------------    ------
Net income....................................        94,052      67,263      13,448          14,811            3,721      (5,191)
Minority interest.............................           409         409          --              --               --          --

Net gain on sale of real estate and partially-
 owned entities...............................       (12,445)    (12,445)         --              --               --          --
Net gain from condemnation proceeding.........        (3,050)         --      (3,050)             --               --          --
Interest and debt expense(3)..................        67,151      24,859      14,906           8,317            6,773      12,296
Depreciation and amortization(3)..............        45,918      21,992       4,612           6,064            8,403       4,847
Straight-lining of rents(3)...................        (6,339)     (4,050)       (534)         (1,280)              --        (475)
Other.........................................         2,997      (1,130)         --              --               69       4,058(5)
                                                    --------     --------     -------      -----------     ------------   -------
EBITDA(1).....................................      $188,693     $96,898      $29,382       $ 27,912        $  18,966     $15,535
                                                    ========    =========     =======       =========      ===========    =======


                                                                       Three Months Ended June 30, 2000 (Pro Forma)
                                                      ------------------------------------------------------------------------------
                                                                                                            Temperature
                                                                                            Merchandise      Controlled
                                                       Total      Office      Retail            Mart          Logistics     Other(2)
                                                      --------   -------     --------       -----------     -----------     --------

Rentals.........................................      $196,600   $98,651     $ 31,784        $ 46,113          $    --     $ 20,052
Expense reimbursements..........................        28,412    14,194       10,404           2,649               --        1,165
Other income....................................         4,109       724          848           1,182               --        1,355
                                                      --------   -------     --------        --------          -------     --------
Total revenues..................................       229,121   113,569       43,036          49,944               --       22,572
                                                      --------   -------     --------        --------          -------     --------
Operating expenses..............................        90,981    45,743       13,427          20,567               --       11,244
Depreciation and amortization...................        26,387    13,934        4,635           5,448               --        2,370
General and administrative......................        17,280     3,244          418           4,680               --        8,938
                                                      --------   -------     --------        --------          -------     --------
Total expenses..................................       134,648    62,921       18,480          30,695               --       22,552
                                                      --------   -------     --------        --------          -------     --------
Operating income................................        94,473    50,648       24,556          19,249               --           20
Income applicable to Alexander's................         4,458        --           --              --               --        4,458
Income from partially-owned entities............        18,261     7,403          222              --            6,942(4)     3,694
Interest and other investment income............         4,694       260            5              52               --        4,377
Interest and debt expense.......................       (40,221)  (13,810)     (13,851)         (9,558)              --       (3,002)
Minority Interest...............................          (577)     (577)          --              --               --           --
                                                      --------   -------     --------        --------          -------     --------
Net Income......................................        81,088    43,924       10,932           9,743            6,942        9,547
Minority Interest...............................           577       577           --              --               --           --
Interest and debt expense(3)....................        62,962    22,964       14,494           9,558            7,307        8,639
Depreciation and amortization(3)................        40,932    18,343        5,483           5,021            8,005        4,080
Straight-lining of rents(3).....................        (6,349)   (3,985)        (709)         (1,485)            (282)         112
Other...........................................         2,707        --           --              --              294        2,413
                                                      --------   -------     --------        --------          -------     --------
EBITDA(1).......................................      $181,917   $81,823     $ 30,200        $ 22,837          $22,266     $ 24,791
                                                      ========   =======     ========        ========          =======     ========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)   Other EBITDA is comprised of:


                                                                                 For the Three Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                   2001            2000
                                                                                 --------        --------
                      Hotel Pennsylvania............................             $  6,141        $ 7,634
                      Newkirk Joint Ventures:
                        Equity in income of limited partnerships.....              12,107           9,514
                        Interest and other income....................               1,590           2,025
                      Other partially-owned entities (Alexander's
                        and other)..................................                4,834           3,987
                      Write-off of investments in technology companies            (13,561)             --
                      Unallocated general and administrative
                          expenses..................................               (9,187)         (8,025)
                      Investment income and other...................               13,611           9,656
                                                                                 --------        --------
                               Total................................             $ 15,535        $ 24,791
                                                                                 ========        ========

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Net of rent not recognized of $2,340 in the three and six months ended June 30, 2001 and $2,400 in the three and six months ended June 30, 2000.
(5) Includes the reversal of $2,952 of expenses incurred in connection with a deferred compensation arrangement.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      Below are the details of the changes by segment in EBITDA.


                                                                                                         Temperature
                                                                                           Merchandise    Controlled
                                             Total          Office         Retail              Mart       Logistics       Other
                                           --------        --------       --------         -----------   -----------    --------
Three months ended June 30, 2000.....      $181,917        $ 81,823       $ 30,200           $ 22,837      $ 22,266     $ 24,791
2001 Operations:
     Same store operations(1)........        10,725          10,243            695              1,600        (3,300)(3)    1,487
     Acquisitions, dispositions and
        non-recurring income
        and expenses.................        (3,949)          4,832         (1,513)             3,475            --      (10,743)(4)
                                           --------        --------       --------           --------      --------     --------
Three months ended June 30, 2001.....      $188,693        $ 96,898(2)    $ 29,382           $ 27,912      $ 18,966      $15,535
                                           ========        ========       ========           ========      ========     ========
     % increase in same
       store operations..............           5.9%           12.5%(2)        2.3%               7.0%        (14.8%)(3)     6.0%

-----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $75,998 and 15.0% for the New York City office portfolio and $20,900 and 3.7% for the CESCR portfolio.

(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

     The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

     Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340 of income for the quarter and six months ended June 30, 2001 and $2,400 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

(4) Includes $13,561 resulting from the write-off of all of the Company's remaining equity investments in technology companies.

Revenues

     The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $246,075 for the three months ended June 30, 2001, compared to $229,121 in the prior year's quarter, an increase of $16,954. This increase by segment resulted from:


                                           Date of                                                   Merchandise
Property Rentals:                        Acquisition      Total        Office         Retail             Mart           Other
                                         -----------     --------      -------       --------        -----------     ----------
  Acquisitions:
     7 West 34th Street..........      November 2000     $  3,648      $  3,648      $     --           $     --      $    --
     33 North Dearborn Street....      September 2000       1,395            --            --              1,395           --
     L.A. Mart...................      October 2000         2,971            --            --              2,971           --
  Dispositions and other.........                          (2,419)           --        (2,419)(1)             --           --
  Leasing activity...............                          12,908        11,961           867                577         (497)(2)
                                                         --------      --------      --------           --------      -------
  Total increase in property
     Rentals.....................                          18,503        15,609        (1,552)             4,943         (497)
                                                         --------      --------      --------           --------      -------

Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions...                           1,736         1,176          (445)             1,005           --
  Other..........................                           1,395           550         1,186                204         (545)(2)
                                                         --------      --------      --------           --------      -------
Total increase in tenant
     expense reimbursements......                           3,131         1,726           741              1,209         (545)
                                                         --------      --------      --------           --------      -------
Hotel activity...................                          (1,913)           --            --                 --       (1,913)
Trade shows activity.............                            (938)           --            --               (938)          --
Other income.....................                          (1,829)           89          (306)              (364)      (1,248)
                                                         --------      --------      --------           --------      -------
Total increase in revenues.......                        $ 16,954      $ 17,424      $ (1,117)          $  4,850      $(4,203)
                                                         ========      ========      ========           ========      =======

----------
(1) Results primarily from Bradlees rejection of its lease at the 14th Street and Union Square property on February 9, 2001.
(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.

          See supplemental information on page 29 for further details.

      Expenses

     The Company's expenses were $149,332 for the three months ended June 30, 2001, compared to $134,648 in the prior year's quarter, an increase of $14,684. This increase by segment resulted from:


                                                                                     Merchandise
                                        Total         Office           Retail           Mart            Other
                                        -----         ------           ------           ----            -----
   Operating:
       Acquisitions.............      $  2,922       $   1,644        $  (597)         $  1,875      $      --
       Same store operations....         2,928           4,297            967              (780)        (1,556)
                                      --------       ---------        -------          --------      ---------
                                         5,850           5,941            370             1,095         (1,556)
                                      ========       =========        =======          ========      =========
   Depreciation and
       amortization:
       Acquisitions.............           938             683           (241)              496             --
       Same store operations....         2,761           2,683            (47)              120              5
                                      --------       ---------        -------          --------      ---------
                                         3,699           3,366           (288)              616              5
                                      ========       =========        =======          ========      =========
   General and administrative:
     Appreciation in value of
       Vornado shares and other
       securities held in
       officer's deferred
       compensation trust.......         4,162              --             --                --          4,162
     Other expenses.............           973            (607)          (394)              (30)         2,004
                                      --------       ---------        -------          --------      ---------
                                         5,135            (607)          (394)              (30)         6,166
                                      --------       ---------        -------          --------      ---------
                                      $ 14,684       $   8,700        $  (312)         $  1,681      $   4,615
                                      ========       =========        =======          ========      =========


      Income from partially-owned entities was $19,228 in the three months ended June 30, 2001, compared to $18,261 in the prior year's quarter, an increase of $967. This increase by segment resulted from:


                                                                                                       Temperature
                                                                                        Merchandise     Controlled
                                                     Total        Office      Retail       Mart         Logistics       Other
                                                     -----        ------      ------       ----         ---------       -----
Increase (decrease) in equity in income:
    Temperature Controlled
        Logistics.......................          $ (3,221)      $    --      $   --     $      --      $   (3,221)    $    --
    Charles E. Smith
      Commercial Realty L.P.............               239           239          --            --              --          --
    Newkirk Joint Ventures..............             2,559            --          --            --              --       2,559
    Partially-owned
      office buildings..................               531           531          --            --              --          --
    Other...............................               859           192         273            (4)             --         398
                                                  --------       -------      ------     ---------      ----------     -------
                                                  $    967       $   962      $  273     $      (4)     $   (3,221)    $ 2,957
                                                  ========       =======      ======     =========      ==========     =======


      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $15,874 for the three months ended June 30, 2001, compared to $4,694 the prior year's quarter, an increase of $11,180. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      In the three months ended June 30, 2001, the Company recorded a charge of $13,561 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

      Interest and debt expense was $43,994 for the three months ended June 30, 2001, compared to $40,221 in the prior year's quarter, an increase of $3,773. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $6,148 savings from a 90 basis point reduction in weighted average interest rates of variable rate debt.

      In June 2001, the Company recorded a net gain of $12,445 on the sale of its 50% interest in 570 Lexington Avenue and a net gain of $3,050 in connection with the final settlement of the 1998 condemnation of its Atlantic City Property.

      Preferential allocations were $23,576 for the three months ended June 30, 2001, compared to $21,125 in the prior year's quarter, an increase of $2,451. This increase is primarily due to the issuance of perpetual preferred units in connection with acquisitions.

      Six Months Ended June 30, 2001 and June 30, 2000


                                                                   For The Six Months Ended June 30, 2001
                                                -----------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise    Controlled
                                                Total        Office       Retail        Mart         Logistics       Other(2)
                                                -----        ------       ------        ----         ---------       --------
   Rentals .................................   $ 416,970    $ 228,120    $  59,336    $  97,123    $      --      $  32,391
   Expense reimbursements ..................      66,635       34,961       22,440        7,831           --          1,403
   Other income ............................       5,080        1,385        1,971        1,537           --            187
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Total revenues ..........................     488,685      264,466       83,747      106,491           --         33,981
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Operating expenses ......................     197,214      107,445       29,209       42,794           --         17,766(4)
   Depreciation and amortization ...........      61,951       35,944        8,810       12,506           --          4,691
   General and administrative ..............      36,663        6,007           47        9,245           --         21,364
   Costs of acquisitions not consummated ...       5,000           --           --           --           --          5,000
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Total expenses ..........................     300,828      149,396       38,066       64,545           --         48,821
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Operating income ........................     187,857      115,070       45,681       41,946           --        (14,840)
   Income applicable to Alexander's ........      16,980           --           --           --           --         16,980
   Income from partially-owned entities ....      43,218       17,060        2,392          109        9,669(6)      13,988
   Interest and other investment income ....      29,347        4,195          416        1,377           --         23,359
   Write-off of investments in technology
    companies ..............................     (18,284)          --           --           --           --        (18,284)
   Interest and debt expense ...............     (93,389)     (31,014)     (28,413)     (17,986)          --        (15,976)
   Net gain on sale of real estate and
     partially-owned entities ..............      12,445       12,445           --           --           --             --
   Net gain from condemnation
     proceeding ............................       3,050           --        3,050           --           --             --
   Minority Interest .......................        (768)        (768)          --           --           --             --
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Income before cumulative effect of change
    in accounting principle and
    extraordinary item .....................     180,456      116,988       23,126       25,446        9,669          5,227
   Cumulative effect of change in accounting
    principle ..............................      (4,110)          --           --           --           --         (4,110)
   Extraordinary item ......................       1,170           --           --           --           --          1,170
                                               ---------    ---------    ---------    ---------    ---------      ---------
   Net Income ..............................     177,516      116,988       23,126       25,446        9,669          2,287
   Cumulative effect of change in
    accounting principle ...................       4,110           --           --           --           --          4,110
   Extraordinary item ......................      (1,170)          --           --           --           --         (1,170)
   Minority Interest .......................         768          768           --           --           --             --
   Net gain on sale of real estate and
     partially-owned entities ..............     (12,445)     (12,445)          --           --           --             --
   Net gain from condemnation
     proceeding ............................      (3,050)          --       (3,050)          --           --             --
   Interest and debt expense(3) ............     140,405       52,306       29,697       17,986       13,486         26,930
   Depreciation and amortization(3) ........      93,836       45,636        9,339       12,506       16,811          9,544
   Straight-lining of rents(3) .............     (14,076)     (10,005)        (695)      (2,388)          --           (988)
   Other ...................................      (7,560)      (3,220)          --           --          181         (4,521)(5)
                                               ---------    ---------    ---------    ---------    ---------      ---------
   EBITDA(1) ...............................   $ 378,334    $ 190,028    $  58,417    $  53,550    $  40,147      $  36,192
                                               =========    =========    =========    =========    =========      =========



-----------
See footnotes on page 23.


                                                             For the Six Months Ended June 30, 2000 (Pro Forma)
                                                ----------------------------------------------------------------------------
                                                                                                    Temperature
                                                                                     Merchandise    Controlled
                                                Total        Office       Retail        Mart         Logistics      Other(2)
                                                -----        ------       ------        ----         ---------      --------
   Rentals .................................   $ 379,144    $ 195,679    $  63,749    $  83,985    $      --       $  35,731
   Expense reimbursements ..................      55,219       26,126       21,943        5,640           --           1,510
   Other income ............................       8,193        1,749        1,164        2,780           --           2,500
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Total revenues ..........................     442,556      223,554       86,856       92,405           --          39,741
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Operating expenses ......................     175,939       91,884       28,159       34,892           --          21,004
   Depreciation and amortization ...........      51,235       27,286        8,624       10,885           --           4,440
   General and administrative ..............      31,708        6,008          479        8,166           --          17,055
   Costs of acquisitions not consummated ...          --           --           --           --           --              --
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Total expenses ..........................     258,882      125,178       37,262       53,943           --          42,499
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Operating income ........................     183,674       98,376       49,594       38,462           --          (2,758)
   Income applicable to Alexander's ........       8,565           --           --           --           --           8,565
   Income from partially-owned entities ....      38,114       15,128          499           --       16,340(6)        6,147
   Interest and other investment income ....      10,482          644            8          163           --           9,667
   Interest and debt expense ...............     (80,577)     (28,133)     (24,656)     (17,905)          --          (9,883)
   Net gain on sale of real estate .........       2,560           --        2,560           --           --              --
   Minority Interest .......................      (1,067)      (1,067)          --           --           --              --
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Income before cumulative effect of change
    in accounting principle and
    extraordinary item .....................     161,751       84,948       28,005       20,720       16,340          11,738
   Cumulative effect of change in accounting
    principle ..............................          --           --           --           --           --              --
   Extraordinary item ......................      (1,125)          --       (1,125)          --           --              --
                                               ---------    ---------    ---------    ---------    ---------       ---------
   Net Income ..............................     160,626       84,948       26,880       20,720       16,340          11,738
   Extraordinary item ......................       1,125           --        1,125           --           --              --
   Cumulative effect of change in accounting
       principle ...........................          --           --           --           --           --              --
   Minority Interest .......................       1,067        1,067           --           --           --              --
   Net gain on sale of real estate .........      (2,560)          --       (2,560)          --           --              --
   Interest and debt expense(3) ............     124,622       46,152       25,954       17,905       14,037          20,574
   Depreciation and amortization(3) ........      80,309       36,299        9,785       10,048       16,334           7,843
   Straight-lining of rents(3) .............     (13,781)      (9,286)      (1,386)      (2,764)        (809)            464
   Other ...................................       3,981           --           --           --          809           3,172
                                               ---------    ---------    ---------    ---------    ---------       ---------
   EBITDA(1) ...............................   $ 355,389    $ 159,180    $  59,798    $  45,909    $  46,711       $  43,791
                                               =========    =========    =========    =========    =========       =========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2)   Other EBITDA is comprised of:


                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                         2001         2000
                                                                                     -----------   ----------
                      Hotel Pennsylvania.......................................      $  11,421(4)  $  11,061
                      Newkirk Joint Ventures:
                        Equity in income of limited partnerships...............         26,708        19,926
                        Interest and other income..............................          3,202         3,346
                      Other partially-owned entities (Alexander's and other)...          9,639         8,654
                      Write-off of investments in technology companies.........        (18,284)           --
                      Unallocated general and administrative expenses..........        (16,720)      (13,837)
                      Costs of acquisitions not consummated....................         (5,000)           --
                      Investment income and other..............................         25,226        14,641
                                                                                     ---------     ---------
                               Total...........................................      $  36,192     $  43,791
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

(6) Net of rent not recognized of $2,340 in the three and six months ended June 30, 2001 and $2,400 in the three and six months ended June 30, 2000.

      Below are the details of the changes by segment in EBITDA.


                                                                                   Temperature
                                                                      Merchandise   Controlled
                                 Total       Office         Retail       Mart       Logistics        Other
                                 -----       ------         ------       ----       ---------        -----
  Six months ended
       June 30, 2000 ........   $355,389    $159,180       $ 59,798     $ 45,909    $ 46,711        $ 43,791

  2000 Operations:
    Same store operations(1)      20,600      19,833          1,394        3,241      (6,564)(3)       2,696
    Acquisitions and other ..      2,345      11,015         (2,775)       4,400          --         (10,295)(4)
                                --------    --------       --------     --------    --------        --------
  Six months ended
       June 30, 2001 ........   $378,334    $190,028(2)    $ 58,417     $ 53,550    $ 40,147        $ 36,192
                                ========    ========       ========     ========    ========        ========
       % increase in same
         store operations ...        5.8%       12.5%(2)        2.3%         7.1%      (14.1%)(3)        6.2%

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $147,528 and 14.9% for the New York City office portfolio and $42,500 and 4.0% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000 (the same amount recognized as rental income in 2000), (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $2,340 of income for the quarter and six months ended June 30, 2001 and $2,400 of income for the quarter and six months ended June 30, 2000. At June 30, 2001, the Company's balance of the tenant's total deferred rent is $15,806 (Does not include $1,174 applicable to the receivable arising from the straight-lining of rents which was deferred in the year ended December 31, 2000).

(4) Includes $18,284 resulting from the write-off of all of the Company's remaining equity investments in technology companies.

      Revenues

      The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $488,685 in the six months ended June 30, 2001, compared to $442,556 in the prior year's six months, an increase of $46,129. This increase by segment resulted from:


                                        Date of                                                   Merchandise
                                      Acquisition         Total        Office        Retail          Mart          Other
                                      -----------         -----        ------        ------          ----          -----
Property Rentals:
  Acquisitions:
     7 West 34th Street........     November 2000      $  7,296       $  7,296     $     --      $        --       $     --
     33 North Dearborn Street..     September 2000        2,810             --           --            2,810             --
     L.A. Mart.................     October 2000          6,010             --           --            6,010             --
  Dispositions and other.......                          (5,475)            --       (5,475)(1)           --             --
  Leasing activity.............                          26,723         25,145        1,062            2,025         (1,509)
                                                       --------       --------     --------      -----------       --------
Total increase in property
    rentals....................                          37,364         32,441       (4,413)          10,845         (1,509)(2)
                                                       --------       --------     --------      -----------       --------
Tenant expense reimbursements:
  Increase in tenant expense
     reimbursements due to
     acquisitions/dispositions.                           2,463          2,019         (445)(1)          889             --
  Other........................                           8,953          6,816          942            1,302           (107)
                                                       --------       --------     --------      -----------       --------
Total increase in tenant
    expense reimbursements....                           11,416          8,835          497            2,191           (107)
                                                       --------       --------     --------      -----------       --------
Hotel activity................                           (1,831)            --           --               --         (1,831)
Trade shows activity..........                            2,293             --           --            2,293             --
Other income..................                           (3,113)          (364)         807           (1,243)        (2,313)
                                                       --------       --------     --------      -----------       --------
Total increase in revenues....                         $ 46,129      $  40,912     $ (3,109)     $    14,086       $ (5,760)
                                                       ========      =========     ========      ===========       ========

----------
(1) Results primarily from Bradlees rejection of its lease at 14th Street and Union Square on February 9, 2001 and the sale of the Company's Texas properties on March 2, 2000.
(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.

                    See Supplemental Information on page 29.

      Expenses

      The Company's expenses were $300,828 in the six months ended June 30, 2001 compared to $258,882 in the prior year's six months, an increase of $41,946. This increase by segment resulted from:


                                                                                            Merchandise
                                                Total         Office          Retail            Mart           Other
                                                -----         ------          ------            ----           -----
         Operating:
             Acquisitions..............       $  7,322       $  3,138         $  (597)        $   4,781       $      --
             Same store operations.....         13,953         12,423           1,647             3,121          (3,238)(1)
                                              --------       --------         -------         ---------       ---------
                                                21,275         15,561           1,050             7,902          (3,238)
                                              --------       --------         -------         ---------       ---------
         Depreciation and
             amortization:
             Acquisitions..............          2,005          1,269            (241)              977              --
             Same store operations.....          8,711          7,389             427               644             251
                                              --------       --------         -------         ---------       ---------
                                                10,716          8,658             186             1,621             251
                                              --------       --------         -------         ---------       ---------
         General and administrative:
         Depreciation in value of
             Vornado's shares and other
             securities held in Officer's
             deferred compensation
             trust.....................            302             --              --                --             302
         Other expenses...............           4,653(2)          (1)           (432)            1,079           4,007
                                              --------       --------         -------         ---------       ---------
                                                 4,955             (1)           (432)            1,079           4,309
                                              --------       --------         -------         ---------       ---------
         Costs of acquisitions not
         consummated..................           5,000             --              --                --           5,000(3)
                                              --------       --------         -------         ---------       ---------
                                              $ 41,946       $ 24,218         $   804         $  10,602       $   6,322
                                              ========       ========         =======         =========       =========

----------
(1)   Includes a $1,900 settlement from a tenant for rent previously reserved.
(2)   Higher payroll expenses, partially offset by lower professional fees.
(3)   Primarily associated with the World Trade Center.

      Income applicable to Alexander's (loan interest income, equity in income and depreciation) was $16,980 in the six months ended June 30, 2001, compared to $8,565 in the prior year's six months, an increase of $8,415. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

      Income from partially-owned entities was $43,218 in the six months ended June 30, 2001, compared to $38,114 in the prior year's six months, an increase of $5,104. This increase by segment resulted from:


                                                                                      Temperature
                                                                      Merchandise     Controlled
                                     Total      Office     Retail         Mart         Logistics      Other
                                     -----      ------     ------         ----         ---------      -----
Increase (decrease) in equity
    in income:
    Temperature Controlled
      Logistics...............     $(6,671)     $   --     $   --       $     --      $   (6,671)     $   --
    CESCR.....................         877         877         --             --              --          --

    Newkirk Joint Ventures....       6,190          --         --             --              --       6,190
    Partially-owned office
      buildings...............       1,095       1,095         --             --              --          --
    Other.....................       3,613         (40)     1,893            109              --       1,651
                                   -------      ------     ------       --------      ----------      ------
                                   $ 5,104      $1,932     $1,893       $    109      $   (6,671)     $7,841
                                   =======      ======     ======       ========      ==========      ======


      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sale of marketable securities) was $29,347 for the six months ended June 30, 2001, compared to $10,482 in the prior year's six months, an increase of $18,865. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

      The Company recorded a charge of $18,284 this year resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.

      Interest and debt expense was $93,389 for the six months ended June 30, 2001, compared to $80,577 in the prior year's six months, an increase of $12,812. This increase resulted from interest on higher average outstanding loan balances, partially offset by a $8,219 savings from a 60 basis point reduction in weighted average interest rates on variable rate debt.

      In June 2001, the Company recorded a net gain of $12,445 on the sale of its 50% interest in 570 Lexington Avenue and a net gain of $3,050 in connection with the final settlement of the 1998 condemnation of its Atlantic City property.

      The Company recorded the cumulative effect of a change in accounting principle of $4,110 in the first quarter of 2001. The Company had previously marked-to-market changes in value of stock purchase warrants through accumulated other comprehensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, those changes are recognized through earnings, and accordingly, the Company has reclassed $4,110 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      The Company recorded an extraordinary item of $1,170 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

      Preferential allocations were $46,885 for the six months ended June 30, 2000, compared to $40,467 in the prior year's six months, an increase of $6,418. This increase is primarily due to the issuance of perpetual preferred units.

LIQUIDITY AND CAPITAL RESOURCES

      SIX MONTHS ENDED JUNE 30, 2001

      Cash flows provided by operating activities of $192,866 was primarily comprised of (i) income of $177,516 and (ii) adjustments for non-cash items of $9,203 and (iii) the net change in operating assets and liabilities of $21,642. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110, (ii) the write-off of equity investments in technology of $18,284, (iii) depreciation and amortization of $61,951 and (iv) minority interest of $768, partially offset by (v) the effect of straight-lining of rental income of $14,542 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $60,198.

      Net cash used in investing activities of $59,966 was primarily comprised of (i) recurring capital expenditures of $26,490, (ii) non-recurring capital expenditures of $22,836 (iii) development and redevelopment expenditures of $74,856, (iv) investment in notes and mortgages receivable of $30,767, (v) investments in partially-owned entities of $25,221 partially offset by, (vi) distributions from partially-owned entities of $93,032 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $27,851.

      Net cash used in financing activities of $149,969 was primarily comprised of (i) proceeds from borrowings of $118,853, partially offset by, (ii) repayments of borrowings of $111,748, (iii) dividends paid on common shares of $90,992, (iv) dividends paid on preferred shares of $17,926, and (v) distributions to minority partners of $53,710.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

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


                                           New York City         Merchandise
                                    Total      Office     Retail     Mart     Other
                                    -----      ------     ------     ----     -----
Capital Expenditures:
  Expenditures to maintain the
  assets:
     Recurring ...................   $ 8,268   $ 4,937   $   412   $ 1,187   $ 1,732
     Non-recurring ...............    19,732    10,523        --     3,259     5,950
                                     -------   -------   -------   -------   -------
                                      28,000    15,460       412     4,446     7,682
                                     -------   -------   -------   -------   -------
  Tenant improvements:
     Recurring ...................    18,222    15,242       265     2,715        --
     Non-recurring ...............     3,104     3,104        --        --        --
                                     -------   -------   -------   -------   -------
                                      21,326    18,346       265     2,715        --
                                     -------   -------   -------   -------   -------
  Total ..........................   $49,326   $33,806   $   677   $ 7,161   $ 7,682
                                     =======   =======   =======   =======   =======

Leasing Commissions:
     Recurring ...................   $ 6,090   $ 5,710   $   195   $    48   $   137
     Non-recurring ...............        --        --        --        --        --
                                     -------   -------   -------   -------   -------
                                     $ 6,090   $ 5,710   $   195   $    48   $   137
                                     =======   =======   =======   =======   =======
Development and Redevelopment:
    Expenditures: (1)
      Park Laurel (80% interest) .   $29,212   $    --       $--   $    --   $29,212
      Market Square on Main Street    17,597        --        --    17,597        --
      Other ......................    28,047    14,682     1,964     1,863     9,538
                                     -------   -------   -------   -------   -------

                                     $74,856   $14,682   $ 1,964   $19,460   $38,750
                                     =======   =======   =======   =======   =======


-----------

(1) Does not include $60,951 of Fort Lee development costs during the six months ended June 30, 2001, which were funded by a construction loan.

      SIX MONTHS ENDED JUNE 30, 2000

      Cash flows provided by operating activities of $104,551 was primarily comprised of (i) income of $160,626 offset by (ii) adjustments for non-cash items of $18,847 and (iii) the net change in operating assets and liabilities of $34,669. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $47,940 and (ii) minority interest of $1,067, partially offset by (iii) the effect of straight-lining of rental income of $15,183 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $53,796.

      Net cash used in investing activities of $120,856 was primarily comprised of (i) capital expenditures of $73,771 (see detail below), (ii) investment in notes and mortgages receivable of $7,595 (loan to Vornado Operating Company),
(iii) acquisitions of real estate of $6,660 (see detail below), (iv) investments in partially-owned entities of $45,450 (see detail below), partially offset by
(vi) proceeds from the sale of real estate of $23,992 and distributions from partially-owned entities of $17,705.

      Acquisitions of real estate and investments in partially-owned entities are comprised of:


                                                              Debt
                                                    Cash     Assumed   Investment
                                                    ----     -------   ----------
Real Estate:
    Student Housing Complex (90% Interest) .....   $ 6,660   $17,640     $24,300
                                                   =======   =======     =======

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)   $18,220   $    --     $18,220
    Funding of Development Expenditures:
      Fort Lee .................................     8,875        --       8,875
      Park Laurel ..............................    15,587        --      15,587
    Other ......................................     2,768        --       2,768
                                                   -------   -------     -------
                                                   $45,450   $    --     $45,450
                                                   =======   =======     =======


Capital expenditures were comprised of:

                                                         New York                Merchandise
                                                Total   City Office   Retail         Mart      Other
                                                -----   -----------   ------         ----      -----
Expenditures to maintain the assets .........   $ 8,068   $ 5,182     $   331       $ 2,195   $   360
Tenant allowances ...........................    31,672    27,080       2,497         2,095        --
Redevelopment expenditures ..................    24,655    13,759       1,585         9,311        --
Corporate (primarily relocation of offices) .     9,376        --          --            --     9,376
                                                -------   -------     -------       -------   -------
                                                $73,771   $46,021     $ 4,413       $13,601   $ 9,736
                                                =======   =======     =======       =======   =======


      Net cash provided by financing activities of $2,812 was primarily comprised of (i) proceeds from borrowings of $590,000, (ii) proceeds from issuance of preferred units of $195,639, partially offset by, (iii) repayments of borrowings of $619,444, (iv) dividends paid on common shares of $82,051, (v) dividends paid on preferred shares of $17,907, and (vi) distributions to minority partners of $47,144.

SUPPLEMENTAL INFORMATION

      Below are the details of the changes by segment in EBITDA for the three months ended June 30, 2001 and March 31, 2001.


                                                                                                    Temperature
                                                                                     Merchandise     Controlled
                                          Total          Office          Retail         Mart         Logistics        Other
                                          -----          ------          ------         ----         ---------        -----
Three months ended
     March 31, 2001 ..................   $ 189,641     $  93,130        $  29,035    $  25,638      $  21,181     $  20,657
2001 Operations:
     Same store operations(1) ........       7,588         6,543              347        2,274(3)      (2,215)          639(3)
     Acquisitions, dispositions and
        other non-recurring income and
        expenses .....................      (8,536)       (2,775)              --           --             --        (5,761)
                                         ---------     ---------        ---------    ---------      ---------     ---------
Three months ended
     June 30, 2001 ...................   $ 188,693     $  96,898(2)     $  29,382    $  27,912      $  18,966     $  15,535
                                         =========     =========        =========    =========      =========     =========
     % increase in same
       store operations ..............         4.0%          7.0%(2)          1.2%         8.9%         (10.5%)         3.1%

(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 8.5% for the New York City office portfolio, and 2.2% for the CESCR portfolio.
(3) Reflects seasonality of the Merchandise Mart trade show business and the Hotel Pennsylvania which is included in Other.


      The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


                                                      Office                           Merchandise Mart
                                               ---------------------                -----------------------  Temperature
                                               New York                                                      Controlled
                                                 City          CESCR     Retail     Office(1)  Showroom(1)    Logistics
                                                 ----          -----     ------     ---------  -----------    ---------
As of June 30, 2001:
  Square feet ...............................    14,465        4,249     11,301        2,869      5,044       17,569
  Cubic feet ................................        --           --         --           --         --      440,200
  Number of properties ......................        22           50         55            9          9           88
  Occupancy rate ............................        95%          96%        92%          90%        97%          74%(5)
  Leasing Activity:
      For the quarter ended
        June 30, 2001:
          Square feet .......................       116          108        161(3)        --         58           --
          Rent per square foot:
            Initial rent (2) ................   $ 43.19      $ 32.55    $ 13.32           --    $ 24.28           --
            Prior escalated rent ............   $ 31.30      $ 27.05    $ 13.22           --    $ 22.33           --
            Percentage increase .............        38%          20%         1%          --          9%          --
      For the six months ended June 30, 2001:
          Square feet .......................       510(4)       430        248(3)        10        162           --
          Rent per square foot:
            Initial rent (2) ................   $ 46.93      $ 31.50    $ 15.90      $ 28.35    $ 23.37           --
            Prior escalated rent ............   $ 31.37      $ 25.06    $ 15.16      $ 24.78    $ 20.67           --
            Percentage increase .............        50%          26%         5%          14%        13%          --
As of March 31, 2001:
  Square feet ...............................    14,410        4,248     11,300        2,869      5,044       17,495
  Cubic feet ................................        --           --         --           --         --      438,900
  Number of properties ......................        22           50         55            9          9           88
  Occupancy rate ............................        97%          98%        92%          91%        98%          73%(5)


As of December 31, 2000:
  Square feet ..........    14,396      4,248     11,293      2,869      5,044     17,495
  Cubic feet ...........        --         --         --         --         --    438,900
  Number of properties .        22         50         55          9          9         88
  Occupancy rate .......        96%        98%        92%        90%        98%        82%
As of June 30, 2000:
  Square feet ..........    14,200      3,782     11,960      2,739      4,317     18,073
  Cubic feet ...........        --         --         --         --         --    454,500
  Number of properties .        22         41         56          7          7         92
  Occupancy rate .......        97%        98%        94%        89%        99%        82%

----------
(1) The office and showroom space is contained in the same mixed-use properties.
(2) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(3) Does not reflect the assignment to new tenants (Kohls, 83,000 square feet, and Giant Foods, 85,000 square feet) of two former Bradlees leases, which continue to be subject to the guarantee of Stop & Shop Companies, Inc., under a Master Agreement and Guaranty, dated May 1, 1992.
(4) In addition to the above, the Company leased 27,000 square feet of retail space at $221.03 per square foot.
(5) The tenant has advised the Landlord that (i) its revenue for the current quarter and six months ended June 30, 2001 from the warehouses it leases from the Landlord, is lower than last year by 1.1% and 3.3%, and (ii) its gross profit before rent at these warehouses for the corresponding periods is lower than last year by $5,971 (a 13.2% decline) and $10,183 (an 11.4% decline). These decreases are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Below are the cash flows provided by (used in) operating, investing and financing activities:


                                                              For the Six Months Ended June 30,
                                                             ----------------------------------
                                                                 2001                   2000
                                                             ------------           -----------

               Operating activities.................          $   192,866           $   104,551
                                                              ===========           ===========

               Investing activities.................          $   (59,966)          $  (120,856)
                                                              ===========           ===========

               Financing activities.................          $  (149,969)          $     2,812
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per unit amounts)


                                                            June 30, 2001                          December 31, 2000
                                            ---------------------------------------------       --------------------------
                                                               Weighted      Effect of 1%                       Weighted
                                                               Average        Change In                         Average
                                               Balance      Interest Rate     Base Rates        Balance      Interest Rate
                                               -------      -------------     ----------        -------      -------------
Wholly-owned debt:
       Variable rate..................      $  1,581,042          5.23%      $    14,575(1)     $ 1,593,751         8.00%
       Fixed rate.....................         1,152,967          7.57%               --          1,063,146         7.61%
                                            ------------                     -----------        -----------
                                            $  2,734,009          6.22%           14,575        $ 2,656,897
                                            ============                     -----------        ===========

Partially-owned debt:
       Variable rate..................      $    144,671          6.53%            1,447        $   204,462         8.40%
       Fixed rate.....................         1,197,976          7.08%               --          1,123,926         7.54%
                                            ------------                     -----------        -----------
                                             $ 1,342,647          7.02%            1,447        $ 1,328,388
                                             ===========                     -----------        ===========

Preferential allocations..............                                            (2,323)
                                                                             -----------
Total decrease in the
  Company's annual net income.........                                       $    13,699
                                                                             ===========
     Per Class A unit-diluted.........                                       $       .15
                                                                             ===========

-----------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

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

(b)   Reports on Form 8-K


      During the quarter ended June 30, 2001, Vornado Realty Trust did not file any reports on Form 8-K.

                                   SIGNATURES






      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               VORNADO REALTY L.P.
                                      -----------------------------------------
                                                  (Registrant)




Date: August 10, 2001             By:        /s/ Joseph Macnow
                                     ------------------------------------------
                                       Joseph Macnow, Executive Vice President -
                                               Finance and Administration and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------

  3.1   --  Amended and Restated Declaration of Trust of Vornado, amended
            April 3, 1997--Incorporated by reference to Exhibit 3.1 of Vornado's Registration Statement on Form S-8 (File No. 333-29011),
            filed on June 12, 1997..........................................  *

  3.2 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080),
            filed on May 2, 2000............................................  *

  3.3  --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
            April 22, 1998 - Incorporated by reference to Exhibit 3.1 of
            Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No.
            001-11954), filed on April 28, 1998.............................  *

  3.4  --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
            November 24, 1999 - Incorporated by reference to Exhibit 3.4 of
            Vornado's Registration Statement on Form S-3 (File No. 333-36080),
            filed on May 2, 2000............................................  *

  3.5  --   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
            April 20, 2000 - Incorporated by reference to Exhibit 3.5 of
            Vornado's Registration Statement on Form S-3 (File No. 333-36080),
            filed on May 2, 2000............................................  *

  3.6  --   Articles Supplementary Classifying Vornado's $3.25 Series A
            Preferred Shares of Beneficial Interest, liquidation preference
            $50.00 per share - Incorporated by reference to Exhibit 4.1 of
            Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No.
            001-11954), filed on April 8, 1997..............................  *

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
            Shares - Incorporated by reference to Exhibit 3.2 of Vornado's
            Current Report on Form 8-K/A, dated November 12, 1998 (File No.
            001-11954), filed on February 9, 1999...........................  *

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

  3.10 -- Articles Supplementary Classifying Vornado's Series C Preferred Shares - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on
            May 19, 1999....................................................  *



----------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.11 -- Articles Supplementary Classifying Vornado Realty Trust's Series D-2 Preferred Shares, dated as of May 27, 1999, as filed with the
            State Department of Assessments and Taxation of Maryland on
            May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form by 8-K, dated May 27, 1999 (File
            No. 001-11954), filed on July 7, 1999............................ *

  3.12 -- Articles Supplementary Classifying Vornado's Series D-3 Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
            October 25, 1999................................................. *

  3.13 -- Articles Supplementary Classifying Vornado's Series D-4 Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
            October 25, 1999................................................. *

  3.14 -- Articles Supplementary Classifying Vornado's Series D-5 Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No.
            001-11954), filed on December 23, 1999........................... *

  3.15 -- Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-6 Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit
            3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File
            No. 001-11954), filed May 19, 2000............................... *

  3.16 -- Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-7 Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit
            3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000
            (File No. 001-11954), filed on June 16, 2000..................... *

  3.17 -- Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the Series D-8 Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 1-11954), filed on December 28,
            2000............................................................. *

  3.18 --   Amended and Restated Bylaws of Vornado, as amended on March 2, 2000
            - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No.
            1-11954), filed on March 9, 2000................................. *

  3.19 -- Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998 (the
            "1997 10-K")...................................................... *

  3.20 -- Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of December 16, 1997--Incorporated by reference to Exhibit 3.5 of the 1997 10-K... *

  3.21 -- Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 1, 1998
            - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14,
            1998............................................................. *

----------
* Incorporated by reference

EXHIBIT
  NO.
-------

  3.22 -- Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998....................................... *

  3.23 -- Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999........................................ *

  3.24 -- Exhibit A, dated as of December 22, 1998, to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
            001-11954), filed on February 9, 1999............................ *

  3.25 -- Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 3, 1999
            - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999................................................ *

  3.26 -- Exhibit A to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 11, 1999
            - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999................................................ *

  3.27 -- Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
            7, 1999.......................................................... *

  3.28 -- Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999
            - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999.................................................. *

  3.29 -- Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July
            7, 1999.......................................................... *

  3.30 -- Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
            October 25, 1999................................................. *

  3.31 -- Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
            October 25, 1999................................................. *

  3.32 -- Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999....................................... *

----------
* Incorporated by reference

EXHIBIT
  NO.
-------
  3.33 -- Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 1,
            2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000............................................ *

  3.34 -- Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of May 25, 2000
            - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000................................................. *

  3.35 -- Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000....................................... *

  4.1  --   Instruments defining the rights of security holders (see Exhibits
            3.1 through 3.18 of this Quarterly Report on Form 10-Q).......... *

  4.2  --   Indenture dated as of November 24, 1993 between Vornado Finance
            Corp. and Bankers Trust Company, as Trustee - Incorporated by
            reference to Vornado's current Report on Form 8-K dated November 24,
            1993 (File No. 001-11954), filed December 1, 1993................ *

  4.3  --   Specimen certificate representing Vornado's Common Shares of
            Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
            Statement on Form S-3 (File No. 33-62395), filed on October 26,
            1995............................................................. *

  4.4  --   Specimen certificate representing Vornado's $3.25 Series A Preferred
            Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.2 of Vornado's
            Current Report on Form 8-K, dated April 3, 1997 (File No.
            001-11954), filed on April 8, 1997............................... *

  4.5  --   Specimen certificate evidencing Vornado's Series B 8.5% Cumulative
            Redeemable Preferred Shares of Beneficial Interest - Incorporated by
            reference to Exhibit 4.2 of Vornado's Registration Statement on Form
            8-A (File No. 001-11954), filed on March 15, 1999................ *

  4.6  --   Specimen certificate evidencing Vornado's 8.5% Series C Cumulative
            Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form
            8-A (File No. 001-11954), filed May 19, 1999..................... *

  4.7  --   Indenture and Servicing Agreement, dated as of March 1, 2000, among
            Vornado, Lasalle Bank National Association, ABN Amro Bank N.V. and
            Midland Loan Services, Inc. - Incorporated by reference to Exhibit
            10.48 of Vornado's Annual Report on Form 10-K for the period ended
            December 31, 1999 (File No. 1-11954), filed on March 9, 2000..... *


----------
* Incorporated by reference