Form 10-K405
period 2001-12-31
VORNADO REALTY LP
filed 2002-03-15
CIK 1040765

                                                       EXHIBIT INDEX ON PAGE 134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: DECEMBER 31, 2001
                           -----------------------------------------------------
                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________  to ____________________

Commission File Number: 000-22635
                        --------------------------------------------------------

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                   133925979
---------------------------------------------           ------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)

   888 SEVENTH AVENUE, NEW YORK, NEW YORK                           10019
---------------------------------------------           ------------------------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number including area code: (212) 894-7000
                                                  ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                           Title of Each Class
                           -------------------

                        Class A Units of Limited
                          Partnership Interest

                       Series A Preferred Units of
                       Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 29, 2002.

                                TABLE OF CONTENTS

           ITEM                                                                                              PAGE
           ----                                                                                              ----
PART I.       1. Business.................................................................................     4

              2. Properties...............................................................................    12

              3. Legal Proceedings........................................................................    52

              4. Submission of Matters to a Vote of Security Holders......................................    53

                 Executive Officers of the Registrant.....................................................    53

PART II.      5. Market for the Registrant's Common Equity and Related Stockholder Matters................    54

              6. Selected Consolidated Financial Data.....................................................    55

              7. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................    56

             7A. Quantitative and Qualitative Disclosures about Market Risk...............................    86

              8. Financial Statements and Supplementary Data..............................................    87

              9. Changes In and Disagreements With Independent Auditors on Accounting and Financial
                     Disclosure ..........................................................................    87

PART III.    10. Directors and Executive Officers of the Registrant.......................................    (1)

             11. Executive Compensation...................................................................    (1)

             12. Security Ownership of Certain Beneficial Owners and Management...........................    (1)

             13. Certain Relationships and Related Transactions...........................................    (1)

PART IV.     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   125

SIGNATURES................................................................................................   126

----------

(1) The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 53 of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: (a) national, regional and local economic conditions; (b) the continuing impact of the September 11, 2001 terrorist attacks on our tenants and the national, regional and local economies, including, in particular, the New York City and Washington, D.C. metropolitan areas; (c) local conditions such as an oversupply of space or a reduction in demand for real estate in the area; (d) the financial conditions of tenants; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) whether we are able to pass some or all of any increased operating costs we experience through to our tenants; (h) how well we manage our properties; (i) increased interest expense; (j) decreases in market rental rates; (k) the timing and costs associated with property improvements and rentals; (l) changes in taxation or zoning laws; (m) government regulations; (n) our failure to continue to qualify as a real estate investment trust; (o) availability of financing on acceptable terms; (p) potential liability under environmental or other laws or regulations; and (q) general competitive factors.

      For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K to reflect the occurrence of unanticipated events. Furthermore, many of these factors may be more likely to occur as a result of the September 11, 2001 terrorist attacks.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Reatly Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 1, 2002. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.

      The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

            (i) all or portions of 73 office properties aggregating approximately 27.2 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

            (ii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

            (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

            (iv) a 60% interest in the Vornado/Crescent partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 445 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

            (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

            (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 0.4 million square feet of retail and office space;

            (vii) a 21.1% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

            (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

OBJECTIVES AND STRATEGY

      The Company's business objective is to maximize shareholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

            o Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
            o Investing in properties in select markets, such as New York City and Washington D.C., where the Company believes there is high likelihood of capital appreciation;
            o Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
            o Investing in retail properties in select understored locations such as the New York City metropolitan area;
            o Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital;
            o Developing/redeveloping the Company's existing properties to increase returns and maximize value; and
            o On occasion, providing specialty financing to real estate companies.

      The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS

      On January 1, 2002, the Company acquired the remaining 66% of Charles E. Smith Commercial Realty ("CESCR") it did not previously own. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of
15.7 million newly issued Vornado Operating Partnership units (valued at $608,000,000) and acquiring the assets subject to $992,000,000 of debt (66% of CESCR's total debt). CESCR owns and manages 12.9 million square feet of office properties in Washington D.C. and Northern Virginia and manages an additional
5.8 million square feet of office and other commercial properties in the Washington D.C. area.

DISPOSITIONS

      In 2001, the Company sold: (i) its 50% interest in 570 Lexington Avenue for $60,000,000 resulting in a gain of $12,445,000, (ii) its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000 which approximated book value, and
(iii) its 69% interest in 52 condominium units of the total 53 units at the Park Laurel residential condominium project in New York resulting in an after tax net gain of $15,657,000.

      Further details of the Company's dispositions are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

      The following table sets forth certain information for development/redevelopment projects:

  ($ in millions)                                                                                   The Company's Share of
                                                                                              --------------------------------------
                                                                                                                 Costs Expended
                                                                                                             -----------------------
                                                                                 Estimated                    Year Ended   Estimated
                                                                                Completion     Estimated     December 31,   Costs to
Projects                                                                            Date      Project Cost        2001      Complete
--------                                                                        -----------   ------------   ------------  ---------
COMPLETED IN 2001:
Merchandise Mart:
  Plaza Suites on Main Street, High Point -
     construction of 433,000 square feet of showrooms .......................     Fall 2001       $ 37.2        $ 27.5       $   --
Park Laurel (69% interest) - construction and sale of 119,000 square foot residential condominium tower in Manhattan (as of March 1, 2002,
  52 of the 53 units have been sold for an aggregate of $139.5) .............     Fall 2001        109.9          39.1           --
                                                                                                  ------        ------       ------
                                                                                                  $147.1        $ 66.6       $   --
                                                                                                  ======        ======       ======
IN PROCESS:
Office:
  New York City:
     Penn Plaza Area:
         435 Seventh Avenue - demolition of existing buildings and the ......
           construction of 43,000 square feet of retail space pre-leased to
           Hennes & Mauritz .................................................     Fall 2002       $ 19.9        $  5.3       $ 14.1
         GreenPoint site adjacent to One Penn Plaza - redevelopment of
           28,000 square feet of retail space ...............................     Spring 2002       12.5           3.4          8.4
     640 Fifth Avenue - construction of additional 48,000 square feet of ....
       office space and redevelopment of existing building ..................     Spring 2003       50.7           1.4         49.3
     175 Lexington Avenue (50% interest) - construction of a 45,000 square foot building containing approximately 2,300 square feet of commercial space and 42,700 square feet of low income residential
       housing to be exchanged upon completion for air rights ...............     Spring 2002        7.7           2.3          3.3
Merchandise Mart:
     400 North LaSalle, Chicago (85% interest) - construction of ............
       378,000 square foot high rise rental apartment complex ...............     Spring 2004       71.2           2.3         68.9
     Wells Kinzie Garage - Chicago (50% interest) - 244,000 square foot
       parking garage adjacent to 400 North LaSalle .........................     Spring 2002       11.1           5.5          5.6
Other:
     Fort Lee, New Jersey (75% interest) - construction of a 41-story,
       800,000 square foot high rise rental apartment complex ...............     Summer 2002      100.3          48.2          8.8
                                                                                                  ------        ------       ------
                                                                                                  $273.4        $ 68.4       $158.4
                                                                                                  ======        ======       ======

      The above table does not include the capital requirements of Alexander's and Temperature Controlled Logistics which are described in Item 2: Properties.

      The Company is also in the pre-development phase of a number of projects including: (i) redevelopment of retail space in the Penn Plaza area, (ii) the redevelopment of retail space in Crystal City, (iii) the redevelopment of the former Bradlees building at 14th Street and Union Square to include office and/or retail space, (iv) the refurbishment of the Hotel Pennsylvania and (v) the construction of an office tower in excess of 1,000,000 square feet at 20 Times Square (70% interest). Further, the Company is reviewing opportunities in connection with New York City's recent approval of a Penn Plaza signage district.

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

REVOLVING CREDIT AGREEMENT

      Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

AGREEMENT WITH VORNADO OPERATING

      The Company and Vornado Operating are parties to an Agreement pursuant to which, among other things, (i) the Company will under certain circumstances offer Vornado Operating an opportunity to become the lessee of certain real property owned now or in the future by the Company (under mutually satisfactory lease terms) and (ii) Vornado Operating will not make any real estate investment or other REIT-Qualified Investment unless it first offers the Company the opportunity to make such investment and the Company has rejected that opportunity.

      Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $371,000, $330,000 and $330,000 for the years ended December 31, 2001, 2000 and 1999.

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

TEMPERATURE CONTROLLED LOGISTICS BUSINESS

      On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc.. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281,000 and $8,606,000 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of deferred rent of which the Company's share was $23,887,000. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

      Vornado Operating has previously disclosed that its investments are not expected to generate sufficient cash flow to pay all of its expenses for the foreseeable future. As a result, to enable Vornado Operating to meet its cash requirements, the Company anticipates that the leases with Vornado Operating's investee may be restructured to provide additional cash flow and Vornado Operating's investee may sell non-core assets.

OTHER INVESTMENTS
      (amounts in thousands)

      The Company's other investments at December 31, 2001 are comprised of:

            Other Real Estate Investments:
               Carried at Equity*:
                 Starwood Ceruzzi Joint Venture (1) .....................................................           $  25,791
                 The Park Laurel Joint Venture (2) ......................................................              (4,745)
               Consolidated:
                 The Palisades Joint Venture (3) ........................................................             122,000
                 Student Housing (4) ....................................................................              26,918
                                                                                                                    ---------
                                                                                                                    $ 169,964
                                                                                                                    =========
            Marketable Securities, including $48,758 of Capital Trust, Inc.
               ("Capital Trust") preferred securities (5) ...............................................           $ 126,774
                                                                                                                    =========

            Notes and Mortgage Loans Receivable:
                 NorthStar Partnership L.P. (6) .........................................................           $  57,641
                 Primestone Investment Partners, L.P. (7) ...............................................             106,768
                 Dearborn Center (8) ....................................................................              21,522
                 Commonwealth Atlantic Properties, an affiliate of Lazard Freres
                    Real Estate Investors L.L.C. ("CAPI") (9) ...........................................              41,200
                 Vornado Operating (see page 7 for further details) .....................................              31,424
                                                                                                                    ---------
                                                                                                                    $ 258,555
                                                                                                                    =========

            * The Company does not have unilateral control over key decisions with respect to these partially-owned entities and therefore does not consolidate their operations and financial position and applies the equity method of accounting in accordance with generally accepted accounting principles. The Company includes its share of partially-owned entities debt in reporting its exposure to a change in interest rates under
                  Item 7A "Quantitive and Qualitative Disclosures about Market Risk" and in its ratio of debt-to-enterprise value as disclosed on page 10. See Note 4 - "Investments in Partially-Owned Entities" to the Financial Statements for details by investment.

            ----------
            (1)   STARWOOD CERUZZI JOINT VENTURE

                  The Starwood Ceruzzi Joint Venture was formed in 2000 by the Company, the 80% non-managing partner, and Starwood Ceruzzi, the 20% managing partner, to acquire fee and leasehold interests in properties formerly occupied by Hechinger Inc., a home improvement retailer which was liquidated. In the first quarter of 2000, the joint venture acquired two fee interests containing 210,000 square feet and four leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio. One of the fee interests was sold in March, 2001 for $8,000, resulting in a gain of $1,744 (of which the Company's share was $1,395). The venture is redeveloping the remaining properties for retail use and will net lease them to tenants. The venture has no debt.

            (2)   PARK LAUREL JOINT VENTURE

                  The Park Laurel Joint Venture was formed in 1997 to develop a property in Manhattan, consisting of 94,000 square feet to be owned and used by the YMCA and 119,000 square feet of residential condominiums to be sold by the Company and its joint venture partner. Vornado has a 69% interest and shares control with its partners. The total cost of the project was approximately $109,900. In the third and fourth quarters of 2001, the joint venture completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548. The Company's share of the after tax net gain was $15,657 and is after a charge of $3,953 (net of a tax benefit of $1,826) for awards accrued under the venture's incentive compensation plan. The credit balance at December 31, 2001 is a result of the above mentioned accrual.

            (3)   THE PALISADES JOINT VENTURE

                  The Palisades Joint Venture was formed in 1999 to develop an 800,000 square foot high-rise residential tower in Fort Lee, New Jersey. The joint venture agreement provides for the Company to contribute 95% of the equity and receive 75% of the net profit after a 12% preferred return. The estimated total cost of the project is $133,700. Costs incurred to date are $122,000, of which $90,500 has been funded by a construction loan, $30,000 by the Company and $1,500 by the Company's partner. The property is expected to become operational in the Summer of 2002. Upon completion, the complex will include a 41-story residential tower containing 538 apartments and an 800 space parking facility.

            (4)   STUDENT HOUSING

                  In January 2000, the Company and its joint venture partner acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000. The Company has a 90% interest in the joint venture.

            (5)   CAPITAL TRUST PREFERRED SECURITIES

                  The Company's investment at December 31, 2001 is comprised of
                  (i) approximately $30,000 of 8.25% step-up convertible junior subordinated debentures and (ii) approximately $20,000 of 13% step-up junior subordinated debentures. The blended coupon rate was 10.16% per annum at December 31, 2001. The convertible amount is convertible into shares of Class A common stock of Capital Trust (NYSE:CT) at a conversion price of $7.00 per share. The convertible amount is redeemable by Capital Trust, in whole or in part, on or after September 30, 2004. The non-convertible amount is redeemable by Capital Trust, in whole or in part, at any time. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

            (6)   LOAN TO NORTHSTAR PARTNERSHIP, L.P.

                  On September 19, 2000, the Company acquired $75,000 of subordinated unsecured debt of NorthStar Partnership, L.P., a private real estate company, for $65,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500 and matures in May 2002. All of the quarterly principal payments have been received by the Company in accordance with the loan agreement with the exception of the payment due on September 28, 2001 which was not received until October 30, 2001.

            (7)   LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

                  On September 28, 2000, the Company made a $62,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

                  On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768, including unpaid interest and fees of $6,790. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

                  For financial reporting purposes, the gross amount of the loan, $106,768, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees (See Item. 3 - "Legal Proceedings").

            (8)   DEARBORN CENTER

                  The Company's investment of $21,522 represents a 38.5% interest in $55,901 funded of a $65,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1 year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 13% if certain leasing thresholds are not met.

            (9)   CAPI

                  In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200 loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2001. The loan is secured by approximately 1,100,000 units of the Company's Series E-1 Convertible Preferred Units (with a liquidation value of $55,000 at December 31, 2001) issued to CAPI in connection with the acquisition. Each Series E-1 Unit is convertible into 1.1364 shares of Vornado Realty Trust.

FINANCING ACTIVITIES

      On September 20, 2001, the Company sold an aggregate of $45,000,000 8.25% Series D-9 Cumulative Redeemable Preferred Units to an institutional investor resulting in net proceeds of approximately $43,875,000.

      On November 19, 2001, Vornado sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith, the Company repaid the $285,000,000 then outstanding under its revolving credit facility. An equal number of Operating Partnership units were issued to Vornado for the shares sold.

      On February 25, 2002, Vornado sold 884,543 shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000. An equal number of Operating Partnership units were issued to Vornado for the shares sold.

      In addition, the Company completed property level financings of $254,000,000 in 2001.

      Further details of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this document.

      At December 31, 2001, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 38% based on debt of $3.6 billion, including the Company's proportionate share of debt of partially-owned non-consolidated entities. In the future, in connection with its strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time without the vote of shareholders.

      The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer its shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

EBITDA BY SEGMENT AND REGION

      The following table sets forth the percentage of the Company's EBITDA(1) by segment and region for the years ended December 31, 2001, 2000, and 1999. The proforma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously, as if it had occurred on January 1, 2001.

                                                                                                PERCENTAGE OF EBITDA(1)
                                                                                    --------------------------------------------
                                                                                                Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                    Proforma               Historical
                                                                                    --------    --------------------------------
      SEGMENT                                                                         2001        2001        2000        1999
                                                                                    --------    --------    --------     -------
         Office:
           New York ..........................................................         31%         38%         35%         32%
           CESCR .............................................................         26%         10%         10%         10%
                                                                                      ---         ---         ---         ---
           Total .............................................................         57%         48%         45%         42%
         Retail ..............................................................         12%         15%         16%         19%
         Merchandise Mart Properties .........................................         12%         14%         12%         12%
         Temperature Controlled Logistics ....................................          8%         10%         13%         16%
         Other ...............................................................         11%         13%         14%         11%
                                                                                      ---         ---         ---         ---
                                                                                      100%        100%        100%        100%
                                                                                      ===         ===         ===         ===
      REGION
         New York City metropolitan area .....................................         42%         52%         50%         48%
         Washington D.C./Northern Virginia metropolitan area .................         26%         11%         12%         12%
         Chicago .............................................................          9%         11%          9%          8%
         Philadelphia metropolitan area ......................................         --           1%          3%          4%
         Puerto Rico .........................................................          1%          2%          2%          2%
         Other (2) ...........................................................         22%         23%         24%         26%
                                                                                      ---         ---         ---         ---
                                                                                      100%        100%        100%        100%
                                                                                      ===         ===         ===         ===

            ----------
            (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
            (2) Other includes the Temperature Controlled Logistics segment which has warehouse facilities in 33 states and Alberta, Canada. See page 36 for details.

ALEXANDER'S

      The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

      Alexander's has seven properties (see Item 2. Properties--Alexander's).

      At December 31, 2001, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit will reset on March 15, 2002, and quarterly thereafter, using the same spread to treasuries as presently exists with a 3% floor for treasuries.

      The Company manages, develops and leases the Alexander's properties under a management and development agreement (the "Management Agreement") and a leasing agreement (the "Leasing Agreement") pursuant to which the Company receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year and are automatically renewable. See Item 2 - "Properties" for a description of Alexander's properties and development and redevelopment projects.

      Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

      As of December 31, 2001, Interstate Properties and its partners owned approximately 15.5% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 17.8% of Vornado Operating. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

      The Company's business segments, Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Other operate in highly competitive environments. The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and the quality and breadth of services provided. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

ENVIRONMENTAL REGULATIONS

      The Company's operations and properties are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety. Under various Federal and state laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws can impose liability without regard to whether the owner or operator knew of, or caused, the release of such substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other Federal, state and local laws and regulations require abatement or removal of asbestos-containing materials that are damaged, decayed or distributed by demolition, renovation or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions, waste-water discharges, the maintenance and removal of lead paint and certain electrical equipment containing polychlorinated-biphenyls (PCBs), and the operation and subsequent removal of underground storage tanks are also regulated by Federal and state laws. In connection with the ownership, operation and management of its properties, the Company could be held liable for the costs of remedial action with respect to such regulated substances and tanks and related claims for personal injury, property damage or fines.

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

INSURANCE

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

CERTAIN ACTIVITIES

      Acquisitions and investments are not required to be based on specific allocation by type of property. The Company has historically held its properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, the Company has not adopted a policy that limits the amount or percentage of assets which would be invested in a specific property. While the Company may seek the vote of its shareholders in connection with any particular material transaction, generally the Company's activities are reviewed and may be modified from time to time by its Board of Trustees without the vote of shareholders.

EMPLOYEES

      The Company has approximately 1,446 employees consisting of 306 in the Office Properties segment (including 210 as a result of the CESCR acquisition), 39 in the Retail Properties segment, 487 in the Merchandise Mart Properties segment, 456 at the Hotel Pennsylvania and 158 corporate staff. This does not include employees of partially-owned entities.

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

      The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

ITEM 2. PROPERTIES

      The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, The Newkirk Master Limited Partnership, and dry warehouses and industrial buildings.

OFFICE

      The Company currently owns all or a portion of 73 office properties containing approximately 27.2 million square feet. Of these properties, 22 containing 14.3 million square feet are located in the New York City metropolitan area (primarily Manhattan) (the "New York City Office Properties") and 51 containing 12.9 million square feet are located in the Washington D.C. and Northern Virginia area (the "CESCR Office Properties"). Prior to January 1, 2002, the Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% interest.

      The following data on pages 13 to 18 covers the New York City Office Properties. The CESCR Office Properties are described on pages 19 to 22.

NEW YORK CITY OFFICE PROPERTIES:

      The New York City Office Properties contain: (i) 13,149,000 square feet of office space, (ii) 812,000 square feet of retail space and (iii) 339,000 square feet of garage space (5 garages).

      The following table sets forth the percentage of the New York City Office Properties 2001 revenue by tenants' industry:

               Industry                              Percentage
               --------                              ----------
               Publishing......................           9%
               Retail..........................           9%
               Media and Entertainment.........           7%
               Legal...........................           6%
               Insurance.......................           6%
               Government......................           6%
               Finance.........................           5%
               Service Contractors..............          5%
               Technology......................           4%
               Apparel.........................           4%
               Not-for-Profit..................           3%
               Pharmaceuticals.................           3%
               Advertising.....................           3%
               Bank Branches...................           2%
               Other...........................          28%

      The Company's New York City Office property lease terms generally range from 5 to 7 years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

      No tenant in the office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2001:

                                                        Square Feet       2001
            Tenant                                         Leased        Revenues      Percentage
            ------                                      -----------      --------      ----------
            Sterling Winthrop, Inc. ...............       429,000      $18,088,000        3.4%
            VNU Inc. ..............................       515,000       16,967,000        3.2%
            The McGraw-Hill Companies, Inc. .......       518,000       15,407,000        2.9%
            Times Mirror Company ..................       519,000       12,311,000        2.3%

      The following table sets forth lease expirations as of December 31, 2001, for the New York Office property leases for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                   Annual Escalated
                                                                 Percentage of Total           Rent of Expiring Leases
                       Number of            Square Feet of             Leased             ----------------------------------
Year                Expiring Leases         Expiring Leases          Square Feet               Total         Per Square Foot
----                ---------------         ---------------     --------------------      -------------      ---------------
2002.........              198                  746,000                 5.6%              $  23,101,000         $  30.98
2003.........              105                  520,000(1)              3.9%                 19,379,000            37.27
2004.........              122                  952,000                 7.1%                 36,819,000            38.68
2005.........              109                  655,000                 4.9%                 25,142,000            38.37
2006.........               99                1,212,000                 9.1%                 41,067,000            33.88
2007.........               50                  780,000                 5.9%                 28,465,000            36.51
2008.........               53                1,127,000                 8.5%                 37,750,000            33.51
2009.........               48                  591,000                 4.4%                 21,277,000            35.99
2010.........               45                1,335,000                10.0%                 48,223,000            36.13
2011.........               26                  942,000                 7.1%                 43,828,000            46.52

----------
(1) Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,271,000 or $6.64 per square foot. The U.S. Post Office has 7 five-year renewal options remaining.

      As of February 1, 2002, the occupancy rate of the Company's New York City Office properties was 97%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past four years.

                                                                                       Average Annual
                       As of                     Rentable                              Escalated Rent
                    December 31,               Square Feet         Occupancy Rate      Per Square Foot
            --------------------------         -----------         --------------      ---------------
            2001......................          14,300,000               97%             $  35.53
            2000......................          14,396,000               96%             $  32.18
            1999......................          14,028,000               95%             $  30.16
            1998......................          12,437,000               91%             $  28.14

      The Company launched PowerSpace flexible shared office space in September 2000. Offices range in size from 80 to 1,200 square feet. Lease terms range from one month to a year. The PowerSpace product line includes individual offices, group rooms and multi-room suites. The following table sets forth the PowerSpace locations in the Company's office buildings and the average occupancy rates for 2001:

                                                                            Average
            Location                                      Square Feet    Occupancy Rate
            --------                                      -----------    --------------
            330 Madison Avenue
               (commenced operations - 11/15/00)........     75,231           75%
            770 Broadway
               (commenced operations - 2/1/01)..........     23,896           50%
            909 Third Avenue
               (commenced operations - 4/1/01)..........     17,359           40%

      In 2001, 1,636,000 square feet of New York City office space was leased at a weighted average initial rent per square foot of $46.05. The Company's ownership interest in the leased square footage is 1,479,000 square feet at a weighted average initial rent per square foot of $47.05, a 57.6% increase over the weighted average escalated rent per square foot of $29.85 for the expiring leases. Following is the detail by building:

                                                                               2001 Leases
                                                                   ------------------------------------
                                                                                       Average Initial
                                                                                       Rent Per Square
            Location                                               Square Feet             Foot(1)
            --------                                               -----------             -------
                One Penn Plaza............................            385,000             $  54.23
                20 Broad Street (60%).....................            361,000                35.29
                330 West 34th Street......................            166,000                37.62
                Two Park Avenue...........................            152,000                53.08
                Eleven Penn Plaza.........................            139,000                53.54
                150 East 58th Street......................             98,000                47.31
                770 Broadway..............................             51,000                40.00
                1740 Broadway.............................             45,000                58.00
                595 Madison Avenue........................             37,000                60.29
                909 Third Avenue..........................             30,000                60.00
                Two Penn Plaza............................             27,000                47.31
                7 West 34th Street........................             26,000                28.50
                866 UN Plaza..............................             25,000                37.76
                40 Fulton Street..........................             24,000                32.41
                640 Fifth Avenue..........................             20,000                43.50
                Paramus...................................             15,000                19.79
                90 Park Avenue............................             12,000                58.00
                330 Madison Avenue (25%)..................             11,000                53.00
                570 Lexington Avenue (50%)(2).............              5,000                48.00
                550/600 Mamaroneck Avenue(2)..............              5,000                22.27
                888 Seventh Avenue........................              2,000                52.00
                                                                    ---------
            Total.........................................          1,636,000                46.05
                                                                    =========
            Vornado's Ownership Interest..................          1,479,000                47.05
                                                                    =========

      ----------
      (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

      (2)   These buildings were sold during 2001.

      In addition to the office space noted above, the Company leased 38,000 square feet of retail space, primarily on grade, at a weighted average initial rent of $179.34 per square foot. Further, the Company leased 177,000 square feet of new space (first generation space or space which has been vacant for nine months or more) at a weighted average initial rent per square foot of $49.70.

New York City Office Properties

      The following table sets forth certain information for the New York City Office Properties owned by the Company as of December 31, 2001.

                                        YEAR                       APPROXIMATE                                     ANNUALIZED
                                     ORIGINALLY     LAND            LEASABLE         NUMBER       ANNUALIZED        ESCALATED
                                     DEVELOPED      AREA         BUILDING SQUARE       OF        BASE RENT PER         RENT
            LOCATION                OR ACQUIRED   (SQ. FT.)           FEET          TENANTS       SQ. FT.(1)      PER SQ. FT.(2)
            --------                -----------   ---------      ---------------    -------      --------------   --------------
NEW YORK
MANHATTAN
    One Penn Plaza(3)                   1998         128,000           2,502,000         209        $  33.65        $  36.32











    Two Penn Plaza                      1997         117,000           1,521,000          52           30.83           31.83






    909 Third Avenue(3)                 1999          82,000           1,304,000          21           27.97           29.93








    770 Broadway                        1998          63,000           1,046,000           9           30.30           30.92




    Eleven Penn Plaza                   1997          56,000           1,021,000          57           31.66           33.60








                                                                                       LEASE
                                                                                    EXPIRATION/
                                      PERCENT             PRINCIPAL TENANTS            OPTION        ENCUMBRANCES
           LOCATION                  LEASED(1)      (50,000 SQUARE FEET OR MORE)     EXPIRATION       (THOUSANDS)
           --------                  ---------      ----------------------------    ------------      -----------
NEW YORK
MANHATTAN
    One Penn Plaza(3)                    99%       Buck Consultants                     2008         $   275,000
                                                   Cisco Systems                     2005/2010
                                                   First Albany                      2008/2013
                                                   General Motors Acceptance Corp.   2004/2009
                                                   Kmart(5)                          2016/2036
                                                   Metropolitan Life                    2004
                                                   MWB Leasing                          2006
                                                   Parsons Brinkerhoff               2008/2013
                                                   Public Service Commission         2004/2014
                                                   Stone & Webster                      2008
                                                   The United States of America         2011

    Two Penn Plaza                       98%       Compaq Computer                      2003             157,697
                                                   Forest Electric                   2006/2011
                                                   Information Builders, Inc.        2013/2023
                                                   Madison Square Garden             2007/2017
                                                   McGrawHill Co., Inc.              2020/2030
                                                   US Healthcare Service                2006

    909 Third Avenue(3)                  99%       Bear Stearns                      2011/2016           105,253
                                                   Citibank                             2008
                                                   Fischbein Badillo                    2008
                                                   Forest Laboratories               2010/2020
                                                   IDG Books                            2010
                                                   Ogilvy Public Relations           2009/2014
                                                   Shearman & Sterling               2007/2012
                                                   U.S. Post Office(4)               2003/2038

    770 Broadway                        100%       J. Crew                           2012/2017            66,963
                                                   Kmart(5)                          2016/2036
                                                   MTVN Online                       2010/2015
                                                   V.N.U. U.S.A, Inc                 2015/2020

    Eleven Penn Plaza                    96%       Crowthers McCall                     2010              51,376
                                                   EMC Corp.                            2008
                                                   Executive Office Network             2012
                                                   Faulkner & Gray                   2006/2011
                                                   Federated Dept Stores             2015/2020
                                                   General Media                        2009
                                                   Rainbow Media Holdings               2017

                                        YEAR                        APPROXIMATE                                     ANNUALIZED
                                     ORIGINALLY       LAND            LEASABLE          NUMBER      ANNUALIZED       ESCALATED
                                     DEVELOPED        AREA        BUILDING SQUARE         OF      BASE RENT PER         RENT
            LOCATION                OR ACQUIRED    (SQ. FT.)            FEET           TENANTS      SQ. FT.(1)     PER SQ. FT.(2)
            --------                -----------    ---------      ---------------      -------    --------------   --------------
    Two Park Avenue                     1997         44,000           964,000             43           32.50           32.30






    90 Park Avenue                      1997         38,000           884,000             25           34.16           40.06



    888 Seventh Avenue(3)               1999         32,000           875,000             43           35.86           38.23





    330 West 34th Street(3)             1998         46,000           634,000             10           11.56           18.94



    1740 Broadway                       1997         30,000           563,000             14           33.35           39.98



    150 East 58th Street                1998         21,000           557,000            112           39.86           41.39

    866 United Nations Plaza            1997         90,000           391,000             85           34.45           35.91



    595 Madison (Fuller Building)       1999         13,000           303,000             76           70.19           72.06

    640 Fifth Avenue                    1997         22,000           266,000              9           65.57           69.20

    40 Fulton Street                    1998         18,000           235,000             24           29.51           29.95

    689 Fifth Avenue                    1998          6,000            89,000              8           51.96           58.41

    7 West 34th Street                  2000         35,000           425,000              4           35.27           39.81


    715 Lexington Avenue (3)            2001          7,000            36,000             22           56.48           56.95

    330 Madison Avenue
        (25% Ownership)                 1997         33,000           777,000             48           39.78           40.65



                                                                                         LEASE
                                                                                       EXPIRATION/
                                        PERCENT            PRINCIPAL TENANTS             OPTION         ENCUMBRANCES
           LOCATION                    LEASED(1)     (50,000 SQUARE FEET OR MORE)      EXPIRATION        (THOUSANDS)
           --------                    ---------     ----------------------------      ------------     ------------
    Two Park Avenue                        99%       Hartford Insurance                   2011              90,000
                                                     Herrick Feinstein                 2010/2015
                                                     Medical Liability Mutual Ins         2009
                                                     Schiefflin & Somerset             2006/2010
                                                     Times Mirror Company              2010/2025
                                                     United Way                        2013/2018

    90 Park Avenue                        100%       HQ Global Workplace                  2008                  --
                                                     Sterling Winthrop Inc.            2015/2035
                                                     Warnaco (5)                          2004

    888 Seventh Avenue(3)                  92%       Golden Books                         2013             105,000
                                                     New Line Realty                      2007
                                                     Soros Fund                        2004/2010
                                                     Kaplan Educational Center         2006/2011
                                                     The Limited                          2014

    330 West 34th Street(3)               100%       City of New York                  2012/2017                --
                                                     Props for Today                   2006/2016
                                                     The Bank of New York                 2011

    1740 Broadway                         100%       Davis & Gilbert                      2013                  --
                                                     Mutual Life Insurance             2016/2026
                                                     William Douglas McAdams              2007

    150 East 58th Street                   90%                                                                  --

    866 United Nations Plaza               98%       Fross Zelnick                        2009              33,000
                                                     Mission of Japan                  2011/2013
                                                     The United Nations                   2006

    595 Madison (Fuller Building)          90%                                                              56,537

    640 Fifth Avenue                       94%       Weber Shandwick Worldwide         2008/2013                --

    40 Fulton Street                       89%                                                                  --

    689 Fifth Avenue                       74%                                                                  --

    7 West 34th Street                    100%       Capital Cities Media              2006/2011                --
                                                     Health Insurance Plan of NY       2011/2021

    715 Lexington Avenue(3)                92%                                                                  --

    330 Madison Avenue
        (25% Ownership)                    97%       Bank Julius Baer                     2005              60,000
                                                     BDO Seidman                       2010/2015
                                                     Power Space & Services               2016


                                        YEAR                        APPROXIMATE                                       ANNUALIZED
                                     ORIGINALLY        LAND          LEASABLE           NUMBER       ANNUALIZED       ESCALATED
                                     DEVELOPED         AREA       BUILDING SQUARE         OF        BASE RENT PER        RENT
            LOCATION                OR ACQUIRED      (SQ. FT.)         FEET            TENANTS       SQ. FT.(1)      PER SQ. FT.(2)
            --------                -----------      ---------    ---------------      -------       ----------      --------------
    20 Broad Street(3)
        (60% Ownership)                 1998            20,000           466,000            15           33.43            33.81

    825 Seventh Avenue
        (50% Ownership)                 1996            18,000           165,000             3           29.32            31.19

NEW JERSEY
    Paramus(3)                          1987           148,000           128,000            23           18.01            18.59
                                                     ---------        ----------       -------
TOTAL OFFICE BUILDINGS                               1,067,000        15,152,000           912        $  33.16         $  35.53
                                                     =========        ==========       =======

VORNADO'S OWNERSHIP INTEREST                         1,018,000        14,300,000
                                                     =========        ==========

                                                                                          LEASE
                                                                                       EXPIRATION/
                                         PERCENT             PRINCIPAL TENANTS            OPTION       ENCUMBRANCES
            LOCATION                    LEASED (1)     (50,000 SQUARE FEET OR MORE)     EXPIRATION      (THOUSANDS)
            --------                    ----------     ----------------------------    ------------    ------------
    20 Broad Street(3)
        (60% Ownership)                    100%          N.Y. Stock Exchange              2010/2066             --

    825 Seventh Avenue
        (50% Ownership)                    100%          Young & Rubicam                  2010/2015         23,552

NEW JERSEY
    Paramus(3)                             89%                                                                  --

                                                                                                       -----------
TOTAL OFFICE BUILDINGS                     97%                                                         $ 1,024,378
                                                                                                       ===========

VORNADO'S OWNERSHIP INTEREST                                                                           $   967,602
                                                                                                       ===========

----------
(1) Represents annualized monthly base rent for tenants excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) Represents annualized monthly escalated rent for tenants including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3)   These properties are 100% ground leased. Below is a summary of the terms:

                                                    Lease Expiration/            Current
            Location                                Option Expiration          Annual Rent
            --------------------------------        -----------------       ------------------
            One Penn Plaza..................             2023/2098           $   3,179,000*
            909 Third Avenue................             2018/2063               2,650,000
            888 Seventh Avenue..............             2067                    3,350,000*
            330 West 34th Street............             2020/2148               2,924,000*
            715 Lexington Avenue............             2023                      239,000
            20 Broad Street.................             2003/2081                 461,000
            Paramus.........................             2026                       40,000

            * Rent during option periods is based on the greater of the rent for the previous period or 6% or 7% of the fair market value of the land.

(4) The U.S. Post Office leases approximately 492,000 square feet at this location at annualized escalated rent per square foot of $6.64.
(5) These tenants have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, Warnaco has rejected a lease for approximately 30,000 square feet at 90 Park Avenue, no other leases have been assumed or rejected.

CHARLES E. SMITH COMMERCIAL REALTY ("CESCR") OFFICE PROPERTIES:

      CESCR owns 51 office buildings in the Washington D.C. and Northern Virginia area containing 12.9 million square feet. As of December 31, 2001, 47 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA")

      During 2001, CESCR completed the development of a 398,000 square foot office building at a cost of $72,100,000 in its Skyline Complex leased to the GSA.

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

      The following table sets forth the percentage of CESCR's Office properties 2001 revenue by tenants' industry:

                                Industry                           Percentage
                                --------                           ----------
                  United States Government ("GSA")..........          47%
                  Government Consultants....................          31%
                  Transportation............................           4%
                  Communication.............................           3%
                  Legal.....................................           3%
                  Retail....................................           2%
                  Real Estate...............................           2%
                  Business Services.........................           2%
                  Trade Associations........................           1%
                  Printing/Publishing.......................           1%
                  Health Services...........................           1%
                  Other.....................................           3%

      Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2001:

                                                           Square Feet         2001
      Tenant                                                 Leased          Revenues         Percentage
      ------                                               -----------       --------         ----------
      GSA (105 separate leases) ..................          5,277,000      $179,776,000         47.0%
      US Airways, Inc. ...........................            340,000      $ 10,807,000          3.2%
      Science Applications International Corp. ...            377,000      $ 10,258,000          3.0%

      The following table sets forth as of December 31, 2001 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                               Annual Escalated
                                                              Percentage of Total           Rent of Expiring Leases
                             Number of      Square Feet of          Leased           -----------------------------------
Year                      Expiring Leases   Expiring Leases       Square Feet             Total          Per Square Foot
----                      ---------------   ---------------       -----------        -------------       ---------------
2002................              291          2,006,000(1)          16.4%           $  56,545,000         $    28.18
2003................              240          2,250,000             18.4%              67,015,000              29.79
2004................              180          3,127,000             25.6%              87,211,000              27.89
2005................              113          1,323,000             10.8%              37,405,000              28.27
2006................               97          1,134,000              9.3%              33,787,000              29.78
2007................               25            278,000              2.3%               8,047,000              28.96
2008................               17            497,000              4.1%              16,377,000              32.96
2009................               23            459,000              3.8%              10,958,000              23.87
2010................               20            218,000              1.8%               7,009,000              32.20
2011................               27            796,000              6.5%              22,146,000              27.83

----------
(1) Of the square feet expiring in 2002, 1,282,000 square feet has been renewed or is currently in negotiations to be renewed.

      Included in the above table are 30 U.S. Patent Trade Office leases expiring from 2002 through 2005 as follows: 182,000 square feet in 2002, 139,000 square feet in 2003, 1,151,000 square feet in 2004 and 394,000 square feet in 2005. The U.S. Patent Trade Office is scheduled to relocate their offices beginning in the second half of 2004. The Company expects that all leases expiring prior to 2004 will be extended or renewed to 2004 or 2005.

      As of February 1, 2002, the occupancy rate of the CESCR office portfolio was 95%. The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past four years:


                                                                                    Average Annual
                       As of                      Rentable                          Escalated Rent
                    December 31,                Square Feet     Occupancy Rate     Per Square Foot
            ---------------------------         -----------     --------------     ---------------
            2001......................          12,899,000            95%           $    28.59
            2000......................          12,495,000            98%                27.38
            1999......................          10,657,000            99%                26.46
            1998......................          10,657,000            98%                25.22

      In 2001, CESCR leased 1,575,000 square feet of space at a weighted average initial rent per square foot of $31.30, a 22.3% increase over the weighted average escalated rent per square foot of $25.59 for the expiring leases. Following is the detail by building:

                                                                                  Average Initial Rent
                   Location                                  Square Feet           Per Square Foot(1)
                   ---------------------------------         -----------           ------------------
                   Crystal Mall.....................           675,000                $   31.40
                   Courthouse Plaza.................           166,000                    28.83
                   Skyline Place....................           165,000                    27.49
                   Crystal Gateway..................           134,000                    31.51
                   Crystal Square...................            90,000                    33.12
                   Commerce Executive...............            73,000                    34.51
                   1101 17th Street.................            47,000                    35.60
                   Crystal Park.....................            38,000                    34.03
                   Democracy Plaza I................            43,000                    36.34
                   Tysons Dulles....................            25,000                    33.84
                   1919 S. Eads Street..............            24,000                    30.65
                   Crystal Plaza....................            22,000                    32.18
                   Arlington Plaza..................            19,000                    26.40
                   1140 Connecticut Avenue..........            17,000                    33.03
                   1150 17th Street.................            15,000                    31.48
                   1730 M Street....................            14,000                    32.21
                   Skyline Tower....................             8,000                    32.78
                                                             ---------
                   Total............................         1,575,000                    31.30
                                                             =========

            ----------
            (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

      CESCR manages an additional 5.8 million square feet of office and other commercial properties in the Washington D.C. area for third parties.

CESCR Office Properties

      The following table sets forth certain information for the CESCR Office Properties as of December 31, 2001.

                                      YEAR
                                   ORIGINALLY                                            NUMBER       ANNUALIZED       ANNUALIZED
                                    DEVELOPED      NUMBER OF    APPROXIMATE LEASABLE       OF       BASE RENT PER    ESCALATED RENT
LOCATION                           OR ACQUIRED     BUILDINGS    BUILDING SQUARE FEET    TENANTS       SQ. FT.(1)     PER SQ. FT.(2)
-----------------------------------------------------------------------------------------------------------------------------------
      Crystal Mall                    1968               4            1,068,000              13       $   28.96        $   29.33


      Crystal Plaza                 1964-1969            7            1,223,000             123           25.23            25.95

      Crystal Square                1974-1980            4            1,388,000             172           28.72            29.69



      Crystal Gateway               1983-1987            4            1,081,000              99           29.44            29.80




      Crystal Park                  1984-1989            5            2,154,000             104           29.07            30.81




      Arlington Plaza                 1985               1              174,000              18           25.02            25.55


      1919 S. Eads Street             1990               1               93,000               8           30.53            30.70

      Skyline Place              1973-1984, 2001         7            1,999,000             172           25.04            25.36




      One Skyline Tower               1988               1              477,000               7           23.27            24.37


      Courthouse Plaza(3)           1988-1989            2              609,000              53           26.73            28.99


      1101 17th Street                1963               1              204,000              47           32.28            32.93

      1730 M Street(3)                1963               1              190,000              32           27.29            28.62

      1140 Connecticut Avenue         1966               1              175,000              37           30.91            31.21

      1150 17th Street                1970               1              226,000              31           29.34            30.81


      1750 Pennsylvania Avenue        2000               1              262,000              11           34.48            34.69


      Democracy Plaza I(3)            2000               1              203,000              23           31.41            31.95

      Tysons Dulles                   2000               3              474,000              43           27.81            28.32

      Commerce Executive              2000               3              412,000              26           24.38            26.16


      Reston Executive                2000               3              487,000              23           28.55            28.81
                                                     -----          -----------         -------

                                                        51           12,899,000           1,042       $   27.71        $   28.59
                                                     =====          ===========         =======       =========        =========

                                                                                               LEASE
                                                                                            EXPIRATION/
                                        PERCENT             PRINCIPAL TENANTS                  OPTION        ENCUMBRANCES
LOCATION                               LEASED(1)       (50,000 SQUARE FEET OR MORE)          EXPIRATION      (THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
      Crystal Mall                         99%       General Services Administration         2003-2007/      $     61,148
                                                                                              2011-2012

      Crystal Plaza                        99%       General Services Administration          2004/2014            71,849

      Crystal Square                       96%       General Services Administration          2003/2008           190,453
                                                     Lockheed Martin                          2003/2008
                                                     Oblon Spivak                             2004/2009

      Crystal Gateway                      96%       Boeing                                2012/2017/2022         148,131
                                                     General Services Administration            2004
                                                     Lockheed Martin                            2005
                                                     Science Applications Int'l Corp.           2002

      Crystal Park                         96%       CESCR Headquarters                       2004/2009           277,766
                                                     General Services Administration          2003-2004
                                                     Techmatics                               2002/2007
                                                     US Airways Headquarters                  2008/2018

      Arlington Plaza                     100%       Georgetown University                    2002/2007            17,787
                                                     Science Research Analysis Corp.            2011

      1919 S. Eads Street                  67%       General Dynamics                         2007/2010            13,340

      Skyline Place                        88%       Electronic Data Services                   2003              190,170
                                                     Science Applications Int'l Corp.         2003/2008
                                                     Science Research Analysis Corp.            2002
                                                     General Services Administration          2005/2010

      One Skyline Tower                    99%       General Services Administration          2004-2009            66,602
                                                     Science Research Analysis Corp.          2003/2008

      Courthouse Plaza(3)                  89%       Arlington County                         2003/2008            80,707

                                                     American Iron and Steel
      1101 17th Street                     96%       Institute                                2006/2010            26,244

      1730 M Street(3)                     95%       MHI DC Inc                                 2009               16,385

      1140 Connecticut Avenue              88%       Michaels & Wishner, P.C.                 2002/2007            19,411

      1150 17th Street                     97%       American Enterprise Institute            2002/2012            31,691
                                                     Arthur Andersen LLP                        2004

      1750 Pennsylvania Avenue             98%       General Services Administration            2010               34,462
                                                     PA Consulting Group Holdings             2011/2016

      Democracy Plaza I(3)                100%       Astrolink International                  2005/2010            27,383

      Tysons Dulles                        94%       Keane Federal Systems, Inc.              2006/2011            70,000

      Commerce Executive                   93%       BAE Systems Mission Solutions            2002/2007            54,033
                                                     Concert Management Services              2004/2009

      Reston Executive                     96%       Science Applications Int'l Corp.         2005/2015            72,500
                                                                                                             ------------

                                           95%                                                               $  1,470,062
                                                                                                             ============

NOTES:

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) Represents annualized monthly escalated rent for office properties including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.
(3) These properties are 100% ground leased with lease terms expiring from 2061 to 2084 and no extension options.

RETAIL

      The Company owns 55 shopping center properties of which 52 are strip shopping centers primarily located in the Northeast and Mid-Atlantic states, two are regional malls located in San Juan, Puerto Rico and one, the Green Acres Mall, is a super-regional mall located in Nassau County, Long Island, New York. The Company's shopping centers are generally located on major regional highways in mature, densely populated areas. The Company believes its shopping centers attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

      The following table sets forth the percentage of the Retail Portfolio rentals by tenants' industry:

                                  Industry                       Percentage
                   -------------------------------------         ----------
                   Discount Department Stores...........             16%
                   Supermarkets.........................              8%
                   Family Apparel.......................              5%
                   Home Improvement.....................              4%
                   Electronic Stores....................              4%
                   Restaurants..........................              3%
                   Women's Apparel......................              3%
                   Other................................             57%

      As of February 1, 2002, the occupancy rate of the retail properties was 91%. The following tables set forth the occupancy rate and the average annual base rent per square foot (excluding the Green Acres Mall) for the retail properties at the end of each of the past five years.

                                                                                         Average Annual
                                                     Rentable                              Base Rent
                    Year End                        Square Feet     Occupancy Rate      Per Square Foot
                    --------                        -----------     --------------      ---------------
                    2001.................           11,301,000           91%                $  11.38
                    2000.................           11,293,000           92%                   11.31
                    1999.................           10,505,000           92%                   10.89
                    1998.................           10,625,000           92%                   10.53
                    1997.................           10,550,000           91%                    9.78

      The average annual base rent per square foot for the Green Acres Mall was $13.98 and $13.97 including the anchor tenants, and $35.98 and $35.91 for mall tenants only, at December 31, 2001 and 2000, respectively.

      The Company's shopping center lease terms range from 5 years or less in some instances, for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 2% of total shopping center revenues in 2001. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

      Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2001:

                                                                                         2001
                                                                   Square Feet         Property
            Tenant                                                   Leased             Rentals       Percentage
            ------                                                   ------             -------       ----------
            Bradlees, Inc. ("Bradlees")/Stop & Shop
                Companies, Inc. (Stop & Shop)................       1,485,000       $  12,200,000       10.2%
            The Home Depot, Inc..............................         409,000           5,408,000        4.5%
            Wal-Mart/Sam's Wholesale.........................         959,000           4,080,000        3.4%
            Kohl's...........................................         421,000           3,548,000        3.0%
            The Gap..........................................         104,000           3,248,000        2.7%
            The TJX Companies, Inc...........................         328,000           3,052,000        2.6%
            Staples, Inc.....................................         199,000           2,866,000        2.4%
            Toys "R" Us/Kids "R" Us..........................         330,000           2,840,000        2.4%
            Circuit City.....................................         157,000           2,498,000        2.1%

      In February 2001, Bradlees, which was in Chapter 11, closed all of its stores including the 16 locations it leased from the Company. Three of the former Bradlees leases were assigned and 13 were rejected. Of the 16 locations, the leases for 13 are fully guaranteed (6 of these guarantees expire in 2002) and one is guaranteed as to 70% by Stop & Shop, under a Master Agreement and Guaranty dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. In addition, Stop & Shop also guarantees four other leases which were rejected in a prior Bradlees bankruptcy (three of which have been assigned). The effectiveness of Stop & Shop's guarantee is not affected by Bradlees' bankruptcy or subsequent lease assignments. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other locations guaranteed by Stop & Shop at or prior to the applicable expiration dates of such leases.

      The following table sets forth as of December 31, 2001 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                      Annual Base Rent of
                                                                                                        Expiring Leases
                                Number of         Square Feet of      Percentage of Total   ----------------------------------
YEAR                        Expiring Leases      Expiring Leases      Leased Square Feet         Total         Per Square Foot
----                        ---------------      ---------------      ------------------    --------------     ---------------
2002.................               140             1,054,000               10.3%           $   14,598,000        $  13.84
2003.................                62               478,000                4.7%                6,700,000           14.01
2004.................                85               794,000                7.8%               10,626,000           13.38
2005.................               102               532,000                5.2%                9,923,000           18.67
2006.................                65               871,000                8.5%                7,248,000            8.32
2007.................                97               851,000                8.3%                8,741,000           10.27
2008.................                57               392,000                3.8%                4,794,000           12.22
2009.................                45               475,000                4.7%                5,655,000           11.91
2010.................                30               509,000                5.0%                6,493,000           12.75
2011.................                30               818,000                8.0%                7,051,000            8.62

      In 2001, approximately 417,000 square feet of retail space was leased at a weighted average base rent per square foot of $16.54, a 21.8% increase over the weighted average escalated rent per square foot of $13.58 for the expiring leases. Following is the detail by property:

                                                                  2001 Leases
                                                        ------------------------------
                                                                           Average
                                                                         Initial Rent
                                                          Square          Per Square
                       Location                            Feet             Foot(1)
                       --------                         ----------       -------------
                       Space Leases:
                           Waterbury                       71,000          $  14.60
                           Valley Stream                   62,000             30.13
                           Manalapan                       50,000             14.25
                           Union                           35,000             16.25
                           Kearny                          30,000             12.00
                           Hagerstown                      31,000              3.50
                           Dover                           15,000             10.38
                           Morris Plains                   15,000             26.34
                           Middletown                      13,000             12.46
                           North Plainfield                11,000             13.43
                           Hanover                         11,000             13.57
                           Delran                          10,000             10.00
                           Jersey City                     10,000             18.28
                           East Hanover                     9,000             18.50
                           Hackensack                       7,000             20.00
                           Dundalk                          7,000             15.80
                           Woodbridge                       7,000             19.80
                           Allentown                        5,000             19.80
                           Bordentown                       4,000             12.00
                           Bethlehem                        4,000             11.57
                           Watchung                         3,000             19.08
                           Bensalem                         2,000             15.00
                           Cherry Hill                      2,000             16.00
                           Towson                           2,000             25.62
                           Marlton                          1,000             22.00
                                                          -------
                           Total                          417,000             16.54
                                                          =======
                       Land Leases:
                           Kearny                           3,000          $  20.00
                           Towson                           7,000             26.00

            ----------
            (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

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

      The Company has two regional malls in Puerto Rico, both of which are in the San Juan area. The Montehiedra Mall contains 525,000 square feet and is anchored by Home Depot, Kmart and Marshalls. The Las Catalinas Mall contains 482,000 square feet and is anchored by Kmart and Sears. The Company has a 50% interest in 343,000 square feet of the mall (excludes Sears space).

      The Green Acres Mall is a 1.6 million square foot super-regional enclosed shopping mall complex situated in Nassau County, Long Island, New York, approximately one mile east of the borough of Queens, New York. The Green Acres Mall is anchored by four major department stores: three of which, Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. ("Federated") doing business as Macy's, are operating and the fourth, also leased to Federated (previously occupied by Stern's), is currently dark, however, Federated continues to pay the rent. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by Kmart and Waldbaums. Kmart, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code, has announced the closing of this store.

RETAIL PROPERTIES

      The following table sets forth certain information for the Retail Properties as of December 31, 2001.

                                                                      APPROXIMATE LEASABLE
                                                                     BUILDING SQUARE FOOTAGE
                                                                   ---------------------------
                                         YEAR                                      OWNED BY
                                     ORIGINALLY          LAND         OWNED/      TENANT ON       NUMBER      ANNUALIZED
                                      DEVELOPED          AREA       LEASED BY    LAND LEASED        OF       BASE RENT PER
LOCATION                             OR ACQUIRED        (ACRES)      COMPANY     FROM COMPANY    TENANTS       SQ. FT.(1)
--------                            -------------       -------      -------     ------------    --------   ---------------
NEW JERSEY
   Bordentown                            1958             31.2       179,000            --           5         $    7.16


   Bricktown                             1968             23.9       260,000         3,000          19             10.66


   Cherry Hill                           1964             37.6       231,000        64,000          14              8.94



   Delran                                1972             17.5       169,000         3,000           6              6.05

   Dover                                 1964             19.6       173,000            --          13              7.15


   East Brunswick                        1957             19.2       216,000        10,000           6             14.25




   East Hanover I                        1962             24.6       271,000            --          17             11.91




   East Hanover II                       1979              8.1        91,000            --           9             14.89

   Hackensack                            1963             21.3       207,000        60,000          22             16.36



   Jersey City                           1965             16.7       223,000         3,000          11             13.16


   Kearny                                1959             35.3        39,000        66,000           6             12.35


   Lawnside                              1969             16.4       142,000         3,000           3             10.50




                                                                                            LEASE
                                                                                         EXPIRATION/
                                         PERCENT            PRINCIPAL TENANTS              OPTION          ENCUMBRANCES
LOCATION                                LEASED(1)     (30,000 SQUARE FEET OR MORE)       EXPIRATION         (THOUSANDS)
--------                                ---------     ----------------------------       ------------      -------------
NEW JERSEY
   Bordentown                              100%     (2)                                    2011            $    8,161(7)
                                                    Shop-Rite                            2011/2016

   Bricktown                                96%     Kohl's                               2008/2018             16,492(7)
                                                    Foodrama                             2002/2017

   Cherry Hill                              86%     (2)                                    2006                15,168(7)
                                                    Shop & Bag (4)                       2007/2017
                                                    Toys "R" Us                          2012/2042

   Delran                                  100%     Sam's Wholesale                      2011/2021              6,501(7)

   Dover                                    98%     Ames                                 2017/2037              7,433(7)
                                                    Shop-Rite                            2012/2022

   East Brunswick                           98%     (2)                                    2003                23,029(7)
                                                    Shoppers World                       2007/2012
                                                    T.J. Maxx                            2004/2009
                                                    Circuit City                         2018/2038

   East Hanover I                           99%     Home Depot                           2009/2019             20,707(7)
                                                    Marshalls                            2004/2009
                                                    Pathmark                             2009/2024
                                                    Today's Man                          2009/2014

   East Hanover II                          46%                                                                 6,902(7)

   Hackensack                               99%     (2)                                    2012                25,300(7)
                                                    Pathmark                             2014/2034
                                                    Staples                              2003/2013

   Jersey City                             100%     (2)                                    2002                19,369(7)
                                                    Shop-Rite                            2008/2028

   Kearny                                  100%     Pathmark                             2013/2033              3,781(7)
                                                    Marshalls                            2011/2026

   Lawnside                                100%     Home Depot                           2012/2027             10,717(7)
                                                    Drug Emporium                          2007

                                                                      APPROXIMATE LEASABLE
                                                                     BUILDING SQUARE FOOTAGE
                                                                   ---------------------------
                                         YEAR                                      OWNED BY
                                     ORIGINALLY          LAND         OWNED/      TENANT ON       NUMBER      ANNUALIZED
                                      DEVELOPED          AREA       LEASED BY    LAND LEASED        OF       BASE RENT PER
LOCATION                             OR ACQUIRED        (ACRES)      COMPANY     FROM COMPANY    TENANTS       SQ. FT.(1)
--------                            -------------       -------      -------     ------------    --------   ---------------
   Lodi                                  1975              8.7       171,000            --           2             10.52


   Manalapan                             1971             26.3       194,000         2,000           5              9.37


   Marlton                               1973             27.8       173,000         7,000           8              8.46


   Middletown                            1963             22.7       180,000        52,000          20             12.53


   Morris Plains                         1985             27.0       172,000         1,000          17             11.27


   North Bergen                          1959              4.6         7,000        55,000           2             26.00

   North Plainfield(3)                   1989             28.7       217,000            --          15              9.25


   Totowa                                1957             40.5       178,000       139,000           7             16.91




   Turnersville                          1974             23.3        89,000         7,000           3              5.98

   Union                                 1962             24.1       264,000            --          12             18.75



   Vineland                              1966             28.0       143,000            --           2              4.82

   Watchung                              1959             53.8        50,000       116,000           6             18.57

   Woodbridge                            1959             19.7       233,000         3,000          10             14.59



NEW YORK
   Albany (Menands)                      1965             18.6       141,000            --           2              8.94



                                                                                          LEASE
                                                                                       EXPIRATION/
                                       PERCENT            PRINCIPAL TENANTS              OPTION          ENCUMBRANCES
LOCATION                              LEASED(1)     (30,000 SQUARE FEET OR MORE)       EXPIRATION         (THOUSANDS)
--------                              ---------     ----------------------------       ------------      -------------
   Lodi                                 100%      National Wholesale                   2013/2023              9,498(7)
                                                     Liquidators

   Manalapan                             83%      (2)                                    2002                12,675(7)
                                                  Best Buy                             2017/2032

   Marlton                               87%      Kohl's(2)                            2011/2031             12,325(7)
                                                  Shop-Rite                            2004/2009

   Middletown                            96%      (2)                                    2002                16,638(7)
                                                  Stop & Shop                          2009/2029

   Morris Plains                         96%      Kohl's                                 2023                12,179(7)
                                                  Shop-Rite                              2002

   North Bergen                          95%      Waldbaum's                           2012/2032              4,010(7)

   North Plainfield(3)                   98%      Kmart(8)                             2006/2016             11,010(7)
                                                  Pathmark                             2006/2011

   Totowa                               100%      Bed Bath & Beyond                    2013/2028             29,878(7)
                                                  Home Depot                           2020/2025
                                                  Marshalls                            2007/2012
                                                  Circuit City                         2018/2038

   Turnersville                         100%      (2)                                    2011                 4,134(7)

   Union                                 99%      (2)                                    2002                33,931(7)
                                                  Toys "R" Us                            2015
                                                  Cost Cutter Drug                       2002

   Vineland                              15%      --                                      --                     --

   Watchung                              97%      B.J.'s Wholesale                       2024                13,690(7)

   Woodbridge                            92%      (2)                                    2002                22,365(7)
                                                  A&P                                  2007/2014
                                                  Syms                                 2000/2005

NEW YORK
   Albany (Menands)                      74%      Fleet Bank                           2004/2014              6,289(7)
                                                  People of the State of NY            2004/2014

                                                                      APPROXIMATE LEASABLE
                                                                     BUILDING SQUARE FOOTAGE
                                                                   ---------------------------
                                         YEAR                                      OWNED BY
                                     ORIGINALLY          LAND         OWNED/      TENANT ON       NUMBER      ANNUALIZED
                                      DEVELOPED          AREA       LEASED BY    LAND LEASED        OF       BASE RENT PER
LOCATION                             OR ACQUIRED        (ACRES)      COMPANY     FROM COMPANY    TENANTS       SQ. FT.(1)
--------                            -------------       -------      -------     ------------    --------   ---------------
   Buffalo (Amherst)(3)                  1968             22.7       185,000       112,000           9              9.50




   Freeport                              1981             12.5       167,000            --           3             13.43


   New Hyde Park(3)                      1976             12.5       101,000            --           1             15.77

   North Syracuse                        1976             29.4        98,000            --           1              2.74

   Rochester
       (Henrietta)(3)                    1971             15.0       148,000            --          --             --

   Rochester                             1966             18.4            --            --           1             --

   Valley Stream (Green Acres)(3)        1958            100.0     1,517,000        79,000         142             (5)









 PENNSYLVANIA
   Allentown                             1957             86.8       267,000       354,000          20             10.90







   Bensalem                              1972             23.2       118,000         8,000          12              9.38

   Bethlehem                             1966             23.0       157,000         3,000          12              5.61


   Broomall                              1966             21.0       146,000        22,000           5              9.75

   Glenolden                             1975             10.0       101,000            --           2             17.64




                                                                                          LEASE
                                                                                       EXPIRATION/
                                       PERCENT            PRINCIPAL TENANTS              OPTION          ENCUMBRANCES
LOCATION                              LEASED(1)     (30,000 SQUARE FEET OR MORE)       EXPIRATION         (THOUSANDS)
--------                              ---------     ----------------------------       ------------      -------------
   Buffalo (Amherst)(3)                   81%     Circuit City                           2017                 7,088(7)
                                                  Media Play                           2007/2017
                                                  Toys "R" Us                            2013
                                                  T.J. Maxx                              2004

   Freeport                              100%     Home Depot                           2016/2021             14,971(7)
                                                  Cablevision                            2004

   New Hyde Park(3)                      100%     Stop & Shop                          2019/2029              7,556(7)

   North Syracuse                        100%     Reisman Properties                     2014                    --

   Rochester
      (Henrietta)(3)                       0%                                                                    --

   Rochester                             100%     Wal*Mart(6)                             (6)                    --

   Valley Stream(Green Acres)(3)          99%     Macy's                                2006/2036            159,851
                                                  Sterns(4)                            2007/2017
                                                  JC Penney                            2007/2012
                                                  Sears                                  2023
                                                  Kmart(8)                             2010/2038
                                                  Dime Savings Bank                      2020
                                                  Circuit City                         2021/2041
                                                  GreenPoint Bank                        2009
                                                  Waldbaum(4)                          2011/2039

 PENNSYLVANIA
   Allentown                             100%    (4)                                   2011/2031             23,512(7)
                                                  Shop-Rite                            2011/2021
                                                  Burlington Coat                        2017
                                                     Factory
                                                  Wal*Mart                             2024/2094
                                                  Sam's Wholesale                      2024/2094
                                                  T.J. Maxx                            2003/2013

   Bensalem                              100%     Kohl's(2)                            2020/2040              6,497(7)

   Bethlehem                              78%     Pathmark                             2008/2033              4,112(7)
                                                  Super Petz                           2005/2015

   Broomall                              100%     Giant Foods(2)                       2006/2026              9,888(7)

   Glenolden                              10%                                                                 7,416(7)

                                                                      APPROXIMATE LEASABLE
                                                                     BUILDING SQUARE FOOTAGE
                                                                   ---------------------------
                                         YEAR                                      OWNED BY
                                     ORIGINALLY          LAND         OWNED/      TENANT ON       NUMBER      ANNUALIZED
                                      DEVELOPED          AREA       LEASED BY    LAND LEASED        OF       BASE RENT PER
LOCATION                             OR ACQUIRED        (ACRES)      COMPANY     FROM COMPANY    TENANTS       SQ. FT.(1)
--------                            -------------       -------      -------     ------------    --------   ---------------
   Lancaster                             1966             28.0        64,000            --           3            2.93


   Levittown                             1964             12.8       104,000            --           1            5.98

   10th and Market
       Streets, Philadelphia             1994              1.8       271,000            --           6            9.35


   Upper Moreland                        1974             18.6       122,000            --           1            8.50

   York                                  1970             12.0       113,000            --          --           --

MARYLAND
   Baltimore (Belair Rd.)                1962             16.0       205,000         1,000           3            5.10


   Baltimore (Towson)                    1968             14.6       146,000         7,000           6           10.36


   Baltimore (Dundalk)                   1966             16.1       180,000         3,000          15            7.00


   Glen Burnie                           1958             21.2        66,000        56,000           5            8.39

   Hagerstown                            1966             13.9       148,000            --           4            2.77


CONNECTICUT
   Newington                             1965             19.2        32,000            --           4           18.02

   Waterbury                             1969             19.2       140,000         3,000           7            7.48


MASSACHUSETTS
   Chicopee                              1969             15.4       112,000         3,000           2            4.71

   Milford(3)                            1976             14.7        83,000            --           1            5.51

   Springfield                           1966             17.4         8,000       117,000           2           12.25



                                                                                           LEASE
                                                                                        EXPIRATION/
                                        PERCENT          PRINCIPAL TENANTS                OPTION          ENCUMBRANCES
LOCATION                               LEASED(1)   (30,000 SQUARE FEET OR MORE)         EXPIRATION         (THOUSANDS)
--------                               ---------   ----------------------------         ------------      -------------
   Lancaster                              88%      Weis Markets                         2008/2018                 --
                                                   Lowe's Home Center(6)                   (6)

   Levittown                             100%      (2)                                    2006                    --

   10th and Market
       Streets, Philadelphia              80%      Kmart(8)                             2010/2035              9,057(7)
                                                   Rouse Co.                            2012/2072

   Upper Moreland                        100%      Sam's Wholesale                      2010/2015              7,030(7)

   York                                    0%                                                                  4,157(7)

MARYLAND
   Baltimore (Belair Rd.)                 66%      Food Depot                             2003                    --
                                                   TJ Maxx(4)                           2004/2024

   Baltimore (Towson)                     78%      Staples                                2004                11,522(7)
                                                   Basics                               2005/2020

   Baltimore (Dundalk)                    60%      A & P                                  2007                 6,243(7)
                                                   Ollie's                              2003/2008

   Glen Burnie                            99%      Weis Markets                         2018/2053              5,929(7)

   Hagerstown                             64%      Big Lots                             2007/2017              3,322(7)
                                                   Weis Markets(4)                        2002

CONNECTICUT
   Newington                             100%      Wal*Mart(6)                          2020/2050              6,622(7)

   Waterbury                              82%      Toys "R" Us(4)                         2003                    --
                                                   Shaws Supermarkets(4)                2003/2018
                                                   Price Chopper                          2023
MASSACHUSETTS
   Chicopee                               83%      (2)                                    2002                    --

   Milford(3)                            100%      Kohl's(2)                              2019                    --


   Springfield                           100%      Wal*Mart                             2018/2092              3,161(7)

                                                                      APPROXIMATE LEASABLE
                                                                     BUILDING SQUARE FOOTAGE
                                                                   ---------------------------
                                         YEAR                                      OWNED BY
                                     ORIGINALLY          LAND         OWNED/      TENANT ON       NUMBER      ANNUALIZED
                                      DEVELOPED          AREA       LEASED BY    LAND LEASED        OF       BASE RENT PER
LOCATION                             OR ACQUIRED        (ACRES)      COMPANY     FROM COMPANY    TENANTS       SQ. FT.(1)
--------                            -------------       -------      -------     ------------    --------   ---------------
PUERTO RICO
(SAN JUAN)
   Montehiedra                           1997             57.1       525,000            --         100             16.97




   Las Catalinas (50% Ownership)         1998             35.0       343,000            --         114             35.17

                                                       -------    ----------     ---------        ----
TOTAL SHOPPING CENTERS                                 1,332.7    10,080,000     1,362,000         725            $11.38
                                                       =======    ==========     =========        ====

VORNADO'S OWNERSHIP INTEREST                           1,317.1     9,939,000     1,362,000
                                                       =======    ==========     =========



                                                                                           LEASE
                                                                                        EXPIRATION/
                                         PERCENT            PRINCIPAL TENANTS             OPTION        ENCUMBRANCES
LOCATION                                LEASED(1)     (30,000 SQUARE FEET OR MORE)      EXPIRATION       (THOUSANDS)
--------                                ---------     ----------------------------      ------------    -------------
PUERTO RICO
(SAN JUAN)
   Montehiedra                             98%          Kmart(8)                          2022/2072           60,359
                                                        Home Depot                        2022/2072
                                                        Marshalls                           2011
                                                        Caribbean Theatres                2021/2026

   Las Catalinas (50% Ownership)           98%          Kmart(8)                            2063              68,591
                                                        Sears(9)
                                                                                                          ----------
TOTAL SHOPPING CENTERS                     91%                                                            $  778,429
                                                                                                          ==========

VORNADO'S OWNERSHIP INTEREST               91%                                                            $  746,360
                                                                                                          ==========

(1) Represents annualized monthly base rent excluding ground leases, storage rent and rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) These leases are fully guaranteed by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), except in the case of Totowa which is guaranteed as to 70% of rent. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge at or prior to their expiration dates which begin in November 2002 in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other leases at or prior to their expiration dates which begin in November 2002.
(3)   These properties are ground leased. Below is a summary of the terms:

                                                         Lease Expiration/           Current
                Location                                 Option Expiration         Annual Rent
                --------                                 -----------------         -----------
                North Plainfield................                 2060            $      68,000
                Buffalo (Amherst)...............                 2017                   59,000
                New Hyde Park...................                 2029                  450,000
                Rochester (Henrietta)...........            2006/2056                   71,000
                Valley Stream (10% of land).....            2021/2039                  701,000
                Milford.........................                 2019                  175,000

(4) The tenant has ceased operations at this location but continues to pay rent in Allentown, Hechinger's mortgagee has assumed the lease.
(5) Annualized base rent per square foot is $13.98 in total and $35.98 for the mall tenants only.
(6) These tenants have leased land from the Company to construct their own buildings (Rochester - Wal*Mart - 205,000 square feet, Lancaster - Lowes - 170,000 square feet and Newington - Walmart - 132,000 square feet). Governmental approvals have been received and construction has commenced.
(7) These encumbrances are part of a cross-collateralized mortgage financing in the amount of $500,000,000 completed on March 1, 2000.
(8) On January 22, 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Kmart has announced that they are closing their store in the Plaza at Green Acres and has rejected the lease for a previously closed store in York. To date, none of the other leases have been assumed or rejected.
(9) Square footage excludes Sears store containing 139,000 square feet because Sears owns its land and buildings.

MERCHANDISE MART PROPERTIES

      The Merchandise Mart Properties are a portfolio of 9 properties containing an aggregate of 8.6 million square feet.

      Below is a breakdown of square feet by location and use as of December 31, 2001.

                                                                                               Showroom
                                                                                 ------------------------------------
                                        Number of                                                          Temporary
      Location                          Properties      Total        Office        Total      Permanent    Trade Show     Retail
      --------                          ----------    ---------     ---------    ---------    ---------    ----------    -------
      Chicago, Illinois...........           3        4,904,000     2,330,000    2,574,000    2,138,000       287,000    149,000
      HighPoint, North Carolina...           2        1,998,000            --    1,998,000    1,200,000       798,000         --
      Los Angeles, California.....           1          780,000            --      780,000      780,000            --         --
      Washington, D.C.............           3          876,000       511,000      365,000      329,000            --     36,000
                                         -----        ---------     ---------    ---------    ---------     ---------    -------
                                             9        8,558,000     2,841,000    5,717,000    4,447,000     1,085,000    185,000
                                         =====        =========     =========    =========    =========     =========    =======
      Occupancy rate..............                                        89%                       96%
                                                                    =========                 =========

OFFICE SPACE

      The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry during 2001:

               Industry                                           Percentage
               --------                                           ----------
               Government..............................               31%
               Service.................................               26%
               Telecommunications......................               12%
               Banking.................................               12%
               Insurance...............................               11%
               Pharmaceutical..........................                4%
               Other...................................                4%

The average lease term ranges from 3 to 5 years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2001:

                                                          Square Feet           2001
          Tenant                                            Leased            Revenues            Percentage
          ------                                            ------            --------            ----------
          General Services Administration.........          297,000         $  9,559,000             5.9%
          Bankers Life and Casualty...............          303,000            5,595,000             3.4%
          Ameritech...............................          234,000            4,750,000             2.9%
          Bank of America.........................          202,000            4,299,000             2.6%
          Chicago Transit Authority...............          251,000            3,834,000             2.3%

      As of February 1, 2002, the occupancy rate of the Merchandise Mart Properties' office space was 90%. The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                                  Average Annual
                                                                                    Escalated
                                          Rentable                                      Rent
                   Year End              Square Feet         Occupancy Rate       Per Square Foot
                   --------              -----------         --------------       ---------------
             2001.............            2,841,000               89%             $     23.84
             2000.............            2,869,000               90%                   23.52
             1999.............            2,414,000               93%                   20.12
             1998.............            2,274,000               95%                   19.68
             1997.............            2,160,000               91%                   19.50

      The following table sets forth as of December 31, 2001 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                  Annual Escalated
                                                                Percentage of Total            Rent of Expiring Leases
                        Number of           Square Feet of             Leased            ---------------------------------
Year                 Expiring Leases       Expiring Leases          Square Feet               Total        Per Square Foot
----                 ---------------       ---------------      -------------------      ---------------   ---------------
2002..........              33                 138,000                  5.5%              $    3,466,000       $   25.18
2003..........              16                  79,000                  3.1%                   1,736,000           21.99
2004..........              18                  92,000                  3.7%                   2,270,000           24.64
2005..........              13                 162,000                  6.4%                   3,710,000           22.92
2006..........              17                 307,000                 12.2%                   8,113,000           26.45
2007..........              14                 445,000                 17.7%                   8,656,000           19.44
2008..........              13                 502,000                 19.9%                  10,484,000           20.88
2009..........              10                 278,000                 11.0%                   5,799,000           20.85
2010..........               6                 358,000                 14.2%                  11,786,000           32.90
2011..........              --                      --                   --                           --              --

      In 2001, 36,000 square feet of office space was leased at a weighted average initial rent per square foot of $22.93, an increase of 11.6% over the weighted average escalated rent per square foot of $20.55 for the leases expiring. Following is the detail by building.

                                                                  2001 Leases
                                                      -----------------------------------
                                                                           Average Initial
                                                                              Rent Per
                                                      Square Feet          Square Foot(1)
                                                      -----------          --------------
             33 North Dearborn Street.........           14,000               $  21.04
             Merchandise Mart.................           13,000                  18.39
             Washington Office Center.........            7,000                  36.71
             350 North Orleans................            2,000                  21.50
                                                         ------
                Total.........................           36,000                  22.93
                                                         ======

      ----------
      (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

SHOWROOM SPACE

      The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift-ware, carpet, residential furnishings, crafts, apparel and design industries. The Merchandise Mart Properties own and operate five of the leading furniture and gift-ware trade shows including the contract furniture industry's largest annual trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

      The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry during 2001:

                            Industry                        Percentage
                            --------                        ----------
               Residential Design.............                  26%
               Gift...........................                  20%
               Residential Furnishings........                  15%
               Contract Furnishings...........                  15%
               Market Suites..................                  14%
               Apparel........................                   4%
               Casual Furniture...............                   4%
               Building Products..............                   2%

      As of February 1, 2002 the occupancy rate of the Merchandise Mart Properties' showroom space was 96%. The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                    Average Annual
                                      Rentable      Occupancy       Escalated Rent
              Year End              Square Feet        Rate         Per Square Foot
              --------              -----------     ----------    ------------------
       2001................          5,532,000          96%         $    22.26(1)
       2000................          5,044,000          98%              22.85(1)
       1999................          4,174,000          98%              21.29(1)
       1998................          4,266,000          95%              21.97(1)
       1997................          2,817,000          94%              20.94(1)

      ----------
      (1) Average annual escalated rent per square foot excluding the Market Square Complex was $28.81, $27.76, $25.72 and $22.13 for 2001, 2000,
            1999 and 1998 respectively.

      The following table sets forth as of December 31, 2001 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                    Annual Escalated
                                                                   Percentage of Total          Rent of Expiring Leases
                               Number of        Square Feet of          Leased             ------------------------------
    Year                    Expiring Leases     Expiring Leases       Square Feet              Total      Per Square Foot
    ----                    ---------------     ---------------    -------------------     -----------    ---------------
    2002.............              312              646,000              12.2%             $  12,764,000      $  19.75
    2003.............              289              645,000              12.2%                13,654,000         21.15
    2004.............              311              802,000              15.2%                13,698,000         17.08
    2005.............              136              501,000               9.5%                10,900,000         21.75
    2006.............              156              523,000               9.9%                 9,856,000         18.85
    2007.............               48              265,000               5.0%                 5,010,000         18.93
    2008.............               39              196,000               3.7%                 4,645,000         23.73
    2009.............               31              120,000               2.3%                 3,191,000         26.59
    2010.............               30              150,000               2.8%                 3,602,000         24.03
    2011.............               24              104,000               2.0%                 1,910,000         18.40

      In 2001, 524,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $22.40, a 17.5% increase over the weighted average escalated rent per square foot of $19.06 for the leases expiring. Following is the detail by building.

                                                                      2001 Leases
                                                           ----------------------------------
                                                                              Average Initial
                                                                                  Rent Per
                                                           Square Feet         Square Foot(1)
                                                           -----------         --------------
            Market Square Complex..................            208,000           $   14.71
            Merchandise Mart.......................            239,000               28.56
            L.A. Mart..............................             32,000               21.37
            Washington Design Center...............             31,000               27.33
            350 North Orleans......................             14,000               22.74
                                                               -------
                   Total...........................            524,000               22.40
                                                               =======

      ----------
      (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

      In addition, the Company leased 428,000 square feet of new space at a weighted average initial rent of $13.00 per square foot at the Plaza Suites on Main Street in High Point which was completed in October 2001.

RETAIL STORES

      The Merchandise Mart Properties' portfolio also contains approximately 185,000 square feet of retail stores which was 87% occupied at February 1, 2002.

MERCHANDISE MART PROPERTIES:

      The following table sets forth certain information for the Merchandise Mart Properties owned by the Company as of December 31, 2001.

                                                  YEAR                     APPROXIMATE
                                               ORIGINALLY      LAND          LEASABLE       NUMBER      ANNUALIZED      ANNUALIZED
                                               DEVELOPED       AREA      BUILDING SQUARE      OF      BASE RENT PER   ESCALATED RENT
                 LOCATION                     OR ACQUIRED     (ACRES)          FEET        TENANTS      SQ. FT.(1)    PER SQ. FT.(2)
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago                     1930           6.7        3,433,000         745       $   23.61       $    26.01











    350 North Orleans, Chicago                    1977           4.3        1,150,000         261           20.70            22.07







    33 North Dearborn Street, Chicago             2000           0.5          320,000          78           19.25            25.00

WASHINGTON, D.C.
    Washington Office Center                      1990           1.2          396,000          22           33.63            34.01

    Washington Design Center                      1919           1.2          388,000          82           27.87            28.23

    Other                                                        1.3           93,000           4           11.23            12.86

HIGH POINT, NORTH CAROLINA
    Market Square Complex                     1902 - 1989       13.8        1,997,000         270           13.50            13.92


CALIFORNIA
    L.A. Mart                                     2000           9.3          781,000         248           17.66            18.87
                                                                ----     ------------     -------
TOTAL MERCHANDISE MART PROPERTIES                               38.3        8,558,000       1,710       $   20.74       $    22.64
                                                                ====     ============     =======

                                                                                                          LEASE
                                                                                                       EXPIRATION/
                                                    PERCENT                PRINCIPAL TENANTS              OPTION       ENCUMBRANCES
                 LOCATION                          LEASED(1)         (30,000 SQUARE FEET OR MORE)       EXPIRATION      (THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
    Merchandise Mart, Chicago                        97%        Baker, Knapp & Tubbs                    2007/2013      $   250,000
                                                                Bankers Life & Casualty                 2008/2018
                                                                CCC Information Services                2008/2018
                                                                Chicago Teachers Union                     2005
                                                                Chicago Transit Authority               2007/2027
                                                                Holly Hunt Ltd.                            2008
                                                                Navtech                                    2007
                                                                Office of the Special Deputy
                                                                   Receiver                                2007
                                                                Beacon Hill/Masco                          2005
                                                                Steelcase                                  2007

    350 North Orleans, Chicago                       86%        21st Century Telecom/RCN                2012/2022           70,000
                                                                Ameritech                               2013/2021
                                                                Art Institute of Illinois               2009/2019
                                                                Bank of America                         2009/2019
                                                                Chicago Transit Authority               2007/2017
                                                                Fox Sports                              2007/2017
                                                                Fiserv Solutions                        2010/2020

    33 North Dearborn Street, Chicago                89%        --                                          --              19,000

WASHINGTON, D.C.
    Washington Office Center                         95%        General Services Administration            2010             46,572

    Washington Design Center                         99%        --                                          --              48,959

    Other                                            62%        District of Columbia                      M-T-M                 --

HIGH POINT, NORTH CAROLINA
    Market Square Complex                            98%        Century Furniture Company                  2004            106,826
                                                                La-Z-Boy                                   2004                 --

CALIFORNIA
    L.A. Mart                                        84%        --                                          --                  --
                                                                                                                       -----------
TOTAL MERCHANDISE MART PROPERTIES                    94%                                                               $   541,357
                                                                                                                       ===========

(1) Represents annualized monthly base rent excluding rent for leases which had not commenced as of December 31, 2001, which are included in percent leased.
(2) Represents annualized monthly base rent including tenant pass-throughs of operating expenses (exclusive of tenant electricity costs) and real estate taxes.

TEMPERATURE CONTROLLED LOGISTICS

      The Company has a 60% interest in the Vornado/Crescent Partnerships ("the Landlord") that own 89 refrigerated warehouses with an aggregate of approximately 445 million cubic feet. AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

      On March 11, 1999, the Vornado/Crescent Partnerships sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business for approximately $48,700,000 to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado/Crescent Partnerships ("the Landlord") which continue to own the real estate. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to, among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281,000 and $8,606,000 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812,000 of deferred rent of which the Company's share was $23,887,000. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

      During 2001, the Landlord completed a 125,000 square foot warehouse at its Atlanta, Georgia complex and has acquired the original 104,000 square foot warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions were completed at a total cost of $25,807,000.

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

      AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers during 2001 include:

                                                                   % of 2001
                                                                    Revenue
                                                                   ---------
                H.J. Heinz & Co.......................                16%
                Con-Agra, Inc.........................                 8%
                McCain Foods, Inc.....................                 5%
                Sara Lee Corp.........................                 5%
                Tyson Foods, Inc......................                 4%
                General Mills.........................                 4%
                J.R. Simplot..........................                 3%
                Flowers Industries, Inc...............                 3%
                Pro-Fac Cooperative, Inc..............                 2%
                Farmland Industries, Inc..............                 2%
                Other.................................                48%

TEMPERATURE CONTROLLED LOGISTICS PROPERTIES

The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2001:

                                                                                                                  SQUARE
                                                                            OWNED/            CUBIC FEET            FEET
          PROPERTY                           LOCATION                       LEASED           (IN MILLIONS)     (IN THOUSANDS)
          --------                           --------                       ------           -------------     --------------
    ALABAMA
         Birmingham                   West 25th Avenue                        Owned                2.0               85.6
         Montgomery                   Newcomb Avenue                          Owned                2.5              142.0
         Gadsden                      East Air Depot Road                    Leased                4.0              119.0
         Albertville                  Railroad Avenue                         Owned                2.2               64.5

     ARIZONA
         Phoenix                      455 South 75th Avenue                   Owned                2.9              111.5

     ARKANSAS
         Fort Smith                   Midland Boulevard                       Owned                1.4               78.2
         West Memphis                 South Airport Road                      Owned                5.3              166.4
         Texarkana                    Genoa Road                              Owned                4.7              137.3
         Russellville                 300 El Mira                             Owned                5.6              164.7
         Russellville                 203 Industrial Boulevard                Owned                9.5              279.4
         Springdale                   1200 N. Old Missouri Road               Owned                6.6              194.1

     CALIFORNIA
         Ontario                      Malaga Place                          Owned 24%              8.1              279.6
                                                                           Leased 76%
         Burbank                      West Magnolia Boulevard                 Owned                0.8               33.3
         Fullerton                    South Raymond Avenue                   Leased                2.8              107.7
         Pajaro                       Salinas Road                           Leased                1.4               53.8
         Los Angeles                  Jesse Street                            Owned                2.7              141.6
         Turlock                      5th Street                              Owned                2.5              108.4
         Watsonville                  West Riverside Drive                    Owned                5.4              186.0
         Turlock                      South Kilroy Road                       Owned                3.0              138.9
         Ontario                      Santa Ana Road                          Owned                1.9               55.9

                                                                                                                  SQUARE
                                                                            OWNED/            CUBIC FEET            FEET
          PROPERTY                           LOCATION                       LEASED           (IN MILLIONS)     (IN THOUSANDS)
          --------                           --------                       ------           -------------     --------------
     COLORADO
         Denver                       East 50th Street                      Owned 52%              2.8              116.3
                                                                           Leased 48%
     FLORIDA
         Tampa                        South Lois Avenue                       Owned                0.4               22.2
         Plant City                   South Alexander Street                  Owned                0.8               30.8
         Bartow                       U.S. Highway 17                         Owned                1.4               56.8
         Tampa                        50th Street                           Owned 80%              3.9              150.0
                                                                           Leased 20%
         Tampa                        Port of Tampa                           Owned                1.0               38.5

     GEORGIA
         Atlanta                      Xavier Drive, SW                        Owned               11.1              476.7
         Atlanta                      Lakewood Avenue, SW                     Owned                2.9              157.1
         Augusta                      Laney-Walker Road                       Owned                1.1               48.3
         Atlanta                      Westgate Parkway                        Owned               11.4              334.7
         Atlanta*                     1845 John Varley Court                  Owned                5.0              125.7
         Montezuma                    South Airport Drive                     Owned                4.2              175.8
         Atlanta                      Westgate Parkway                        Owned                6.9              201.6
         Thomasville                  121 Roseway Drive                       Owned                6.9              202.9

     IDAHO
         Burley                       U.S. Highway 30                         Owned               10.7              407.2
         Nampa                        4th Street North                        Owned                8.0              364.0

     ILLINOIS
         Rochelle                     AmeriCold Drive                         Owned                6.0              179.7
         East Dubuque                 18531 U.S. Route 20 West                Owned                5.6              215.4

     INDIANA
         Indianapolis                 Arlington Avenue                        Owned                9.1              311.7

     IOWA
         Fort Dodge                   Maple Drive                             Owned                3.7              155.8
         Bettendorf                   State Street                            Owned                8.8              336.0

                                                                                                                  SQUARE
                                                                            OWNED/            CUBIC FEET            FEET
          PROPERTY                           LOCATION                       LEASED           (IN MILLIONS)     (IN THOUSANDS)
          --------                           --------                       ------           -------------     --------------
     KANSAS
         Wichita                      North Mead                              Owned                2.8              126.3
         Garden City                  2007 West Mary Street                   Owned                2.2               84.6

     KENTUCKY
         Sebree                       1541 U.S. Highway 41 North              Owned                2.7               79.4

     MAINE
         Portland                     Read Street                             Owned                1.8              151.6

     MASSACHUSETTS
         Gloucester                   East Main Street                        Owned                1.9               95.5
         Gloucester                   Railroad Avenue                         Owned                0.3               13.6
         Gloucester                   Rogers Street                           Owned                2.8               95.2
         Gloucester                   Rowe Square                             Owned                2.4              126.4
         Boston                       Wildett Circle                          Owned                3.1              218.0

     MISSOURI
         Marshall                     West Highway 20                         Owned                4.8              160.8
         Carthage                     No. 1 Civil War Road                    Owned               42.0            2,564.7

     MISSISSIPPI
         West Point                   751 West Churchill Road                 Owned                4.7              180.8

     NEBRASKA
         Fremont                      950 South Schneider Street              Owned                2.2               84.6
         Grand Island                 East Roberts Street                     Owned                2.2              105.0

     NEW YORK
         Syracuse                     Farrell Road                            Owned               11.8              447.2

     NORTH CAROLINA
         Charlotte                    West 9th Street                         Owned                1.0               58.9
         Charlotte                    Exchange Street                         Owned                4.1              164.8
         Tarboro                      Sara Lee Road                           Owned                4.9              147.4

                                                                                                                  SQUARE
                                                                            OWNED/            CUBIC FEET            FEET
          PROPERTY                           LOCATION                       LEASED           (IN MILLIONS)     (IN THOUSANDS)
          --------                           --------                       ------           -------------     --------------
     OHIO
         Massillon*                   2140 17th Street SW                     Owned                5.5              163.2

     OKLAHOMA
         Oklahoma City                South Hudson                            Owned                0.7               64.1
         Oklahoma City                Exchange Street                         Owned                1.4               74.1

     OREGON
         Hermiston                    Westland Avenue                         Owned                4.0              283.2
         Milwaukie                    S.E. McLoughlin Blvd.                   Owned                4.7              196.6
         Salem                        Portland Road N.E.                      Owned               12.5              498.4
         Woodburn                     Silverton Road                          Owned                6.3              277.4
         Brooks                       Brooklake Road                          Owned                4.8              184.6
         Ontario                      N.E. First Street                       Owned                8.1              238.2

     PENNSYLVANIA
         Leesport                     RD2, Orchard Lane                       Owned                5.8              168.9
         Fogelsville                  Mill Road                               Owned               21.6              683.9

     SOUTH CAROLINA
         Columbia                     Shop Road                               Owned                1.6               83.7

     SOUTH DAKOTA
         Sioux Falls                  2300 East Rice Street                   Owned                2.9              111.5

     TENNESSEE
         Memphis                      East Parkway South                      Owned                5.6              246.2
         Memphis                      Spottswood Avenue                       Owned                0.5               36.8
         Murfreesboro                 Stephenson Drive                        Owned                4.5              106.4

     TEXAS
         Amarillo                     10300 South East Third Street           Owned                3.2              123.1
         Ft. Worth                    200 Railhead Drive                      Owned                3.4              102.0

     UTAH
         Clearfield                   South Street                            Owned                8.6              358.4

                                                                                                                  SQUARE
                                                                            OWNED/            CUBIC FEET            FEET
          PROPERTY                           LOCATION                       LEASED           (IN MILLIONS)     (IN THOUSANDS)
          --------                           --------                       ------           -------------     --------------
     VIRGINIA
         Norfolk                      East Princess Anne Road                 Owned                1.9               83.0
         Strasburg                    545 Radio Station Road                  Owned                6.8              200.0

     WASHINGTON
         Burlington                   South Walnut                            Owned                4.7              194.0
         Moses Lake                   Wheeler Road                            Owned                7.3              302.4
         Walla Walla                  14th Avenue South                       Owned                3.1              140.0
         Connell                      West Juniper Street                     Owned                5.7              235.2
         Wallula                      Dodd Road                               Owned                1.2               40.0
         Pasco                        Industrial Way                          Owned                6.7              209.0

     WISCONSIN
         Tomah                        Route 2                                 Owned                4.6              161.0
         Babcock                      1524 Necedah Road                       Owned                3.4              111.1
         Plover                       110th Street                            Owned                9.4              358.4
                                                                                             ---------       ------------
                                      TOTAL                                                      445.2           17,694.7
                                                                                             =========       ============

ALEXANDER'S PROPERTIES

      The Company owns 33.1% of Alexander's outstanding common shares. The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander's as of December 31, 2001.

                                                                    APPROXIMATE
                                                                  LEASABLE SQUARE         AVERAGE
                                               APPROXIMATE           FOOTAGE/           ANNUALIZED
                                              AREA IN SQUARE          NUMBER             BASE RENT
LOCATION                                     FEET/OR ACREAGE         OF FLOORS          PER SQ. FT.
--------                                     ---------------      ---------------       -----------
OPERATING PROPERTIES
  NEW YORK:
    Kings Plaza Regional Shopping
       Center--Brooklyn.................        24.3 acres          759,000/4(1)(2)      $  31.93
    Rego Park--Queens...................         4.8 acres          351,000/3(1)            31.12



    Flushing--Queens (3)................         44,975 SF          177,000/4(1)               --
    Third Avenue--Bronx.................         60,451 SF          173,000/4                7.86

  NEW JERSEY:
    Paramus--New Jersey.................        30.3 acres                 (4)                   (4)
                                                                  ---------
                                                                  1,460,000
                                                                  =========
DEVELOPMENT PROPERTIES
  NEW YORK:
    59th Street and Lexington
       Avenue--Manhattan................                --               --(5)

Rego Park II--Queens....................         6.6 acres               --


                                                                                            LEASE
                                                                   SIGNIFICANT           EXPIRATION/
                                                 PERCENT      TENANTS (30,000 SQUARE       OPTION
LOCATION                                         LEASED           FEET OR MORE)          EXPIRATION
--------                                         ------       ----------------------     ----------
OPERATING PROPERTIES
  NEW YORK:
    Kings Plaza Regional Shopping
       Center--Brooklyn.................            98%      Sears                         2023/2033
    Rego Park--Queens...................           100%      Bed Bath & Beyond               2013
                                                             Circuit City                    2021
                                                             Marshalls                     2008/2021
                                                             Sears                           2021
    Flushing--Queens (3)................             --                  --                   --
    Third Avenue--Bronx.................           100%      An affiliate of Conway          2023

  NEW JERSEY:
    Paramus--New Jersey.................           100%      IKEA Property, Inc.             2041


DEVELOPMENT PROPERTIES
  NEW YORK:
    59th Street and Lexington
       Avenue--Manhattan................                     Bloomberg L.P.
                                                             Hennes & Mauritz
Rego Park II--Queens....................

----------
(1)   Excludes parking garages.
(2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
(3)   Leased by the Company through January 2027.
(4) On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

(5) Alexander's has completed the excavation and foundation for its Lexington Avenue property development project. The development plan is to construct a 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices, and a residential portion consisting of condominium units. There can be no assurance that the residential portion will be built. The funding required for the proposed building will be in excess of $650,000,000. Alexander's is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with the Company.

      On May 1, 2001 Alexander's entered into a lease agreement with Bloomberg L.P. for approximately 700,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled by the tenant and significant penalties may apply.

      On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

      In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. ("Apollo") formed a joint venture to acquire general and limited partnership interests in the Newkirk real estate partnerships. Since its formation, the joint venture has acquired equity interests in 91 partnerships which own approximately 19.7 million square feet of real estate and first and second mortgages secured by a portion of these properties. The Company owned a 30% interest in the joint venture with the balance owned by Apollo. On January 1, 2002, the Newkirk partnerships were merged into The Newkirk Master Limited Partnership (the "MLP") to create a vehicle to enable the partners to have greater access to capital and future investment opportunities. In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. Further, the joint venture is the general partner of the MLP.

      The Company's investment in the joint venture at December 31, 2001 was comprised of:

      Investments in limited partnerships ..................      $145,107,000
      Mortgages and loans receivable .......................        39,511,000
      Other ................................................         6,916,000
                                                                  ------------
                                                                  $191,534,000
                                                                  ============

      The Company's share of the joint venture debt was approximately $263,952,000 at December 31, 2001.

      In conjunction with the merger, the MLP completed a $225,000,000 secured financing collateralized by its interests in the entities that own the properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing, on February 6, 2002 the MLP repaid approximately $28,200,000 of existing joint venture debt and distributed approximately $37,000,000 to the Company.

      The following table sets forth a summary of the real estate owned by the MLP and the Company's interest therein:

                                                                    Square Feet
                                                           ---------------------------------
                                                                                  Vornado's
                                            Number of                             Ownership
                                           Properties         Total                Interest
                                           ----------      ----------             ----------
               Office................            37         8,118,000             1,720,000
               Retail................           170         6,350,000             1,345,000
               Other.................            35         5,238,000             1,110,000
                                             ------        ----------             ---------
                                                242        19,706,000             4,175,000
                                             ======        ==========             =========

      As of February 1, 2002, the occupancy rate of the properties was 100%.

      The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

      Below is a listing of tenants which accounted for 2% or more of Newkirk Partnership's revenues in 2001:

                                                                     Feet          2001
              Tenant                                                Leased       Revenues           Percentage
              ------                                                ------       --------           ----------
              Raytheon .................................          2,336,000     $39,332,000            12.8%
              Albertson's Inc. .........................          3,025,000      28,755,000             9.4%
              The Saint Paul Co. .......................            530,000      25,410,000             8.3%
              Kaiser Alum & Chemical Corp(1) ...........            911,000      23,794,000             7.8%
              Honeywell ................................            728,000      19,529,000             6.4%
              Cummins Engine Company, Inc. .............            390,000      14,405,000             4.7%
              Federal Express ..........................            592,000      13,546,000             4.4%
              Owens-Illinois ...........................            707,000      13,363,000             4.4%
              Entergy Gulf States ......................            453,000      11,642,000             3.8%
              Stater Bros Markets ......................          1,434,000      10,354,000             3.4%

      ----------
      (1) On February 12, 2002, Kaiser Aluminum, which leases an office building located in Oakland, California filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, this lease has not been assumed or rejected.

      The following table sets forth lease expirations for each of the next 10 years, as of December 21, 2001, assuming that none of the tenants exercise their renewal options.

                                                                                               Annual Escalated
                             Number of                         Percentage of                Rent of Expiring Leases
                             Expiring       Square Feet of     Total Leased        -------------------------------------
Year                          Leases       Expiring Leases      Square Feet               Total          Per Square Foot
----                          ------       ---------------      -----------        ----------------      ---------------
2002.............                1               122,000            .2%            $     1,720,000         $    14.10
2003.............               33             1,679,000           8.5%                 22,828,000              13.60
2004.............                6               280,000           1.4%                  6,281,000              22.43
2005.............               29             1,310,000           6.7%                  7,935,000               6.06
2006.............               30             2,607,000          13.2%                 32,398,000              12.43
2007.............               35             3,017,000          15.3%                 38,021,000              12.60
2008.............               71             6,327,000          32.1%                 94,083,000              17.51
2009.............               30             2,823,000          14.3%                 72,195,000              25.57
2010.............                1               821,000           4.1%                  3,255,000               3.96
2011.............                2               155,000            .8%                  2,177,000              14.05

NEWKIRK MASTER LIMITED PARTNERSHIP

      The following table sets forth certain information for The Newkirk Master Limited Partnership Properties as of December 31, 2001.

                                                        APPROXIMATE LEASABLE      ANNUALIZED BASE
                                LOCATION               BUILDING SQUARE FOOTAGE    RENT PER SQ. FT.
                                --------               -----------------------    ----------------
OFFICE:
         ARKANSAS             Little Rock                         36,000             $  12.31
                              Pine Bluff                          27,000                13.63

         CALIFORNIA           El Segundo         (1)             192,000                14.09
                              El Segundo         (1)             995,000                14.09
                              El Segundo         (1)             192,000                14.09
                              Oakland            (1)             911,000                26.11
                              Walnut Creek,      (1)              55,000                37.52

         COLORADO             Colorado Springs                    71,000                31.13

         FLORIDA              Orlando            (1)             184,000                19.72
                              Orlando            (1)             357,000                12.29

         INDIANA              Columbus           (1)             390,000                36.93

         MARYLAND             Baltimore          (1)             530,000                47.94

         FLORIDA              Bridgeton          (1)              54,000                10.58

         NEW JERSEY           Carteret                            96,000                18.25
                              Elizabeth          (1)              30,000                25.73
                              Morris Township    (1)             225,000                26.47
                              Morris Township    (1)              50,000                29.71
                              Morris Township    (1)             137,000                26.26
                              Morris Township                    141,000                36.26
                              Morristown         (1)             316,000                27.26
                              Plainsboro         (1)               2,000                66.59

         NEVADA               Las Vegas                          282,000                21.83

         OHIO                 Miamisburg         (1)              61,000                22.06
                              Miamisburg         (1)              86,000                13.18
                              Toledo             (1)             707,000                18.89

         PENNSYLVANIA         Allentown                           71,000                 6.54

         TENNESSEE            Johnson City                        64,000                26.28
                              Kingport                            43,000                10.98
                              Memphis            (1)             521,000                21.74

         TEXAS                Beaumont           (1)             426,000                26.46
                              Beaumont           (1)              50,000                29.10
                              Bedford            (1)             207,000                24.00
                              Dallas             (1)             185,000                16.39
                              Dallas                             145,000                17.42
                              Garland            (1)             279,000                10.26
                                                               ---------
         Total Office                                          8,118,000                23.20
                                                               ---------

                                                                                           LEASE EXPIRATION/
                                LOCATION                       PRINCIPAL TENANTS           OPTION EXPIRATION
                                --------                       -----------------           -----------------
OFFICE:
         ARKANSAS             Little Rock                 Arkansas Power & Light Co.           2005/2030
                              Pine Bluff                  Entergy Gulf States                  2005/2030

         CALIFORNIA           El Segundo         (1)      Raytheon                             2008/2038
                              El Segundo         (1)      Raytheon                             2008/2038
                              El Segundo         (1)      Raytheon                             2008/2038
                              Oakland            (1)      Kaiser Alum & Chemical Corp.(2)      2008/2038
                              Walnut Creek,      (1)      Hercules Credit, Inc.                2007/2037

         COLORADO             Colorado Springs            Federal Express Corporation          2008/2038

         FLORIDA              Orlando            (1)      Martin Marietta Corporation          2003/2038
                              Orlando            (1)      Harcourt Brace & Company             2009/2039

         INDIANA              Columbus           (1)      Cummins Engine Company Inc.          2009/2039

         MARYLAND             Baltimore          (1)      USF&G                                2009/2039

         FLORIDA              Bridgeton          (1)      The Kroger Co.                       2006/2031

         NEW JERSEY           Carteret                    Supermarkets General Corp.           2011/2036
                              Elizabeth          (1)      Summit Bank                          2008/2038
                              Morris Township    (1)      Allied Signal Corp.                  2008/2038
                              Morris Township    (1)      Allied Signal Corp.                  2008/2038
                              Morris Township    (1)      Allied Signal Corp.                  2008/2038
                              Morris Township             Crum & Forster                       2009/2039
                              Morristown         (1)      Allied-Signal Corp.                  2008/2038
                              Plainsboro         (1)      Summit Bank                          2008/2038

         NEVADA               Las Vegas                   Nevada Power Company                 2014/2039

         OHIO                 Miamisburg         (1)      The Mead Corporation                 2003/2038
                              Miamisburg         (1)      Reed Elsevier, Inc.                  2003/2038
                              Toledo             (1)      Owens-Illinois                       2006/2036

         PENNSYLVANIA         Allentown                   First Union Corp.                    2005/2025

         TENNESSEE            Johnson City                Sun Trust Bank                       2006/2031
                              Kingport                    American Electric Power              2008/2038
                              Memphis            (1)      Federal Express Corporation          2009/2039

         TEXAS                Beaumont           (1)      Entergy Gulf States                  2007/2037
                              Beaumont           (1)      Allied Lakewood Bank                 2007/2037
                              Bedford            (1)      Team Bank                            2004/2039
                              Dallas             (1)      Allied Lakewood Bank                 2007/2037
                              Dallas                      Crum & Forster                       2009/2039
                              Garland            (1)      Raytheon                             2006/2036

         Total Office

                                                                                APPROXIMATE LEASABLE          ANNUALIZED BASE
                                            LOCATION                           BUILDING SQUARE FOOTAGE        RENT PER SQ. FT.
                                            --------                           -----------------------        ----------------
RETAIL:
             ALABAMA                      Dothan                     (1)                 54,000                      4.98
                                          Hunstville                 (1)                 60,000                      7.45
                                          Huntsville                 (1)                 58,000                      5.98
                                          Montgomery                 (1)                 54,000                      3.97
                                          Montgomery                                     66,000                     10.35
                                          Tuscaloosa                 (1)                 54,000                      4.22

             ARIZONA                      Bisbee                     (1)                 30,000                      9.06
                                          Tucson                     (1)                 37,000                      9.77

             CALIFORNIA                   Anaheim                    (1)                 26,000                      9.66
                                          Barstow                                        30,000                      8.11
                                          Beaumont                                       29,000                      7.67
                                          Calimesa                                       29,000                      9.61
                                          Colton                                         73,000                      6.11
                                          Colton                                         26,000                      8.28
                                          Corona                     (1)                 33,000                     13.35
                                          Corona                     (1)                  9,000                     26.43
                                          Costa Mesa                 (1)                 18,000                     14.52
                                          Costa Mesa                 (1)                 17,000                     15.98
                                          Desert Hot Springs         (1)                 29,000                      7.71
                                          Downey                                         39,000                     12.09
                                          Fontana                                        26,000                      8.60
                                          Garden Grove               (1)                 26,000                      9.37
                                          Glen Avon Heights          (1)                 42,000                      8.25
                                          Huntington Beach                               44,000                     12.61
                                          Indio                      (1)                 10,000                     22.70
                                          Lancaster                                      42,000                     12.75
                                          Livermore                  (1)                 53,000                     10.73
                                          Lomita                     (1)                 33,000                     10.24
                                          Mammoth Lakes              (1)                 44,000                     18.33
                                          Mojave                     (1)                 34,000                     11.26
                                          Ontario                    (1)                 24,000                     10.50
                                          Orange                     (1)                 26,000                     13.49
                                          Pinole                     (1)                 58,000                      7.16
                                          Pleasanton                                    175,000                      6.73
                                          Rancho Cucamonga                               24,000                      9.98
                                          Rialto                                         29,000                      7.89
                                          Rubidoux                                       39,000                      6.83
                                          San Bernadino                                  30,000                     11.37
                                          San Bernadino                                  40,000                      9.94
                                          San Diego                  (1)                226,000                     11.65
                                          Santa Ana                  (1)                 26,000                      9.93
                                          Santa Monica                                  150,000                      5.74
                                          Santa Rosa                 (1)                 22,000                      9.37
                                          Simi Valley                (1)                 40,000                     10.66
                                          Sunnymead                                      30,000                      8.15
                                          Ventura                    (1)                 40,000                     19.92
                                          Westminster                                    26,000                     12.50
                                          Yucaipa                                        31,000                      5.67

             COLORADO                     Aurora                                         41,000                      6.88
                                          Aurora                                         29,000                      9.25
                                          Aurora                     (1)                 42,000                      8.58
                                          Aurora                     (1)                 24,000                     21.26

                                                                                                                 LEASE EXPIRATION/
                                            LOCATION                              PRINCIPAL TENANTS              OPTION EXPIRATION
                                            --------                              -----------------              -----------------
RETAIL:
             ALABAMA                      Dothan                     (1)        Albertson's Inc.                     2005/2035
                                          Hunstville                 (1)        Albertson's Inc.                     2007/2037
                                          Huntsville                 (1)        Albertson's Inc.                     2006/2036
                                          Montgomery                 (1)        Albertson's Inc.                     2005/2010
                                          Montgomery                            Albertson's Inc.                     2007/2037
                                          Tuscaloosa                 (1)        Albertson's Inc.                     2005/2020

             ARIZONA                      Bisbee                     (1)        Safeway, Inc.                        2009/2039
                                          Tucson                     (1)        Safeway, Inc.                        2009/2039

             CALIFORNIA                   Anaheim                    (1)        Stater Bros. Markets                 2008/2038
                                          Barstow                               Stater Bros. Markets                 2008/2043
                                          Beaumont                              Stater Bros. Markets                 2008/2038
                                          Calimesa                              Stater Bros. Markets                 2008/2038
                                          Colton                                Stater Bros. Markets                 2008/2038
                                          Colton                                Stater Bros. Markets                 2008/2038
                                          Corona                     (1)        Stater Bros. Markets                 2003/2038
                                          Corona                     (1)        Mark C. Bloome                       2007/2037
                                          Costa Mesa                 (1)        Stater Bros. Markets                 2008/2038
                                          Costa Mesa                 (1)        Stater Bros. Markets                 2008/2038
                                          Desert Hot Springs         (1)        Stater Bros. Markets                 2008/2038
                                          Downey                                Albertson's Inc.                     2007/2037
                                          Fontana                               Stater Bros. Markets                 2008/2038
                                          Garden Grove               (1)        Stater Bros. Markets                 2008/2038
                                          Glen Avon Heights          (1)        Stater Bros. Markets                 2008/2038
                                          Huntington Beach                      Albertson's Inc.                     2009/2039
                                          Indio                      (1)        Mark C. Bloome                       2007/2037
                                          Lancaster                             Albertson's Inc.                     2009/2039
                                          Livermore                  (1)        Albertson's Inc.                     2006/2036
                                          Lomita                     (1)        Alpha Beta Company                   2006/2033
                                          Mammoth Lakes              (1)        Safeway, Inc.                        2007/2037
                                          Mojave                     (1)        Stater Bros. Markets                 2003/2038
                                          Ontario                    (1)        Stater Bros. Markets                 2008/2038
                                          Orange                     (1)        Stater Bros. Markets                 2008/2038
                                          Pinole                     (1)        Alpha Beta Company                   2011/2036
                                          Pleasanton                            Federated Department Stores          2012/2040
                                          Rancho Cucamonga                      Stater Bros. Markets                 2008/2038
                                          Rialto                                Stater Bros. Markets                 2008/2038
                                          Rubidoux                              Stater Bros. Markets                 2008/2038
                                          San Bernadino                         Stater Bros. Markets                 2008/2043
                                          San Bernadino                         Stater Bros. Markets                 2008/2038
                                          San Diego                  (1)        Nordstrom, Inc.                      2006/2041
                                          Santa Ana                  (1)        Stater Bros. Markets                 2008/2038
                                          Santa Monica                          Federated Department Stores          2012/2040
                                          Santa Rosa                 (1)        Albertson's Inc.                     2006/2036
                                          Simi Valley                (1)        Albertson's Inc.                     2008/2039
                                          Sunnymead                             Stater Bros. Markets                 2008/2043
                                          Ventura                    (1)        City of Buenaventura                 2013/2013
                                          Westminster                           Stater Bros. Markets                 2008/2038
                                          Yucaipa                               Stater Bros. Markets                 2008/2038

             COLORADO                     Aurora                                Albertson's Inc.                     2005/2035
                                          Aurora                                Albertson's Inc.                     2005/2035
                                          Aurora                     (1)        Albertson's Inc.                     2006/2036
                                          Aurora                     (1)        Safeway, Inc.                        2007/2037

                                                                               APPROXIMATE LEASABLE           ANNUALIZED BASE
                                            LOCATION                          BUILDING SQUARE FOOTAGE         RENT PER SQ. FT.
                                            --------                          -----------------------         ----------------
                                          Littleton                                      29,000                     11.20
                                          Littleton                                      39,000                     12.17

             FLORIDA                      Bradenton                  (1)                 60,000                     10.87
                                          Cape Coral                                     30,000                     10.98
                                          Casselberry                (1)                 68,000                     11.26
                                          Gainsville                                     41,000                      9.26
                                          Largo                                          54,000                      6.90
                                          Largo                                          40,000                     10.98
                                          Largo                                          30,000                      9.57
                                          Orlando                    (1)                 58,000                      5.67
                                          Pinellas Park                                  60,000                     11.74
                                          Port Richey                (1)                 54,000                      5.09
                                          Stuart                     (1)                 54,000                      5.61
                                          Tallahassee                (1)                 54,000                      5.25
                                          Venice                     (1)                 42,000                     12.60

             GEORGIA                      Atlanta                    (1)                  6,000                     33.11
                                          Atlanta                    (1)                  4,000                     37.25
                                          Chamblee                   (1)                  5,000                     35.81
                                          Cumming                    (1)                 14,000                     25.83
                                          Duluth                     (1)                  9,000                     26.52
                                          Forest Park                (1)                 15,000                     24.84
                                          Jonesboro                  (1)                  5,000                     29.19
                                          Stone Mountain             (1)                  6,000                     30.84

             IDAHO                        Boise                      (1)                 37,000                     14.08
                                          Boise                      (1)                 43,000                      7.13

             ILLINOIS                     Champaign                                      31,000                     12.31
                                          Freeport                                       30,000                      9.43
                                          Rock Falls                                     28,000                     10.77

             INDIANA                      Carmel                     (1)                 39,000                      9.85
                                          Lawrence                   (1)                 29,000                     16.11

             KENTUCKY                     Louisville                 (1)                 10,000                     11.98
                                          Louisville                 (1)                 40,000                     16.85

             LOUISIANA                    Baton Rouge                                    58,000                     12.21
                                          Minden                                         35,000                     11.55

             MONTANA                      Billings                   (1)                 41,000                      9.05
                                          Bozeman                    (1)                 21,000                      7.35

             NORTH CAROLINA               Jacksonville                                   23,000                      8.92
                                          Jefferson                  (1)                 23,000                      7.77
                                          Lexington                  (1)                 23,000                     14.78

             NEBRASKA                     Omaha                                          73,000                      9.60
                                          Omaha                                          66,000                     10.71
                                          Omaha                                          67,000                     10.99

             NEW JERSEY                   Garwood                    (1)                 52,000                     11.91

                                                                                                                 LEASE EXPIRATION/
                                            LOCATION                              PRINCIPAL TENANTS              OPTION EXPIRATION
                                            --------                              -----------------              -----------------
                                          Littleton                             Albertson's, Inc.                    2005/2035
                                          Littleton                             Albertson's Inc.                     2009/2039

             FLORIDA                      Bradenton                  (1)        Albertson's Inc.                     2007/2037
                                          Cape Coral                            Albertson's/Lucky Stores             2008/2038
                                          Casselberry                (1)        Albertson's Inc.                     2007/2037
                                          Gainsville                            Albertson's/Lucky Stores             2008/2038
                                          Largo                                 Albertson's Inc.                     2005/2035
                                          Largo                                 Albertson's/Lucky Stores             2008/2038
                                          Largo                                 Albertson's/Lucky Stores             2008/2038
                                          Orlando                    (1)        Albertson's Inc.                     2006/2036
                                          Pinellas Park                         Albertson's Inc.                     2007/2037
                                          Port Richey                (1)        Albertson's, Inc.                    2005/2035
                                          Stuart                     (1)        Albertson's Inc.                     2005/2035
                                          Tallahassee                (1)        Albertson's Inc.                     2005/2035
                                          Venice                     (1)        Albertson's Inc.                     2006/2036

             GEORGIA                      Atlanta                    (1)        Bank South, N.A.                     2009/2039
                                          Atlanta                    (1)        Bank South, N.A.                     2009/2039
                                          Chamblee                   (1)        Bank South, N.A.                     2009/2039
                                          Cumming                    (1)        Bank South, N.A.                     2009/2039
                                          Duluth                     (1)        Bank South, N.A.                     2009/2039
                                          Forest Park                (1)        Bank South, N.A.                     2009/2039
                                          Jonesboro                  (1)        Bank South, N.A.                     2009/2039
                                          Stone Mountain             (1)        Bank South, N.A.                     2009/2039

             IDAHO                        Boise                      (1)        Albertson's Inc.                     2007/2037
                                          Boise                      (1)        Albertson's Inc.                     2008/2039

             ILLINOIS                     Champaign                             Albertson's/Lucky Stores             2008/2038
                                          Freeport                              Albertson's/Lucky Stores             2008/2038
                                          Rock Falls                            Albertson's/Lucky Stores             2008/2038

             INDIANA                      Carmel                     (1)        Marsh Supermarkets, Inc.             2003/2038
                                          Lawrence                   (1)        Marsh Supermarkets, Inc.             2003/2038

             KENTUCKY                     Louisville                 (1)        The Kroger Co.                       2006/2036
                                          Louisville                 (1)        The Kroger Co.                       2006/2036

             LOUISIANA                    Baton Rouge                           Albertson's Inc.                     2007/2037
                                          Minden                                Safeway, Inc.                        2007/2037

             MONTANA                      Billings                   (1)        Safeway, Inc.                        2007/2015
                                          Bozeman                    (1)        Albertson's Inc.                     2005/2030

             NORTH CAROLINA               Jacksonville                          Food Lion, Inc.                      2003/2038
                                          Jefferson                  (1)        Food Lion, Inc.                      2003/2013
                                          Lexington                  (1)        Food Lion, Inc.                      2003/2038

             NEBRASKA                     Omaha                                 Albertson's Inc.                     2006/2036
                                          Omaha                                 Albertson's Inc.                     2007/2037
                                          Omaha                                 Albertson's Inc.                     2007/2037

             NEW JERSEY                   Garwood                    (1)        Supermarkets General Corp.           2006/2021

                                                                               APPROXIMATE LEASABLE           ANNUALIZED BASE
                                            LOCATION                          BUILDING SQUARE FOOTAGE         RENT PER SQ. FT.
                                            --------                          -----------------------         ----------------
             NEW MEXICO                   Albuquerque                (1)                 35,000                     18.70
                                          Las Cruces                 (1)                 30,000                     13.08

             NEVADA                       Las Vegas                                      38,000                      7.68
                                          Las Vegas                  (1)                 60,000                      7.57
                                          Las Vegas                  (1)                 38,000                     12.51
                                          Reno                       (1)                 42,000                     13.16

             NEW YORK                     Portchester                (1)                 59,000                     16.69

             OHIO                         Cincinnati                 (1)                 26,000                     14.80
                                          Columbus                   (1)                 34,000                     23.85
                                          Franklin                   (1)                 29,000                      9.17

             OKLAHOMA                     Lawton                     (1)                 31,000                     10.84
                                          Oklahoma City              (1)                 24,000                     17.02
                                          Oklahoma City              (1)                 32,000                      6.67

             OREGON                       Beaverton                                      42,000                     13.02
                                          Grants Pass                (1)                 34,000                      8.65
                                          Portland                                       42,000                      8.29
                                          Salem                                          52,000                      7.81

             PENNSYLVANIA                 Doylestown                                      4,000                     38.81
                                          Lansdale                                        4,000                     41.04
                                          Lima                                            4,000                     44.66
                                          Philadelphia                                   50,000                     14.49
                                          Philadelphia                                    4,000                     15.95
                                          Philadelphia                                    4,000                     36.58
                                          Philadelphia                                    4,000                     52.19
                                          Philadelphia                                    4,000                     11.77
                                          Philadelphia                                    4,000                     42.99
                                          Philadelphia                                    4,000                     49.12
                                          Philadelphia                                    4,000                     38.81
                                          Philadelphia                                    4,000                     39.09
                                          Philadelphia                                    4,000                     55.26
                                          Richboro                                        4,000                     36.02
                                          Wayne                                           4,000                     52.75

             SOUTH CAROLINA               Moncks Corner              (1)                 23,000                      6.59

             SOUTH DAKOTA                 Sioux Falls                (1)                 60,000                     12.04

             TEXAS                        Allen                                          41,000                      3.11
                                          Carrolton                  (1)                 61,000                      8.24
                                          Dallas                     (1)                 68,000                      8.29
                                          Ennis                                          44,000                      5.14
                                          Fort Worth                 (1)                 44,000                     13.72
                                          Garland                    (1)                 40,000                     17.05
                                          Granbury                   (1)                 35,000                     12.15
                                          Grand Prairie              (1)                 49,000                     10.02
                                          Greenville                 (1)                 48,000                      5.15
                                          Hillsboro                  (1)                 35,000                      9.62
                                          Houston                    (1)                 52,000                     14.86
                                          Huntsville                                     62,000                      4.02
                                          Lubbock                    (1)                 54,000                      4.59

                                                                                                                LEASE EXPIRATION/
                                            LOCATION                               PRINCIPAL TENANTS            OPTION EXPIRATION
                                            --------                               -----------------            -----------------
             NEW MEXICO                   Albuquerque                (1)       Safeway, Inc.                        2007/2037
                                          Las Cruces                 (1)       Albertson's Inc.                     2007/2037

             NEVADA                       Las Vegas                            Albertson's Inc.                     2005/2035
                                          Las Vegas                  (1)       Alpha Beta Company                   2006/2021
                                          Las Vegas                  (1)       Albertson's Inc.                     2008/2024
                                          Reno                       (1)       Albertson's Inc.                     2007/2037

             NEW YORK                     Portchester                (1)       Supermarkets General Corp.           2008/2023

             OHIO                         Cincinnati                 (1)       The Kroger Co.                       2006/2011
                                          Columbus                   (1)       The Kroger Co.                       2006/2036
                                          Franklin                   (1)       Marsh Supermarkets, Inc.             2003/2038

             OKLAHOMA                     Lawton                     (1)       Safeway, Inc.                        2009/2039
                                          Oklahoma City              (1)       Safeway, Inc.                        2007/2037
                                          Oklahoma City              (1)       Scrivner, Inc.                       2008/2038

             OREGON                       Beaverton                            Albertson's Inc.                     2009/2039
                                          Grants Pass                (1)       Safeway, Inc.                        2009/2039
                                          Portland                             Albertson's Inc.                     2006/2036
                                          Salem                                Albertson's Inc.                     2009/2039

             PENNSYLVANIA                 Doylestown                           Meritor Savings Bank                 2008/2038
                                          Lansdale                             Meritor Savings Bank                 2008/2038
                                          Lima                                 Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Supermarkets General Corp.           2005/2035
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Philadelphia                         Meritor Savings Bank                 2008/2038
                                          Richboro                             Meritor Savings Bank                 2008/2038
                                          Wayne                                Meritor Savings Bank                 2008/2038

             SOUTH CAROLINA               Moncks Corner              (1)       Food Lion, Inc.                      2003/2018

             SOUTH DAKOTA                 Sioux Falls                (1)       Albertson's Inc.                     2007/2037

             TEXAS                        Allen                                Wal-Mart Stores, Inc.                2005/2035
                                          Carrolton                  (1)       Skaggs Alpha Beta                    2006/2036
                                          Dallas                     (1)       The Kroger Co.                       2006/2019
                                          Ennis                                Wal-Mart Stores, Inc.                2005/2035
                                          Fort Worth                 (1)       Safeway, Inc.                        2007/2037
                                          Garland                    (1)       Safeway, Inc.                        2007/2037
                                          Granbury                   (1)       Safeway, Inc.                        2007/2037
                                          Grand Prairie              (1)       Safeway, Inc.                        2009/2039
                                          Greenville                 (1)       Safeway, Inc.                        2006/2036
                                          Hillsboro                  (1)       Safeway, Inc.                        2007/2037
                                          Houston                    (1)       The Kroger Co.                       2006/2036
                                          Huntsville                           Wal-Mart Stores, Inc.                2005/2035
                                          Lubbock                    (1)       Albertson's Inc.                     2005/2035

                                                                               APPROXIMATE LEASABLE           ANNUALIZED BASE
                                            LOCATION                          BUILDING SQUARE FOOTAGE         RENT PER SQ. FT.
                                            --------                          -----------------------         ----------------
                                          Midland                                        60,000                     10.53
                                          Rockdale                                       44,000                      3.80
                                          Rockwell                                       43,000                      4.03
                                          Taylor                                         62,000                      3.44
                                          Texarkana                  (1)                 46,000                      8.43
                                          Waxahachie                                     62,000                      3.45
                                          Woodville                                      44,000                      3.65

             UTAH                         Bountiful                  (1)                 50,000                      7.85
                                          Sandy                      (1)                 42,000                      8.11

             VIRGINIA                     Staunton                   (1)                 23,000                     17.67

             WASHINGTON                   Bothell                    (1)                 28,000                     $5.94
                                          Edmonds                    (1)                 35,000                      6.02
                                          Everett                    (1)                 35,000                     15.39
                                          Federal Way                                    42,000                      9.76
                                          Graham                     (1)                 45,000                      9.22
                                          Kent                                           42,000                     12.99
                                          Milton                     (1)                 45,000                     10.63
                                          Port Orchard               (1)                 28,000                      4.52
                                          Redmond                    (1)                 45,000                     11.26
                                          Spokane                                        42,000                      8.90
                                          Spokane                    (1)                 39,000                      9.63
                                          Woodinville                (1)                 30,000                      9.79

             WYOMING                      Cheyenne                                       12,000                     18.77
                                          Cheyenne                   (1)                 31,000                      6.87
                                          Douglas                                        12,000                     19.62
                                          Evanston                                       28,000                     15.12
                                          Evanston                                       10,000                     24.84
                                          Torrington                                     12,000                     16.28
                                                                                  -------------
             Total Retail                                                             6,350,000                     13.82
                                                                                  -------------

OTHER:
             ALABAMA                      Florence                   (1)                 42,000                     14.13

             ARIZONA                      Flagstaff                  (1)                114,000                     11.29
                                          Flagstaff                  (1)                 10,000                     70.58
                                          Sun City                   (1)                 10,000                     60.22

             CALIFORNIA                   Escondido                  (1)                 39,000                     44.18
                                          Colton                                        668,000                      4.78
                                          Long Beach                 (1)                478,000                     31.58
                                          Long Beach                 (1)                201,000                     13.24
                                          Palo Alto                  (1)                123,000                     32.37

             COLORADO                     Arvada                     (1)                 10,000                     68.48
                                          Ft. Collins                (1)                 10,000                     69.88
                                          Lakewood                   (1)                 10,000                     71.20

             FLORIDA                      Orlando                    (1)                205,000                      5.89

             MAINE                        North Berwick                                 821,000                      3.97

             NEW MEXICO                   Carlsbad                   (1)                 10,000                     55.40

                                                                                                                   LEASE EXPIRATION/
                                            LOCATION                                  PRINCIPAL TENANTS            OPTION EXPIRATION
                                            --------                                  -----------------            -----------------
                                          Midland                                 Albertson's Inc.                     2009/2039
                                          Rockdale                                Wal-Mart Stores, Inc.                2005/2035
                                          Rockwell                                Wal-Mart Stores, Inc.                2005/2035
                                          Taylor                                  Wal-Mart Stores, Inc.                2005/2035
                                          Texarkana                  (1)          Albertson's Inc.                     2006/2036
                                          Waxahachie                              Wal-Mart Stores, Inc.                2005/2035
                                          Woodville                               Wal-Mart Stores, Inc.                2005/2035

             UTAH                         Bountiful                  (1)          Skaggs Alpha Beta                    2006/2016
                                          Sandy                      (1)          Albertson's Inc.                     2006/2016

             VIRGINIA                     Staunton                   (1)          Albertson's Inc.                     2003/2038

             WASHINGTON                   Bothell                    (1)          Albertson's Inc.                     2005/2035
                                          Edmonds                    (1)          Albertson's Inc.                     2005/2025
                                          Everett                    (1)          Albertson's Inc.                     2007/2037
                                          Federal Way                             Albertson's, Inc.                    2007/2037
                                          Graham                     (1)          Safeway, Inc.                        2009/2039
                                          Kent                                    Albertson's Inc.                     2009/2039
                                          Milton                     (1)          Safeway, Inc.                        2009/2039
                                          Port Orchard               (1)          Albertson's Inc.                     2005/2025
                                          Redmond                    (1)          Safeway, Inc.                        2009/2039
                                          Spokane                                 Albertson's Inc.                     2005/2035
                                          Spokane                    (1)          Safeway, Inc.                        2009/2039
                                          Woodinville                (1)          Albertson's Inc.                     2006/2031

             WYOMING                      Cheyenne                                Key Bancshares of Wyoming            2004/2039
                                          Cheyenne                   (1)          Albertson's Inc.                     2006/2036
                                          Douglas                                 Key Bancshares of Wyoming            2004/2039
                                          Evanston                                Key Bancshares of Wyoming            2004/2039
                                          Evanston                                Key Bancshares of Wyoming            2004/2039
                                          Torrington                              Key Bancshares of Wyoming            2004/2039

             Total Retail


OTHER:
             ALABAMA                      Florence                   (1)          The Kroger Co.                       2008/2038

             ARIZONA                      Flagstaff                  (1)          Walgreen Arizona Drug Co.            2003/2033
                                          Flagstaff                  (1)          Kmart(2)                             2003/2053
                                          Sun City                   (1)          Kmart(2)                             2003/2053

             CALIFORNIA                   Escondido                  (1)          Albertson's/Lucky Stores             2002/2037
                                          Colton                                  Stater Bros. Markets                 2003/2038
                                          Long Beach                 (1)          Raytheon                             2008/2038
                                          Long Beach                 (1)          Raytheon                             2008/2038
                                          Palo Alto                  (1)          Xerox Corporation                    2008/2013

             COLORADO                     Arvada                     (1)          Kmart(2)                             2003/2053
                                          Ft. Collins                (1)          Kmart(2)                             2003/2053
                                          Lakewood                   (1)          Kmart(2)                             2003/2053

             FLORIDA                      Orlando                    (1)          Walgreen Co.                         2006/2031

             MAINE                        North Berwick                           United Technologies Corp.            2010/2035

             NEW MEXICO                   Carlsbad                   (1)          Kmart(2)                            2003/2053

                                                                               APPROXIMATE LEASABLE           ANNUALIZED BASE
                                            LOCATION                          BUILDING SQUARE FOOTAGE         RENT PER SQ. FT.
                                            --------                          -----------------------         ----------------
             NORTH CAROLINA               Charlotte                  (1)                 34,000                      6.69
                                          Concord                    (1)                 32,000                     14.04
                                          Mint Hill                  (1)                 23,000                     10.54
                                          New Bern                   (1)                 21,000                     11.42
                                          Thomasville                (1)                 21,000                     11.68

             PENNSYLVANIA                 New Kingston               (1)                430,000                      8.23

             SOUTH CAROLINA               N. Myrtle Beach            (1)                 37,000                      8.94

             TENNESSEE                    Chattanooga                (1)                 42,000                     15.17
                                          Memphis                    (1)                 75,000                     14.95
                                          Paris                      (1)                 31,000                     13.57
                                          Franklin                   (1)                289,000                      4.57
                                          Memphis                    (1)                780,000                      3.67

             TEXAS                        Lewisville                                    256,000                      8.24
                                          Corpus Christi             (1)                 10,000                     68.08
                                          El Paso                    (1)                 10,000                     44.79
                                          Euless                     (1)                 10,000                     64.33
                                          Lewisville                 (1)                 10,000                     70.69
                                          McAllen                    (1)                 10,000                     40.30
                                          Victoria                   (1)                 10,000                     45.08

             WISCONSIN                    Windsor                    (1)                356,000                      7.52
                                                                                  -------------
             Total Other                                                              5,238,000                     29.42
                                                                                  -------------

             GRAND TOTAL                                                             19,706,000
                                                                                  =============

                                                                                                                   LEASE EXPIRATION/
                                            LOCATION                                 PRINCIPAL TENANTS             OPTION EXPIRATION
                                            --------                                 -----------------             -----------------
             NORTH CAROLINA               Charlotte                  (1)          Food Lion Stores, Inc.               2003/2038
                                          Concord                    (1)          Food Lion Stores, Inc.               2003/2038
                                          Mint Hill                  (1)          Food Lion/Del Haize Group            2003/2038
                                          New Bern                   (1)          Food Lion Stores, Inc.               2003/2038
                                          Thomasville                (1)          Food Lion Stores, Inc.               2003/2038

             PENNSYLVANIA                 New Kingston               (1)          Hershey Foods Corporation            2008/2038

             SOUTH CAROLINA               N. Myrtle Beach            (1)          Food Lion Stores, Inc.               2003/2028

             TENNESSEE                    Chattanooga                (1)          The Kroger Co.                       2008/2038
                                          Memphis                    (1)          The Kroger Co.                       2008/2038
                                          Paris                      (1)          The Kroger Co.                       2008/2038
                                          Franklin                   (1)          United Technologies Corp.            2008/2038
                                          Memphis                    (1)          Sears Roebuck & Company              2007/2037

             TEXAS                        Lewisville                              Xerox Corporation                    2008/2038
                                          Corpus Christi             (1)          Kmart (2)                            1983/2033
                                          El Paso                    (1)          Kmart (2)                            1983/2033
                                          Euless                     (1)          Kmart (2)                            1983/2033
                                          Lewisville                 (1)          Kmart (2)                            1983/2033
                                          McAllen                    (1)          Kmart (2)                            1983/2033
                                          Victoria                   (1)          Kmart (2)                            1983/2033

             WISCONSIN                    Windsor                    (1)          Walgreen Co.                         2007/2032

             Total Other


             GRAND TOTAL


----------
(1)   100% building leasehold interest.
(2) These tenants filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, none of these leases have been assumed or rejected.

HOTEL PENNSYLVANIA

      The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

      The Hotel occupancy which is dependent on the travel industry was severely impacted by the events of September 11, 2001, accelerating a trend which began in the first quarter of 2001. Average occupancy for December 2001 was 53% as compared to 71% in December 2000. REVPAR was $52 in December 2001 as compared to $87 in December 2000.

      The following table presents rental information for the Hotel:

                                                                Year Ended December 31,
                                                       ------------------------------------------
                                                         2001             2000             1999
                                                       -------          -------           -------
            Average occupancy rate...............           63%              76%               80%
            Average daily rate...................      $   110          $   114           $   105
            REVPAR...............................      $    70          $    87           $    84

      As of December 31, 2001, the property's retail and office space was 56% and 61% occupied. 25 tenants occupy the retail and office space. Annual rent per square foot of retail and office space in 2001 was $50 and $21 compared to $45 and $17 in 2000.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

      The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. At February 1, 2002 the occupancy rate of the properties was 99%. The average term of a tenant's lease is three to five years.

      The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past three years.

                                                                         Average Annual
                                                       Occupancy           Rent Per
                         As of December 31,               Rate            Square Foot
                         ------------------            ---------          -----------
                      2001................                100%             $    3.67
                      2000................                 90%                  3.52
                      1999................                 92%                  3.37

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company's financial position or results of operation.

      On October 25, 2001, Primestone Investment Partners L.P. ("Primestone") defaulted on the repayment of its loan from the Company (See Item. 1, page 9, "Other Investments - Loan to Primestone Investment Partners, L.P."). On November 19, 2001, the Company commenced an action in the Delaware Court of Chancery against Primestone Investment Partners L.P. in connection with foreclosure proceedings with respect to the collateral under the loan agreement. Although Primestone is a special purpose entity with only one asset, units in Prime Group Realty, L.P., no operations, no employees and no operating income, it filed a Chapter 11 bankruptcy petition on November 19, 2001 in the United States Bankruptcy Court for the District of Delaware. The Company moved to dismiss Primestone's petition as bad faith filing. A federal bankruptcy judge granted the Company's motion on December 18, 2001.

      Following the bankruptcy court's dismissal of Primestone's petition, the Company attempted to reschedule the auction for January 25, 2002. Primestone appealed to the United States District Court for the District of Delaware, and the auction was stayed pending appeal. On January 28, 2002, the district court affirmed the bankruptcy court's decision. The Company has since attempted to reschedule the auction for a third time, but Primestone has appealed once again, this time to the United States Court of Appeals. Briefing for the appeal concluded on February 25, 2002 and the parties are currently awaiting a decision as to if and when oral argument will occur.

      On February 13, 2002, Primestone counterclaimed against the Company. In the counterclaim, Primestone alleges that the Company tortiously interfered with a prospective contract with Cadim, inc. Primestone alleges that the failure to consummate this alleged contract deprived it of the ability to repay its loans to the Company, and that the Company is attempting to obtain control of Prime Group Realty Trust, a publicly held affiliate of Primestone, at an artificially low price. Primestone seeks equitable relief, including a permanent injunction prohibiting the Company from foreclosing on collateral pledged by Primestone, and also demands damages totaling $150,000,000 plus costs and attorneys' fees. The parties commenced discovery on an expedited basis in preparation for a hearing on Primestone's motion for a preliminary injunction that was scheduled for February 22, 2002, but Primestone has indicated that it intends not to proceed with that motion in light of a stay granted by the United States Court of Appeals in Primestone's appeal from the dismissal of its bankruptcy case. On March 4, 2002, the Company filed an answer denying the essential allegations of the counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

                                                   PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                          AGE                DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                          ---                ------------------------------------------------------------
Steven Roth.............      60     Chairman of the Board, Chief Executive Officer and Chairman of the Executive
                                     Committee of the Board; the Managing General Partner of Interstate Properties, an
                                     owner of shopping centers and an investor in securities and partnerships; Chief
                                     Executive Officer of Alexander's, Inc. since March 1995 and a Director since 1989;
                                     Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli...      45     President and a Trustee since December 1996; Director of Alexander's, Inc. since
                                     December 1996; Director of Vornado Operating since 1998; Partner at Goldman, Sachs
                                     & Co. in charge of its real estate practice from December 1992 to December 1996;
                                     and Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum..........      55     Executive Vice President--Development since January 2000; Senior Managing Director at Tishman Speyer Properties in charge of its development activities in the United
                                     States from July 1998 to January 2000; and Managing Director of Development and
                                     Acquisitions at Tishman Speyer Properties prior to July 1998.

Michelle Felman.........      39     Executive Vice President--Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director-Global
                                     Acquisitions and Business Development of GE Capital from 1991 to July 1997.

Joseph Hakim............      53     Executive Vice President--Chief Operating Officer since September 2000; Chief
                                     Executive Officer of the Merchandise Mart Division since April 1998 (date acquired by the Company); President and Chief Executive Officer of Merchandise Mart
                                     Properties, Inc., the main operating subsidiary of Joseph P. Kennedy Enterprises,
                                     Inc. (the predecessor to the Merchandise Mart Division) from 1992 to April 1998.

Joseph Macnow...........      56     Executive Vice President--Finance and Administration since January 1998 and Chief
                                     Financial Officer since March 2001; Executive Vice President -- Finance and
                                     Administration of Vornado Operating since 1998; Vice President--Chief Financial
                                     Officer from 1985 to January 1998; Vice President--Chief Financial Officer of
                                     Alexander's, Inc. since August 1995.

Wendy Silverstein.......      41     Executive Vice President--Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1990.

David R. Greenbaum......      50     President of the New York Office Division since April 1997 (date of the Company's acquisition); President of Mendik Realty (the predecessor to the New York City
                                     Office Properties Division) from 1990 until April 1997.

Robert H. Smith.........      73     Chairman of Charles E. Smith Commercial Realty, a division of Vornado Realty Trust, since January 2002 (date acquired by the Company); Co-Chief Executive Officer and
                                     Co-Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the
                                     predecessor to Charles E. Smith Commercial Realty).

Richard T. Rowan........      55     Executive Vice President--Retail Real Estate Division from January 1982 to December 2001.

Sandeep Mathrani........      39     Executive Vice President--Retail Real Estate starting March 2002; Executive Vice
                                     President, Forest City Ratner from 1994 to February 2002.

Christopher Kennedy.....      38     President of the Merchandise Mart Division since September 2000; Executive Vice
                                     President of the Merchandise Mart from April 1998 to September 2000; Executive Vice
                                     President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Paul Larner.............      46     Chief Operating Officer and Chief Financial Officer of Charles E. Smith Commercial
                                     Realty, a division of Vornado Realty Trust since January 2002 (date acquired by the
                                     Company); Chief Financial Officer of Charles E. Smith Commercial Realty L.P. (the
                                     predecessor to Charles E. Smith Commercial Realty) from October 1997 until January 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for the units of the Operating Partnership. At December 31, 2001, there were 1263 unitholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                           2001            2000            1999            1998           1997
                                                       -----------     -----------     -----------     -----------     -----------
(in thousands, except unit and per unit amounts)

OPERATING DATA
Revenues:
      Property rentals ............................    $   841,999     $   695,078     $   591,270     $   425,496     $   168,321
      Expense reimbursements ......................        133,114         120,056          96,842          74,737          36,652
      Other income ................................         10,660          10,838           8,251           9,627           4,158
                                                       -----------     -----------     -----------     -----------     -----------

Total Revenues ....................................        985,773         825,972         696,363         509,860         209,131
                                                       -----------     -----------     -----------     -----------     -----------
Expenses:
      Operating ...................................        398,969         318,360         282,118         207,171          74,745
      Depreciation and amortization ...............        123,862          99,846          83,585          59,227          22,983
      General and administrative ..................         72,572          47,911          40,151          28,610          13,580
      Amortization of officer's deferred
        compensation expense ......................             --              --              --              --          22,917
      Costs of acquisitions not consummated .......          5,223              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Total Expenses ....................................        600,626         466,117         405,854         295,008         134,225
                                                       -----------     -----------     -----------     -----------     -----------
Operating Income ..................................        385,147         359,855         290,509         214,852          74,906
Income applicable to Alexander's ..................         24,548          17,363          11,772           3,123           7,873
Income from partially-owned entities ..............         80,612          86,654          78,560          32,025           4,658
Interest and other investment income ..............         54,385          32,926          18,359          24,074          23,767
Interest and debt expense .........................       (173,076)       (170,273)       (141,683)       (114,686)        (42,888)
Net gain on disposition of wholly-owned and
   partially-owned assets .........................          7,425          10,965              --           9,649              --
Minority interest .................................         (2,520)         (1,965)         (1,840)           (651)             --
                                                       -----------     -----------     -----------     -----------     -----------
Income before cumulative effect of change in
   accounting principle and extraordinary item ....        376,521         335,525         255,677         168,386          68,316
Cumulative effect of change in accounting principle         (4,110)             --              --              --              --
Extraordinary item ................................          1,170          (1,125)             --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Net income ........................................        373,581         334,400         255,677         168,386          68,316
Preferred unit distributions ......................        (36,505)        (38,690)        (33,438)        (21,690)        (15,549)
Preferential allocations ..........................        (94,310)        (86,046)        (44,812)        (13,543)         (7,293)
                                                       -----------     -----------     -----------     -----------     -----------
Net income applicable to Class A units ............    $   242,766     $   209,664     $   177,427     $   133,153     $    45,474
                                                       ===========     ===========     ===========     ===========     ===========

   Income per Class A Unit--basic .................    $      2.55     $      2.26     $      1.97     $      1.62     $       .83
   Income per Class A Unit--diluted ...............    $      2.47     $      2.20     $      1.94     $      1.59     $       .79
   Cash distributions declared for Class A Units ..    $      2.63     $      1.97     $      1.80     $      1.64     $      1.36

BALANCE SHEET DATA
   Total assets ...................................    $ 6,777,343     $ 6,403,210     $ 5,479,218     $ 4,425,779     $ 2,524,089
   Real estate, at cost ...........................      4,690,211       4,354,392       3,921,507       3,315,891       1,564,093
   Accumulated depreciation .......................        506,225         393,787         308,542         226,816         173,434
   Debt ...........................................      2,477,173       2,688,308       2,048,804       2,051,000         956,654
   Partners' Capital ..............................      4,024,235       3,519,417       3,262,630       2,203,054       1,492,329

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Index to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                         Page
                                                                                                         ----
        Overview..................................................................................         57
        Results of Operations:
               Years Ended December 31, 2001 and 2000.............................................         61
               Years Ended December 31, 2000 and 1999.............................................         68
        Supplemental Information:
               Summary of Net Income and EBITDA for the Three Months Ended
                   December 31, 2001 and 2000.....................................................         72
               Changes by segment in EBITDA for the Three Months Ended
                   December 31, 2001 and 2000.....................................................         74
               Leasing Activity...................................................................         75
               Pro forma Operating Results - CESCR Acquisition....................................         76
               Related Party Disclosure...........................................................         76
        Liquidity and Capital Resources:
               Cash Flows for the Years Ended December 31, 2001, 2000 and 1999....................         78
               Acquisition Activity, Certain Cash Requirements and Financing Activities and
                 Contractual Obligations..........................................................         82

      OVERVIEW

      The Company has operated over the periods presented in a generally favorable economic environment, although the Company's operating environment began to show signs of weakening in the first half of 2001. The Company's physical properties were not directly affected by the catastrophic events of September 11, 2001. Demand for New York City office space increased temporarily as a result of displaced tenants from buildings damaged or destroyed. The occupancy rate of the Company's New York City office portfolio increased from 95% at June 30, 2001 to 97% at December 31, 2001. The Company has experienced a significant reduction in occupancy at its Hotel Pennsylvania subsequent to September 11, 2001 accelerating a trend which began in the first quarter of 2001.

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

      Below is a summary of net income and EBITDA(1) by segment for the years ended December 31, 2001, 2000 and 1999. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 and 1999 have been reclassified to give effect to the consolidation of these entities, as if consolidated as of January 1, 1999.

($ in thousands)                                                                 December 31, 2001
                                                   -----------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                           Merchandise     Controlled
                                                     Total        Office         Retail        Mart        Logistics      Other
                                                   ---------     ---------     --------    -----------    ------------  --------
Rentals .......................................    $ 841,999     $ 463,234    $ 119,730     $ 197,668       $    --     $ 61,367
Expense reimbursements ........................      133,114        67,842       47,998        13,801            --        3,473
Other income ..................................       10,660         3,957        2,038         3,324            --        1,341
                                                   ---------     ---------     --------     ---------       -------     --------
Total revenues ................................      985,773       535,033      169,766       214,793            --       66,181
                                                   ---------     ---------     --------     ---------       -------     --------
Operating expenses ............................      398,969       217,965       58,996        83,107            --       38,901
Depreciation and amortization .................      123,862        71,548       17,349        25,397            --        9,568
General and administrative ....................       72,572        12,694          470        18,081            --       41,327
Costs of acquisitions not consummated .........        5,223            --           --            --            --        5,223
                                                   ---------     ---------     --------     ---------       -------     --------
Total expenses ................................      600,626       302,207       76,815       126,585            --       95,019
                                                   ---------     ---------     --------     ---------       -------     --------
Operating income ..............................      385,147       232,826       92,951        88,208            --      (28,838)
Income applicable to Alexander's ..............       24,548            --           --            --            --       24,548
Income from partially-owned entities ..........       80,612        32,746        1,914           149        17,447(4)    28,356
Interest and other investment income ..........       54,385         6,866          608         2,045            --       44,866
Interest and debt expense .....................     (173,076)      (54,559)     (55,466)      (33,354)           --      (29,697)
Net gain on disposition of wholly-owned and
  partially-owned assets ......................        7,425        12,445        3,050           160            --       (8,230)
Minority interest .............................       (2,520)       (2,466)          --           (40)           --          (14)
                                                   ---------     ---------     --------     ---------       -------     --------
Income before cumulative effect of change in
  accounting principle and extraordinary item .      376,521       227,858       43,057        57,168        17,447       30,991
Cumulative effect of change in accounting
  principle ...................................       (4,110)           --           --            --            --       (4,110)
Extraordinary item ............................        1,170            --           --            --            --        1,170
                                                   ---------     ---------     --------     ---------       -------     --------
Net income ....................................      373,581       227,858       43,057        57,168        17,447       28,051
Cumulative effect of change in accounting
  principle ...................................        4,110            --           --            --            --        4,110
Extraordinary item ............................       (1,170)           --           --            --            --       (1,170)
Minority interest .............................        2,520         2,466           --            40            --           14
Net gain on disposition of wholly-owned and
  partially-owned assets ......................      (15,655)      (12,445)      (3,050)         (160)           --           --
Interest and debt expense(3) ..................      270,357        95,875       58,023        33,354        26,459       56,646
Depreciation and amortization(3) ..............      188,859        91,208       18,834        25,397        33,815       19,605
Straight-lining of rents(3) ...................      (26,134)      (20,124)         787        (4,997)           --       (1,800)
Other .........................................      (12,586)       (4,673)          --            --           716       (8,629)(5)
                                                   ---------     ---------    ---------     ---------       -------     --------
EBITDA(1) .....................................    $ 783,882     $ 380,165    $ 117,651     $ 110,802       $78,437     $ 96,827
                                                   =========     =========    =========     =========       =======     ========

      See Supplemental Information on page 74 for the following data regarding the fourth quarters of 2001 and 2000: (i) a summary of net income and EBITDA by segment, (ii) details of the changes by segment in EBITDA and (iii) leasing activity. Further, the Supplemental Information contains data regarding (i) leasing activity for the year ended December 31, 2001, (ii) Condensed Pro forma Operating Results for the years ended December 31, 2001 and 2000 giving effect to the January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty as if it had occurred on January 1, 2000 and (iii) a summary of related party disclosures.

($ in thousands)                                          December 31, 2000 (after giving effect to consolidation of PSA's)
                                               ---------------------------------------------------------------------------------
                                                                                                     Temperature
                                                                                        Merchandise   Controlled
                                                 Total         Office       Retail          Mart      Logistics          Other
                                               ---------     ---------     ---------    -----------  -----------       ---------
Rentals ...................................    $ 788,469     $ 406,261     $ 129,902     $ 171,001     $     --        $  81,305
Expense reimbursements ....................      120,074        60,767        45,490        10,654           --            3,163
Other income ..............................       17,608         5,499         2,395         4,661           --            5,053
                                               ---------     ---------     ---------     ---------     --------        ---------
Total revenues ............................      926,151       472,527       177,787       186,316           --           89,521
                                               ---------     ---------     ---------     ---------     --------        ---------
Operating expenses ........................      379,524       199,424        55,671        74,553           --           49,876
Depreciation and amortization .............      108,109        58,074        17,464        21,984           --           10,587
General and administrative ................       63,468        10,401           667        16,330           --           36,070
Costs of acquisitions not consummated .....           --            --            --            --           --               --
                                               ---------     ---------     ---------     ---------     --------        ---------
Total expenses ............................      551,101       267,899        73,802       112,867           --           96,533
                                               ---------     ---------     ---------     ---------     --------        ---------
Operating income ..........................      375,050       204,628       103,985        73,449           --           (7,012)
Income applicable to Alexander's ..........       17,363            --            --            --           --           17,363
Income from partially-owned entities ......       79,694        29,210           667            --       28,778(4)        21,039
Interest and other investment income ......       33,798         6,162            --         2,346           --           25,290
Interest and debt expense .................     (179,380)      (62,162)      (53,180)      (38,569)          --          (25,469)
Net gain on disposition of wholly-owned and
   partially-owned assets .................       10,965         8,405         2,560            --           --               --
Minority interest .........................       (1,965)       (1,933)           --            --           --              (32)
                                               ---------     ---------     ---------     ---------     --------        ---------
Income before extraordinary item ..........      335,525       184,310        54,032        37,226       28,778           31,179
Extraordinary item ........................       (1,125)           --        (1,125)           --           --               --
                                               ---------     ---------     ---------     ---------     --------        ---------
Net income ................................      334,400       184,310        52,907        37,226       28,778           31,179
Extraordinary item ........................        1,125            --         1,125            --           --               --
Minority interest .........................        1,965         1,933            --            --           --               32
Net gain on disposition of wholly-owned and
   partially-owned assets .................      (10,965)       (8,405)       (2,560)           --           --               --
Interest and debt expense(3) ..............      260,573        96,224        55,741        38,566       27,424           42,618
Depreciation and amortization(3) ..........      167,268        76,696        18,522        20,627       34,015           17,408
Straight-lining of rents(3) ...............      (30,001)      (19,733)       (2,295)       (5,919)      (1,121)            (933)
Other .....................................       14,510            --        (1,654)        1,358        4,064(2)        10,742(5)
                                               ---------     ---------     ---------     ---------     --------        ---------
EBITDA(1) .................................    $ 738,875     $ 331,025     $ 121,786     $  91,858     $ 93,160        $ 101,046
                                               =========     =========     =========     =========     ========        =========

($ in thousands)                                            December 31, 1999 (after giving effect to consolidation of PSA's)
                                                   --------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                           Merchandise    Controlled
                                                      Total        Office        Retail        Mart       Logistics         Other
                                                   ---------     ---------     ---------   -----------   ------------      --------
Rentals .......................................    $ 675,313     $ 333,025     $ 125,510    $ 151,308      $     --        $ 65,470
Expense reimbursements ........................       95,658        42,198        43,326        8,245            --           1,889
Other income ..................................       12,542         4,572         1,702        1,831            --           4,437
                                                   ---------     ---------     ---------    ---------      --------        --------
Total revenues ................................      783,513       379,795       170,538      161,384            --          71,796
                                                   ---------     ---------     ---------    ---------      --------        --------
Operating expenses ............................      335,744       168,825        58,058       67,518            --          41,343
Depreciation and amortization .................       92,316        48,058        15,646       19,607            --           9,005
General and administrative ....................       57,092        10,797           358       13,044            --          32,893
Costs of acquisitions not consummated .........           --            --            --           --            --              --
                                                   ---------     ---------     ---------    ---------      --------        --------
Total expenses ................................      485,152       227,680        74,062      100,169            --          83,241
                                                   ---------     ---------     ---------    ---------      --------        --------
Operating income ..............................      298,361       152,115        96,476       61,215            --         (11,445)
Income applicable to Alexander's ..............       11,772            --            --           --            --          11,772
Income from partially-owned entities ..........       78,184        19,055           938           --        36,722          21,469
Interest and other investment income ..........       20,683         1,786            --        2,995            --          15,902
Interest and debt expense .....................     (151,483)      (49,624)      (27,635)     (31,685)           --         (42,539)
Minority interest .............................       (1,840)       (1,840)           --           --            --              --
                                                   ---------     ---------     ---------    ---------      --------        --------
Net income (loss) .............................      255,677       121,492        69,779       32,525        36,722          (4,841)
Minority interest .............................        1,840         1,840            --           --            --              --
Interest and debt expense(3) ..................      226,253        82,460        30,249       29,509        27,520          56,515
Depreciation and amortization(3) ..............      143,499        64,702        16,900       17,702        31,044          13,151
Straight-lining of rents(3) ...................      (25,359)      (16,386)       (2,120)      (4,740)       (1,698)           (415)
Other .........................................        7,451           365            --           --         2,054(2)        5,032
                                                   ---------     ---------     ---------    ---------      --------        --------
EBITDA(1) .....................................    $ 609,361     $ 254,473     $ 114,808    $  74,996      $ 95,642          69,442
                                                   =========     =========     =========    =========      ========        ========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000 and (ii) the add back of non-recurring unification costs.
(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(4) Net of $15,281 and $9,787 of rent not recognized as income in 2001 and 2000, respectively.
(5) Includes the reversal of $1,266 and $4,765 of expenses in connection with a deferred compensation arrangement in 2001 and 2000, respectively.

Other EBITDA is comprised of:

            ($ in thousands)                                                    2001             2000            1999
                                                                             --------          ---------       --------
            Newkirk Joint Ventures
               (30% interest):
                 Equity in EBITDA of limited partnerships .............      $ 54,695(1)       $  43,685       $ 38,465
                 Interest and other income ............................         8,700              7,300          1,331
                                                                             --------          ---------       --------
                       Total ..........................................        63,395             50,985         39,796
            Alexander's (33.1% interest) ..............................        19,362(2)          18,330         13,469
            Hotel Pennsylvania (3) ....................................        16,978(4)          26,866         21,200
            After-tax net gain on sale of Park Laurel
              condominium units .......................................        15,657                 --             --
            Write-off of net investment in the
                Russian Tea Room ("RTR") ..............................        (7,374)                --             --
            Write-off of net investments in technology companies ......       (16,513)                --             --
            Costs of acquisitions not consummated .....................        (5,223)                --             --
            Corporate general and administrative expenses .............       (41,327)           (36,070)       (32,893)
            Investment income and other ...............................        51,872             40,935         27,870
                                                                             --------          ---------       --------
                       Total ..........................................      $ 96,827          $ 101,046       $ 69,442
                                                                             ========          =========       ========

            ----------
            (1)   Reflects acquisitions of additional partnership interests.
            (2) Includes leasing fees of $2,500 in connection with Alexander's ground lease of its Paramus property to IKEA in the fourth quarter of 2001.
            (3) The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.
            (4) Average occupancy and REVPAR for the Hotel Pennsylvania for the year ended December 31, 2001 was 63% and $70 compared to 76% and $87 for the year ended December 31, 2000.

      The following table sets forth the percentage of the Company's EBITDA by segment for the years ended December 31, 2001, 2000 and 1999. The Pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously as if it had occurred on January 1, 2001.

                                                                   PERCENTAGE OF EBITDA
                                                       --------------------------------------------
                                                                  Years Ended December 31,
                                                       --------------------------------------------
                                                       Pro forma               Historical
                                                       ---------   --------------------------------
                                                         2001         2001         2000        1999
                                                       --------    --------      -------      -----
       Office:
         New York.................................        31%          38%          35%         32%
         CESCR....................................        26%          10%          10%         10%
                                                       -----        -----        -----        ----
         Total....................................        57%          48%          45%         42%
       Retail.....................................        12%          15%          16%         19%
       Merchandise Mart Properties................        12%          14%          12%         12%
       Temperature Controlled Logistics...........         8%          10%          13%         16%
       Other......................................        11%          13%          14%         11%
                                                       -----        -----        -----        ----
                                                         100%         100%         100%        100%
                                                       =====        =====          ===        ====

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

      Below are the details of the changes by segment in EBITDA.


($ in thousands)
                                                                                                     Temperature
                                                                                       Merchandise   Controlled
                                                Total        Office          Retail        Mart       Logistics        Other
                                                -----        ------          ------    -----------   ------------      -----
  Year ended December 31, 2000               $  738,875    $ 331,025       $ 121,786    $  91,858     $ 93,160      $  101,046
  2001 Operations:
       Same store operations(1)..........        32,485       37,731           3,305        7,508      (14,723)(3)      (1,336)
       Acquisitions, dispositions and
          non-recurring income and
          expenses.......................        12,522       11,409          (7,440)      11,436           --          (2,883)
                                             ----------    ---------       ---------    ---------     --------      ----------
  Year ended December 31, 2001               $  783,882    $ 380,165(2)    $ 117,651    $ 110,802      $78,437      $   96,827(4)
                                             ==========    =========       =========    =========     ========      ==========
       % increase in same
          store operations...............           4.4%        11.4%(2)         2.7%         8.2%       (15.8%)(3)       (1.3%)(4)
                                             ==========    =========       =========    =========     ========      ==========

----------
(1)   Represents operations which were owned for the same period in each year.
(2) EBITDA and the same store percentage increase was $295,222 and 13.7% for the New York City office portfolio and $84,943 and 3.6% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Landlord restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000, (ii) reduce 2002's contractual rent to $150,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500 to $9,500 effective January 1, 2000 and
      (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2001 from the warehouses it leases from the Landlord, is lower than last year by 4.2% and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $26,764 (a 14.4% decline). This decrease is attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281 and $8,606 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812 of deferred rent of which the Company's share was $23,887. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

(4) Included in "Other" is $2,422 of interest income from the $31,424 note receivable the Company has from Vornado Operating Company ("Vornado Operating"). Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company. The Company anticipates that the leases with Vornado Operating's investee may be restructured to provide additional cash flow and Vornado Operating's investee may sell non-core assets.

REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $985,773,000 in the year ended December 31, 2001 compared to $926,151,000 in the prior year, an increase of $59,622,000. These increases by segment resulted from:

                                                Date of                                                   Merchandise
($ in thousands)                              Acquisition       Total       Office          Retail           Mart        Other
                                              -----------       -----       ------          ------        ------------   -----
Property Rentals:
Acquisitions:
       7 West 34th Street ..............     November 2000    $ 12,162     $ 12,162        $     --        $     --     $     --
       33 North Dearborn Street ........     September 2000      3,928           --              --           3,928           --
       L.A. Mart .......................     October 2000        8,622           --              --           8,622           --
       715 Lexington Avenue ............     July 2001             861          861              --              --           --
Plaza Suites on Main Street expansion ..     September 2001      2,784           --              --           2,784           --
Dispositions ...........................                        (8,775)                      (8,775)(1)
Hotel Activity .........................                       (18,234)          --              --              --      (18,234)(3)
Trade Show Activity ....................                         4,490           --              --           4,490           --
Leasing activity .......................                        47,692       43,950          (1,397)(4)       6,843       (1,704)(2)
                                                              --------     --------        --------        --------     --------
Total increase in property rentals .....                        53,530       56,973         (10,172)         26,667      (19,938)
                                                              --------     --------        --------        --------     --------

Tenant expense reimbursements:
      Increase in tenant expense
         reimbursements due to
         acquisitions/dispositions .....                         4,664        2,874            (814)          2,604           --
      Other ............................                         8,376        4,201           3,322             543          310
                                                              --------     --------        --------        --------     --------
      Total increase in tenant
         expense reimbursements ........                        13,040        7,075           2,508           3,147          310
                                                              --------     --------        --------        --------     --------
Other income ...........................                        (6,948)      (1,542)           (357)         (1,337)      (3,712)
                                                              --------     --------        --------        --------     --------
Total increase in revenues .............                      $ 59,622     $ 62,506        $ (8,021)       $ 28,477     $(23,340)
                                                              ========     ========        ========        ========     ========

----------
(1) Results primarily from the 14th Street and Union Square property being taken out of service for redevelopment on February 9, 2001 and the sale of the Company's Texas properties on March 2, 2000.
(2) Results primarily from the termination of the Sports Authority lease at the Hotel Pennsylvania in January 2001.
(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 63% and $70 for the year ended December 31, 2001 and 76% and $87 for the year ended December 31, 2000.
(4) Reflects a decrease of $2,514 in property rentals arising from the straight-lining of rent escalations.

    See Supplemental Information on page 75 for details of leasing activity.

EXPENSES

      The Company's expenses were $600,626,000 in the year ended December 31, 2001, compared to $551,101,000 in the prior year, an increase of $49,525,000. This increase by segment resulted from:

($ in thousands)
                                                                                                       Merchandise
                                                          Total          Office          Retail            Mart           Other
                                                        --------        --------        --------       ------------     --------
      Operating:
          Acquisitions, dispositions and
             non-recurring items ..................     $  8,938        $  5,115        $   (253)       $  6,199        $ (2,123)
          Hotel activity ..........................       (3,331)             --              --              --          (3,331)(1)
          Same store operations ...................       13,838          13,426           3,578           2,355          (5,521)
                                                        --------        --------        --------        --------        --------

                                                          19,445          18,541           3,325           8,554         (10,975)
                                                        --------        --------        --------        --------        --------
      Depreciation and amortization:
          Acquisitions, dispositions and
             non-recurring items ..................        3,788           2,563            (277)          1,502              --
          Hotel activity ..........................        1,121              --              --              --           1,121
          Same store operations ...................       10,844          10,911             162           1,911          (2,140)
                                                        --------        --------        --------        --------        --------

                                                          15,753          13,474            (115)          3,413          (1,019)
                                                        --------        --------        --------        --------        --------
      General and Administrative:
          Other expenses ..........................        8,815           2,293            (197)          1,751           4,968
          Donations to Twin Towers
             Fund and NYC Fireman's Fund ..........        1,250              --              --              --           1,250
          Hotel activity ..........................       (1,605)             --              --              --          (1,605)
          Appreciation in value of Vornado
             shares and other securities held
             in officer's deferred
             compensation trust ...................          644              --              --              --             644
                                                        --------        --------        --------        --------        --------
                                                           9,104           2,293            (197)          1,751           5,257
                                                        --------        --------        --------        --------        --------
          Costs of acquisitions not
          consummated .............................        5,223              --              --              --           5,223
                                                        --------        --------        --------        --------        --------
                                                          49,525        $ 34,308        $  3,013        $ 13,718        $ (1,514)
                                                        ========        ========        ========        ========        ========

----------
(1) Includes $1,900 for the collection of a receivable from a commercial tenant of the Hotel in 2001 which was previously fully reserved.

INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $24,548,000 in the year ended December 31, 2001, compared to $17,363,000 in the prior year, an increase of $7,185,000. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

INCOME FROM PARTIALLY-OWNED ENTITIES

      In accordance with generally accepted accounting principles, the Company reflects the income it receives from (i) entities it owns less than 50% of and
(ii) entities it owns more than 50% of, but which have a partner who has the right to exercise significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the year ended December 31, 2001 as compared to the prior year:

($ in thousands)                                                                                       Starwood
                                                                                           Las         Ceruzzi
                                                                                        Catalinas       Joint
                                                             Total          CESCR          Mall        Venture
                                                           ---------      ---------     ---------     ---------
DECEMBER 31, 2001:
Revenues ................................                  $ 747,902      $ 382,502      $ 14,377      $ 1,252
Expenses:
    Operating, general and
      administrative.....................                   (180,337)      (135,133)       (2,844)        (820)
    Depreciation ........................                   (141,594)       (53,936)       (2,330)        (501)
    Interest expense ....................                   (236,996)      (112,695)       (5,705)          --
    Other, net ..........................                      6,181          1,975            --          275
                                                           ---------      ---------      --------      -------
Net Income ..............................                  $ 195,156      $  82,713      $  3,498      $   206
                                                           =========      =========      ========      =======

The Company's interest ..................                                        34%           50%          80%
Equity in net income ....................                  $  67,679      $  28,653      $  1,749      $   165
Interest and other income ...............                      7,579             --            --           --
Fee income ..............................                      5,354             --            --           --
                                                           ---------      ---------      --------      -------
Income from partially-owned entities ....                  $  80,612      $  28,653      $  1,749      $   165
                                                           =========      =========      ========      =======

DECEMBER 31, 2000:
Revenues ................................                  $ 698,712      $ 344,084      $ 14,386      $   303
Expenses:
    Operating, general and
      administrative ....................                   (175,135)      (129,367)       (3,817)      (1,740)
    Depreciation ........................                   (126,221)       (42,998)       (2,277)        (153)
    Interest expense ....................                   (218,234)       (98,565)       (4,812)          --
    Other, net ..........................                      2,113          3,553            --           --
                                                           ---------      ---------      --------      -------
Net Income ..............................                  $ 181,235      $  76,707      $  3,480      $(1,590)
                                                           =========      =========      ========      =======

The Company's interest ..................                                        34%           50%           80%
Equity in net income ....................                  $  67,392      $  25,724      $  1,817      $(1,150)
Interest and other income ...............                      6,768             --            --           --
Fee income ..............................                      5,534             --            --           --
                                                           ---------      ---------      --------      -------
Income from partially-owned entities ....                  $  79,694      $  25,724      $  1,817      $(1,150)
                                                           =========      =========      ========      =======

INCREASE (DECREASE) IN
    INCOME OF PARTIALLY-OWNED ENTITIES ..                  $     918      $   2,929      $    (68)     $ 1,315
                                                           =========      =========      ========      =======

($ in thousands)                                                                           Partially-
                                                              Temperature     Newkirk        owned      Management
                                                              Controlled       Joint        Office      Companies/
                                                              Logistics       Venture      Buildings      Other
                                                             ------------    ---------     ----------   -----------
DECEMBER 31, 2001:
Revenues ................................                     $ 126,957      $ 179,551      $ 43,263      $    --
Expenses:
    Operating, general and
      administrative ....................                        (8,575)       (13,630)      (19,335)          --
    Depreciation ........................                       (58,855)       (20,352)       (5,620)          --
    Interest expense ....................                       (44,988)       (65,611)       (7,997)          --
    Other, net ..........................                         2,108          4,942         1,759       (4,878)
                                                              ---------      ---------      --------      -------
Net Income ..............................                     $  16,647      $  84,900      $ 12,070      $(4,878)
                                                              =========      =========      ========      =======

Vornado's interest ......................                            60%            30%           34%          50%
Equity in net income ....................                     $   9,988      $  25,470      $  4,093      $(2,439)
Interest and other income ...............                         2,105          5,474            --           --
Fee income ..............................                         5,354             --            --           --
                                                              ---------      ---------      --------      -------
Income from partially-owned entities ....                     $  17,447      $  30,944      $  4,093      $(2,439)
                                                              =========      =========      ========      =======

DECEMBER 31, 2000:
Revenues ................................                     $ 154,467      $ 143,272      $ 42,200      $    --
Expenses:
    Operating, general and
      administrative ....................                        (9,029)       (10,652)      (20,530)          --
    Depreciation ........................                       (57,848)       (14,786)       (8,159)          --
    Interest expense ....................                       (46,639)       (58,284)       (9,934)          --
    Other, net ..........................                        (3,667)         2,557         2,561       (2,891)
                                                              ---------      ---------      --------      -------
Net Income ..............................                     $  37,284      $  62,107      $  6,138      $(2,891)
                                                              =========      =========      ========      =======

Vornado's interest ......................                            60%            30%           46%          98%
Equity in net income ....................                     $  22,370      $  18,632      $  2,832      $(2,833)
Interest and other income ...............                           874          5,894            --           --
Fee income ..............................                         5,534             --            --           --
                                                              ---------      ---------      --------      -------
Income from partially-owned entities ....                     $  28,778      $  24,526      $  2,832      $(2,833)
                                                              =========      =========      ========      =======

INCREASE (DECREASE) IN
    INCOME OF PARTIALLY-OWNED ENTITIES ..                     $ (11,331)     $   6,418      $  1,261      $   394
                                                              =========      =========      ========      =======

INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on marketable securities) was $54,385,000 for the year ended December 31, 2001, compared to $33,798,000 in the prior year, an increase of $20,587,000. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. on September 28, 2000 (20% effective rate).

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

      On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc. ("Cadim"), a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

      For financial reporting purposes, the gross amount of the loan, $106,768,000, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees.

      Included in interest and other investment income for the year ended December 31, 2001, is $2,422,000 of interest income from the $31,424,000 note receivable the Company has from Vornado Operating Company ("Vornado Operating"). Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424,000 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

INTEREST AND DEBT EXPENSE

      Interest and debt expense was $173,076,000 for the year ended December 31, 2001, compared to $179,380,000 in the prior year, a decrease of $6,304,000. This decrease resulted primarily from a $36,270,000 savings from a 289 basis point reduction in weighted average interest rate on variable rate debt partially offset by interest on higher average outstanding loan balances. Interest and debt expense includes amortization of debt issuance costs of $8,458,000 and $7,298,000 for the years ended December 31, 2001 and 2000.

NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the years ended December 31, 2001 and 2000:

            ($ in thousands)
                                                                                           2001                 2000
                                                                                         --------       -----------
            WHOLLY-OWNED ASSETS:
               Net gain from condemnation proceeding ..............................      $  3,050       $        --
               Write-off of investments in technology companies ...................       (16,513)               --
               Net gain on sale of other real estate ..............................            --            10,965
            PARTIALLY-OWNED ASSETS:
               After-tax net gain on sale of Park Laurel condominium units ........        15,657                --
               Net gain on sale of 570 Lexington Avenue ...........................        12,445                --
               Write-off of net investment in the Russian Tea Room ("RTR") ........        (7,374)               --
               Other ..............................................................           160                --
                                                                                         --------       -----------
                                                                                         $  7,425       $    10,965
                                                                                         ========       ===========

      NET GAIN FROM CONDEMNATION PROCEEDING

            In September 1998, Atlantic City condemned the Company's property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

      WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

            In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred rent liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

      550/600 MAMARONECK AVENUE

            On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated its net book value.

      NET GAIN ON SALE OF OTHER REAL ESTATE

            During 2000, the Company sold (i) its three shopping centers located in Texas for $25,750,000, resulting in a gain of $2,560,000 and (ii) its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

      PARK LAUREL CONDOMINIUM PROJECT

            In the third and fourth quarters of 2001, the Park Laurel Joint Venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000 and is after a charge of $3,953,000 (net of tax benefit of $1,826,000) for awards accrued under the venture's incentive compensation plan.

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

OTHER

      The Company recorded the cumulative effect of a change in accounting principle of $4,110,000 in the first quarter of 2001. The Company had previously marked-to-market changes in the value of stock purchase warrants through accumulated other comprehensive loss. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

      The Company recorded an extraordinary item of $1,170,000 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt. The Company incurred an extraordinary loss of $1,125,000 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with the prepayment of debt.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

      Below are the details of the changes by segment in EBITDA.

($ in thousands)                                                                                        Temperature
                                                                                         Merchandise    Controlled
                                                   Total       Office          Retail        Mart        Logistics          Other
                                                 --------     --------        --------   -----------  -------------      --------
Year ended December 31, 1999 ................    $609,361     $254,473        $114,808     $74,996       $ 95,642        $ 69,442
2000 Operations:
       Same store operations(1) .............      65,139       41,860           5,573      13,314         (2,482)(3)       6,874
       Acquisitions, dispositions
           and non-recurring income and
           expenses .........................      64,375       34,692           1,405       3,548             --          24,730
                                                 --------     --------        --------     -------       --------        --------
Year ended December 31, 2000 ................    $738,875     $331,025        $121,786     $91,858       $ 93,160        $101,046
                                                 ========     ========        ========     =======       ========        ========
       % increase in same
           store operations .................        10.7%        16.5%(2)         4.9%       17.8%          (2.6%)(3)        9.9%
                                                 ========     ========        ========     =======       ========        ========

----------
(1)   Represents operations, which were owned for the same period in each year.
(2) Same store percentage increase was 20.0% for the New York City office portfolio and 4.2% for the CESCR portfolio.
(3) Subsequent to March 11, 1999 (date the operations of the AmeriCold Logistics business were sold), the Company reflects its 60% share of the Vornado/Crescent Partnerships' (the "Landlord") equity in the rental income it receives from AmeriCold Logistics Company, its tenant, which leases the underlying temperature controlled warehouses used in its business. Prior to that date the Company reflected its equity in the operations.

      Total contractual rent was $35,672 and $160,494 for the fourth quarter and the year ended December 31, 2000, of which the tenant deferred $7,500 and $17,044. As at December 31, 2000, the balance of the tenant's deferred rent was as follows:

                                                                                  The Company's
                                                                   Total              Share
                                                                -----------       -------------
           2000:
              Quarter ended December 31..............           $     7,500        $    4,500
              Quarter ended September 30.............                 4,800             2,880
              Quarter ended June 30..................                 4,744             2,846
                                                                -----------        ----------
                                                                     17,044            10,226
           1999:
              Quarter ended December 31..............                 5,400             3,240
                                                                -----------        ----------
                                                                $    22,444        $   13,466
                                                                ===========        ==========

      In addition to the amounts deferred above, $1,956 applicable to the receivable arising from the straight-lining of rents was also deferred in the year ended December 31, 2000.

      Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $4,500 of income from this tenant in the quarter ended December 31, 2000 and $9,787 in the year ended December 31, 2000.

REVENUES

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $926,151,000 in the year ended December 31, 2000 compared to $783,513,000 in the prior year, an increase of $142,638,000. These increases by segment resulted from:

($ in thousands)
                                                   Date of                                             Merchandise
                                                 Acquisition        Total       Office       Retail       Mart       Other
                                                 -----------       --------     -------    ---------   -----------   -------
Property Rentals:
   Acquisitions:
   7 West 34th Street ....................      November 2000      $  2,428     $ 2,428      $   --      $    --    $    --
   33 North Dearborn Street ..............      September 2000        1,535          --          --        1,535         --
   L.A. Mart .............................      October 2000          2,709          --          --        2,709         --
   595 Madison Avenue ....................      September 1999       10,195      10,195          --           --         --
   Hotel Pennsylvania (20%) ..............      August 1999           4,638          --          --           --      4,638
   909 Third Avenue ......................      July 1999            16,223      16,223          --           --         --
   888 Seventh Avenue ....................      January 1999            765         765          --           --         --
   Student Housing Complex ...............      January 2000          4,227          --          --           --      4,227
   Leasing activity ......................                           70,436      43,625       4,392       15,449      6,970
                                                                   --------     -------      ------      -------    -------
   Total increase in property rentals ....                          113,156      73,236       4,392       19,693     15,835
                                                                   --------     -------      ------      -------    -------

Tenant expense reimbursements:
   Increase in tenant expense
     reimbursements due to
     acquisitions ........................                           10,733       9,071          --          899        763
   Other .................................                           13,683       9,498       2,164        1,510        511
                                                                   --------     -------      ------      -------    -------
   Total increase in tenant expense
     reimbursements ......................                           24,416      18,569       2,164        2,409      1,274
                                                                   --------     -------      ------      -------    -------
Other income .............................                            5,066         927         693        2,830        616
                                                                   --------     -------      ------      -------    -------
Total increase in revenues ...............                         $142,638     $92,732      $7,249      $24,932    $17,725
                                                                   ========     =======      ======      =======    =======

EXPENSES

      The Company's expenses were $551,101,000 in the year ended December 31, 2000, compared to $485,152,000 the prior year, an increase of $65,949,000. These increases by segment resulted from:

                                                                                                     Merchandise
      ($ in thousands)                                        Total          Office       Retail         Mart         Other
                                                            --------        --------     --------    -----------    --------
      Operating:
          Acquisitions .............................          23,639        $ 16,743     $     --      $ 2,310      $  4,586
          Same store operations ....................          20,141          13,856       (2,387)       4,725         3,947
                                                            --------        --------     --------      -------      --------
                                                              43,780          30,599       (2,387)       7,035         8,533
                                                            --------        --------     --------      -------      --------
      Depreciation and amortization:
          Acquisitions .............................           5,952           3,735           --          528         1,689
          Same store operations ....................           9,841           6,281        1,818        1,849          (107)
                                                            --------        --------     --------      -------      --------
                                                              15,793          10,016        1,818        2,377         1,582
                                                            --------        --------     --------      -------      --------
      General and Administrative:
          Appreciation in value of
             Vornado shares and other
             securities held in officer's
             deferred compensation
             trust .................................           5,105              --           --           --         5,105
         Other expenses ............................           1,271(1)         (396)         309        3,286        (1,928)
                                                            --------        --------     --------      -------      --------
                                                               6,376            (396)         309        3,286         3,177
                                                            --------        --------     --------      -------      --------
                                                              65,949        $ 40,219     $   (260)     $12,698      $ 13,292
                                                            ========        ========     ========      =======      ========

      ----------
      (1) This increase primarily resulted from higher payroll and professional fees.

INCOME APPLICABLE TO ALEXANDER'S

      Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $17,363,000 in the year ended December 31, 2000, compared to $11,772,000 in the prior year, an increase of $5,591,000. This increase resulted from interest income on higher outstanding loan balances to Alexander's.

INCOME FROM PARTIALLY-OWNED ENTITIES

      Income from partially-owned entities was $79,694,000 in the year ended December 31, 2000, compared to $78,184,000 in the prior year, an increase of $1,510,000. Below are the details by segment.

($ in thousands)
                                                                                                         Temperature
                                            Date of                                         Merchandise   Controlled
                                         Acquisition      Total         Office      Retail     Mart       Logistics      Other
                                         -----------      -----         ------      ------  -----------  ------------  ----------
Acquisitions:
 Newkirk Joint Ventures ...........         Various      $ 4,604        $    --     $  --     $    --    $    --       $ 4,604
 Other ............................         Various       (2,750)            --        --          --         --        (2,750)

Increase (decrease) in equity
 in income:
 Temperature Controlled
  Logistics .......................                       (7,944)(1)         --        --          --     (7,944)(1)        --
 CESCR ............................                        6,907          6,907        --          --         --            --
 Partially-owned
  office buildings ................                        1,089          1,089        --          --         --            --
 Other ............................                         (396)           663      (271)         --         --          (788)
                                                         -------        -------     -----     -------    -------       -------
                                                         $ 1,510        $ 8,659     $(271)    $    --    $(7,944)      $ 1,066
                                                         =======        =======     =====     =======    =======       =======

----------
(2) Reflects $9,787 of rent not recognized in the year ended December 31, 2000.

INTEREST AND OTHER INVESTMENT INCOME

      Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains on sales of marketable securities) was $33,798,000 for the year ended December 31, 2000, compared to $20,683,000 in the prior year, an increase of $13,115,000. This increase resulted primarily from the acquisition of NorthStar subordinated unsecured debt (22% effective rate) on September 19, 2000 and a loan to Primestone Investment Partners, L.P. (20% effective rate) on September 28, 2000.

INTEREST AND DEBT EXPENSE

      Interest and debt expense was $179,380,000 for the year ended December 31, 2000, compared to $151,483,000 in the prior year, an increase of $27,897,000. This increase resulted primarily from higher average outstanding balances and higher interest rates during the year.

NET GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

      Net gain on sale of real estate of $10,965,000 in the year ended December 31, 2000, resulted from (i) the sale of three Texas shopping center properties on March 2, 2000, for $25,750,000, resulting in a gain of $2,560,000 and (ii) the sale of the Company's Westport Connecticut office property on August 30, 2000 for $24,000,000 resulting in a gain of $8,405,000.

OTHER

      Preferred unit distributions were $38,690,000 for the year ended December 31, 2000, compared to $33,438,000 in the prior year, an increase of $5,252,000. The increase resulted from the issuance of the Company's Series B Cumulative Redeemable Preferred Shares in March 1999 and Series C Cumulative Redeemable Preferred Shares in May 1999.

      The Company incurred an extraordinary loss of $1,125,000 in the first quarter of 2000 due to the write-off of unamortized financing costs in connection with a prepayment of debt.

SUPPLEMENTAL INFORMATION

           THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

      Below is a summary of net income and EBITDA by segment for the three months ended December 31, 2001 and 2000. The results by segment for the three months ended December 31, 2000 have been reclassified to give effect to the consolidation of the Company's preferred stock affiliates ("PSAs") as if consolidated as of January 1, 2000.

($ in thousands)                                                       For The Three Months Ended December 31, 2001
                                                     --------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise  Controlled
                                                       Total         Office       Retail        Mart      Logistics    Other(3)
                                                     ---------     ---------     --------     --------     -------     --------
Rentals .........................................    $ 213,488     $ 117,659     $ 29,893     $ 52,151     $    --     $ 13,785
Expense reimbursements ..........................       30,263        11,333       14,141        3,635          --        1,154
Other income ....................................        3,072         1,595         (495)         882          --        1,090
                                                     ---------     ---------     --------     --------     -------     --------
Total revenues ..................................      246,823       130,587       43,539       56,668          --       16,029
                                                     ---------     ---------     --------     --------     -------     --------
Operating expenses ..............................       99,533        53,110       15,435       20,680          --       10,308
Depreciation and amortization ...................       32,636        18,753        4,280        7,141          --        2,462
General and administrative ......................       20,866         3,830           98        4,795          --       12,143
Costs of acquisitions not consummated ...........          223            --           --           --          --          223
                                                     ---------     ---------     --------     --------     -------     --------
Total expenses ..................................      153,258        75,693       19,813       32,616          --       25,136
                                                     ---------     ---------     --------     --------     -------     --------
Operating income ................................       93,565        54,894       23,726       24,052          --       (9,107)
Income applicable to Alexander's ................        3,126            --           --           --          --        3,126
Income from partially-owned entities ............       18,538         8,057       (1,095)         (70)      4,538        7,108
Interest and other investment income ............       10,454         1,100           88          268          --        8,998
Interest and debt expense .......................      (36,633)      (10,496)     (14,037)      (7,488)         --       (4,612)
Net gain on disposition of wholly-owned and
  partially-owned assets ........................        3,719            --           --          160          --        3,559
Minority interest ...............................       (1,027)         (987)          --          (40)         --           --
                                                     ---------     ---------     --------     --------     -------     --------
Net income ......................................       91,742        52,568        8,682       16,882       4,538        9,072
Minority interest ...............................        1,027           987           --           40          --           --
Net gain on disposition of wholly-owned and
  partially-owned assets ........................         (160)           --           --         (160)         --           --
Interest and debt expense(2) ....................       64,180        20,609       14,646        7,488       6,261       15,176
Depreciation and amortization(2) ................       52,386        24,106        4,972        7,141       8,604        7,563
Straight-lining of rents(2) .....................       (3,458)       (3,877)       1,931       (1,126)         --         (386)
Other ...........................................       (3,697)          218           --           --         494       (4,409)
                                                     ---------     ---------     --------     --------     -------     --------
EBITDA(1) .......................................    $ 202,020     $  94,611     $ 30,231     $ 30,265     $19,897     $ 27,016
                                                     =========     =========     ========     ========     =======     ========

($ in thousands)                                                     For the Three Months Ended December 31, 2000
                                                                     (after giving effect to consolidation of PSAs)
                                                  ------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                         Merchandise   Controlled
                                                    Total         Office       Retail        Mart      Logistics         Other
                                                  ---------     ---------     --------     --------    -----------      --------
Rentals ......................................    $ 211,326     $ 103,095     $ 35,052     $ 44,834     $     --        $ 28,345
Expense reimbursements .......................       29,772        13,817       11,556        3,323           --           1,076
Other income .................................       10,507         2,450          305        1,142           --           6,610
                                                  ---------     ---------     --------     --------     --------        --------
Total revenues ...............................      251,605       119,362       46,913       49,299           --          36,031
                                                  ---------     ---------     --------     --------     --------        --------
Operating expenses ...........................      103,522        52,121       15,292       19,040           --          17,069
Depreciation and amortization ................       30,967        15,805        3,979        7,192           --           3,991
General and administrative ...................       16,808         1,186          454        5,742           --           9,426
                                                  ---------     ---------     --------     --------     --------        --------
Total expenses ...............................      151,297        69,112       19,725       31,974           --          30,486
                                                  ---------     ---------     --------     --------     --------        --------
Operating income .............................      100,308        50,250       27,188       17,325           --           5,545
Income applicable to Alexander's .............        6,282            --           --           --           --           6,282
Income from partially-owned entities .........       11,803         7,170         (320)        (242)       4,094(3)        1,101
Interest and other investment income .........       15,298         3,475           (8)       1,430           --          10,401
Interest and debt expense ....................      (55,176)      (16,435)     (15,178)     (11,944)          --         (11,619)
Minority interest ............................         (495)         (499)          --           --           --               4
                                                  ---------     ---------     --------     --------     --------        --------
Net income ...................................       78,020        43,961       11,682        6,569        4,094          11,714
Minority interest ............................          495           499           --           --           --              (4)
Interest and debt expense(2) .................       70,755        24,263       15,794       10,706        6,478          13,514
Depreciation and amortization(2) .............       46,913        21,137        4,345        5,835        9,593           6,003
Straight-lining of rents(2) ..................       (5,860)       (3,916)        (318)      (1,396)        (136)            (94)
Other ........................................        7,546           252       (1,923)       1,358        3,706(4)        4,153(5)
                                                  ---------     ---------     --------     --------     --------        --------
EBITDA(1) ....................................    $ 197,869     $  86,196     $ 29,580     $ 23,072     $ 23,735        $ 35,286
                                                  =========     =========     ========     ========     ========        ========

----------
(1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
(2) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(3) Net of $7,630 and $4,500 of rent not recognized as income the fourth quarter of 2001 and 2000, respectively.
(4) Includes the reversal of income taxes which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REITs in 2000.
(5) Net of $2,272, the Company's share of the reversal of Alexander's stock appreciation rights expense in the fourth quarter of 2000.

      Other EBITDA is comprised of:

            ($ in thousands)
                                                                            2001              2000
                                                                          --------          --------
            Newkirk Joint Ventures (30% interest):
               Equity in income of limited partnerships .........         $ 14,238          $ 11,199
               Interest and other income ........................            4,155             2,300
                                                                          --------          --------
                       Total ....................................           18,393            13,499
            Alexander's (33.1% interest) ........................            3,417(1)          7,510
            Hotel Pennsylvania ..................................            2,671(2)          9,826
            After-tax net gain on sale of Park Laurel
              condominium units .................................            1,788                --
            Corporate general and administrative expenses .......          (12,143)           (9,426)
            Investment income and other .........................           12,890            13,877
                                                                          --------          --------
                       Total ....................................         $ 27,016          $ 35,286
                                                                          ========          ========

            ----------
            (1) Reflects a charge of $1,684 representing the Company's share of Alexander's write-off of (i) Paramus development costs and
                  (ii) professional fees in connection with its Lexington Avenue development project.
            (2) Average occupancy and REVPAR for the Hotel Pennsylvania for the three months ended December 31, 2001 was 53.1% and $53.86 compared to 78.6% and $93.97 for the three months ended December 31, 2000.

      Below are the details of the changes by segment in EBITDA.

                                                                                                          Temperature
($ in thousands)                                                                          Merchandise     Controlled
                                                 Total        Office          Retail         Mart          Logistics       Other
                                               --------      --------        --------     -----------     -----------     --------
  Three months ended
         December 31, 2000 ...............     $197,869      $ 86,196        $ 29,580       $23,072        $ 23,735       $ 35,286
  2001 Operations:
         Same store operations(1) ........        1,493        10,176           1,174         2,157          (3,838)        (8,176)
         Acquisitions, dispositions
            and non-recurring
            income and expenses ..........        2,658        (1,761)           (523)        5,036              --            (94)
                                               --------      --------        --------       -------        --------       --------
  Three months ended
         December 31, 2001 ...............     $202,020      $ 94,611(2)     $ 30,231       $30,265        $ 19,897       $ 27,016
                                               ========      ========        ========       =======        ========       ========
         % increase in same
             store operations ............           .8%         11.8%(2)         4.0%          9.3%          (16.2%)        (23.2%)
                                               ========      ========        ========       =======        ========       ========

--------
(1)   Represents operations, which were owned for the same period in each year.
(2) EBITDA and same store percentage increase was $72,739 and 14.7% for the New York City office portfolio and $21,872 and 3.0% for the CESCR portfolio.

      Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2001 compared to the three months ended September 30, 2001:

                                                                                                          Temperature
($ in thousands)                                                                           Merchandise    Controlled
                                                    Total         Office          Retail       Mart        Logistics        Other
                                                  ---------      --------        -------   -----------    ------------    --------
Three months ended
       September 30, 2001 ....................    $ 203,528      $ 95,526        $29,003     $26,987        $18,393       $ 33,619
2001 Operations:
       Same store operations(1) ..............        5,820         1,877          1,001       3,278(2)       1,504(3)      (1,840)
       Acquisitions , dispositions
           and non-recurring
           income and expenses ...............       (7,328)       (2,792)           227          --             --         (4,763)
                                                  ---------      --------        -------     -------        -------       --------
Three months ended
       December 31, 2001 .....................    $ 202,020      $ 94,611        $30,231     $30,265        $19,897       $ 27,016
                                                  =========      ========        =======     =======        =======       ========
       % increase in same
           store operations ..................          2.9%          2.0%(1)        3.5%       12.1%           8.2%          (5.5%)
                                                  =========      ========        =======     =======        =======       ========

----------
(1) EBITDA and same store percentage increase was $72,739 and 1.7% for the New York City office portfolio and $21,872 and 3.0% for the CESCR portfolio.
(2)   Reflects higher income due to timing of trade shows.
(3)   Primarily due to seasonality of tenant's operations.

LEASING ACTIVITY

      The following table sets forth leasing activity for space previously occupied for the three months ended December 31, 2001 and for the years ended December 31, 2001 and 2000.

                                                           Office                              Merchandise Mart
                                                      ---------------------                ----------------------   Temperature
(square feet in thousands)                            New York                                                      Controlled
                                                        City       CESCR(1)     Retail     Office(2)  Showroom(2)    Logistics
                                                      ---------    --------    --------    ---------  -----------   ------------
AS OF DECEMBER 31, 2001:
   Square feet ..................................      14,300       4,386       11,301       2,840       5,532         17,695
   Cubic feet ...................................          --          --           --          --          --        445,200
   Number of properties .........................          22          51           55           9           9             89
   Occupancy rate ...............................          97%         95%          92%         89%         96%            81%

   LEASING ACTIVITY:
     For the quarter ended
        December 31, 2001:
           Square feet ..........................         237          38           32          10         106             --
           Rent per square foot:
             Initial rent (3) ...................      $46.80       $31.59      $23.64       $19.21      $23.02            --
             Prior escalated rent ...............      $32.95       $29.99      $19.24       $11.26      $18.01            --
             Percentage increase ................          42%          5%          23%         70%         28%            --
     For the year ended December 31, 2001:
           Square feet ..........................       1,479         535          427          36         524             --
           Rent per square foot:
             Initial rent (3) ...................      $47.05       $31.30      $16.72       $22.93      $22.40            --
             Prior escalated rent ...............      $29.85       $25.59      $13.72       $20.55      $19.06            --
             Percentage increase ................          58%         22%          22%         12%       17.5%            --

AS OF DECEMBER 31, 2000:
   Square feet ..................................      14,396       4,248       11,293       2,869       5,044         17,495
   Cubic feet ...................................          --          --           --          --          --        438,900
   Number of properties .........................          22          50           55           9           9             88
   Occupancy rate ...............................          96%         98%          92%         90%         98%            82%

   LEASING ACTIVITY:
      For the year ended
        December 31, 2000:
           Square feet ..........................       1,407         927          350         378         819             --
           Rent per aquare foot:
             Initial rent (3) ...................      $45.91       $29.39      $14.73       $30.54      $16.61            --
             Prior escalated rent ...............      $30.54       $25.97      $13.05       $22.99      $15.91            --
             Percentage increase ................          50%         13%          13%         33%          4%            --

AS OF DECEMBER 31, 1999:
   Square feet ..................................      14,028       3,623       11,960       2,414       4,174         16,998
   Cubic feet ...................................          --          --           --          --          --        428,300
   Number of properties .........................          22          39           56           7           7             89
   Occupancy rate ...............................          95%         99%          92%         93%         98%            95%

----------
(1)   Represents the Company's 34% interest.
(2) The office and showroom space is contained in the same mixed-use properties.
(3) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

PRO FORMA OPERATING RESULTS - CESCR ACQUISITION

      Below are condensed Pro Forma Operating Results for the years ended December 31, 2001 and 2000 giving effect to the January 1, 2002 acquisition by the Company of the remaining 66% of Charles E. Smith Commercial Realty as if it had occurred on January 1, 2000.

                                                                                  Pro Forma
            ($ in thousands, except per unit amounts)                     Year Ended December 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       -----------        -----------
            Revenues ......................................            $ 1,372,464        $ 1,176,106
                                                                       ===========        ===========
            Net Income ....................................            $   410,564        $   370,167
            Preferential allocations ......................               (129,530)          (121,281)
            Preferred unit distributions ..................                (36,505)           (38,690)
                                                                       -----------        -----------
            Net income applicable to Class A units ........            $   244,529        $   210,196
                                                                       ===========        ===========
            Net income per Class A unit - diluted .........            $      2.49        $      2.21
                                                                       ===========        ===========

            EBITDA ........................................            $   949,176        $   885,115
                                                                       ===========        ===========

RELATED PARTY DISCLOSURE

LOAN AND COMPENSATION AGREEMENTS

      At December 31, 2001, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,123,000 ($4,704,000 of which is shown as a reduction in Partners' Capital). The loan bears interest at 3.97% per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 2001, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below) and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

      Pursuant to his December 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5,000,000 in cash and a convertible obligation payable November 30, 2001, at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Prior to November 30, 2001, the Company and Mr. Fascitelli have agreed to extend the deferral period for three additional years. The Company has funded the obligation in common shares. Accordingly, the Company has reflected this liability as Deferred compensation units earned not yet delivered in the Partners' Capital section of the balance sheet. The cash and common shares are held in an irrevocable trust (the fair value of this obligation was $40,155,000 at December 31, 2001). For the years ended
December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

      On March 8, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period ending December 31, 2006. Pursuant to the employment agreement, he will receive a deferred payment in five years of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000. The number of shares was set by the Company's Compensation Committee in December to achieve a value of $25,000,000 and have appreciated $2,500,000 since then. The shares will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board.

      One other executive officer of the Company has a loan outstanding pursuant to an employment agreement of $1,000,000 at December 31, 2001. The loan matures in April 2005 and bears interest at either the applicable Federal rate provided or the broker call rate (6.63% at December 31, 2001).

      Information regarding employment agreements with other Officers of the Company are incorporated by reference in Part II of this document.

TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

      Alexander's

      The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. These agreements are described in Note 6 to the Company's Consolidated Financial Statements - Investments in Partially-Owned Entities.

      Interstate Properties

      The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arm's length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2001, 2000 and 1999, $1,655,000, $1,418,000,
and $1,262,000 of management fees were earned by the Company pursuant to the management agreement.

      The New York City Office Cleaning Contract

      The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arm's length, the Company believes based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $51,280,000, $47,493,000, and $40,974,000 for the years ended December 31, 2001, 2000 and 1999.

      Vornado Operating Company

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

      Other

      The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $48,758,000 at December 31, 2001. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to an entity controlled by the late Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000.

      During 2001, the Company paid approximately $136,000 for legal services to a firm in which one of the Company's trustees is a member.

      On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officer and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

      In connection with the Park Laurel condominium project, the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

      YEAR ENDED DECEMBER 31, 2001

      Cash flow provided by operating activities of $387,685,000 was primarily comprised of (i) income of $373,581,000, (ii) adjustments for non-cash items of $21,989,000, and (iii) the net change in operating assets and liabilities of $22,738,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of the Company's remaining equity investments in technology companies of $16,513,000, (iii) the write-off of its entire net investment of $7,374,000 in the Russian Tea Room, (iv) depreciation and amortization of $123,862,000, (v) minority interest of $2,520,000, partially offset by (vi) the effect of straight-lining of rental income of $27,230,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $105,160,000.

      Net cash used in investing activities of $79,722,000 was primarily comprised of (i) recurring capital expenditures of $41,093,000, (ii) non-recurring capital expenditures of $25,997,000, (iii) development and redevelopment expenditures of $145,817,000, (iv) investment in notes and mortgages receivable of $83,879,000, (v) investments in partially-owned entities of $109,332,000, (vi) acquisitions of real estate of $11,574,000, offset by,
(vii) proceeds from the sale of real estate of $162,045,000, and (viii) distributions from partially-owned entities of $113,240,000.

      Net cash used in financing activities of $179,368,000 was primarily comprised of (i) proceeds from borrowings of $554,115,000, (ii) proceeds from the issuance of common shares of $377,193,000, (iii) proceeds from the issuance of preferred units of $52,673,000, offset by, (iv) repayments of borrowings of $835,257,000, (v) distributions to Class A unitholders of $215,541,000, (vi) distributions to preferred unitholders of $35,547,000, and (vii) preferential allocations of $84,866,000.

      Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures. Capital expenditures are categorized as follows:

                  Recurring -- capital improvements expended to maintain a
            property's competitive position within the market and tenant improvements and leasing commissions for costs to re-lease expiring leases or renew or extend existing leases.

                  Non-recurring -- capital improvements completed in the year of acquisition and the following two years which were planned at the time of acquisition and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

      Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

in thousands)                                                                          Funded by the Company
                                                         --------------------------------------------------------------------------
                                                                      New York                Merchandise                CESCR
Capital Expenditures:                                      Total    City Office     Retail        Mart       Other   (34% Interest)
                                                         --------      -------     -------    -----------   -------  --------------
    Expenditures to maintain the assets:
       Recurring ....................................    $ 14,423      $ 7,684     $ 1,253      $ 5,287     $   199     $ 3,121
       Non-recurring ................................      20,751       13,635          --        7,116          --       6,678
                                                         --------      -------     -------      -------     -------     -------
                                                           35,174       21,319       1,253       12,403         199       9,799
                                                         --------      -------     -------      -------     -------     -------
    Tenant Improvements:
       Recurring ....................................      26,670       21,452         271        4,858          89     $ 5,979
       Non-recurring ................................       5,246        5,246          --           --          --         190
                                                         --------      -------     -------      -------     -------     -------
                                                           31,916       26,698         271        4,858          89       6,169
                                                         --------      -------     -------      -------     -------     -------
    Total ...........................................    $ 67,090      $48,017     $ 1,524      $17,261     $   288     $15,968
                                                         ========      =======     =======      =======     =======     =======

Leasing Commissions:
       Recurring ....................................    $ 19,536      $18,546     $   336      $   381     $   273     $ 1,142
       Non-recurring ................................       7,902        7,902          --           --          --          28
                                                         --------      -------     -------      -------     -------     -------
                                                         $ 27,438      $26,448     $   336      $   381     $   273     $ 1,170
                                                         ========      =======     =======      =======     =======     =======
Total Capital Expenditures and Leasing Commissions:
       Recurring ....................................    $ 60,629      $47,682     $ 1,860      $10,526     $   561     $10,242
       Non-recurring ................................      33,899       26,783          --        7,116          --       6,896

Development and Redevelopment Expenditures:
         Palisades--Fort Lee, NJ ....................    $ 66,173      $    --     $    --      $    --     $66,173     $    --
         Market Square on Main Street ...............      29,425           --          --       29,425          --          --
         Other ......................................      50,219       25,703       6,378        4,350      13,788      14,067
                                                         --------      -------     -------      -------     -------     -------
                                                         $145,817      $25,703     $ 6,378      $33,775     $79,961     $14,067
                                                         ========      =======     =======      =======     =======     =======

YEAR ENDED DECEMBER 31, 2000

      Cash flow provided by operating activities of $249,921,000 was primarily comprised of (i) income of $334,400,000 offset by (ii) adjustments for non-cash items of $33,852,000, (iii) the net change in operating assets and liabilities of $40,787,000 and (iv) the net gain on sale of real estate of $10,965,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $99,846,000 and (ii) minority interest of $1,965,000, (iii) the effect of straight-lining of rental income of $32,206,000 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $103,457,000.

      Net cash used in investing activities of $699,375,000 was primarily comprised of (i) capital expenditures of $171,782,000, (ii) investment in notes and mortgages receivable of $144,225,000, (iii) acquisitions of real estate of $199,860,000, (iv) investments in partially-owned entities of $99,974,000, (v) cash restricted of $183,788,000, of which $173,500,000 represents funds escrowed in connection with a mortgage financing, partially offset by (vi) proceeds from the sale of real estate of $47,945,000 and distributions from partially-owned entities of $68,799,000. Below are the details of acquisitions of real estate, investments in partially-owned entities, investments in notes and mortgages receivable and capital expenditures.

($ in thousands)
                                                                                              Debt          Value of
Acquisitions of Real Estate:                                                   Cash          Assumed      Units Issued    Investment
                                                                             --------        -------      ------------    ----------
    Student Housing Complex (90% Interest) ..........................        $  6,660        $17,640        $     --       $ 24,300
    33 North Dearborn Street ........................................          16,000         19,000              --         35,000
    7 West 34th Street ..............................................         128,000             --              --        128,000
    L.A. Mart .......................................................          44,000         10,000              --         54,000
    Other ...........................................................           5,200             --              --          5,200
                                                                             --------        -------        --------       --------
                                                                             $199,860        $46,640        $     --       $246,500
                                                                             ========        =======        ========       ========

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest) ....................        $ 21,940        $    --        $     --       $ 21,940
    Additional investment in Newkirk Joint Ventures .................           1,334             --           9,192         10,526
    Loan to Alexander's .............................................          15,000             --              --         15,000
    Alexander's - increase in investment to 33% .....................           3,400             --              --          3,400
    Funding of Development Expenditures:
       Fort Lee (75% interest) ......................................          10,400             --              --         10,400
       Park Laurel (80% interest) ...................................          47,900             --              --         47,900
                                                                             --------        -------        --------       --------
                                                                             $ 99,974        $    --        $  9,192       $109,166
                                                                             ========        =======        ========       ========
Investments in Notes and Mortgages receivable:
    Loan to NorthStar Partnership L.P. ..............................        $ 65,000        $    --        $     --       $ 65,000
    Loan to Primestone Investment Partners, L.P. ....................          62,000             --              --         62,000
    Advances to Vornado Operating Company ...........................          15,251             --              --         15,251
    Other ...........................................................           1,974             --              --          1,974
                                                                             --------        -------        --------       --------
                                                                             $144,225        $    --        $     --       $144,225
                                                                             ========        =======        ========       ========


                                                                               New York                    Merchandise
Capital expenditures:                                            Total        City Office       Retail         Mart           Other
                                                               --------       -----------      -------     ------------      -------
    Expenditures to maintain the assets ...............        $ 33,113        $ 15,661        $   414        $11,437        $ 5,601
    Tenant allowances .................................          60,850          51,017          3,307          6,301            225
                                                               --------        --------        -------        -------        -------
    Total recurring capital expenditures ..............          93,963          66,678          3,721         17,738          5,826
    Redevelopment and development
       expenditures ...................................          63,348          40,124          3,600         19,624             --
    Corporate .........................................          14,471              --             --             --         14,471
                                                               --------        --------        -------        -------        -------
                                                               $171,782        $106,802        $ 7,321        $37,362        $20,297
                                                               ========        ========        =======        =======        =======

      In addition to the expenditures noted above, the Company recorded leasing commissions of $26,133,000 in the year ended December 31, 2000, of which $24,333,000 was attributable to New York City Office properties, $647,000 was attributable to Retail properties and $1,153,000 was attributable to Merchandise Mart properties.

      Net cash provided by financing activities of $473,813,000 was primarily comprised of (i) proceeds from borrowings of $1,195,108,000, (ii) proceeds from issuance of preferred units of $204,750,000, partially offset by, (iii) repayments of borrowings of $633,655,000, (iv) distributions to Class A unitholders of $183,051,000 (v) distributions to preferred unitholders of $35,815,000, and (vi) preferential allocations of $66,034,000.

YEAR ENDED DECEMBER 31, 1999

      Cash flow provided by operating activities of $176,895,000 were comprised of (i) net income of $255,677,000 offset by (ii) adjustments for non-cash items of $26,472,000, and (iii) the net change in operating assets and liabilities of $50,907,000 (primarily prepaid expenses). The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $83,585,000 and
(ii) minority interest of $1,840,000, partially offset by (iii) the effect of straight-lining of rental income of $29,587,000 and (iv) equity in income of partially-owned entities of $82,310,000.

      Net cash used in investing activities of $494,204,000 was primarily comprised of (i) capital expenditures of $153,591,000 (see detail below), (ii) investment in mortgage loans receivable of $59,787,000 (including $41,200,000 loan to CAPI and $18,587,000 loan to Vornado Operating Company), (iii) acquisitions of real estate of $224,654,000 (see detail below) and (iv) investments in partially-owned entities of $118,409,000 (see detail below), partially offset by (v) the use of cash restricted for tenant improvements of $13,624,000, (vi) proceeds from the sale of Temperature Controlled Logistics assets of $22,769,000 and (vii) proceeds from the repayment of mortgage loans receivable of $20,751,000 (of which $14,000,000 is from Vornado Company).

      Acquisitions of real estate and investments in partially-owned entities are comprised of:

                                                                                           Debt         Value of
($ in thousands)                                                           Cash          Assumed      Units Issued      Investment
                                                                         --------        --------     -------------      --------
Real Estate:
    595 Madison Avenue ..........................................        $125,000        $     --        $     --        $125,000
    909 Third Avenue ............................................          12,400         109,000           1,600         123,000
    888 Seventh Avenue ..........................................          45,000          55,000              --         100,000(1)
    GreenPoint leasehold interest ...............................          37,300              --              --          37,300
    Other .......................................................           4,954              --              --           4,954
                                                                         --------        --------        --------        --------
                                                                         $224,654        $164,000        $  1,600        $390,254
                                                                         ========        ========        ========        ========
Investments in Partially Owned Entities:
   Charles E. Smith Commercial Realty L.P.:
     Increase in investment to 34% ..............................        $     --        $     --        $242,000        $242,000
     Reacquired units from Vornado Operating
     Company ....................................................          13,200              --              --          13,200
     Crystal City hotel land ....................................              --              --           8,000           8,000
   Additional investment in Newkirk Joint Ventures ..............          16,420              --          50,500          66,920
   Hotel Pennsylvania - increase in investment to 100% ..........          18,000          24,000              --          42,000
   Alexander's - increase in investment to 32% ..................           8,956              --              --           8,956
   Loan to Alexander's ..........................................          50,000              --              --          50,000
   Loan to Temperature Controlled Logistics .....................           9,000              --              --           9,000
   Other ........................................................           2,833              --              --           2,833
                                                                         --------        --------        --------        --------
                                                                         $118,409        $ 24,000        $300,500        $442,909
                                                                         ========        ========        ========        ========

----------
(1) Total consideration for 888 Seventh Avenue was $117,000 of which $17,000 was expended in 1998.

Capital expenditures were comprised of:                                       New York                       Merchandise
($ in thousands)                                               Total        City Office          Retail          Mart          Other
                                                              --------      -----------         -------      ------------     ------
Expenditures to maintain the assets ..................        $ 27,251        $13,176           $ 1,945        $ 8,221        $3,909
Tenant allowances ....................................          40,242         20,890               927         18,384            41

Redevelopment and development expenditures ...........          86,098         52,288(1)         19,281         14,529            --
                                                              --------        -------           -------        -------        ------
                                                              $153,591        $86,354           $22,153        $41,134        $3,950
                                                              ========        =======           =======        =======        ======

----------
(1) Includes $27,544 to buy out the tenant's lease on 28,000 square feet of office space at 640 Fifth Avenue, thereby permitting re-leasing for retail use and $24,744 for the refurbishment of 770 Broadway.

      In addition to the expenditures noted above, the Company recorded leasing commissions of $16,853,000 in the year ended December 31, 1999, of which $14,003,000 was attributable to New York City Office properties, $638,000 was attributable to Retail properties and $2,212,000 was attributable to Merchandise Mart properties.

      Net cash provided by financing activities of $262,131,000 was primarily comprised of (i) proceeds from issuance of preferred shares of $192,953,000,
(ii) proceeds from issuance of preferred units of $525,013,000 and (iii) proceeds from borrowings of $455,000,000 partially offset by, (iv) repayments of borrowings of $668,957,000, (v) distributions to Class A unitholders of $161,569,000, (vi) distributions to preferred unitholders of $30,563,000, and
(vii) preferential allocations of $44,145,000.

      Below are the cash flows provided by (used in) operating, investing and financing activities:

            ($ in thousands)                  For the Year Ended December 31,
                                              -------------------------------
                                                   2001           2000
                                                ---------      ---------
            Operating activities ..........     $ 387,685      $ 249,921
                                                =========      =========
            Investing activities ..........     $ (79,722)     $(699,375)
                                                =========      =========
            Financing activities ..........     $(179,368)     $ 473,813
                                                =========      =========

ACQUISITION ACTIVITY, CERTAIN CASH REQUIREMENTS AND FINANCING ACTIVITIES

ACQUISITION ACTIVITY

      On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. The consideration for the remaining 66% of CESCR was approximately $1,600 million, consisting of 15.7 million newly issued Vornado Operating Partnership units (valued at $608 million) and acquiring the assets subject to $992 million of debt (66% of CESCR's total debt). CESCR owns and manages 12.9 million square feet office properties in Washington D.C. and Northern Virginia and manages an additional 5.8 million square feet of office and other commercial properties in the Washington D.C. area.

      The Company's future success will be affected by its ability to integrate the assets and businesses it acquires and to effectively manage those assets and businesses. The Company currently expects to continue to grow. However, its ability to do so will be dependent on a number of factors, including, among others, (a) the availability of reasonably priced assets that meet the Company's acquisition criteria and (b) the price of the Company's common shares, the rates at which the Company is able to borrow money and, more generally, the availability of financing on terms that, in the Company's view, make such acquisitions financially attractive.

CERTAIN CASH REQUIREMENTS

      For 2002, the Company has budgeted approximately $172.6 million for capital expenditures (excluding acquisitions) and leasing commissions as follows:

                                                                                                    Temperature
                                                      New York     CESCR               Merchandise  Controlled
($ in thousands)                           Total       Office      Office     Retail       Mart      Logistics      Other
                                         --------     -------     -------     -------     -------     ------        ------
Capital Expenditures:
  Expenditures to maintain the assets:
     Recurring .......................   $ 37,500     $ 8,300     $11,600     $ 4,700     $ 5,000     $5,700(1)     $2,200(2)
     Non-recurring ...................     46,500      20,300      17,200          --       9,000         --            --
                                         --------     -------     -------     -------     -------     ------        ------
                                           84,000      28,600      28,800       4,700      14,000      5,700         2,200
                                         --------     -------     -------     -------     -------     ------        ------
  Tenant improvements:
     Recurring .......................     56,000      12,100      30,300          --      13,600         --            --
     Non-recurring ...................      9,900       9,900          --          --          --         --            --
                                         --------     -------     -------     -------     -------     ------        ------
                                           65,900      22,000      30,300          --      13,600         --            --
                                         --------     -------     -------     -------     -------     ------        ------
  Total ..............................   $149,900     $50,600     $59,100     $ 4,700     $27,600      5,700        $2,200
                                         ========     =======     =======     =======     =======     ======        ======

Leasing Commissions:
     Recurring .......................   $ 16,400     $ 6,200     $ 7,600     $    --     $ 2,600     $   --        $   --
     Non-recurring ...................      6,300       6,300          --          --          --         --            --
                                         --------     -------     -------     -------     -------     ------        ------
                                         $ 22,700     $12,500     $ 7,600     $    --     $ 2,600     $   --        $   --
                                         ========     =======     =======     =======     =======     ======        ======

Total Capital Expenditures and
  Leasing Commissions:
     Recurring .......................   $109,900     $26,600     $49,500     $ 4,700     $21,200     $5,700        $2,200
     Non-recurring ...................     62,700      36,500      17,200          --       9,000         --            --

      Tenant allowances and leasing commissions for the New York City Office properties approximate $23.00 per square foot for renewal space and $48.00 per square foot for vacant space. Historically, approximately two-thirds of existing tenants renew their leases.

----------
(1) Represents the Company's 60% share of the Vornado/Crescent Partnerships obligation to fund $9,500 of capital expenditures per annum.
(2)   Primarily for the Hotel Pennsylvania.

      In addition to the capital expenditures reflected above, the Company is currently engaged in or considering certain development and redevelopment projects for which it has budgeted approximately $158.4 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $158.4 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 --Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

      No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, or The Newkirk MLP, which are partially owned by the Company. These investees are expected to fund their own cash requirements. Alexander's is prohibited by its loan agreements from paying dividends. In 2002 the Company expects to receive distributions of approximately $44.2 million from its investment in The Newkirk MLP, including the distribution of approximately $37 million received on February 6, 2002, in connection with a Newkirk refinancing.

FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

      Below is a schedule of the Company's contractual obligations and commitments at December 31, 2001:

      ($ in thousands)
                                                                 Less Than     1 - 3       4 - 5
      Contractual Cash Obligations:                   Total       1 Year       Years       Years      Thereafter
                                                   ----------    --------    --------    ---------    ----------
           Unsecured Revolving Credit Facility     $       --    $     --    $     --    $      --    $       --
           Mortgages and Notes Payable ........     2,477,173     834,008     585,866      105,000       952,299
           Operating Leases ...................       449,783      14,442      26,791       26,177       382,373
                                                   ----------    --------    --------    ---------    ----------
             Total Contractual Cash Obligations    $2,926,956    $848,450    $612,657    $ 131,177    $1,334,672
                                                   ==========    ========    ========    =========    ==========

      Commitments:
           Standby Letters of Credit ..........    $   83,238    $ 83,238    $     --    $      --    $       --
           Guarantees .........................            --          --          --           --            --
                                                   ----------    --------    --------    ---------    ----------
             Total Commitments ................    $   83,238    $ 83,238    $     --    $      --    $       --
                                                   ==========    ========    ========    =========    ==========

      The Company is reviewing various alternatives for the repayment or refinancing of debt coming due during 2002. The Company has $1 billion available under its revolving credit facility which matures in March 2003 and a number of properties which are unencumbered.

      The Company's credit facility contains customary conditions precedent to borrowing such as the bring down of customary representations and warranties as well as compliance with financial covenants such as minimum interest coverage and maximum debt to market capitalization. The facility provides for higher interest rates in the event of a decline in the Company's ratings below Baa3/BBB. This facility also contains customary events of default which could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants such as maintenance of minimum capitalization and minimum interest coverage.

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

      In addition, many of the Company's non-recourse mortgages contain debt service covenants which if not satisfied could require cash collateral. These covenants are not "ratings" related.

CORPORATE

      On September 20, 2001, the Company sold an aggregate of $45,000,000 8.25% Series D-9 Cumulative Redeemable Preferred Units resulting in net proceeds of approximately $43,875,000.

      On November 19, 2001, Vornado sold 9,775,000 common shares pursuant to an effective registration statement based on the closing price of $40.58 on the NYSE. The net proceeds to the Company were approximately $377,200,000. In connection therewith the Company repaid the $285,000,000 then outstanding under its revolving credit facility. An equal number of Operating Partnership units were issued to Vornado for the shares sold.

      On February 25, 2002, Vornado sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000. An equal number of Operating Partnership units were issued to Vornado for the shares sold.

OFFICE

      On January 11, 2001, the Company completed a $105,000,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.6% and matures on January 1, 2006. A portion of the proceeds received was used to repay the then existing mortgage of $55,000,000.

MERCHANDISE MART

      On October 16, 2001, the Company completed a $49,000,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received was used to repay the then existing mortgage of $23,000,000.

      On July 11, 2001, the Company completed a $50,000,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% and matures in July 2011. The proceeds received were used to repay the then existing mortgage of $49,000,000.

OTHER

      On September 20, 2001, the Company completed a $50,000,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

      On February 1, 2002, the Newkirk MLP, in which the Company has a 21.1% interest, completed a $225,000,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3.0% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options.

      The Company has an effective shelf registration under which the Company can offer an aggregate of approximately $940,000,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $1.0 billion of debt securities.

      The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as the cumulative effect of change in accounting principle as of January 1, 2001. Future changes in value of such securities will be recorded through earnings. The Company does not currently utilize derivatives for hedging purposes and does not engage in speculative activities.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (effective July 1, 2001) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company will write-off goodwill of approximately $32,491,000, of which (i) $18,000,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,491,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off will be reflected as a cumulative effect of a change in accounting principle. Amortization of goodwill during 2001 was approximately $1,116,000.

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial statements; however, under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per unit amounts)

                                                    2001                                   2000
                                 ----------------------------------------        ---------------------------
                                                  Weighted    Effect of 1%                      Weighted
                                 December 31,     Average      Change In         December 31,    Average
                                   Balance     Interest Rate   Base Rates          Balance     Interest Rate
                                   -------     -------------   ----------          -------     -------------
Wholly-owned debt:
       Variable rate ........    $ 1,182,605       $3.39%      $   10,591(1)      $1,625,162       8.00%
       Fixed rate ...........      1,294,568        7.53%              --          1,063,146       7.61%
                                 -----------                   ----------         ----------
                                 $ 2,477,173                       10,591         $2,688,308
                                 ===========                   ----------         ==========

Partially-owned debt:
       Variable rate ........    $    85,516        5.63%             855         $  174,622       8.40%
       Fixed rate ...........      1,234,019        8.29%              --          1,123,926       8.63%
                                 -----------                   ----------         ----------
                                 $ 1,319,535                          855         $1,298,548
                                 ===========                   ----------         ==========

Preferential allocations ....                                      (1,660)
                                                               ----------

Total decrease in the
  Company's annual net income                                  $    9,786
                                                               ==========
     Per Class A unit-diluted                                  $      .11
                                                               ==========

----------
(1) Excludes the effect of a $123,500 mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are in a restricted mortgage escrow account which bears interest at the same rate as the loan.

      Various financial instruments exist which could be employed to reduce the Company's exposure to change in interest rates. The Company does not currently utilize such hedging strategies.

      The fair value of the Company's debt at December 31, 2001, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt approximates its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Independent Auditors' Report..................................................................................      88
Consolidated Balance Sheets at December 31, 2001 and 2000.....................................................      89
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 ......................      90
Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999............      91
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999...................      93
Notes to Consolidated Financial Statements....................................................................      94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
New York, New York

      We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2002

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2001            2000
                                                                                 -----------     -----------
(amounts in thousands, except unit and per unit amounts)
                                           ASSETS
Real estate, at cost:
   Land .....................................................................    $   895,831     $   870,023
   Buildings and improvements ...............................................      3,480,249       3,328,760
   Development costs and construction in progress ...........................        258,357         125,814
   Leasehold improvements and equipment .....................................         55,774          29,795
                                                                                 -----------     -----------
        Total ...............................................................      4,690,211       4,354,392
   Less accumulated depreciation and amortization ...........................       (506,225)       (393,787)
                                                                                 -----------     -----------
        Real estate, net ....................................................      4,183,986       3,960,605
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $15,235 and $27,793 .............................        265,584         136,989
Escrow deposits and restricted cash .........................................        204,463         214,359
Marketable securities .......................................................        126,774         120,340
Investments and advances to partially-owned entities, including
   Alexander's of $188,522 and $178,413 .....................................      1,270,195       1,432,557
Due from Officers ...........................................................         18,197          20,549
Accounts receivable, net of allowance for doubtful accounts
   of $8,831 and $9,343 .....................................................         47,406          47,937
Notes and mortgage loans receivable .........................................        258,555         188,722
Receivable arising from the straight-lining of rents ........................        138,154         111,504
Other assets ................................................................        264,029         169,648
                                                                                 -----------     -----------
                                                                                 $ 6,777,343     $ 6,403,210
                                                                                 ===========     ===========
                              LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable .................................................    $ 2,477,173     $ 2,263,308
Revolving credit facility ...................................................             --         425,000
Accounts payable and accrued expenses .......................................        179,597         130,464
Officer's compensation payable ..............................................          6,708          38,424
Deferred leasing fee income .................................................         11,940           7,852
Other liabilities ...........................................................         51,895           1,798
                                                                                 -----------     -----------
   Total liabilities ........................................................      2,727,313       2,866,846
                                                                                 -----------     -----------
Minority interest ...........................................................         25,795          16,947
                                                                                 -----------     -----------
Commitments and contingencies
Partners' Capital:
   Equity ...................................................................      4,089,313       3,634,913
   Distributions in excess of net income ....................................        (95,647)        (90,366)
                                                                                 -----------     -----------
                                                                                   3,993,666       3,544,547
   Deferred compensation units earned but not yet delivered .................         38,253              --
   Accumulated other comprehensive loss .....................................         (2,980)        (20,426)
   Due from officers for purchase of common units of beneficial interest ....         (4,704)         (4,704)
                                                                                 -----------     -----------
        Total partners' capital .............................................      4,024,235       3,519,417
                                                                                 -----------     -----------
                                                                                 $ 6,777,343     $ 6,403,210
                                                                                 ===========     ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              2001          2000          1999
                                                                           ---------     ---------     ---------
(amounts in thousands, except per unit amounts)
Revenues:
    Property rentals ..................................................    $ 841,999     $ 695,078     $ 591,270
    Expense reimbursements ............................................      133,114       120,056        96,842
    Other income (including fee income from
        related parties of $1,655, $1,418, and $1,262) ................       10,660        10,838         8,251
                                                                           ---------     ---------     ---------
Total revenues ........................................................      985,773       825,972       696,363
                                                                           ---------     ---------     ---------
Expenses:
    Operating .........................................................      398,969       318,360       282,118
    Depreciation and amortization .....................................      123,862        99,846        83,585
    General and administrative ........................................       72,572        47,911        40,151
    Costs of acquisitions not consummated .............................        5,223            --            --
                                                                           ---------     ---------     ---------
Total expenses ........................................................      600,626       466,117       405,854
                                                                           ---------     ---------     ---------
Operating income ......................................................      385,147       359,855       290,509
Income applicable to Alexander's ......................................       24,548        17,363        11,772
Income from partially-owned entities ..................................       80,612        86,654        78,560
Interest and other investment income ..................................       54,385        32,926        18,359
Interest and debt expense (including amortization of deferred financing
    costs of $8,458, and $7,298) ......................................     (173,076)     (170,273)     (141,683)
Net gain on disposition of wholly-owned and partially-owned assets ....        7,425        10,965            --
Minority interest .....................................................       (2,520)       (1,965)       (1,840)
                                                                           ---------     ---------     ---------
Income before cumulative effect of change in accounting principle and
    extraordinary item ................................................      376,521       335,525       255,677
Cumulative effect of change in accounting principle ...................       (4,110)           --            --
Extraordinary item ....................................................        1,170        (1,125)           --
                                                                           ---------     ---------     ---------
Net income ............................................................      373,581       334,400       255,677
Preferential allocations ..............................................      (94,310)      (86,046)      (44,812)
Preferred unit distributions (including accretion of issuance
    expenses of $958 in 2001 and $2,875 in 2000 and 1999) .............      (36,505)      (38,690)      (33,438)
                                                                           ---------     ---------     ---------
NET INCOME applicable to Class A units ................................    $ 242,766     $ 209,664     $ 177,427
                                                                           =========     =========     =========
NET INCOME PER CLASS A UNIT-BASIC .....................................    $    2.55     $    2.26     $    1.97
                                                                           =========     =========     =========
NET INCOME PER CLASS A UNIT-DILUTED ...................................    $    2.47     $    2.20     $    1.94
                                                                           =========     =========     =========

                 See notes to consolidated financial statements.

                              VORNADO REALTY L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                                        ACCUMULATED
                                                               LIMITED         GENERAL    DISTRIBUTIONS    OTHER
                                                 PREFERRED   PARTNERSHIP      PARTNER'S   IN EXCESS OF  COMPREHENSIVE
                                                   UNITS        UNITS           UNITS      NET INCOME      LOSS
                                                 --------    -----------     ----------    ----------    --------
(amounts in thousands, except per unit amounts)
BALANCE, JANUARY 1, 1999 ....................    $282,758    $   420,376     $1,656,611     (132,837)    $(18,957)
Net Income ..................................          --             --             --      255,677           --
Distributions to Preferred  unitholders
     Series A Preferred Units
       ($3.25 per share) ....................          --             --             --      (21,690)          --
     Series B Preferred Units
       ($1.68 per share) ....................          --             --             --       (5,720)          --
     Series C Preferred Units
       ($1.31 per share) ....................          --             --             --       (6,028)          --
Net proceeds from issuance of preferred
     shares .................................     192,953             --             --           --           --
Net proceeds from issuance of limited
     partnership units ......................          --        525,456             --           --           --
Distributions paid on Class A units
     ($1.80 per share) ......................          --             --             --     (161,569)          --
Class A units issued under
     employees' share plan ..................          --                         2,463           --           --
Preferential allocations to unitholders .....          --             --             --      (44,812)          --
Limited partnership units issued in
     connection with acquisitions ...........          --        301,688             --           --           --
Conversion of limited partnership units to
     Class A units ..........................          --        (40,258)        40,258           --           --
Accretion of issuance expenses on
     preferred units ........................       2,874             --             --           --           --
Class A units issued in connection
     with dividend reinvestment plan ........          --             --            678           --           --
Change in unrealized net loss
     on securities available for sale .......          --             --             --           --       15,603
Depreciation of securities held
     in officer's deferred compensation trust          --             --             --           --          579
Pension obligations .........................          --             --             --           --        1,327
Forgiveness of amount due
     from officers ..........................          --             --             --           --           --
                                                 --------    -----------     ----------    ---------     --------

BALANCE, DECEMBER 31, 1999 ..................    $478,585    $ 1,207,262     $1,700,010    $(116,979)    $ (1,448)
                                                 ========    ===========     ==========    =========     ========



                                                             TOTAL PARTNERS' COMPREHENSIVE
                                                   OTHER         CAPITAL        INCOME
                                                 ---------     -----------     --------
(amounts in thousands, except per unit amounts)
BALANCE, JANUARY 1, 1999 ....................    $  (4,897)    $ 2,203,054
Net Income ..................................           --         255,677     $255,677
Distributions to Preferred  unitholders
     Series A Preferred Units
       ($3.25 per share) ....................           --         (21,690)          --
     Series B Preferred Units
       ($1.68 per share) ....................           --          (5,720)          --
     Series C Preferred Units
       ($1.31 per share) ....................           --          (6,028)          --
Net proceeds from issuance of preferred
     shares .................................                      192,953           --
Net proceeds from issuance of limited
     partnership units ......................           --         525,456           --
Distributions paid on  Class A units
     ($1.80 per share) ......................           --        (161,569)          --
Class A units issued under
     employees' share plan ..................           --           2,463           --
Preferential allocations to unitholders .....           --         (44,812)          --
Limited partnership units issued in
     connection with acquisitions ...........           --         301,688           --
Conversion of limited partnership units to
     Class A units ..........................           --              --           --
Accretion of issuance expenses on
     preferred units ........................           --           2,874           --
Class A units issued in connection
     with dividend reinvestment plan ........           --             678           --
Change in unrealized net loss
     on securities available for sale .......           --          15,603       15,603
Depreciation of securities held
     in officer's deferred compensation trust           --             579          579
Pension obligations .........................           --           1,327        1,327
Forgiveness of amount due
     from officers ..........................           97              97           --
                                                 ---------     -----------     --------

BALANCE, DECEMBER 31, 1999 ..................    $  (4,800)    $ 3,262,630     $273,186
                                                 =========     ===========     ========

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                                                      LIMITED        GENERAL     DISTRIBUTIONS
                                                                      PREFERRED     PARTNERSHIP     PARTNER'S    IN EXCESS OF
                                                                        UNITS          UNITS          UNITS       NET INCOME
                                                                      ---------     -----------     ----------    ---------
(amounts in thousands, except per unit amounts)
BALANCE, DECEMBER 31, 1999 .......................................    $ 478,585       1,207,262     $1,700,010    $(116,979)

Net Income .......................................................           --              --             --      334,400
Distributions paid on Preferred units
    Series A Preferred units
      ($3.25 per unit) ...........................................           --              --             --      (21,689)
    Series B Preferred units
      ($1.68 per unit) ...........................................           --              --             --       (7,225)
    Series C Preferred units
      ($1.31 per share) ..........................................           --              --             --       (9,776)
Net proceeds from issuance of limited
    partnership units ............................................           --         204,750             --           --
Distributions paid on Class A units
    ($1.97 per unit) .............................................           --              --             --     (183,051)
Class A units issued under  employees'
    share plan ...................................................           --              --          9,928
Preferential allocations to unitholders ..........................           --          21,285             --      (86,046)
Limited partnership units issued in
    connection with acquisitions .................................           --           9,192             --           --
Conversion of limited partnership units
    to Class A units .............................................           --          (1,792)         1,792           --
Accretion of issuance expenses on
    preferred units ..............................................        2,875              --             --           --
Class A units issued in connection with dividend reinvestment plan           --              --          1,026           --
Change in unrealized net loss
    on securities available for sale .............................           --              --             --           --
Appreciation of securities held
    in officer's deferred compensation trust .....................           --              --             --           --
Forgiveness of amount due
    from officers ................................................           --              --             --           --
                                                                      ---------     -----------     ----------    ---------
BALANCE DECEMBER 31, 2000 ........................................    $ 481,460     $ 1,440,697     $1,712,756    $ (90,366)
                                                                      =========     ===========     ==========    =========

Net Income .......................................................           --              --             --      373,581
Distributions paid on Preferred units
    Series A Preferred units
      ($3.25 per unit) ...........................................           --              --             --      (19,505)
    Series B Preferred units
      ($1.68 per unit) ...........................................           --              --             --       (7,225)
    Series C Preferred units
      ($1.31 per share) ..........................................           --              --             --       (9,775)
Distributions paid on Class A units
    ($2.32 per unit) .............................................           --              --             --     (215,541)
Distributions payable on Class A units
    ($.31 per unit) ..............................................           --              --             --      (32,506)
Net proceeds from issuance of limited
    partnership units ............................................           --          62,673             --           --
Net of proceeds from isssuance of
    Class A units ................................................           --              --        376,933           --
Class A units issued under  employees'
    share plan ...................................................           --              --          9,959           --
Preferential allocations to unitholders ..........................           --           2,580             --      (94,310)
Conversion of Preferred units to limited
    partnership units ............................................      (13,441)             --         13,441           --
Conversion of limited partnership units
    to Class A units .............................................           --         (52,087)        52,087           --
Accretion of issuance expenses on
    preferred units ..............................................          958              --             --           --
Class A units issued in connection with dividend reinvestment plan           --              --          1,297           --
Change in unrealized net loss
    on securities available for sale .............................           --              --             --           --
Deferred compensation units earned but not yet
    delivered ....................................................           --              --             --           --
Pension obligations ..............................................           --              --             --           --
                                                                      ---------     -----------     ----------    ---------
BALANCE DECEMBER 31, 2001 ........................................    $ 468,977     $ 1,453,863     $2,166,473    $ (95,647)
                                                                      =========     ===========     ==========    =========

                                                                       ACCUMULATED
                                                                          OTHER                        TOTAL
                                                                      COMPREHENSIVE                   PARTNERS'   COMPREHENSIVE
                                                                          LOSS          OTHER         CAPITAL         INCOME
                                                                        --------       --------     -----------     ---------
(amounts in thousands, except per unit amounts)
BALANCE, DECEMBER 31, 1999 .......................................      $ (1,448)      $ (4,800)    $ 3,262,630
                                                                                                                    =========
Net Income .......................................................            --             --         334,400     $ 334,400
Distributions paid on Preferred units
    Series A Preferred units
      ($3.25 per unit) ...........................................            --             --         (21,689)           --
    Series B Preferred units
      ($1.68 per unit) ...........................................            --             --          (7,225)           --
    Series C Preferred units
      ($1.31 per share) ..........................................            --             --          (9,776)           --
Net proceeds from issuance of limited
    partnership units ............................................            --             --         204,750            --
Distributions paid on Class A units
    ($1.97 per unit) .............................................            --             --        (183,051)           --
Class A units issued under  employees'
    share plan ...................................................            --             --           9,928            --

Preferential allocations to unitholders ..........................            --             --         (64,761)           --
Limited partnership units issued in
    connection with acquisitions .................................            --             --           9,192            --
Conversion of limited partnership units
    to Class A units .............................................            --             --              --            --
Accretion of issuance expenses on
    preferred units ..............................................            --             --           2,875            --
Class A units issued in connection with dividend reinvestment plan            --             --           1,026            --
Change in unrealized net loss
    on securities available for sale .............................       (18,399)            --         (18,399)      (18,399)
Appreciation of securities held
    in officer's deferred compensation trust .....................          (579)            --            (579)         (579)
Forgiveness of amount due
    from officers ................................................            --             96              96            --
                                                                        --------       --------     -----------     ---------
BALANCE DECEMBER 31, 2000 ........................................      $(20,426)      $ (4,704)    $ 3,519,417     $ 315,422
                                                                        ========       ========     ===========     =========

Net Income .......................................................            --             --         373,581     $ 373,581
Distributions paid on Preferred units
    Series A Preferred units
      ($3.25 per unit) ...........................................            --             --         (19,505)           --
    Series B Preferred units
      ($1.68 per unit) ...........................................            --             --          (7,225)           --
    Series C Preferred units
      ($1.31 per share) ..........................................            --             --          (9,775)           --
Distributions paid on Class A units
    ($2.32 per unit) .............................................            --             --        (215,541)           --
Distributions payable on Class A units
    ($.31 per unit) ..............................................            --             --         (32,506)           --
Net proceeds from issuance of limited
    partnership units ............................................            --             --          62,673            --
Net of proceeds from isssuance of
    Class A units ................................................            --             --         376,933            --
Class A units issued under  employees'
    share plan ...................................................            --             --           9,959            --
Preferential allocations to unitholders ..........................            --             --         (91,730)           --
Conversion of Preferred units to limited
    partnership units ............................................            --             --              --            --
Conversion of limited partnership units
    to Class A units .............................................            --             --              --            --
Accretion of issuance expenses on
    preferred units ..............................................            --             --             958            --
Class A units issued in connection with dividend reinvestment plan            --             --           1,297            --
Change in unrealized net loss
    on securities available for sale .............................        18,178             --          18,178        18,178
Deferred compensation units earned but not yet
    delivered ....................................................            --         38,253          38,253            --
Pension obligations ..............................................          (732)            --            (732)         (732)
                                                                        --------       --------     -----------     ---------
BALANCE DECEMBER 31, 2001 ........................................      $ (2,980)      $ 33,549     $ 4,024,235     $ 391,027
                                                                        ========       ========     ===========     =========

                See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               2001           2000           1999
                                                                            ---------     -----------     ---------
(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................    $ 373,581     $   334,400     $ 255,677
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Cumulative effect of change in accounting principle ............        4,110              --            --
        Extraordinary item .............................................       (1,170)          1,125            --
        Minority interest ..............................................        2,520           1,965         1,840
        Net gain on dispositions of wholly-owned and
          partially-owned assets .......................................       (7,425)        (10,965)           --
        Depreciation and amortization (including debt issuance costs) ..      123,862          99,846        83,585
        Straight-lining of rental income ...............................      (27,230)        (32,206)      (29,587)
        Equity in (income) loss  of Alexander's ........................      (24,548)        (17,363)      (11,772)
        Equity in income of partially-owned entities ...................      (80,612)        (86,654)      (78,560)
        Changes in operating assets and liabilities ....................       24,597         (40,227)      (44,288)
                                                                            ---------     -----------     ---------
Net cash provided by operating activities ..............................      387,685         249,921       176,895
                                                                            ---------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .....................     (145,817)        (35,701)      (66,962)
    Acquisitions of real estate and other ..............................      (11,574)       (199,860)     (224,654)
    Additions to real estate ...........................................      (67,090)       (136,081)     (104,177)
    Investments in partially-owned entities ............................     (109,332)        (99,974)     (118,409)
    Proceeds from sale of real estate ..................................      162,045          47,945            --
    Proceeds from sale of Temperature Controlled Logistics assets ......           --              --        22,769
    Investments in notes and mortgage loans receivable .................      (83,879)       (144,225)      (59,787)
    Repayment of notes and mortgage loans receivable ...................       64,206           5,222        20,751
    Cash restricted, primarily mortgage escrows ........................        9,896        (183,788)       13,624
    Distributions from partially-owned entities ........................      114,218          68,799        16,938
    Real estate deposits ...............................................           --           4,819        14,819
    Purchases of marketable securities .................................      (14,325)        (26,531)      (21,614)
    Proceeds from sale or maturity of securities available for sale ....        1,930              --        12,498
                                                                            ---------     -----------     ---------
Net cash used in investing activities ..................................      (79,722)       (699,375)     (494,204)
                                                                            ---------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...........................................      554,115       1,195,108       455,000
    Repayments of borrowings ...........................................     (835,257)       (633,655)     (668,957)
    Costs of refinancing debt ..........................................       (3,394)        (18,445)       (8,059)
    Proceeds from issuance of limited partnership units ................           --              --       192,953
    Proceeds from issuance of preferred units ..........................       52,673         204,750       525,013
    Proceeds from issuance of Class A units ............................      377,193              --            --
    Distributions to Class A unitholders ...............................     (215,541)       (183,051)     (161,569)
    Dustributions to preferred unitholders .............................      (35,547)        (35,815)      (30,563)
    Preferential allocations ...........................................      (84,866)        (66,034)      (44,145)
    Exercise of unit options ...........................................       11,256          10,955         2,458
                                                                            ---------     -----------     ---------
Net cash (used in) provided by financing activities ....................     (179,368)        473,813       262,131
                                                                            ---------     -----------     ---------
Net increase (decrease) in cash and cash equivalents ...................      128,595          24,359       (55,178)
Cash and cash equivalents at beginning of year .........................      136,989         112,630       167,808
                                                                            ---------     -----------     ---------
Cash and cash equivalents at end of year ...............................    $ 265,584     $   136,989     $ 112,630
                                                                            =========     ===========     =========
Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest (including capitalized interest of
      $12,171, $12,269, and $7,012) ....................................    $ 171,166     $   165,325     $ 143,665
                                                                            =========     ===========     =========
NON-CASH TRANSACTIONS:
    Financing in connection with acquisitions ..........................    $      --     $    46,640     $ 188,000
    Class A units interest in connection with acquisitions .............       18,798           9,192       302,100
    Unrealized (loss) gain on securities available for sale ............        9,495         (18,399)       15,603
    (Appreciation) depreciation of securities held in officer's deferred
      compensation trust ...............................................       (3,023)           (579)          579

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

            Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Reatly Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 1, 2002. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.

      The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

            (i) all or portions of 73 office properties aggregating approximately 27.2 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

            (ii) 55 shopping center properties in six states and Puerto Rico aggregating approximately 11.3 million square feet, including 1.4 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

            (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

            (iv) a 60% interest in the Vornado/Crescent partnerships that own 89 warehouse facilities nationwide with an aggregate of approximately 445 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

            (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

            (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 0.4 million square feet of retail and office space;

            (vii) a 21.1% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

            (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

            (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

                               VORNADO REALTY L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company doesn't exercise control, such entities are accounted for under the equity method). All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

      Prior to January 1, 2001, the Company's equity interests in partially-owned entities also included investments in preferred stock affiliates (corporations in which the Company owned all of the preferred stock and none of the common equity). Ownership of the preferred stock entitled the Company to substantially all of the economic benefits in the preferred stock affiliates. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates, which was owned by the Officers and Trustees of the Company, and converted them to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated beginning January 1, 2001.

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

      REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. During 2001, the amount of undepreciated book value carried forward on redeveloped properties totaled $8,116,000. Depreciation is provided on a straight-line basis over the assets estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $12,171,000, $12,269,000, and $7,012,000 for the years ended December 31, 2001, 2000, and 1999.

      The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

      MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities) as securities available for sale; equity securities it intends to buy and sell on a short term basis as trading securities; and preferred stock investments as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available for sale are included as a component of shareholders' equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification. "A portion of the Company's preferred stock investments are redeemable and accounted for in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows. If the value of the investment based on the present value of the future cash flows is less than the Company's carrying amount, the investments will be written down to fair value through earnings.

                               VORNADO REALTY L.P

      At December 31, 2001 and 2000, marketable securities had an aggregate cost of $117,284,000 and $129,023,000 and an aggregate market value of $126,774,000 and $120,340,000 (of which $13,888,000 and $13,713,000 represent trading securities; $49,763,000 and $57,945,000 represent securities available for sale; and $63,123,000 and $48,682,000 represent securities held to maturity). Gross unrealized gains and losses were $14,738,000 and $5,243,000 at December 31, 2001, and $8,159,000 and $16,842,000 at December 31, 2000.

      NOTES AND MORTGAGE LOANS RECEIVABLE: The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient to the value of the collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis.

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

      GOODWILL: The excess of purchase price over the fair value of assets acquired is capitalized and amortized on a straight-line basis over the estimated useful lives which range from 10 to 40 years. Goodwill is reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. In such event, a comparison is made of the current and projected operating cash flows of the related assets into the foreseeable future on an undiscounted basis to the carrying amount of both the asset and related goodwill. Such carrying amount would be adjusted, if necessary, to estimate value to reflect an impairment in the value of the goodwill.

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

      REVENUE RECOGNITION: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, if they provide for varying rents over the lease terms. Contingent rents are not recognized until realized.

      INCOME TAXES: No provision has been made for income taxes in the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the individual partners. The Company operates in a manner intended to enable Vornado to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado will distribute to its shareholders 100% of its taxable income before the first distribution of the 2002 calendar year. Therefore, no provision for Federal income taxes is required. Dividend distributions for the years ended December 31, 2001, 2000 and 1999, were characterized for Federal income tax purposes as ordinary income.

      The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries ("TRS"). The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company's total assets. A TRS is taxable on its net income at regular corporate tax rates. For the 2001 tax year, the total tax is approximately $1,050,000.

                              VORNADO REALTY L.P.

      The net basis of the Company's assets and liabilities for tax purposes is approximately $1,069,000,000 lower than the amount reported for financial statement purposes. At December 31, 2001, the Company had a capital loss carryover of approximately $83,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

      AMOUNTS PER CLASS A UNIT: Basic earnings per Class A unit is computed based on average shares outstanding. Diluted earnings per Class A unit considers the effect of outstanding options, warrants and convertible or redeemable securities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. Statement 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under Statement 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as the cumulative effect of change in accounting principle as of January 1, 2001. Future changes in value of such securities will be recorded through earnings. The Company does not currently utilize derivatives for hedging purposes and does not engage in speculative activities.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (effective July 1, 2001) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company will write off goodwill of approximately $32,491,000, of which (i) $18,000,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,491,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off will be reflected as a cumulative effect of a change in accounting principle. Amortization of goodwill during 2001 was approximately $1,116,000.

      In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial statements; however, under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

                              VORNADO REALTY L.P.

3. ACQUISITIONS AND DISPOSITIONS

      The Company completed approximately $1,611,600,000 of real estate acquisitions or investments from January 1, 2001 through February 2002 and $404,000,000 in 2000. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company and were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The pro forma effect of the acquisitions, other than Charles E. Smith Commercial Realty, were not material to the Company's historical results of operations.

OFFICE:

      CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

      See, Note 15 -- "Subsequent Events"

      7 WEST 34TH STREET

      On November 1, 2000, the Company acquired 7 West 34th Street, a Manhattan office building containing 479,000 square feet for $128,000,000.

RETAIL:

      STARWOOD-CERUZZI JOINT VENTURES

      In the first quarter of 2000, the Company and its joint venture partner acquired 2 fee interests containing 210,000 square feet and 4 leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio formerly occupied by Hechinger, Inc., a home improvement retailer which was liquidated. The purchase price was $27,425,000, of which the Company's share was 80%.

MERCHANDISE MART PROPERTIES:

      33 NORTH DEARBORN STREET

      On September 21, 2000 the Company acquired 33 North Dearborn Street, a 321,000 square foot office building in Chicago for $35,000,000 of which $19,000,000 was debt.

      L.A. MART

      On October 2, 2000, the Company acquired the 724,000 square foot L.A. Mart in Los Angeles and its 9.3 acre site for $54,000,000, of which $10,000,000 was debt.

OTHER REAL ESTATE INVESTMENTS:

      LOAN TO COMMONWEALTH ATLANTIC PROPERTIES, INC. ("CAPI")

      In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200,000 loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2001. The loan is secured by approximately 1,100,000 units of the Company's Series E-1 Convertible Preferred Units (with a liquidation value of $55,000,000 at December 31, 2001) issued to CAPI in connection with the acquisition. Each Series E-1 Unit is convertible into 1.1364 shares of Vornado Realty Trust.

                              VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      NEWKIRK JOINT VENTURES

      During 2000, the Company completed acquisitions of additional equity investments in certain limited partnerships for $10,526,000, including $1,334,000 in cash and $9,192,000 in the Company's units.

      STUDENT HOUSING JOINT VENTURE

      On January 28, 2000, the Company and its joint venture partner, acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000,000, of which $19,600,000 was debt. The Company's share of this investment is 90%.

      ALEXANDER'S

      On March 31, 2000, the Company increased its ownership in Alexander's from 32% to 32.9% by acquiring 41,500 shares of Alexander's common stock for $2,740,000. On April 11, 2000, the Company acquired an additional 10,400 shares for $674,000, thereby increasing its ownership interest to 33.1%.

      LOAN TO NORTHSTAR PARTNERSHIP L.P.

      On September 19, 2000, the Company acquired $75,000,000 of subordinated unsecured debt of NorthStar Partnership, L.P. ("NorthStar"), a private real estate company, for $65,000,000. The loan bears interest at 11.5% per annum, requires quarterly principal payments of $2,500,000 and matures in May 2002. All of the quarterly principal payments have been received by the Company in accordance with the loan agreement with the exception of the payment due on September 28, 2001 which was not received until October 30, 2001.

      LOAN TO PRIMESTONE INVESTMENT PARTNERS, L.P.

      On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

      On November 19, 2001 the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000, including unpaid interest and fees of $6,790,000. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, (ii) second, to the Company and Cadim pro rata in proportion to the amount of interest and fees owed to them (all of such fees and interest accrued through November 19, 2001 are for the account of Vornado and all of such fees and interest accrued after November 19, 2001 accrue on a 50/50 basis to the Company and Cadim) and (iii) third, 50% to the Company and 50% to Cadim. The Company has agreed that in the event the Company acquires the collateral in a foreclosure proceeding it will, upon the request of Cadim, deliver 50% of such collateral to Cadim.

      For financial reporting purposes, the gross amount of the loan, $106,768, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated. The Company believes that the value of the collateral and the guarantees is sufficient to cover the carrying amount of the loans receivable including unpaid interest and fees.

                              VORNADO REALTY L.P.

      LOAN TO DEARBORN CENTER

      The Company's investment of $21,522,000 represents a 38.5% interest in $55,901,000 funded of a $65,000,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a one year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 13% if certain leasing thresholds are not met.

DISPOSITIONS:

      The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the years ended December 31, 2001, 2000 and 1999:

     ($ in thousands)
                                                                          2001           2000          1999
                                                                        --------      ---------       -------
WHOLLY-OWNED ASSETS:
        Net gain from condemnation proceeding................           $  3,050      $      --       $    --
        Write-off of investments in technology companies.....            (16,513)            --            --
        Net gain on sale of other real estate................                 --         10,965            --
     PARTIALLY-OWNED ASSETS:
        After-tax net gain on sale of Park Laurel
          condominium units..................................             15,657             --            --
        Net gain on sale of 570 Lexington Avenue.............             12,445             --            --
        Write-off of net investment in the  Russian
          Tea Room ("RTR")...................................             (7,374)            --            --
        Other................................................                160             --            --
                                                                        --------      ---------       -------
                                                                        $  7,425      $  10,965       $    --
                                                                        ========      =========       =======

NET GAIN FROM CONDEMNATION PROCEEDING

      In September 1998, Atlantic City condemned the Company's property. In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000. The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

      In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred rent liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

550/600 MAMARONECK AVENUE

      On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated book value.

NET GAIN ON SALE OF OTHER REAL ESTATE

      During 2000, the Company sold (i) its three shopping centers located in Texas for $25,750,000, resulting in a gain of $2,560,000 and (ii) its Westport, Connecticut office property for $24,000,000, resulting in a gain of $8,405,000.

PARK LAUREL CONDOMINIUM PROJECT

      In the third quarter of 2001, the Park Laurel joint venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000. The Company's share of the after-tax net gain reflects $3,953,000 (net of tax benefit of $1,826,000) awards accrued under the venture's incentive compensation plan.

                              VORNADO REALTY L.P.

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

BALANCE SHEET DATA:

($ in thousands)                                                  100% OF THESE ENTITIES
                                                                 ------------------------
                                        COMPANY'S INVESTMENT          TOTAL ASSETS
                           PERCENTAGE  ----------------------    ------------------------
                            OWNERSHIP      2001        2000         2001          2000
                            ---------  ----------  ----------    ----------    ----------
INVESTMENTS:
Temperature Controlled
 Logistics ...............      60%    $  474,862  $  469,613    $1,379,212    $1,406,299
                                                                 ==========    ==========

Charles E. Smith
 Commercial Realty L.P.(1)      34%       347,263     325,328    $1,308,297    $1,279,809
                                                                 ==========    ==========

Alexander's ..............    33.1%       188,522     178,413    $  583,339    $  403,305
                                                                 ==========    ==========

Newkirk Joint
 Ventures (2)...........        30%       191,534     163,157    $  722,293
                                                                 ==========

Hotel Pennsylvania (3)..                       --      73,531
Partially - Owned
 Office Buildings (4)...        34%        23,346      62,174
Starwood Ceruzzi
 Joint Venture..........        80%        25,791      28,847

Park Laurel(5)..........        69%        (4,745)     70,007
Management companies
 and other (6)..........                   23,622      61,487
                                       ----------  ----------
                                       $1,270,195  $1,432,557
                                       ==========  ==========

($ in thousands)                          100% OF THESE ENTITIES
                            ----------------------------------------------------
                                  TOTAL DEBT                 TOTAL EQUITY
                            ------------------------    -----------------------
                               2001          2000          2001          2000
                            ----------    ----------    ---------     ---------
INVESTMENTS:
Temperature Controlled
 Logistics ...............  $  602,530    $  561,321    $ 768,485     $ 755,603
                            ==========    ==========    =========     =========

Charles E. Smith
 Commercial Realty L.P.(1)  $1,503,057    $1,492,230    $(307,584)    $(318,949)
                            ==========    ==========    =========     =========

Alexander's ..............  $  515,831    $  367,787    $  45,081     $  17,695
                            ==========    ==========    =========     =========

Newkirk Joint
 Ventures (2)...........    $  879,840                  $(157,547)
                            ==========                  =========

Hotel Pennsylvania (3)..
Partially - Owned
 Office Buildings (4)...
Starwood Ceruzzi
 Joint Venture..........

Park Laurel(5)..........
Management companies
 and other (6)..........

----------
(1) Vornado owned a 34% interest in CESCR in 2001 and 2000. On January 1, 2002, the Company acquired the remaining 66% of CESCR. See Note 3 - "Acquisitions and Dispositions" for details of the acquisition.
(2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of

                                                   December 31, 2001  December 31, 2000
                                                   -----------------  -----------------
Investments in limited partnerships ............        $145,107          $116,730

Mortgages and loans receivable .................          39,511            39,511

Other ..........................................           6,916             6,916
                                                        --------          --------
Total ..........................................        $191,534          $163,157
                                                        ========          ========

      On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 1, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.
(3) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445.
(5) The credit balance at December 31, 2001, is a result of the accrual of awards under the ventures incentive compensation plan.
(6) On January 1, 2001, the Company acquired the common stock of the preferred stock affiliates and converted them to taxable REIT subsidiaries. Accordingly the management companies are consolidated in 2001.

                              VORNADO REALTY L.P.

      Below is a summary of the debt of partially owned entities as of December 31, 2001 and 2000, none of which is guaranteed by the Company.

                                                                                                               100%
    ($ in thousands)                                                                                 PARTIALLY-OWNED ENTITIES
                                                                                                               DEBT
                                                                                                     ------------------------
                                                                                                         2001         2000
                                                                                                     ----------    ----------
    Alexander's (33.1% interest):
        Term loan secured by all of Alexander's assets except for the Kings
           Plaza Regional Shopping Center:
             Portion financed by the Company due on March 15, 2002 with interest
                at 13.74% .......................................................................    $   95,000    $   95,000
             Portion financed by a bank, due March 15, 2002, with interest at LIBOR + 1.85%
                (3.75% at December 31, 2001) (extended to March 15, 2003) .......................        10,000        20,000
        Unsecured Line of Credit financed by the Company, due on March 15, 2002 with interest
           at 13.74% ............................................................................        24,000        20,000
        Rego Park mortgage payable, due in June 2009, with interest at 7.25% ....................        82,000        82,000
        Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
           with interest at 7.46% (prepayable with yield maintenance) ...........................       221,831       114,525
        Paramus mortgage payable, due in October 2011, with interest at 5.92%
           (prepayable without penalty) .........................................................        68,000            --
        Other notes and mortgages payable .......................................................        15,000        36,262

    Temperature Controlled Logistics (60% interest):
        Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in 563,782 527,207 May 2008, requires amortization based on a 25 year term with interest at 6.89% (prepayable with yield maintenance)
        Other notes and mortgages payable .......................................................        38,748        34,114

    Hotel Pennsylvania - Hotel (98% interest):
        Mortgage payable, due in October 2002, requires amortization based on a
           25 year term, with interest at LIBOR + 1.60% (3.74% at December 31, 2001)
           (prepayable without penalty) .........................................................           N/A        70,514

    Newkirk Joint Ventures (30% interest):
        Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average interest rate of 11.89% at
           December 31, 2001 (various prepayment rights) ........................................       879,840       837,190

    Charles E. Smith Commercial Realty L.P. (34% interest):
           29 mortgages payable due from 2002 through 2030, with interest from 3.60%
           to 10.21% at December 31, 2001 (various prepayment rights) ...........................     1,470,057     1,458,230

        Unsecured line of credit due in October 2003, with interest
           at 4.87% at December 31, 2001 ........................................................        33,000        34,000

    Partially Owned Office Buildings:
        330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
           with interest at 6.52%  (prepayable with yield maintenance) ..........................        60,000        60,000
        825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with interest at
           8.07% (prepayable with yield maintenance) ............................................        23,552        43,768

    Las Catalinas Mall (50% interest):
        Mortgage notes payable, due in November 2013 with interest at 6.97%
           (prepayable after December 2002 with yield maintenance) ..............................        68,591        69,430

    Russian Tea Room (50% interest) mortgages payable, due in March 2002, with interest at Prime
           plus 50 basis points (5.25% at December 31, 2001) ....................................        13,000        13,000

      The Company's share of the debt of partially owned entities was $1,319,535,000 and $1,328,388,000 as of December 31, 2001 and 2000.

                              VORNADO REALTY L.P.

INCOME STATEMENT DATA:

                                                 COMPANY'S INCOME                   100% OF THESE ENTITIES
                                               FROM PARTIALLY OWNED            --------------------------------
                                                     ENTITIES                           TOTAL REVENUES
                                        ----------------------------------     --------------------------------
                                          2001         2000         1999         2001        2000        1999
                                        --------     --------     --------     --------    --------    --------
($ in thousands)
Income applicable to
    Alexander's: 33.1% share of
      equity in income (loss) (29.3%
      prior to October 1999) (1)  ..    $  7,295     $  1,105     $  1,021     $ 69,343    $ 63,965    $ 64,390
                                                                               ========    ========    ========
    Interest income ................      11,899       11,948        6,406
    Management and leasing fee
       income (1) ..................       5,354        4,310        4,345
                                        --------     --------     --------
                                        $ 24,548     $ 17,363     $ 11,772
                                        ========     ========     ========
Temperature Controlled Logistics:
    60% share of equity in net
      income .......................    $ 12,093     $ 23,244     $ 31,468     $126,957    $154,341    $264,266
    Management Fee (40% of 1%                                                  ========    ========    ========
      per annum of the Total
      Combined Assets,
      as defined) ..................       5,354        5,534        5,254
                                        --------     --------     --------
                                          17,447       28,778       36,722
Charles E. Smith Commercial
    Realty L.P (34% interest)(2)  ..      28,653       25,724       18,817     $382,502    $344,084    $307,377
                                                                               ========    ========    ========
Newkirk Joint Ventures
    (30% interest):
      Equity in income of limited
        partnerships ...............      25,470       18,632       18,601     $179,551
                                                                               ========
      Interest and other income ....       5,474        5,894        1,321
Hotel Pennsylvania (3) .............          --        8,072        5,095
Partially-Owned Office
    Buildings (4) ..................       4,093        2,832        1,743
Management companies and
    other ..........................        (525)      (3,278)      (3,739)
                                        --------     --------     --------
                                        $ 80,612     $ 86,654     $ 78,560
                                        ========     ========     ========

                                             100% OF THESE ENTITIES
                                        -----------------------------
                                               NET INCOME (LOSS)
                                        -----------------------------
                                          2001       2000       1999
                                        -------    -------    -------
($ in thousands)
Income applicable to
    Alexander's: 33.1% share of
      equity in income (loss) (29.3%
      prior to October 1999) (1)  ..    $27,386    $ 5,197    $ 5,524
                                        =======    =======    =======
    Interest income ................
    Management and leasing fee
       income (1) ..................



Temperature Controlled Logistics:
    60% share of equity in net
      income .......................    $16,647    $37,284    $54,198
    Management Fee (40% of 1%           =======    =======    =======
      per annum of the Total
      Combined Assets,
      as defined) ..................


Charles E. Smith Commercial
    Realty L.P (34% interest)(2)  ..    $82,713    $76,707    $61,009
                                        =======    =======    =======
Newkirk Joint Ventures
    (30% interest):
      Equity in income of limited
        partnerships ...............    $84,900
                                        =======
      Interest and other income ....
Hotel Pennsylvania (3) .............
Partially-Owned Office
    Buildings (4) ..................
Management companies and
    other ..........................

----------
(1) Equity in income for the year ended December 31, 2001, includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and is after a charge of $1,684 representing the Company's share of abandoned development costs. Equity in income excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on its Fordham Road property because it is reflected as an extraordinary item in the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale of Fordham Road.
(2) The Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. See Note 15
      - "Subsequent Events" for details of the acquisition.
(3) As of December 31, 2000, the Company owned 98% of the hotel portion which was owned through a preferred stock affiliate. On January 1, 2001, the Company acquired the common stock of the preferred stock affiliate and converted it to a taxable REIT subsidiary. Accordingly, the hotel portion is consolidated in 2001.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.

ALEXANDER'S

      The investment in and loans and advances to Alexander's are comprised of:

                 ($ in thousands)                                                  DECEMBER 31,
                                                                               ------------------
                                                                                  2001     2000
                                                                               --------  --------
Common stock, including equity in income and $3,996 and $3,396 of accumulated depreciation of buildings ..................................  $ 64,928  $ 62,267
Loan receivable .............................................................   119,000   115,000
Leasing fees and other receivables ..........................................     4,594     1,146
                                                                               --------  --------
                                                                               $188,522  $178,413
                                                                               ========  ========

                              VORNADO REALTY L.P.

OWNERSHIP

      At December 31, 2001, the Company had a 33.1% ownership interest in Alexander's. In addition, Interstate Properties and its partners owned approximately 15.5% of the common shares of beneficial interest of the Company and 27.5% of Alexander's common stock. Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of Alexander's. Messrs. Mandelbaum and Wight are trustees of the Company and are also directors of Alexander's.

      At December 31, 2001, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The interest rates on the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit will reset on March 15, 2002, and quarterly thereafter, using the same spread to treasuries as presently exists with a 3% floor for treasuries.

REAL ESTATE AND DEVELOPMENT ACTIVITY

      Alexander's has completed the excavation and foundation for its Lexington Avenue property development project. The development plan is to construct a 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices; and a residential portion consisting of condominium units. There can be no assurance that the residential portion will be built. The funding required for the proposed building will be in excess of $650,000,000. Alexander's is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with the Company.

      On May 1, 2001 Alexander's entered into a lease agreement with Bloomberg L.P., for approximately 700,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with similar percentage increases each four years. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

      On January 12, 2001, Alexander's sold its Fordham Road property located in Bronx, New York for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

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

AGREEMENTS WITH ALEXANDER'S

      Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander's is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

      The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred. At December 31, 2001, $2,249,000 is due to the Company under this agreement.

                              VORNADO REALTY L.P.

5. DEBT

      Following is a summary of the Company's debt:

($ in thousands)                                                                                       DECEMBER 31,
                                                                                                  ----------------------
Notes and Mortgage Payable:                                                                          2001         2000
                                                                                                  ----------  ----------
   Fixed Interest:
     Two Penn Plaza mortgage payable, due in March 2004, requires amortization based on a 25 year term with interest at 7.08% (prepayable with penalty fee) ..........................  $  157,697  $  160,518
     Washington Office Center mortgage payable, due in February 2004, requires amortization
       based on a 25 year term with interest at 6.80% (prepayable with yield maintenance) ......      46,572      48,102
     866 UN Plaza mortgage payable, due in April 2004, with interest at 7.79% ..................      33,000      33,000
     888 Seventh Avenue mortgage payable, due in February 2006, with interest at 6.63%
       (prepayable with yield maintenance) (1) .................................................     105,000      55,000
     Eleven Penn Plaza mortgage payable, due in June 2007, requires amortization based on a
       25 year term with interest at 8.39% (prepayable after 2003 with yield maintenance) ......      51,376      52,289
     Montehiedra Town Center mortgage pass-through certificates, due in
       April 2027, requires amortization based on 30 year term with interest at 8.23%
       (prepayable with yield maintenance) .....................................................      60,359      61,021
     Green Acres Mall and Plaza mortgage payable, due in February 2008, requires amortization
       based on a 30 year term with interest at 6.75% (prepayable with yield maintenance) ......     152,894     154,928
     Cross collateralized mortgages payable on 42 shopping centers due in March 2010, requires amortization based on a 30 year term with interest at 7.93% (prepayable with penalty
       until 2009) (2) .........................................................................     492,156     496,764
     Market Square Complex mortgage payable, due in July 2011, requires amortization based
       on an 18 year term with interest at 7.95% (3) ...........................................      49,702      44,134
     Industrial warehouses cross-collateralized mortgage payable, due in October 2011, requires
       amortization based on a 30 year term with interest at 6.95% (4) .........................      50,000          --
     Washington Design Center mortgage payable, due in October 2011, requires amortization based
       on a 30 year term with interest at 6.95% (prepayable after 2003) (5) ....................      48,959      23,632
     Other mortgages payable ...................................................................      46,853      56,524
                                                                                                  ----------  ----------
                                                                                                   1,294,568   1,185,912
   Variable Interest:
     Two Park Avenue mortgage payable, due on March 1, 2003, interest at LIBOR plus 1.65%
       (3.38% at December 31, 2001) (prepayable without penalty) (6) ...........................      90,000      90,000
     One Penn Plaza mortgage payable, due in June 2002, interest at LIBOR plus 1.25%
       (3.34% at December 31, 2001) (prepayable without penalty) ...............................     275,000     275,000
     350 North Orleans mortgage payable, due in June 2002, interest at LIBOR + 1.65%
       (3.84% at December 31, 2001) (prepayable with yield maintenance) ........................      70,000      70,000
     909 Third Avenue mortgage payable, due in August 2003, interest at LIBOR + 1.65%
       (3.52% at December 31, 2001) (prepayable with penalty fee) ..............................     105,253     107,879
     770 Broadway/595 Madison Avenue cross-collateralized mortgage payable,
       due on August 1, 2002, interest at LIBOR + .40% (2.27% at December 31, 2001) (7) ........     123,500     173,500
     33 North Dearborn Street mortgage payable, due in September 2003, interest at LIBOR
       plus 1.75% (3.89% at December 31, 2001) (payable without penalty) .......................      19,000      19,000
     Merchandise Mart mortgage payable, due in October 2002, interest at  LIBOR plus 1.50%
       (3.49% at December 31, 2001) (prepayable with penalty fee) ..............................     250,000     250,000
     Hotel Pennsylvania - (commercial) mortgage payable, due in October 2002, requires amortization based on a 25 year term, with interest at LIBOR + 1.60%
       (3.74% at December 31, 2001) (prepayable without penalty) ...............................     115,508      47,009
     Palisades construction loan payable, due in January 2003, with interest at
       LIBOR + 1.75% (3.91% at December 31, 2001) (prepayable without penalty) .................      90,526      31,411
     Two mortgages payable collateralized by the Market Square
       Complex due in 2003, with interest at LIBOR plus 2.0% and Prime plus .50%
       (4.05% and 4.25% at December 31, 2001) ..................................................      43,818      13,597
                                                                                                  ----------  ----------
Total notes and mortgages payable ..............................................................   2,477,173   2,263,308
Unsecured revolving credit facility, interest at LIBOR plus .90% (2.90% at
   December 31, 2001) (8) ......................................................................          --     425,000
                                                                                                  ----------  ----------
       Total Debt ..............................................................................  $2,477,173  $2,688,308
                                                                                                  ==========  ==========

                              VORNADO REALTY L.P.

(1) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.63% and matures on January 1, 2006. A portion of the proceeds received were used to repay the then existing mortgage of $55,000.

(2) On March 1, 2000 the Company completed a $500,000 private placement of 10-year, 7.93% mortgage notes, cross-collateralized by 42 shopping center properties, resulting in net proceeds of approximately $490,000. In connection therewith, the Company repaid $228,000 of existing mortgage debt scheduled to mature on December 1, 2000 and $262,000 outstanding under its revolving credit facility. In connection with the repayment of this debt, the Company recorded an extraordinary loss of $1,125 in the first quarter of 2000 due to the write-off of unamortized financing costs.

(3) On July 11, 2001, the Company completed a $50,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% per annum and matures in July, 2011. The proceeds received were used to repay the then existing mortgage of $49,000.

(4) On September 20, 2001, the Company completed a $50,000 mortgage financing, cross-collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.

(5) On October 16, 2001, the Company completed a $49,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received were used to repay the then existing mortgage of $23,000.

(6) On March 1, 2000, the Company refinanced its Two Park Avenue office building for $90,000. Of the proceeds received, the Company repaid the existing debt of $65,000. The new 3-year debt matures on February 28, 2003 and bears interest at Libor + 1.45% (3.38% at December 31, 2001).

(7) On August 11, 2000, the Company completed a $173,500 mortgage financing, cross-collaterized by its 770 Broadway and 595 Madison Avenue office buildings. The loan bears interest at LIBOR + .40% (2.27% at December 31,
      2001) and matures on August 1, 2002. At December 31, 2001, the proceeds of the loan are in a restricted mortgage escrow account, which bears interest at the same rate as the loan.

(8) On March 21, 2000, the Company renewed its $1,000,000 revolving credit facility for an additional three years. The covenants of the facility include, among others, maximum loan to value ratio, minimum debt service coverage and minimum capitalization requirements. Interest is at LIBOR plus .90% (2.90% at December 31, 2001). The Company paid origination fees of $6,700 and pays a commitment fee quarterly of .20 % per annum on the facility amount.

      The net carrying value of properties collateralizing the notes and mortgages amounted to $3,136,582,000 at December 31, 2001. As at December 31, 2001, the principal repayments for the next five years and thereafter are as follows:

            ($ in thousands)

            YEAR ENDING DECEMBER 31,                           AMOUNT
            ------------------------                           ------
            2002...........................................   $834,008

            2003...........................................    348,597

            2004...........................................    237,269

            2005...........................................         --

            2006...........................................    105,000

            Thereafter.....................................    952,299

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which generally non-recourse to the Company and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

                              VORNADO REALTY L.P.

6. PARTNERS' CAPITAL

      The following table sets forth the details of Partners' Capital, as of December 31, 2001 and 2000:

                                            Outstanding Units at                   Preferred
                                        -------------------------     Per Unit     or Annual       Conversion
                                        December 31,  December 31,  Liquidation   Distribution      Rate Into
Unit Series                                 2001          2000       Preference       Rate        Class A Units
-----------                             -----------   -----------   ------------  ------------    -------------
Convertible Preferred:
    Series A .......................      5,520,435      5,789,239      $ 50.00       $ 3.25
    Series B .......................      3,400,000      3,400,000      $ 25.00       $ 2.125              --
    Series C .......................      4,600,000      4,600,000      $ 25.00       $ 2.125              --
    5.0% B-1 Convertible Preferred .        899,566        899,566      $ 50.00       $  2.50            .914
    8.0% B-2 Convertible Preferred .        449,783        449,783      $ 50.00       $  4.00            .914
    6.5% C-1 Convertible Preferred .        747,912        747,912      $ 50.00       $  3.25          1.1431
    6.5% E-1 Convertible Preferred .      4,998,000      4,998,000      $ 50.00       $  3.25(1)       1.1364
Perpetual Preferred: (2)
    8.5% D-1 Cumulative
      Redeemable Preferred .........      3,500,000      3,500,000      $ 25.00       $ 2.125             N/A
    8.375% D-2 Cumulative Redeemable
      Preferred ....................        549,336        549,336      $ 50.00       $4.1875             N/A
    8.25% D-3 Cumulative Redeemable
      Preferred ....................      8,000,000      8,000,000      $ 25.00       $2.0625             N/A
    8.25% D-4 Cumulative Redeemable
      Preferred ....................      5,000,000      5,000,000      $ 25.00       $2.0625             N/A
    8.25% D-5 Cumulative Redeemable
      Preferred ....................      7,480,000      7,480,000      $ 25.00       $2.0625             N/A
    8.25% D-6 Cumulative Redeemable
      Preferred ....................        840,000        840,000      $ 25.00       $2.0625             N/A
    8.25% D-7 Cumulative Redeemable
      Preferred ....................      7,200,000      7,200,000      $ 25.00       $2.0625             N/A
    8.25% D-8 Cumulative Redeemable
      Preferred ....................        360,000        360,000      $ 25.00       $2.0625             N/A
    8.25% D-9 Cumulative Redeemable
      Preferred ....................      1,800,000             --      $ 25.00       $2.0625             N/A
    9.00% F-1 Cumulative
      Redeemable Preferred (3) .....        400,000             --      $ 25.00       $  2.25             N/A
                                        -----------     ----------
                                         55,745,032     53,813,836
                                        ===========     ==========
General Partnership Interest (4)
 Limited Partnership Interest:
    Class A (5).....................    104,858,442(6)  93,260,519(6)
    Class D (7).....................             --        869,387
                                        -----------     ----------
                                        104,858,442     94,126,906
                                        ===========     ==========

----------
(1)   Increases to $3.38 in March 2006.
(2) Convertible at the option of the holder for an equivalent amount of the Company's preferred units and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).
(3) Issued in connection with the acquisition of a leasehold interest at 715 Lexington Avenue. Redeemable at the Company's option beginning January 2012 for Class A units.
(4)   Vornado is the sole general partner.
(5) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.
(6) Included in Class A units are 99,035,023 and 86,803,770 units owned by the general partner at December 31, 2001 and 2000, respectively.
(7) Class D units automatically converted into Class A units in the third quarter of 2001. Prior to the conversion, the Class D unitholders participated in distributions at an annual rate of $2.12, then pari passu with the Class A units.

                              VORNADO REALTY L.P.

7. EMPLOYEES' SHARE OPTION PLAN

      Under the Omnibus Share Plan (the "Plan"), various officers and employees have been granted incentive share options and non-qualified options to purchase common shares of Vornado. Options granted are at prices equal to 100% of the market price of Vornado's shares at the date of grant. Shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant. An equivalent number of Class A units are issued when options are exercised.

      The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 2001.

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below, for the years ended December 31, 2001, 2000, and 1999:

                                                                                          DECEMBER 31,
                                                                         ---------------------------------------------
(amounts in thousands, except unit and per unit amounts)                     2001             2000             1999
                                                                         -----------      -----------      -----------
Net income applicable to Class A units:
    As reported ...................................................      $   242,766      $   209,664      $   177,427
    Pro-forma .....................................................          227,833          191,438          160,182
Net income per unit applicable to Class A units:
    Basic:
      As reported .................................................      $      2.55      $      2.26      $      1.97
      Pro-forma ...................................................             2.40             2.05             1.77
    Diluted:
      As reported .................................................      $      2.47      $      2.20      $      1.94
      Pro forma ...................................................             2.32             2.00             1.74

                              VORNADO REALTY L.P.

      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2001, 2000 and 1999.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          2001       2000        1999
                                                          ----       ----        ----
       Expected volatility........................         17%        17%         19%
       Expected life..............................       5 years    5 years     5 years
       Risk-free interest rate....................        4.38%      5.0%        6.4%
       Expected dividend yield....................        6.0%       6.0%        5.9%

      A summary of the Plan's status and changes during the years then ended, is presented below:

                                                        2001                          2000                          1999
                                              ------------------------      ------------------------      ------------------------

                                                               WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                               AVERAGE                       AVERAGE                       AVERAGE
                                                 SHARES/       EXERCISE       SHARES/        EXERCISE        SHARES/       EXERCISE
                                                  UNITS         PRICE          UNITS          PRICE           UNITS         PRICE
                                              -----------       ------      -----------       ------      -----------       ------
Outstanding at January 1 ...............       15,861,260       $32.25       11,472,352       $32.65        8,724,316       $32.35
Granted ................................           26,000        35.88        4,863,750        31.02        3,301,550        33.53
Exercised ..............................         (314,965)       31.91         (377,440)       26.29         (132,119)       18.64
Cancelled ..............................         (119,195)       34.12          (97,402)       34.86         (421,395)       37.71
                                              -----------       ------      -----------       ------      -----------       ------

Outstanding at December 31 .............       15,453,100       $32.25       15,861,260       $32.26       11,472,352       $32.65
                                              ===========                   ===========                   ===========

Options exercisable at December 31......       11,334,124                     7,272,878                     4,546,429
                                              ===========                   ===========                   ===========
Weighted-average fair value of options
    granted during the year ended ......      $      3.46                   $      2.98                   $      4.43
                                              ===========                   ===========                   ===========

                              VORNADO REALTY L.P.

      The following table summarizes information about options outstanding under the Plan at December 31, 2001:

                                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                       ----------------------------------------------------------         -----------------------------------
                             NUMBER           WEIGHTED-AVERAGE                                  NUMBER
    RANGE OF             OUTSTANDING AT           REMAINING       WEIGHTED-AVERAGE          EXERCISABLE AT    WEIGHTED-AVERAGE
 EXERCISE PRICE        DECEMBER 31, 2001      CONTRACTUAL LIFE     EXERCISE PRICE         DECEMBER 31, 2001    EXERCISE PRICE
 --------------        -----------------      ----------------     --------------         -----------------    --------------
   $ 6 - $12                   43,402             1.1 Years            $ 11.42                     43,402          $ 11.42
   $17 - $19                  325,894             3.1 Years            $ 17.75                    325,894          $ 17.75
   $23 - $24                3,500,000             4.9 Years            $ 23.47                  3,500,000          $ 23.47
   $26 - $27                  161,570             5.1 Years            $ 26.28                    161,570          $ 26.28
   $30 - $32                5,009,711             7.8 Years            $ 30.73                  2,048,126          $ 30.66
   $32 - $36                3,241,446             7.1 Years            $ 33.66                  2,109,475          $ 33.64
   $36 - $40                  266,505             6.4 Years            $ 38.89                    241,085          $ 39.13
   $41 - $44                   97,572             6.0 Years            $ 43.06                     97,572          $ 43.06
   $45 - $46                2,542,000             5.9 Years            $ 45.31                  2,542,000          $ 45.31
   $48 - $49                  265,000             6.1 Years            $ 48.41                    265,000          $ 48.41
                          -----------                                                         -----------
   $ 6 - $49               15,453,100             6.5 Years            $ 32.25                 11,334,124          $ 32.47
                          ===========                                                         ===========

Vornado shares available for future grant under the Plan at December 31, 2001 were 7,050,074.

8. RETIREMENT PLAN

      In December, 1997, benefits under the Company's Retirement Plan were frozen. Prior to December 31, 1997, the Company's qualified plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

      Pension expense includes the following components:

                                                                   YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2001         2000         1999
                                                              -----        -----        -----
(amounts in thousands, except percentages)
Interest cost on projected benefit obligation ..........      $ 565        $ 567        $ 559
Expected return on assets ..............................       (412)        (374)        (387)
Net amortization and deferral ..........................         32           30           53
                                                              -----        -----        -----
Net pension expense ....................................      $ 185        $ 223        $ 225
                                                              =====        =====        =====

Assumptions used in determining the net pension expense:
Discount rate ..........................................      7 1/4%       7 3/4%       7 3/4%
Rate of increase in compensation levels ................         --*          --*          --*
Expected rate of return on assets ......................          7%           7%           7%

*     Not applicable, as benefits under the Plan were frozen in December 1997.

                               VORNADO REALTY L.P.

      The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

($ in thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2001          2000          1999
                                                        -------       -------       -------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year             $ 7,530       $ 7,918       $ 8,952
    Interest cost                                           565           567           559
    Benefit payments                                       (793)         (637)         (777)
    Experience loss/(gain)                                  648          (318)         (816)
                                                        -------       -------       -------
    Benefit obligation at end of year                     7,950         7,530         7,918
                                                        -------       -------       -------
CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year        5,732         5,284         5,551
    Employer contribution                                   821           698           362
    Benefit payments                                       (793)         (637)         (777)
    Actual return on assets                                 295           387           148
                                                        -------       -------       -------
    Fair value of plan assets at end of year              6,055         5,732         5,284
                                                        -------       -------       -------
Funded status                                            (1,895)       (1,798)       (2,634)
    Unrecognized loss                                     2,011         1,279         1,279
                                                        -------       -------       -------
NET AMOUNT RECOGNIZED                                   $   116       $  (519)      $(1,355)
                                                        =======       =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEETS CONSIST OF:
    Accrued benefit liability                           $(1,895)      $(1,798)      $(2,634)
    Accumulated other comprehensive income                2,011         1,279         1,279
                                                        -------       -------       -------
NET AMOUNT RECOGNIZED                                   $   116       $  (519)      $(1,355)
                                                        =======       =======       =======

Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

                               VORNADO REALTY L.P.

9. LEASES

AS LESSOR:

      The Company leases space to tenants in office buildings and shopping centers under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2001, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

          ($ in thousands)
          YEAR ENDING DECEMBER 31:                         AMOUNT
          ------------------------                         ------
          2002.........................................   $ 703,001
          2003.........................................     678,064
          2004.........................................     638,973
          2005.........................................     586,644
          2006.........................................     531,703
          Thereafter...................................   3,014,647

      These amounts do not include rentals based on tenants' sales. These percentage rents approximated $2,157,000, $4,825,000, and $2,213,000 for the years ended December 31, 2001, 2000, and 1999.

      In February 2001, Bradlees, which was in Chapter 11, closed all of its stores including the 16 locations it leased from the Company. Three of the former Bradlees leases were assigned and 13 were rejected. Of the 16 locations, the leases for 13 are fully guaranteed (6 of these guarantees expire in 2002) and one is guaranteed as to 70% by Stop & Shop Companies, Inc., under a Master Agreement and Guaranty dated May 1, 1992. Stop & Shop is a wholly-owned subsidiary of KoninKlijke Ahold NV (formerly Royal Ahold NV), a leading international food retailer. In addition to these 14 leases, Stop & Shop also guarantees four other leases which were rejected in a prior Bradlees bankruptcy (three of which have been assigned). The effectiveness of Stop & Shop's guarantee is not affected by Bradlees' bankruptcy or subsequent lease assignments. Annual property rentals at December 31, 2001, include an aggregate of $4,000,000 of additional rent allocated to the former Bradlees locations in East Brunswick, Jersey City, Middletown, Union and Woodbridge in accordance with the Master Agreement and Guaranty. This rent will be reallocated to other locations guaranteed by Stop & Shop at or prior to the applicable expiration dates of such leases.

      None of the Company's tenants represented more than 10% of the Company's total revenues for the year ended December 31, 2001.

AS LESSEE:

      The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2001, are as follows:

           ($ in thousands)
           YEAR ENDING DECEMBER 31:                         AMOUNT
           ------------------------                         ------
           2002.......................................   $   14,442
           2003.......................................       13,758
           2004.......................................       13,033
           2005.......................................       13,034
           2006.......................................       13,143
           Thereafter.................................      382,373

      Rent expense was $15,433,000, $15,248,000, and $14,269,000 for the years ended December 31, 2001, 2000 and 1999.

                               VORNADO REALTY L.P.

10. COMMITMENTS AND CONTINGENCIES

      At December 31, 2001, the Company's revolving credit facility had a zero balance, and utilized $83,238,000 of availability under the facility for letters of credit and guarantees.

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

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company) and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

      From time-to-time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

      On October 25, 2001, Primestone Investment Partners L.P. ("Primestone") defaulted on the repayment of its loan from the Company (See Note 3 - Acquisitions and Dispositions). On November 19, 2001, the Company commenced an action in the Delaware Court of Chancery against Primestone Investment Partners L.P. in connection with foreclosure proceedings with respect to the collateral under the loan agreement.

      Although Primestone is a special purpose entity with only one asset, units in Prime Group Realty, L.P., no operations, no employees and no operating income, it filed a Chapter 11 bankruptcy petition on November 19, 2001 in the United States Bankruptcy Court for the District of Delaware. The Company moved to dismiss Primestone's petition as bad faith filing. A federal bankruptcy judge granted the Company's motion on December 18, 2001.

      Following the bankruptcy court's dismissal of Primestone's petition, the Company attempted to reschedule the auction for January 25, 2002. Primestone appealed to the United States District Court for the District of Delaware, and the auction was stayed pending appeal. On January 28, 2002, the district court affirmed the bankruptcy court's decision. The Company has since attempted to reschedule the auction for a third time, but Primestone has appealed once again, this time to the United States Court of Appeals. Briefing for the appeal concluded on February 25, 2002 and the parties are currently awaiting a decision as to if and when oral argument will occur.

      On February 13, 2002, Primestone counterclaimed against the Company. In the counterclaim, Primestone alleges that the Company tortiously interfered with a prospective contract with Cadim, inc. Primestone alleges that the failure to consummate this alleged contract deprived it of the ability to repay its loans to the Company, and that the Company is attempting to obtain control of Prime Group Realty Trust, a publicly held affiliate of Primestone, at an artificially low price. Primestone seeks equitable relief, including a permanent injunction prohibiting the Company from foreclosing on collateral pledged by Primestone, and also demands damages totaling $150,000,000 plus costs and attorneys' fees. The parties commenced discovery on an expedited basis in preparation for a hearing on Primestone's motion for a preliminary injunction that was scheduled for February 22, 2002, but Primestone has indicated that it intends not to proceed with that motion in light of a stay granted by the United States Court of Appeals in Primestone's appeal from the dismissal of its bankruptcy case. On March 4, 2002, the Company filed an answer denying the essential allegations of the counterclaim.

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

12. RELATED PARTY TRANSACTIONS

      LOAN AND COMPENSATION AGREEMENTS

      At December 31, 2001, the loan due from Mr. Roth in accordance with his employment arrangement was $13,123,000 ($4,704,000 of which is shown as a reduction in Partners' Capital). The loan bears interest at 4.49% per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

      At December 31, 2001, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below), and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

      Pursuant to his December 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5,000,000 in cash and a convertible obligation payable November 30, 2001, at the Company's option in 919,540 of its common shares or the cash equivalent of their appreciated value but not less than $20,000,000. Prior to November 30, 2001, the Company and Mr. Fascitelli have agreed to extend the deferral period for three additional years. The Company has funded the obligation in common shares. Accordingly, the Company has reflected this liability Deferred compensation units earned but not yet delivered in the Partners' Capital section of the balance sheet. The cash and common shares are held in an irrevocable trust (the fair value of this obligation was $40,155,000 at December 31, 2001). For the years ended
December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

      On March 8, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period ending December 31, 2006. Pursuant to the employment agreement, he will receive a deferred payment in five years of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000. The number of shares was set by the Company's Compensation Committee in December to achieve a value of $25,000,000 and have appreciated $2,500,000 since then. The shares will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board.

      One other executive officer of the Company has a loan outstanding pursuant to an employment agreement of $1,000,000 at December 31, 2001. The loan matures in April 2005 and bears interest at either the applicable Federal rate provided or the broker call rate (6.63% at December 31, 2001).

      Information regarding employment agreements with other Officers of the Company are incorporated by reference in Part II of this document.

      TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

ALEXANDER'S

      The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. See Note--4 "Investments in Partially-Owned Entities" for further details.

                               VORNADO REALTY L.P.

INTERSTATE PROPERTIES

      The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives a quarterly fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2001, 2000 and 1999, $1,655,000, $1,418,000,
and $1,262,000 of management fees were earned by the Company pursuant to the management agreement.

THE NEW YORK OFFICE CLEANING CONTRACT

      The estate of Bernard Mendik certain other entities including Mr. Greenbaum own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services are provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies, that the terms and conditions of such contracts are fair to the Company. In connection with these contracts, the Company paid $51,280,000, $47,493,000, and $40,974,000 for the years ended December 31, 2001, 2000 and 1999.

VORNADO OPERATING COMPANY

      In October 1998, Vornado Operating Company ("Vornado Operating") was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility (the "Revolving Credit Agreement") which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2001, $31,424,000 was outstanding under the Revolving Credit Agreement.

OTHER

      The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $48,758,000 at December 31, 2001. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust.

      On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to an entity controlled by the late Bernard Mendik, a former executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000.

      During 2001, the Company paid $136,000 for legal services to a firm in which one of the Company's trustees is a member.

      On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officer and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

      In connection with the Park Laurel condominium project, the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

                               VORNADO REALTY L.P.

13. INCOME PER UNIT

      The following table sets forth the computation of basic and diluted income per unit:

                                                                      YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                             2001               2000               1999
                                                         ------------       ------------       ------------
(amounts in thousands, except per unit amounts)
Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item .....  $    376,521       $    335,525       $    255,677
    Cumulative effect of change in accounting
      principle .......................................        (4,110)                --                 --
    Extraordinary item ................................         1,170             (1,125)                --
                                                         ------------       ------------       ------------
    Net income ........................................       373,581            334,400            255,677
    Preferred unit distributions ......................       (36,505)           (38,690)           (33,438)
    Preferential allocations ..........................       (94,310)           (86,046)           (44,812)
                                                         ------------       ------------       ------------
Numerator for basic and diluted income per
  unit - net income applicable to Class A units .......  $    242,766       $    209,664       $    177,427
                                                         ============       ============       ============

Denominator:
    Denominator for basic income per unit- weighted
      average units ...................................    95,240,618         92,940,702         89,895,628
    Effect of dilutive securities:
      Employee unit options ...........................     2,963,438          2,170,894          1,621,386
                                                         ------------       ------------       ------------

    Denominator for diluted income per unit-
      adjusted weighted average units and
      assumed conversions .............................    98,204,056         95,111,596         91,517,014
                                                         ============       ============       ============

INCOME PER CLASS A UNIT - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item ...  $       2.58       $       2.27       $       1.97
      Cumulative effect of change in accounting
        principle .....................................          (.04)                --                 --
      Extraordinary item ..............................           .01               (.01)                --
                                                         ------------       ------------       ------------
      Net income per Class A Unit .....................  $       2.55       $       2.26       $       1.97
                                                         ============       ============       ============

INCOME PER CLASS A UNIT - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item ...  $       2.50       $       2.21       $       1.94
      Cumulative effect of change in accounting
         principle ....................................          (.04)                --                 --
      Extraordinary item ..............................           .01               (.01)                --
                                                         ------------       ------------       ------------
      Net income per Class A Unit .....................  $       2.47       $       2.20       $       1.94
                                                         ============       ============       ============

                               VORNADO REALTY L.P.

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 2001 and 2000:

                                                                                                          NET INCOME PER
                                                                                        NET INCOME       CLASS A UNIT (1)
                                                                                      APPLICABLE TO     -------------------
                                                                         REVENUE      CLASS A UNITS     BASIC       DILUTED
                                                                         -------      -------------     -----       -------
         (amounts in thousands, except unit amounts)
         2001
           March 31...............................................      $  242,610      $ 50,482         $.54         $.52
           June 30................................................         246,075        61,284          .65          .64
           September 30...........................................         250,265        72,136          .76          .74
           December 31............................................         246,823        58,864          .59          .57

         2000
           March 31...............................................      $  195,279      $ 50,523         $.55         $.54
           June 30................................................         198,745        50,291          .55          .53
           September 30...........................................         215,655        62,823          .68          .65
           December 31............................................         216,293        46,027          .48          .47

----------
(1) The total for the year may differ from the sum of the quarters as a result of weighting.

                               VORNADO REALTY L.P.

15. SEGMENT INFORMATION

      The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 and 1999 have been reclassified to give effect to the consolidation of these entities as if consolidated as of January 1, 1999.

($ in thousands)                                                                   December 31, 2001
                                                     ---------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise  Controlled
                                                         Total        Office       Retail       Mart      Logistics      Other
                                                     -----------   -----------   ---------   ---------    ---------    ---------
Rentals ...........................................  $   841,999   $   463,234   $ 119,730   $ 197,668    $     --     $  61,367
Expense reimbursements ............................      133,114        67,842      47,998      13,801          --         3,473
Other income ......................................       10,660         3,957       2,038       3,324          --         1,341
                                                     -----------   -----------   ---------   ---------    --------     ---------
Total revenues ....................................      985,773       535,033     169,766     214,793          --        66,181
                                                     -----------   -----------   ---------   ---------    --------     ---------
Operating expenses ................................      398,969       217,965      58,996      83,107          --        38,901
Depreciation and amortization .....................      123,862        71,548      17,349      25,397          --         9,568
General and administrative ........................       72,572        12,694         470      18,081          --        41,327
Costs of acquisitions not consummated .............        5,223            --          --          --          --         5,223
                                                     -----------   -----------   ---------   ---------    --------     ---------
Total expenses ....................................      600,626       302,207      76,815     126,585          --        95,019
                                                     -----------   -----------   ---------   ---------    --------     ---------
Operating income ..................................      385,147       232,826      92,951      88,208          --       (28,838)
Income applicable to Alexander's ..................       24,548            --          --          --          --        24,548
Income from partially-owned entities ..............       80,612        32,746       1,914         149      17,447(4)     28,356
Interest and other investment income ..............       54,385         6,866         608       2,045          --        44,866
Interest and debt expense .........................     (173,076)      (54,559)    (55,466)    (33,354)         --       (29,697)
Net gain disposition of wholly-owned and
  partially-owned assets ..........................        7,425        12,445       3,050         160          --        (8,230)
Minority interest .................................       (2,520)       (2,466)         --         (40)         --           (14)
                                                     -----------   -----------   ---------   ---------    --------     ---------
Income before extraordinary item ..................      376,521       227,858      43,057      57,168      17,447        30,991
Cumulative effect of change in accounting principle       (4,110)           --          --          --          --        (4,110)
Extraordinary item ................................        1,170            --          --          --          --         1,170
                                                     -----------   -----------   ---------   ---------    --------     ---------
Net income ........................................      373,581       227,858      43,057      57,168      17,447        28,051
Cumulative effect of change in accounting principle        4,110            --          --          --          --         4,110
Extraordinary item ................................       (1,170)           --          --          --          --        (1,170)
Minority interest .................................        2,520         2,466          --          40          --            14
Net gain on disposition of wholly-owned and
  partially-owned assets ..........................      (15,655)      (12,445)     (3,050)       (160)         --            --
Interest and debt expense(3) ......................      270,357        95,875      58,023      33,354      26,459        56,646
Depreciation and amortization(3) ..................      188,859        91,208      18,834      25,397      33,815        19,605
Straight-lining of rents(3) .......................      (26,134)      (20,124)        787      (4,997)         --        (1,800)
Other .............................................      (12,586)       (4,673)         --          --         716        (8,629)(5)
                                                     -----------   -----------   ---------   ---------    --------     ---------
EBITDA(1) .........................................  $   783,882   $   380,165   $ 117,651   $ 110,802    $ 78,437     $  96,827
                                                     ===========   ===========   =========   =========    ========     =========
Balance sheet data:
    Real estate, net ..............................  $ 4,183,986   $ 2,446,534   $ 503,923   $ 911,067    $     --     $ 322,462
    Investments and advances to
      partially-owned entities ....................    1,270,195       374,371      28,213       9,764     474,862       382,985
    Capital expenditures:
      Acquisitions ................................       11,574        11,574          --          --          --            --
      Other .......................................      158,343        79,117       7,597      51,036       5,700        14,893

----------
Footnotes are explained on page 122.

                               VORNADO REALTY L.P.

($ in thousands)
                                                                            December 31, 2000
                                                             (after giving effect to consolidation of PSAs)
                                             -----------------------------------------------------------------------------
                                                                                                 Temperature
                                                                                    Merchandise  Controlled
                                                Total         Office       Retail       Mart      Logistics        Other
                                             -----------   -----------   ---------   ---------    ---------      ---------
Rentals ...................................  $   788,469   $   406,261   $ 129,902   $ 171,001    $      --      $  81,305
Expense reimbursements ....................      120,074        60,767      45,490      10,654           --          3,163
Other income ..............................       17,608         5,499       2,395       4,661           --          5,053
                                             -----------   -----------   ---------   ---------    ---------      ---------
Total revenues ............................      926,151       472,527     177,787     186,316           --         89,521
                                             -----------   -----------   ---------   ---------    ---------      ---------
Operating expenses ........................      379,524       199,424      55,671      74,553           --         49,876
Depreciation and amortization .............      108,109        58,074      17,464      21,984           --         10,587
General and administrative ................       63,468        10,401         667      16,330           --         36,070
                                             -----------   -----------   ---------   ---------    ---------      ---------
Total expenses ............................      551,101       267,899      73,802     112,867           --         96,533
                                             -----------   -----------   ---------   ---------    ---------      ---------
Operating income ..........................      375,050       204,628     103,985      73,449           --         (7,012)
Income applicable to Alexander's ..........       17,363            --          --          --           --         17,363
Income from partially-owned entities ......       79,694        29,210         667          --       28,778(4)      21,039
Interest and other investment income ......       33,798         6,162          --       2,346           --         25,290
Interest and debt expense .................     (179,380)      (62,162)    (53,180)    (38,569)          --        (25,469)
Net gain disposition of wholly-owned and
  partially-owned assets ..................       10,965         8,405       2,560          --           --             --
Minority interest .........................       (1,965)       (1,933)         --          --           --            (32)
                                             -----------   -----------   ---------   ---------    ---------      ---------
Income before extraordinary item ..........      335,525       184,310      54,032      37,226       28,778         31,179
Extraordinary item ........................       (1,125)           --      (1,125)         --           --             --
                                             -----------   -----------   ---------   ---------    ---------      ---------
Net income ................................      334,400       184,310      52,907      37,226       28,778         31,179
Extraordinary item ........................        1,125            --       1,125          --           --             --
Minority interest .........................        1,965         1,933          --          --           --             32
Net gain on disposition of wholly-owned and
  partially-owned assets ..................      (10,965)       (8,405)     (2,560)         --           --             --
Interest and debt expense(3) ..............      260,573        96,224      55,741      38,566       27,424         42,618
Depreciation and amortization(3) ..........      167,268        76,696      18,522      20,627       34,015         17,408
Straight-lining of rents(3) ...............      (30,001)      (19,733)     (2,295)     (5,919)      (1,121)          (933)
Other .....................................       14,510            --      (1,654)      1,358        4,064(2)      10,742(5)
                                             -----------   -----------   ---------   ---------    ---------      ---------
EBITDA(1) .................................  $   738,875   $   331,025   $ 121,786   $  91,858    $  93,160      $ 101,046
                                             ===========   ===========   =========   =========    =========      =========
Balance sheet data:
    Real estate, net ......................  $ 3,960,605   $ 2,388,393   $ 551,183   $ 862,003    $      --      $ 159,026
    Investments and advances to
      partially-owned entities ............    1,432,557       394,089      31,660      41,670      469,613        495,525
    Capital expenditures:
      Acquisitions ........................      246,500       128,000          --      89,000           --         29,500
      Other ...............................      212,907       106,689       7,251      37,362       28,582         33,023

----------
Footnotes are explained on page 122.

                               VORNADO REALTY L.P.

($ in thousands)                             December 31, 1999 (after giving effect to consolidation of PSAs)
                                      -----------------------------------------------------------------------------
                                                                                          Temperature
                                                                             Merchandise  Controlled
                                         Total         Office       Retail       Mart      Logistics        Other
                                      -----------   -----------   ---------   ---------    ---------      ---------
Rentals ............................  $   675,313   $   333,025   $ 125,510   $ 151,308    $      --      $  65,470
Expense reimbursements .............       95,658        42,198      43,326       8,245           --          1,889
Other income .......................       12,542         4,572       1,702       1,831           --          4,437
                                      -----------   -----------   ---------   ---------    ---------      ---------
Total revenues .....................      783,513       379,795     170,538     161,384           --         71,796
                                      -----------   -----------   ---------   ---------    ---------      ---------
Operating expenses .................      335,744       168,825      58,058      67,518           --         41,343
Depreciation and amortization ......       92,316        48,058      15,646      19,607           --          9,005
General and administrative .........       57,092        10,797         358      13,044           --         32,893
                                      -----------   -----------   ---------   ---------    ---------      ---------
Total expenses .....................      485,152       227,680      74,062     100,169           --         83,241
                                      -----------   -----------   ---------   ---------    ---------      ---------
Operating income ...................      298,361       152,115      96,476      61,215           --        (11,445)
Income applicable to Alexander's ...       11,772            --          --          --       11,772
Income from partially-owned entities       78,184        19,055         938          --       36,722         21,469
Interest and other investment income       20,683         1,786          --       2,995           --         15,902
Interest and debt expense ..........     (151,483)      (49,624)    (27,635)    (31,685)          --        (42,539)
Minority interest ..................       (1,840)       (1,840)         --          --           --             --
                                      -----------   -----------   ---------   ---------    ---------      ---------
Net income (loss) ..................      255,677       121,492      69,779      32,525       36,722         (4,841)
Minority interest ..................        1,840         1,840          --          --           --             --
Interest and debt expense(3) .......      226,253        82,460      30,249      29,509       27,520         56,515
Depreciation and amortization(3) ...      143,499        64,702      16,900      17,702       31,044         13,151
Straight-lining of rents(3) ........      (25,359)      (16,386)     (2,120)     (4,740)      (1,698)          (415)
Other ..............................        7,451           365          --          --        2,054(2)       5,032
                                      -----------   -----------   ---------   ---------    ---------      ---------
EBITDA(1) ..........................  $   609,361   $   254,473   $ 114,808   $  74,996    $  95,642      $  69,442
                                      ===========   ===========   =========   =========    =========      =========
Balance sheet data:
    Real estate, net ...............  $ 3,612,965   $ 2,208,510   $ 575,633   $ 753,416    $      --      $  75,406
    Investments and advances to
      partially-owned entities .....    1,315,387       382,417       3,057      32,524      481,808        415,581
    Capital expenditures:
      Acquisitions .................      394,006       388,436          --          --           --          5,570
      Other ........................      204,591        85,833      22,859      41,134       51,000          3,765

----------
Footnotes are explained on page 122.

                               VORNADO REALTY L.P.

Notes to segment information:

      (1) EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of property rentals for rent escalations and minority interest. Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA may not be comparable to similarly titled measures employed by other companies.
      (2) Includes (i) the reversal of income taxes (benefit) which are considered non-recurring because of the conversion of the Temperature Controlled Logistics Companies to REIT's in 2000 and
            (ii) the add back of non-recurring unification costs.
      (3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
      (4) Net of $15,281 and $9,787 of rent not recognized as income in 2001 and 2000, respectively.
      (5) Includes the reversal of $1,266 and $4,765 of expenses in connection with a deferred compensation arrangement in 2001 and 2000, respectively.

    Other EBITDA is comprised of:

                                                          2001           2000       1999
                                                        --------      ---------   --------
Newkirk Joint Ventures
  (30% interest):
     Equity in EBITDA of limited partnerships ........  $ 54,695(1)   $  43,685   $ 38,465
     Interest and other income .......................     8,700          7,300      1,331
                                                        --------      ---------   --------
         Total .......................................    63,395         50,985     39,796
Alexander's (33.1% interest) .........................    19,362(2)      18,330     13,469
Hotel Pennsylvania (3) ...............................    16,978(4)      26,866     21,200
After-tax net gain on sale of Park Laurel
  condominium units ..................................    15,657             --         --
Write-off of net investment in the
    Russian Tea Room ("RTR") .........................    (7,374)            --         --
Write-off of net investments in technology companies .   (16,513)            --         --
Costs of acquisitions not consummated ................    (5,223)            --         --
Corporate general and administrative expenses ........   (41,327)       (36,070)   (32,893)
Investment income and other ..........................    51,872         40,935     27,870
                                                        --------      ---------   --------
         Total .......................................  $ 96,827      $ 101,046   $ 69,442
                                                        ========      =========   ========

----------
(1)   Reflects acquisitions of additional partnership interests.
(2) Includes leasing fees of $2,500 in connection with Alexander's ground lease of its Paramus property to IKEA in the fourth quarter of 2001.
(3) The commercial portion of the Hotel was wholly-owned as of August 5, 1999, and accordingly consolidated.
(4) Average occupancy and REVPAR for the Hotel Pennsylvania for the year ended December 31, 2001 was 63% and $70 compared to 76% and $87 for the year ended December 31, 2000.

                               VORNADO REALTY L.P.

16. SUBSEQUENT EVENTS

      On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.7 million newly issued Vornado Operating Partnership units (valued at $608,000,000) and $992,000,000 of debt (66% of CESCR's total debt).

      The unaudited pro forma information set forth below presents (i) the condensed consolidated statements of income for the Company for the years ended December 31, 2001 and 2000 as if (a) the acquisition of the CESCR acquisition described above had occurred on January 1, 2000 and (ii) the condensed consolidated pro forma balance sheet of the Company as of December 31, 2001, as if such acquisition had occurred on December 31, 2001.

(in thousands, except per unit amounts)

   CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Pro Forma (Unaudited)
                                                                              For the Years Ended December 31,
                                                                              --------------------------------
                                                                                   2001               2000
                                                                               ------------       ------------
                 Revenues...........................................           $  1,372,464       $  1,176,106
                                                                               ============       ============
                 Net income.........................................           $    410,564       $    370,167
                 Preferential allocations...........................               (129,530)          (121,281)
                 Preferred unit distributions.......................                (36,505)           (38,690)
                                                                               ------------       ------------
                 Net income applicable to Class A units.............           $    244,529       $    210,196
                                                                               ============       ============
                 Net income per Class A unit - basic................           $       2.57       $       2.27
                                                                               ============       ============
                 Net income per Class A unit - diluted..............           $       2.49       $       2.21
                                                                               ============       ============

   CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001:

                 Total assets.......................................           $  8,979,015
                                                                               ============
                 Total liabilities..................................           $  4,321,077
                 Minority interest..................................                 25,795
                 Total partners' capital............................              4,632,143
                                                                               ------------
                 Total liabilities and partners' capital............           $  8,979,015
                                                                               ============

      On February 25, 2002, Vornado sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000. An equal number of Operating Partnership units were issued to Vornado for the shares sold.

      On March 7, 2002, the Company acquired for $55,000,000, a mortgage on a 360,000 square foot office building, which is in the Crystal City complex in Arlington, Virginia, together with an option to purchase the property. The Company expects to exercise its option to acquire the property from a limited partnership, which is approximately 50% owned by Messrs. Robert H. Smith and Robert P. Kogod, trustees of Vornado since January 1, 2002, in exchange for approximately $13,700,000 of Vornado's Operating Partnership units. The acquisition of the building is expected to close within 90 days and is subject to receipt of certain consents from third parties and other customary conditions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to trustees of the Registrant will be contained in a definitive Proxy Statement involving the election of trustees under the caption "Election of Trustees", which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2001, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears at page 53 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption "Other Matters - 16(a) Beneficial Ownership" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", under the captions "Executive Compensation" and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Principal Security Holders" and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

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

                                                                                     PAGES IN THIS
                                                                                     ANNUAL REPORT
                                                                                      ON FORM 10-K
                                                                                      ------------
II--Valuation and Qualifying Accounts--years ended December 31, 2001,
   2000 and 1999................................................................          127
III--Real Estate and Accumulated Depreciation as of December 31, 2001...........          128

      Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

      The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.

      3.2   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
            May 23, 1996
      3.3   Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
            April 3, 1997
      3.10  Articles Supplementary Classifying Vornado's $3.25 Series A
            Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on
            December 15, 1997
      21    Subsidiaries of the Registrant
      23    Consent of Independent Auditors

      (b)   Reports on Form 8-K and Form 8-K/A

      During the last quarter of the period covered by this Annual Report on Form 10-K the reports on Form 8-K and Form 8-K/A described below were filed.

PERIOD COVERED:
(DATE OF EARLIEST
EVENT REPORTED)                                          ITEMS REPORTED                                 DATE FILED
---------------                                          --------------                                 ----------
September 21, 2001              Issuance of Series D-9 Preferred Units by Vornado Realty L.P.      October 12, 2001
October  19, 2001               Announcement of merger with Charles E. Commercial Realty L.P.      October 19, 2001
November 16, 2001               Announcement of underwriting agreement with Lehman Brothers        November 21, 2001
                                  relating to the issuance of common shares

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VORNADO REALTY L.P.


                                   By:             /S/ Joseph Macnow
                                       -----------------------------------------
                                       Joseph Macnow, Executive Vice President -
                                            Finance and Administration and
                                               Chief Financial Officer

                                   Date: March 14, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        SIGNATURE                                           TITLE                           DATE
                        ---------                                           -----                           ----

By:        /S/  Steven Roth                                   Chairman of the Board of                 March 14, 2002
   ------------------------------------------------------         Trustees (Principal Executive
                (Steven Roth)                                     Officer)

By:        /S/  Michael D. Fascitelli                         President and Trustee                    March 14, 2002
   ------------------------------------------------------
                (Michael D. Fascitelli)

By:        /S/  Robert P. Kogod                               Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Robert P. Kogod)

By:        /S/  Joseph Macnow                                 Executive Vice President -               March 14, 2002
   ------------------------------------------------------         Finance and Administration and
                (Joseph Macnow)                                   Chief Financial Officer

By:        /S/  David Mandelbaum                              Trustee                                  March 14, 2002
   ------------------------------------------------------
                (David Mandelbaum)

By:        /S/  Stanley Simon                                 Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Stanley Simon)

By:        /S/  Robert H. Smith                               Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Robert H. Smith)

By:        /S/  Ronald G. Targan                              Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Ronald G. Targan)

By:        /S/  Richard R. West                               Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Richard R. West)

By:        /S/  Russell B. Wight, JR.                         Trustee                                  March 14, 2002
   ------------------------------------------------------
                (Russell B. Wight, Jr.)

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                       COLUMN B          COLUMN C                       COLUMN D                  COLUMN E
------------------------------------------      ------------    ---------------  -------------------------------------      --------
                                                  BALANCE          ADDITIONS                        DEDUCTIONS               BALANCE
                                                AT BEGINNING    CHARGED AGAINST         -----------------------------         AT END
DESCRIPTION                                       OF YEAR         OPERATIONS            DESCRIPTION            AMOUNT        OF YEAR
-----------                                       -------         ----------            -----------            ------        -------
                                                                                (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001:
    Deducted from accounts receivable,                                             Uncollectible accounts
      allowance for doubtful accounts.....        $9,343             $5,379            written-off              $5,891      $  8,831
                                                  ======             ======                                     ======      ========
YEAR ENDED DECEMBER 31, 2000:
    Deducted from accounts receivable,                                             Uncollectible accounts
      allowance for doubtful accounts.....        $7,292             $2,957            written-off              $  906      $  9,343
                                                  ======             ======                                     ======      ========

YEAR ENDED DECEMBER 31, 1999:
    Deducted from accounts receivable                                              Uncollectible accounts
      allowance for doubtful accounts.....        $3,044             $5,131            written-off              $  883      $  7,292
                                                  ======             ======                                     ======      ========

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B                COLUMN C            COLUMN D                     COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                     CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY (1)    COSTS         ----------------------------------
                                                    ---------------------------  CAPITALIZED
                                                                   BUILDINGS     SUBSEQUENT                   BUILDINGS
                                                                      AND            TO                          AND
DESCRIPTION                        ENCUMBRANCES          LAND     IMPROVEMENTS  ACQUISITION      LAND        IMPROVEMENTS TOTAL (2)
-----------                        ------------          ----     ------------  -----------      ----        ------------ ---------
     OFFICE BUILDINGS
       NEW YORK
        MANHATTAN
         One Penn Plaza             $  275,000      $       --    $   412,169     $ 65,499    $      --      $   477,668   $477,668
         Two Penn Plaza                157,697          53,615        164,903       51,203       52,689          217,032    269,721
         909 Third Avenue              107,004              --        120,723       14,030           --          134,753    134,753
         770 Broadway                   66,962          52,898         95,686       72,920       52,898          168,606    221,504
         Eleven Penn Plaza              51,376          40,333         85,259       18,856       40,333          104,115    144,448
         Two Park Avenue                90,000          43,609         69,715        5,984       43,609           75,699    119,308
         90 Park Avenue                     --           8,000        175,890       13,409        8,000          189,299    197,299
         888 Seventh Avenue            105,000              --        117,269       28,606           --          145,875    145,875
         330 West 34th Street               --              --          8,599        4,480           --           13,079     13,079
         1740 Broadway                      --          26,971        102,890        8,684       26,971          111,574    138,545
         150 East 58th Street               --          39,303         80,216       10,122       39,303           90,338    129,641
         866 United Nations Plaza       33,000          32,196         37,534        6,962       32,196           44,496     76,692
         595 Madison (Fuller
         Building)                      56,538          62,731         62,888        4,286       62,731           67,174    129,905
         640 Fifth Avenue                   --          38,224         25,992       31,781       38,224           57,773     95,997
         40 Fulton Street                   --          15,732         26,388        2,526       15,732           28,914     44,646
         689 Fifth Avenue                   --          19,721         13,446        3,151       19,721           16,597     36,318
         20 Broad Street                    --              --         28,760        2,973           --           31,733     31,733
         7 West 34th Street                 --          34,595         93,703          826       34,614           94,510    129,124
         715 Lexington Avenue               --              --         11,574           --           --           11,574     11,574
         14th Street and Union
            Square, Manhattan               --          12,566          4,044       18,108       24,079           10,639     34,718
                                    ----------      ----------    -----------     --------    ---------      -----------   ---------
            Total New York             942,577         480,494      1,737,648      364,406      491,100        2,091,448   2,582,548
                                    ----------      ----------    -----------     --------    ---------      -----------   ---------

      NEW JERSEY
         Paramus                            --              --          8,345        9,873           --           18,218     18,218
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total New Jersey                 --              --          8,345        9,873           --           18,218     18,218
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
  TOTAL OFFICE BUILDINGS               942,577         480,494      1,745,993      374,279      491,100        2,109,666   2,600,766
                                    ----------      ----------    -----------     --------    ---------      -----------   ---------

  SHOPPING CENTERS
      NEW JERSEY
         Bordentown                      8,161 *           498          3,176        1,085          713            4,046      4,759
         Bricktown                      16,492 *           929          2,175        9,265          929           11,440     12,369
         Cherry Hill                    15,168 *           915          3,926        3,292          915            7,218      8,133
         Delran                          6,501 *           756          3,184        2,744          756            5,928      6,684
         Dover                           7,433 *           224          2,330        2,381          204            4,731      4,935

---------------------------------------------------------------------------------------
              COLUMN A              COLUMN F       COLUMN G     COLUMN H    COLUMN I
---------------------------------------------------------------------------------------
                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                  ACCUMULATED                               IN LATEST
                                  DEPRECIATION     DATE OF                    INCOME
                                      AND        CONSTRUCTION     DATE       STATEMENT
DESCRIPTION                       AMORTIZATION       (3)        ACQUIRED    IS COMPUTED
-----------                       ------------       ---        --------    -----------
     OFFICE BUILDINGS
       NEW YORK
        MANHATTAN
         One Penn Plaza             $  45,376         1972         1998      39 Years
         Two Penn Plaza                28,311         1968         1997      39 Years
         909 Third Avenue               8,872         1969         1999      39 Years
         770 Broadway                  12,497         1907         1998      39 Years
         Eleven Penn Plaza             12,031         1923         1997      39 Years
         Two Park Avenue               10,371         1928         1998      39 Years
         90 Park Avenue                20,670         1964         1997      39 Years
         888 Seventh Avenue            10,024         1980         1999      39 Years
         330 West 34th Street             795         1925         1998      39 Years
         1740 Broadway                 13,932         1950         1997      39 Years
         150 East 58th Street           8,280         1969         1998      39 Years
         866 United Nations Plaza       6,062         1966         1997      39 Years
         595 Madison (Fuller
         Building)                      3,717         1968         1999      39 Years
         640 Fifth Avenue               6,443         1950         1997      39 Years
         40 Fulton Street               3,034         1987         1998      39 Years
         689 Fifth Avenue               1,186         1925         1998      39 Years
         20 Broad Street                2,716         1956         1998      39 Years
         7 West 34th Street             2,735         1901         2000      40 Years
         715 Lexington Avenue             123         1923         2001      40 Years
         14th Street and Union
            Square, Manhattan           1,188         1965         1993      36 - 39 Years
                                    ---------
            Total New York            198,363
                                    ---------

      NEW JERSEY
         Paramus                        4,763         1967         1987      26 - 40 Years
                                    ---------
           Total New Jersey             4,763
                                    ---------
  TOTAL OFFICE BUILDINGS              203,126
                                    ---------

  SHOPPING CENTERS
      NEW JERSEY
         Bordentown                     3,870         1958         1958      7 - 40 Years
         Bricktown                      5,759         1968         1968      22 -40 Years
         Cherry Hill                    5,942         1964         1964      12 - 40 Years
         Delran                         3,392         1972         1972      16 - 40 Years
         Dover                          3,335         1964         1964      16 - 40 Years

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B                COLUMN C            COLUMN D                     COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                     CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY (1)    COSTS         ----------------------------------
                                                    ---------------------------  CAPITALIZED
                                                                   BUILDINGS     SUBSEQUENT                   BUILDINGS
                                                                      AND            TO                          AND
DESCRIPTION                        ENCUMBRANCES          LAND     IMPROVEMENTS  ACQUISITION      LAND        IMPROVEMENTS TOTAL (2)
-----------                        ------------          ----     ------------  -----------      ----        ------------ ---------
         East Brunswick                 23,029 *           319          3,236        6,403          319            9,639      9,958
         East Hanover I                 20,707 *           376          3,063        5,345          476            8,308      8,784
         East Hanover II                 6,902 *         1,756          8,706           --        1,756            8,706     10,462
         Hackensack                     25,300 *           536          3,293        7,253          536           10,546     11,082
         Jersey City                    19,369 *           652          2,962        1,854          652            4,816      5,468
         Kearny (4)                      3,781 *           279          4,429       (1,029)         309            3,370      3,679
         Lawnside                       10,717 *           851          2,222        1,359          851            3,581      4,432
         Lodi                            9,498 *           245          9,339          107          245            9,446      9,691
         Manalapan                      12,675 *           725          2,447        4,960          725            7,407      8,132
         Marlton                        12,325 *         1,514          4,671          715        1,611            5,289      6,900
         Middletown                     16,638 *           283          1,508        3,940          283            5,448      5,731
         Morris Plains                  12,179 *         1,254          3,140        3,224        1,104            6,514      7,618
         North Bergen (4)                4,010 *           510          3,390         (956)       2,308              636      2,944
         North Plainfield               11,010 *           500         13,340        1,228          500           14,568     15,068
         Totowa                         29,878 *         1,097          5,359       10,877        1,107           16,226     17,333
         Turnersville                    4,134 *           900          2,132           87          900            2,219      3,119
         Union                          33,931 *         1,014          4,527        3,243        1,329            7,455      8,784
         Vineland                           --             290          1,594        1,253          290            2,847      3,137
         Watchung (4)                   13,690 *           451          2,347        6,857        4,178            5,477      9,655
         Woodbridge                     22,365 *           190          3,047          778          220            3,795      4,015
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total New Jersey            345,893          17,064         99,543       76,265       23,216          169,656    192,872
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      NEW YORK
         Albany (Menands)                6,289 *           460          1,677        2,628          460            4,305      4,765
         Buffalo (Amherst)               7,088 *           402          2,019        2,151          636            3,936      4,572
         Freeport                       14,971 *         1,231          3,273        2,848        1,231            6,121      7,352
         New Hyde Park                   7,556 *            --             --          122           --              122        122
         North Syracuse                     --              --             --           23           --               23         23
         Rochester (Henrietta)              --              --          2,124        1,152           --            3,276      3,276
         Rochester                          --             443          2,870       (1,116)       1,220              977      2,197
         Valley Stream (Green
         Acres)                        159,851         140,069         99,586        5,660      139,910          105,405    245,315
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total New York              195,755         142,605        111,549       13,468      143,457          124,165    267,622
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      PENNSYLVANIA
         Allentown                      23,512 *            70          3,446       10,191          334           13,373     13,707
         Bensalem (4)                    6,497 *         1,198          3,717        1,047        2,727            3,235      5,962
         Bethlehem                       4,112 *           278          1,806        3,904          278            5,710      5,988
         Broomall                        9,888 *           734          1,675        1,381          850            2,940      3,790
         Glenolden                       7,416 *           850          1,295          722          850            2,017      2,867
         Lancaster                          --             606          2,312        1,114         2010            2,022      4,032

---------------------------------------------------------------------------------------
              COLUMN A              COLUMN F       COLUMN G     COLUMN H    COLUMN I
---------------------------------------------------------------------------------------
                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                  ACCUMULATED                               IN LATEST
                                  DEPRECIATION     DATE OF                    INCOME
                                      AND        CONSTRUCTION     DATE       STATEMENT
DESCRIPTION                       AMORTIZATION       (3)        ACQUIRED    IS COMPUTED
-----------                       ------------       ---        --------    -----------
         East Brunswick                 6,366         1957         1957      8 - 33 Years
         East Hanover I                 5,281         1962         1962      9 -40 Years
         East Hanover II                  707         1979         1998      40 Years
         Hackensack                     5,720         1963         1963      15 - 40 Years
         Jersey City                    4,089         1965         1965      11 - 40 Years
         Kearny (4)                     1,372         1938         1959      23 - 29 Years
         Lawnside                       2,481         1969         1969      17 - 40 Years
         Lodi                             530         1999         1975      40 Years
         Manalapan                      4,575         1971         1971      14 - 40 Years
         Marlton                        4,008         1973         1973      16 - 40 Years
         Middletown                     3,218         1963         1963      19 - 40 Years
         Morris Plains                  5,582         1961         1985      7 - 19 Years
         North Bergen (4)                 164         1993         1959      30 Years
         North Plainfield               5,773         1955         1989      21 - 30 Years
         Totowa                         6,992       1957/1999      1957      19 - 40 Years
         Turnersville                   1,775         1974         1974      23 - 40 Years
         Union                          5,654         1962         1962      6 - 40 Years
         Vineland                       2,066         1966         1966      18 -40 Years
         Watchung (4)                   1,298         1994         1959      27 - 30 Years
         Woodbridge                     3,194         1959         1959      11 - 40 Years
                                    ---------
           Total New Jersey            93,143
                                    ---------

      NEW YORK
         Albany (Menands)               2,339         1965         1965      22 - 40 Years
         Buffalo (Amherst)              2,949         1968         1968      13 - 40 Years
         Freeport                       3,323         1981         1981      15 - 40 Years
         New Hyde Park                    124         1970         1976      6 - 10 Years
         North Syracuse                    23         1967         1976      11 - 12 Years
         Rochester (Henrietta)          2,327         1971         1971      15 - 40 Years
         Rochester                        213         1966         1966      10 - 40 Years
         Valley Stream (Green
         Acres)                        10,818         1956         1997      39 - 40 Years
                                    ---------
           Total New York              22,116
                                    ---------

      PENNSYLVANIA
         Allentown                      6,329         1957         1957      20 - 42 Years
         Bensalem (4)                   1,318       1972/1999      1972      40 Years
         Bethlehem                      4,184         1966         1966      9 - 40 Years
         Broomall                       2,313         1966         1966      9 - 40 Years
         Glenolden                      1,222         1975         1975      18 - 40 Years
         Lancaster                        367         1966         1966      12 - 40 Years

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B                COLUMN C            COLUMN D                     COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                     CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY (1)    COSTS         ----------------------------------
                                                    ---------------------------  CAPITALIZED
                                                                   BUILDINGS     SUBSEQUENT                   BUILDINGS
                                                                      AND            TO                          AND
DESCRIPTION                        ENCUMBRANCES          LAND     IMPROVEMENTS  ACQUISITION      LAND        IMPROVEMENTS TOTAL (2)
-----------                        ------------          ----     ------------  -----------      ----        ------------ ---------
         Levittown                          --             193          1,231           52          183            1,293      1,476
         10th and Market
            Streets, Philadelphia        9,057 *           933          3,230        6,017          933            9,247     10,180
         Upper Moreland                  7,030 *           683          2,497          564          683            3,061      3,744
         York                            4,157 *           421          1,700        1,142          409            2,854      3,263
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total Pennsylvania           71,669           5,966         22,909       26,134        9,257           45,752     55,009
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      MARYLAND
         Baltimore (Belair Rd.)             --             785          1,333        3,420          785            4,753      5,538
         Baltimore (Towson)             11,522 *           581          2,756          667          581            3,423      4,004
         Baltimore (Dundalk)             6,243 *           667          1,710        3,219          667            4,929      5,596
         Glen Burnie                     5,929 *           462          1,741        1,481          462            3,222      3,684
         Hagerstown                      3,322 *           168          1,453          984          168            2,437      2,605
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total Maryland               27,016           2,663          8,993        9,771        2,663           18,764     21,427
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      CONNECTICUT
         Newington                       6,622 *           502          1,581        1,420        2,114            1,389      3,503
         Waterbury                          --              --          2,103        1,430          667            2,866      3,533
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total Connecticut             6,622             502          3,684        2,850        2,781            4,255      7,036
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      MASSACHUSETTS
         Chicopee                           --             510          2,031          358          510            2,389      2,899
         Springfield (4)                 3,161 *           505          1,657          798        2,586              374      2,960
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total Massachusetts           3,161           1,015          3,688        1,156        3,096            2,763      5,859
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
      PUERTO RICO (SAN JUAN)
         Montehiedra                    60,359           9,182         66,701          776        9,182           67,477     76,659
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
  TOTAL SHOPPING CENTERS               710,475         178,997        317,067      130,420      193,652          432,832    626,484
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

  MERCHANDISE MART PROPERTIES
      ILLINOIS
         Merchandise Mart,
            Chicago                    250,000          64,528        319,146       31,174       64,528          350,320    414,848
         350 North Orleans,
           Chicago                      70,000          14,238         67,008       23,298       14,238           90,306    104,544
         33 North Dearborn
           Chicago                      19,000           6,624         30,680        1,024        6,624           31,704     38,328
         Other                              --              --         17,858         (946)          --           16,912     16,912

---------------------------------------------------------------------------------------
              COLUMN A              COLUMN F       COLUMN G     COLUMN H    COLUMN I
---------------------------------------------------------------------------------------
                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                  ACCUMULATED                               IN LATEST
                                  DEPRECIATION     DATE OF                    INCOME
                                      AND        CONSTRUCTION     DATE       STATEMENT
DESCRIPTION                       AMORTIZATION       (3)        ACQUIRED    IS COMPUTED
-----------                       ------------       ---        --------    -----------
         Levittown                      1,253         1964         1964      7 - 40 Years
         10th and Market
            Streets, Philadelphia       1,833         1977         1994      27 - 30 Years
         Upper Moreland                 2,105         1974         1974      15 - 40 Years
         York                           1,960         1970         1970      15 - 40 Years
                                    ---------
           Total Pennsylvania          22,884
                                    ---------

      MARYLAND
         Baltimore (Belair Rd.)         3,359         1962         1962      10 - 33 Years
         Baltimore (Towson)             2,472         1968         1968      13 - 40 Years
         Baltimore (Dundalk)            3,375         1966         1966      12 - 40 Years
         Glen Burnie                    1,997         1958         1958      16 - 33 Years
         Hagerstown                     1,607         1966         1966      9 - 40 Years
                                    ---------
           Total Maryland              12,810
                                    ---------

      CONNECTICUT
         Newington                        258         1965         1965      9 - 40 Years
         Waterbury                      2,026         1969         1969      21 - 40 Years
                                    ---------
           Total Connecticut            2,284
                                    ---------

      MASSACHUSETTS
         Chicopee                       1,952         1969         1969      13 - 40 Years
         Springfield (4)                  112         1993         1966      28 - 30 Years
                                    ---------
           Total Massachusetts          2,064
                                    ---------
      PUERTO RICO (SAN JUAN)
         Montehiedra                    8,014         1996         1997      40 Years
                                    ---------
  TOTAL SHOPPING CENTERS              170,559
                                    ---------

  MERCHANDISE MART PROPERTIES
      ILLINOIS
         Merchandise Mart,
            Chicago                    33,632         1930         1998      40 Years
         350 North Orleans,
           Chicago                     10,989         1977         1998      40 Years
         33 North Dearborn
           Chicago                      1,037                      2000      40 Years
         Other                          2,271                      2000      40 Years

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B                COLUMN C            COLUMN D                     COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY (1)    COSTS             CARRIED AT CLOSE OF PERIOD
                                                    ---------------------------  CAPITALIZED     ----------------------------------
                                                                   BUILDINGS     SUBSEQUENT                   BUILDINGS
                                                                      AND            TO                          AND
DESCRIPTION                        ENCUMBRANCES          LAND     IMPROVEMENTS  ACQUISITION      LAND        IMPROVEMENTS TOTAL (2)
-----------                        ------------          ----     ------------  -----------      ----        ------------ ---------
      WASHINGTON D.C.
         Washington Office Center       46,572          10,719         69,658        1,941       10,719           71,599     82,318
         Washington Design Center       48,959          12,274         40,662        7,259       12,274           47,921     60,195
         Other                              --           9,175          6,273           79        9,175            6,352     15,527

      NORTH CAROLINA
         Market Square Complex,
           High Point                   99,166          11,969         85,478       67,632       14,010          151,069    165,079
         National Furniture Mart,
           High Point                   13,306           1,069         16,761          381        1,069           17,142     18,211

      CALIFORNIA
         Gift and Furniture Mart
           Los Angeles                      --          10,141         43,422        9,268       10,141           52,690     62,831
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
  TOTAL MERCHANDISE MART               547,003         140,737        696,946      141,110      142,778          836,015    978,793
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

  WAREHOUSE/INDUSTRIAL
      NEW JERSEY
         East Brunswick                  6,638              --          4,772        2,869           --            7,641      7,641
         East Hanover                   27,492             576          7,752        7,244          691           14,881     15,572
         Edison                          4,385             705          2,839        1,503          704            4,343      5,047
         Garfield                       11,380              96          8,068        4,937           96           13,005     13,101
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
  TOTAL WAREHOUSE/INDUSTRIAL            49,895           1,377         23,431       16,553        1,491           39,870     41,361
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

  OTHER PROPERTIES
      NEW JERSEY
         Palisades                      90,526              --        127,277           --           --          127,277    127,277
         Montclair                       1,948 *            66            470          330           66              800        866
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total New Jersey             92,474              66        127,747          330           66          128,077    128,143
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

      NEW YORK
         Hotel Pennsylvania
            (Commercial)               115,506          12,542         51,047      102,698       29,903          136,384    166,287
         1135 Third Avenue                  --           7,844          7,844            1        7,845            7,844     15,689
         Riese                              --          19,135          7,294        6,416       25,233            7,612     32,845
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total New York              115,506          39,521         66,185      109,115       62,981          151,840    214,821
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

----------------------------------------------------------------------------------------
              COLUMN A               COLUMN F       COLUMN G     COLUMN H    COLUMN I
----------------------------------------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                            DEPRECIATION
                                   ACCUMULATED                               IN LATEST
                                   DEPRECIATION     DATE OF                    INCOME
                                       AND        CONSTRUCTION     DATE       STATEMENT
DESCRIPTION                        AMORTIZATION       (3)        ACQUIRED    IS COMPUTED
-----------                        ------------       ---        --------    -----------
      WASHINGTON D.C.
         Washington Office Center        6,784         1990         1998      40 Years
         Washington Design Center        5,082         1919         1998      40 Years
         Other                             600                      1998      40 Years

      NORTH CAROLINA
         Market Square Complex,
           High Point                    8,758      1902 - 1989     1998      40 Years
         National Furniture Mart,
           High Point                    1,369         1964         1998      40 Years

      CALIFORNIA
         Gift and Furniture Mart
           Los Angeles                   1,518                      2000      40 Years
                                     ---------
  TOTAL MERCHANDISE MART                72,040
                                     ---------

  WAREHOUSE/INDUSTRIAL
      NEW JERSEY
         East Brunswick                  4,824         1972         1972      18 - 40 Years
         East Hanover                   11,410      1963 - 1967     1963      7 - 40 Years
         Edison                          2,700         1954         1982      12 - 25 Years
         Garfield                       10,401         1942         1959      11 - 33 Years
                                     ---------
  TOTAL WAREHOUSE/INDUSTRIAL            29,335
                                     ---------

  OTHER PROPERTIES
      NEW JERSEY
         Palisades                          --     Under Develop
         Montclair                         564         1972         1972      4 - 15 Years
                                     ---------
           Total New Jersey                564
                                     ---------

      NEW YORK
         Hotel Pennsylvania
            (Commercial)                20,810         1919         1997      40 Years
         1135 Third Avenue                 791                      1997      40 Years
         Riese                             165       1911-1987      1997      39 Years
                                     ---------
           Total New York               21,766
                                     ---------

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B                COLUMN C            COLUMN D                     COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                    INITIAL COST TO COMPANY (1)    COSTS             CARRIED AT CLOSE OF PERIOD
                                                    ---------------------------  CAPITALIZED     ----------------------------------
                                                                   BUILDINGS     SUBSEQUENT                   BUILDINGS
                                                                      AND            TO                          AND
DESCRIPTION                        ENCUMBRANCES          LAND     IMPROVEMENTS  ACQUISITION      LAND        IMPROVEMENTS TOTAL (2)
-----------                        ------------          ----     ------------  -----------      ----        ------------ ---------
      FLORIDA
         Student Housing Joint
         Venture                        19,243           3,722         21,095          534        3,763           21,588     25,351
                                    ----------      ----------    -----------     --------    ---------      -----------   --------
           Total Florida                19,243           3,722         21,095          534        3,763           21,588     25,351
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

  TOTAL OTHER PROPERTIES               227,223          43,309        215,027      109,979       66,810          301,505    368,315
                                    ----------      ----------    -----------     --------    ---------      -----------   --------

  LEASEHOLD IMPROVEMENTS
      EQUIPMENT AND OTHER                                                           74,493                        74,493     74,493
                                                                                  --------                   -----------   --------

  TOTAL
      DECEMBER 31, 2001             $2,477,173      $  844,914    $ 2,998,464     $846,833    $ 895,831      $ 3,794,380  $4,690,211
                                    ==========      ==========    ===========     ========    =========      ===========  ==========

----------------------------------------------------------------------------------------
              COLUMN A               COLUMN F       COLUMN G     COLUMN H    COLUMN I
----------------------------------------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                            DEPRECIATION
                                   ACCUMULATED                               IN LATEST
                                   DEPRECIATION     DATE OF                    INCOME
                                       AND        CONSTRUCTION     DATE       STATEMENT
DESCRIPTION                        AMORTIZATION       (3)        ACQUIRED    IS COMPUTED
-----------                        ------------       ---        --------    -----------
      FLORIDA
         Student Housing Joint
         Venture                         1,466       1996-1997      2000      40 Years
                                     ---------
           Total Florida                 1,466
                                     ---------

  TOTAL OTHER PROPERTIES                23,796
                                     ---------

  LEASEHOLD IMPROVEMENTS
      EQUIPMENT AND OTHER               14,613                                3 - 20 Years
                                     ---------

  TOTAL
      DECEMBER 31, 2001              $ 506,225
                                     =========

*These encumbrances are cross collateralized under a blanket mortgage in the amount of $492,213 at December 31, 2001.

Notes:
(1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.
(2) The net basis of the company's assets and liabilities for tax purposes is approximately $1,069,000 lower than the amount reported for financial statement purposes.
(3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.
(4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny is net of a $1,615 insurance recovery.

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (AMOUNTS IN THOUSANDS)

      The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                2001            2000             1999
                                                            ------------    ------------     ------------
REAL ESTATE
   Balance at beginning of period....................       $  4,354,392    $  3,921,507     $  3,315,891
   Additions during the period:
     Land............................................             25,808          57,669           83,153
     Buildings & improvements........................            332,766         416,917          522,463
                                                            ------------    ------------     ------------
                                                               4,712,966       4,396,093        3,921,507
   Less: Asset sold and written-off..................             22,755          41,701               --
                                                            ------------    ------------     ------------
   Balance at end of period..........................       $  4,690,211    $  4,354,392     $  3,921,507
                                                            ============    ============     ============

ACCUMULATED DEPRECIATION
   Balance at beginning of period....................       $    393,787    $    308,542     $    226,816
   Additions charged to operating expenses...........            114,121          91,236           81,726
                                                            ------------    ------------     ------------
                                                                 507,908         399,778          308,542

   Less: Accumulated depreciation on assets
     sold and written-off............................              1,683           5,991               --
                                                            ------------    ------------     ------------
   Balance at end of period..........................       $    506,225    $    393,787     $    308,542
                                                            ============    ============     ============

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------

3.1           --  Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to
                    Exhibit 3(a) of Vornado's Registration Statement on Form S-4 (File No. 33-60286), filed on
                    April 15, 1993.................................................................................  *

3.2           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                  Assessments and Taxation of Maryland on May 23, 1996

3.3           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 3, 1997

3.4           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May
                    2, 2000........................................................................................  *

3.5           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on April 28, 1998..............................................................................  *

3.6           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to
                    Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on
                    May 2, 2000....................................................................................  *

3.7           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to
                    Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on
                    May 2, 2000....................................................................................  *

3.8           --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of
                    Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to
                    Exhibit 4.6 of Vornado's Registration Statement on Form S-8 (File No. 333-68462), filed on
                    August 27, 2001................................................................................  *

3.9           --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on
                    April 8, 1997..................................................................................  *

3.10          --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of
                    Beneficial Interest, as filed with the State Department of Assessments and Taxation of
                    Maryland on December 15, 1997

3.11          --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred
                    Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................................  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
3.12          --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial
                    Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to
                    Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No.
                    001-11954), filed on February 9, 1999..........................................................  *

3.13          --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of
                    Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999
                    (File No. 001-11954), filed on March 17, 1999..................................................  *

3.14          --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable
                    Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value
                    - Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A
                    (File No. 001-11954), filed on May 19, 1999....................................................  *

3.15          --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative
                    Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of
                    Assessments and Taxation of Maryland on May 27, 1999  - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
                    July 7, 1999...................................................................................   *

3.16          --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred
                    Shares, dated September 3, 1999, as filed with the State Department of Assessments and
                    Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 of
                    Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                    October 25, 1999...............................................................................  *

3.17          --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred
                    Shares, dated September 3, 1999, as filed with the State Department of Assessments and
                    Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 of
                    Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on
                    October 25, 1999...............................................................................  *

3.18          --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred
                    Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                    dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999.......................  *

3.19          --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the
                    State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                    001-11954), filed May 19, 2000.................................................................  *

3.20          --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the
                    State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
                    001-11954), filed on June 16, 2000.............................................................  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
3.21          --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit
                    3.1 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000.....................................................................  *

3.22          --  Articles Supplementary to Declaration of Trust of Vornado Realty Trust with respect to the
                    Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State
                    Department of Assessments and Taxation of Maryland on September 25, 2001 - Incorporated by
                    reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001............................................................................  *

3.23          --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1999
                    (File No. 001-11954), filed on March 9, 2000...................................................  *

3.24          --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31,
                    1998 (the "1997 10-K").........................................................................  *

3.25          --  Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference to Exhibit 3.5 of the 1997 10-K................................................................  *

3.26          --  Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095),
                    filed on April 14, 1998........................................................................  *

3.27          --  Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998
                    (File No. 001-11954), filed on November 30, 1998...............................................  *

3.28          --  Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File
                    No. 001-11954), filed on February 9, 1999......................................................  *

3.29          --  Exhibit A to the Partnership Agreement, dated as of December 22, 1998 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998
                    (File No. 001-11954), filed on February 9, 1999................................................  *

3.30          --  Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File
                    No. 001-11954), filed on March 17, 1999........................................................  *

3.31          --  Exhibit A to the Partnership Agreement, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No.
                    001-11954), filed on March 17, 1999............................................................  *

3.32          --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
3.33          --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................  *

3.34          --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
                    001-11954), filed on July 7, 1999..............................................................  *

3.35          --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999............................................................................  *

3.36          --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999
                    (File No. 001-11954), filed on October 25, 1999................................................  *

3.37          --  Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999
                    (File No. 001-11954), filed on December 23, 1999...............................................  *

3.38          --  Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                    001-11954), filed on May 19, 2000..............................................................  *

3.39          --  Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
                    001-11954), filed on June 16, 2000.............................................................  *

3.40          --  Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000
                    (File No. 001-11954), filed on December 28, 2000...............................................  *

3.41          --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File
                    No. 333-68462), filed on August 27, 2001.......................................................  *

3.42          --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust's Current Report on Form 8-K (File No.
                    001-11954), filed on October 12, 2001..........................................................  *

3.43          --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
                    Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K
                    (File No. 001-11954), filed on October 12, 2001................................................  *

4.1           --  Instruments defining the rights of security holders (see Exhibits 3.1 through 3.22 of this
                    Annual Report on Form 10-K)

4.2           --  Indenture dated as of November 24, 1993 between Vornado Finance Corp. and Bankers Trust Company, as Trustee - Incorporated by reference to Vornado's Current Report on Form 8-K dated
                    November 24, 1993 (File No. 001-11954), filed December 1, 1993.................................  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
4.3           --  Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value
                    $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration
                    Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995...........................  *

4.4           --  Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial
                    Interest, liquidation preference $50.00 per share, no par value - Incorporated by reference to
                    Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on April 8, 1997.........................................................................  *

4.5           --  Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares
                    of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed on March 15, 1999............................................................  *

4.6           --  Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares
                    of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on Form 8-A (File No.
                    001-11954), filed May 19, 1999.................................................................  *

4.7           --  Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank
                    National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by
                    reference to Exhibit 10.48 of Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 1-11954), filed on March 9, 2000...................................  *

10.1          --  Vornado Realty Trust's 1993 Omnibus Share Plan, as amended - Incorporated by reference to
                    Exhibit 4.1 of Vornado Realty Trust's registration statement on Form S-8 (File No. 331-09159), filed on July 30, 1996.........................................................................  *

10.2          --  Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended -
                    Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011)
                    filed on June 12, 1997.........................................................................  *

10.3          --  Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of
                    May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992...................................  *

10.4**        --  Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of
                    November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado
                    Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on
                    Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993..................  *

10.5**        --  1985 Stock Option Plan as amended - Incorporated by reference to Vornado's Quarterly Report on
                    Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed June 9, 1987...............  *

10.6**        --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                    December 9, 1985...............................................................................  *

--------
*    Incorporated by reference
**   Management contract or compensatory plan

EXHIBIT
  NO.
-------
10.7**        --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended May 2, 1987 (File No. 001-11954), filed
                    June 9, 1987...................................................................................  *

10.8**        --  Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to Vornado, Inc. 1985 Stock Option Plan--Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for quarter ended October 26, 1985 (File No. 001-11954), filed
                    December 9, 1985...............................................................................

10.9**        --  Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 -
                    Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

10.10**       --  Employment Agreement between Vornado Realty Trust and Richard Rowan dated January 1, 1998 -
                    Incorporated by reference to Exhibit 10.8 of Vornado's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998.................  *

10.11**       --  Employment Agreement between Vornado Realty Trust and Irwin Goldberg, dated December 11, 1997 -
                    Incorporated by reference to Exhibit 10.10 of Vornado's Annual Report on Form 10-K/A for the
                    year ended December 31, 1997 (File No. 001-11954), filed on April 14, 1998.....................  *

10.12**       --  Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2,
                    1996 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1996 (File No. 001-11954), filed March 13, 1997...................................  *

10.13         --  Promissory Notes from Steven Roth to Vornado, Inc., dated December 29, 1992 and January 15, 1993
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

10.14         --  Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

10.15         --  Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
                    Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

10.16         --  Promissory Note from Steven Roth to Vornado Realty Trust dated April 15, 1993 and June 17, 1993
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1993 (File No. 001-11954), filed March 24, 1994...................................  *

10.17         --  Promissory Note from Richard Rowan to Vornado Realty Trust - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File
                    No. 001-11954), filed March 24, 1994...........................................................  *

10.18         --  Promissory Note from Joseph Macnow to Vornado Realty Trust - Incorporated by reference to
                    Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File
                    No. 001-11954), filed March 24, 1994...........................................................  *

--------
*    Incorporated by reference
**   Management contract or compensatory plan

EXHIBIT
  NO.
-------
10.19         --  Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
                    - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended
                    December 31, 1992 (File No. 001-11954), filed February 16, 1993................................  *

10.20         --  Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and
                    Alexander's, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado's Annual
                    Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                    February 16, 1993..............................................................................  *

10.21         --  Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No.
                    001-11954), filed March 23, 1995...............................................................  *

10.22         --  Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's
                    Retention Agreement - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994....................  *

10.23         --  Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A.
                    Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995
                    (File No. 001-11954), filed February 21, 1995..................................................  *

10.24         --  Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                    February 21, 1995..............................................................................  *

10.25         --  Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995........................................................................  *

10.26         --  Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado
                    Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995......................  *

10.27         --  Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending
                    Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by
                    reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994
                    (File No. 001-11954), filed March 23, 1995.....................................................  *

10.28         --  Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc.
                    - Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s
                    Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998............  *

10.29         --  Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment
                    No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701)....  *

10.30         --  Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
10.31         --  Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the
                    Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of
                    Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.............  *

10.32         --  Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik
                    Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 of Vornado's
                    Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997.......................  *

10.33         --  Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent
                    Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by
                    reference to Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997.............................................................................  *

10.34         --  Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors
                    Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises,
                    Inc. - Incorporated by reference to Exhibit 10.34 of Vornado's Annual Report on Form 10-K/A
                    for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998..............  *

10.35         --  Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity
                    Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited
                    liability company, as purchaser - Incorporated by reference to Exhibit 10.35 of Vornado's
                    Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998...............................................................................  *

10.36         --  Promissory Notes from Michael D. Fascitelli to Vornado Realty Trust dated March 2, 1998 and
                    April 30, 1998 - Incorporated by reference to Exhibit 10.37 of Vornado's Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11954), filed May 13, 1998........  *

10.37         --  Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders
                    Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to
                    Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                    (File No. 001-11954), filed August 13, 1998....................................................  *

10.38         --  Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                    Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998..................  *

10.39         --  Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................  *

10.40         --  Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement
                    on Form S-3 (File No. 333-89667), filed on October 25, 1999....................................  *

--------
*    Incorporated by reference

EXHIBIT
  NO.
-------
10.41         --  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and
                    Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and
                    Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 of Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9,
                    2000...........................................................................................  *

10.42         --  Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum -
                    Incorporated by reference to Exhibit 10.49 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................  *

10.43         --  First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 -
                    Incorporated by reference to Exhibit 10.50 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................  *

10.44         --  Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust -
                    Incorporated by reference to Exhibit 10.51 of Vornado's Annual Report on Form 10-K for the
                    period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000....................  *

10.45         --  Promissory Note of Melvyn Blum, dated March 24, 2000 - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on May 5, 2000.................................................................................  *

10.46         --  Promissory Note of Melvyn Blum, dated April 4, 2000 - Incorporated by reference to Vornado's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on May 5, 2000.................................................................................  *

10.47         --  Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower,
                    Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to
                    Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
                    001-11954) filed on May 5, 2000................................................................  *

10.48         --  Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust,
                    Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial
                    Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E.
                    Smith Management, Inc. - Incorporated by reference to Exhibit 2.1 of Vornado Realty Trust's
                    Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002.....................  *

  21          --  Subsidiaries of the Registrant

  23          --  Consent of independent auditors