Form 10-Q
period 2002-03-31
VORNADO REALTY LP
filed 2002-05-07
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 32



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2002
                                ------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   TO
                               -----------------    --------------------------

Commission File Number:   000-22635
                        --------------------------------------------------------


                               VORNADO REALTY L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              13-3925979
----------------------------------------- ------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


888 SEVENTH AVENUE, NEW YORK, NEW YORK                    10019
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

                                 [X] Yes [ ] No

                                      INDEX





PART I.         FINANCIAL INFORMATION:

                                                                 Page Number
                                                                 -----------

      Item 1.   Financial Statements:

                Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001..............      3

                Consolidated Statements of Income for the Three
                Months Ended March 31, 2002 and March 31, 2001....      4

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2002 and March 31, 2001....      5

                Notes to Consolidated Financial Statements........      6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............      18

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risks......................................      29


PART II.        OTHER INFORMATION:

      Item 1.   Legal Proceedings.................................      30

      Item 6.   Exhibits and Reports on Form 8-K..................      30

Signatures      ..................................................      31

Exhibit Index   ..................................................      32

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,     DECEMBER 31,
(amounts in thousands, except unit and per unit amounts)          -----------    -----------
                            ASSETS                                    2002           2001
Real estate, at cost:                                             -----------    -----------
  Land ........................................................   $ 1,500,874    $   895,831
  Buildings and improvements ..................................     5,184,332      3,480,249
  Development costs and construction in progress ..............       303,164        258,357
  Leasehold improvements and equipment ........................       250,252         55,774
                                                                  -----------    -----------
      Total ...................................................     7,238,622      4,690,211
  Less accumulated depreciation and amortization ..............      (592,897)      (506,225)
                                                                  -----------    -----------
      Real estate, net ........................................     6,645,725      4,183,986
Cash and cash equivalents, including U.S. government
  obligations under repurchase agreements
  of $17,901 and $15,235 ......................................       171,200        265,584
Escrow deposits and restricted cash ...........................       249,955        204,463
Marketable securities .........................................       130,144        126,774
Investments and advances to partially-owned entities, including
  Alexander's of $185,884 and $188,522 ........................       896,355      1,270,195
Due from Officers .............................................        18,151         18,197
Accounts receivable, net of allowance for doubtful accounts
  of $10,124 and $8,831 .......................................        74,130         47,406
Notes and mortgage loans receivable ...........................       313,965        258,555
Receivable arising from the straight-lining of rents ..........       148,222        138,154
Other assets ..................................................       282,760        264,029
                                                                  -----------    -----------
                                                                  $ 8,930,607    $ 6,777,343
                                                                  ===========    ===========


              LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable ...................................   $ 3,970,486    $ 2,477,173
Revolving credit facility .....................................          --             --
Accounts payable and accrued expenses .........................       178,671        179,597
Officers' compensation payable ................................         9,664          6,708
Deferred leasing fee income ...................................        11,759         11,940
Other liabilities .............................................        51,841         51,895
                                                                  -----------    -----------
  Total liabilities ...........................................     4,222,421      2,727,313
                                                                  -----------    -----------
Minority interest .............................................        22,081         25,795
                                                                  -----------    -----------
Commitments and contingencies
Partners' capital:
  Equity ......................................................     4,796,515      4,089,313
  Distributions in excess of net income .......................      (120,368)       (95,647)
                                                                  -----------    -----------
                                                                    4,676,147      3,993,666
  Deferred compensation units earned but not yet delivered ....        38,253         38,253
  Deferred compensation units issued but not yet earned .......       (23,536)          --
  Accumulated other comprehensive loss ........................           (55)        (2,980)
  Due from officers for purchase of common units of beneficial
  interest ....................................................        (4,704)        (4,704)
                                                                  -----------    -----------
      Total partners' capital .................................     4,686,105      4,024,235
                                                                  -----------    -----------
                                                                  $ 8,930,607    $ 6,777,343
                                                                  ===========    ===========


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per unit amounts)


                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ---------    ---------
 Revenues:
   Rentals ...................................................   $ 301,760    $ 204,718
   Expense reimbursements ....................................      37,804       35,092
   Other income (including fee income
    from related parties of $203 and $370) ...................       6,760        2,800
                                                                 ---------    ---------

 Total revenues ..............................................     346,324      242,610
                                                                 ---------    ---------

 Expenses:
   Operating .................................................     127,446       99,823
   Depreciation and amortization .............................      47,588       31,865
   General and administrative ................................      23,467       14,808
   Amortization of officer's deferred compensation expense ...       6,875         --

   Costs of acquisitions not consummated .....................        --          5,000
                                                                 ---------    ---------

 Total expenses ..............................................     205,376      151,496
                                                                 ---------    ---------

 Operating income ............................................     140,948       91,114
 Income applicable to Alexander's ............................       5,568       12,304
 Income from partially-owned entities ........................      13,786       23,990
 Interest and other investment income ........................       9,643       13,473
 Interest and debt expense ...................................     (58,018)     (49,395)
 Net gain (loss) on disposition of wholly-owned and
   partially-owned assets ....................................       1,531       (4,723)

 Minority interest ...........................................        (989)        (359)
                                                                 ---------    ---------
 Income before cumulative effect of change in accounting
   principle and extraordinary item ..........................     112,469       86,404
 Cumulative effect of change in accounting principle .........     (30,129)      (4,110)

 Extraordinary item ..........................................        --          1,170
                                                                 ---------    ---------
 Net income ..................................................      82,340       83,464
 Preferred unit distributions (including accretion of issuance
   expenses of $0 and $719) ..................................      (6,131)      (9,673)

 Preferential allocations ....................................     (24,061)     (23,309)
                                                                 ---------    ---------

 NET INCOME applicable to Class A units ......................   $  52,148    $  50,482
                                                                 =========    =========

NET INCOME PER CLASS A UNIT - BASIC ..........................   $     .42    $     .54
                                                                 =========    =========

 NET INCOME PER CLASS A UNIT - DILUTED .......................   $     .40    $     .52
                                                                 =========    =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)


                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        2002         2001
                                                          ---------    ---------
   Net income .........................................   $  82,340    $  83,464
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Cumulative effect of change in accounting
      principle .......................................      30,129        4,110
      Extraordinary item ..............................        --         (1,170)
      Minority interest ...............................         989          359
      Net (gain) loss on disposition of wholly-owned
        and partially-owned assets ....................      (1,531)       4,723
      Depreciation and amortization ...................      47,588       31,865
      Amortization of Officer's  deferred  compensation
      expense .........................................       6,875         --
      Straight-lining of rental income ................     (10,068)      (7,895)
      Equity in income of Alexander's .................      (5,568)     (12,304)
      Equity in income of partially-owned entities ....     (13,786)     (23,990)
      Changes in operating assets and liabilities .....     (42,106)       5,215
                                                          ---------    ---------
   Net cash provided by operating activities ..........      94,862       84,377
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Development costs and construction in progress .....     (22,622)     (40,577)
   Investments in partially-owned entities ............      (5,352)     (13,378)
   Distributions from partially-owned entities ........      44,219       17,163
   Investment in notes and mortgage loans receivable ..     (55,236)     (10,069)
   Repayment of notes and mortgage loans receivable ...       2,500        1,000
   Cash restricted for tenant improvements ............      (8,432)      29,095
   Additions to real estate ...........................     (16,672)     (27,161)
   Purchases of marketable securities .................        --         (5,000)
   Proceeds from sale of marketable securities ........        --            742
   Real estate deposits and other .....................        --          1,476
                                                          ---------    ---------
   Net cash used in investing activities ..............     (61,595)     (46,709)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Class A units ............      56,658         --
   Proceeds from borrowings ...........................        --         74,160
   Repayments of borrowings ...........................     (45,090)     (56,513)
   Preferential distributions .........................     (28,829)     (27,290)
   Distributions to Class A unitholders ...............    (113,200)     (45,191)
   Distributions to preferred unitholders .............      (6,131)      (8,972)
   Exercise of unit options ...........................       8,941        1,132
                                                          ---------    ---------
   Net cash used in financing activities ..............    (127,651)     (62,674)
                                                          ---------    ---------

   Net decrease in cash and cash equivalents ..........     (94,384)     (25,006)
   Cash and cash equivalents at beginning of period ...     265,584      136,989
                                                          ---------    ---------

   Cash and cash equivalents at end of period .........   $ 171,200    $ 111,983
                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest (including capitalized
     interest of $2,505 in 2002 and $3,570 in 2001)....   $  56,005    $  50,385
                                                          =========    =========

NON-CASH TRANSACTIONS:
   Class A units issued in acquisitions ...............   $ 607,155    $    --
   Financing assumed in acquisitions ..................     991,980         --
   Unrealized gain on securities available for sale ...       2,925          677


                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

    Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at March 31, 2002. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.


2.  BASIS OF PRESENTATION

    The consolidated balance sheet as of March 31, 2002, the consolidated statements of income for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vornado's annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of Vornado Realty L.P., as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company does not exercise control, such entities are accounted for under the equity method). All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

    Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.  RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's investment securities include stock purchase warrants received from companies that provide fiber-optic network and broadband access to the Company's Office division tenants. SFAS No. 133 requires these warrants to be marked-to-market at each reporting period with the change in value recognized currently in earnings. The Company has previously marked-to-market changes in value through accumulated other comprehensive loss. Under SFAS No. 133, those changes are recognized through earnings, and accordingly, the Company has reclassified $4,110,000 from accumulated other comprehensive loss to the consolidated statement of income as of January 1, 2001. Future changes in value of such securities will be recorded through earnings.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle. Previously reported Net Income Applicable to Class A Units for the three months ended March 31, 2001 would have been approximately $300,000 higher if such goodwill was not amortized in the prior year's quarter.

    In August 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The adoption of these statements did not have a material effect on the Company's financial statements; however under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  ACQUISITIONS, DISPOSITIONS AND FINANCINGS

ACQUISITIONS

    CHARLES E. SMITH COMMERCIAL REALTY L.P.

    On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Realty L.P. Operating Partnership units (valued at $607,155,000) and $991,980,000 of debt (66% of CESCR's total debt).

    This acquisition was recorded under the purchase method of accounting. The related purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocations were principally to real estate.

    The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three months ended March 31, 2001 as if the acquisition of the CESCR described above had occurred on January 1, 2001.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME


     (in thousands, except per unit amounts)      For the Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                               Pro Forma
                                                   2002           2001
                                                  --------      --------
        Revenues...........................       $346,324      $337,594
                                                  ========      ========
        Income before cumulative effect of
          change in accounting principle and
          extraordinary item...............       $112,469      $ 97,091
        Cumulative effect of change in
          accounting principle.............        (30,129)       (4,110)
        Extraordinary item.................             --         1,170
                                                  --------      --------
        Net income.........................         82,340        94,151
        Preferred unit distributions.......         (6,131)       (9,673)
        Preferential allocations...........        (24,061)      (23,309)
                                                  ---------     ---------
        Net income applicable to Class A
        units .............................       $ 52,148      $ 61,169
                                                  ========      ========
        Net income per Class A Unit - basic       $    .42      $    .57
                                                  ========      ========
        Net income per Class A Unit - diluted     $    .40      $    .55
                                                  ========      ========


    CRYSTAL GATEWAY ONE

    On March 7, 2002, the Company acquired for $55,000,000, a mortgage on a 360,000 square foot office building, which is in the Crystal City complex in Arlington, Virginia, together with an option to purchase the property. The Company presently owns 24 office buildings in Crystal City containing over 6.9 million square feet which it acquired on January 1, 2002, in connection with the Company's acquisition of Charles E. Smith Commercial Realty L.P. described above. The Company exercised its option to acquire the property from a limited partnership, which is approximately 50% owned by Messrs. Robert H. Smith and Robert P. Kogod, trustees of the Company, in exchange for approximately $13,700,000 of Vornado Realty L.P. Operating Partnership units. The acquisition of the building is expected to close within 90 days and is subject to receipt of certain consents from third parties and other customary conditions.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


DISPOSITIONS


    KINZIE PARK CONDOMINIUM UNITS

    In the first quarter of this year, the Company recognized a $1,531,000 gain from the sale of residential condominiums in Chicago, Illinois, which is included in the income statement caption "net gain on disposition of wholly-owned and partially-owned assets."

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

FINANCINGS

    On February 25, 2002, Vornado sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000. An equal number of Operating Partnership Units were issued to Vornado for the shares sold.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.  INVESTMENTS AND ADVANCES TO PARTIALLY-OWNED ENTITIES

    The Company's investments and advances to partially-owned entities and income recognized from such investments are as follows:

    INVESTMENTS AND ADVANCES



    (amounts in thousands)                     March 31, 2002  December 31, 2001
                                               --------------  -----------------

    Temperature Controlled Logistics........      $464,512       $  474,862
    Charles E. Smith Commercial Realty L.P.
    ("CESCR")(1)............................            --          347,263
    Alexander's.............................       185,884          188,522
    Newkirk Joint Ventures (2)..............       155,225          191,534
    Partially-Owned Office Buildings (3)....        36,927           23,346
    Starwood Ceruzzi Joint Ventures.........        25,511           25,791
    Park Laurel.............................         2,816           (4,745)
    Management Companies and Other..........        25,480           23,622
                                                  --------       ----------
                                                  $896,355       $1,270,195
                                                  ========       ==========

------------

(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:


                                                           March 31, 2002  December 31, 2001
                                                           --------------  -----------------
         Investments in limited partnerships..............    $108,798         $145,107
         Mortgages and loans receivable...................      39,511           39,511
         Other............................................       6,916            6,916
                                                              --------         --------
         Total............................................    $155,225         $191,534
                                                              ========         ========

      On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at March 31, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.

(3) As at March 31, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in 2002.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



   INCOME
                                                For The Three Months
         (amounts in thousands)                    Ended March 31,
                                                --------------------
                                                  2002         2001
                                                -------      -------
Income applicable to Alexander's:
  33.1% share of equity in income ...........   $ 1,019      $ 7,156(1)
  Interest income ...........................     2,531        3,427
  Management and leasing fee income .........     2,018        1,721
                                                -------      -------
                                                $ 5,568      $12,304
                                                =======      =======
Temperature Controlled Logistics:
  60% share of equity in net income (2) .....   $ 3,807      $ 4,464
  Management fee (40% of 1% per
   annum of Total Combined Assets,
    as defined) .............................     1,498        1,484
                                                -------      -------
                                                  5,305        5,948

CESCR-34% share of equity in income .........        --(3)     7,367
                                                -------      -------

Newkirk Joint Ventures:
   Equity in income of limited partnerships..     5,429(4)     6,242

   Interest and other income ................     2,271        1,727
                                                -------      -------
                                                  7,700        7,969
                                                -------      -------
Partially-Owned Office Buildings (5) ........       550        1,264
Management Companies and Other ..............       231        1,442(6)
---------------------------------------------   -------      -------
                                                $13,786      $23,990
                                                =======      =======

----------
(1) Equity in income includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001 and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income. Management and leasing fee income include a fee of $520 paid to the Company in connection with the sale.
(2) Equity in net income for the three months ended March 31, 2002, reflects an increase in depreciation expense of $175, a decrease in other non-recurring income of $260 and a decrease in interest income of $200.
(3) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(4) Equity in income includes a charge of $590 in connection with the formation of the Master Limited Partnership in January 2002.
(5) 2002 includes a 20% interest in a property which was part of the acquisition of CESCR, and does not include 570 Lexington Avenue which was sold in May 2001.
(6) Includes $1,300 for the Company's share of the Starwood Ceruzzi Joint Venture's gain on the sale of a property.

                               VORNADO REALTY L.P.

    TEMPERATURE CONTROLLED LOGISTICS

    On February 22, 2001, the Vornado/Crescent Partnerships ("Landlord") restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $1,808,000 of rent it was due for the three months ended March 31, 2002, which together with previously deferred rent is $6,809,000.

    ALEXANDER'S

    Alexander's is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under the management and development agreement, the Company has accrued a receivable of $1,031,000 at March 31, 2002 (of which $690,000 is recognized by the Company as income and the balance is reflected in the "Investment" account), which under the terms of the agreement is payable at completion of construction of Alexander's Lexington Avenue project in 2004. The Company is also owed $1,667,000 under the leasing agreement which is payable in 2002.

    At March 31, 2002, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's on August 1, 2000. The loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit were reset on March 15, 2002, from 13.74% to 12.48%, using a LIBOR index (with a 3% floor) plus the same spread to treasuries as previously existed.

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

                               VORNADO REALTY L.P.

6.  OTHER RELATED PARTY TRANSACTIONS

    The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $203,000 and $370,000 for the three months ended March 31, 2002 and 2001.

    The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $13,500,000 and $12,900,000 for the three months ended March 31, 2002 and 2001.

    Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five year period through December 31, 2006. Pursuant to the extended employment agreement, he is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was signed). The number of shares was set by the Company's Compensation Committee in December 2001 to achieve a value of $25,000,000 and had appreciated $2,500,000 as of March 8, 2002. The shares are being held in an irrevocable trust for the benefit of Mr. Fascitelli and will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by the Company's Compensation Committee and will continue as a member of Vornado's Board. Mr. Fascitelli may also borrow up to $20,000,000 from the Company during the term of his 2002 employment agreement reduced by $8,600,000, the amount of his outstanding loans under his 1996 employment agreement. Each loan will bear interest, payable quarterly, at the applicable Federal Rate on the date the loan is made and will mature on the fifth anniversary of the loan.

                               VORNADO REALTY L.P.

7.  INCOME PER UNIT


    The following table sets forth the computation of basic and diluted income per unit:


                                                                               For The Three Months
                                                                                  Ended March 31,
                                                                               --------------------
                                                                                  2002        2001
                                                                                --------     -------
(amounts in thousands except per unit amounts)

Numerator:
   Income before cumulative effect of change in
    accounting principle and extraordinary item ..............................   $ 112,469    $  86,404
   Cumulative effect of change in accounting principle .......................     (30,129)      (4,110)
   Extraordinary item ........................................................        --          1,170
                                                                                 ---------    ---------
   Net income ................................................................      82,340       83,464
   Preferred unit distributions ..............................................      (6,131)      (9,673)
   Preferential allocations ..................................................     (24,061)     (23,309)
                                                                                 ---------    ---------

Numerator for basic and diluted income per
   Class A unit - net income applicable to Class A units .....................   $  52,148    $  50,482
                                                                                 =========    =========

Denominator:
   Denominator for basic income per Class A
    Unit - weighted average Class A units ....................................     124,690       93,743
   Effect of dilutive securities:
    Employee unit options ....................................................       3,987        2,554
    Deferred compensation units issued but not yet earned ....................         177         --
                                                                                 ---------    ---------
   Denominator for diluted income per Class A unit - adjusted weighted average
    Class A units and assumed conversions ....................................     128,854       96,297
                                                                                 =========    =========
INCOME PER CLASS A UNIT - BASIC:
    Income before cumulative effect of change
      in accounting principle and extraordinary item .........................   $     .66    $     .58
    Cumulative effect of change in accounting principle ......................        (.24)        (.05)
    Extraordinary item .......................................................        --            .01
                                                                                 ---------    ---------
    Net income per Class A unit ..............................................   $     .42    $     .54
                                                                                 =========    =========

INCOME PER CLASS A UNIT - DILUTED:
    Income before cumulative effect of change
      in accounting principle and extraordinary item .........................   $     .63    $     .56
    Cumulative effect of change in accounting principle ......................        (.23)        (.05)
    Extraordinary item .......................................................        --            .01
                                                                                 ---------    ---------
    Net income per Class A unit ..............................................   $     .40    $     .52
                                                                                 =========    =========

                               VORNADO REALTY L.P.

8.  COMPREHENSIVE INCOME


    The following table sets forth the Company's comprehensive income:


                                               For The Three Months
      (amounts in thousands)                      Ended March 31,
                                               --------------------
                                                  2002       2001
                                                --------   -------
      Net income applicable to Class A units    $ 52,148   $50,482
      Adjustment to record cumulative effect
         of change in accounting principle..          --     4,110
      Other comprehensive income............       2,925       518
                                                --------   -------
      Comprehensive income..................    $ 55,073   $55,110
                                                ========   =======


9.  COMMITMENTS AND CONTINGENCIES

    At March 31, 2002, the Company's revolving credit facility had a zero balance, and the Company utilized $80,510,000 of availability under the facility for letters of credit and guarantees.

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

    The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorist acts from coverage in all risk policies. In 2002, the Company has been unable to obtain all risk insurance which includes coverage for terrorists acts for policies it has renewed including the New York City Office portfolio and may not be able to obtain such coverage for any of its other properties in the future. In March 2002, however, the Company obtained $200 million of separate coverage for terrorist acts for its New York City Office portfolio. Therefore, the Company is at risk for financial loss in excess of $200 million for terrorist acts (as defined) regarding this portfolio, which loss could be material.

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

    From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness.

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. SEGMENT INFORMATION

    The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.


                                                  For The Three Months Ended March 31,
(amounts in thousands)           ------------------------------------------------------------------------------
                                                                    2002
                                 ------------------------------------------------------------------------------
                                                                                    Temperature
                                                                      Merchandise   Controlled
                                    Total       Office       Retail        Mart     Logistics          Other(2)
                                    -----       ------       ------        ----     ---------          --------
Rentals ......................   $ 301,760    $ 213,812    $  29,070    $  47,010    $    --         $  11,868
Expense reimbursements .......      37,804       21,407       12,017        3,343         --             1,037
Other income .................       6,760        4,983          214        1,417         --               146
                                 ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ...............     346,324      240,202       41,301       51,770         --            13,051
                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ...........     127,446       82,233       14,681       21,227         --             9,305
Depreciation and amortization.      47,588       34,130        3,380        6,480         --             3,598
General and administrative ...      23,467        9,110          570        4,811         --             8,976
Amortization of
  officer's deferred
  compensation expense .......       6,875         --           --           --           --             6,875
Costs of acquisitions
  not consummated ............        --           --           --           --           --                --
                                 ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ...............     205,376      125,473       18,631       32,518         --            28,754
                                 ---------    ---------    ---------    ---------    ---------       ---------
Operating income .............     140,948      114,729       22,670       19,252         --           (15,703)
Income applicable to
  Alexander's ................       5,568         --           --           --           --             5,568
Income from partially-owned
 entities ....................      13,786          550          229            2        5,305(6)        7,700
Interest and other
  investment income ..........       9,643        1,111           79          135         --             8,318
Interest and debt expense ....     (58,018)     (34,762)     (13,693)      (7,183)        --            (2,380)
Net gain on disposition of
  wholly-owned and
  partially-owned assets .....       1,531         --           --          1,531         --              --
Minority interest ............        (989)        (880)        --            (99)        --               (10)
                                 ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect
  of change in accounting
  principle and extraordinary
  item .......................     112,469       80,748        9,285       13,638        5,305           3,493
Cumulative effect of change in
  accounting principle .......     (30,129)        --           --           --        (15,490)        (14,639)
Extraordinary item ...........        --           --           --           --           --                --
                                 ---------    ---------    ---------    ---------    ---------       ---------
Net income ...................      82,340       80,748        9,285       13,638      (10,185)        (11,146)
Cumulative effect of change in
  accounting principle .......      30,129         --           --           --         15,490          14,639
Extraordinary item ...........        --           --           --           --           --              --
Minority interest ............         989          880         --             99         --                10
Interest and debt expense(4)..      74,293       35,266       14,328        7,183        6,559          10,957
Depreciation and
  amortization(4) ............      60,575       34,594        3,650        6,480        8,909           6,942
Straight-lining of rents(4)...      (9,039)      (7,310)        (429)      (1,049)        --              (251)
Other ........................        (259)      (1,300)         700         (123)         464            --
                                 ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ....................   $ 239,028    $ 142,878    $  27,534    $  26,228    $  21,237       $  21,151
                                 =========    =========    =========    =========    =========       =========


                                                        For The Three Months Ended March 31,
                                 --------------------------------------------------------------------------
(amounts in thousands)                                             2001
                                 --------------------------------------------------------------------------
                                                                                     Temperature
                                                                       Merchandise   Controlled
                                   Total        Office       Retail        Mart       Logistics    Other(2)
                                   -----        ------       ------        ----       ---------    --------
Rentals ......................   $ 204,718    $ 113,860    $  28,137    $  47,005    $    --     $  15,716
Expense reimbursements .......      35,092       19,041       11,295        3,973         --           783
Other income .................       2,800          572        1,429          719         --            80
                                 ---------    ---------    ---------    ---------    ---------   ---------
Total revenues ...............     242,610      133,473       40,861       51,697         --        16,579
                                 ---------    ---------    ---------    ---------    ---------   ---------
Operating expenses ...........      99,823       55,761       14,852       21,132         --         8,078
Depreciation and amortization.      31,865       18,644        4,463        6,442         --         2,316
General and administrative....      14,808        3,370          583        4,595         --         6,260(4)
Amortization of
  officer's deferred
  compensation expense .......        --           --           --           --           --          --
Costs of acquisitions
  not consummated ............       5,000         --           --           --           --         5,000
                                 ---------    ---------    ---------    ---------    ---------   ---------
Total expenses ...............     151,496       77,775       19,898       32,169         --        21,654
                                 ---------    ---------    ---------    ---------    ---------   ---------
Operating income .............      91,114       55,698       20,963       19,528         --        (5,075)
Income applicable to
  Alexander's ................      12,304         --           --           --           --        12,304
Income from partially-owned
 entities ....................      23,990        8,695        1,897          113        5,948       7,337
Interest and other
  investment income ..........      13,473        2,298         --            663         --        10,512
Interest and debt expense ....     (49,395)     (16,607)     (14,149)      (9,669)        --        (8,970)
Net gain on disposition of
  wholly-owned and
  partially-owned assets .....      (4,723)        --           --           --           --        (4,723)
Minority interest ............        (359)        (359)        --           --           --          --
                                 ---------    ---------    ---------    ---------    ---------   ---------
Income before cumulative effect
  of change in accounting
  principle and
  extraordinary item .........      86,404       49,725        8,711       10,635        5,948      11,385
Cumulative effect of change in
  accounting principle........      (4,110)        --           --           --           --        (4,110)
Extraordinary item ...........       1,170         --           --           --           --         1,170
                                 ---------    ---------    ---------    ---------    ---------   ---------
Net income ...................      83,464       49,725        8,711       10,635        5,948       8,445
Cumulative effect of change in
  accounting principle .......       4,110         --           --           --           --         4,110
Extraordinary item ...........      (1,170)        --           --           --           --        (1,170)
Minority interest ............         359          359         --           --           --          --
Interest and debt expense(4)..      73,254       27,447       14,791        9,669        6,713      14,634
Depreciation and
  amortization(4) ............      47,918       23,644        4,727        6,442        8,408       4,697
Straight-lining of rents(4)...      (7,737)      (5,955)        (161)      (1,108)        --          (513)
Other ........................     (10,557)      (1,590)        (500)        --            112      (8,579)(5)
                                 ---------    ---------    ---------    ---------    ---------   ---------
EBITDA(1) ....................   $ 189,641    $  93,630    $  27,568    $  25,638    $  21,181   $  21,624
                                 =========    =========    =========    =========    =========   =========


-----------
   See footnotes 1-7 on page 17.

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

(2)      Other EBITDA is comprised of:



                                                     For the Three Months
                  (amounts in thousands)               Ended March 31,
                                                   -----------------------
                                                     2002           2001
                                                   --------       --------
          Hotel Pennsylvania (3) ...............   $    753       $  5,280
          Newkirk Joint Ventures:
            Equity in income of limited
              partnerships .....................     15,029         13,372
            Interest and other income ..........      2,271          1,727
          Alexander's ..........................      8,006          6,200
          Unallocated general and administrative
             expenses ..........................     (7,720)        (7,533)
          Amortization of Officer's deferred
             compensation expense ..............     (6,875)            --
          Investment income and other ..........      9,687(7)      12,301
          Costs of acquisitions not
             consummated .......................         --         (5,000)
          Write-off of investments in
             technology companies ..............         --         (4,723)
                                                   --------       --------
                Total ..........................   $ 21,151       $ 21,624
                                                   ========       ========

(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6% and $58 for the three months ended March 31, 2002 compared to 57.5% and $80 for the prior year's quarter.
(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Net of rent not recognized of $1,808 for the three months ended March 31, 2002.
(7) No income was recognized on the Company's loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002.


11.   SUBSEQUENT EVENT

   On April 30, 2002, the Company acquired 7,944,893 partnership units of Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), at a foreclosure auction. The partnership units had been pledged to the Company as collateral for loans to Primestone Investment Partners L.P. (Primestone). The price the Company paid for the units was $8.35 per unit, the April 30, 2002 closing price on The New York Stock Exchange of the PGE shares for which the partnership units are exchangeable on a one-for-one basis. Primestone and its affiliated guarantors remain liable for the deficiency under the loans. As previously reported, a subsidiary of Cadim, Inc. owns a 50% participation interest in the loans to Primestone held by the Company. Under the participation arrangement, the Cadim affiliate has the right to acquire 50% of the partnership units that the Company acquired at the foreclosure auction (or the PGE shares into which they may be exchanged).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially form those expressed in these forward-looking statements. You can find may of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K under "Forward-Looking Statements." For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         OVERVIEW

         Below is a summary of net income and EBITDA(1) by segment for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty ("CESCR") it did not previously own and the resulting consolidation of CESCR's operations. See Supplemental Information beginning on page 27 for Condensed Pro Forma Operating Results for the three months ended March 31, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001. Further, the Supplemental Information contains data regarding (ii) details of the changes by segment in EBITDA for the three months ended March 31, 2002 compared to the three months ended December 31, 2001 and (iii) leasing activity.


(amounts in thousands)                        Three Months Ended March 31, 2002
                                     -----------------------------------------------------------------------------
                                                                                       Temperature
                                                                           Merchandise  Controlled
                                       Total       Office       Retail          Mart    Logistics         Other(2)
                                       -----       ------       ------          ----    ---------         --------
Rentals ..........................   $ 301,760    $ 213,812    $  29,070    $  47,010    $      --          11,868
Expense reimbursements ...........      37,804       21,407       12,017        3,343           --           1,037
Other income .....................       6,760        4,983          214        1,417           --             146
                                     ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ...................     346,324      240,202       41,301       51,770           --          13,051
                                     ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ...............     127,446       82,233       14,681       21,227           --           9,305
Depreciation and amortization ....      47,588       34,130        3,380        6,480           --           3,598
General and administrative .......      23,467        9,110          570        4,811           --           8,976
Amortization of officer's deferred
  compensation expense ...........       6,875           --           --           --           --           6,875
                                     ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ...................     205,376      125,473       18,631       32,518           --          28,754
                                     ---------    ---------    ---------    ---------    ---------       ---------
Operating income .................     140,948      114,729       22,670       19,252           --         (15,703)
Income applicable to Alexander's .       5,568           --           --           --           --           5,568
Income from partially-owned
  entities .......................      13,786          550          229            2        5,305(6)        7,700
Interest and other investment
  income .........................       9,643        1,111           79          135           --           8,318
Interest and debt expense ........     (58,018)     (34,762)     (13,693)      (7,183)          --          (2,380)
Net gain on disposition of
   wholly-owned and
   partially-owned assets ........       1,531           --           --        1,531           --              --
Minority interest ................        (989)        (880)          --          (99)          --             (10)
                                     ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect
  of change in accounting
  principle and extraordinary item     112,469       80,748        9,285       13,638        5,305           3,493
Cumulative effect of change in
  accounting principle ...........     (30,129)          --           --           --      (15,490)        (14,639)
Extraordinary item ...............          --           --           --           --           --              --
                                     ---------    ---------    ---------    ---------    ---------       ---------
Net income .......................      82,340       80,748        9,285       13,638      (10,185)        (11,146)
Cumulative effect of change in
  accounting principle ...........      30,129           --           --           --       15,490          14,639
Extraordinary item ...............          --           --           --           --           --
Minority interest ................         989          880           --           99           --              10
Interest and debt expense(4) .....      74,293       35,266       14,328        7,183        6,559          10,957
Depreciation and amortization(4) .      60,575       34,594        3,650        6,480        8,909           6,942
Straight-lining of rents(4) ......      (9,039)      (7,310)        (429)      (1,049)          --            (251)
Other ............................        (259)      (1,300)         700         (123)         464              --
                                     ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) ........................   $ 239,028    $ 142,878    $  27,534    $  26,228    $  21,237          21,151
                                     =========    =========    =========    =========    =========       =========


(amounts in thousands)                                    Three Months Ended March 31, 2001
                                        -------------------------------------------------------------------------
                                                                                           Temperature
                                                                              Merchandise   Controlled
                                          Total       Office       Retail        Mart       Logistics     Other(2)
                                          -----       ------       ------        ----       ---------     --------
Rentals .............................   $ 204,718    $ 113,860    $  28,137    $  47,005    $      --    $  15,716
Expense reimbursements ..............      35,092       19,041       11,295        3,973           --          783
Other income ........................       2,800          572        1,429          719           --           80
                                        ---------    ---------    ---------    ---------    ---------    ---------
Total revenues ......................     242,610      133,473       40,861       51,697           --       16,579
                                        ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses ..................      99,823       55,761       14,852       21,132           --        8,078
Depreciation and amortization .......      31,865       18,644        4,463        6,442           --        2,316
General and administrative ..........      14,808        3,370          583        4,595           --        6,260(4)
Costs of acquisitions not consummated       5,000           --           --           --           --        5,000
                                        ---------    ---------    ---------    ---------    ---------    ---------
Total expenses ......................     151,496       77,775       19,898       32,169           --       21,654
                                        ---------    ---------    ---------    ---------    ---------    ---------
Operating income ....................      91,114       55,698       20,963       19,528           --       (5,075)
Income applicable to Alexander's ....      12,304           --           --           --           --       12,304
Income from partially-owned entities       23,990        8,695        1,897          113        5,948        7,337
Interest and other investment income       13,473        2,298           --          663           --       10,512
Interest and debt expense ...........     (49,395)     (16,607)     (14,149)      (9,669)          --       (8,970)
Net gain on disposition of
  wholly-owned and
  partially-owned assets ............      (4,723)          --           --           --           --       (4,723)
Minority interest ...................        (359)        (359)          --           --           --           --
                                        ---------    ---------    ---------    ---------    ---------    ---------
Income before cumulative effect of
  change in accounting principle and
  extraordinary item ................      86,404       49,725        8,711       10,635        5,948       11,385
Cumulative effect of change in
  accounting principle ..............      (4,110)          --           --           --           --       (4,110)
Extraordinary item ..................       1,170           --           --           --           --        1,170
                                        ---------    ---------    ---------    ---------    ---------    ---------
Net income ..........................      83,464       49,725        8,711       10,635        5,948        8,445
Cumulative effect of change in
  accounting principle ..............       4,110           --           --           --           --        4,110
Extraordinary item ..................      (1,170)          --           --           --           --       (1,170)
Minority interest ...................         359          359           --           --           --           --
Net gain on disposition of
  wholly-owned and
  partially owned assets
Interest and debt expense(4) ........      73,254       27,447       14,791        9,669        6,713       14,634
Depreciation and amortization(4) ....      47,918       23,644        4,727        6,442        8,408        4,697
Straight-lining of rents(4) .........      (7,737)      (5,955)        (161)      (1,108)          --         (513)
Other ...............................     (10,557)      (1,590)        (500)          --          112       (8,579)(5)
                                        ---------    ---------    ---------    ---------    ---------    ---------
EBITDA(1) ...........................   $ 189,641    $  93,630    $  27,568    $  25,638    $  21,181    $  21,624
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

(2)      Other EBITDA is comprised of:


                                                     For the Three Months
         (amounts in thousands)                         Ended March 31,
                                                   -----------------------
                                                     2002           2001
                                                   --------       --------
     Hotel Pennsylvania (3) ....................   $    753       $  5,280
     Newkirk Joint Ventures:
       Equity in income of limited partnerships      15,029         13,372
       Interest and other income ...............      2,271          1,727
     Other partially-owned entities (Alexander's
       and other) ..............................      8,006          6,200
     Unallocated general and administrative
        expenses ...............................     (7,720)        (7,533)
     Amortization of Officer's deferred
        compensation expense ...................     (6,875)            --
     Investment income and other ...............      9,687(7)      12,301
     Costs of acquisitions not consummated .....         --         (5,000)
     Write-off of investments in technology
        companies ..............................         --         (4,723)
                                                   --------       --------
           Total ...............................   $ 21,151       $ 21,624
                                                   ========       ========

(3) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6 % and $58 for the three months ended March 31, 2002 compared to 57.5% and $80 for the prior year's quarter.
(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Net of rent not recognized of $1,808 for the three months ended March 31, 2002.
(7) No income was recognized on the Company's loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

    Below are the details of the changes by segment in EBITDA.


                                                                                      Temperature
                                                                          Merchandise  Controlled
(amounts in thousands)                Total      Office         Retail         Mart     Logistics       Other
                                      -----      ------         ------         ----     ---------       -----
Three months ended March 31, 2001   $189,641    $ 93,630       $ 27,568     $ 25,638     $ 21,181      $ 21,624
2002 Operations:
   Same store operations(1) .....      9,024       7,099            867        1,100           56(3)        (98)
   Acquisitions, dispositions and
      non-recurring income
      and expenses ..............     40,363      42,149           (901)        (510)          --          (375)
                                    --------    --------       --------     --------     --------      --------
Three months ended March 31, 2002   $239,028    $142,878(2)    $ 27,534     $ 26,228     $ 21,237      $ 21,151
                                    ========    ========       ========     ========     ========      ========
   % increase (decrease) in
     same store operations ......        4.8%        7.6%(2)        3.1%         4.3%         0.3%         (0.5%)


-----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase were $77,098 and 9.5% for the New York City office portfolio and $65,780 and 1.3% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. On February 22, 2001, the Vornado/Crescent Partnerships ("Landlord") restructured the AmeriCold Logistics leases to among other things, (i) reduce 2001's contractual rent to $146,000,000, (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) allow AmeriCold Logistics to defer rent to December 31, 2003 to the extent cash is not available, as defined in the leases, to pay such rent. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $1,808,000 of rent it was due for the three months ended March 31, 2002, which together with previously deferred rent is $6,809,000.

    The tenant has advised the Landlord that (i) its revenue for the current quarter ended March 31, 2002 from the warehouses it leases from the Landlord, is lower than last year by 2.2%, and (ii) its gross profit before rent at these warehouses for the corresponding period is higher than last year by $367,000 (a 0.9% increase). The decrease in revenue is primarily attributable to a reduction customer inventory turns. The increase in gross profit is primarily attributable to lower payroll expenses.

    REVENUES

    The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $346,324,000 for the three months ended March 31, 2002, compared to $242,610,000 in the prior year's quarter, an increase of $103,714,000 of which $99,715,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

   (amounts in thousands)


                                     Date of                                                          Merchandise
Property rentals:                  Acquisition     Total        Office              Retail                Mart       Other
                                   -----------     -----        ------              ------                ----       -----
  Acquisitions:
   CESCR (effect of acquisition
    of 66% and consolidation
    vs. equity method accounting
    for 34%) ...................   January 2002   $  93,476    $  93,476           $      --           $      --    $      --
   715 Lexington Avenue ........   July 2001            458          458                  --                  --           --
  Hotel activity ...............                     (3,273)          --                  --                  --       (3,273)(1)
  Trade Shows activity .........                       (143)          --                  --                (143)          --
  Leasing activity .............                      6,524        6,018                 933                 148         (575)
                                                  ---------    ---------           ---------           ---------    ---------
  Total increase (decrease) in
   property rentals ............                     97,042       99,952                 933                   5       (3,848)
                                                  ---------    ---------           ---------           ---------    ---------

Tenant expense reimbursements:
  Increase (decrease) due to
    acquisitions/dispositions...                      2,383        2,383                  --                  --           --
  Other ........................                        329          (17)                722                (630)         254
                                                  ---------    ---------           ---------           ---------    ---------
Total increase (decrease) in
 tenant expense reimbursements..                      2,712        2,366                 722                (630)         254
                                                  ---------    ---------           ---------           ---------    ---------
Other Income:
  Increase due to
   acquisitions/dispositions ...                      3,856        3,856                  --                  --           --
  Other ........................                        104          555              (1,215)                698           66
                                                  ---------    ---------           ---------           ---------    ---------
Total increase (decrease)
in other income ................                      3,960        4,411              (1,215)                698           66
                                                  ---------    ---------           ---------           ---------    ---------
Total increase (decrease) in
   revenues ....................                  $ 103,714    $ 106,729           $     440           $      73    $  (3,528)
                                                  =========    =========           =========           =========    =========


------------
(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 49.6% and $58.00 for the three months ended March 31, 2002 compared to 57.5% and $80.00 for the prior year's quarter.


     See supplemental information beginning on page 27 for further details.

    EXPENSES

    The Company's expenses were $205,376,000 for the three months ended March 31, 2002, compared to $151,496,000 in the prior year's quarter, an increase of $53,880,000 of which $31,628,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

    (amounts in thousands)


                                                                     Merchandise
                                    Total       Office      Retail      Mart        Other
                                    -----       ------      ------      ----        -----
Operating:
   Acquisitions:
   CESCR (effect of acquisition
     of 66% and consolidation
     vs. equity method accounting
     for 34%) ..................   $ 26,974    $ 26,974    $     --    $     --    $     --
   715 Lexington Avenue ........        258         258          --          --          --
   Hotel activity ..............       (236)         --          --          --        (236)
   Trade Shows activity ........        (75)         --          --         (75)         --
   Same store operations .......        702        (760)       (171)        170       1,463
                                   --------    --------    --------    --------    --------
                                     27,623      26,472        (171)         95       1,227
                                   --------    --------    --------    --------    --------
Depreciation and amortization:
   Acquisitions ................     15,580      15,580          --          --          --
   Same store operations .......        143         (94)     (1,083)         38       1,282
                                   --------    --------    --------    --------    --------
                                     15,723      15,486      (1,083)         38       1,282
                                   --------    --------    --------    --------    --------
General and administrative:
  Depreciation in value of
    Vornado shares and other
    securities held in officers'
    deferred compensation
    trust in the three months
    ended March 31, 2001 .......      2,282          --          --          --       2,282
  Acquisitions .................      5,366       5,366          --          --          --
  Other expenses ...............      1,011         374         (13)        216         434
                                   --------    --------    --------    --------    --------
  Total increase (decrease) in
   general and administrative...      8,659       5,740         (13)        216       2,716
                                   --------    --------    --------    --------    --------
Amortization of officer's
 deferred compensation expense..      6,875          --          --          --       6,875
                                   --------    --------    --------    --------    --------
Costs of acquisitions not
 consummated ...................     (5,000)         --          --          --      (5,000)
                                   --------    --------    --------    --------    --------
                                   $ 53,880    $ 47,698    $ (1,267)   $    349    $  7,100
                                   ========    ========    ========    ========    ========


    INCOME APPLICABLE TO ALEXANDER'S

    Income applicable to Alexander's (loan interest income, management, leasing and development fees, equity in income) was $5,568,000 in the three months ended March 31, 2002, compared to $12,304,000 in the prior year's quarter, a decrease of $6,736,000. This decrease resulted primarily from the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year's quarter.

    INCOME FROM PARTIALLY-OWNED ENTITIES

    In accordance with accounting principles generally accepted in the United States, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the three months ended March 31, 2002 as compared to the prior year:


(amounts in thousands)
                                                                                                 Starwood
                                                         Temperature      Newkirk       Las       Ceruzzi     Partially-  Management
                                                          Controlled       Joint     Catalinas     Joint    Owned Office  Companies/
                                Total          CESCR       Logistics      Venture       Mall      Venture     Buildings     Other
                                -----          -----       ---------      -------       ----      -------     ---------     -----
MARCH  31, 2002:
Revenues ..................   $ 121,024          N/A(1)    $  33,566     $  74,857     $ 3,392    $    --      $ 9,209      $   --
                              ---------                    ---------     ---------     -------    -------      -------      ------
Expenses:
  Operating, general and
   administrative .........     (12,533)         N/A          (1,915)       (5,180)       (909)      (550)      (3,979)         --
  Depreciation ............     (30,915)         N/A         (14,816)      (13,982)       (531)      (262)      (1,324)         --
  Interest expense ........     (43,467)         N/A         (10,932)      (29,965)     (1,043)        --       (1,527)         --
  Other, net ..............       1,115          N/A             182            --          --        462          471          --
                              ---------                    ---------     ---------     -------    -------      -------      ------
Net income/(loss) .........   $  35,224          N/A       $   6,085(2)  $  25,730     $   909    $  (350)     $ 2,850      $   --
                              =========                    =========     =========     =======    =======      =======      ======

Vornado's interest ........                      N/A              60%         21.1%        50%          80%         19%
Equity in net income ......   $   9,861          N/A       $   3,651     $   5,429     $   455    $  (280)     $   550      $   56
Interest and other income..       2,427          N/A             156         2,271          --         --           --          --
Fee income ................       1,498          N/A           1,498            --          --         --           --          --
                                                           ---------     ---------     -------    -------      -------      ------
Income from
 partially-owned entities .   $  13,786          N/A       $   5,305     $   7,700     $   455    $  (280)     $   550      $   56
                              =========    =========       =========     =========     =======    =======      =======      ======
MARCH 31, 2001:
Revenues ..................   $ 214,784    $  93,937       $  34,496     $  70,494     $ 3,091    $   386      $12,380      $   --
                              ---------    ---------       ---------     ---------     -------    -------      -------      ------
Expenses:
  Operating, general and
   administrative .........     (43,655)     (31,654)         (2,232)       (3,370)       (704)      (237)      (5,458)         --
  Depreciation ............     (43,121)     (12,124)        (14,642)      (13,715)       (516)       (32)      (2,092)         --
  Interest expense ........     (75,465)     (28,405)        (11,416)      (32,283)     (1,055)        --       (2,306)         --
  Other, net ..............       1,443          (76)            639          (519)         --      1,744          565        (910)
                              ---------    ---------       ---------     ---------     -------    -------      -------      ------
Net income/(loss) .........   $  53,986    $  21,678       $   6,845     $  20,607     $   816    $ 1,861      $ 3,089      $ (910)
                              =========    =========       =========     =========     =======    =======      =======      ======
Vornado's interest ........                       34%             60%           30%         50%        80%          41%         50%
Equity in net income ......   $  20,423    $   7,367       $   4,108     $   6,242     $   408    $ 1,489      $ 1,264      $ (455)
Interest and other income .       2,083           --             356         1,727          --         --           --          --
Fee income ................       1,484           --           1,484            --          --         --           --          --
                              ---------    ---------       ---------     ---------     -------    -------      -------      ------
Income from partially-owned
  entities ................   $  23,990    $   7,367       $   5,948     $   7,969     $   408    $ 1,489      $ 1,264      $ (455)
                              =========    =========       =========     =========     =======    =======      =======      ======

(DECREASE) INCREASE IN
  INCOME OF PARTIALLY-OWNED
   ENTITIES ...............   $ (10,204)   $  (7,367)(1)   $    (643)    $    (269)    $    47    $(1,769)(3)  $  (714)(4)  $  511
                              =========    =========       =========     =========     =======    =======      =======      ======



------------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) Excludes the write-off of goodwill of $25,817 upon the adoption of SFAS 142
    - "Goodwill and Other Intangible Assets." The Company's share of this write-off of $15,490 is reflected as a cumulative effect of change in accounting principle on the Company's Consolidated Statements of Income.
(3) The prior year's quarter includes a $1,300 for the Company's share of a gain on sale of a property.
(4) The quarter ended March 31, 2002 excludes 570 Lexington Avenue which was sold in May 2001.

    INTEREST AND OTHER INVESTMENT INCOME

    Interest and other investment income (interest income on mortgage loans receivable, other interest income, dividend income and net gains and losses on sale of marketable securities) was $9,643,000 for the three months ended March 31, 2002, compared to $13,473,000 in the prior year's quarter, a decrease of $3,830,000. This decrease resulted primarily from the Company not recognizing income on its loans to Primestone Investment Partners, L.P. and Vornado Operating Company for the three months ended March 31, 2002. In the three months ended March 31, 2001 the Company recognized income of $3,247,000 and $601,000 in connection with these loans.

    INTEREST AND DEBT EXPENSE

    Interest and debt expense was $58,018,000 for the three months ended March 31, 2002, compared to $49,395,000 in the prior year's quarter, an increase of $8,623,000. This increase was primarily comprised of (i) $25,029,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations, partially offset by (ii) a $11,450,000 savings from a 337 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

    NET GAIN (LOSS) ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

    Net gain on disposition of wholly-owned and partially-owned assets of $1,531,000 for the three months ended March 31, 2002, represents a gain from the sale of residential condominiums in Chicago, Illinois. Net loss on disposition of assets of $4,723,000 for the three months ended March 31, 2001 relates to the write-off of the Company's investment in a technology company.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle.

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

    EXTRAORDINARY ITEM

    The Company recorded an extraordinary item of $1,170,000 in the first quarter of 2001 representing the Company's share of Alexander's extraordinary gain from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    THREE MONTHS ENDED MARCH 31, 2002

    Cash flow provided by operating activities of $94,862,000 was primarily comprised of (i) income of $82,340,000, (ii) adjustments for non-cash items of $56,159,000, partially offset by (iii) the net change in operating assets and liabilities of $42,106,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $6,875,000, (iii) depreciation and amortization of $47,588,000, (iv) minority interest of $989,000, partially offset by (vi) the effect of straight-lining of rental income of $10,068,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $19,354,000.

    Net cash used in investing activities of $61,595,000 was primarily comprised of (i) recurring capital expenditures of $11,303,000, (ii) non-recurring capital expenditures of $5,370,000, (iii) development and redevelopment expenditures of $22,622,000, (iv) investment in notes and mortgages receivable of $55,236,000,
(v) investments in partially-owned entities of $5,352,000, partially offset by
(v) distributions from partially-owned entities of $44,219,000 and (vi) repayments on notes receivable of $2,500,000.

    Net cash used in financing activities of $127,651,000 was primarily comprised of (i) distributions to class A unitholders of $113,200,000, (ii) distributions to preferred unitholders of $6,131,000, (iii) preferential distributions of $28,829,000, (iv) repayments of borrowings of $45,090,000, partially offset by (v) proceeds from the issuance of common units of $56,658,000, and (vi) proceeds from the exercise of employee unit options of $8,941,000.

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


(amounts in thousands)

                                       New York                     Merchandise
Capital Expenditures:          Total  City Office  CESCR    Retail     Mart      Other
                               -----  -----------  -----    ------     ----      -----
  Expenditures to  maintain
  the assets:
   Recurring ..............   $ 2,128   $ 1,262   $   159   $    35   $   672   $    --
   Non-recurring ..........     4,387     2,032     1,925        --       430        --
                              -------   -------   -------   -------   -------   -------
                                6,515     3,294     2,084        35     1,102        --
                              -------   -------   -------   -------   -------   -------
  Tenant improvements:
   Recurring ..............     9,175     2,017     5,799       773       586        --
   Non-recurring ..........       983       983        --        --        --        --
                              -------   -------   -------   -------   -------   -------
                               10,158     3,000     5,799       773       586        --
                              -------   -------   -------   -------   -------   -------
  Total ...................   $16,673   $ 6,294   $ 7,883   $   808   $ 1,688   $    --
                              =======   =======   =======   =======   =======   =======

Leasing Commissions:
   Recurring ..............   $ 4,826   $ 2,997   $ 1,066   $   119   $   644   $    --
   Non-recurring ..........     1,415     1,382        --        33        --        --
                              -------   -------   -------   -------   -------   -------
                              $ 6,241   $ 4,379   $ 1,066   $   152   $   644   $    --
                              =======   =======   =======   =======   =======   =======
Total Capital Expenditures
 and Leasing Commissions:
   Recurring ..............   $16,129   $ 6,276   $ 7,024   $   927   $ 1,902   $    --
   Non-recurring ..........     6,785     4,397     1,925        33       430        --
                              -------   -------   -------   -------   -------   -------
                              $22,914   $10,673   $ 8,949   $   960   $ 2,332   $    --
                              =======   =======   =======   =======   =======   =======
Development and
   Redevelopment
   Expenditures:
    Palisades-Fort Lee, NJ    $ 2,603   $    --   $    --   $    --   $    --   $ 2,603(1)
    Other .................    20,019    16,612        --     1,761       609     1,037
                              -------   -------   -------   -------   -------   -------
                              $22,622   $16,612   $    --   $ 1,761   $   609   $ 3,640
                              =======   =======   =======   =======   =======   =======


-----------
(1) Does not include $15,421 of Fort Lee development costs funded by a construction loan.

    THREE MONTHS ENDED MARCH 31, 2001

    Cash flows provided by operating activities of $84,377,000 was primarily comprised of (i) income of $83,464,000 and (ii) adjustments for non-cash items of $4,302,000 partially offset by (iii) the net change in operating assets and liabilities of $5,215,000. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of an investment in marketable securities of $4,723,000, (iii) depreciation and amortization of $31,865,000 and (iv) minority interest of $359,000, partially offset by (v) the effect of straight-lining of rental income of $7,895,000 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $36,294,000.

    Net cash used in investing activities of $46,709,000 was primarily comprised of (i) recurring capital expenditures of $14,352,000 (ii) non-recurring capital expenditures of $12,809,000 (iii) development and redevelopment expenditures of $40,577,000, (iv) investment in notes and mortgages receivable of $10,069,000,
(v) investments in partially-owned entities of $13,378,000, partially offset by,
(vi) distributions from partially-owned entities of $17,163,000 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $29,095,000.

    Net cash used in financing activities of $62,674,000 was primarily comprised of (i) proceeds from borrowings of $74,160,000, partially offset by, (ii) repayments of borrowings of $56,513,000, (iii) distributions to Class A unitholders of $45,191,000, (iv) distributions to preferred unitholders of $8,972,000, and (v) preferential distributions of $27,290,000.

    Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.


                                              New York             Merchandise
(amounts in thousands)               Total   City Office   Retail     Mart       Other
                                     -----   -----------   ------     ----       -----
Capital Expenditures:
   Expenditures to maintain the
   assets:
    Recurring...................    $ 4,434    $2,922      $ 96      $  449    $   967
    Non-recurring...............     12,775     6,694        --       2,490      3,591
                                    -------    ------        --      ------    -------
                                     17,209     9,616        96       2,939      4,558
                                    -------    ------        --      ------    -------
   Tenant improvements:
    Recurring...................      9,918     8,573        244      1,101         --
    Non-recurring...............         34        34        --          --         --
                                    -------    ------       ----     ------    -------
                                      9,952     8,607        244      1,101         --
                                    -------    ------       ----     ------    -------
   Total........................    $27,161    $18,223      $340     $4,040    $ 4,558
                                    =======    =======      ====     ======    =======

Leasing Commissions:
   Recurring....................    $ 5,643    $2,769       $325     $2,414    $   135
   Non-recurring................      5,527     1,906        --       3,621         --
                                    -------    ------       ----     ------    -------
                                    $11,170    $4,675       $325     $6,035    $   135
                                    =======    ======       ====     ======    =======
Development and Redevelopment:
   Expenditures:
    Park Laurel (80% interest)..   $ 18,286   $    --       $ --     $   --    $18,286
    Market Square on Main Street      9,127        --         --      9,127         --
    Other.........................   13,164     6,165        863         --      6,136(1)
                                   --------   -------       ----     ------    -------
                                   $ 40,577   $ 6,165       $863     $9,127    $24,422
                                   ========   =======       ====     ======    =======


-----------
    (1) Does not include $37,592 of Fort Lee development costs funded by a construction loan.

SUPPLEMENTAL INFORMATION

    Below is a summary of net income and EBITDA for the three months ended March 31, 2002 and 2001, giving effect to the CESCR acquisition as if it had occurred on January 1, 2001.


                                                   Three Months Ended
                                                -------------------------
                                                                March 31,
                                                 March 31,        2001
                                                   2002        (Pro Forma)
                                                ----------     ----------
    (amounts in thousands)

    Revenues.............................       $346,324        $337,594
                                                ========        ========
    Net income...........................       $ 82,340        $ 94,151
    Preferred unit distributions.........         (6,131)         (9,673)
    Preferential allocations.............        (24,061)        (23,309)
                                                --------        --------
    Net income applicable to Class A
    units................................       $ 52,148        $ 61,169
                                                ========        ========
    Net income per Class A Unit - diluted       $    .40        $    .55
                                                ========        ========

    EBITDA...............................       $239,028        $231,517
                                                ========        ========


    Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2002 from the three months ended December 31, 2001.


                                                                                       Temperature
                                                                       Merchandise     Controlled
(amounts in thousands)         Total       Office         Retail           Mart         Logistics     Other
                               -----       ------         ------           ----         ---------     -----
Three months ended
   December 31, 2001 ......   $202,020    $ 95,111       $ 29,731        $ 30,265       $ 19,897    $ 27,016
2002 Operations:
   Same store operations(1)      3,347       2,771           (955)(3)      (1,987)(3)      1,340       2,178
   Acquisitions,
      dispositions and
      other non-recurring
      income and expenses .     33,661      44,996         (1,242)         (2,050)            --      (8,043)
                              --------    --------       --------        --------       --------    --------
Three months ended
   March 31, 2002 .........   $239,028    $142,878(2)    $ 27,534        $ 26,228       $ 21,237    $ 21,151
                              ========    ========       ========        ========       ========    ========
   % increase (decrease) in
     same store operations..       1.7%        2.9%(2)       (3.2%)(3)       (6.6%)(3)       6.7%        8.1%

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 3.1% for the New York City office portfolio, and 2.3% for the CESCR portfolio.
(3) Primarily due to the recognition of percentage rent and seasonal mall store rents in the three months ended December 31, 2001 in the case of the Retail segment and the timing of trade shows in the case of the Merchandise Mart segment.

LEASING ACTIVITY

    The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:


(square feet and cubic feet in thousands)

                                       Office                        Merchandise Mart
As of March 31, 2002:           -------------------                 ------------------ Temperature
                                New York                                               Controlled
                                  City        CESCR      Retail     Office    Showroom  Logistics
                                  ----        -----      ------     ------    --------  ---------
  Square feet ...............    14,317       13,008     11,301      2,822      5,490     17,695
  Cubic feet ................        --           --         --         --         --    445,200
  Number of properties ......        22           51         55          9          9         89
  Occupancy rate ............        97%          94%        91%        90%        95%        81%
  Leasing Activity:
    For the quarter ended
      March 31, 2002:
       Square feet ..........       121(2)       459        114         56        203         --
       Rent per square foot:
         Initial rent (1) ...   $ 49.24      $ 31.33    $ 11.91    $ 21.09    $ 19.36         --
         Prior escalated rent   $ 33.00      $ 29.33    $  8.14    $ 20.66    $ 17.90         --
         Percentage increase         49%           7%        46%         2%         8%        --

As of December 31, 2001:
  Square feet ...............    14,300        4,386     11,301      2,840      5,532     17,695
  Cubic feet ................        --           --         --         --         --    445,200
  Number of properties ......        22           51         55          9          9         89
  Occupancy rate ............        97%          95%        92%        89%        96%        81%

As of March 31, 2001:
  Square feet ...............    14,410        4,248     11,300      2,869      5,044     17,495
  Cubic feet ................        --           --         --         --         --    438,900
  Number of properties ......        22           50         55          9          9         88
  Occupancy rate ............        97%          98%        92%        91%        98%        73%

------------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) In addition to the above, the Company leased 23,000 square feet of previously vacant space (first generation space - space which has been vacant for more than nine months) at an average initial rent per square foot of $57.31.


FINANCINGS

    The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

(amounts in thousands, except per unit amounts)


                                       March 31, 2002                December 31, 2001
                              --------------------------------     ---------------------
                                          Weighted   Effect of                  Weighted
                                           Average   1% Change                   Average
                                          Interest    In Base                    Interest
                              Balance       Rate       Rates       Balance         Rate
                              -------       ----       -----       -------         ----
Wholly-owned debt:
     Variable rate........   $1,359,097      3.40%   $ 12,356(1)  $1,182,605      3.39%
     Fixed rate...........    2,611,389      7.19%         --      1,294,568      7.53%
                             ----------              --------     ----------
                             $3,970,486      5.95%     12,356      2,477,173
                             ==========              --------     ==========

Partially-owned debt:
     Variable rate........       14,775      5.08%        148     $   85,516      5.63%
     Fixed rate...........      774,938      8.59%         --      1,234,019      8.29%
                             ----------              --------     ----------
                                789,713      8.52%        148     $1,319,535
                             ==========              --------     ==========

Total decrease in the
  Company's annual net income                        $ 12,504
                                                     ========
   Per Class A unit -diluted                         $    .10
                                                     ========

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

    The following should be read in conjunction with, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

    On April 2, 2002, the Company filed a motion with the Court of Appeals either to vacate the stay pending Primestone's appeal from the affirmance of the Bankruptcy Court's dismissal of its bankruptcy case or to condition the continuance of the stay on the posting of a substantial bond by Primestone. On April 12, 2002, the Court of Appeals issued an order providing that the stay would be lifted unless Primestone posted a $15,000,000 bond on April 17, 2002. Primestone did not post the bond.

    On April 17, 2002 Primestone filed a motion to expedite oral argument or, alternatively, reinstate the stay pending appeal without a bond. In a telephone conference call held by the Court of Appeals with counsel for the Company and Primestone on April 18, counsel for the Company stated that it intended to reschedule the foreclosure auction for April 30, 2002. Following the conference call, the Court of Appeals issued an order scheduling oral argument on Primestone's appeal for May 2, 2002 and denying Primestone's request to maintain the stay pending appeal. On April 22, 2002, Primestone filed a motion seeking clarification and modification of the April 18 order to indicate that the Court of Appeals did not intend for Vornado to proceed with the foreclosure auction before the Court heard oral argument on the appeal. On April 26, 2002, the Court of Appeals denied that motion.

    On April 30, 2002, the Company acquired 7,944,893 partnership units of Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), at a foreclosure auction held in New York City. The partnership units had been pledged to the Company as collateral for loans to Primestone Investment Partners L.P. (Primestone). The price the Company paid for the units was $8.35 per unit, the April 30, 2002 closing price on The New York Stock Exchange of the PGE shares for which the partnership units are exchangeable on a one-for-one basis. Primestone and its affiliated guarantors remain liable for the deficiency under the loans. As previously reported, a subsidiary of Cadim, Inc. owns a 50% participation interest in the loans to Primestone held by the Company. Under the participation arrangement, the Cadim affiliate has the right to acquire 50% of the partnership units that the Company acquired at the foreclosure auction (or the PGE shares into which they may be exchanged).

    If the Court of Appeals decides to reverse the dismissal of Primestone's bankruptcy petition, that decision will not affect the rights to the Units acquired by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.

     (b)  Reports on Form 8-K

      During the quarter ended March 31, 2002, the Company filed the following reports on Form 8-K and Form 8-K/A:


Period Covered:
(Date of Earliest                                                         Dated
Event Reported)                 Items Reported                            Filed
-----------------               --------------                            -----
January 1, 2002     Consummation of merger with Charles E. Smith       January 16, 2002
                    Commercial Realty L.P.

January 1, 2002     Financial Statements and Pro Forma Financial       March 18, 2002
                    Information in connection with the
                    consummation of the merger with Charles E.
                    Smith Commercial Realty L.P.

February 28, 2002   Announcement of underwriting agreement with        March 1, 2002
                    Salomon Smith Barney Inc., placement agency
                    agreement with Merrill Lynch & Co., Merrill
                    Lynch, Pierce, Fenner, and Smith Incorporated,
                    and purchase agreement with Cohen & Steers
                    Quality Income Realty Fund, Inc., each relating
                    to the issuance of common shares.

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




                                           VORNADO REALTY L.P.
                                   -----------------------------------------
                                             (Registrant)




Date: May 7, 2002               By: /s/ Joseph Macnow
                                    ------------------------------------------
                                    Joseph Macnow, Executive Vice President -
                                          Finance and Administration and
                                          Chief Financial Officer

                                  EXHIBIT INDEX
EXHIBIT
  NO.
-------

 2.1 -- Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado, Vornado Merger Sub L.P., Charles E. Smith
         Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
         Exhibit 2.1 of Vornado's Current Report on Form 8-K (File No.
         001-11954), filed on January 16, 2002..............................  *

 3.1 --  Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on April 16, 1993 - Incorporated by reference to Exhibit 3(a) of Vornado's Registration Statement on Form S-4 (File No. 33-60286),
         filed on April 15, 1993............................................  *


 3.2 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on May 23, 1996 - Incorporated by reference to Exhibit 3.2 of Vornado's Annual Report on Form 10-K for the year ended December
         31, 2001 (File No. 001-11954), filed on March 11, 2002.............  *

 3.3 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on April 3, 1997 - Incorporated by reference to Exhibit 3.3 of Vornado's Annual Report on Form 10-K for the year ended December
         31, 2001 (File No. 1-11954), filed on March 11, 2002...............  *

 3.4 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on October 14, 1997 - Incorporated by reference to Exhibit 3.2 of Vornado's Registration Statement on Form S-3 (File No. 333-36080),
         filed on May 2, 2000...............................................  *

 3.5 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on April 22, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
         No. 001-11954), filed on April 28, 1998............................  *

 3.6 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on November 24, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Registration Statement on Form S-3 (File No. 333-36080),
         filed on May 2, 2000...............................................  *

 3.7 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on April 20, 2000 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-36080),
         filed on May 2, 2000...............................................  *

 3.8 -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
         on September 14, 2000 - Incorporated by reference to Exhibit 4.6 of Vornado's Registration Statement on Form S-8 (File No.
         333-68462), filed on August 27, 2001...............................  *

 3.9 --  Articles Supplementary Classifying Vornado's $3.25 Series A
         Preferred Shares of Beneficial Interest, liquidation preference
         $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3, 1997 (File
         No. 001-11954), filed on April 8, 1997.............................  *


----------
* Incorporated by reference

EXHIBIT
  NO.
-------

 3.10 -- Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997 - Incorporated by reference to Exhibit 3.10 to Vornado's Annual Report on Form 10-K for the year ended December
         31, 2001 (File No. 001-11954), filed on March 31, 2002.............  *

 3.11 -- Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no
         par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November
         30, 1998...........................................................  *

 3.12 -- Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference
         $25.00 per share, no par value - Incorporated by reference to
         Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated
         November 12, 1998 (File No. 001-11954), filed on February 9, 1999
         ...................................................................  *

 3.13 -- Articles Supplementary Classifying 8.5% Series B Cumulative
         Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
         1999...............................................................  *

 3.14 -- Articles Supplementary Classifying Vornado's Series C 8.5%
         Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value -
         Incorporated by reference to Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on May 19,
         1999...............................................................  *

 3.15 -- Articles Supplementary Classifying Vornado Realty Trust's Series
         D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of
         May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 27,
         1999 (File No. 001-11954), filed on July 7, by 1999................  *

 3.16 -- Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
         Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
         September 3, 1999 (File No. 001-11954), filed on October 25, 1999
         ...................................................................  *

 3.17 -- Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to
         Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
         September 3, 1999 (File No. 001-11954), filed on October 25, 1999
         ...................................................................  *

 3.18 -- Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
         November 24, 1999 (File No. 001-11954), filed on December 23,
         1999...............................................................  *

 3.19 -- Articles Supplementary Classifying Vornado`s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File
         No. 001-11954), filed May 19, 2000.................................  *


----------
* Incorporated by reference

 3.20 -- Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit
         3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000
         (File No. 001-11954), filed on June 16, 2000.......................  *

 3.21 -- Articles Supplementary Classifying Vornado's Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
         December 8, 2000 (File No. 001-11954), filed on December 28,
         2000...............................................................  *

 3.22 -- Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the
         State Department of Assessments and Taxation of Maryland on
         September 25, 2001 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001................................................  *

 3.23 -- Amended and Restated Bylaws of Vornado, as amended on March 2,
         2000 - Incorporated by reference to Exhibit 3.12 of Vornado's
         Annual Report on Form 10-K for the year ended December 31, 1999
         (File No. 001-11954), filed on March 9, 2000.......................  *

 3.24 -- Second Amended and Restated Agreement of Limited Partnership of
         the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement") - Incorporated by reference to Exhibit
         3.4 of Vornado's Annual Report on Form 10-K for the year ended
         December 31, 1997 filed on March 31, 1998..........................  *

 3.25 -- Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference to Exhibit 3.5 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
         001-11954) filed on March 31, 1998.................................  *

 3.26 -- Second Amendment to the Partnership Agreement, dated as of April
         1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on
         April 14, 1998.....................................................  *

 3.27 -- Third Amendment to the Partnership Agreement, dated as of November
         12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's Incorporated Current Report on Form 8-K, dated November 12, 1998
         (File No. by 001-11954), filed on November 30, 1998................  *

 3.28 -- Fourth Amendment to the Partnership Agreement, dated as of
         November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File
         No. 001-11954), filed on February 9, 1999..........................  *

 3.29 -- Exhibit A to the Partnership Agreement, dated as of December 22,
         1998 - Incorporated by reference to Exhibit 3.4 of Vornado's
         Current Report on Form 8-K/A, dated November 12, 1998 (File No.
         001-11954), filed on February 9, 1999..............................  *

 3.30 -- Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
         Current Report on Form 8-K, dated March 3, 1999 (File No.
         001-11954), filed on March 17, 1999................................  *

 3.31 -- Exhibit A to the Partnership Agreement, dated as of March 11, 1999
         - Incorporated by reference to Exhibit 3.2 of Vornado's Current
         Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999............................................  *

 3.32 -- Sixth Amendment to the Partnership Agreement, dated as of March
         17, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
         001-11954), filed on July 7, 1999..................................  *


----------
* Incorporated by reference

 3.33 -- Seventh Amendment to the Partnership Agreement, dated as of May
         20, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No.
         001-11954), filed on July 7, 1999..................................  *

 3.34 -- Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
         Current Report on Form 8-K, dated May 27, 1999 (File No.
         001-11954), filed on July 7, 1999..................................  *

 3.35 -- Ninth Amendment to the Partnership Agreement, dated as of
         September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999................................................  *

 3.36 -- Tenth Amendment to the Partnership Agreement, dated as of
         September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999
         (File No. 001-11954), filed on October 25, 1999....................  *

 3.37 -- Eleventh Amendment to the Partnership Agreement, dated as of
         November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999
         (File No. 001-11954), filed on December 23, 1999...................  *

 3.38 -- Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Incorporated Current Report on Form 8-K, dated May 1, 2000 (File
         No. by 001-11954), filed on May 19, 2000...........................  *

 3.39 -- Thirteenth Amendment to the Partnership Agreement, dated as of May
         25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No.
         001-11954), filed on June 16, 2000.................................  *

 3.40 -- Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File
         No. 001-11954), filed on December 28, 2000.........................  *

 3.41 -- Fifteenth Amendment to the Partnership Agreement, dated as of
         December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File
         No. 333-68462), filed on August 27, 2001...........................  *

 3.42 -- Sixteenth Amendment to the Partnership Agreement, dated as of July
         25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado
         Realty Trust's Current Report on Form 8-K (File No. 001-11954),
         filed on October 12, 2001..........................................  *

 3.43 -- Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K (File No.
         001-11954), filed on October 12, 2001..............................  *

 3.44 -- Eighteenth Amendment to the Partnership Agreement, dated as of
         January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
         March 18, 2002.....................................................  *



----------
* Incorporated by reference

10.1**-- Registration Rights Agreement, dated January 1, 2002, between
         Vornado and the Unit holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Current Report on Form 8-K dated January 1, 2002 (File No. 1-11954), filed on March 18,
         2002...............................................................  *

10.2**-- Registration Rights Agreement, dated January 1, 2002, between
         Vornado and the Unit holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Current Report on Form 8-K dated January 1, 2002 (File No. 1-11954), filed on March 18,
         2002...............................................................  *

10.6**-- Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith
         Commercial Realty L.P. and Charles E. Smith Commercial Realty
         L.L.C. - Incorporated by reference to Exhibit 10.3 of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18,
         2002...............................................................  *

10.7**-- Employment agreement between Vornado Realty Trust and Michael D.
         Fascitelli, dated March 8, 2002. - Incorporated by reference to
         Exhibit 10.7 of Vornado Realty Trust's Report on Form 10-Q dated
         March 31, 2002 (File No. 1-11954), filed on May 1, 2002............  *



--------
*  Incorporated by reference
** Management contract or compensatory plan