Form 10-Q
period 2002-06-30
VORNADO REALTY LP
filed 2002-08-14
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 49

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: JUNE 30, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 000-22635

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3925979
-----------------------------------------     ----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

888 SEVENTH AVENUE, NEW YORK, NEW YORK                     10019
-----------------------------------------     ----------------------------------
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

                                 /X/ Yes / / No

                                      INDEX

                                                                                                   Page Number
                                                                                                   -----------
PART I.              FINANCIAL INFORMATION:

            Item 1.    Financial Statements:

                       Consolidated Balance Sheets as of
                       June 30, 2002 and December 31, 2001.......................................        3

                       Consolidated Statements of Income for the Three Months and Six Months
                       Ended June 30, 2002 and June 30, 2001.....................................        4

                       Consolidated Statements of Cash Flows for the Six Months Ended
                       June 30, 2002 and June 30, 2001...........................................        5

                       Notes to Consolidated Financial Statements................................        6

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................       24

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       46


PART II.               OTHER INFORMATION:

            Item 1.    Legal Proceedings.........................................................       47

            Item 6.    Exhibits and Reports on Form 8-K..........................................       47

Signatures             ..........................................................................       48

Exhibit Index          ..........................................................................       49

     PART I.  FINANCIAL INFORMATION
       ITEM 1.    FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except unit and per unit amounts)                                         JUNE 30,     DECEMBER 31,
                                                                                                   2002           2001
                                                                                               -----------    ------------
                                        ASSETS
Real estate, at cost:
   Land.................................................................................       $ 1,491,706    $    895,831
   Buildings and improvements...........................................................         5,613,451       3,480,249
   Development costs and construction in progress.......................................           125,608         258,357
   Leasehold improvements and equipment.................................................            65,699          55,774
                                                                                               -----------    ------------
        Total...........................................................................         7,296,464       4,690,211
   Less accumulated depreciation and amortization.......................................          (639,704)       (506,225)
                                                                                               -----------    ------------
        Real estate, net................................................................         6,656,760       4,183,986
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $90,520 and $15,235.........................................           684,183         265,584
Escrow deposits and restricted cash.....................................................           355,198         204,463
Marketable securities...................................................................            77,201         126,774
Investments in and advances to partially-owned entities, including
   Alexander's of $185,953 and $188,522.................................................           948,825       1,270,195
Due from officers.......................................................................            18,266          18,197
Accounts receivable, net of allowance for doubtful accounts
   of $9,303 and $8,831.................................................................            70,698          47,406
Notes and mortgage loans receivable.....................................................            94,887         258,555
Receivable arising from the straight-lining of rents....................................           157,093         138,154
Other assets............................................................................           309,626         264,029
                                                                                               -----------    ------------
                                                                                               $ 9,372,737    $  6,777,343
                                                                                               ===========    ============
                              LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable.............................................................       $ 3,935,646    $  2,477,173
Senior unsecured notes due 2007.........................................................           499,283              --
Accounts payable and accrued expenses...................................................           199,960         179,597
Officers' compensation payable..........................................................            14,120           6,708
Deferred leasing fee income.............................................................            11,579          11,940
Other liabilities.......................................................................             1,707          51,895
                                                                                               -----------    ------------
   Total liabilities....................................................................         4,662,295       2,727,313
                                                                                               -----------    ------------
Minority interest.......................................................................            24,655          25,795
                                                                                               -----------    ------------
Commitments and contingencies
Partners' capital:
   Equity...............................................................................         4,809,973       4,089,313
   Distributions in excess of net income................................................          (128,768)        (95,647)
                                                                                               -----------    ------------
                                                                                                 4,681,205       3,993,666
   Deferred compensation units earned but not yet delivered.............................            38,253          38,253
   Deferred compensation units issued but not yet earned................................           (16,286)             --
   Accumulated other comprehensive loss.................................................           (12,681)         (2,980)
   Due from officers for purchase of common units of beneficial interest................            (4,704)         (4,704)
                                                                                               -----------    ------------
        Total partners' capital.........................................................         4,685,787       4,024,235
                                                                                               -----------    ------------
                                                                                               $ 9,372,737    $  6,777,343
                                                                                               ===========    ============

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per unit amounts)

                                                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                                     ----------------------    ----------------------
                                                                        2002         2001         2002         2001
                                                                     ---------    ---------    ---------    ---------
Revenues:
  Rentals ........................................................   $ 309,869    $ 212,252    $ 611,629    $ 416,970
  Expense reimbursements .........................................      36,315       31,543       74,119       66,635
  Other income (including fee income
     from related parties of  $381 and $514 in each
     three month period and $584 and $884 in each
     six month period) ...........................................       7,063        2,280       13,823        5,080
                                                                     ---------    ---------    ---------    ---------
Total revenues....................................................     353,247      246,075      699,571      488,685
                                                                     ---------    ---------    ---------    ---------

Expenses:
  Operating ......................................................     126,267       96,831      253,713      197,214
  Depreciation and amortization ..................................      49,563       30,086       97,151       61,951
  General and administrative .....................................      23,759       22,415       47,226       36,663
  Amortization of Officer's deferred compensation expense ........       6,875           --       13,750           --
  Costs of acquisitions not consummated ..........................          --           --           --        5,000
                                                                     ---------    ---------    ---------    ---------
Total expenses....................................................     206,464      149,332      411,840      300,828
                                                                     ---------    ---------    ---------    ---------

Operating income .................................................     146,783       96,743      287,731      187,857
Income applicable to Alexander's .................................       4,487        4,676       10,055       16,980
Income from partially-owned entities .............................       9,826       19,228       23,612       43,218
Interest and other investment income .............................       9,934       15,874       19,577       29,347
Interest and debt expense ........................................     (60,119)     (43,994)    (118,137)     (93,389)
Net gain (loss) on disposition of wholly-owned and partially-owned
  assets .........................................................      (4,981)       1,934       (3,450)      (2,789)
Minority interest.................................................        (554)        (409)      (1,543)        (768)
                                                                     ---------    ---------    ---------    ---------
Income before cumulative effect of change in accounting
  principle and extraordinary item ...............................     105,376       94,052      217,845      180,456
Cumulative effect of change in accounting principle ..............          --           --      (30,129)      (4,110)
Extraordinary item ...............................................          --           --           --        1,170
                                                                     ---------     ---------    ---------    ---------
Net income .......................................................     105,376       94,052      187,716      177,516
Preferential allocations..........................................     (24,142)     (23,576)     (48,203)     (46,885)
Preferred unit distributions (including accretion of issuance
  expenses of $240 and $958 in 2001) .............................      (5,896)      (9,192)     (12,027)     (18,865)
                                                                     ---------    ---------    ---------    ---------
NET INCOME applicable to Class A Units ...........................   $  75,338    $  61,284    $ 127,486    $ 111,766
                                                                     =========    =========    =========    =========

NET INCOME PER CLASS A UNIT - BASIC ..............................   $     .59    $     .65    $    1.01    $    1.19
                                                                     =========    =========    =========    =========

NET INCOME PER CLASS A UNIT- DILUTED .............................   $     .57    $     .64    $     .97    $    1.16
                                                                     =========    =========    =========    =========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------------
                                                                                          2002                     2001
                                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................          $   187,716             $   177,516
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of change in accounting principle.................               30,129                   4,110
         Extraordinary item..................................................                   --                  (1,170)
         Minority interest...................................................                1,543                     768
         Net gain on disposition of wholly-owned and
          partially-owned assets.............................................                3,450                   2,789
         Depreciation and amortization.......................................               97,151                  61,951
         Amortization of Officer's deferred compensation expense.............               13,750                      --
         Straight-lining of rental income....................................              (18,939)                (14,542)
         Equity in income of Alexander's.....................................              (10,055)                (16,980)
         Equity in income of partially-owned entities........................              (23,612)                (43,218)
         Changes in operating assets and liabilities.........................              (33,835)                 21,642
                                                                                       -----------             -----------
    Net cash provided by operating activities................................              247,298                 192,866
                                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress...........................              (34,841)                (74,856)
    Investments in partially-owned entities..................................              (21,984)                (25,221)
    Distributions from partially-owned entities..............................               67,454                  93,032
    Investment in notes and mortgage loans receivable........................                 (741)                (30,767)
    Repayment of notes and mortgage loans receivable.........................               60,000                   6,057
    Cash restricted, primarily mortgage escrows..............................             (113,831)                 27,851
    Additions to real estate.................................................              (60,323)                (49,326)
    Purchases of marketable securities ......................................                   --                  (9,350)
    Proceeds from sale of marketable securities .............................               53,445                   1,121
    Real estate deposits and other...........................................              (24,970)                  1,493
                                                                                       -----------             -----------
    Net cash used in investing activities....................................              (75,791)                (59,966)
                                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings.................................................              622,765                 118,853
    Repayments of borrowings.................................................             (200,612)               (111,748)
    Debt issuance costs......................................................               (2,800)                     --
    Proceeds from issuance of Class A Units..................................               56,658                      --
    Distributions to Class A unitholders.....................................             (169,838)                (90,992)
    Distributions to preferred unitholders...................................              (82,809)                (71,636)
    Exercise of unit options.................................................               23,728                   5,554
                                                                                       -----------             -----------
    Net cash provided by (used in) financing activities......................              247,092                (149,969)
                                                                                       -----------             -----------

    Net increase (decrease) in cash and cash equivalents.....................              418,599                 (17,069)
    Cash and cash equivalents at beginning of period.........................              265,584                 136,989
                                                                                       -----------             -----------

    Cash and cash equivalents at end of period...............................          $   684,183             $   119,920
                                                                                       ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $4,721 in
        2002 and $7,556 in 2001).............................................          $   113,172             $    95,737
                                                                                       ===========             ===========

NON-CASH TRANSACTIONS:
    Class A units issued in acquisitions.....................................          $   607,155             $        --
    Financing assumed in acquisitions........................................              991,980                      --
    Unrealized gain on securities available for sale.........................                   --                   2,760

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Vornado Realty L.P. (the "Operating Partnership") is a Delaware limited partnership. Vornado Reatly Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at June 30, 2002. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.

2.   BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 2002, the consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company, as well as entities in which the Company has a 50% or greater interest, provided that the Company exercises control (where the Company does not exercise control, such entities are accounted for under the equity method). All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20% but less than 50%. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company's investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company's acquisition of the Hotel Pennsylvania. The write-off has been reflected as a cumulative effect of a change in accounting principle. Earnings allocable to the minority limited partners has been reduced by their pro-rata share of the write-off of goodwill. Previously reported Net Income Applicable to Class A Units for the three and six months ended June 30, 2001 would have been approximately $300,000 and $600,000 higher if such goodwill was not amortized in the prior year's quarter and six months.

     In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (effective January 1, 2003) and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The adoption of these statements did not have a material effect on the Company's financial statements; however under SFAS No. 144, if the Company were to dispose of a material operating property, such property's results of operations will have to be separately disclosed as discontinued operations in the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTION. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, SFAS No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS, and SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement will not have a material effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS

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

     This acquisition was recorded under the purchase method of accounting. The related purchase costs were allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies certain of which are not yet complete. Accordingly, the initial valuations are subject to change as such information is finalized. The Company believes that any such change will not be significant because the allocations were principally to real estate.

     The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the three and six months ended June 30, 2001 as if the following transactions had occurred on January 1, 2001, (i) the acquisition of CESCR described above and (ii) Vornado's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

     Condensed Consolidated Statements of Income                For the Three Months Ended       For the Six Months Ended
       (in thousands, except per unit amounts)                           June 30,                        June 30,
                                                                --------------------------      --------------------------
                                                                                 Pro Forma                       Pro Forma
                                                                    2002           2001            2002            2001
                                                                -----------     ----------      ----------      ----------
     Revenues...........................................        $   353,247     $  341,686      $  699,571      $  679,542
                                                                ===========     ==========      ==========      ==========
     Income before cumulative effect of change in accounting
       principle and extraordinary item.................        $   105,376     $  105,947      $  217,845      $  206,035
     Cumulative effect of change in accounting
       principle........................................                 --             --         (30,129)         (4,110)
     Extraordinary item.................................                 --             --              --           1,170
                                                                -----------     ----------      ----------      ----------
     Net income.........................................            105,376        105,947         187,716         203,095
     Preferred unit distributions.......................             (5,896)        (9,192)        (12,027)        (18,865)
     Preferential allocations...........................            (24,142)       (33,900)        (48,203)        (67,500)
                                                                -----------     ----------      ----------      ----------
     Net income applicable to Class A Units.............        $    75,338     $   62,855      $  127,486      $  116,730
                                                                ===========     ==========      ==========      ==========
     Net income per Class A Unit - basic................        $       .59     $      .61      $     1.01      $     1.13
                                                                ===========     ==========      ==========      ==========
     Net income per Class A Unit - diluted..............        $       .57     $      .59      $      .97      $     1.10
                                                                ===========     ==========      ==========      ==========

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

     INVESTMENT IN PRIMESTONE

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% upfront fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.

     On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 PGE closing price on The New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. At June 30, 2002, the Company's carrying amount of the investment was $40,270,000, of which $33,170,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($8.35 per unit) and $7,100,000 represents the amount realizable under the guarantees (see Note 5. Investments in and Advances to Partially-Owned Entities).

     At July 30, 2002, PGE's closing stock price on the New York Stock Exchange was $5.43 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. The Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the PGE stock (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the realizable value of the guarantees.

     CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of the Company in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $14,800,000). The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. In March 2002, the Company had purchased the mortgage on this property for $55,000,000. On June 28, 2002, the limited partnership completed a $58,500,000 mortgage refinancing which bears interest at 6.75% and matures in July 2012 and repaid the Company's $55,000,000 mortgage.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

     DISPOSITIONS

      The following table sets forth the details of net (loss) gain on disposition of wholly-owned and partially-owned assets for the three and six months ended June 30, 2002 and 2001:

                                                                   For the Three Months Ended       For the Six Months Ended
                 (amounts in thousands)                                     June 30,                        June 30,
                                                                   ---------------------------     --------------------------
                                                                       2002            2001           2002            2001
                                                                   -----------      ----------     ----------      ----------
     Wholly-owned Assets:
       Loss on Primestone foreclosure...........................   $   (17,671)     $       --     $  (17,671)     $       --
       Gain on sale of Kinzie Park condominiums units...........           344              --          1,875              --
       Net gain on sale of marketable securities................        12,346              --         12,346              --
       Net gain from condemnation proceedings...................            --           3,050             --           3,050
       Write-off of investments in technology companies.........            --         (13,561)            --         (18,284)
     Partially-owned Assets:
       Net gain on sale of 50% interest in 570 Lexington Avenue             --          12,445             --          12,445
                                                                   -----------      ----------     ----------      ----------
                                                                   $    (4,981)     $    1,934     $   (3,450)     $   (2,789)
                                                                   ===========      ==========     ==========      ==========

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES

     The Company's investments in and advances to partially-owned entities and income recognized from such investments are as follows:

     INVESTMENTS AND ADVANCES:

                  (amounts in thousands)                                 June 30, 2002         December 31, 2001
                                                                         -------------         -----------------
      Temperature Controlled Logistics..........................         $     458,004         $         474,862
      Charles E. Smith Commercial Realty L.P. ("CESCR")(1)......                    --                   347,263
      Alexander's...............................................               185,953                   188,522
      Newkirk Joint Ventures(2).................................               162,247                   191,534
      Prime Group Realty, L.P. and other guarantees(3)..........                40,270                        --
      Partially-Owned Office Buildings(4).......................                22,619                    23,346
      Starwood Ceruzzi Joint Ventures...........................                26,055                    25,791
      Park Laurel...............................................                 4,357                    (4,745)
      Other.....................................................                49,320                    23,622
                                                                         -------------         -----------------
                                                                         $     948,825         $       1,270,195
                                                                         =============         =================

      ----------
         (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
         (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:

                                                             June 30, 2002     December 31, 2001
                                                             -------------     -----------------
                Investments in limited partnerships......    $     113,982      $     143,269
                Mortgages and loans receivable...........           39,511             39,511
                Other ...................................            8,754              8,754
                                                             -------------      -------------
                Total ...................................    $     162,247      $     191,534
                                                             =============      =============

              On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at June 30, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.

         (3) The Company's carrying amount of the investment consists of 3,972,447 partnership units valued at $33,170 ($8.35 per unit) and guarantees valued at $7,100. The Company's 14.9% share of equity in the income or loss of Prime Group Realty L.P. for the period from April 30, 2002 (date of acquisition) to June 30, 2002 will be recognized in earnings in the quarter ending September 30, 2002, as the investee has not released its earnings prior to the filing of the Company's quarterly report on Form 10-Q. Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

         (4) As at June 30, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in 2002.

                               VORNADO REALTY L.P.

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

     Below is a summary of the debt of partially owned entities, none of which is guaranteed by the Company.

(amounts in thousands)                                                                                100% OF
                                                                                              PARTIALLY-OWNED ENTITIES
                                                                                                        DEBT
                                                                                           -----------------------------
                                                                                             JUNE 30,       DECEMBER 31,
                                                                                              2002              2001
                                                                                           -----------      ------------
Alexander's (33.1% interest) (see "Alexander's" on page 13 for further details):
    Term loan secured by all of Alexander's assets except for the Kings Plaza
    Regional Shopping Center:
         Portion financed by the Company due on April 15, 2003 with interest
            at 12.48%.................................................................     $    95,000      $     95,000
         Portion financed by a bank, due March 15, 2003, with interest at LIBOR +
            1.85% (3.69% at June 30, 2002) (repaid on July 3, 2002)...................          10,000            10,000
    Unsecured Line of Credit financed by the Company, due on April 15, 2003 with
       interest at 12.48%.............................................................          24,000            24,000
    Rego Park mortgage payable, due in June 2009, with interest at 7.25%..............          82,000            82,000
    Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
       with interest at 7.46% (prepayable with yield maintenance).....................         220,571           221,831
    Paramus mortgage payable, due in October 2011, with interest at 5.92%
       (prepayable without penalty)...................................................          68,000            68,000
    Other notes and mortgages payable (repaid on July 3, 2002)........................          15,000            15,000

Temperature Controlled Logistics (60% interest):
    Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year term with
       interest at 6.89% (prepayable with yield maintenance)..........................         589,893           563,782
    Other notes and mortgages payable.................................................          15,324            38,748

Newkirk Joint Ventures (21.1% interest):
    Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
       interest rate of 11.32% at June 30, 2002 (various prepayment rights)...........       1,516,757         1,336,989

Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
    29 mortgages payable..............................................................              --         1,470,057
    Unsecured line of credit..........................................................              --            33,000
Partially Owned Office Buildings:
    330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
       with interest at 6.52% (prepayable with yield maintenance).....................          60,000            60,000
    825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
       interest at 8.07% (prepayable with yield maintenance)..........................          23,416            23,552

Las Catalinas Mall (50% interest):
    Mortgage notes payable, due in November 2013 with interest at 6.97%
       (prepayable after December 2002 with yield maintenance)........................          68,075            68,591

Russian Tea Room (50% interest) mortgages payable, due in March 2012, with interest at
       Prime plus 50 basis points (5.25% at June 30, 2002) (1)........................          13,000            13,000

     The Company's share of the debt of partially owned entities was $862,529,000 and $1,319,535,000 as of June 30, 2002 and December 31, 2001,
excluding the Company's share of Prime Group Realty L.P.'s outstanding debt as the investee has not filed its quarterly report on Form 10-Q for the period ended June 30, 2002, subsequent to the Company's acquisition of the partnership units. Based on Prime Group Realty L.P.'s outstanding debt of $914,253,000 at March 31, 2002, the Company's pro-rata share would be $136,224,000 (14.9% interest).

----------
(1) On July 28, 2002 the Russian Tea Room ceased operations which represented an event of default under the loans.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

     INCOME:

                                                              For The Three Months            For The Six Months
              (amounts in thousands)                            Ended June 30,                   Ended June 30,
                                                          ---------------------------     -------------------------
                                                              2002            2001           2002           2001
                                                          -----------      ----------     ----------     ----------
     Income applicable to Alexander's:
       33.1% share of equity in net (loss) income....     $      (375)(1)  $      535     $      794(1)  $    7,691(1)
       Interest income...............................           2,756           2,935          5,287          6,362
       Management and leasing fee income.............           2,106           1,206          3,974          2,927
                                                          -----------      ----------     ----------     ----------
                                                          $     4,487      $    4,676     $   10,055     $   16,980
                                                          ===========      ==========     ==========     ==========
     Temperature Controlled Logistics:
       60% share of equity in net (loss) income (2)..     $      (424)     $    2,222     $    3,383     $    6,686
       Management fee (40% of 1% per annum of
          Total Combined Assets, as defined).........           1,511           1,499          3,009          2,983
                                                          -----------      ----------     ----------     ----------
                                                                1,087           3,721          6,392          9,669
                                                          -----------      ----------     ----------     ----------

     CESCR-34% share of equity in net income (3).....              --           6,828             --         14,195
                                                          -----------      ----------     ----------     ----------

     Newkirk Joint Ventures:
         Equity in net income of limited partnerships           5,974           6,484         11,403         12,726
         Interest and other income...................           2,326           1,477          4,597          3,202
                                                          -----------      ----------     ----------     ----------
                                                                8,300           7,961         16,000         15,928
                                                          -----------      ----------     ----------     ----------
     Partially-Owned Office Buildings (4)............             726           1,509          1,276          2,773
     Other...........................................            (287)           (791)           (56)           653(5)
                                                          -----------      ----------     ----------     ----------
                                                          $     9,826      $   19,228     $   23,612     $   43,218
                                                          ===========      ==========     ==========     ==========

     ----------
     (1) Equity in income for the three and six months ended June 30, 2002 includes a charge of $1,402 representing the Company's share of Alexander's stock appreciation rights compensation expense of $4,236 based on Alexander's closing stock price of $76.80 on June 30, 2002. Equity in income for the six months ended June 30, 2001 includes $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property and excludes $1,170 representing the Company's share of Alexander's extraordinary gain on the early extinguishment of debt on this property which is reflected as an extraordinary item on the consolidated statements of income.
     (2) Equity in net income for the three and six months ended June 30, 2002, reflects (i) a decrease in rental income of $793 and $1,351, respectively, and (ii) a $1,376 loss on the disposition of an asset.
     (3) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
     (4) 2002 includes a 20% interest in a property which was part of the acquisition of CESCR, and does not include 570 Lexington Avenue which was sold in May 2001.
     (5) Includes $1,300 for the Company's share of the Starwood Ceruzzi Joint Venture's gain on the sale of a property.

                               VORNADO REALTY L.P.

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES - CONTINUED

     TEMPERATURE CONTROLLED LOGISTICS

     Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $3,744,000 and $5,552,000 of rent it was due for the three and six months ended June 30, 2002 and $2,340,000 of rent it was due for the three and six months ended June 30, 2001. At June 30, 2002, the Company's balance of the tenant's total deferred rent is $10,553,000.

     ALEXANDER'S

     The Company owns 1,655,000 common shares or 33.1% of the common stock of Alexander's at June 30, 2002.

     Alexander's is managed by and its properties are leased by the Company pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Alexander's Lexington Avenue construction loan on July 3, 2002, these agreements were bifurcated to cover the Alexander's Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the development of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006, or the payment in full of the construction loan encumbering the property.

     Pursuant to both the pre and post July 3, 2002 management, leasing and development agreements, the Company is entitled to a development fee based on 6% of construction costs as defined. The development fee for the Alexander's Lexington Avenue project is estimated to be approximately $26,300,000, of which $1,957,000 and $2,988,000 have been recorded during the three and six months ended June 30, 2002. Of these amounts, $1,425,000 and $2,115,000 have been recognized as income and the balance has been reflected as a reduction in the Investment account. The Company is also owed $1,073,000 under the leasing agreement which is payable in 2002.

     At June 30, 2002, the Company has loans receivable from Alexander's of $119,000,000, including $24,000,000 under the $50,000,000 line of credit the
Company granted to Alexander's. On March 15, 2002, the loan and the line of credit were extended to April 15, 2003. The interest rates on the loan and line of credit were reset on March 15, 2002, from 13.74% to 12.48%, using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. On July 3, 2002, in conjunction with the closing of Alexander's Lexington Avenue construction loan, the maturity of the Company's loans was extended to the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid in full and the debt was bifurcated among various subsidiaries of Alexander's (all guaranteed by Alexander's). In addition, amounts which may be due under the Completion Guarantee described in the next paragraph would be due at the same time.

     On July 3, 2002, Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (HYPO Vereinsbank) to finance the construction of its 1.3 million square foot multi-use building at its 59th Street and Lexington Avenue location. The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The loan has an interest rate of LIBOR plus 2.5% and a term of forty-two months plus two one-year extensions. Alexander's has received an initial funding of $55,500,000 under the loan of which $25,000,000 was used to repay existing loans and notes payable. Pursuant to this loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   DEBT AND EQUITY FINANCING

     Following is a summary of the Company's debt, by segment, at June 30, 2002:

(amounts in thousands)

                                                                     INTEREST                 BALANCE AS OF
                                                                    RATE  AS AT        ----------------------------
                                                                     JUNE  30,           JUNE 30,      DECEMBER 31,
                                                        MATURITY       2002                2002            2001
                                                      -----------   ----------         -----------    -------------
 Notes and Mortgages Payable:
  Fixed Interest:
  NYC Office:
      Two Penn Plaza..............................        03/04           7.08%        $   156,210    $     157,697
      888 Seventh Avenue..........................        02/06           6.63%            105,000          105,000
      Eleven Penn Plaza...........................        05/07           8.39%             50,890           51,376
      866 UN Plaza................................        04/04           7.79%             33,000           33,000
  CESCR Office (1):
      Crystal Park 1-5............................    07/06-08/13   7.00%-7.21%            266,691                 (1)
      Crystal Gateway 2, 3, 4/Crystal Square 5....    08/13-01/25   7.11%-7.43%            158,181                 (1)
      Crystal Square 2, 3 and 4...................    10/10-11/14   7.14%-7.42%            146,266                 (1)
      Skyline Place 1, 3, 4, 5 and 6..............    08/06-12/09         7.00%            141,636                 (1)
      1101 17th , 1140 Connecticut, 1730 M &
        1150 17th.................................        08/10           7.00%             97,981                 (1)
      Courthouse Plaza 1 and 2....................        01/08           7.06%             80,760                 (1)
      Crystal Gateway N., Arlington Plaza and
        1919 S. Eads..............................        11/07           7.00%             73,299                 (1)
      Reston Executive I, II & III................        01/06           7.00%             74,068                 (1)
      Crystal Plaza 1-6...........................        10/04           7.00%             71,293                 (1)
      One Skyline Tower...........................        06/08           7.12%             66,207                 (1)
      Crystal Malls 1-4...........................        12/11           7.08%             68,281                 (1)
      1750 Pennsylvania Avenue....................        06/32           7.26%             50,000                 (1)
      One Democracy Plaza.........................        02/05           7.00%             28,028                 (1)
  Retail:
      Cross collateralized mortgages payable on
        42 shopping centers.......................        03/10           7.93%            489,776          492,156
      Green Acres Mall............................        02/08           6.75%            151,810          152,894
      Montehiedra Town Center.....................        05/17           8.23%             59,999           60,359
  Merchandise Mart:
      Market Square Complex.......................        07/11           7.95%             48,966           49,702
      Washington Design Center....................        10/11           6.95%             48,730           48,959
      Washington Office Center....................        02/04           6.80%             45,774           46,572
      Other.......................................    03/09-06/13   7.03%-7.71%             44,864           18,951
  Other:
      Industrial Warehouses.......................        10/11           6.95%             49,648           50,000
      Student Housing Complex.....................        11/07           7.45%             19,131           19,243
      Other.......................................                        7.95%              6,942            8,659
                                                                                       -----------    -------------
        Total Fixed Interest Notes and Mortgages
                Payable...........................                        7.29%          2,633,431        1,294,568
                                                                                       -----------    -------------

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   DEBT AND EQUITY FINANCING - CONTINUED

                                                                                      INTEREST               BALANCE AS OF
                                                                                     RATE AS AT     ---------------------------
       (amounts in thousands)                                                          JUNE 30,        JUNE 30,      DECEMBER 31,
                                                        MATURITY     SPREAD             2002            2002            2001
                                                        --------     ------          ----------     -----------     -----------
Notes and Mortgages Payable:
   Variable Interest:
  NYC Office:
      One Penn Plaza(2).......................            06/03       L+125             3.23%       $   275,000     $   275,000
      770 Broadway/595 Madison Avenue
        cross-collateralized mortgage(3)......            04/03       L+40              2.24%           238,659         123,500
      909 Third Avenue........................            07/03       L+165             3.49%           106,420         105,253
      Two Park Avenue(5)......................            03/03       L+145             3.35%            90,000          90,000
  CESCR Office:
      Tyson Dulles Plaza......................            06/03       L+130             3.14%            70,000              (1)
      Commerce Executive III, IV & V..........            07/03       L+150             3.34%            53,670              (1)
      Seven Skyline(5)........................            10/02       L+135             3.20%            52,185              (1)
  Merchandise Mart:
      Merchandise Mart(5).....................            10/02       L+150             3.34%           250,000         250,000
      Furniture Plaza.........................            02/03       L+200             3.91%            48,290          43,524
      33 North Dearborn Street................            09/03       L+175             3.65%            19,000          19,000
      350 North Orleans(5)....................            06/02       L+165               --                 --          70,000
      Other...................................            01/03       P-50              4.25%               139             294
  Other:
      Palisades construction loan.............            01/03       L+185             3.90%            98,852          90,526
      Hotel Pennsylvania(4)...................            10/02       L+160               --                 --         115,508
                                                                                                    -----------     -----------
        Total Variable Interest Notes and
             Mortgages Payable................                                          3.18%         1,302,215       1,182,605
                                                                                                    ===========     ===========
  Total Notes and Mortgages Payable...........                                                      $ 3,935,646     $ 2,477,173
                                                                                                    ===========     ===========

  Unsecured revolving credit facility.........            03/03       L+90                --        $        --     $        --
                                                                                                    ===========     ===========

  Senior unsecured debt due 2007(5)...........            06/07       L+77              2.59%       $   499,283     $        --
                                                                                                    ===========     ===========

     ----------
     (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was netted in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,289,837 was fair valued at $1,322,685 upon the application of purchase accounting.
     (2) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and (ii) the granting of two 1-year renewal options to the Company.
     (3) On April 1, 2002, the Company increased its mortgage financing cross-collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at June 30, 2002 totals $238,659.
     (4)  On April 1, 2002, the loan was prepaid in full.
     (5) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300, (i) $70,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002 and (ii) $393,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. After the repayment of these mortgages, the balance of the Company's wholly-owned debt was $4,041,929, as compared to $3,970,486 at March 31, 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725, based upon the trailing 3 month LIBOR rate (2.59% if set on August 1, 2002).

                               VORNADO REALTY L.P.

6.   DEBT AND EQUITY FINANCING - CONTINUED

     The principal repayments for the next five years and thereafter are as follows:

                      (amounts in thousands)

                                                                   AS AT JUNE 30,          AS AT JULY 31,
                YEAR ENDING DECEMBER 31,                                2002                    2002
                ------------------------                           -------------           -------------
                2002..............................................  $    302,185            $         --
                2003..............................................     1,000,030                 910,030
                2004..............................................       306,093                 306,093
                2005..............................................        27,197                  27,197
                2006..............................................       259,429                 259,429
                Thereafter........................................     2,539,995               2,539,995

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its revolving credit agreement and its senior unsecured notes due 2007, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. If lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

     EQUITY

     On February 25, 2002, Vornado sold 1,398,743 common shares based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.


7.   OTHER RELATED PARTY TRANSACTIONS

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement. Management fees earned by the Company pursuant to the management agreement were $381,000 and $514,000 for the three months ended June 30, 2002 and 2001 and $584,000 and $884,000 for the six months ended June 30, 2002 and 2001.

     The estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, own an entity which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. The Company was charged fees in connection with these contracts of $14,122,000 and $12,725,000 for the three months ended June 30, 2002 and 2001, and $27,622,000 and $25,625,000 for the six months ended June 30, 2002 and 2001.

     Effective January 1, 2002, Vornado extended its employment agreement with Mr. Fascitelli for a five year period through December 31, 2006. Pursuant to the extended employment agreement, he is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was signed). The number of shares was set by Vornado's Compensation Committee in December 2001 to achieve a value of $25,000,000 and had appreciated $2,500,000 as of March 8, 2002. The shares are being held in an irrevocable trust for the benefit of Mr. Fascitelli and will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by Vornado's Compensation Committee and will continue as a member of Vornado's Board. Mr. Fascitelli may also borrow up to $20,000,000 from Vornado during the term of his 2002 employment agreement reduced by $8,600,000, the amount of his outstanding loans under his 1996 employment agreement. Each loan will bear interest, payable quarterly, at the applicable Federal Rate on the date the loan is made and will mature on the fifth anniversary of the loan.

                               VORNADO REALTY L.P.

7.   OTHER RELATED PARTY TRANSACTIONS - CONTINUED

     On May 29, 2002, Mr. Roth replaced common shares of Vornado securing Vornado's outstanding loan to Mr. Roth with options to purchase common shares of Vornado with a value of not less than two times the loan amount. See Exhibit
10.11 to this Quarterly Report on Form 10-Q for a copy of the related agreement.

     Pursuant to Vornado's annual compensation review in February 2002 with Joseph Macnow, Vornado's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 shares of Vornado's common stock. The loan is collateralized by assets with a value of not less than two times the loan amount.

     VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     Pursuant to a revolving credit facility which expires December 31, 2004, Vornado Operating owes the Company $31,489,000 at June 30, 2002. Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale of non-core assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility which may be extended. Since January 1, 2002, the Company has not recognized income on the debt under this facility.

                               VORNADO REALTY L.P.

8.   INCOME PER UNIT

     The following table sets forth the computation of basic and diluted income per unit:

                                                                 For The Three Months             For The Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                             ---------------------------      ---------------------------
                                                                 2002            2001            2002            2001
                                                             -----------      ----------      ----------      -----------
(amounts in thousands except per unit amounts)
Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item..........  $   105,376      $   94,052      $  217,845      $   180,456
    Cumulative effect of change in accounting
      principle............................................           --              --         (30,129)          (4,110)
    Extraordinary item.....................................           --              --              --            1,170
                                                             -----------      ----------      ----------      -----------
    Net income.............................................      105,376          94,052         187,716          177,516
    Preferred unit distributions...........................       (5,896)         (9,192)        (12,027)         (18,865)
    Preferential allocations...............................      (24,142)        (23,576)        (48,203)         (46,885)
                                                             -----------      ----------      ----------      -----------

Numerator for basic and diluted income per
    Class A Unit - net income applicable to
    Class A Units..........................................  $    75,338      $   61,284      $  127,486      $   111,766
                                                             ===========      ==========      ==========      ===========

Denominator:
    Denominator for basic income per Class A Unit -
      weighted average Class A Units.......................      127,255          93,638         126,347           93,591
    Effect of dilutive securities:
      Employee unit options................................        4,464           2,701           4,204            2,637
      Deferred compensation units issued but not yet earned          347              --             264               --
                                                             -----------      ----------      ----------      -----------

    Denominator for diluted income per Class A Unit -
      adjusted weighted average Class A Units and
      assumed conversions..................................      132,066          96,339         130,815           96,228
                                                             ===========      ==========      ==========      ===========

INCOME PER CLASS A UNIT - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item........  $       .59      $      .65      $     1.25      $      1.23
      Cumulative effect of change in accounting
        principle..........................................           --              --            (.24)            (.05)
      Extraordinary item...................................           --              --              --              .01
                                                             -----------      ----------      ----------      -----------
      Net income per Class A Unit..........................  $       .59      $      .65      $     1.01      $      1.19
                                                             ===========      ==========      ===========     ===========

INCOME PER CLASS A UNIT - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item........  $       .57      $      .64      $     1.20      $      1.20
      Cumulative effect of change in accounting
         principle.........................................           --              --            (.23)            (.05)
      Extraordinary item...................................           --              --              --              .01
                                                             -----------      ----------      ----------      -----------
      Net income per Class A Unit..........................  $       .57      $      .64      $      .97      $      1.16
                                                             ===========      ==========      ===========     ===========

                               VORNADO REALTY L.P.

9.   COMPREHENSIVE INCOME

     The following table sets forth the Company's comprehensive income:

     amounts in thousands)                                      For The Three Months                For The Six Months
                                                                     Ended June 30,                     Ended June 30,
                                                              --------------------------       -----------------------------
                                                                 2002             2001            2002              2001
                                                              ---------        ---------       ----------        -----------
     Net income applicable to Class A Units .........         $  75,338        $  61,284       $  127,486        $   111,766
     Adjustment to record cumulative effect of change
         in accounting principle ....................                --               --               --              4,110
     Other comprehensive (loss) income ..............           (11,787)           8,532           (8,862)             9,050
                                                              ---------        ---------       ----------        -----------
     Comprehensive income ...........................         $  63,551        $  69,816       $  118,624        $   124,926
                                                              =========        =========       ==========        ===========

10.  COMMITMENTS AND CONTINGENCIES

     At June 30, 2002, the Company's revolving credit facility had a zero balance, and the Company utilized $15,718,000 of availability under the facility for letters of credit and guarantees.

     In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated loan budget, if not funded by Alexander's.

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

     The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 do not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorist acts from coverage in all risk policies. The Company has generally been unable to obtain all risk insurance which includes coverage for terrorist acts for policies it has renewed since September 11, 2001, for each of its business. In 2002, the Company obtained $200,000,000 of separate coverage for terrorist acts for each of its New York City Office, Washington, D.C. Office, Retail and Merchandise Mart businesses and $60,000,000 for its Temperature Controlled Logistics business. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts (as defined), which loss could be material.

                               VORNADO REALTY L.P.

10.  COMMITMENTS AND CONTINGENCIES - CONTINUED

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. If lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart and Temperature Controlled Logistics.

                                                               For The Three Months Ended June 30,
                                          -----------------------------------------------------------------------------
(amounts in thousands)                                                             2002
                                          -----------------------------------------------------------------------------
                                                                                              Temperature
                                                                                 Merchandise  Controlled
                                            Total       Office        Retail        Mart       Logistics       Other(2)
                                          ---------    ---------    ---------    -----------  -----------     ---------
Rentals ...............................   $ 309,869    $ 213,762    $  28,922     $ 52,868     $      --      $  14,317
Expense reimbursements ................      36,315       19,949       11,800        3,872            --            694
Other income ..........................       7,063        5,090          391        1,220            --            362
                                          ---------    ---------    ---------     --------     ---------      ---------
Total revenues ........................     353,247      238,801       41,113       57,960            --         15,373
                                          ---------    ---------    ---------     --------     ---------      ---------
Operating expenses ....................     126,267       80,395       12,987       21,353            --         11,532
Depreciation and amortization .........      49,563       34,121        3,546        7,288            --          4,608
General and administrative ............      23,759        9,400        1,796        4,894            --          7,669
Amortization of officer's deferred
  compensation expense ................       6,875           --           --           --            --          6,875
                                          ---------    ---------    ---------     --------     ---------      ---------
Total expenses ........................     206,464      123,916       18,329       33,535            --         30,684
                                          ---------    ---------    ---------     --------     ---------      ---------
Operating income ......................     146,783      114,885       22,784       24,425            --        (15,311)
Income applicable to Alexander's ......       4,487           --           --           --            --          4,487
Income from partially-owned
  entities ............................       9,826          726         (298)          11         1,087(6)       8,300
Interest and other investment
  income ..............................       9,934        2,758           78          143            --          6,955
Interest and debt expense .............     (60,119)     (34,748)     (14,018)      (6,687)           --         (4,666)
Net gain on disposition of wholly-
  owned and partially-owned assets ....      (4,981)          --           --          344            --         (5,325)
Minority interest .....................        (554)        (906)          --          226            --            126
                                          ---------    ---------    ---------     --------     ---------      ---------
Income before cumulative effect
  of change in accounting
  principle and extraordinary item ....     105,376       82,715        8,546       18,462         1,087         (5,434)
Cumulative effect of change in
  accounting principle ................          --           --           --           --            --             --
Extraordinary item ....................          --           --           --           --            --             --
                                          ---------    ---------    ---------     --------     ---------      ---------
Net income ............................     105,376       82,715        8,546       18,462         1,087         (5,434)
Cumulative effect of change in
  accounting principle ................          --           --           --           --            --             --
Extraordinary item ....................          --           --           --           --            --             --
Minority interest .....................         554          906           --         (226)           --           (126)
Net gain on disposition of wholly-owned
  and partially-owned assets ..........          --           --           --           --            --             --
Interest and debt expense(4) ..........      76,199       35,253       14,653        6,687         6,302         13,304
Depreciation and amortization(4) ......      62,360       34,577        4,097        7,288         8,344          8,054
Straight-lining of rents(4) ...........      (9,224)      (7,392)        (426)        (742)           --           (664)
Other .................................         334       (1,127)         160           --           912            389
                                          ---------    ---------    ---------     --------     ---------      ---------
EBITDA(1) .............................   $ 235,599    $ 144,932    $  27,030     $ 31,469     $  16,645      $  15,523
                                          =========    =========    =========     ========     =========      =========

                                                                     For The Three Months Ended June 30,
                                             ------------------------------------------------------------------------------
(amounts in thousands)                                                            2001
                                             ------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                      Merchandise  Controlled
                                               Total        Office      Retail            Mart      Logistics      Other(2)
                                             ---------    ---------    ---------      -----------  -----------    ---------
Rentals ...............................      $ 212,252    $ 114,260    $  28,764       $  50,118    $      --     $  19,110
Expense reimbursements ................         31,543       15,920       11,711           3,858           --            54
Other income ..........................          2,280          813          542             818           --           107
                                             ---------    ---------    ---------       ---------    ---------     ---------
Total revenues ........................        246,075      130,993       41,017          54,794           --        19,271
                                             ---------    ---------    ---------       ---------    ---------     ---------
Operating expenses ....................         96,831       51,684       13,002          21,662           --        10,483
Depreciation and amortization .........         30,086       17,300        3,447           6,064           --         3,275
General and administrative ............         22,415        2,637          819           4,650           --        14,309
Amortization of officer's deferred
  compensation expense ................             --           --           --              --           --            --
                                             ---------    ---------    ---------       ---------    ---------     ---------
Total expenses ........................        149,332       71,621       17,268          32,376           --        28,067
                                             ---------    ---------    ---------       ---------    ---------     ---------
Operating income ......................         96,743       59,372       23,749          22,418           --        (8,796)
Income applicable to Alexander's ......          4,676           --           --              --           --         4,676
Income from partially-owned
  entities ............................         19,228        8,365          495              (4)       3,721(6)      6,651
Interest and other investment
  income ..............................         15,874        1,897          416             714           --        12,847
Interest and debt expense .............        (43,994)     (14,407)     (14,264)         (8,317)          --        (7,006)
Net gain on disposition of wholly-
  owned and partially-owned assets ....          1,934       12,445        3,050              --           --       (13,561)
Minority interest .....................           (409)        (409)          --              --           --            --
                                             ---------    ---------    ---------       ---------    ---------     ---------
Income before cumulative effect
  of change in accounting
  principle and extraordinary item ....         94,052       67,263       13,446          14,811        3,721        (5,189)
Cumulative effect of change in
  accounting principle ................             --           --           --              --           --            --
Extraordinary item ....................             --           --           --              --           --            --
                                             ---------    ---------    ---------       ---------    ---------     ---------
Net income ............................         94,052       67,263       13,446          14,811        3,721        (5,189)
Cumulative effect of change in
  accounting principle ................             --           --           --              --           --            --
Extraordinary item ....................             --           --           --              --           --            --
Minority interest .....................            409          409           --              --           --            --
Net gain on disposition of wholly-owned
  and partially-owned assets ..........        (15,495)     (12,445)      (3,050)             --           --            --
Interest and debt expense(4) ..........         67,151       24,859       14,906           8,317        6,773        12,296
Depreciation and amortization(4) ......         45,918       21,992        4,612           6,064        8,403         4,847
Straight-lining of rents(4) ...........         (6,339)      (4,050)        (534)         (1,280)          --          (475)
Other .................................          2,997         (630)        (498)             --           69         4,056
                                             ---------    ---------    ---------       ---------    ---------     ---------
EBITDA(1) .............................      $ 188,693    $  97,398    $  28,882       $  27,912    $  18,966     $  15,535
                                             =========    =========    =========       =========    =========     =========

----------
  See footnotes on page 23.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  SEGMENT INFORMATION- CONTINUED

     The Company has four business segments: Office, Retail, Merchandise Mart and Temperature Controlled Logistics.

                                                                  For The Six Months Ended June 30,
                                          -----------------------------------------------------------------------------
(amounts in thousands)                                                             2002
                                          -----------------------------------------------------------------------------
                                                                                              Temperature
                                                                                 Merchandise  Controlled
                                            Total       Office        Retail        Mart       Logistics       Other(2)
                                          ---------    ---------    ---------     --------     ---------      ---------
Rentals ..........................        $ 611,629    $ 427,574    $  57,992     $ 99,878     $      --      $  26,185
Expense reimbursements ...........           74,119       41,356       23,817        7,215            --          1,731
Other income .....................           13,823       10,073          605        2,637            --            508
                                          ---------    ---------    ---------     --------     ---------      ---------
Total revenues ...................          699,571      479,003       82,414      109,730            --         28,424
                                          ---------    ---------    ---------     --------     ---------      ---------
Operating expenses ...............          253,713      162,628       27,668       42,580            --         20,837
Depreciation and amortization ....           97,151       68,251        6,926       13,768            --          8,206
General and administrative .......           47,226       18,510        2,366        9,705            --         16,645
Costs of acquisitions
  not consummated ................               --           --           --           --            --             --
Amortization of officer's deferred
  compensation expense ...........           13,750           --           --           --            --         13,750
                                          ---------    ---------    ---------     --------     ---------      ---------
Total expenses ...................          411,840      249,389       36,960       66,053            --         59,438
                                          ---------    ---------    ---------     --------     ---------      ---------
Operating income .................          287,731      229,614       45,454       43,677            --        (31,014)
Income applicable to Alexander's .           10,055           --           --           --            --         10,055
Income from partially-owned
  entities .......................           23,612        1,276          (69)          13         6,392(6)      16,000
Interest and other investment
  income .........................           19,577        3,869          157          278            --         15,273
Interest and debt expense ........         (118,137)     (69,510)     (27,711)     (13,870)           --         (7,046)
Net gain on disposition of wholly-
  owned and partially-owned
  assets .........................           (3,450)          --           --        1,875            --         (5,325)
Minority interest ................           (1,543)      (1,786)          --          127            --            116
                                          ---------    ---------    ---------     --------     ---------      ---------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item .........          217,845      163,463       17,831       32,100         6,392         (1,941)
Cumulative effect of change in
  accounting principle ...........          (30,129)          --           --           --       (15,490)       (14,639)
Extraordinary item ...............               --           --           --           --            --             --
                                          ---------    ---------    ---------     --------     ---------      ---------
Net income .......................          187,716      163,463       17,831       32,100        (9,098)       (16,580)
Cumulative effect of change in
  accounting principle ...........           30,129           --           --           --        15,490         14,639
Extraordinary item ...............               --           --           --           --            --             --
Minority interest ................            1,543        1,786           --         (127)           --           (116)
Net gain on disposition of
wholly-owned and partially-owned
assets ...........................               --           --           --           --            --             --
Interest and debt expense(4) .....          150,492       70,519       28,981       13,870        12,861         24,261
Depreciation and amortization(4) .          122,935       69,171        7,747       13,768        17,253         14,996
Straight-lining of rents(4) ......          (18,263)     (14,702)        (855)      (1,791)           --           (915)
Other ............................               75       (2,427)         860         (123)        1,376            389
                                          ---------    ---------    ---------     --------     ---------      ---------
EBITDA(1) ........................        $ 474,627    $ 287,810    $  54,564     $ 57,697     $  37,882      $  36,674
                                          =========    =========    =========     ========     =========      =========

                                                                          For The Six Months Ended June 30,
                                             -----------------------------------------------------------------------------------
(amounts in thousands)                                                                 2001
                                             -----------------------------------------------------------------------------------
                                                                                                        Temperature
                                                                                           Merchandise  Controlled
                                               Total        Office           Retail            Mart      Logistics      Other(2)
                                             ---------    ---------         ---------       ---------    --------     ----------
Rentals ..........................           $ 416,970    $ 228,120         $  56,901       $  97,123    $     --     $   34,826
Expense reimbursements ...........              66,635       34,961            23,506           7,831          --            337
Other income .....................               5,080        1,385               905           1,537          --          1,253
                                             ---------    ---------         ---------       ---------    --------     ----------
Total revenues ...................             488,685      264,466            81,312         106,491          --         36,416
                                             ---------    ---------         ---------       ---------    --------     ----------
Operating expenses ...............             197,214      107,445            27,854          42,794          --         19,121
Depreciation and amortization ....              61,951       35,944             7,007          12,506          --          6,494
General and administrative .......              36,663        6,007             1,402           9,245          --         20,009
Costs of acquisitions
  not consummated ................               5,000           --                --              --          --          5,000
Amortization of officer's deferred
  compensation expense ...........                  --           --                --              --          --             --
                                             ---------    ---------         ---------       ---------    --------     ----------
Total expenses ...................             300,828      149,396            36,263          64,545          --         50,624
                                             ---------    ---------         ---------       ---------    --------     ----------
Operating income .................             187,857      115,070            45,049          41,946          --        (14,208)
Income applicable to Alexander's .              16,980           --                --              --          --         16,980
Income from partially-owned
  entities .......................              43,218       17,060             2,392             109       9,669(6)      13,988
Interest and other investment
  income .........................              29,347        4,195               416           1,377          --         23,359
Interest and debt expense ........             (93,389)     (31,014)          (28,413)        (17,986)         --        (15,976)
Net gain on disposition of wholly-
  owned and partially-owned
  assets .........................              (2,789)      12,445             3,050              --          --        (18,284)
Minority interest ................                (768)         768                --              --          --             --
                                             ---------    ---------         ---------       ---------    --------     ----------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item .........             180,456      116,988            22,494          25,446       9,669          5,859
Cumulative effect of change in
  accounting principle ...........              (4,110)          --                --              --          --         (4,110)
Extraordinary item ...............               1,170           --                --              --          --          1,170
                                             ---------    ---------         ---------       ---------    --------     ----------
Net income .......................             177,516      116,988            22,494          25,446       9,669          2,919
Cumulative effect of change in
  accounting principle ...........               4,110           --                --              --          --          4,110
Extraordinary item ...............              (1,170)          --                --              --          --         (1,170)
Minority interest ................                 768          768                --              --          --             --
Net gain on disposition of
wholly-owned and partially-owned
assets ...........................             (15,495)     (12,445)           (3,050)             --          --             --
Interest and debt expense(4) .....             140,405       52,306            29,697          17,986      13,486         26,930
Depreciation and amortization(4) .              93,836       45,636             9,339          12,506      16,811          9,544
Straight-lining of rents(4) ......             (14,076)     (10,005)             (695)         (2,388)         --           (988)
Other ............................              (7,560)      (2,220)           (1,335)             --         181         (4,186)(5)
                                             ---------    ---------         ---------       ---------    --------     ----------
EBITDA(1) ........................           $ 378,334    $ 191,028         $  56,450       $  53,550    $ 40,147     $   37,159
                                             =========    =========         =========       =========    ========     ==========

----------
  See footnotes on page 23.

                               VORNADO REALTY L.P.

11.   SEGMENT INFORMATION- CONTINUED

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

           (amounts in thousands)                                  For the Three Months           For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                 -----------------------        -----------------------
                                                                    2002          2001             2002          2001
                                                                 ---------     ---------        ---------     ---------
           Hotel Pennsylvania (3)..........................      $   2,152     $   6,141        $   2,906     $  11,421
           Newkirk Joint Ventures:
             Equity in income of limited partnerships......         15,500        12,107           30,529        26,708
             Interest and other income.....................          2,200         1,590            4,471         3,202
           Other partially-owned entities (Alexander's and
             other)........................................          6,760         4,834           14,766         9,639
           Investment income and other (7).................          8,163        13,611           17,849        26,193
           Palisades (8)...................................           (260)           --             (260)           --
           Unallocated general and administrative
               expenses....................................         (6,792)       (9,187)         (14,512)      (16,720)
           Amortization of Officer's deferred compensation
               expense.....................................         (6,875)           --          (13,750)           --
           Loss on Primestone foreclosure..................        (17,671)           --          (17,671)           --
           Net gain on sale of marketable equity securities         12,346            --           12,346            --
           Costs of acquisitions not consummated...........             --            --               --        (5,000)
           Write-off of investments in technology
               companies...................................             --       (13,561)              --       (18,284)
                                                                 ---------       -------        ---------     ---------
                    Total..................................      $  15,523     $  15,535        $  36,674     $  37,159
                                                                 =========     =========        =========     =========

    (3) Average occupancy and REVPAR for the Hotel Pennsylvania was 66% and $59.37 for the three months ended June 30, 2002 compared to 77% and $88.37 for the prior year's quarter. Average occupancy and REVPAR for the Hotel Pennsylvania was 58% and $52.39 for the six months ended June 30, 2002 compared to 67% and $76.54 for the prior year's six months
    (4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
    (5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
    (6) Net of rent not recognized of $3,744 and $5,552 for the three and six months ended June 30, 2002 and $2,340 for the three and six months ended June 30, 2001.
    (7) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the three and six months ended June 30, 2002.
    (8) The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly the Company has placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. As of June 30, 2002, the property is 23.8% occupied (128 of the 538 total apartments have been leased).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under "Forward-Looking Statements." For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the three and six months ended June 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to the Company's annual report on Form 10-K for the year ended December 31, 2001.

     Operating results for the three and six months ended June 30, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. ("CESCR") and the resulting consolidation of CESCR's operations. See Supplemental Information beginning on page 42 for Condensed Pro Forma Operating Results for the three and six months ended June 30, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001. Further, the Supplemental Information contains data regarding (i) details of the changes by segment in EBITDA for the three months ended June 30, 2002 compared to the three months ended March 31, 2002, (ii) leasing activity and (iii) pro forma senior unsecured debt covenant compliance ratios.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Below is a summary of Net income and EBITDA (1):

(amounts in thousands)                                                     Three Months Ended June 30, 2002
                                                      ------------------------------------------------------------------------------
                                                                                                         Temperature
                                                                                            Merchandise  Controlled
                                                        Total       Office        Retail       Mart       Logistics        Other(2)
                                                      ---------    ---------    ---------    ---------    ---------       ----------
Rentals ...........................................   $ 309,869    $ 213,762    $  28,922    $  52,868    $      --       $  14,317
Expense reimbursements ............................      36,315       19,949       11,800        3,872           --             694
Other income ......................................       7,063        5,090          391        1,220           --             362
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Total revenues ....................................     353,247      238,801       41,113       57,960           --           15,373
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Operating expenses ................................     126,267       80,395       12,987       21,353           --          11,532
Depreciation and amortization .....................      49,563       34,121        3,546        7,288           --           4,608
General and administrative ........................      23,759        9,400        1,796        4,894           --           7,669
Amortization of officer's deferred
  compensation expense ............................       6,875           --           --           --           --           6,875
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Total expenses ....................................     206,464      123,916       18,329       33,535           --          30,684
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Operating income ..................................     146,783      114,885       22,784       24,425           --         (15,311)
Income applicable to Alexander's ..................       4,487           --           --           --           --           4,487
Income from partially-owned entities ..............       9,826          726         (298)          11        1,087(5)        8,300
Interest and other investment income ..............       9,934        2,758           78          143           --           6,955
Interest and debt expense .........................     (60,119)     (34,748)     (14,018)      (6,687)          --          (4,666)
Net gain on disposition of wholly-owned and
 partially-owned assets ...........................      (4,981)          --           --          344           --          (5,325)
Minority interest .................................        (554)        (906)          --          226           --             126
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Income before cumulative effect of change in
 accounting principle and extraordinary item ......     105,376       82,715        8,546       18,462        1,087          (5,434)
Cumulative effect of change in accounting principle          --           --           --           --           --              --
Extraordinary item ................................          --           --           --           --           --              --
                                                      ---------    ---------    ---------    ---------    ---------       ---------
Net income ........................................     105,376       82,715        8,546       18,462        1,087          (5,434)
Cumulative effect of change in accounting principle          --           --           --           --           --              --
Extraordinary item ................................          --           --           --           --           --              --
Minority interest .................................         554          906           --         (226)          --            (126)
Net gain on disposition of assets .................          --           --           --           --           --              --
Interest and debt expense(4) ......................      76,199       35,253       14,653        6,687        6,302          13,304
Depreciation and amortization(4) ..................      62,360       34,577        4,097        7,288        8,344           8,054
Straight-lining of rents(4) .......................      (9,224)      (7,392)        (426)        (742)          --            (664)
Other .............................................         334       (1,127)         160           --          912             389
                                                      ---------    ---------    ---------    ---------    ---------       ---------
EBITDA(1) .........................................   $ 235,599    $ 144,932    $  27,030    $  31,469    $  16,645       $  15,523
                                                      =========    =========    =========    =========    =========       =========

             (amounts in thousands)                                          Three Months Ended June 30, 2001
                                                      -----------------------------------------------------------------------------
                                                                                                          Temperature
                                                                                            Merchandise   Controlled
                                                        Total       Office       Retail         Mart       Logistics       Other(2)
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Rentals...........................................  $ 212,252    $ 114,260    $  28,764   $    50,118   $        --     $  19,110
  Expense reimbursements............................     31,543       15,920       11,711         3,858            --            54
  Other income......................................      2,280          813          542           818            --           107
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Total revenues....................................    246,075      130,993       41,017        54,794            --        19,271
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Operating expenses................................     96,831       51,684       13,002        21,662            --        10,483
  Depreciation and amortization.....................     30,086       17,300        3,447         6,064            --         3,275
  General and administrative........................     22,415        2,637          819         4,650            --        14,309
  Costs of acquisitions not consummated.............         --           --           --            --            --            --
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Total expenses....................................    149,332       71,621       17,268        32,376            --        28,067
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Operating income..................................     96,743       59,372       23,749        22,418            --        (8,796)
  Income applicable to Alexander's..................      4,676           --           --            --            --         4,676
  Income from partially-owned entities..............     19,228        8,365          495            (4)        3,721(5)      6,651
  Interest and other investment income..............     15,874        1,897          416           714            --        12,847
  Interest and debt expense.........................    (43,994)     (14,407)     (14,264)       (8,317)           --        (7,006)
  Net gain on disposition of wholly-owned and
   partially-owned assets...........................      1,934       12,445        3,050            --            --       (13,561)
  Minority interest.................................       (409)        (409)          --            --            --            --
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Income before cumulative effect of change in
   accounting principle and extraordinary item......     94,052       67,263       13,446        14,811         3,721        (5,189)
  Cumulative effect of change in accounting
   principle........................................         --           --           --            --            --            --
  Extraordinary item................................         --           --           --            --            --            --
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  Net income........................................     94,052       67,263       13,446        14,811         3,721        (5,189)
  Minority interest.................................        409          409           --            --            --            --
  Net gain on disposition...........................    (15,495)     (12,445)      (3,050)           --            --            --
  Interest and debt expense(4)......................     67,151       24,859       14,906         8,317         6,773        12,296
  Depreciation and amortization(4)..................     45,918       21,992        4,612         6,064         8,403         4,847
  Straight-lining of rents(4).......................     (6,339)      (4,050)        (534)       (1,280)           --          (475)
  Other.............................................      2,997         (630)        (498)           --            69         4,056
                                                      ---------    ---------    ---------   -----------   -----------     ---------
  EBITDA(1).........................................  $ 188,693    $  97,398    $  28,882   $    27,912   $    18,966     $  15,535
                                                      =========    =========    =========   ===========   ===========     =========

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

           (amounts in thousands)                                                For the Three Months
                                                                                     Ended June 30,
                                                                                ----------------------
                                                                                   2002        2001
                                                                                ---------   ----------
           Hotel Pennsylvania (3)............................................   $   2,152   $    6,141
           Newkirk Joint Ventures:
            Equity in income of limited partnerships.........................      15,500       12,107
            Interest and other income........................................       2,200        1,590
           Other partially-owned entities (Alexander's and other)............       6,760        4,834
           Investment income and other (6)...................................       8,163       13,611
           Palisades (7).....................................................        (260)          --
           Unallocated general and administrative expenses...................      (6,792)      (9,187)
           Amortization of Officer's deferred compensation expense...........      (6,875)          --
           Loss on Primestone foreclosure....................................     (17,671)          --
           Net gain on sale of marketable securities.........................      12,346           --
           Costs of acquisitions not consummated.............................          --           --
           Write-off of investments in technology companies..................          --      (13,561)
                                                                                ---------   ----------
                  Total......................................................   $  15,523   $   15,535
                                                                                =========   ==========

(3) Average occupancy and REVPAR for the Hotel Pennsylvania was 66% and $59.37 for the three months ended June 30, 2002 compared to 77% and $88.37 for the prior year's quarter.
(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(5) Net of rent not recognized of $3,744 and $2,340 for the three months ended June 30, 2002 and 2001.
(6) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the three months ended June 30, 2002.
(7) The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly the Company has placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. As of June 30, 2002, the property is 23.8% occupied (128 of the 538 total apartments have been leased).

     THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Below are the details of the changes by segment in EBITDA.

                                                                                                      Temperature
                                                                                        Merchandise   Controlled
(amounts in thousands)                          Total        Office          Retail         Mart       Logistics          Other
                                             -----------   -----------     ----------   -----------   -----------       ----------
Three months ended June 30, 2001..........   $   188,693   $    97,398     $   28,882   $    27,912   $    18,966       $   15,535
 2002 Operations:
    Same store operations(1)..............         1,714         4,466            897         1,172        (2,321)(3)       (2,500)
    Acquisitions, dispositions and
      non-recurring income and expenses...        45,192        43,068         (2,749)        2,385            --            2,488
                                             -----------   -----------     ----------   -----------   -----------       ----------
Three months ended June 30, 2002..........   $   235,599   $   144,932(2)  $   27,030   $    31,469   $    16,645       $   15,523
                                             ===========   ===========     ==========   ===========   ===========       ==========
    % increase (decrease) in same
      store operations....................           0.9%          4.6%(2)        3.1%          4.2%        (12.2%)(3)       (16.1)%

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $78,073 and 4.8% for the New York City office portfolio and $66,859 and 4.0% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $3,744 of rent it was due for the three months ended June 30, 2002. The tenant has advised the Landlord that
     (i) its revenue for the quarter ended June 30, 2002 from the warehouses it leases from the Landlord, was higher than last year by 0.4 %, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $483 (a 1.3% decrease). The increase in revenue is primarily attributable to higher occupancy rates, offset by a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance costs, partially offset by lower payroll expenses. In addition, the tenant's cash requirements for capital expenditures, debt service and pension liability funding were $1,579 higher in the current quarter than in the prior year's quarter, which impacted the ability of the tenant to pay rent.

     REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income, were $353,247,000 for the three months ended June 30, 2002, compared to $246,075,000 in the prior year's quarter, an increase of $107,172,000 of which $99,558,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

    (amounts in thousands)
                                             Date of                                            Merchandise
                                           Acquisition      Total         Office      Retail        Mart         Other
                                           -----------    ---------      --------    --------   -----------    ---------
Property rentals:
  Acquisitions:
   CESCR (effect of acquisition of
      66% and consolidation vs.
      equity method accounting for
      34%) ..............................  January 2002   $  94,300      $ 94,300    $     --    $      --     $      --
   715 Lexington Avenue .................  July 2001            481           481          --           --            --
  Hotel activity ........................                    (4,666)(1)        --          --           --        (4,666)(1)
  Trade Shows activity ..................                     3,439            --          --        3,439            --
  Leasing activity ......................                     4,063         4,721         158         (689)         (127)
                                                          ---------      --------    --------    ---------     ---------
  Total increase (decrease) in
     property rentals ...................                    97,617        99,502         158        2,750        (4,793)
                                                          ---------      --------    --------    ---------     ---------
Tenant expense reimbursements:
  Increase (decrease) due to
     acquisitions .......................                     1,817         1,817          --           --            --
  Other .................................                     2,955         2,212          89           14           640
                                                          ---------      --------    --------    ---------     ---------
Total increase (decrease) in
     tenant expense reimbursements ......                     4,772         4,029          89           14           640
                                                          ---------      --------    --------    ---------     ---------
Other Income:
  Increase due to acquisitions ..........                     3,441         3,441          --           --            --
  Other .................................                     1,342           836        (151)         402           255
                                                          ---------      --------    --------    ---------     ---------
Total increase (decrease) in other
     income .............................                     4,783         4,277        (151)         402           255
                                                          ---------      --------    --------    ---------     ---------
Total increase (decrease) in
     revenues ...........................                 $ 107,172      $107,808    $     96    $   3,166     $  (3,898)
                                                          =========      ========    ========    =========     =========

(1) Average occupancy and REVPAR for the Hotel Pennsylvania was 66% and $59.37 for the three months ended June 30, 2002 compared to 77% and $88.37 for the prior year's quarter.

     See supplemental information beginning on page 42 for further details.

      EXPENSES

      The Company's expenses were $206,464,000 for the three months ended June 30, 2002, compared to $149,332,000 in the prior year's quarter, an increase of $57,132,000 of which $47,481,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

               (amounts in thousands)                                                               Merchandise
                                                                      Total       Office   Retail       Mart        Other
                                                                     -------     -------   -------  -----------   ---------
     Operating:
        Acquisitions:
        CESCR (effect of acquisition of 66% and
          consolidation vs. equity method accounting for 34%) ...    $25,841     $25,841   $    --    $    --     $      --
        715 Lexington Avenue ....................................        251         251        --         --            --
        Hotel activity ..........................................       (252)         --        --         --          (252)
        Trade Shows activity ....................................        505          --        --        505            --
        Same store operations ...................................      3,091       2,619       (15)      (814)        1,301
                                                                     -------     -------   -------    -------     ---------
                                                                      29,436      28,711       (15)      (309)        1,049
                                                                     -------     -------   -------    -------     ---------
     Depreciation and amortization:
        Acquisitions ............................................     15,635      15,635        --         --            --
        Same store operations ...................................      3,842       1,186        99      1,224         1,333
                                                                     -------     -------   -------    -------     ---------
                                                                      19,477      16,821        99      1,224         1,333
                                                                     -------     -------   -------    -------     ---------
     General and administrative:
        Appreciation in value of Vornado shares and other
          securities held in officers' deferred compensation
          trust in the three months ended June 30, 2001 .........     (4,021)         --        --         --        (4,021)
        Acquisitions ............................................      6,005       6,005        --         --            --
        Other expenses ..........................................       (640)        758       977        244        (2,619)(1)
                                                                     -------     -------   -------    -------     ---------
        Total increase (decrease) in general and
          administrative ........................................      1,344       6,763       977        244        (6,640)
                                                                     -------     -------   -------    -------     ---------
     Amortization of officer's deferred compensation expense ....      6,875          --        --         --         6,875
                                                                     -------     -------   -------    -------     ---------
                                                                     $57,132     $52,295   $ 1,061    $ 1,159     $   2,617
                                                                     =======     =======   =======    =======     =========

     ----------
     (1)  Primarily results from lower professional fees.

     INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $4,487,000 in the three months ended June 30, 2002, compared to $4,676,000 in the prior year's quarter, a decrease of $189,000. This decrease resulted from Alexander's recognizing stock appreciation rights compensation expense of $4,236,000 in the current quarter, of which the Company's share is $1,402,000; partially offset by higher development fees.

     INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with accounting principles generally accepted in the United States, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the three months ended June 30, 2002 as compared to the prior year's quarter:

                                                                                                         Starwood
                                                                   Temperature     Newkirk       Las      Ceruzzi
                                                                   Controlled       Joint     Catalinas    Joint
         (amounts in thousands)          Total        CESCR         Logistics      Venture       Mall     Venture
                                       ---------    ---------      -----------    --------    ---------  --------
JUNE 30, 2002:
   Revenues .........................  $ 115,347                    $  29,143     $ 72,707    $  3,937    $   117
   Expenses:
      Operating, general and
        administrative ..............     (8,597)                      (2,302)        (912)     (1,030)      (363)
      Depreciation ..................    (29,447)                     (14,870)     (12,516)       (501)      (261)
      Interest expense ..............    (44,583)                     (10,941)     (30,629)     (1,476)        --
      Other, net ....................     (2,671)                      (1,987)        (336)         --       (400)
                                       ---------                    ---------     --------    --------    -------
   Net income/(loss)                   $  30,049                    $    (957)    $ 28,314    $    930    $  (907)
                                       =========                    =========     ========    ========    =======

   Vornado's interest ...............                                      60%          21%         50%        80%
   Equity in net income .............  $   5,839                    $    (574)    $  5,974    $    428    $  (726)
   Interest and other income ........      2,476                          150        2,326          --         --
   Fee income .......................      1,511                        1,511           --          --         --
                                       ---------                    ---------     --------    --------    -------
   Income from partially-owned
      entities ......................  $   9,826    $      --(1)    $   1,087     $  8,300    $    428    $  (726)
                                       =========    =========       =========     ========    ========    =======

JUNE 30, 2001:
   Revenues .........................  $ 214,090    $  94,755       $  30,465     $ 73,114    $  4,115    $   414
   Expenses:
      Operating, general and
        administrative ..............    (44,964)     (33,285)         (1,839)      (3,505)     (1,119)      (169)
      Depreciation ..................    (43,385)     (13,168)        (14,471)     (14,264)       (491)      (289)
      Interest expense ..............    (77,098)     (28,417)        (11,519)     (33,574)     (1,491)        --
      Other, net ....................      1,157          188             471         (158)           (1)     657
                                       ---------    ---------       ---------     --------    --------    -------
   Net income/(loss) ................  $  49,800    $  20,073       $   3,107     $ 21,613    $  1,014    $   (45)
                                       =========    =========       =========     ========    ========    =======
   Vornado's interest ...............                      34%             60%          30%         50%        80%
   Equity in net income .............     15,895    $   6,828       $   1,863     $  6,484    $    531    $   (36)
   Interest and other income ........  $   1,834           --             359        1,475          --         --
   Fee income .......................      1,499           --           1,499           --          --         --
                                       ---------    ---------       ---------     --------    --------    -------
   Income from partially-owned
      entities ......................  $  19,228    $   6,828       $   3,721     $  7,959    $    531    $   (36)
                                       =========    =========       =========     ========    ========    =======

   (DECREASE) INCREASE ININCOME FROM
      PARTIALLY-OWNED ENTITIES ......  $  (9,402)   $  (6,828)(1)   $  (2,634)    $    341    $   (103)   $  (690)
                                       =========    =========       =========     ========    ========    =======


                                           Partially-
                                          Owned Office
         (Amounts in Thousands)             Buildings         Other
                                          ------------       --------
JUNE 30, 2002:
   Revenues ..............................  $  9,443
   Expenses:
      Operating, general and
        administrative ...................    (3,990)
      Depreciation .......................    (1,299)
      Interest expense ...................    (1,537)
      Other, net .........................        52
                                            --------
   Net income/(loss) .....................  $  2,669
                                            ========

   Vornado's interest ....................        25%
   Equity in net income ..................  $    673         $     64
   Interest and other income .............        --               --
   Fee income ............................        --               --
                                            --------         --------
   Income from partially-owned
      entities ...........................  $    673         $     64
                                            ========         ========

JUNE 30, 2001:
   Revenues ..............................  $ 11,227
   Expenses:
      Operating, general and
        administrative ...................    (5,047)
      Depreciation .......................      (702)
      Interest expense ...................    (2,097)
      Other, net..........................       657
                                            --------
   Net income/(loss) .....................  $  4,038
                                            ========
   Vornado's interest.....................        38%
   Equity in net income ..................  $  1,537         $ (1,312)
   Interest and other income .............        --               --
   Fee income ............................        --               --
                                            --------         --------
   Income from partially-owned
      entities ...........................  $  1,537         $ (1,312)
                                            ========         ========

   (DECREASE) INCREASE IN INCOME FROM
      PARTIALLY-OWNED ENTITIES ...........  $   (864)(2)     $  1,376(3)
                                            ========         ========

----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) The quarter ended June 30, 2002 excludes 570 Lexington Avenue which was sold in May 2001.
(3) The prior year's quarter includes $720 for the Company's share of equity in loss of its Russian Tea Room ("RTR") investment. In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

     INTEREST AND OTHER INVESTMENT INCOME

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, and dividend income) was $9,934,000 for the three months ended June 30, 2002, compared to $15,874,000 in the prior year's quarter, a decrease of $5,940,000. Of this decrease (i) $956,000 resulted from the lower yield on the investment of the proceeds received from the repayment of its loan to NorthStar Partnership, L.P. in May 2002, (ii) $3,751,000 resulted from not recognizing income on its loans to Primestone and Vornado Operating Company (see "Liquidity and Capital Resources -- Vornado Operating Company") for the three months ended June 30, 2002 and (iii) $1,233,000 resulted from lower yields on other investments.

     INTEREST AND DEBT EXPENSE

     Interest and debt expense was $60,119,000 for the three months ended June 30, 2002, compared to $43,994,000 in the prior year's quarter, an increase of $16,125,000. This increase was primarily comprised of (i) $24,375,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations, partially offset by (ii) a $8,250,000 savings from a 227 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

     NET GAIN (LOSS) ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

     The following table sets forth the details of net (loss) gain on disposition of wholly-owned and partially-owned assets for the three months ended June 30, 2002 and 2001:

                                                                              For the Three Months Ended
      (amounts in thousands)                                                            June 30,
                                                                              -------------------------
                                                                                 2002            2001
      Wholly-owned Assets:
        Loss on Primestone foreclosure. ................................      $  (17,671)    $      --
        Gain on sale of Kinzie Park condominiums units .................             344            --
        Net gain on sale of marketable securities ......................          12,346         3,050
        Write-off of investments in technology companies ...............              --       (13,561)
      Partially-owned Assets:
        Net gain on sale of 50% interest in 570 Lexington Avenue .......              --        12,445
                                                                              ----------     ---------
                                                                              $   (4,981)    $   1,934
                                                                              ==========     =========

     INVESTMENT IN PRIMESTONE

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% upfront fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.

     On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 PGE closing price on The New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. At June 30, 2002, the Company's carrying amount of the investment was $40,270,000, of which $33,170,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($8.35 per unit) and $7,100,000 represents the amount realizable under the guarantees (see Note 5. Investments in and Advances to Partially-Owned Entities).

     At July 30, 2002, PGE's closing stock price on the New York Stock Exchange was $5.43 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. The Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the PGE stock (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the realizable value of the guarantees.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Below is a summary of Net income and EBITDA(1):

(amounts in thousands)                                                       Six Months Ended June 30, 2002
                                                  -------------------------------------------------------------------------------
                                                                                                           Temperature
                                                                                           Merchandise     Controlled
                                                     Total          Office       Retail        Mart         Logistics    Other(2)
                                                  ---------       ---------     --------   -----------     -----------   --------
Rentals .......................................   $ 611,629       $ 427,574     $ 57,992   $    99,878     $       --    $ 26,185
Expense reimbursements ........................      74,119          41,356       23,817         7,215             --       1,731
Other income ..................................      13,823          10,073          605         2,637             --         508
                                                  ---------       ---------     --------   -----------     ----------    --------
Total revenues ................................     699,571         479,003       82,414       109,730             --      28,424
                                                  ---------       ---------     --------   -----------     ----------    --------
Operating expenses ............................     253,713         162,628       27,668        42,580             --      20,837
Depreciation and amortization .................      97,151          68,251        6,926        13,768             --       8,206
General and administrative ....................      47,226          18,510        2,366         9,705             --      16,645
Amortization of officer's deferred
   compensation expense .......................      13,750              --           --            --             --      13,750
                                                  ---------       ---------     --------   -----------     ----------    --------
Total expenses ................................     411,840         249,389       36,960        66,053             --      59,438
                                                  ---------       ---------     --------   -----------     ----------    --------
Operating income ..............................     287,731         229,614       45,454        43,677             --     (31,014)
Income applicable to Alexander's ..............      10,055              --           --            --             --      10,055
Income from partially-owned entities ..........      23,612           1,276          (69)           13          6,392(6)   16,000
Interest and other investment income ..........      19,577           3,869          157           278             --      15,273
Interest and debt expense .....................    (118,137)        (69,510)     (27,711)      (13,870)            --      (7,046)
Net gain on disposition of wholly-owned and
   partially-owned assets .....................      (3,450)             --           --         1,875             --      (5,325)
Minority interest .............................      (1,543)         (1,786)          --           127             --         116
                                                  ---------       ---------     --------   -----------     ----------    --------
Income before cumulative effect of change in
   accounting principle and extraordinary
   item .......................................     217,845         163,463       17,831        32,100          6,392      (1,941)
Cumulative effect of change in accounting
   principle ..................................     (30,129)             --           --            --        (15,490)    (14,639)
Extraordinary item ............................          --              --           --            --             --          --
                                                  ---------       ---------     --------   -----------     ----------    --------
Net income ....................................     187,716         163,463       17,831        32,100         (9,098)    (16,580)
Cumulative effect of change in accounting
   principle ..................................      30,129              --           --            --         15,490      14,639
Extraordinary item ............................          --              --           --            --             --          --
Minority interest .............................       1,543           1,786           --          (127)            --        (116)
Net gain on disposition of assets .............          --              --           --            --             --          --
Interest and debt expense(4) ..................     150,492          70,519       28,981        13,870         12,861      24,261
Depreciation and amortization(4) ..............     122,935          69,171        7,747        13,768         17,253      14,996
Straight-lining of rents(4) ...................     (18,263)        (14,702)        (855)       (1,791)            --        (915)
Other .........................................          75          (2,427)         860          (123)         1,376         389
                                                  ---------       ---------     --------   -----------     ----------    --------
EBITDA(1) .....................................   $ 474,627       $ 287,810     $ 54,564   $    57,697     $   37,882    $ 36,674
                                                  =========       =========     ========   ===========     ==========    ========

         (amounts in thousands)                                         Six Months Ended June 30, 2001
                                                --------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                     Merchandise  Controlled
                                                   Total        Office     Retail        Mart      Logistics      Other(2)
                                                ----------   ----------   --------   -----------  -----------    ---------
Rentals ....................................... $  416,970   $  228,120   $ 56,901   $   97,123   $       --     $  34,826
Expense reimbursements ........................     66,635       34,961     23,506        7,831           --           337
Other income ..................................      5,080        1,385        905        1,537           --         1,253
                                                ----------   ----------   --------   ----------   ----------     ---------
Total revenues ................................    488,685      264,466     81,312      106,491           --        36,416
                                                ----------   ----------   --------   ----------   ----------     ---------
Operating expenses ............................    197,214      107,445     27,854       42,794           --        19,121
Depreciation and amortization .................     61,951       35,944      7,007       12,506           --         6,494
General and administrative ....................     36,663        6,007      1,402        9,245           --        20,009
Costs of acquisitions not consummated .........      5,000           --         --           --           --         5,000
                                                ----------   ----------   --------   ----------   ----------     ---------
Total expenses ................................    300,828      149,396     36,263       64,545           --        50,624
                                                ----------   ----------   --------   ----------   ----------     ---------
Operating income ..............................    187,857      115,070     45,049       41,946           --       (14,208)
Income applicable to Alexander's ..............     16,980           --         --           --           --        16,980
Income from partially-owned entities ..........     43,218       17,060      2,392          109        9,669(6)     13,988
Interest and other investment income ..........     29,347        4,195        416        1,377           --        23,359
Interest and debt expense .....................    (93,389)     (31,014)   (28,413)     (17,986)          --       (15,976)
Net gain on disposition of wholly-owned and
   partially-owned assets .....................     (2,789)      12,445      3,050           --           --       (18,284)
Minority interest .............................       (768)        (768)        --           --           --            --
                                                ----------   ----------   --------   ----------   ----------     ---------
Income before cumulative effect of change in
   accounting principle and extraordinary item.    180,456      116,988     22,494       25,446        9,669         5,859
Cumulative effect of change in accounting
   principle ..................................     (4,110)          --         --           --           --        (4,110)
Extraordinary item ............................      1,170           --         --           --           --         1,170
                                                ----------   ----------   --------   ----------   ----------     ---------
Net income ....................................    177,516      116,988     22,494       25,446        9,669         2,919
Cumulative effect of change in accounting
   principle ..................................      4,110           --         --           --           --         4,110
Extraordinary item ............................     (1,170)          --         --           --           --        (1,170)
Minority interest .............................        768          768         --           --           --            --
Net gain on disposition of wholly-owned and
   partially-owned assets .....................    (15,495)     (12,445)    (3,050)          --           --            --
Interest and debt expense(4) ..................    140,405       52,306     29,697       17,986       13,486        26,930
Depreciation and amortization(4) ..............     93,836       45,636      9,339       12,506       16,811         9,544
Straight-lining of rents(4) ...................    (14,076)     (10,005)      (695)      (2,388)          --          (988)
Other .........................................     (7,560)      (2,220)    (1,335)          --          181         4,186(5)
                                                ----------   ----------   --------   ----------   ----------     ---------
EBITDA(1) ..................................... $  378,334   $  191,028   $ 56,450   $   53,550   $   40,147     $  37,159
                                                ==========   ==========   ========   ==========   ==========     =========

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


        (amounts in thousands)                                         For The Six Months
                                                                          Ended June 30,
                                                                     ----------------------
                                                                       2002          2001
                                                                     --------      --------
        Hotel Pennsylvania (3) ....................................  $  2,906      $ 11,421
        Newkirk Joint Ventures:
          Equity in income of limited partnerships ................    30,529        26,708
          Interest and other income ...............................     4,471         3,202
        Other partially-owned entities (Alexander's and other) ....    14,766         9,639
        Investment income and other (7) ...........................    17,849        26,193
        Palisades .................................................      (260)           --
        Unallocated general and administrative expenses ...........   (14,512)      (16,720)
        Amortization of Officer's deferred compensation expense ...   (13,750)           --
        Loss on Primestone foreclosure. ...........................   (17,671)           --
        Net gain on sale of marketable securities .................    12,346            --
        Costs of acquisitions not consummated .....................        --        (5,000)
        Write-off of investments in technology companies ..........        --       (18,284)
                                                                     --------      --------
                      Total                                          $ 36,674      $ 37,159
                                                                     ========      ========

(3) Average occupancy and REVPAR for the Hotel Pennsylvania was 58% and $52.39 for the six months ended June 30, 2002 compared to 67% and $76.54 for the prior year's six months.
(4) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.
(5) Includes the elimination of $6,298 representing the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.
(6) Net of rent not recognized of $5,552 and $2,340 for the six months ended June 30, 2002 and 2001.
(7) No income was recognized on the Company's loans to Primestone and Vornado Operating Company for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Below are the details of the changes by segment in EBITDA.

                                                                                                Temperature
                                                                                   Merchandise  Controlled
(amounts in thousands)                         Total       Office       Retail        Mart       Logistics          Other
                                             ---------    --------     ---------  -----------   -----------        -------
Six months ended June 30, 2001 ............  $ 378,334    $191,028       $56,450     $53,550        $40,147        $37,159
2002 Operations:
  Same store operations(1).................     10,418      11,245         1,764       2,272         (2,265)(3)     (2,598)
  Acquisitions, dispositions and
    non-recurring income and expenses .....     85,875      85,537        (3,650)      1,875             --          2,113
                                             ---------    --------       -------     -------        -------        -------
Six months ended June 30, 2002 ............  $ 474,627    $287,810(2)    $54,564     $57,697        $37,882        $36,674
                                             =========    ========       =======     =======        =======        =======
  % increase (decrease) in same store
    operations ............................        2.8%        5.9%(2)       3.1%        4.2%          (5.6%)(3)      (7.0%)

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) EBITDA and the same store percentage increase was $155,171 and 6.8% for the New York City office portfolio and $132,639 and 2.7% for the CESCR portfolio.
(3) The Company reflects its 60% share of the Vornado/Crescent Partnerships' ("the Landlord") equity in the rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. Based on the Company's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $5,552 of rent it was due for the six months ended June 30, 2002. The tenant has advised the Landlord that
     (i) its revenue for the six months ended June 30, 2002 from the warehouses it leases from the Landlord, is lower than last year by 0.9%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $116 (a 0.1% decrease). The decrease in revenue is primarily attributable to a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance costs partially offset by lower payroll expenses. In addition, the tenant's cash requirements for capital expenditures, debt service and pension liability funding were $1,853 higher in the current six month period than in the prior year's six months, which impacted the ability of the tenant to pay rent.

     REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues and other income were $699,571,000 for the six months ended June 30, 2002, compared to $488,685,000 in the six months ended June 30, 2001, an increase of $210,886,000 of which $199,419,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

            (amounts in thousands)
                                                  Date of                                        Merchandise
Property rentals:                               Acquisition     Total        Office     Retail       Mart        Other
                                               ------------   --------      --------   -------   -----------    --------
  Acquisitions:
   CESCR (effect of acquisition of 66% and
    consolidation vs. equity method accounting
    for 34%) ................................. January 2002   $187,776      $187,776   $    --     $    --      $     --
   715 Lexington Avenue ......................    July 2001        939           939        --          --            --
  Hotel activity .............................                  (7,939)(1)        --        --          --        (7,939)(1)
  Trade Shows activity .......................                   1,117            --        --       1,117            --
  Leasing activity ...........................                  12,766        10,739     1,091       1,638          (702)
                                                              --------      --------   -------     -------      --------
  Total increase (decrease) in property
    rentals...................................                 194,659       199,454     1,091       2,755        (8,641)
                                                              --------      --------   -------     -------      --------
Tenant expense reimbursements:
  Increase (decrease) due to
   acquisitions/dispositions .................                   4,200         4,200        --          --            --
  Other ......................................                   3,284         2,195       311        (616)        1,394
                                                              --------      --------   -------     -------      --------
Total increase (decrease) in tenant expense
   reimbursements ............................                   7,484         6,395       311        (616)        1,394
                                                              --------      --------   -------     -------      --------
Other Income:
  Increase due to acquisitions/dispositions ..                   7,443         7,443        --          --
  Other ......................................                   1,300         1,245      (300)      1,100          (745)
Total increase (decrease) in other income ....                   8,743         8,688      (300)      1,100          (745)
                                                              --------      --------   -------     -------      --------
Total increase (decrease) in  revenues .......                $210,886      $214,537   $ 1,102     $ 3,239      $ (7,992)
                                                              ========      ========   =======     =======      ========

(1) Average occupancy and REVPAR for the Hotel Pennsylvania was 58% and $52.39 for the six months ended June 30, 2002 compared to 67% and $76.54 for the prior year's six months.

     See supplemental information beginning on page 42 for further details.

     EXPENSES

     The Company's expenses were $411,840,000 for the six months ended June 30, 2002, compared to $300,828,000 in the six months ended June 30, 2001, an increase of $111,012,000 of which $95,526,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations. Below are the details of the increase (decrease) by segment:

   (amounts in thousands)
                                                                                                      Merchandise
                                                                      Total       Office      Retail     Mart         Other
                                                                    --------     -------     -------  -----------    -------
   Operating:
     Acquisitions:
     CESCR (effect of acquisition of 66% and consolidation
        vs. equity method accounting for 34%) ....................  $ 52,815     $52,815     $    --     $     --    $    --
     715 Lexington Avenue ........................................       509         509          --           --         --
     Hotel activity ..............................................      (486)         --          --           --       (486)
     Trade Shows activity ........................................       172          --          --          172         --
     Same store operations .......................................     3,489       1,859        (186)        (386)     2,202
                                                                    --------     -------     -------     ---------   -------
                                                                      56,499      55,183        (186)        (214)     1,716
                                                                    --------     -------     -------     ---------   -------
   Depreciation and amortization:
     Acquisitions ................................................    31,215      31,215          --           --         --
     Same store operations .......................................     3,985       1,092         (81)       1,262      1,712
                                                                    --------     -------     -------     ---------   -------
                                                                      35,200      32,307         (81)       1,262      1,712
                                                                    --------     -------     -------     ---------   -------
   General and administrative:
     Appreciation in value of  Vornado shares and other
         securities held in officers' deferred compensation
         trust in the six months ended June 30, 2001 .............      (739)         --          --           --       (739)
     Acquisitions ................................................    11,496      11,496          --           --         --
     Other expenses ..............................................      (194)      1,007         964          460     (2,625)
                                                                    --------     -------     -------     ---------   -------
     Total increase (decrease) in general and administrative .....    10,563      12,503         964          460     (3,364)
                                                                    --------     -------     -------     ---------   -------
   Amortization of officer's deferred compensation expense .......    13,750          --          --           --     13,750
                                                                    --------     -------     -------     ---------   -------
   Costs of acquisitions not consummated .........................    (5,000)         --          --           --     (5,000)
                                                                    --------     -------     -------     ---------   -------
                                                                    $111,012     $99,993     $   697     $  1,508    $ 8,814
                                                                    ========     =======     =======     =========   =======

     INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $10,055,000 in the six months ended June 30, 2002, compared to $16,980,000 in the six months ended June 30, 2001, a decrease of $6,925,000. This decrease resulted primarily from (i) the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year's six months and (ii) the Company's $1,402,000 share of Alexander's stock appreciation rights compensation expense in the current quarter.

     INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with accounting principles generally accepted in the United States, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who exercises significant control, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income of partially-owned entities for the six months ended June 30, 2002 as compared to the prior year:

                                                                                                                       Starwood
                                                                           Temperature      Newkirk       Las           Ceruzzi
                                                                            Controlled       Joint      Catalinas        Joint
(amounts in thousands)                            Total        CESCR        Logistics       Venture        Mall         Venture
                                               -----------  ----------     -----------    -----------  ----------     ----------
JUNE 30, 2002:
 Revenues .................................    $   234,857                 $    62,709    $   146,050  $    7,329     $      117
 Expenses:
  Operating, general and administrative ...        (19,616)                     (4,217)        (4,578)     (1,939)          (913)
  Depreciation ............................        (60,373)                    (29,686)       (26,498)     (1,032)          (523)
  Interest expense ........................        (88,050)                    (21,873)       (60,594)     (2,519)            --
  Other, net ..............................         (1,556)                     (1,805)          (336)         --             62
                                               -----------                 -----------    -----------  ----------     ----------
 Net income/(loss) ........................    $    65,262                 $   5,128(2)   $    54,044  $    1,839     $   (1,257)
                                               ===========                 ===========    ===========  ==========     ==========

 Vornado's interest .......................                                         60%            21%         50%            80%
 Equity in net income .....................    $    15,700                 $     3,077    $    11,403  $      937     $   (1,006)
 Interest and other income ................          4,903                         306          4,597          --             --
 Fee income ...............................          3,009                       3,009             --          --             --
                                               -----------                 -----------    -----------  ----------     ----------
 Income from partially-owned entities .....    $    23,612  $       --(1)  $     6,392    $    16,000  $      937     $   (1,006)
                                               ===========  ==========     ===========    ===========  ==========     ==========

JUNE 30, 2001:
 Revenues .................................    $   430,355  $  188,692     $    64,961    $   143,808  $    7,206     $      800
 Expenses:
  Operating, general and administrative ...        (88,137)    (63,949)         (4,071)        (6,875)     (1,823)          (406)
  Depreciation ............................        (86,603)    (25,292)        (29,113)       (27,979)     (1,007)          (321)
  Interest expense ........................       (154,045)    (57,811)        (22,935)       (65,857)     (2,546)            --
  Other, net ..............................          3,515         111           1,110           (677)         --          1,743
                                               -----------  ----------     -----------    -----------  ----------     ----------
 Net income/(loss) ........................    $   105,085  $   41,751     $     9,952    $    42,420  $    1,830     $    1,816
                                               ===========  ==========     ===========    ===========  ==========     ==========

 Vornado's interest .......................                         34%             60%            30%         50%            80%
 Equity in net income .....................    $    36,318  $   14,195     $     5,971    $    12,726  $      939     $    1,453
 Interest and other income ................          3,917          --             715          3,202          --             --
 Fee income ...............................          2,983          --           2,983             --          --             --
                                               -----------                 -----------    -----------  ----------     ----------
 Income from partially-owned entities .....    $    43,218  $   14,195     $     9,669    $    15,928  $      939     $    1,453
                                               ===========                 ===========    ===========  ==========     ==========

(DECREASE) INCREASE IN
INCOME FROM  PARTIALLY-OWNED ENTITIES .....    $   (19,606) $  (14,195)(1) $    (3,277)   $       $72  $        -(2)  $   (2,459)(3)
                                               ===========                 ===========    ===========  ==========     ==========

                                                Partially-
                                                  Owned
                                                  Office
(amounts in thousands)                          Buildings        Other
                                               -----------     ---------
JUNE 30, 2002:
 Revenues .................................    $    18,652
 Expenses:
  Operating, general and administrative ...         (7,969)
  Depreciation ............................         (2,634)
  Interest expense ........................         (3,064)
  Other, net ..............................            523
                                               -----------
  Net income/(loss) .......................    $     5,508
                                               ===========
  Vornado's interest ......................             22%
  Equity in net income ....................    $     1,237     $      52
  Interest and other income ...............             --            --
  Fee income ..............................             --            --
                                               -----------     ---------
 Income from partially-owned entities .....    $     1,237     $      52
                                               ===========     =========

JUNE 30, 2001:
 Revenues .................................    $    24,888
 Expenses:
  Operating, general and administrative ...        (11,013)
  Depreciation ............................         (2,891)
  Interest expense ........................         (4,896)
  Other, net ..............................          1,228
                                               -----------
  Net income/(loss) .......................    $     7,316
                                               ===========

  Vornado's interest ......................             39%
  Equity in net income ....................    $     2,865     $  (1,831)
  Interest and other income ...............             --            --
  Fee income ..............................             --            --
                                               -----------     ---------
 Income from partially-owned entities ......    $     2,865    $  (1,831)(5)
                                               ===========     =========

(DECREASE) INCREASE IN
INCOME FROM  PARTIALLY-OWNED ENTITIES .....    $    (1,628)(4) $   1,883(5)
                                               ===========     =========

----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2)  Excludes the write-off of goodwill of $25,817 upon the adoption of SFAS 142
     - "Goodwill and Other Intangible Assets." The Company's share of this write-off of $15,490 is reflected as a cumulative effect of change in accounting principle on the Company's Consolidated Statements of Income.
(3) The prior year's six months includes $1,300 for the Company's share of a gain on sale of a property.
(4) The six months ended June 30, 2002 excludes 570 Lexington Avenue which was sold in May 2001.
(5) The prior year's six months includes $1,352 for the Company's share of equity in loss of its Russian Tea Room ("RTR") investment. In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

     INTEREST AND OTHER INVESTMENT INCOME

     Interest and other investment income (interest income on mortgage loans receivable, other interest income, and dividend income) was $19,577,000 for the six months ended June 30, 2002, compared to $29,347,000 in the six months ended June 30, 2001, a decrease of $9,770,000. Of this decrease (i) $1,244,000 resulted from the lower yield on the investment of the proceeds received from the repayment of its loan to NorthStar Partnership, L.P. in May 2002, (ii) $7,599,000 resulted primarily from the Company not recognizing income on its loans to Primestone and Vornado Operating Company (see "Liquidity and Capital Resources -- Vornado Operating Company") for the six months ended June 30, 2002 and (iii) $927,000 resulted from lower yields on other investments.

     INTEREST AND DEBT EXPENSE

     Interest and debt expense was $118,137,000 for the six months ended June 30, 2002, compared to $93,389,000 in the six months ended June 30, 2001, an increase of $24,748,000. This increase was primarily comprised of (i) $49,404,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of their operations, partially offset by (ii) a $24,656,000 savings from a 282 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

     NET GAIN (LOSS) ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS

        The following table sets forth the details of net (loss) gain on disposition of wholly-owned and partially-owned assets for the six months ended June 30, 2002 and 2001:

                                                                                For the Six Months Ended
(amounts in thousands)                                                                  June 30,
                                                                                ------------------------
                                                                                    2002         2001
                                                                                -----------   ----------
Wholly-owned Assets:
 Loss on Primestone foreclosure .............................................   $   (17,671)  $       --
 Gain on sale of Kinzie Park condominiums units .............................         1,875           --
 Net gain on sale of marketable securities ..................................        12,346           --
 Net gain from condemnation proceedings .....................................            --        3,050
 Write-off of investments in technology companies ...........................            --      (18,284)
Partially-owned Assets:
 Net gain on sale of 50% interest in 570 Lexington Avenue ...................            --       12,445
                                                                                -----------   ----------
                                                                                $    (3,450)  $   (2,789)
                                                                                ===========   ==========

LIQUIDITY AND CAPITAL RESOURCES

     SIX MONTHS ENDED JUNE 30, 2002

     Cash flow provided by operating activities of $247,298,000 was primarily comprised of (i) income of $187,716,000, (ii) adjustments for non-cash items of $89,967,000, partially offset by (iii) the net change in operating assets and liabilities of $33,835,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $13,750,000, (iii) depreciation and amortization of $97,151,000, (iv) minority interest of $1,543,000, partially offset by (v) the effect of straight-lining of rental income of $18,939,000, and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $33,667,000.

     Net cash used in investing activities of $75,791,000 was primarily comprised of (i) recurring capital expenditures of $27,851,000, (ii) non-recurring capital expenditures of $13,603,000, (iii) development and redevelopment expenditures of $34,831,000, (iv) investment in notes and mortgages receivable of $741,000, (v) investments in partially-owned entities of $21,984,000, (vi) cash restricted of $113,831,000 for funds escrowed in connection with a mortgage financing, partially offset by (vii) distributions from partially-owned entities of $67,454,000, (viii) repayments on notes receivable of $60,000,000 and (ix) proceeds from the sale of marketable securities of $53,445,000.

     Net cash provided by financing activities of $247,092,000 was primarily comprised of (i) distributions to Class A unitholders of $169,838,000, (ii) distributions to preferred unitholders of $82,809,000, (iii) repayments of borrowings of $200,612,000, partially offset by proceeds from (iv) the issuance of common units of $56,658,000, (v) notes and mortgages payable of $622,765,000, of which $500,000,000 was from the issuance of the Company's senior unsecured notes on June 24, 2002, and (vi) the exercise of employee unit options of $23,728,000.

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

(amounts in thousands)
                                                                  New York                              Merchandise
 Capital Expenditures:                                 Total     City Office     CESCR      Retail         Mart         Other
                                                     ---------   -----------   ---------   --------    -------------   --------
  Expenditures to maintain the assets:
   Recurring .............................           $   6,095   $     2,411   $   1,734   $    397    $       1,112   $    441
   Non-recurring .........................               7,090         3,762       1,570         --            1,758         --
                                                     ---------   -----------   ---------   --------    -------------   --------
                                                        13,185         6,173       3,304        397            2,870        441
                                                     ---------   -----------   ---------   --------    -------------   --------
  Tenant improvements:
   Recurring .............................              21,756         6,857      12,783        765            1,351         --
   Non-recurring .........................               6,513         1,525       4,988         --               --         --
                                                     ---------   -----------   ---------   --------    -------------   --------
                                                        28,269         8,382      17,771        765            1,351         --
                                                     ---------   -----------   ---------   --------    -------------   --------
  Total                                              $  41,454   $    14,555   $  21,075   $  1,162    $       4,221   $    441
                                                     =========   ===========   =========   ========    =============   ========
 Leasing Commissions:
   Recurring .............................           $   3,659   $     2,028   $   1,292   $    153    $          98   $     88
   Non-recurring .........................               2,644         1,630       1,014         --               --         --
                                                     ---------   -----------   --------    -------     ------------    -------
                                                     $   6,303   $     3,658   $   2,306   $    153    $          98   $     88
                                                     ---------   -----------   ---------   --------    -------------   --------
Total Capital Expenditures and Leasing Commissions:
   Recurring .............................           $  31,510   $    11,296   $  15,809   $  1,315    $       2,561   $    529
   Non-recurring .........................              16,247         6,917       7,572         --            1,758         --
                                                     ---------   -----------   ---------   --------    -------------   --------
                                                     $  47,757   $    18,213   $  23,381   $  1,315    $       4,319   $    529
                                                     ---------   -----------   ---------   --------    -------------   --------
Development and Redevelopment Expenditures:
   Palisades-Fort Lee, NJ (1) ............           $   9,287   $        --   $      --   $     --    $          --   $  9,287
   Other .................................              25,544        20,189       5,097       (871)(2)          558        571
                                                     ---------   -----------   ---------   --------    -------------   --------
                                                     $  34,831   $    20,189   $   5,097   $   (871)   $         558   $  9,858
                                                     =========   ===========   =========   ========    =============   ========

----------
(1) Does not include $15,421 of Fort Lee development costs funded by a construction loan.
(2) Represents reimbursements from tenants for expenditures incurred in the prior year.

     VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     Pursuant to a revolving credit facility which expires December 31, 2004, Vornado Operating owes the Company $31,489,000 at June 30, 2002. Vornado Operating has disclosed that in the aggregate, its investments do not, and for the foreseeable future, are not expected to generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates further lease restructuring and the sale of non-core assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility which may be extended. Since January 1, 2002, the Company has not recognized income on the debt under this facility.

     SIX MONTHS ENDED JUNE 30, 2001

     Cash flows provided by operating activities of $192,866,000 was primarily comprised of (i) income of $177,516,000 and (ii) adjustments for non-cash items of $8,903,000 and (iii) the net change in operating assets and liabilities of $21,642,000. The adjustments for non-cash items are primarily comprised of (i) cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of equity investments in technology companies of $18,284,000, (iii) depreciation and amortization of $61,951,000 and (iv) minority interest of $768,000, partially offset by (v) the effect of straight-lining of rental income of $14,542,000 and (vi) equity in net income of partially-owned entities and income applicable to Alexander's of $60,198,000.

     Net cash used in investing activities of $59,966,000 was primarily comprised of (i) recurring capital expenditures of $26,490,000, (ii) non-recurring capital expenditures of $22,836,000, (iii) development and redevelopment expenditures of $74,856,000, (iv) investment in notes and mortgages receivable of $30,767,000, (v) investments in partially-owned entities of $25,221,000 partially offset by, (vi) distributions from partially-owned entities of $93,032,000 and (vii) a decrease in restricted cash arising primarily from the repayment of mortgage escrows of $27,851,000.

     Net cash used in financing activities of $149,969,000 was primarily comprised of (i) proceeds from borrowings of $118,853,000, partially offset by,
(ii) repayments of borrowings of $111,748,000, (iii) distributions to Class A unitholders of $90,992,000, and (iv) distributions to preferred unitholders of $71,636,000.

     Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

                                                                        New York                   Merchandise
            (amounts in thousands)                          Total      City Office      Retail        Mart         Other
                                                         ----------   -------------   ---------   -------------  ---------
            Capital Expenditures:
 Expenditures to maintain the assets:
   Recurring ........................................    $    8,268   $       4,937   $    412    $       1,187  $   1,732
   Non-recurring ....................................        19,732          10,523         --            3,259      5,950
                                                         ----------   -------------   ---------   -------------  ---------
                                                             28,000          15,460        412            4,446      7,682
                                                         ----------   -------------   ---------   -------------  ---------
 Tenant improvements:
   Recurring ........................................        18,222          15,242        265            2,715         --
   Non-recurring ....................................         3,104           3,104         --               --         --
                                                         ----------   -------------   ---------   -------------  ---------
                                                             21,326          18,346        265            2,715         --
                                                         ----------   -------------   ---------   -------------  ---------
 Total ..............................................    $   49,326   $      33,806   $    677    $       7,161  $   7,682
                                                         ==========   =============   =========   =============  =========

Leasing Commissions:
   Recurring ........................................    $    6,090   $       5,710   $    195    $          48  $     137
   Non-recurring ....................................            --              --         --               --         --
                                                         ----------   -------------   ---------   -------------  ---------
                                                         $    6,090   $       5,710   $    195    $          48  $     137
                                                         ----------   -------------   ---------   -------------  ---------
Development and Redevelopment:
 Expenditures:
   Park Laurel (80% interest) .......................    $   29,212   $          --   $     --    $          --  $  29,212
   Market Square on Main Street .....................        17,597              --         --           17,597         --
   Other ............................................        28,047          14,682      1,964            1,863      9,538(1)
                                                         ----------   -------------   ---------   -------------  ---------
                                                         $   74,856   $      14,682   $  1,964    $      19,460  $  38,750
                                                         ----------   -------------   ---------   -------------  ---------

----------
(1) Does not include $37,592 of Fort Lee development costs funded by a construction loan.

SUPPLEMENTAL INFORMATION

      Below is a summary of net income, EBITDA and funds from operations for the three and six months ended June 30, 2002 and 2001, giving effect to the following transactions as if they had occurred on January 1, 2001: (i) the acquisition of the remaining 66% of CESCR on January 1, 2002 and (ii) Vornado's November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

                                                  Three Months Ended            Six Months Ended
                                              --------------------------   --------------------------
                                                               June 30,                     June 30,
      (amounts in thousands)                   June 30,         2001        June 30,         2001
                                                2002        (Pro Forma)      2002        (Pro Forma)
                                              ----------   -------------   ----------   -------------
      Revenues..............................  $  353,247   $     341,686   $  699,571   $     679,542
                                              ==========   =============   ==========   =============
      Net income............................  $  105,376   $     105,947   $  187,716   $     203,095
      Preferred unit distributions..........      (5,896)         (9,192)     (12,027)        (18,865)
      Preferential allocations..............     (24,142)        (33,900)     (48,203)        (67,500)
                                              ----------   -------------   ----------   -------------
      Net income applicable to Class A Units  $   75,338         $62,855   $  127,486   $     116,730
                                              ==========   =============   ==========   =============
      Net income per Class A Unit - diluted   $      .57   $         .59   $      .97   $        1.10
                                              ==========   =============   ==========   =============

      EBITDA................................  $  235,599   $     229,575   $  474,627   $     461,745
                                              ==========   =============   ==========   =============

      Below are the details of the changes by segment in EBITDA for the three months ended June 30, 2002 from the three months ended March 31, 2002.

                                                                                                 Temperature
                                                                                 Merchandise      Controlled
(amounts in thousands)                       Total      Office         Retail       Mart          Logistics         Other
                                          ----------  ----------     ----------  -----------     -----------      ----------
Three months ended March 31, 2002......   $  239,028  $  142,878     $   27,534  $    26,228     $    21,237      $   21,151
2002 Operations:
   Same store operations(1)............        4,739       1,954            496        6,018          (4,592)            863
   Non-recurring income and expenses          (8,168)        100         (1,000)        (777)             --          (6,491)
                                          ----------  ----------     ----------  -----------     -----------      ----------
Three months ended June 30, 2002.......   $  235,599  $  144,932     $   27,030  $    31,469     $    16,645      $   15,523
                                          ==========  ==========     ==========  ===========     ===========      ==========
   % increase (decrease) in same
     store operations..................          2.0%        1.4%(2)        1.8%        22.9%(3)       (21.6)%(4)        4.1%
                                          ==========  ==========     ==========  ===========     ===========      ==========

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Same store percentage increase was 1.1% for the New York City office portfolio, and 1.6% for the CESCR portfolio.
(3) Increase results primarily from (i) EBITDA generated by the Chicago NeoCon and High Point North Carolina furniture shows in the three months ended June 30, 2002 in excess of the EBITDA generated by shows in the three months ended March 31, 2002 and (ii) a .7% same store increase in other operations.
(4) The tenant has advised the Landlord that (i) its revenue for the quarter ended June 30, 2002 from the warehouses it leases from the Landlord, was higher than last quarter by .6%, and (ii) its gross profit before rent at these warehouses decreased by $2,724 (6.2%). The increase in revenue is primarily attributable to higher occupancy rates, offset by a reduction in customer inventory turns. The decrease in gross profit is primarily attributable to higher insurance costs, partially offset by lower payroll expenses. In addition, the tenant's cash requirements for capital expenditures, debt service and pension liability funding were $1,668 higher in the current quarter than in the prior quarter, which impacted the ability of the tenant to pay rent.

     LEASING ACTIVITY

          The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity for space previously occupied:

(Square Feet and Cubic Feet in Thousands)
                                                    Office                              Merchandise Mart
                                          ------------------------                  ------------------------
                                                                                                                Temperature
As of June 30, 2002:                       New York                                                              Controlled
                                             City         Cescr         Retail        Office       Showroom      Logistics
                                          ----------    ----------    ----------    ----------    ----------    -----------
   Square feet ..........................     14,325        13,008        11,301         2,831         5,497         17,509
   Cubic feet ...........................         --            --            --            --            --        441,500
   Number of properties .................         22            51            55             9             9             88
   Occupancy rate .......................       96.1%         94.7%         88.5%(3)      89.8%         94.9%          78.6%

   Leasing Activity:
      For the quarter ended
        June 30, 2002:
          Square feet ...................        100(2)        454           403            29           213             --
          Rent per square foot:
            Initial rent(1) ............. $    42.69    $    32.25    $    12.04    $    20.51    $    19.80             --
            Prior escalated rent ........ $    36.33    $    31.44    $     9.91    $    18.35    $    20.16             --
            Percentage increase(decrease)       17.5%          2.6%         21.5%         11.8%         (1.7)%           --

      For the Six Months Ended
        June 30, 2002:
          Square feet ...................        221(2)        913           509            85           416             --
          Rent per square foot:
            Initial Rent(1) ............. $    46.27    $    32.03    $    12.35    $    20.88    $    17.45             --
            Prior escalated rent ........ $    34.51    $    30.50    $     9.67    $    19.81    $    16.95             --
            Percentage increase .........       34.1%          5.0%         27.7%          5.4%          3.0%            --

As of March 31, 2002:
   Square feet ..........................     14,317        13,008        11,301         2,822         5,490         17,695
   Cubic feet ...........................         --            --            --            --            --        445,200
   Number of properties .................         22            51            55             9             9             89
   Occupancy rate .......................       96.7%         94.1%         91.0%         90.4%         95.3%          75.1%

As of December 31, 2001:
   Square feet ..........................     14,300         4,386        11,301         2,840         5,532         17,695
   Cubic feet ...........................         --            --            --            --            --        445,200
   Number of properties .................         22            51            55             9             9             89
   Occupancy rate .......................       97.4%         94.7%         92.0%         90.9%         95.5%          80.7%

As of June 30, 2001:
   Square feet ..........................     14,465         4,249        11,301         2,869         5,044         17,569
   Cubic feet ...........................         --            --            --            --            --        440,200
   Number of properties .................         22            50            55             9             9             88
   Occupancy rate .......................       95.0%         96.0%         92.0%         90.2%         96.8%         74.06%

----------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) In addition to the above, the Company leased 45 and 67 square feet of previously vacant space (first generation space - space which has been vacant for more than nine months) at an average initial rent per square foot of $50.83 and $53.03 for the three and six months ended June 30, 2002.
(3) On June 29, 2002, K-Mart rejected its lease at the Company's Green Acres location (131 square feet at $13.64 per square foot).

SENIOR UNSECURED DEBT COVENANT COMPLIANCE RATIOS

     The following ratios as of and for the three months ended June 30, 2002, are computed pursuant to the covenants and definitions of the Company's senior unsecured notes due 2007 and are presented on a basis to give effect to the Company's sale of the notes and the subsequent repayment of $463 million of mortgages payable as if these transactions had occurred on January 1, 2002.

                                                                  Actual       Required
                                                                  ------   -----------------
          Total Outstanding Debt/Total Assets ..................      42%  Less than 60%

          Secured Debt/Total Assets ............................      37%  Less than 55%

          Interest coverage (Annualized Combined EBITDA to
            Annualized Interest Expense) .......................    3.04   Greater than 1.50

          Unencumbered Assets/ Unsecured Debt ..................     636%  Greater than 150%

     The covenants and definitions of the Company's senior unsecured notes due 2007 are described in Exhibit 4.2 to this quarterly report on Form 10-Q.

FINANCINGS

     The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions would require funding from borrowings or equity offerings.

     On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300,000, (i) $70,000,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002, and (ii) $393,000,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. After the repayment of these mortgages, the balance of the Company's wholly-owned debt was $4,041,929, as compared to $3,970,486 at March 31, 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725, based upon the trailing 3 month LIBOR rate (2.59 % if set on August 1, 2002).

COMMITMENTS

     In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated loan budget, if not funded by Alexander's.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

 (Amounts in Thousands
     Except Per Unit Amounts)

                                                         June 30, 2002                       December 31, 2001
                                           ------------------------------------------    ---------------------------
                                                           Weighted      Effect of 1%                    Weighted
                                                            Average       Change In                       Average
                                             Balance     Interest Rate    Base Rates       Balance     Interest Rate
                                           -----------   -------------   ------------    -----------   -------------
      Wholly-owned debt:
          Variable rate ................   $ 1,801,498            3.04%  $     11,707(1) $ 1,182,605            3.39%
          Fixed rate ...................     2,633,431            7.29%            --      1,294,568            7.53%
                                           -----------                   ------------    -----------
                                           $ 4,434,929            5.56%        11,707    $ 2,477,173
                                           ===========                   ============    ===========

      Partially-owned debt:
          Variable rate ................   $    14,775            5.07%           559(2) $    85,516            5.63%
          Fixed rate ...................       847,754            8.66%            --      1,234,019            8.29%
                                           -----------                   ------------    -----------
                                           $   862,529            8.60%           559    $ 1,319,535
                                           ===========                   ============    ===========

      Preferential allocations .........                                       (2,503)
                                                                         ============
      Total decrease in the
        Company's annual net income ....                                                 $     9,763
                                                                                         ===========
          Per Class A Unit-diluted .....                                                 $       .07
                                                                                         ===========

----------
(1) The effect of a 1% change in wholly-owned debt base rates shown above is calculated after giving effect to (i) the Company's issuance of $500,000 senior unsecured notes due 2007 and the use of proceeds to repay existing variable rate debt and (ii) the exclusion of $238,659 of variable rate mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties as the proceeds are held in a restricted mortgage escrow account which bears interest at the same rate as the loans.
(2) The effect of a 1% change in partially-owned debt base rates shown above is calculated after including $41,148, representing the Company's 14.9% share of Prime Group Realty L.P.'s ("PGE") outstanding variable rate debt as at March 31, 2002. PGE has not filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, prior to the filing of this quarterly report on Form 10-Q.

PART II.    OTHER INFORMATION

ITEM1.  LEGAL PROCEEDINGS

     The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     As a result of the Company's April 30, 2002 foreclosure on the partnership units of Prime Group Realty L.P., the Company's litigation against Primestone discussed in the quarterly report on Form 10-Q for the quarter ended March 31, 2002, has been dismissed pursuant to the parties stipulation on May 28, 2002.

     As previously disclosed, on February 13, 2002, Primestone counterclaimed against the Company, alleging, among other things, that the Company tortiously interfered with a prospective contract with Cadim inc., and on March 4, 2002, the Company filed an answer denying the essential allegations of the counterclaim. On May 20, 2002, the Company served a motion for summary judgment asking the Court to enter judgment in its favor on its claims against Primestone and to dismiss Primestone's counterclaims. On July 31, 2002, Primestone moved for leave to amend its counterclaim, primarily to assert that Vornado's April 30, 2002 foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code. This litigation is continuing. See "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for more information about this litigation.

     Primestone and several affiliates commenced an action against the Company on May 3, 2002 in New York Supreme Court, alleging substantially the same causes of action as in Primestone's February 13, 2002 counterclaim. In the May 3, 2002 action, Primestone also alleges that Vornado's foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code. On June 10, 2002, Vornado moved to dismiss this action. This litigation is continuing.

     On May 9, 2002, five affiliates of Primestone asserted counterclaims in an action which the Company had commenced against them on March 2, 2002 in New York Supreme Court. The counterclaims are virtually identical to the claims asserted in the May 3, 2002 action. On May 29, 2002, Vornado filed answer denying the essential allegations of this counterclaim. This litigation is continuing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed in the attached Exhibit Index.
 (b)    Reports on Form 8-K:
          During the quarter ended June 30, 2002, the Company filed the following report on Form 8-K.

       Period Covered
     (Date of Earliest
       Event Reported)                                Items Reported             Dated Filed
     -----------------                                --------------             -----------
      June 24, 2002      Issuance and sale of $500,000,000 aggregate principal  June 24, 2002 amount of 5.625% Notes due 2007 of the Operating
                         Partnership.

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

                                               VORNADO REALTY L.P.
                                       -----------------------------------------
                                                  (Registrant)

                                   By: Vornado Realty Trust, the General Partner


Date:  August 14, 2002             By:        /s/ Joseph Macnow
                                       -----------------------------------------
                                       Joseph Macnow, Executive Vice President -
                                             Finance and Administration,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------
   2.1   --  Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado, Vornado Merger Sub L.P.,
              Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith,
              individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc.-- Incorporated by
              reference to Exhibit 2.1 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on January
              16, 2002.....................................................................................................  *

   3.1   --  Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and
              Taxation of Maryland on April 16, 1993-- Incorporated by reference to Exhibit 3(a) of Vornado's
              Registration Statement on Form S-4 (File No. 333-60286), filed on April 15, 1993.............................. *

   3.2   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996-- Incorporated by reference to Exhibit 3.2 of Vornado's Annual
              Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002.......  *

   3.3   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997-- Incorporated by reference to Exhibit 3.3 of Vornado's Annual
              Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11954), filed on March 11, 2002.........  *

   3.4   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997-- Incorporated by reference to Exhibit 3.2 of Vornado's
              Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000................................  *

   3.5   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998-- Incorporated by reference to Exhibit 3.1 of Vornado's Current
              Report on Form 8-K, dated April 22, 1998 (File No. 001-11954), filed on April 28, 1998.......................  *

   3.6   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999-- Incorporated by reference to Exhibit 3.4 of Vornado's
              Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000................................  *

   3.7   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000-- Incorporated by reference to Exhibit 3.5 of Vornado's
              Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000................................  *

   3.8   --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000-- Incorporated by reference to Exhibit 4.6 of Vornado's
              Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001............................  *

   3.9   --  Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002-- Incorporated by reference to
              Exhibit 3.9 of Vornado's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No.
              001-11954), filed on August 7, 2002..........................................................................  *

---------------
*    Incorporated by reference

EXHIBIT
  NO.
--------
   3.10  --  Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002-- Incorporated by reference to
              Exhibit 3.10 of Vornado's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No.
              001-11954), filed on August 7, 2002..........................................................................  *

   3.11  --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial Interest,
              liquidation preference $50.00 per share-- Incorporated by reference to Exhibit 4.1 of Vornado's Current
              Report on Form 8-K, dated April 3, 1997 (File No. 001-11954), filed on April 8, 1997.........................  *

   3.12  --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of Beneficial
              Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15,
              1997-- Incorporated by reference to Exhibit 3.10 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002........................................  *

   3.13  --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred Shares of
              Beneficial Interest, no par value (the "Series D-1 Preferred Shares")-- Incorporated by reference to
              Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998.........................................................................................  *

   3.14  --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest,
              liquidation preference $25.00 per share, no par value -- Incorporated by reference to Exhibit 3.2 of
              Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9,
              1999.........................................................................................................  *

   3.15  --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial
              Interest, liquidation preference $25.00 per share, no par value -- Incorporated by reference to Exhibit
              3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
              1999.........................................................................................................  *

   3.16  --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable Preferred Shares of
              Beneficial Interest, liquidation preference $25.00 per share, no par value-- Incorporated by reference to
              Exhibit 3.7 of Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on May 19,
              1999.........................................................................................................  *

   3.17  --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative Redeemable Preferred
              Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of
              Maryland on May 27, 1999-- Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form
              8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999..........................................  *

   3.18  --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated
              September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September
              3, 1999-- Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
              September 3, 1999 (File No. 001-11954), filed on October 25, 1999............................................  *

   3.19  --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated
              September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September
              3, 1999-- Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
              September 3, 1999 (File No. 001-11954), filed on October 25, 1999............................................  *

---------------
*    Incorporated by reference

EXHIBIT
  NO.
---------
   3.20  --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred Shares --
              Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated November 24, 1999
              (File No. 001-11954), filed on December 23, 1999.............................................................  *

   3.21  --  Articles Supplementary Classifying Vornado's Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated
              May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000--
              Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File
              No. 001-11954), filed May 19, 2000...........................................................................  *

   3.22  --  Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated
              May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000--
              Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File
              No. 001-11954), filed on June 16, 2000.......................................................................  *

   3.23  --  Articles Supplementary Classifying Vornado's Series D-8 8.25% Cumulative Redeemable Preferred Shares --
              Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 8, 2000
              (File No. 001-11954), filed on December 28, 2000.............................................................  *

   3.24  --  Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001--
              Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 001-11954),
              filed on October 12, 2001....................................................................................  *

   3.25  --  Amended and Restated Bylaws of Vornado, as amended on March 2, 2000-- Incorporated by reference to Exhibit
              3.12 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000.......................................................................................  *

   3.26  --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of
              October 20, 1997 (the "Partnership Agreement")-- Incorporated by reference to Exhibit 3.4 of Vornado's
              Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 31, 1998......................  *

   3.27  --  Amendment to the Partnership Agreement, dated as of December 16, 1997-Incorporated by reference to Exhibit
              3.5 of Vornado's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11954)
              filed on March 31, 1998......................................................................................  *

   3.28  --  Second Amendment to the Partnership Agreement, dated as of April 1, 1998-- Incorporated by reference to
              Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998....  *

   3.29  --  Third Amendment to the Partnership Agreement, dated as of November 12, 1998-- Incorporated by reference to
              Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998.........................................................................................  *

   3.30  --  Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998-- Incorporated by reference to
              Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on
              February 9, 1999.............................................................................................  *

   3.31  --  Exhibit A to the Partnership Agreement, dated as of December 22, 1998-- Incorporated by reference to
              Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999..........................................................................................  *

---------------
*    Incorporated by reference

EXHIBIT
  NO.
---------
   3.32  --  Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 -- Incorporated by reference to
              Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on
              March 17, 1999 ..............................................................................................  *

   3.33  --  Exhibit A to the Partnership Agreement, dated as of March 11, 1999-- Incorporated by reference to Exhibit
              3.2 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17,
              1999.........................................................................................................  *

   3.34  --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 -- Incorporated by reference to
              Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
              July 7, 1999.................................................................................................  *

   3.35  --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999-- Incorporated by reference to
              Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
              July 7, 1999.................................................................................................  *

   3.36  --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999-- Incorporated by reference to
              Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on
              July 7, 1999.................................................................................................  *

   3.37  --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999-- Incorporated by reference to
              Exhibit 3.3 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999..........  *

   3.38  --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999-- Incorporated by reference to
              Exhibit 3.4 of Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999..........................................................................................  *

   3.39  --  Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999-- Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999...................................................................................  *

   3.40  --  Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 -- Incorporated by reference to
              Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May
              19, 2000.....................................................................................................  *

   3.41  --  Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000-- Incorporated by reference to
              Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on
              June 16, 2000................................................................................................  *

   3.42  --  Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000-- Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000.........................................................................................  *

   3.43  --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000-- Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001...........................................................................................  *

   3.44  --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001-- Incorporated by reference to
              Exhibit 3.3 of Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October
              12, 2001.....................................................................................................  *

---------------
*    Incorporated by reference

EXHIBIT
  NO.
---------
   3.45  --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001-- Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001..........................................................................................  *

   3.46  --  Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002-- Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002...........  *

   3.47  --  Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002-- Incorporated by reference to
              Exhibit 3.47 of Vornado's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No.
              001-11954), filed on August 7, 2002..........................................................................  *

   4.1   --  Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee--
              Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on Form 8-K dated June
              19, 2002 (File No. 000-22685), filed on June 24, 2002........................................................  *

   4.2   --  Officer's Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002-- Incorporated by reference to Exhibit 4.2 of Vornado's Quarterly Report on Form 10-Q for the period ended June 30,
              2002 (File No. 001-11954), filed on August 7, 2002...........................................................  *

   10.1  --  Amended and Restated Credit Agreement dated July 3, 2002, between 59th Street Corporation and Vornado
              Lending L.L.C. (evidencing $40,000,000 of debt) -- Incorporated by reference to Exhibit 10(i)(B)(1) of
              Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on
              August 7, 2002...............................................................................................  *

   10.2  --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending L.L.C. (evidencing a
              $20,000,000 loan)-- Incorporated by reference to Exhibit 10(i)(B)(2) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
              2002.........................................................................................................  *

   10.3  --  Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending
              L.L.C. (evidencing a $50,000,000 line of credit facility)-- Incorporated by reference to Exhibit
              10(i)(B)(3) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
              001-06064), filed on August 7, 2002..........................................................................  *

   10.4  --  Credit Agreement, dated July 3, 2002, between Alexander's and Vornado Lending L.L.C. (evidencing a
              $35,000,000 loan)-- Incorporated by reference to Exhibit 10(i)(B)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002......................  *

   10.5  --  Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of
              Bayerische Hypo--and Vereinsbank AG, New York Branch, as Agent for the Lenders-- Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
              001-06064), filed on August 7, 2002..........................................................................  *

   10.6  --  Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., 731 Commercial LLC,
              731 Residential LLC and Vornado Realty L.P.-- Incorporated by reference to Exhibit 10(i)(C)(8) of
              Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on
              August 7, 2002...............................................................................................  *

   10.7  --  Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc.
              and Vornado Realty L.P.-- Incorporated by reference to Exhibit 10(i)(E)(3) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002......................  *

---------------
*    Incorporated by reference

EXHIBIT
  NO.
-------
   10.8  --  59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P.,
              731 Residential LLC and 731 Commercial LLC -- Incorporated by reference to Exhibit 10(i)(E)(4) of
              Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on
              August 7, 2002...............................................................................................  *

   10.9  --  Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between
              Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp.-- Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No.
              001-06064), filed on August 7, 2002..........................................................................  *

   10.10 --  59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial
              LLC and Vornado Management Corp. -- Incorporated by reference to Exhibit 10(i)(F)(2) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002 ...........  *

   10.11 --  Amendment to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated May 29, 2002--
              Incorporated by reference to Exhibit 5 of Interstate Properties' Schedule 13D dated May 29, 2002 (File No.
              005-44144), filed on May 30, 2002............................................................................  *

---------------
*    Incorporated by reference