Form 10-Q/A
period 2002-09-30
VORNADO REALTY LP
filed 2002-12-24
CIK 1040765

                                                        EXHIBIT INDEX ON PAGE 33


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        SEPTEMBER 30, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission File Number: 000-22685

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    13-3925979
----------------------------------------------------  --------------------------
  (State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                      Identification Number)

     888 SEVENTH AVENUE, NEW YORK, NEW YORK                     10019
----------------------------------------------------  --------------------------
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

                                 /X/ Yes  / / No

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Part I. Item 1. Financial Statements; Part I.
Item 3. Quantitative and Qualitative Disclosures About Market Risk; and Part
II. Item 6. Exhibit 15.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 to revise the accounting for the interest rate swaps relating to its 5.625% Senior Unsecured Notes due 2007 (the "Notes"). The Company appropriately designated the swaps as "fair value hedge transactions" with "no ineffectiveness". The Company reported the $37,293,000 increase in the fair value of the swap assets as an Other Asset on its September 30, 2002 unaudited consolidated balance sheet with a related increase in Accumulated Other Comprehensive Income. Accounting principles generally accepted in the United States of America require an increase in the carrying amount of the Notes instead of the increase in Accumulated Other Comprehensive Income. This Form 10-Q/A restates the September 30, 2002 unaudited consolidated balance sheet to increase the carrying amount of the Notes by $37,293,000 and decrease Accumulated Other Comprehensive Income by a like amount. The change has no effect on the Company's results of operations for the three and nine months ended September 30, 2002, the related per unit amounts or reported cash flows.

     The Company hereby amends Part I. Items 1 and 3 and Part II. Item 6 of the Form 10-Q in their entirety and replaces such Items with the revised items set forth below. Part I. Item 4 is included herein in support of the accompanying certifications of both the Chief Executive Officer and the Chief Financial Officer of Vorando Realty Trust, the sole general partner of the Company. No further changes have been made to the Form 10-Q. Except with respect to Part I. Item 4 and the certifications of the Chief Executive Officer and Chief Financial Officer of Vorando Realty Trust, the sole general partner of the Company, this Form 10-Q/A continues to speak as of the date of the filing of the Form 10-Q that it amends and it has not been updated for any events that have happened subsequent to the date of such filing.

                                      INDEX

                                                                                            Page Number
                                                                                            -----------
PART I.           FINANCIAL INFORMATION:

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                    September 30, 2002 (as restated) and December 31, 2001....................    3

                    Consolidated Statements of Income for the Three Months and Nine Months
                    Ended September 30, 2002 and September 30, 2001...........................    4

                    Consolidated Statements of Cash Flows for the Nine Months Ended
                    September 30, 2002 and September 30, 2001.................................    5

                    Notes to Consolidated Financial Statements (as restated for Note 12).....     6

                    Independent Accountants' Report...........................................   27

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk (as restated)..   28

          Item 4.   Controls and Procedures...................................................   28

PART II.            OTHER INFORMATION:

          Item 6.   Exhibits and Reports on Form 8-K..........................................   29

Signatures....................................................................................   30

Certifications................................................................................   31

Exhibit Index.................................................................................   33

   PART I. FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                               VORNADO REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
(amounts in thousands)                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
                                                                                    (RESTATED -
                                                                                  SEE NOTE 12)
                                     ASSETS

Real estate, at cost:
   Land .......................................................................   $   1,535,501    $     895,831
   Buildings and improvements .................................................       5,845,682        3,480,249
   Development costs and construction in progress .............................          45,314          258,357
   Leasehold improvements and equipment .......................................          69,177           55,774
                                                                                  -------------    -------------
        Total .................................................................       7,495,674        4,690,211
   Less accumulated depreciation and amortization .............................        (692,126)        (506,225)
                                                                                  -------------    -------------
        Real estate, net ......................................................       6,803,548        4,183,986
Cash and cash equivalents, including U.S. government obligations under
  repurchase agreements of $38,900 and $15,235 ................................         314,363          265,584
Escrow deposits and restricted cash ...........................................         240,950          204,463
Marketable securities .........................................................          59,515          126,774
Investments in and advances to partially-owned entities, including
  Alexander's of $192,831 and $188,522 ........................................         951,282        1,270,195
Due from officers .............................................................          21,733           18,197
Accounts receivable, net of allowance for doubtful accounts
  of $9,915 and $8,831 ........................................................          67,828           47,406
Notes and mortgage loans receivable ...........................................          95,237          258,555
Receivable arising from the straight-lining of rents ..........................         168,993          138,154
Other assets ..................................................................         342,591          264,029
                                                                                  -------------    -------------
                                                                                  $   9,066,040    $   6,777,343
                                                                                  =============    =============
                        LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable ...................................................   $   3,575,196    $   2,477,173
Senior unsecured notes due 2007, at fair value ($37,293 in excess of accreted
  note balance)................................................................         536,612               --
Accounts payable and accrued expenses .........................................         204,290          179,597
Officers' compensation payable ................................................          15,684            6,708
Deferred leasing fee income ...................................................          11,398           11,940
Other liabilities .............................................................           1,548           51,895
                                                                                  -------------    -------------
   Total liabilities ..........................................................       4,344,728        2,727,313
                                                                                  -------------    -------------
Minority interest .............................................................          25,186           25,795
                                                                                  -------------    -------------
Commitments and contingencies
Partners' Capital:
   Equity .....................................................................       4,827,014        4,089,313
   Distributions in excess of net income ......................................        (142,551)         (95,647)
                                                                                  -------------    -------------
                                                                                      4,684,463        3,993,666
   Deferred compensation units earned but not yet delivered ...................          38,253           38,253
   Deferred compensation units issued but not yet earned ......................          (9,036)              --
   Accumulated other comprehensive income (loss) ..............................         (12,850)          (2,980)
   Due from officers for purchase of common units of beneficial interest ......          (4,704)          (4,704)
                                                                                  -------------    -------------
        Total partners' capital ...............................................       4,696,126        4,024,235
                                                                                  -------------    -------------
                                                                                  $   9,066,040    $   6,777,343
                                                                                  =============    =============

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(amounts in thousands except per unit amounts)

                                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            --------------------------    --------------------------
                                                                2002          2001            2002          2001
                                                            -----------    -----------    -----------    -----------
Revenues:
  Rentals ...............................................   $   310,515    $   211,541    $   922,144    $   628,511
  Expense reimbursements ................................        44,407         36,216        118,526        102,851
  Other income (including fee income from related parties
    of $439 and $250 in each three month period and
    $1,023 and $1,134 in each nine month period) ........         6,286          2,508         20,109          7,588
                                                            -----------    -----------    -----------    -----------
Total revenues ..........................................       361,208        250,265      1,060,779        738,950
                                                            -----------    -----------    -----------    -----------

Expenses:
  Operating .............................................       145,237        102,222        398,950        299,436
  Depreciation and amortization .........................        52,011         29,275        149,162         91,226
  General and administrative ............................        27,352         15,043         74,578         51,706
  Amortization of Officer's deferred compensation
    expense .............................................         6,875             --         20,625             --
  Costs of acquisitions not consummated .................            --             --             --          5,000
                                                            -----------    -----------    -----------    -----------
Total expenses ..........................................       231,475        146,540        643,315        447,368
                                                            -----------    -----------    -----------    -----------

Operating income ........................................       129,733        103,725        417,464        291,582
Income applicable to Alexander's ........................        12,554          4,442         22,609         21,422
Income from partially-owned entities ....................         6,692         18,856         30,304         62,074
Interest and other investment income ....................         6,407         14,584         25,984         43,931
Interest and debt expense ...............................       (61,354)       (43,054)      (179,491)      (136,443)
Net gain on disposition of wholly-owned and partially-
  owned assets ..........................................         4,503          6,495          1,053          3,706
Minority interest .......................................          (403)          (723)        (1,946)        (1,491)
                                                            -----------    -----------    -----------    -----------
Income before cumulative effect of change in accounting
  principle and extraordinary item ......................        98,132        104,325        315,977        284,781
Cumulative effect of change in accounting principle .....            --             --        (30,129)        (4,110)
Extraordinary item ......................................            --             --             --          1,170
                                                            -----------    -----------    -----------    -----------
Net income ..............................................        98,132        104,325        285,848        281,841
Preferred unit distributions (including accretion of
  issuance expenses of $958 in the nine months of 2001) .       (29,855)       (32,189)       (90,200)       (97,940)
                                                            -----------    -----------    -----------    -----------
NET INCOME applicable to Class A Units ..................   $    68,277    $    72,136    $   195,648    $   183,901
                                                            ===========    ===========    ===========    ===========

NET INCOME PER CLASS A UNIT-- BASIC .....................   $       .53    $       .76    $      1.55    $      1.96
                                                            ===========    ===========    ===========    ===========

NET INCOME PER CLASS A UNIT-- DILUTED ...................   $       .52    $       .74    $      1.50    $      1.90
                                                            ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(amounts in thousands)

                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------------
                                                                                          2002                  2001
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................   $          285,848    $          281,841
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of change in accounting principle ...................               30,129                 4,110
         Extraordinary item ....................................................                   --                (1,170)
         Minority interest .....................................................                1,946                 1,491
         Net gain on disposition of wholly-owned and
           partially-owned assets ..............................................               (1,053)               (3,706)
         Depreciation and amortization .........................................              149,162                91,226
         Amortization of Officer's deferred compensation expense ...............               20,625                    --
         Straight-lining of rental income ......................................              (29,622)              (23,987)
         Equity in income of Alexander's .......................................              (22,609)              (21,422)
         Equity in income of partially-owned entities ..........................              (30,304)              (62,074)
         Changes in operating assets and liabilities ...........................              (56,621)               (5,074)
                                                                                   ------------------    ------------------
    Net cash provided by operating activities ..................................              347,501               261,235
                                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress .............................              (47,351)              (68,152)
    Investments in partially-owned entities ....................................              (35,209)              (68,145)
    Distributions from partially-owned entities ................................              100,326               102,404
    Investment in notes and mortgage loans receivable ..........................              (56,091)              (36,831)
    Repayment of notes and mortgage loans receivable ...........................              115,000                 9,057
    Cash restricted, primarily mortgage escrows ................................                  704                13,709
    Additions to real estate ...................................................              (70,029)              (63,687)
    Purchases of marketable securities .........................................               (1,702)               (9,657)
    Acquisitions of real estate ................................................              (23,659)              (11,574)
    Proceeds from sale of marketable securities ................................               73,685                 1,640
    Proceeds from sale of real estate ..........................................                   --               146,197
    Real estate deposits and other .............................................                   --                 2,764
                                                                                   ------------------    ------------------
    Net cash provided by investing activities ..................................               55,674                17,725
                                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ...................................................              654,373               347,853
    Repayments of borrowings ...................................................             (719,761)             (388,319)
    Debt issuance costs ........................................................               (3,970)                   --
    Proceeds from issuance of Class A Units ....................................               56,508                    --
    Proceeds from issuance of preferred units ..................................                   --                52,673
    Distributions to Class A unitholders .......................................             (282,917)             (154,413)
    Distributions to preferred unitholders .....................................              (84,084)              (95,394)
    Exercise of unit options ...................................................               25,455                 9,529
                                                                                   ------------------    ------------------
    Net cash used in financing activities ......................................             (354,396)             (228,071)
                                                                                   ------------------    ------------------

    Net increase in cash and cash equivalents ..................................               48,779                50,889
    Cash and cash equivalents at beginning of period ...........................              265,584               136,989
                                                                                   ------------------    ------------------

    Cash and cash equivalents at end of period .................................   $          314,363    $          187,878
                                                                                   ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of $5,450 in 2002
      and $9,495 in 2001) ......................................................   $          171,132    $          133,051
                                                                                   ==================    ==================

NON-CASH TRANSACTIONS:
    Class A units issued in acquisitions .......................................   $          625,226    $               --
    Financing assumed in acquisitions ..........................................            1,082,480                    --
    Unrealized (loss) gain on securities available for sale ....................                 (112)                2,356

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

     Condensed Consolidated Statements of Income                For the Three Months Ended      For the Nine Months Ended
          (in thousands, except per unit amounts)                      September 30,                   September 30,
                                                               ----------------------------    ----------------------------
                                                                                 Pro Forma                      Pro Forma
                                                                   2002             2001           2002            2001
                                                               ------------    ------------    ------------    ------------
     Revenues ..............................................   $    361,208    $    344,972    $  1,060,799    $  1,024,514
                                                               ============    ============    ============    ============
     Income before cumulative effect of change in accounting
       principle and extraordinary item ....................   $     98,132    $    114,390    $    315,977    $    320,423
     Cumulative effect of change in accounting
       principle ...........................................             --              --         (30,129)         (4,110)
     Extraordinary item ....................................             --             (88)             --           1,082
                                                               ------------    ------------    ------------    ------------
     Net income ............................................         98,132         114,302         285,848         317,395
     Preferred unit distributions ..........................        (29,855)        (32,189)        (90,200)        (97,940)
                                                               ------------    ------------    ------------    ------------
     Net income applicable to Class A Units ................   $     68,277    $     82,113    $    195,648    $    219,455
                                                               ============    ============    ============    ============
     Net income per Class A Unit - basic ...................   $        .53    $        .79    $       1.55    $       2.12
                                                               ============    ============    ============    ============
     Net income per Class A Unit - diluted .................   $        .52    $        .76    $       1.50    $       2.06
                                                               ============    ============    ============    ============

                               VORNADO REALTY L.P.

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

                                   (UNAUDITED)

4.   ACQUISITIONS AND DISPOSITIONS - CONTINUED

     DISPOSITIONS

     The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets for the three and nine months ended September 30, 2002 and 2001:

                                                                   For the Three Months Ended     For the Nine Months Ended
                 (dollars in thousands)                                   September 30,                   September 30,
                                                                  ---------------------------    ----------------------------
                                                                      2002           2001            2002            2001
                                                                  ------------   ------------    ------------    ------------
     Wholly-owned Assets:
       Gain on transfer of mortgages ..........................   $      2,096   $         --    $      2,096    $         --
       Net gain on sale of air rights -
         175 Lexington Avenue(1) ..............................          2,126             --           2,126              --
       Gain on sale of Kinzie Park condominiums units .........            281             --           2,156              --
       Net gain on sale of marketable securities ..............             --             --          12,346              --
       Loss on Primestone foreclosure .........................             --             --         (17,671)             --
       Net gain from condemnation proceedings .................             --             --              --           3,050
       Write-off of investments in technology companies .......             --             --              --         (18,284)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium
         units ................................................             --         13,869              --          13,869
       Write-off of net investment in Russian Tea Room ........             --         (7,374)             --          (7,374)
       Net gain on sale of 50% interest in 570 Lexington
         Avenue ...............................................             --             --              --          12,445
                                                                  ------------   ------------    ------------    ------------
                                                                  $      4,503   $      6,495    $      1,053    $      3,706
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

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

5.   INVESTMENTS IN AND ADVANCES TO PARTIALLY-OWNED ENTITIES

       The Company's investments in and advances to partially-owned entities are as follows:

     INVESTMENTS AND ADVANCES:

                  (dollars in thousands)                   September 30, 2002   December 31, 2001
                                                           ------------------   -----------------
     Temperature Controlled Logistics ...................    $    451,399         $    474,862
     Charles E. Smith Commercial Realty L.P. ("CESCR")(1)              --              347,263
     Alexander's ........................................         192,831              188,522
     Newkirk Joint Ventures(2) ..........................         168,624              191,534
     Prime Group Realty, L.P. and other guarantees(3) ...          39,485                   --
     Partially-Owned Office Buildings(4) ................          30,164               23,346
     Starwood Ceruzzi Joint Ventures ....................          25,865               25,791
     Park Laurel ........................................           4,789               (4,745)
     Other ..............................................          38,125               23,622
                                                             ------------         ------------
                                                             $    951,282         $  1,270,195
                                                             ============         ============

----------
          (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
          (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of:

                                                             September 30, 2002     December 31, 2001
                                                             ------------------     -----------------
                   Investments in limited partnerships..     $          120,359     $         143,269
                   Mortgages and loans receivable.......                 39,511                39,511
                   Other ...............................                  8,754                 8,754
                                                             ------------------     -----------------
                   Total ...............................     $          168,624     $         191,534
                                                             ==================     =================

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

(amounts in thousands)                                                                                 100% OF
                                                                                            PARTIALLY-OWNED ENTITIES DEBT
                                                                                            -----------------------------
                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                                2002            2001
                                                                                            -------------   -------------
Alexander's (33.1% interest) (see "Alexander's" on page 15 for further details):
    Term loan secured by all of Alexander's assets except for the Kings Plaza
    Regional Shopping Center:
         Portion financed by the Company due on January 3, 2006 with interest
            at 12.48% .................................................................      $   95,000      $   95,000
         Portion financed by a bank, due March 15, 2003, with interest at LIBOR + 1.85%
            (repaid on July 3, 2002) ..................................................              --          10,000
    Unsecured Line of Credit financed by the Company, due on January 3, 2006 with
       interest at 12.48% .............................................................          24,000          24,000
    Lexington Avenue construction loan payable, due on December 31, 2005, plus two one-year extensions, with interest at LIBOR plus 2.50% (4.32% at
       September 30, 2002) ............................................................          55,500              --
    Rego Park mortgage payable, due in June 2009, with interest at 7.25% ..............          82,000          82,000
    Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
       with interest at 7.46% (prepayable with yield maintenance) .....................         219,968         221,831
    Paramus mortgage payable, due in October 2011, with interest at 5.92%
       (prepayable without penalty) ...................................................          68,000          68,000
    Other notes and mortgages payable (repaid on July 3, 2002) ........................              --          15,000

Temperature Controlled Logistics (60% interest):
    Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based
       on a 25 year term with interest at 6.94% (prepayable with yield
       maintenance) ...................................................................         576,220         563,782
    Other notes and mortgages payable .................................................          15,324          38,748

Newkirk Joint Ventures (21.5% interest):
    Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average
       interest rate of 11.31% at September 30, 2002 (various prepayment rights) ......       1,467,238       1,336,989

Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
    29 mortgages payable ..............................................................              --       1,470,057
Prime Group Realty L.P. (14.9% interest) (1):
    24 mortgages payable ..............................................................         820,213              --

Partially Owned Office Buildings:
    330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
       with interest at  6.52 % (prepayable with yield maintenance) ...................          60,000          60,000
    Fairfax Square (20% interest) mortgage note payable due in August 2009, with
       interest at 7.50% ..............................................................          69,170              --
    825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
       interest at 8.07% (prepayable with yield maintenance) ..........................          23,356          23,552

Las Catalinas Mall (50% interest):
       Mortgage notes payable (2) .....................................................              --          68,591

Russian Tea Room (50% interest) mortgages payable, due in March 2012, with interest at
    Prime plus 50 basis points (5.25% at September 30, 2002) (3) ......................          13,000          13,000

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

                                                             For The Three Months            For The Nine Months
                  (amounts in thousands)                      Ended September 30,            Ended September 30,
                                                          ---------------------------     -------------------------
                                                              2002            2001           2002           2001
                                                          ------------     ----------     ----------     ----------
     Income applicable to Alexander's:
       33.1% share of equity in net income(1)........     $      5,603     $      592     $    6,097     $    8,283
       Interest income(2)............................            2,531          2,659          7,818          9,021
       Management fees...............................              903            879          2,702          2,663
       Development fees(2)...........................            2,022            188          3,997            563
       Leasing and other fees(2).....................              562            124          1,062            892
       Guarantee fees(2).............................              933             --            933             --
                                                          ------------     ----------     ----------     ----------
                                                          $     12,554     $    4,442     $   22,609     $   21,422
                                                          ============     ==========     ==========     ==========
     Temperature Controlled Logistics:
       60% share of equity in net (loss) income(3)...     $     (2,125)    $    1,353     $      952     $    7,324
       Management fees...............................            1,520          1,887          4,835          5,585
                                                          ------------     ----------     ----------     ----------
                                                                  (605)         3,240          5,787         12,909
                                                          ------------     ----------     ----------     ----------

     CESCR-34% share of equity in net income(4)......               --          7,218             --         21,413
                                                          ------------     ----------     ----------     ----------

     Newkirk Joint Ventures:
        Equity in net income of limited partnerships             6,987(5)       6,635         18,600(5)      19,738
        Interest and other income....................              913          1,273          5,300          4,098
                                                          ------------     ----------     ----------     ----------
                                                                 7,900          7,908         23,900         23,836
                                                          ------------     ----------     ----------     ----------
     Prime Group Realty, L.P. -
        14.9% share of equity in net loss(6).........             (785)            --           (785)            --
     Partially-Owned Office Buildings(7).............              598            411          1,874          3,276
     Other...........................................             (416)            79           (472)           640(8)
                                                          ------------     ----------     ----------     ----------
                                                          $      6,692     $   18,856     $   30,304     $   62,074
                                                          ============     ==========     ==========     ==========

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING

        Following is a summary of the Company's debt, by segment, at September 30, 2002:

(amounts in thousands)

                                                                     INTEREST RATE             BALANCE AS OF
                                                                         AS AT         ------------------------------
                                                                     SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
                                                        MATURITY         2002              2002              2001
                                                       -----------   -------------     -------------     ------------
Notes and Mortgages Payable:
 Fixed Interest:
 Office:
   NYC Office:
    Two Penn Plaza...........................             03/04            7.08%       $     155,446     $    157,697
    888 Seventh Avenue.......................             02/06            6.63%             105,000          105,000
    Eleven Penn Plaza........................             05/07            8.39%              50,639           51,376
    866 UN Plaza.............................             04/04            7.79%              33,000           33,000
   CESCR Office(1):
    Crystal Park 1-5.........................          07/06-08/13     6.66%-8.39%           265,692                 (1)
    Crystal Gateway Crystal Square 5.........          07/12-01/25     6.75%-7.09%           216,362                 (1)
    Crystal Square 2, 3 and 4................          10/10-11/14     7.08%-7.14%           145,779                 (1)
    Skyline Place............................          08/06-12/09      6.6%-6.75%           140,838                 (1)
    1101 17th , 1140 Connecticut, 1730 M &
      1150 17th..............................             08/10            6.74%              97,662                 (1)
    Courthouse Plaza 1 and 2.................             01/08            7.05%              80,462                 (1)
    Crystal Gateway N., Arlington Plaza and
      1919 S. Eads...........................             11/07            6.77%              73,013                 (1)
    Reston Executive I, II & III.............             01/06            6.75%              73,956                 (1)
    Crystal Plaza 1-6........................             10/04            6.65%              70,893                 (1)
    One Skyline Tower........................             06/08            7.12%              65,994                 (1)
    Crystal Malls 1-4........................             12/11            6.91%              67,091                 (1)
    1750 Pennsylvania Avenue.................             06/32            7.26%              49,903                 (1)
    One Democracy Plaza......................             02/05            6.75%              27,852                 (1)
 Retail:
    Cross collateralized mortgages payable on
      42 shopping centers....................             03/10            7.93%             488,523          492,156
    Green Acres Mall.........................             02/08            6.75%             151,282          152,894
    Montehiedra Town Center..................             05/17            8.23%              59,827           60,359
    Las Catalinas Mall(2)....................             11/13            6.97%              67,923               --
 Merchandise Mart:
    Market Square Complex....................             07/11            7.95%              48,651           49,702
    Washington Design Center.................             10/11            6.95%              48,622           48,959
    Washington Office Center.................             02/04            6.80%              45,345           46,572
    Other....................................          03/09-06/13     7.03%-7.71%            44,706           18,951
 Other:
    Industrial Warehouses....................             10/11            6.95%              49,561           50,000
    Student Housing Complex..................             11/07            7.45%              19,078           19,243
    Other....................................                              7.95%               6,944            8,659
                                                                                       -------------     ------------
      Total Fixed Interest Notes and
           Mortgages Payable.................                              7.13%           2,750,044        1,294,568
                                                                                       -------------     ------------

----------
    See footnotes on the following page.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING - CONTINUED

                                                                                 INTEREST RATE            BALANCE AS OF
          (amounts in thousands)                                                     AS AT        ------------------------------
                                                                                 SEPTEMBER 30,    SEPTEMBER 30,     DECEMBER 31,
                                                        MATURITY     SPREAD(7)       2002             2002              2001
                                                       ----------    ---------   -------------    -------------     ------------
Notes and Mortgages Payable:
 Variable Interest:
 Office:
    NYC Office:
     One Penn Plaza(3).......................             06/03        L+125              3.23%   $     275,000     $    275,000

     770 Broadway/595 Madison Avenue
       cross-collateralized mortgage(4)......             04/03        L+40               2.22%         153,659          123,500
     909 Third Avenue........................             07/03        L+165              3.47%         106,129          105,253
     Two Park Avenue(5)......................             03/03        L+145                --               --           90,000
    CESCR Office:
     Tyson Dulles Plaza......................             06/03        L+130              3.11%          69,788                 (1)
     Commerce Executive III, IV & V..........             07/03        L+150              3.31%          53,488                 (1)
     Seven Skyline(5)........................             10/02        L+135                --               --                 (1)
 Merchandise Mart:
     Merchandise Mart(5).....................             10/02        L+150                --               --          250,000
     Furniture Plaza.........................             02/03        L+200              3.82%          48,290           43,524
     33 North Dearborn Street................             09/03        L+175              3.57%          19,000           19,000
     350 North Orleans(5)....................             06/02        L+165                --               --           70,000
     Other...................................             01/03        P-50               4.25%              60              294
 Other:
     Palisades construction loan.............             01/03        L+185              3.66%          99,738           90,526
     Hotel Pennsylvania(6)...................             10/02        L+160                --               --          115,508
                                                                                                  -------------     ------------
       Total Variable Interest Notes and
          Mortgages Payable..................                                             3.60%         825,152        1,182,605
                                                                                                  -------------     ------------
 Total Notes and Mortgages Payable...........                                                     $   3,575,196     $  2,477,173
                                                                                                  =============     ============
 Senior Unsecured Notes due 2007, at fair
    value(5).................................             06/07        L+77               2.59%   $     536,612     $         --
                                                                                                  =============     ============

 Unsecured revolving credit facility.........             03/03        L+90                 --    $          --     $         --
                                                                                                  =============     ============

----------
     (1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was included in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,289,837 was fair valued at $1,322,685 under purchase accounting.
     (2) On September 23, 2002, the Company acquired the 50% of the Mall and the 25% of Kmart's anchor store it did not already own. Prior to this date, the Company accounted for its investment on the equity method and the Company's share of the debt was included in Investments in and Advances to Partially-Owned Entities.
     (3) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and (ii) the granting of two 1-year renewal options to the Company.
     (4) On April 1, 2002, the Company increased its mortgage financing cross-collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. On July 15, 2002, the Company repaid $84,841 with proceeds received from a third party which resulted in a gain on transfer of mortgages of $2,096. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at September 30, 2002 totals $153,659.
     (5) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. Of the net proceeds of approximately $496,300, (i) $70,000 was used to repay the mortgage payable on 350 North Orleans prior to June 30, 2002 and (ii) $393,000 was used to repay the mortgages on Two Park Avenue, the Merchandise Mart and a portion of Seven Skyline in July and August 2002. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% at October 28, 2002). In accordance with SFAS 133, as amended, these swaps were designated and effective as fair value hedges. Accounting for these swaps requires the Company to recognize changes in the fair value of the debt during each reporting period. At September 30, 2002, the fair value adjustment was $37,293 based on the fair value of the swaps and is included in the balance of the Senior Unsecured Notes above.
     (6)  On April 1, 2002, the loan was prepaid in full.
     (7)  Indicates spread over LIBOR ("L") or Prime rate ("P").

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

6.   DEBT AND EQUITY FINANCING - CONTINUED

        The scheduled principal repayments for the next five years and thereafter are as follows:

             (amounts in thousands)

                                                        AS AT
         YEAR ENDING DECEMBER 31,                SEPTEMBER 30, 2002
         ------------------------                ------------------
         2002.................................   $               --
         2003.................................              825,152(1)
         2004.................................              304,684
         2005.................................               27,852
         2006.................................              262,047
         Thereafter...........................            2,654,780

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

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

7.   OTHER RELATED PARTY TRANSACTIONS - CONTINUED

     Effective January 1, 2002, Vornado extended its employment agreement with Mr. Fascitelli for a five year period through December 31, 2006. Pursuant to the extended employment agreement, he is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was signed). The number of shares was set by the Vornado's Compensation Committee in December 2001 to achieve a value of $25,000,000 and had appreciated $2,500,000 as of March 8, 2002. The shares are being held in an irrevocable trust for the benefit of Mr. Fascitelli and will vest on December 31, 2002. Mr. Fascitelli will also receive regular annual cash compensation as determined by Vornado's Compensation Committee and will continue as a member of Vornado's Board of Trustees. Mr. Fascitelli may also borrow up to $20,000,000 from Vornado during the term of his 2002 employment agreement reduced by $8,600,000, the amount of his outstanding loans under his 1996 employment agreement. Each loan will bear interest, payable quarterly, at the applicable Federal Rate on the date the loan is made and will mature on the fifth anniversary of the loan.

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

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

8.   INCOME PER CLASS A UNIT

     The following table sets forth the computation of basic and diluted income per Class A Unit:

                                                                 For The Three Months            For The Nine Months
                                                                 Ended September 30,             Ended September 30,
                                                             ---------------------------      -------------------------
                                                                 2002            2001            2002           2001
                                                             -----------      ----------      ----------     ----------
(amounts in thousands except per unit amounts)

Numerator:
    Income before cumulative effect of change in
      accounting principle and extraordinary item.....       $    98,132      $  104,325      $  315,977     $  284,781
    Cumulative effect of change in accounting
      principle.......................................                --              --         (30,129)        (4,110)
    Extraordinary item................................                --              --              --          1,170
                                                             -----------      ----------      ----------     ----------
    Net income........................................            98,132         104,325         285,848        281,841
    Preferred unit distributions......................           (29,855)        (32,189)        (90,200)       (97,940)
                                                             -----------      ----------      ----------     ----------
Numerator for basic and diluted income per
    Class A Unit - net income applicable to
    Class A Unit......................................       $    68,277      $   72,136      $  195,648     $  183,901
                                                             ===========      ==========      ==========     ==========

Denominator:
    Denominator for basic income per Class A Unit -
      weighted average units..........................           128,231          94,420         126,606         93,742
    Effect of dilutive securities:
      Employee unit options...........................             3,118           3,276           3,792          2,844
      Deferred compensation units issued but not yet
        earned                                                       401              --             254             --
                                                             -----------      ----------      ----------     ----------
    Denominator for diluted income per Class A Unit -
      adjusted weighted average units and
      assumed conversions.............................           131,750          97,696         130,652         96,586
                                                             ===========      ==========      ==========     ==========

INCOME PER CLASS A UNIT - BASIC:
      Income before cumulative effect of change in
        accounting principle and extraordinary item...       $       .53      $      .76      $     1.79     $     2.00
      Cumulative effect of change in accounting
        principle.....................................                --              --            (.24)          (.05)
      Extraordinary item..............................                --              --              --            .01
                                                             -----------      ----------      ----------     ----------
      Net income per Class A Unit.....................       $       .53      $      .76      $     1.55     $     1.96
                                                             ===========      ==========      ==========     ==========

INCOME PER CLASS A UNIT - DILUTED:
      Income before cumulative effect of change in
        accounting principle and extraordinary item...       $       .52      $      .74      $     1.73     $     1.94
      Cumulative effect of change in accounting
         principle....................................                --              --            (.23)          (.05)
      Extraordinary item..............................                --              --              --            .01
                                                             -----------      ----------      ----------     ----------
      Net income per Class A Unit.....................       $       .52      $      .74      $     1.50     $     1.90
                                                             ===========      ==========      ==========     ==========

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

9.   COMPREHENSIVE INCOME

     The following table sets forth the Company's comprehensive income:

      (amounts in thousands)                                      For The Three Months            For The Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                              ---------------------------      -------------------------
                                                                  2002            2001            2002           2001
                                                              -----------      ----------      ----------     ----------
      Net income applicable to Class A units.............     $    68,277      $   72,136      $  195,648     $  183,901
      Adjustment to record cumulative effect of change
          in accounting principle........................              --              --              --          4,110
      Other comprehensive (loss) income..................            (169)         (6,694)         (9,870)         2,356
                                                              -----------      ----------      ----------     ----------
      Comprehensive income...............................     $    68,108      $   65,442      $  185,778     $  190,367
                                                              ===========      ==========      ==========     ==========

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

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.  SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart and Temperature Controlled Logistics, whose operating results are as follows.

                                                                  For The Three Months Ended September 30,
                                        ----------------------------------------------------------------------------------------
(amounts in thousands)                                                          2002
                                        ----------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                    Merchandise     Controlled
                                           Total         Office         Retail          Mart        Logistics          Other(2)
                                        ----------     ----------     ----------    -----------    -----------        ----------
Rentals...............................  $  310,515     $  217,915     $   29,827    $    48,509    $        --        $   14,264
Expense reimbursements................      44,407         27,160         13,246          2,742             --             1,259
Other income..........................       6,286          4,548            450          1,496             --              (208)
                                        ----------     ----------     ----------    -----------    -----------        ----------
Total revenues........................     361,208        249,623         43,523         52,747             --            15,315
                                        ----------     ----------     ----------    -----------    -----------        ----------
Operating expenses....................     145,237         92,824         16,822         23,400             --            12,191
Depreciation and amortization.........      52,011         37,514          3,384          6,920             --             4,193
General and administrative............      27,352          8,899            814          5,593             --            12,046
Amortization of officer's deferred
  compensation expense................       6,875             --             --             --             --             6,875
                                        ----------     ----------     ----------    -----------    -----------        ----------
Total expenses........................     231,475        139,237         21,020         35,913             --            35,305
                                        ----------     ----------     ----------    -----------    -----------        ----------
Operating income......................     129,733        110,386         22,503         16,834             --           (19,990)
Income applicable to Alexander's......      12,554             --             --             --             --            12,554
Income from partially-owned entities..       6,692            598           (734)           (75)          (605)(5)         7,508
Interest and other investment income..       6,407          1,202             88            147             --             4,970
Interest and debt expense.............     (61,354)       (35,501)       (14,082)        (4,516)            --            (7,255)
Net gain on disposition of wholly-
 owned and partially-owned assets.....       4,503             --             --            281             --             4,222
Minority interest.....................        (403)          (787)            --            246             --               138
                                        ----------     ----------     ----------    -----------    -----------        ----------
Income before cumulative effect of
 change in accounting principle and
 extraordinary item...................      98,132         75,898          7,775         12,917           (605)            2,147
Cumulative effect of change in
 accounting principle.................          --             --             --             --             --                --
Extraordinary item....................          --             --             --             --             --                --
                                        ----------     ----------     ----------    -----------    -----------        ----------
Net income............................      98,132         75,898          7,775         12,917           (605)            2,147
Cumulative effect of change in
 accounting principle.................          --             --             --             --             --                --
Extraordinary item....................          --             --             --             --             --                --
Minority interest.....................         403            787             --           (246)            --              (138)
Net gain on disposition of wholly-
 owned and partially-owned assets.....          --             --             --             --             --                --
Interest and debt expense(3)..........      78,042         36,010         14,578          4,516          6,533            16,405
Depreciation and amortization(3)......      64,151         37,945          4,126          6,920          8,389             6,771
Straight-lining of rents(3)...........      (8,226)        (6,802)           216         (1,046)            --              (594)
Other.................................      (4,403)          (973)            --             --             --            (3,430)(4)
                                        ----------     ----------     ----------    -----------    -----------        ----------
EBITDA(1).............................  $  228,099     $  142,865     $   26,695    $    23,061    $    14,317        $   21,161
                                        ==========     ==========     ==========    ===========    ===========        ==========

                                                                  For The Three Months Ended September 30,
                                        ----------------------------------------------------------------------------------------
(amounts in thousands)                                                          2001
                                        ----------------------------------------------------------------------------------------
                                                                                                   Temperature
                                                                                    Merchandise     Controlled
                                           Total         Office         Retail          Mart        Logistics          Other(2)
                                        ----------     ----------     ----------    -----------    -----------        ----------
Rentals                                 $  211,541     $  117,455     $   30,501    $    48,394    $        --        $   15,191
Expense reimbursements                      36,216         21,548         11,417          2,335             --               916
Other income                                 2,508            977            562            905             --                64
                                        ----------     ----------     ----------    -----------    -----------        ----------
Total revenues                             250,265        139,980         42,480         51,634             --            16,171
                                        ----------     ----------     ----------    -----------    -----------        ----------
Operating expenses                         102,222         57,410         13,674         19,633             --            11,505
Depreciation and amortization               29,275         16,851          3,357          5,750             --             3,317
General and administrative                  15,043          2,857          1,003          4,041             --             7,142
Amortization of officer's deferred
  compensation expense                          --             --             --             --             --                --
                                        ----------     ----------     ----------    -----------    -----------        ----------
Total expenses                             146,540         77,118         18,034         29,424             --            21,964
                                        ----------     ----------     ----------    -----------    -----------        ----------
Operating income                           103,725         62,862         24,446         22,210             --            (5,793)
Income applicable to Alexander's             4,442             --             --             --             --             4,442
Income from partially-owned entities        18,856          7,629            617            110          3,240(5)          7,260
Interest and other investment income        14,584          1,571            104            400             --            12,509
Interest and debt expense                  (43,054)       (13,049)       (13,016)        (7,880)            --            (9,109)
Net gain on disposition of wholly-
 owned and partially-owned assets            6,495             --             --             --             --             6,495
Minority interest                             (723)          (723)            --             --             --                --
                                        ----------     ----------     ----------    -----------    -----------        ----------
Income before cumulative effect of
 change in accounting principle and
 extraordinary item                        104,325         58,290         12,151         14,840          3,240            15,804
Cumulative effect of change in
 accounting principle                           --             --             --             --             --                --
Extraordinary item                              --             --             --             --             --                --
                                        ----------     ----------     ----------    -----------    -----------        ----------
Net income                                 104,325         58,290         12,151         14,840          3,240            15,804
Cumulative effect of change in
 accounting principle                           --             --             --             --             --                --
Extraordinary item                              --             --             --             --             --                --
Minority interest                              723            723             --             --             --                --
Net gain on disposition of wholly-
 owned and partially-owned assets               --             --             --             --             --                --
Interest and debt expense(3) .              65,772         22,960         13,680          7,880          6,712            14,540
Depreciation and amortization(3)            42,637         21,466          4,523          5,750          8,400             2,498
Straight-lining of rents(3)                 (8,600)        (6,242)          (449)        (1,483)            --              (426)
Other                                       (1,329)        (1,571)        (1,002)            --             41             1,203
                                        ----------     ----------     ----------    -----------    -----------        ----------
EBITDA(1)                               $  203,528     $   95,626     $   28,903    $    26,987    $    18,393        $   33,619
                                        ==========     ==========     ==========    ===========    ===========        ==========

----------
     See footnotes on page 25.

                               VORNADO REALTY L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.  SEGMENT INFORMATION- CONTINUED

                                                              For The Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------------
(amounts in thousands)                                                         2002
                                     ----------------------------------------------------------------------------------------
                                                                                                Temperature
                                                                                 Merchandise    Controlled
                                       Total          Office         Retail          Mart        Logistics           Other(2)
                                     ----------     ----------     ----------    -----------   -------------        ---------
Rentals..........................    $  922,144     $  645,489     $   87,819    $   148,387   $          --        $   40,449
Expense reimbursements...........       118,526         68,516         37,063          9,957              --             2,990
Other income.....................        20,109         14,621          1,055          4,133              --               300
                                     ----------     ----------     ----------    -----------   -------------        ----------
Total revenues...................     1,060,779        728,626        125,937        162,477              --            43,739
                                     ----------     ----------     ----------    -----------   -------------        ----------
Operating expenses...............       398,950        255,452         44,490         65,980              --            33,028
Depreciation and
   amortization..................       149,162        105,765         10,310         20,688              --            12,399
General and
   administrative................        74,578         27,409          3,180         15,298              --            28,691
Costs of acquisitions
   not consummated...............            --             --             --             --              --                --
Amortization of
   officer's deferred
   compensation expense..........        20,625             --             --             --              --            20,625
                                     ----------     ----------     ----------    -----------   -------------        ----------
Total expenses...................       643,315        388,626         57,980        101,966              --            94,743
                                     ----------     ----------     ----------    -----------   -------------        ----------
Operating income.................       417,464        340,000         67,957         60,511              --           (51,004)
Income applicable to
   Alexander's...................        22,609             --             --             --              --            22,609
Income from
   partially-owned
   entities......................        30,304          1,874           (803)           (62)          5,787(5)         23,508
Interest and other
   investment income.............        25,984          5,071            245            425              --            20,243
Interest and debt
   expense.......................      (179,491)      (105,011)       (41,793)       (18,386)             --           (14,301)
Net gain on disposition
   of wholly-owned and
   partially-owned
   assets........................         1,053             --             --          2,156              --            (1,103)
Minority interest................        (1,946)        (2,573)            --            373              --               254
                                     ----------     ----------     ----------    -----------   -------------        ----------
Income before
   cumulative effect of
   change in accounting
   principle and
   extraordinary item............       315,977        239,361         25,606         45,017           5,787               206
Cumulative effect of
   change in accounting
   principle.....................       (30,129)            --             --             --         (15,490)          (14,639)
Extraordinary item...............            --             --             --             --              --                --
                                     ----------     ----------     ----------    -----------   -------------        ----------
Net income.......................       285,848        239,361         25,606         45,017          (9,703)          (14,433)
Cumulative effect of
   change in accounting
   principle.....................        30,129             --             --             --          15,490            14,639
Extraordinary item...............            --             --             --             --              --                --
Minority interest................         1,946          2,573             --           (373)             --              (254)
Net gain on disposition
   of wholly-owned and
   partially-owned
   assets........................            --             --             --             --              --                --
Interest and debt
   expense(3)....................       228,534        106,529         43,559         18,386          19,394            40,666
Depreciation and
   amortization(3)...............       187,086        107,116         11,873         20,688          25,642            21,767
Straight-lining of
   rents(3)......................       (26,489)       (21,504)          (639)        (2,837)             --            (1,509)
Other............................        (4,328)        (3,400)           860           (123)          1,376            (3,041)(4)
                                     ----------     ----------     ----------    -----------   -------------        ----------
EBITDA(1)........................    $  702,726     $  430,675     $   81,259    $    80,758   $      52,199        $   57,835
                                     ==========     ==========     ==========    ===========   =============        ==========

                                                              For The Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------------
(amounts in thousands)                                                       2001
                                     ----------------------------------------------------------------------------------------
                                                                                                Temperature
                                                                                 Merchandise    Controlled
                                       Total          Office         Retail          Mart        Logistics           Other(2)
                                     ----------     ----------     ----------    -----------   -------------        ----------
Rentals..........................    $  628,511     $  345,575     $   87,402    $   145,517   $          --        $   50,017
Expense reimbursements...........       102,851         56,509         34,923         10,166              --             1,253
Other income.....................         7,588          2,362          1,467          2,442              --             1,317
                                     ----------     ----------     ----------    -----------   -------------        ----------
Total revenues...................       738,950        404,446        123,792        158,125              --            52,587
                                     ----------     ----------     ----------    -----------   -------------        ----------
Operating expenses...............       299,436        164,855         41,528         62,427              --            30,626
Depreciation and
   amortization..................        91,226         52,795         10,364         18,256              --             9,811
General and
   administrative................        51,706          8,864          2,405         13,286              --            27,151
Costs of acquisitions
   not consummated...............         5,000             --             --             --              --             5,000
Amortization of
   officer's deferred
   compensation expense..........            --             --             --             --              --                --
                                     ----------     ----------     ----------    -----------   -------------        ----------
Total expenses...................       447,368        226,514         54,297         93,969              --            72,588
                                     ----------     ----------     ----------    -----------   -------------        ----------
Operating income.................       291,582        177,932         69,495         64,156              --           (20,001)
Income applicable to
   Alexander's...................        21,422             --             --             --              --            21,422
Income from
   partially-owned
   entities......................        62,074         24,689          3,009            219          12,909(5)         21,248
Interest and other
   investment income.............        43,931          5,766            520          1,777              --            35,868
Interest and debt
   expense.......................      (136,443)       (44,063)       (41,429)       (25,866)             --           (25,085)
Net gain on disposition
   of wholly-owned and
   partially-owned
   assets........................         3,706         12,445          3,050             --              --           (11,789)
Minority interest................        (1,491)        (1,491)            --             --              --                --
                                     ----------     ----------     ----------    -----------   -------------        ----------
Income before
   cumulative effect of
   change in accounting
   principle and
   extraordinary item............       284,781        175,278         34,645         40,286          12,909            21,663
Cumulative effect of
   change in accounting
   principle.....................        (4,110)            --             --             --              --            (4,110)
Extraordinary item...............         1,170             --             --             --              --             1,170
                                     ----------     ----------     ----------    -----------   -------------        ----------
Net income.......................       281,841        175,278         34,645         40,286          12,909            18,723
Cumulative effect of
   change in accounting
   principle.....................         4,110             --             --             --              --             4,110
Extraordinary item...............        (1,170)            --             --             --              --            (1,170)
Minority interest................         1,491          1,491             --             --              --                --
Net gain on disposition
   of wholly-owned and
   partially-owned
   assets........................       (15,495)       (12,445)        (3,050)            --              --                --
Interest and debt
   expense(3)....................       206,177         75,266         43,377         25,866          20,198            41,470
Depreciation and
   amortization(3)...............       136,473         67,102         13,862         18,256          25,211            12,042
Straight-lining of
   rents(3)......................       (22,676)       (16,247)        (1,144)        (3,871)             --            (1,414)
Other............................        (8,889)        (3,791)        (2,337)            --             222            (2,983)(4)
                                     ----------     ----------     ----------    -----------   -------------        ----------
EBITDA(1)........................    $  581,862     $  286,654     $   85,353    $    80,537   $      58,540        $   70,778
                                     ==========     ==========     ==========    ===========   =============        ==========

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

                                                                 For the Three Months           For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                               ------------------------       ------------------------
                                                                  2002           2001            2002          2001
                                                               ---------      ---------       ---------      ---------
          Hotel Pennsylvania (A)...........................    $   1,715      $   2,886       $   4,621      $  14,307
          Newkirk Joint Ventures:
            Equity in income of limited partnerships.......       15,400         13,749          45,929         40,457
            Interest and other income......................        2,200          1,343           6,671          4,545
          Alexander's......................................       11,783          6,892          26,549         21,430
          Investment income and other (B)..................        4,077          8,934          21,963         32,046
          Unallocated general and administrative
              expenses.....................................      (10,436)(C)     (6,680)        (24,985)(C)    (25,218)
          Amortization of Officer's deferred
              compensation expense...................... .        (6,875)            --         (20,625)            --
          Gain on transfer of mortgages....................        2,096             --           2,096             --
          Net gain on sale of air rights...................        2,126             --           2,126             --
          Palisades (D)....................................         (925)            --          (1,185)            --
          Loss on Primestone foreclosure...................           --             --         (17,671)            --
          Net gain on sale of marketable equity securities            --             --          12,346             --
          After-tax net gain on sale of Park Laurel
              condominium units............................           --         13,869              --         13,869
          Costs of acquisitions not consummated............           --             --              --         (5,000)
          Write-off of net investment in Russian Tea
              Room ("RTR").................................           --         (7,374)             --         (7,374)
          Write-off of investments in technology
              companies....................................           --             --              --        (18,284)
                                                               ---------      ---------       ---------      ---------
                   Total...................................    $  21,161      $  33,619       $  57,835      $  70,778
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

                               VORNADO REALTY L.P.

                                   (UNAUDITED)

12.  RESTATEMENT

     Subsequent to the issuance of the unaudited interim financial statements for the quarterly period ended September 30, 2002, management determined to revise the accounting for the interest rate swaps relating to its 5.625% Senior Unsecured Notes due 2007 (the "Notes"). The Company appropriately designated the swaps as "fair value hedge transactions" with "no ineffectiveness". The Company reported the $37,293,000 increase in the fair value of the swaps as an Other Asset on its September 30, 2002 unaudited consolidated balance sheet with a related increase in Accumulated Other Comprehensive Income. Accounting principles generally accepted in the United States of America require an increase in the carrying amount of the Notes instead of an increase in Accumulated Other Comprehensive Income. The Company has restated the September 30, 2002 unaudited consolidated balance sheet to increase the carrying amount of the Notes by $37,293,000 and decrease Accumulated Other Comprehensive Income by a like amount. The change has no effect on the Company's results of operations for the three and nine months ended September 30, 2002, the related per unit amounts or reported cash flows.

                         INDEPENDENT ACCOUNTANTS' REPORT

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty L.P. as of September 30, 2002 (as restated), and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 12, the accompanying condensed consolidated balance sheet as of September 30, 2002 has been restated.

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

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
November 7, 2002
(December 24, 2002, as to the effects
of the restatement discussed in Note 12)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

       (amounts in thousands
           except per unit amounts)
                                                           September 30, 2002                          December 31, 2001
                                            ----------------------------------------------      -----------------------------
                                                                  Weighted    Effect of 1%                         Weighted
                                                                  Average       Change In                          Average
                                                Balance        Interest Rate   Base Rates           Balance     Interest Rate
                                            --------------     -------------  ------------      --------------  -------------
       Wholly-owned debt:
              Variable rate...........      $    1,361,764(1)      3.19%      $     12,081(2)   $    1,182,605      3.39%
              Fixed rate..............           2,750,044         7.13%                --           1,294,568      7.53%
                                            --------------                    ------------      --------------
                                            $    4,111,808                          12,081      $    2,477,173
                                            ==============                    ------------      ==============

       Partially-owned debt:
              Variable rate...........      $       43,841         7.12%               438(3)   $       85,516      5.63%
              Fixed rate..............             932,010         8.57%                --           1,234,019      8.29%
                                            --------------                    ------------      --------------
                                            $      975,851                             438      $    1,319,535
                                            ==============                    ------------      ==============

       Total decrease in the
         Company's annual
         net income...................                                        $     12,519
                                                                              ============
            Per Class A Unit-diluted..                                        $        .10
                                                                              ============

----------

(1) Includes the Company's $536,612 senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.53% if set on October 28, 2002). In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period. At September 30, 2002, the fair value adjustment was $37,293, and is included in the balance of the senior unsecured notes above.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q/A, an evaluation was carried out under the supervision and with the participation of the management of Vornado Realty Trust, our sole general partner, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                              VORNADO REALTY L.P.
                                 -----------------------------------------------
                                                  (Registrant)


                             By: Vornado Realty Trust, its General Partner


Date: December 24, 2002      By:                /s/ Joseph Macnow
                                 -----------------------------------------------
                                   Joseph Macnow, Executive Vice President -
                                           Finance and Administration and
                                           Chief Financial Officer

                                  CERTIFICATION

I, Steven Roth, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Vornado Realty
     L.P.;

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

     Date: December 24, 2002


     /s/ Steven Roth
     ---------------------------------------
     Steven Roth
     Chief Executive Officer of Vornado Realty Trust,
     sole general partner of Vornado Realty L.P.

                                  CERTIFICATION

I, Joseph Macnow, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Vornado Realty
     L.P.;

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

     Date: December 24, 2002


     /s/ Joseph Macnow
     ---------------------------------------
     Joseph Macnow,
     Chief Financial Officer of Vornado Realty Trust,
     sole general partner of Vornado Realty L.P.

                                  EXHIBIT INDEX

 EXHIBIT
   NO.
--------
 3.1        --  Amended and Restated Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by
                  reference to Exhibit 3(a) of Vornado's Registration Statement on Form S-4 (File No.
                  33-60286), filed on April 15, 1993....................................................              *

 3.2        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by
                  reference to Exhibit 3.2 of Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 2001 (File No. 001-11954), filed on March 11, 2002.......................              *

 3.3        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on April 3, 1997 - Incorporated
                  by reference to Exhibit 3.3 of Vornado's Annual Report on Form 10-K for the year
                  ended December 31, 2001 (File No. 1-11954), filed on March 11, 2002...................              *

 3.4        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on October 14, 1997 -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Registration Statement on Form
                  S-3 (File No. 333-36080), filed on May 2, 2000........................................              *

 3.5        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated
                  by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated April 22,
                  1998 (File No. 001-11954), filed on April 28, 1998....................................              *

 3.6        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on November 24, 1999 -
                  Incorporated by reference to Exhibit 3.4 of Vornado's Registration Statement on Form
                  S-3 (File No. 333-36080), filed on May 2, 2000........................................              *

 3.7        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated
                  by reference to Exhibit 3.5 of Vornado's Registration Statement on Form S-3 (File
                  No. 333-36080), filed on May 2, 2000..................................................              *

 3.8        --  Articles of Amendment of Declaration of Trust of Vornado, as filed with the State
                  Department of Assessments and Taxation of Maryland on September 14, 2000 -
                  Incorporated by reference to Exhibit 4.6 of Vornado's Registration Statement on Form
                  S-8 (File No. 333-68462), filed on August 27, 2001....................................              *

 3.9        --  Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on
                  June 13, 2002 - incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
                  (File No. 001-11954)..................................................................              *

3.10        --  Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on
                  June 13, 2002 - incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
                  (File No. 001-11954)..................................................................              *

 EXHIBIT
   NO.
--------
3.11        --  Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of
                  Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 4.1 of Vornado's Current Report on Form 8-K, dated April 3,
                  1997 (File No. 001-11954), filed on April 8, 1997.....................................              *

3.12        --  Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred
                  Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997 - Incorporated by reference to
                  Exhibit 3.10 to Vornado's Annual Report on Form 10-K for the year ended December
                  31, 2001 (File No. 001-11954), filed on March 31, 2002................................              *

3.13        --  Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable
                  Preferred Shares of Beneficial Interest, no par value (the "Series D-1 Preferred
                  Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on
                  Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998....              *

3.14        --  Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of
                  Beneficial Interest, liquidation preference $25.00 per share, no par value -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form
                  8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999........              *

3.15        --  Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred
                  Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on
                  Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999...........              *

3.16        --  Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable
                  Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 of Vornado's Registration
                  Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999.....................              *

3.17        --  Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375%
                  Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                  dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999........................              *

3.18        --  Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable
                  Preferred Shares, dated September 3, 1999, as filed with the State Department of
                  Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by
                  reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated September
                  3, 1999 (File No. 001-11954), filed on October 25, 1999...............................              *

3.19        --  Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable
                  Preferred Shares, dated September 3, 1999, as filed with the State Department of
                  Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by
                  reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated September
                  3, 1999 (File No. 001-11954), filed on October 25, 1999...............................              *

3.20        --  Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable
                  Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current
                  Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on
                  December 23, 1999.....................................................................              *

----------
*   Incorporated by reference

 EXHIBIT
   NO.
--------
3.21        --  Articles Supplementary Classifying Vornado`s Series D-6 8.25% Cumulative Redeemable
                  Preferred Shares, dated May 1, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                  001-11954), filed May 19, 2000........................................................              *

3.22        --  Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable
                  Preferred Shares, dated May 25, 2000, as filed with the State Department of
                  Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File
                  No. 001-11954), filed on June 16, 2000................................................              *

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
                  dated September 21, 2001, as filed with the State Department of Assessments and
                  Taxation of Maryland on September 25, 2001 - Incorporated by reference to Exhibit
                  3.1 of Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October
                  12, 2001..............................................................................              *

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
                  by reference to Exhibit 3.5 of Vornado's Annual Report on Form 10-K for the year
                  ended December 31, 1997 (File No. 001-11954) filed on March 31, 1998..................              *

3.28        --  Second Amendment to the Partnership Agreement, dated as of April 1, 1998 -
                  Incorporated by reference to Exhibit 3.5 of Vornado's Registration Statement on
                  Form S-3 (File No. 333-50095), filed on April 14, 1998................................              *

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
                  by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K/A, dated
                  November 12, 1998 (File No. 001-11954), filed on February 9, 1999.....................              *

3.32        --  Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                  dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999.....................              *

----------
*   Incorporated by reference

 EXHIBIT
   NO.
--------
3.33        --  Exhibit A to the Partnership Agreement, dated as of March 11, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated March 3,
                  1999 (File No. 001-11954), filed on March 17, 1999....................................              *

3.34        --  Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999........................              *

3.35        --  Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 -
                  Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K,
                  dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999........................              *

3.36        --  Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 -
                  Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K,
                  dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999........................              *

3.37        --  Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -
                  Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K
                  (File No. 001-11954), filed on October 25, 1999.......................................              *

3.38        --  Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -
                  Incorporated by reference to Exhibit 3.4 of Vornado's Current Report on Form 8-K,
                  dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999...............              *

3.39        --  Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999..............              *

3.40        --  Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 -
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000.........................              *

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
                  Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K,
                  dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000...............              *

3.43        --  Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -
                  Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration
                  Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001..................              *

3.44        --  Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 -
                  Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust's Current Report
                  on Form 8-K (File No. 001-11954), filed on October 12, 2001...........................              *

3.45        --  Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
                  Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust's Current Report
                  on Form 8-K (File No. 001-11954), filed on October 12, 2001...........................              *

----------
*   Incorporated by reference

 EXHIBIT
   NO.
--------
3.46        --  Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -
                  Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K
                  (File No. 1-11954), filed on March 18, 2002...........................................              *

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
                  New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty
                  L.P.'s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed
                  on June 24, 2002......................................................................              *

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
                  Corporation and Vornado Lending L.L.C. (evidencing $40,000,000 of debt) -
                  Incorporated by reference to Exhibit 10(i)(B)(1) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                  2002..................................................................................              *

10.2        --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending
                  L.L.C. (evidencing a $20,000,000 loan) - Incorporated by reference to Exhibit
                  10(i)(B)(2) of Alexander's Inc.'s quarterly report for the period ended June 30,
                  2002 (File No. 001-06064), filed on August 7, 2002....................................              *

10.3        --  Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc.
                  and Vornado Lending L.L.C. (evidencing a $50,000,000 line of credit facility) -
                  Incorporated by reference to Exhibit 10(i)(B)(3) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                  2002..................................................................................              *

10.4        --  Credit Agreement, dated July 3, 2002, between Alexander's and Vornado Lending L.L.C.
                  (evidencing a $35,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(4)
                  of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File
                  No. 001-06064), filed on August 7, 2002...............................................              *

10.5        --  Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P.
                  for the benefit of Bayerische Hypo- and Vereinsbank AG, New York Branch, as Agent
                  for the Lenders - Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander's
                  Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                  filed on August 7, 2002...............................................................              *

10.6        --  Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc.,
                  731 Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by
                  reference to Exhibit 10(i)(C)(8) of Alexander's Inc.'s quarterly report for the
                  period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002..............              *

10.7        --  Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty L.P. - Incorporated by reference to
                  Exhibit 10(i)(E)(3) of Alexander's Inc.'s quarterly report for the period ended
                  June 30, 2002 (File No. 001-06064), filed on August 7, 2002...........................              *

10.8        --  59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC -
                  Incorporated by reference to Exhibit 10(i)(E)(4) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                  2002..................................................................................              *

 EXHIBIT
   NO.
--------
10.9        --  Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
                  Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander's
                  Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                  filed on August 7, 2002...............................................................              *

10.10       --  59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. - Incorporated by
                  reference to Exhibit 10(i)(F)(2) of Alexander's Inc.'s quarterly report for the
                  period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002..............              *

 15.1       --  Letter regarding Unaudited Interim Financial Information

----------
*   Incorporated by reference