Form 10-K
period 2002-12-31
VORNADO REALTY LP
filed 2003-03-25
CIK 1040765

                                                       EXHIBIT INDEX ON PAGE 154

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: DECEMBER 31, 2002
                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-22635

                               VORNADO REALTY L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                  13-3925979
--------------------------------------------       -----------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

    888 SEVENTH AVENUE, NEW YORK, NEW YORK                      10019
--------------------------------------------       -----------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number including area code: (212) 894-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

    Class A Units of Limited Partnership Interest
    Series A Preferred Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES /X/ NO / /

There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the closing price of Vornado Realty Trust's common shares on June 28, 2002, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and the officers and trustees of Vornado Realty Trust, was approximately $985,068,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of Vornado Realty Trust's Proxy Statement for Annual Meeting of Shareholders to be held on May 28, 2003.

                                TABLE OF CONTENTS

             ITEM                                                                                               PAGE
             ----                                                                                               ----
PART I.       1.    Business...............................................................................       4

              2.    Properties.............................................................................      23

              3.    Legal Proceedings......................................................................      52

              4.    Submission of Matters to a Vote of Security Holders....................................      53
                    Executive Officers of the Registrant...................................................      53

PART II.      5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............      54

              6.    Selected Consolidated Financial Data...................................................      55

              7.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations...........................................................................      56

             7A.    Quantitative and Qualitative Disclosures about Market Risk.............................      94

              8.    Financial Statements and Supplementary Data............................................      95

              9.    Changes In and Disagreements With Independent Auditors on Accounting and Financial
                      Disclosure...........................................................................     141

PART III.    10.    Directors and Executive Officers of the Registrant.....................................     141(1)

             11.    Executive Compensation.................................................................     141(1)

             12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                      Matters..............................................................................     141(1)

             13.    Certain Relationships and Related Transactions.........................................     142(1)

             14.    Controls and Procedures................................................................     142

PART IV.     15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     143

SIGNATURES.................................................................................................     144

CERTIFICATIONS.............................................................................................     145

----------
(1) Vornado Realty Trust, the Registrant's general partner, will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which is incorporated by reference herein. Information relating to Executive Officers of Vornado Realty Trust appears on page 53 of this Annual Report on Form 10-K.

                           FORWARD LOOKING STATEMENTS

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see "Item 1. Business - Certain Factors That May Adversely Affect the Company's Business and Operations" in this annual report on Form 10-K.

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

     THE COMPANY

     Vornado Realty L.P. (the "Operating Partnership" and/or the "Company") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 3, 2003. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.

     The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

        (i)    all or portions of 74 office properties aggregating approximately
    27.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

        (ii) 62 retail properties in six states and Puerto Rico aggregating approximately 12.5 million square feet, including 1.8 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

        (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

        (iv) a 60% interest in the Vornado Crescent Portland Partnership that owns 88 cold storage warehouses nationwide with an aggregate of approximately 441.5 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

        (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

        (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

        (vii) a 21.7% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

        (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

        (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

OBJECTIVES AND STRATEGY

     The Company's business objective is to maximize unitholder value. The Company intends to achieve its business objective by continuing to pursue its investment philosophy and executing its operating strategies through:

        - Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
        - Investing in properties in select markets, such as New York City and Washington, D.C., where the Company believes there is high likelihood of capital appreciation;
        - Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
        - Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
        - Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from the Company's access to efficient capital;
        - Developing/redeveloping the Company's existing properties to increase returns and maximize value; and
        - On occasion, providing specialty financing to real estate companies.

     The Company expects to finance its growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

2002 ACQUISITIONS

  CHARLES E. SMITH COMMERCIAL REALTY L.P.

     On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately $1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002. Prior to this date the Company accounted for its 34% interest on the equity method. See page 79 for unaudited pro forma financial information for the year ended December 31, 2001.

  CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which was approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of the Company, and members of their families, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

  LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, including $32,000,000 of indebtedness. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant. Prior to September 23, 2002, the Company accounted for its investment on the equity method. Subsequent to this date the operations of Las Catalinas are consolidated into the accounts of the Company.

  MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 common equity investment in the venture and provided it with $23,500,000 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options. The Company accounts for its investment on the equity method as the Company does not have unilateral control over the joint venture.

     Further details of the Company's acquisition activities are disclosed in
Part II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  DEVELOPMENT AND REDEVELOPMENT PROJECTS

     The following table sets forth certain information for development/redevelopment projects: ($ in millions)

                                                                                                  The Company's Share of
                                                                                           ---------------------------------------
                                                                               Actual/      Actual/    Costs Expended
                                                                              Estimated    Estimated    in Year Ended    Estimated
                                                                             Completion     Project      December 31,    Costs to
                                                                                Date         Cost           2002         Complete
                                                                             -----------   ---------   --------------    ---------
COMPLETED IN 2002:
Office:
     GreenPoint site adjacent to One Penn Plaza - redevelopment of             Spring
       28,000 square feet of retail space................................       2002        $   10.6     $    5.5
     175 Lexington Avenue  - construction of a 45,000
       square foot building containing approximately 41,000 square feet
       of low income residential housing exchanged for 163,728 square          Summer
       feet of air rights................................................       2002            16.3          7.2
Retail:
     435 Seventh Avenue - demolition of existing buildings and the construction of 43,000 square feet of retail space leased to
       Hennes & Mauritz..................................................     Fall 2002         21.7         15.0
Merchandise Mart:
     Wells Kinzie Garage - Chicago (50% interest) - 244,000 square foot        Spring
       parking garage (746 parking spaces) adjacent to 400 North LaSalle.       2002            11.1          4.1
Other:
     Fort Lee, New Jersey (95% interest) - construction of a 41-story,
       855,000 square foot high rise rental apartment complex containing       Spring
       538 apartments....................................................       2002           126.9         12.2
                                                                                            --------     --------
                                                                                            $  186.6     $   44.0
                                                                                            ========     ========
IN PROCESS:
Office:
  New York City:
     640 Fifth Avenue - construction of additional 47,000 square feet of
       office space and redevelopment of existing building...............     Fall 2003     $   60.6     $   16.8        $   43.8
CESCR:
     Crystal City - construction of additional 57,000 square feet of
       retail space......................................................     Fall 2004         42.0          2.2            39.8
Retail:
     4 Union Square South - redevelopment of 230,000 square foot building of which 48,000 square feet is leased to Whole Foods and
       26,000 square feet is leased to Forever 21........................     Fall 2003         46.0          2.4            43.6

Merchandise Mart:
     400 North LaSalle, Chicago (85% interest) - construction of 378,000 square foot high rise rental apartment complex containing
       453 apartments....................................................     Fall 2003         77.3         37.6            39.7
Other:
     Penn Plaza Signage District - erection of up to 21 signs at various
       locations in the Penn Plaza District..............................    Spring 2005        28.0          2.4            24.0
                                                                                            --------     --------        --------
                                                                                            $  253.9     $   61.4        $  190.9
                                                                                            ========     ========        ========

     In addition to the projects noted above, the Company is in the process of redeveloping fifteen of its shopping centers, seven of which include locations previously leased to Bradlees. The total cost of this redevelopment program, which includes the demolition of existing buildings, site work and tenant improvements, is estimated to be approximately $40 million. The Company is also in the pre-development phase of a number of projects including: (i) retail space in the Penn Plaza area and at 715 Lexington Avenue, (ii) repositioning of the Hotel Pennsylvania and (iii) expansions of the Green Acres and Monmouth malls.

     There can be no assurance that the above projects will be commenced or will be successful.

     The capital requirements of Alexander's and Temperature Controlled Logistics are described in Item 2: Properties.

VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     The Company and Vornado Operating are parties to certain agreements described below.

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

     Under the Agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating. Pursuant to the Agreement, compensation for such services was approximately $330,000, $371,000, and $330,000 for the years ended December 31, 2002, 2001, and 2000.

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

  TEMPERATURE CONTROLLED LOGISTICS BUSINESS

     On March 11, 1999, the Vornado Crescent Portland Partnership in which the Company has a 60% general partnership interest and Crescent Real Estate Equities has a 40% general partnership interest, sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business to a new partnership ("AmeriCold Logistics") owned 60% by Vornado Operating Company and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado Crescent Portland Partnership ("the Landlord") which continues to own the real estate through its ownership of AmeriCold Realty Trust. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The contractual rent for 2002 was $150,000,000. The Landlord's share of annual maintenance capital expenditures is $9,500,000. In accordance with the leases, AmeriCold Logistics deferred payment of $32,248,000 of 2002 rent due to the Landlord, of which the Company's share was $19,349,000. Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize this rent in the year ended December 31, 2002. At December 31, 2002, the Company's share of the joint venture's total deferred rent receivable from the tenant is $24,350,000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of rent deferred in 2001 and 2000, of which the Company's share was $23,887,000. This amount equaled the rent which was not recognized as income by the joint venture and accordingly had no profit and loss effect to the Company.

  REVOLVING CREDIT AGREEMENT

     Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company which expires on December 31, 2004. Borrowings under the revolving credit facility bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the revolving credit facility during its term. The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit facility after the repayment of $9,500,000 by Vornado Operating, primarily from its share of the proceeds from the sale of AmeriCold's quarries to a new partnership owned 44% by the Company and 56% by Crescent Real Estate Equities.

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

OTHER INVESTMENTS

     The Company's other investments are comprised of:

                  ($ in thousands except per share/unit amounts)
                                                                                               As of
          Other Real Estate Investments:                                                 December 31, 2002
                                                                                         -----------------
            Carried at Equity:
               Monmouth Mall Joint Venture (1)....................................         $      31,416
               Starwood Ceruzzi Joint Venture (2).................................                24,959
               Prime Group Realty L.P (3).........................................                23,408
            Consolidated:
               The Palisades Joint Venture (4)....................................                36,368
               Student Housing (5)................................................                 5,881
                                                                                           -------------
                                                                                           $     122,032
                                                                                           =============
          Marketable Securities, including $29,212 of Capital Trust, Inc.
            ("Capital Trust") preferred securities (6)............................         $      42,525
                                                                                           =============

          Notes and Mortgage Loans Receivable:
               Dearborn Center (7)................................................         $      23,392
               Commonwealth Atlantic Properties, an affiliate of Lazard Freres
                 Real Estate Investors L.L.C. ("CAPI") (8)........................                41,200
               Vornado Operating (see page 8 for further details).................                21,989
                                                                                           -------------
                                                                                           $      86,581
                                                                                           =============

  The Company does not have direct or indirect control over its unconsolidated partially-owned entities as the Company's joint venture partners have shared Board/Management representation and authority, substantive participating rights on all significant business decisions, including acquisitions and dispositions of any real property assets, financing, operating and capital budgets and the hiring of a Chief Executive Officer and therefore does not consolidate their operations and financial position and applies the equity method of accounting in accordance with generally accepted accounting principles. The Company includes its share of partially-owned entities debt in reporting its exposure to a change in interest rates under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and in its ratio of debt-to-enterprise value as disclosed on page 96. See Note 4 - "Investments in Partially-Owned Entities" to the consolidated financial statements in this annual report on Form 10-K for details by investment.

----------
  See notes on following page.

(1)  MONMOUTH MALL JOINT VENTURE

     On October 10, 2002, a joint venture in which the Company has a 50% interest acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700, including transaction costs of $4,400. The Company made a $7,000 common equity investment in the venture and provided it with $23,500 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000, a three year term and two one-year extension options.

(2)  STARWOOD CERUZZI JOINT VENTURE

     The Starwood Ceruzzi Joint Venture was formed in 2000 by the Company, the 80% non-managing partner, and Starwood Ceruzzi, the 20% managing partner (which has equal Board and Management representation), to acquire fee and leasehold interests in properties formerly occupied by Hechinger Inc., a home improvement retailer which was liquidated. In the first quarter of 2000, the joint venture acquired two fee interests containing 210,000 square feet and four leasehold interests containing 400,000 square feet in properties located in Pennsylvania, Virginia, Maryland and Ohio. Of the two fee interests acquired, one of the fee interests was sold in March 2001 for $8,000, resulting in a gain of $1,744 (of which the Company's share was $1,395) and the other fee interest is available for sale or lease. One of the leasehold interests was net leased to Home Depot in 2002. Two of the other three properties were leased in 2002 to a supermarket tenant that has since filed for bankruptcy protection and rejected the leases. As such, the other three leasehold interests are currently vacant. The venture has no debt.

(3)  PRIME GROUP REALTY, L.P.

     On April 30, 2002, the Company and Cadim, inc. ("Cadim") acquired 7,944,893 Prime Group Realty L.P. partnership units at a foreclosure auction. The price paid for the units by application of a portion of Primestone's indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of Prime Group Realty Trust ("PGE") on the New York Stock Exchange. On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim. In the second quarter of 2002, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857 write-down of its investment consisting of (i) $14,857 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on December 31, 2002 on the New York Stock Exchange and (ii) $1,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

     At December 31, 2002, the Company's carrying amount of the investment was $23,408, of which $18,313 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100 represents the amount expected to be realized under the guarantees, partially offset by $1,005 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see Note 4. Investments in and Advances to Partially-Owned Entities to the consolidated financial statements in this Form 10-K). Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

     At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

(4)  THE PALISADES JOINT VENTURE

     The Palisades Joint Venture was formed in 1999 to develop an 855,000 square foot high-rise residential tower in Fort Lee, New Jersey, containing 538 apartments. The joint venture agreement provides for the Company to contribute 95% of the equity and receive 75% of the net profit after a 10% preferred return. The development of the Palisades residential complex was substantially complete as of March 1, 2002. Accordingly, the Company placed the property into service on March 1, 2002 and discontinued the capitalization of interest and other property specific costs. As of December 31, 2002, the property, which is now in the lease-up phase, is 55% occupied (298 of the 538 total apartments have been leased).

(5)  STUDENT HOUSING

     In January 2000, the Company and its joint venture partner acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000. The Company has a 90% interest in the joint venture.

(6)  CAPITAL TRUST PREFERRED SECURITIES

     At December 31, 2002, the Company owns $30,000 of 8.25% step-up convertible junior subordinated debentures which are convertible into shares of Class A common stock of Capital Trust (NYSE:CT) at a conversion price of $7.00 per share. The securities are redeemable by Capital Trust, in whole or in part, on or after September 30, 2004. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust, nominated by the Company.

(7)  DEARBORN CENTER

     The Company's investment of $23,392 represents a 38.5% interest in $60,758 funded of a $65,000 mezzanine loan to an entity whose sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1 year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest ranging from a minimum of 9.5% to a maximum of 11.5%.

(8)  CAPI

     In March 1999, in connection with the Company's acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200 recourse loan to CAPI, which matures in June 2004. Interest on the loan was 8.5% at December 31, 2002. The loan is secured by approximately 1,100,000 of the Company's Series E-1 convertible preferred units issued to CAPI. Each Series E-1 convertible preferred unit is convertible into 1.1364 shares of the Company's common shares.

FINANCING ACTIVITIES

     On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The net proceeds of approximately $496,300,000, were used to repay the mortgages on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.15% at December 31, 2002).

     On February 25, 2002, Vornado sold 884,543 shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. The net proceeds to the Company were approximately $57,042,000.

     Further details of the Company's financing activities are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report on Form 10-K.

     At December 31, 2002, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 45% based on debt of $4.966 billion, including the Company's proportionate share of debt of partially-owned non-consolidated entities. In the future, in connection with the Company's strategy for growth, this percentage may change. The Company's policy concerning the incurrence of debt may be reviewed and modified from time to time without the vote of shareholders.

     The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer units in exchange for property and may repurchase or otherwise re-acquire its shares or any other securities in the future.

ADJUSTED EBITDA BY SEGMENT AND REGION

     The following table sets forth the percentage of the Company's Adjusted EBITDA(1) by segment and region for the years ended December 31, 2002, 2001, and 2000. The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously, as if it had occurred on January 1, 2001.

                                                                               PERCENTAGE OF ADJUSTED EBITDA(1)
                                                                        ---------------------------------------------
                                                                                   Years Ended December 31,
                                                                        ---------------------------------------------
       SEGMENT                                                          2002           2001           2001       2000
       -------                                                          ----         ---------        ----       ----
         Office:                                                                     Pro forma
            New York...........................................           33%           31%             38%        35%
            CESCR..............................................           29%           26%             10%        10%
                                                                        ----          ----            ----       ----
            Total..............................................           62%           57%             48%        45%
         Retail................................................           12%           12%             15%        16%
         Merchandise Mart Properties...........................           12%           12%             14%        12%
         Temperature Controlled Logistics......................            8%            8%             10%        13%
         Other.................................................            6%           11%             13%        14%
                                                                        ----          ----            ----       ----
                                                                         100%          100%            100%       100%
                                                                        ====          ====            ====        ===
       REGION
       ------
         New York City metropolitan area.......................           41%           42%             52%        50%
         Washington, D.C./Northern Virginia metropolitan area..           30%           26%             11%        12%
         Chicago...............................................           11%            9%             11%         9%
         Philadelphia metropolitan area........................            1%            --%             1%         3%
         Puerto Rico...........................................            1%            1%              2%         2%
         Other (2).............................................           16%           22%             23%        24%
                                                                        ----          ----            ----       ----
                                                                         100%          100%            100%       100%
                                                                        ====          ====            ====       ====

----------
        (1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, the amortization of below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.

        (2) Other includes the Temperature Controlled Logistics segment which has cold storage warehouses in 32 states. See page 44 for details.

ALEXANDER'S

     The Company owns 33.1% of the outstanding shares of common stock of Alexander's. See "Interstate Properties" below for a description of Interstate's ownership of the Company and Alexander's.

     Alexander's has 6 properties (see Item 2. Properties--Alexander's).

     At December 31, 2002, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid. The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at December 31, 2002. The Company believes that although Alexander's has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander's will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

     The Company manages, develops and leases the Alexander's properties under a management and development agreement and a leasing agreement pursuant to which the Company receives annual fees from Alexander's. Further, the Company has agreed to guarantee, among other things, the lien free, timely completion of the construction of Alexander's Lexington Avenue development project and funding of project costs in excess of a stated budget, if not funded by Alexander's. These agreements are described in Note 4 to the Company's consolidated financial statements. See Item 2 - "Properties" for a description of Alexander's properties and development and redevelopment projects.

     Messrs. Roth, Fascitelli, Mandelbaum, West and Wight, directors of the Company, are also directors of Alexander's. Mr. Roth is also Chief Executive Officer of Alexander's and Mr. Fascitelli is also President of Alexander's. Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer of the Company, is also Executive Vice President - Finance and Administration and Chief Financial Officer of Alexander's.

     Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX".

INTERSTATE PROPERTIES

     As of December 31, 2002, Interstate Properties and its partners owned approximately 12.9% of the common shares of beneficial interest of the Company, 27.5% of Alexander's common stock and beneficial ownership of 7.9% of Vornado Operating (17.0% assuming redemption of 447,017 units of Vornado Operating that are redeemable for cash, or at Vornado Operating's election, common stock of Vornado Operating). Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander's and Vornado Operating. Mr. Wight is a trustee of the Company and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander's.

COMPETITION

     The Company's business segments - Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Other -- operate in highly competitive environments. The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided. The Company's success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

TENANTS WHICH ACCOUNTED FOR OVER 10% OF REVENUES

     The U.S. Government provides a significant proportion of the Company's revenues. In 2002, the U.S. Government accounted for 16.8% of the Office segment's revenues, and 11.4% of the Company's total revenues. The loss of this tenant would have a material adverse effect on the Office segment and the Company's finances as a whole.

ENVIRONMENTAL REGULATIONS

     The Company's operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under certain of these environmental laws a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company's ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or exposure at or from the Company's properties.

     Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

INSURANCE

     The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorist acts from coverage in all risk policies. The Company has generally been unable to obtain all risk insurance which includes coverage for terrorist acts for policies it has renewed since September 11, 2001, for each of its businesses. In 2002, the Company obtained $200,000,000 of separate aggregate coverage for terrorist acts for each of its New York City Office, Washington, D.C. Office, Retail and Merchandise Mart businesses and $60,000,000 for its Temperature Controlled Logistics business. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts (as defined), which loss could be material.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In the second quarter of 2002, the Company received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". As a result of the legislation, in February 2003 the Company obtained $300 million of per occurrence coverage for terrorist acts for its New York City Office, Washington, D.C. Office and Merchandise Mart businesses, of which $240 million is for Certified Acts, as defined in the legislation. The Company maintains $200 million and $60 million of separate aggregate coverage that it had in 2002 for each of its Retail and Temperature Controlled Logistics businesses (which has been renewed as of January 1, 2003). The Company's current Retail property insurance carrier has advised the Company that there will be an additional premium of approximately $11,000 per month through the end of the policy term (June 30, 2003), for "Acts of Terrorism" coverage, as defined in the new legislation and that the situation may change upon renewal.

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

EMPLOYEES

     As of December 31, 2002, the Company had approximately 1,422 employees consisting of 276 in the Office Properties segment (including 193 as a result of the CESCR acquisition), 58 in the Retail Properties segment, 476 in the Merchandise Mart Properties segment, 417 at the Hotel Pennsylvania and 195 corporate staff. This does not include employees of partially-owned entities.

SEGMENT DATA

     The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics. The Company engages in no foreign operations. Information related to the Company's business segments for the years 2002, 2001 and 2000 is set forth in
Note 17 to the Company's consolidated financial statements in this annual report on Form 10-K.

     The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

INTERNET ACCESS

     Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.vno.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

CERTAIN FACTORS THAT MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATIONS

     Set forth below are certain factors that may adversely affect the Company's business and operations.

     REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

       THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE BUSINESS. THESE CONDITIONS MAY ALSO LIMIT THE COMPANY'S REVENUES AND AVAILABLE CASH.

     The factors that affect the value of the Company's real estate include, among other things, national, regional and local economic conditions; consequences of any armed conflict involving, or terrorist attack against, the United States; the Company's ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in the area; competition from other available space; whether tenants consider a property attractive; the financial condition of the Company's tenants, including the extent of tenant bankruptcies or defaults; whether the Company is able to pass some or all of any increased operating costs it experiences through to tenants; how well the Company manages its properties; increased interest rates; increases in real estate taxes and other expenses; decreases in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulations; availability of financing on acceptable terms or at all; potential liability under environmental or other laws or regulations; and general competitive factors.

     The rents the Company receives and the occupancy levels at its properties may decline as a result of adverse changes in any of these factors. If the Company's rental revenues decline, it generally would expect to have less cash available to distribute to its security holders. In addition, some of the Company's major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline. If rents decline while costs remain the same, the Company's income and funds available for distribution to its security holders would decline.

       THE COMPANY DEPENDS ON LEASING SPACE TO TENANTS ON ECONOMICALLY FAVORABLE TERMS AND COLLECTING RENT FROM ITS TENANTS, WHO MAY NOT BE ABLE TO PAY.

     The Company's financial results depend on leasing space in its properties to tenants on economically favorable terms. In addition, because substantially all of the Company's income comes from rentals of real property, its income and funds available for distribution to its security holders will decrease if a significant number of its tenants cannot pay their rent. If a tenant does not pay its rent, the Company might not be able to enforce its rights as landlord without delays and might incur substantial legal costs. For information regarding the bankruptcy of the Company's tenants, see "--Bankruptcy of tenants may decrease the Company's revenues and available cash" below.

       BANKRUPTCY OF TENANTS MAY DECREASE THE COMPANY'S REVENUES AND AVAILABLE CASH.

     A number of companies, including some of the Company's tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property where it leases space may have lower revenues and operational difficulties, and, in the case of the Company's shopping centers, the Company may have difficulty leasing the remainder of the affected property. The Company's leases generally do not contain restrictions designed to ensure the creditworthiness of its tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available for distribution to the Company's security holders.

     U.S. Airways Group Inc. leases 296,000 square feet from the Company for its headquarters in Washington, D.C. U.S. Airways has been adversely affected by the downturn in air travel as a result of the terrorist attacks and economic decline. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective January 1, 2003, the Company agreed to amend its lease with US Airways at Crystal City to (i) reduce the tenant's space by 90,732 square feet to 205,600 square feet (ii) reduce the annual escalated rent from $36.00 to $29.75 per square foot with 2.5% annual base rent escalations,
(iii) provide the tenant with up to $1,200,000 of tenant allowances and (iv) loan the tenant up to $1,000,000 at 9% per annum for additional tenant improvements which is to be repaid over the lease term. This lease modification is subject to a confirmed plan of reorganization by the Bankruptcy Court.

     In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. See "Item 2. Properties - Retail Segment - Former Bradlees locations" for information about former Bradlees leases guaranteed by Stop & Shop. The Company cannot predict what effect, if any, this situation may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

     The risk that some of the Company's tenants may declare bankruptcy is higher because of the September 11, 2001 terrorist attacks and the resulting decline in the economy.

       SOME OF THE COMPANY'S POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

     For a discussion of risks related to the Company's insurance coverage, see "Item 1. Business - Insurance."

       THE COMPANY MAY ACQUIRE OR DEVELOP NEW PROPERTIES, AND THIS MAY CREATE RISKS.

     The Company may acquire or develop properties or acquire other real estate companies when it believes that an acquisition or development is consistent with its business strategies. The Company may not, however, succeed in consummating desired acquisitions or in completing developments on time or within its budget. The Company also might not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.

     The Company has experienced rapid growth in recent years, increasing its total assets from approximately $565,000,000 at December 31, 1996 to approximately $9 billion at December 31, 2002. This growth included the acquisition of Charles E. Smith Commercial Realty L.P. on January 1, 2002, which increased the Company's total assets as of that date by $2,506,000,000, of which $1,758,000,000 (66%) is attributable to the acquisition of assets and $748,000,000 (34%) is attributable to Charles E. Smith Commercial Realty L.P. becoming a wholly owned subsidiary of the Operating Partnership and therefore being consolidated rather than accounted for under the equity method. The Company may not be able to maintain a similar rate of growth in the future or manage its past and any future growth effectively. The Company's failure to do so may have a material adverse effect on its financial condition and results of operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention.

       THE COMPANY MAY NOT BE PERMITTED TO DISPOSE OF CERTAIN PROPERTIES OR PAY DOWN THE DEBT ASSOCIATED WITH THOSE PROPERTIES WHEN IT MIGHT OTHERWISE DESIRE TO DO SO WITHOUT INCURRING ADDITIONAL COSTS.

     As part of an acquisition of a property, the Company may agree with the seller that it will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless it pays certain of the resulting tax costs of the seller. These agreements could result in the Company holding on to properties that it would otherwise sell and not paying down or refinancing indebtedness that it would otherwise pay down or refinance.

       IT MAY BE DIFFICULT TO BUY AND SELL REAL ESTATE QUICKLY, AND TRANSFER RESTRICTIONS APPLY TO SOME OF THE COMPANY'S MORTGAGED PROPERTIES.

     Equity real estate investments are relatively difficult to buy and sell quickly. The Company therefore has limited ability to vary its portfolio promptly in response to changes in economic or other conditions. Some of the Company's properties are mortgaged to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, the lender could foreclose on the properties and the Company could incur a loss. In addition, if the Company wishes to dispose of one or more of the mortgaged properties, it might not be able to obtain release of the lien on the mortgaged property. If a lender forecloses on a mortgaged property or if a mortgage lien prevents the Company from selling a property, its funds available for distribution to its security holders could decline. For information relating to the mortgages on the Company's properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the notes to the Company's consolidated financial statements in this annual report on Form 10-K.

       A SIGNIFICANT PROPORTION OF THE COMPANY'S PROPERTIES ARE IN THE NEW YORK CITY/NEW JERSEY AND WASHINGTON, D.C. METROPOLITAN AREAS AND ARE AFFECTED BY THE ECONOMIC CYCLES AND RISKS INHERENT TO THOSE REGIONS.

     During 2002, 71% of the Company's Adjusted EBITDA came from properties located in New Jersey and the New York City and Washington, D.C. metropolitan areas. The Company may continue to concentrate a significant portion of its future acquisitions in New Jersey and the New York City and Washington, D.C. metropolitan areas. Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and the Company cannot predict how the current economic conditions will impact these markets in both the short and long term. Further declines in the economy or a decline in the real estate markets in these areas could hurt the Company's financial performance and the value of its properties. The factors affecting economic conditions in these regions include: business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries; infrastructure quality; and any oversupply of or reduced demand for real estate.

     It is impossible for the Company to assess the future effects of the current uncertain trends in the economic and investment climates of the New York City/New Jersey and Washington, D.C. regions, and more generally of the United States, on the real estate markets in these areas. If these conditions persist, they may adversely affect the Company's businesses and future profitability.

       ON JANUARY 1, 2002, THE COMPANY COMPLETED THE ACQUISITION OF THE 66% INTEREST IN CHARLES E. SMITH COMMERCIAL REALTY L.P. THAT IT DID NOT PREVIOUSLY OWN. THE TERMS OF THE MERGER RESTRICT THE COMPANY'S ABILITY TO SELL OR OTHERWISE DISPOSE OF, OR TO FINANCE OR REFINANCE, THE PROPERTIES FORMERLY OWNED BY CHARLES
E. SMITH COMMERCIAL REALTY L.P., WHICH COULD RESULT IN THE COMPANY'S INABILITY TO SELL THESE PROPERTIES AT AN OPPORTUNE TIME AND INCREASED COSTS TO THE COMPANY.

     The Company has agreed to restrictions on its ability to sell, finance, refinance and, in some instances, pay down existing financing on the Charles E. Smith Commercial Realty L.P. properties for a period of up to 20 years, under a tax reporting and protection agreement that the Company entered into at the closing of the merger. This agreement prohibits the Company from taking these actions unless the Operating Partnership also pays the contributing partners based on their tax liabilities as a result of the sale. These arrangements may significantly reduce the Company's ability to sell, finance or repay indebtedness secured by the subject properties or assets.

     In addition, subject to limited exceptions, the Company is restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in its division that manages the majority of its office properties in the Washington, D.C. metropolitan area, which we refer to as the "Smith Division," for a period of 12 years with respect to certain properties located in the Crystal City area of Arlington, Virginia or six years with respect to an interest in the Smith Division. These restrictions, which currently cover approximately 13.0 million square feet of space, could result in the Company's inability to sell these properties or an interest in the Smith Division at an opportune time and increased costs to the Company.

       THE COMPANY MAY INCUR COSTS TO COMPLY WITH ENVIRONMENTAL LAWS.

     For a discussion of risks related to the Company's compliance with environmental laws, see "Item 1. Business - Environmental Regulations."

       REAL ESTATE IS A COMPETITIVE BUSINESS.

For a discussion of risks related to competition in the real estate business, see "Item 1. Business - Competition."

     THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 IN NEW YORK CITY AND THE WASHINGTON, D.C. AREA MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S PROPERTIES AND ITS ABILITY TO GENERATE CASH FLOW.

     THERE MAY BE A DECREASE IN DEMAND FOR SPACE IN LARGE METROPOLITAN AREAS THAT ARE CONSIDERED AT RISK FOR FUTURE TERRORIST ATTACKS, AND THIS DECREASE MAY REDUCE THE COMPANY'S REVENUES FROM PROPERTY RENTALS.

     The Company has significant investments in large metropolitan areas, including the New York/New Jersey, Washington, D.C. and Chicago metropolitan areas. In the aftermath of the terrorist attacks, tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in the Company's properties and force it to lease its properties on less favorable terms. As a result, the value of the Company's properties and the level of its revenues could decline materially.

     THE COMPANY'S INVESTMENT IN HOTEL PENNSYLVANIA IS DEPENDENT ON THE TRAVEL INDUSTRY, AND THAT INVESTMENT HAS BEEN AND MAY CONTINUE TO BE IMPACTED SEVERELY BY THE TERRORIST ATTACKS AND THE CURRENT ECONOMIC DOWNTURN.

     The Company's investment in Hotel Pennsylvania is directly dependent on the travel industry generally and the number of visitors to New York City in particular. Since September 11, 2001, there has been a substantial decline in travel and tourism generally, and in particular New York City. Accordingly, there has been a significant reduction in occupancy at Hotel Pennsylvania. As a result, revenues generated by this investment have been impacted severely by that decline, and the Company expects this impact on revenues to continue.

     ALL OF THE COMPANY'S TEMPERATURE CONTROLLED LOGISTICS WAREHOUSES ARE LEASED TO ONE TENANT, AND THAT TENANT IS EXPERIENCING OPERATING DIFFICULTIES.

     The Operating Partnership owns a 60% general partnership interest in a partnership, which we refer to as the "Vornado Crescent Portland Partnership," that owns 88 cold storage warehouses nationwide with an aggregate of approximately 441.5 million cubic feet of refrigerated, frozen and dry storage space. The Vornado Crescent Portland Partnership sold all of the non-real estate assets encompassing the operations of the temperature controlled business to a new partnership named AmeriCold Logistics, owned 60% by Vornado Operating Company, which we refer to as "Vornado Operating," and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado Crescent Portland Partnership, which continues to own the real estate. During 2002, AmeriCold Logistics generated approximately 8% of the Company's Adjusted EBITDA. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The contractual rent for 2002 was $150,000,000. The Landlord's share of annual maintenance capital expenditures is $9,500,000. In accordance with the leases, AmeriCold Logistics deferred payment of $32,248,000 of 2002 rent due to the Landlord, of which the Company's share was $19,349,000. Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize this rent in the year ended December 31, 2002. At December 31, 2002, the Company's share of the joint venture's total deferred rent receivable from the tenant is $24,350,000. On December 31, 2001, the Landlord released the tenant from its obligation to pay $39,812,000 of rent deferred in 2001 and 2000, of which the Company's share was $23,887,000. This amount equaled the rent which was not recognized as income by the joint venture and accordingly had no profit and loss effect to the Company.

     To the extent that the operations of AmeriCold Logistics may affect its ability to pay rent, including percentage rent due under the leases, the Company indirectly bears the risks associated with AmeriCold Logistics' cold storage business. The cold storage business is extremely competitive. Factors affecting AmeriCold Logistics' ability to compete include, among others, (a) warehouse locations, (b) customer mix and (c) availability, quality and price of additional services.

     THE COMPANY MAY NOT BE ABLE TO OBTAIN CAPITAL TO MAKE INVESTMENTS.

     Vornado depends primarily on external financing to fund the growth of its business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its net taxable income, excluding net capital gains, to its shareholders. The Company's partnership agreement requires it to make reasonable efforts to make distributions that are sufficient for Vornado to meet its 90% distribution requirement. The Company's access to debt or equity financing depends on banks' willingness to lend and on conditions in the capital markets. The Company and other companies in the real estate industry have experienced limited availability of bank loans and capital markets financing from time to time. Although the Company believes that it will be able to finance any investments it may wish to make in the foreseeable future, financing other than what it already has available might not be available on acceptable terms.

     For information about the Company's available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the notes to the consolidated financial statements in this annual report on Form 10-K.

     THE COMPANY'S OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

       STEVEN ROTH AND INTERSTATE PROPERTIES MAY EXERCISE SUBSTANTIAL INFLUENCE OVER THE COMPANY. THEY AND SOME OF VORNADO'S OTHER TRUSTEES AND OFFICERS HAVE INTERESTS OR POSITIONS IN OTHER ENTITIES THAT MAY COMPETE WITH THE COMPANY.

     As of December 31, 2002, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 12.9% of the common shares of Vornado, the Company's general partner, and approximately 27.5% of the common stock of Alexander's, Inc. and beneficially owned approximately 7.9% of the common stock of Vornado Operating (approximately 17.0% assuming redemption of 447,017 units of Vornado Operating L.P., the operating subsidiary of Vornado Operating, that are beneficially owned by Interstate Properties and redeemable for common stock of Vornado Operating). Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, the Chief Executive Officer and a director of Alexander's and the Chairman of the Board and Chief Executive Officer of Vornado Operating. Mr. Wight is a trustee of Vornado and is also a director of both Alexander's and Vornado Operating. Mr. Mandelbaum is a trustee of Vornado and is also a director of Alexander's.

     As of December 31, 2002, the Company owned 33.1% of the outstanding common stock of Alexander's. Alexander's is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander's has six properties, which are located in the New York City metropolitan area. Mr. Roth and Michael D. Fascitelli, the President and a trustee of Vornado, are directors of Alexander's. Messrs. Mandelbaum, Richard R. West and Wight are trustees of Vornado and are also directors of Alexander's.

     Because of these overlapping interests, Mr. Roth and Interstate Properties may have substantial influence over Vornado, Alexander's and Vornado Operating and on the outcome of any matters submitted to Vornado, Alexander's or Vornado Operating's shareholders for approval. In addition, certain decisions concerning the Company's operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and the Company's other security holders. In addition, Mr. Roth and Interstate Properties may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting the Company, Alexander's or Vornado Operating, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by the Company, Interstate Properties, Alexander's and Vornado Operating, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

     The Company currently manages and leases the real estate assets of Interstate Properties under a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days' notice at the end of the term. The Company earned $1,655,000 and $1,450,000 of management fees under the management agreement for the years ended December 31, 2001 and 2002. Because the Company and Interstate Properties are controlled by the same persons, as described above, the terms of the management agreement and any future agreements between the Company and Interstate Properties may not be comparable to those the Company could have negotiated with an unaffiliated third party.

       THE COMPANY ENGAGES IN TRANSACTIONS WITH VORNADO OPERATING ON TERMS THAT MAY OR MAY NOT BE COMPARABLE TO THOSE IT COULD NEGOTIATE WITH UNAFFILIATED THIRD PARTIES.

     In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. In addition to being trustees of Vornado, the Company's general partner, Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of Vornado's senior management hold corresponding positions with Vornado Operating.

     The Operating Partnership entered into a $75,000,000 unsecured revolving credit facility with Vornado Operating that expires on December 31, 2004. Borrowings under the revolving credit agreement bear interest at LIBOR plus 3%. The Operating Partnership receives an annual commitment fee equal to 1% on the average daily unused portion of the facility. Vornado Operating is not required to pay any amortization under the revolving credit agreement during its term. The revolving credit agreement prohibits Vornado Operating from incurring indebtedness to third parties, other than certain purchase money debt and certain other exceptions, and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit agreement.

     The Operating Partnership and Vornado Operating are parties to an agreement under which, among other things, (a) the Operating Partnership will offer Vornado Operating, under certain circumstances, an opportunity to become the lessee of certain real property owned now or in the future by the Operating Partnership under mutually satisfactory lease terms and (b) Vornado Operating will not make any real estate investment or other investments known as REIT-qualified investments unless it first offers the Operating Partnership the opportunity to make the investment and the Operating Partnership has rejected that opportunity. Under this agreement, the Operating Partnership provides Vornado Operating with administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Operating Partnership in an amount determined in good faith by the Operating Partnership as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Operating Partnership for certain costs incurred and paid to third parties on behalf of Vornado Operating. Under this agreement, compensation for these services was approximately $330,000, $371,000 and $330,000 for the years ended December 31, 2000, 2001 and 2002. Vornado Operating and the Operating Partnership each have the right to terminate this agreement if the other party is in material default of the agreement or upon 90 days' written notice to the other party at any time after December 31, 2003. In addition, the Operating Partnership has the right to terminate this agreement upon a change in control of Vornado Operating.

     Vornado Operating's restated certificate of incorporation specifies that one of its corporate purposes is to perform this agreement and, for so long as the agreement remains in effect, prohibits Vornado Operating from making any real estate investment or other REIT-qualified investment without first offering the opportunity to the Operating Partnership in the manner specified in this agreement.

     The Company and Vornado Operating may enter into additional transactions in the future. Because Vornado and Vornado Operating share common senior management and because a majority of Vornado's trustees also constitute the majority of the directors of Vornado Operating, the terms of the foregoing agreements and any future agreements between the Company and Vornado Operating may not be comparable to those the Company could have negotiated with an unaffiliated third party.

       THERE MAY BE CONFLICTS OF INTEREST BETWEEN THE COMPANY AND ALEXANDER'S.

     As of December 31, 2002, the Company owned 33.1% of the outstanding common stock of Alexander's. Alexander's is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander's has six properties. Interstate Properties, which is further described above, owned an additional 27.5% of the outstanding common stock of Alexander's as of December 31, 2002. Mr. Roth, Chairman of the Board and
Chief Executive Officer of Vornado, the Company's general partner, is Chief Executive Officer and a director of Alexander's, and Mr. Fascitelli, President and a trustee of Vornado, is President and a director of Alexander's. Messrs. Mandelbaum, West and Wight, trustees of Vornado, are also directors of Alexander's. Alexander's common stock is listed on the New York Stock Exchange under the symbol "ALX."

     At December 31, 2002, the Operating Partnership had loans receivable from Alexander's of $119,000,000 at an interest rate of 12.48%. These loans mature on the earlier of January 3, 2006 or the date that Alexander's Lexington Avenue construction loan is repaid in full. The Operating Partnership manages, develops and leases the Alexander's properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander's. These agreements have a one-year term expiring in March of each year, except that the Lexington Avenue management and development agreements have a term lasting until substantial completion of development of the Lexington Avenue property, and are all automatically renewable. Because Vornado and Alexander's share common senior management and because a majority of the trustees of Vornado also constitute the majority of the directors of Alexander's, the terms of the foregoing agreements and any future agreements between the Company and Alexander's may not be comparable to those the Company could have negotiated with an unaffiliated third party.

     For a description of Interstate Properties' ownership of Vornado, Vornado Operating and Alexander's, see "--Steven Roth and Interstate Properties may exercise substantial influence over the Company. They and some of Vornado's other trustees and officers have interests or positions in other entities that may compete with the Company" above.

     ARCHSTONE-SMITH TRUST PROVIDES SERVICES TO THE COMPANY UNDER AGREEMENTS THAT WERE NOT NEGOTIATED AT ARM'S LENGTH.

     The Company has agreements with Archstone-Smith Trust under which the Company leases office space to Archstone-Smith Trust and shares the cost of certain office-related services with it that were not negotiated at arm's length. These agreements were entered into by Charles E. Smith Commercial Realty in 1997, before the Company's January 1, 2002 acquisition of Charles E. Smith Commercial Realty, at a time when Mr. Smith and Mr. Kogod were in control of both Charles E. Smith Commercial and the Charles E. Smith Residential Division of Archstone-Smith. Mr. Smith and Mr. Kogod, who became members of Vornado's board of trustees on January 1, 2002, are also trustees and shareholders of Archstone-Smith Trust.

     THE COMPANY'S ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

     THE COMPANY DEPENDS ON ITS SUBSIDIARIES' DIVIDENDS AND DISTRIBUTIONS, AND THESE SUBSIDIARIES' CREDITORS AND PREFERRED SECURITY HOLDERS ARE ENTITLED TO PAYMENT OF AMOUNTS PAYABLE TO THEM BY THE SUBSIDIARIES BEFORE THE SUBSIDIARIES MAY PAY ANY DIVIDENDS OR DISTRIBUTIONS TO THE COMPANY.

     The Operating Partnership holds substantially all of its properties and assets through subsidiaries. The Operating Partnership therefore depends for substantially all of its cash flow on cash distributions to it by its subsidiaries. The creditors of each subsidiary are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to the Company. Thus, the Operating Partnership's ability to make distributions to holders of its securities, including its notes, depends on its subsidiaries' ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership.

     In addition, the Company may participate in any distribution of the assets of any of its subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

       THE COMPANY HAS INDEBTEDNESS, AND THIS INDEBTEDNESS MAY INCREASE.

     As of December 31, 2002, the Company had approximately $4.966 billion in total debt outstanding. The Company's ratio of total debt to total enterprise value was 45%. When we say "enterprise value" in the preceding sentence, we mean market equity value of the Company plus debt less cash. In the future, the Company may incur additional debt, and thus increase its ratio of total debt to total enterprise value, to finance acquisitions or property developments.

     The Indenture limits the Company's total outstanding debt, as defined, other than certain debt between Vornado Realty Trust, Vornado Realty L.P. or a subsidiary of either of them, to 60% of total assets, as defined, and also requires any entity resulting from certain business combinations with the Company to assume the Company's obligations on the notes under the Indenture, and that such business combinations not result in a default under the Indenture. Except for such limitations and requirements, the Indenture does not contain any provisions that would limit the Company's ability to incur indebtedness or that would afford its security holders protection in the event of: a highly leveraged or similar transaction involving us or any of our affiliates; a change of control of the Company; or a reorganization, restructuring, merger or similar transaction involving us or Vornado that may adversely affect the Company's security holders.

       LOSS OF THE COMPANY'S KEY PERSONNEL COULD HARM ITS OPERATIONS.

     The Company is dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, and Michael D. Fascitelli, the President of Vornado. While the Company believes that it could find replacements for these key personnel, the loss of their services could harm its operations.

ITEM 2.   PROPERTIES

     The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander's, Hotel Pennsylvania, The Newkirk Master Limited Partnership, and dry warehouses and industrial buildings.

OFFICE SEGMENT

     The Company currently owns all or a portion of 74 office properties containing approximately 27.7 million square feet. Of these properties, 21 contain 14.3 million square feet and are located in the New York City metropolitan area (primarily Manhattan) (the "New York City Office Properties") and 53 contain 13.4 million square feet and are located in the Washington, D.C. and Northern Virginia area (the "CESCR Office Properties"). Prior to January 1, 2002, the Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% interest.

     The following data on pages 23 to 26 covers the New York City Office Properties. The CESCR Office Properties are described on pages 27 to 30.

     NEW YORK CITY OFFICE PROPERTIES:

     The New York City Office Properties contain: (i) 13,164,000 square feet of office space, (ii) 805,000 square feet of retail space and (iii) 332,000 square feet of garage space (6 garages).

     The following table sets forth the percentage of the New York City Office Properties 2002 revenue by tenants' industry:

               Industry                              Percentage
               --------                              ----------
               Retail......................             10%
               Publishing..................              9%
               Government..................              6%
               Media and Entertainment.....              6%
               Legal.......................              6%
               Insurance...................              5%
               Technology..................              5%
               Finance.....................              4%
               Pharmaceuticals.............              4%
               Service Contractors.........              4%
               Apparel.....................              3%
               Not-for-Profit..............              3%
               Advertising.................              3%
               Bank Branches...............              3%
               Other.......................             29%
                                                       ---
                                                       100%
                                                       ===

     The Company's New York City Office property lease terms generally range from five to seven years for smaller tenant spaces to as long as 20 years for major tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant's share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a submetered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

     No tenant in the New York City office segment accounted for more than 10% of the Company's total revenue. Below is a listing of tenants which accounted for 2% or more of the New York City Office Properties revenues in 2002:

                                                                                        Percentage of
                                                                                        New York City     Percentage
                                                        Square Feet        2002       Office Properties    of Total
       Tenant                                             Leased         Revenues         Revenues         Revenues
       ------                                           -----------    ------------   -----------------   ----------
       VNU Inc................................            515,000      $ 18,750,000         3.4%                1.3%
       The McGraw-Hill Companies, Inc.........            518,000        18,714,000         3.3%                1.3%
       Sterling Winthrop, Inc..................           429,000        18,453,000         3.3%                1.3%
       Madison Square Garden L.P./ Rainbow Media
         Holdings, Inc........................            283,000        14,442,000         2.6%                1.0%

     The following tables set forth lease expirations for the office and retail portions of the New York City Office Properties as of December 31, 2002, for each of the next 10 years assuming that none of the tenants exercise their renewal options.

OFFICE SPACE:

                                                                                                   Annual Escalated
                                                                     Percentage of Total        Rent of Expiring Leases
                                 Number of       Square Feet of           Leased           -------------------------------
Year                          Expiring Leases    Expiring Leases        Square Feet            Total       Per Square Foot
----                          ---------------    ---------------     -------------------   ------------   ----------------
2003......................           151                565,000              4.7%          $ 20,581,000      $    36.44
2004......................           111                780,000              6.5%            26,916,000           34.49
2005......................           104                625,000              5.2%            24,813,000           39.69
2006......................            79              1,138,000              9.5%            39,291,000           34.51
2007......................            73                849,000              7.1%            32,963,000           38.84
2008......................            46              1,175,000 (1)          9.8%            40,757,000           34.69
2009......................            44                580,000              4.8%            21,980,000           37.91
2010......................            37              1,328,000             11.1%            48,394,000           36.45
2011......................            21                926,000              7.7%            44,851,000           48.43
2012......................            17                849,000              7.1%            27,112,000           31.95

----------
(1) Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office. The annual escalated rent is $3,533,000 or $7.18 per square foot. The U.S. Post Office has 6 five-year renewal options remaining.

RETAIL SPACE:

                                                                                                   Annual Escalated
                                                                     Percentage of Total        Rent of Expiring Leases
                                 Number of       Square Feet of           Leased           -------------------------------
Year                          Expiring Leases    Expiring Leases        Square Feet            Total       Per Square Foot
----                          ---------------    ---------------     -------------------   ------------   ----------------
2003......................            17                 56,000              7.2%          $  4,440,000      $  78.80
2004......................             9                 55,000              7.0%             6,448,000        117.77
2005......................             6                 30,000              3.8%             2,119,000         70.47
2006......................            11                 62,000              7.8%             2,849,000         46.30
2007......................             4                 10,000              1.2%               985,000        100.65
2008......................            10                 32,000              4.0%             1,600,000         50.60
2009......................             7                 23,000              2.9%             1,465,000         64.70
2010......................             6                 14,000              1.7%             2,249,000        164.15
2011......................             3                  9,000              1.1%               607,000         69.11
2012......................             4                 32,000              4.0%               951,000         30.05

     The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties at the end of each of the past five years.

                                                                                Average Annual
                        As of               Rentable                            Escalated Rent
                     December 31,          Square Feet      Occupancy Rate      Per Square Foot
               ----------------------      -----------      --------------      ---------------
               2002..................       14,304,000            95.9%            $  37.36
               2001..................       14,300,000            97.4%               35.53
               2000..................       14,396,000            96.3%               32.18
               1999..................       14,028,000            89.8%               30.16
               1998..................       12,437,000            91.0%               28.14

     During 2002, 609,000 square feet of New York City office space was leased at a weighted average initial rent per square foot of $44.70. The Company's ownership interest in the leased square footage is 579,000 square feet at a weighted average initial rent per square foot of $44.82, a 30.0% increase over the weighted average escalated rent per square foot of $34.11 for the expiring leases. Following is the detail by building:

                                                                      2002 Leases
                                                           ---------------------------------
                                                                             Average Initial
                                                                             Rent Per Square
               Location                                    Square Feet           Foot(1)
               --------                                    -----------       ---------------
                  One Penn Plaza......................        151,000           $    48.73
                  Two Penn Plaza......................         87,000                44.27
                  150 East 58th Street................         58,000                46.77
                  595 Madison Avenue..................         54,000                54.06
                  40 Fulton Street....................         51,000                30.00
                  Eleven Penn Plaza...................         40,000                41.93
                  888 Seventh Avenue..................         40,000                52.12
                  20 Broad Street (60%)...............         34,000                28.39
                  90 Park Avenue......................         32,000                50.22
                  866 UN Plaza........................         31,000                40.28
                  330 Madison Avenue (25%)............         21,000                52.76
                  Paramus.............................         10,000                17.47
                                                           ----------
               Total..................................        609,000                44.70
                                                           ==========
               Vornado's Ownership Interest...........        579,000                44.82
                                                           ==========

----------
       (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

     In addition to the office space noted above, the Company leased 48,000 square feet of retail space at a weighted average initial rent of $112.01 per square foot. Further, the Company leased 140,000 square feet of garage space at a weighted average initial rent per square foot of $19.02.

New York City Office Properties

     The following table sets forth the New York City Office Properties owned by the Company as of December 31, 2002:

                                                           APPROXIMATE
                                                             LEASABLE
                                                         BUILDING SQUARE        PERCENT           ENCUMBRANCES
                         LOCATION                              FEET             LEASED         (IN THOUSANDS) (2)
        ---------------------------------------------    ---------------        -------        ------------------
        NEW YORK (Manhattan)
            One Penn Plaza (1).......................         2,509,000          96.7%           $     275,000
            Two Penn Plaza...........................         1,525,000          95.4%                 154,669
            909 Third Avenue (1).....................         1,305,000          96.2%                 105,837
            770 Broadway.............................         1,046,000          99.6%                  83,314
            Eleven Penn Plaza........................         1,024,000          97.0%                  50,383
            Two Park Avenue..........................           964,000          98.6%                      --
            90 Park Avenue...........................           890,000          92.9%                      --
            888 Seventh Avenue (1)...................           877,000          92.1%                 105,000
            330 West 34th Street (1).................           637,000          99.9%                      --
            1740 Broadway............................           567,000          99.8%                      --
            150 East 58th Street (1).................           559,000          88.8%                      --
            866 United Nations Plaza.................           391,000          98.1%                  33,000
            595 Madison (Fuller Building)............           305,000          91.4%                  70,345
            640 Fifth Avenue.........................           268,000          99.4%(3)                   --
            40 Fulton Street.........................           238,000          85.4%                      --
            689 Fifth Avenue.........................            89,000          74.3%                      --
            7 West 34th Street.......................           424,000         100.0%                      --
            330 Madison Avenue (25% Interest)........           784,000          88.8%                  60,000
            20 Broad Street (60% Interest) (1).......           466,000          93.6%                      --
            825 Seventh Avenue (50% Interest)........           165,000         100.0%                  23,315

        NEW JERSEY

            Paramus (1)..............................           128,000          91.7%                      --

                                                         --------------                          -------------
        TOTAL OFFICE BUILDINGS.......................        15,161,000          95.6%           $     960,863
                                                         ==============                          =============

        VORNADO'S OWNERSHIP INTEREST.................        14,304,000          95.9%           $     904,206
                                                         ==============                          =============

----------
          (1) These properties are 100% ground leased with the exception of 150 East 58th Street where less than 10% is ground leased.
          (2) See Note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.
          (3) Excludes portion of the building under development.

     CHARLES E. SMITH COMMERCIAL REALTY ("CESCR") OFFICE PROPERTIES:

     CESCR owns 53 office buildings in the Washington D.C. and Northern Virginia area containing 13.4 million square feet. As of December 31, 2002, 45 percent of CESCR's property portfolio is leased to various agencies of the U.S. government (General Services Administration "GSA").

     CESCR office leases are typically for three to five year terms, and may provide for extension options at either pre-negotiated or market rates. Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses. Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction costs of its premises.

     The following table sets forth the percentage of CESCR's Office properties 2002 revenue by tenants' industry:

                                        Industry                           Percentage
                                  ----------------------                   ----------
                      United States Government ("GSA")..........                39%
                      Government Contractors....................                26%
                      Transportation............................                 6%
                      Communication.............................                 4%
                      Legal.....................................                 4%
                      Retail....................................                 4%
                      Business Services.........................                 4%
                      Real Estate...............................                 2%
                      Trade Associations........................                 2%
                      Printing/Publishing.......................                 1%
                      Health Services...........................                 1%
                      Other.....................................                 7%
                                                                           -------
                                                                               100%
                                                                           =======

     Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2002:

                                                                                          Percentage of
                                                                                          CESCR Office      Percentage
                                                          Square Feet          2002        Properties        of Total
        Tenant                                               Leased          Revenues       Revenues         Revenues
        ------                                            -----------     -------------   -------------     ----------
        GSA (115 separate leases)...................       5,934,000      $ 164,009,000       39.0%           11.4%
        Science Applications International Corp.....         411,000         12,175,000        2.9%             .8%
        US Airways, Inc (1).........................         296,000         10,721,000        2.5%             .7%

----------
     (1) On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Effective January 1, 2003, the Company agreed to amend its lease with US Airways at Crystal City to (i) reduce the tenant's space by 90,732 square feet to 205,600 square feet (ii) reduce the annual escalated rent from $36.00 to $29.75 per square foot with 2.5% annual base rent escalations, (iii) provide the tenant with up to $1,200,000 of tenant allowances and (iv) loan the tenant up to $1,000,000 at 9% per annum for additional tenant improvements which is to be repaid over the lease term. This lease modification is subject to a confirmed plan of reorganization by the Bankruptcy Court.

     The following table sets forth as of December 31, 2002 CESCR lease expirations for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

                                                                                                   Annual Escalated
                                                                     Percentage of Total        Rent of Expiring Leases
                                 Number of       Square Feet of           Leased           -------------------------------
Year                          Expiring Leases    Expiring Leases        Square Feet            Total       Per Square Foot
----                          ---------------    ---------------     -------------------   ------------   ----------------
2003......................           385              2,868,000(1)         22.9%           $  85,531,000      $ 29.82
2004......................           223              3,147,000            25.1%              88,487,000        28.12
2005......................           166              1,594,000            12.7%              46,441,000        29.14
2006......................           117              1,290,000            10.3%              40,171,000        31.15
2007......................            96                783,000             6.2%              23,339,000        29.81
2008......................            33                577,000             4.6%              19,218,000        33.29
2009......................            35                495,000             3.9%              12,258,000        24.78
2010......................            30                264,000             2.1%               8,259,000        31.28
2011......................            39                869,000             6.9%              25,559,000        29.40
2012......................            21                500,000             4.0%              16,101,000        32.23

----------
(1) Of the square feet expiring in 2003, 626,000 square feet has been renewed or is currently in negotiations to be renewed.

     Included in the above table are U.S. Patent and Trademark Office leases expiring from 2003 through 2006 as follows: 139,000 square feet in 2003, 1,179,000 square feet in 2004, 513,000 square feet in 2005 and 107,000 square feet in 2006. The U.S. Patent and Trademark Office is scheduled to relocate its offices beginning in the second half of 2004. The Company expects that all leases expiring prior to March 2004 will be extended or renewed to 2004 or 2005.

     The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past five years:

                                                                             Average Annual
                     As of               Rentable                            Escalated Rent
                  December 31,          Square Feet      Occupancy Rate      Per Square Foot
            ----------------------      -----------      --------------      ---------------
            2002..................       13,395,000            93.6%            $  29.38
            2001..................       12,899,000            94.8%               28.59
            2000..................       12,495,000            97.9%               27.38
            1999..................       10,657,000            98.6%               26.46
            1998..................       10,657,000            97.8%               25.22

     During 2002, CESCR leased 2,025,047 square feet of space at a weighted average initial rent per square foot of $31.29, a 5.5% increase over the weighted average escalated rent per square foot of $29.66 for the expiring leases. Following is the detail by building and/or complex:

                                                                           Average Initial Rent
               Location                                    Square Feet     Per Square Foot (1)
               ----------------------                      -----------     --------------------
               1101 17th Street.................                16,610          $ 34.72
               1730 M Street....................                20,675            31.18
               1140 Connecticut Avenue..........                45,694            33.14
               1150 17th Street.................                76,383            35.24
               Crystal Mall.....................                   430            24.23
               Crystal Plaza....................                82,624            29.38
               Crystal Square...................               308,229            32.81
               Crystal Gateway..................               213,541            31.84
               Crystal Park.....................               662,464            32.58
               1919 South Eads Street...........                 7,904            32.27
               Skylines.........................               247,566            25.60
               Arlington Plaza..................                 8,731            23.53
               Democracy Plaza..................                70,896            33.60
               Courthouse Plaza.................               239,683            29.91
               Reston Executive.................                 1,677            26.35
               Tysons Dulles....................                 5,749            27.27
               Commerce Executive...............                 9,061            26.69
               Fairfax Square (20% interest)....                 7,130            27.86
                                                           -----------
                                                             2,025,047            31.29
                                                           ===========

               ----------
               (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

     The above table excludes 317,000 square feet leased at an average initial rent of $29.21 that was vacant at the time of the Company's acquisition of CESCR or had been vacant for more than 9 months.

     CESCR manages an additional 5.1 million square feet of office and other commercial properties in the Washington, D.C. area for third parties.

CESCR Office Properties

     The following table sets forth the CESCR Office Properties as of December 31, 2002:

                                                                APPROXIMATE
                                               NUMBER             LEASABLE
                                                 OF           BUILDING SQUARE     PERCENT             ENCUMBRANCES
     Location/Complex                         BUILDINGS            FEET           LEASED            (IN THOUSANDS) (2)
     --------------------                     ---------       ---------------     -------           ------------------
         Crystal Mall......................       4               1,066,000        98.9%              $       65,877

         Crystal Plaza.....................       7               1,226,000        99.2%                      70,356

         Crystal Square....................       4               1,386,000        97.9%                     195,048

         Crystal Gateway...................       5               1,443,000        94.4%                     208,118

         Crystal Park......................       5               2,160,000        97.0%                     276,534

         Arlington Plaza...................       1                 173,000        86.5%                      17,531

         1919 S. Eads Street...............       1                  96,000        87.6%                      13,148

         Skyline Place.....................       7               2,016,000        86.6%                     139,900

         One Skyline Tower.................       1                 476,000       100.0%                      65,764

         Courthouse Plaza (1)..............       2                 615,000        99.1%                      80,062

         1101 17th Street..................       1                 205,000        87.5%                      27,248

         1730 M Street (1).................       1                 189,000        92.1%                      17,012

         1140 Connecticut Avenue...........       1                 175,000        91.5%                      20,153

         1150 17th Street..................       1                 225,000        95.6%                      32,904

         1750 Pennsylvania Avenue..........       1                 262,000        97.9%                      49,794

         Democracy Plaza I (1).............       1                 207,000        98.0%                      27,640

         Tysons Dulles.....................       3                 473,000        89.6%                      69,507

         Commerce Executive................       3                 413,000        56.0%                      53,307

         Reston Executive..................       3                 484,000        93.5%                      73,844

         Fairfax Square (20% interest).....       1                 105,000        83.6%                      13,780

                                              -----              ----------                           --------------
         TOTAL OFFICE BUILDINGS (VORNADO'S
            INTEREST)......................      53              13,395,000        93.6%              $    1,517,527
                                              =====              ==========                           ==============

     NOTES:

     (1) These properties are 100% ground leased.
     (2) See note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.

RETAIL SEGMENT

     The Company owns 62 retail properties of which 51 are strip shopping centers primarily located in the Northeast and Mid-Atlantic states, two are regional malls located in San Juan, Puerto Rico, two are super-regional malls located in Nassau County, Long Island, New York and in Monmouth County, New Jersey and seven are retail sites located in Manhattan. The Company's strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas. The Company believes these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

     The Company's strip shopping centers which contain an aggregate of 9.3 million square feet, are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores, membership warehouse clubs and "category killers." Category killers are large stores which offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price.

     The Company's two regional malls are the Montehiedra Mall which contains 554,000 square feet and is anchored by Home Depot, Kmart and Marshalls and the Las Catalinas Mall which contains 354,000 square feet and is anchored by Kmart and Sears, which owns its store. On September 23, 2002, the Company increased its interest in the Las Catalinas Mall to 100% by acquiring the 50% of the mall and the 25% of Kmart's anchor store it did not already own.

     The Green Acres Mall is a 1.6 million square foot super-regional mall located in Long Island, New York. The Green Acres Mall is anchored by four major department stores: three of which, Sears, Roebuck and Co., J.C. Penney Company, Inc. and Federated Department Stores, Inc. ("Federated") doing business as Macy's, are operating and the fourth, also leased to Federated (previously occupied by Stern's), is currently dark, however, Federated continues to pay the rent. The complex also includes The Plaza at Green Acres, a 188,000 square foot strip shopping center which is anchored by National Wholesale Liquidators. The Company has entered into a lease with Wal-Mart for the other anchor store at the Plaza, which is subject to governmental approvals.

     The Monmouth Mall, located in Eatontown, New Jersey was acquired on October 10, 2002, by a joint venture in which the Company has a 50% interest. The mall is a super regional mall containing 1.5 million square feet and anchored by four department store tenants (Macy's, Lord & Taylor, J.C. Penney's and Boscovs), three of which own 731,000 square feet of the 1.5 million square feet.

     The following table sets forth the percentage of the Retail Portfolio 2002 rentals by type of retailer:

                               Industry                       Percentage
                          ---------------------             --------------
                    Discount Department Stores........            11%
                    Supermarkets......................             7%
                    Home Improvement..................             7%
                    Family Apparel....................             6%
                    Electronics stores................             4%
                    Restaurants.......................             4%
                    Women's Apparel...................             3%
                    Other.............................            58%
                                                                 ---
                                                                 100%
                                                                 ===

     The Manhattan retail sites include six operating properties containing 127,000 square feet, including 43,000 square feet of new retail space at 435 Seventh Avenue leased to Hennes & Mauritz. The seventh property, 4 Union Square South, is currently under development.

     The following tables set forth the occupancy rate and the average annual base rent per square foot for the retail properties at the end of each of the past five years.

        STRIP SHOPPING CENTERS:

                                                                            Average Annual
                                         Rentable                             Base Rent
               As of December 31,       Square Feet     Occupancy Rate     Per Square Foot
               ------------------       -----------     --------------     ---------------
               2002..............        9,295,000           85.7%             $  11.11
               2001..............        9,008,000           89.0%                10.60
               2000..............        9,000,000           91.1%                10.72
               1999..............        8,212,000           91.0%                10.20
               1998..............        8,332,000           91.1%                 9.87

        REGIONAL AND SUPER REGIONAL MALLS:

                                                                          Average Annual Base Rent
                                                                               Per Square Foot
                                                                          ------------------------
                                         Rentable
               As of December 31,       Square Feet     Occupancy Rate    Mall Tenants     Total
               ------------------       -----------     --------------    ------------   --------
               2002..............         2,875,000         95.4%          $  27.79      $  17.15
               2001..............         2,293,000         98.7%             34.04         16.02
               2000..............         2,293,000         95.5%             32.05         14.84
               1999..............         2,293,000         95.5%             31.66         14.50
               1998..............         2,293,000         95.2%             29.40         13.90

     The aggregate occupancy rate for the 12.5 million square feet of retail properties at December 31, 2002 is 88.3%. The occupancy rate includes leases for 490,000 square feet at five locations (4%) which have not commenced at December 31, 2002. Three of these locations aggregating 268,000 square feet are ground leased to Lowe's which plans to demolish the existing buildings and construct its own stores at the sites and two locations containing 223,000 square feet are leased to Wal-Mart, which plans to demolish an existing building and construct its own store at one of the sites and occupy the existing store at the other site. All of these redevelopment projects are subject to governmental approvals and in some cases, the relocation of existing tenants.

     The Company's shopping center lease terms range from 5 years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants' sales and pass through to tenants of the tenants' share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant's direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2002. None of the tenants in the Retail Segment accounted for more than 10% of the Company's total revenues.

     Below is a listing of tenants which accounted for 2% or more of the Retail property revenues in 2002:

                                                                                      Percentage of
                                                      Square Feet      2002         Retail Properties   Percentage of
          Tenant                                        Leased       Revenues           Revenues        Total Revenues
          ------                                      -----------  ------------     -----------------   --------------
          Stop & Shop Companies, Inc.
              (Stop & Shop).........................    981,000    $ 12,772,000           9.7%              .9%
          The Home Depot, Inc.......................    630,000       6,987,000           5.3%              .5%
          The TJX Companies, Inc....................    414,000       5,288,000           4.0%              .4%
          Kohl's....................................    697,000       4,250,000           3.2%              .3%
          Wal-Mart/Sam's Wholesale..................    959,000       3,593,000           2.7%              .3%
          Staples, Inc..............................    222,000       3,427,000           2.6%              .2%
          Shop Rite.................................    381,000       3,329,000           2.5%              .2%
          Toys "R" Us/Kids "R" Us...................    287,000       2,697,000           2.1%              .2%

     FORMER BRADLEES LOCATIONS:

     The Company previously leased 18 locations to Bradlees which closed all of its stores in February 2001. The leases for four former Bradlees locations were assigned by Bradlees to other retailers. The Company has re-leased nine of the other former Bradlees locations; three to Kohl's, two each to Lowe's and Haynes Furniture, and one each to Home Depot and Wal-Mart. Lowe's and Wal-Mart will demolish the existing properties and construct their own stores, subject to the receipt of various governmental approvals and the relocation of existing tenants. Of the remaining five locations which are currently vacant, two of the leases are guaranteed and the rent is being paid by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), an international food retailer. Stop & Shop remains contingently liable for rent at a number of the former Bradlees locations for the term of the Bradlees leases.

     Property rentals for the year ended December 31, 2002, include $5,000,000 of additional rent which, effective December 31, 2002, was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty, dated May 1, 1992. This amount is in addition to all other rent guaranteed at the former Bradlees locations. On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

     In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. The Company cannot predict what effect, if any, this situation may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

     The following table sets forth as of December 31, 2002 lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                            Annual Rent of
                                                                                            Expiring Leases
                                   Number of       Square Feet     Percentage of      ---------------------------
                                   Expiring        of Expiring      Total Leased                       Per Square
      Year                          Leases            Leases         Square Feet         Total            Foot
      ----                         ---------       -----------     -------------      ------------     ----------
      2003.................           104            492,000            4.7%          $  9,050,000      $  18.39
      2004.................            88            650,000            6.2%             9,798,000         15.08
      2005.................           120            568,000            5.4%            11,224,000         19.77
      2006.................            84            873,000            8.4%             7,583,000          8.68
      2007.................           117            867,000            8.3%            11,388,000         13.14
      2008.................            58            469,000            4.5%             6,225,000         13.27
      2009.................            51            409,000            3.9%             6,176,000         15.09
      2010.................            31            381,000            3.7%             4,781,000         13.34
      2011.................            33            712,000            6.8%             5,082,000          9.12
      2012.................            14            350,000            3.4%             3,254,000          9.31

     During 2002, approximately 902,000 square feet of retail space was leased at a weighted average rent per square foot of $13.58, a 33.8% increase over the weighted average rent per square foot of $10.15 for the expiring leases and 1,117,000 square feet of land was ground leased to retailers at a weighted average rent per square foot of $6.69. Following is the detail by property:

                                                                      2002 Leases
                                                          ----------------------------------
                                                                                  Average
                                                                               Initial Rent
                                                            Square              Per Square
               Location                                      Feet                Foot (1)
               ------------------                         -----------        ---------------
               Space Leases:
                  Valley Stream.......................        171,000              $ 21.49
                  East Brunswick......................        142,000                14.00
                  Hackensack..........................        115,000                16.14
                  Levittown...........................        105,000                 6.10
                  Middletown..........................        101,000                10.29
                  Turnersville........................         89,000                 6.10
                  Dundalk.............................         40,000                 6.09
                  Manalapan...........................         38,000                14.50
                  Hanover Conrans.....................         36,000                18.26
                  Newington...........................         19,000                12.25
                  Bricktown...........................         16,000                17.10
                  East Hanover........................         10,000                 9.96
                  Morris Plains.......................          7,000                25.57
                  North Bergen........................          3,000                31.10
                  Towson..............................          3,000                24.00
                  Allentown...........................          3,000                17.50
                  North Plainfield....................          2,000                15.50
                  Cherry Hill.........................          2,000                12.73
                                                          -----------
                  Total...............................        902,000                13.58
                                                          ===========
               Land Leases:
                  Rochester...........................        205,000                 3.08
                  Lancaster...........................        170,000                 2.50
                  Jersey City (2).....................        170,000                 7.54
                  Dover (2)...........................        169,000                 7.67
                  Union (2)...........................        159,000                15.15
                  Newington...........................        132,000                 4.92
                  Chicopee (2)........................        112,000                 6.93
                                                          -----------
                                                            1,117,000                 6.69
                                                          ===========

----------
     (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
     (2) Lowe's will demolish the existing buildings and construct its own buildings in Jersey City, Dover and Union and Wal-Mart will demolish the existing building and construct its own building in Chicopee. These leases are expected to commence within the next 12 to 24 months upon receipt of various governmental approvals, and the relocation of existing tenants.

     Retail Properties

     The following table sets forth the Retail Properties as of December 31, 2002:

                                            APPROXIMATE LEASABLE BUILDING
                                                   SQUARE FOOTAGE
                                            -----------------------------
                                                              OWNED BY
                                              OWNED/       TENANT ON LAND
                                            LEASED BY       LEASED FROM     PERCENT        ENCUMBRANCES
          LOCATION                           COMPANY          COMPANY       LEASED      (IN THOUSANDS) (2)
          -----------                       ----------     --------------   -------     ------------------
          NEW JERSEY
             Bordentown................        179,000              --        95.0%          $    8,111
             Bricktown.................        260,000           3,000        95.7%              16,390
             Cherry Hill...............        231,000          64,000        70.6%              15,075
             Delran....................        169,000           3,000       100.0%               6,461
             Dover.....................        173,000              --        98.7%               7,388
             East Brunswick............        221,000          10,000       100.0%              22,887
             East Hanover I............        271,000              --        97.6%              20,579
             East Hanover II...........         77,000              --        99.2%               6,860
             Hackensack................        209,000          60,000       100.0%              25,144
             Jersey City...............        222,000           3,000        95.7%              19,249
             Kearny....................         40,000          66,000       100.0%               3,758
             Lawnside..................        142,000           3,000       100.0%              10,651
             Lodi......................        171,000              --       100.0%               9,439
             Manalapan.................        196,000           2,000        57.2%              12,597
             Marlton...................        174,000           7,000        86.6%              12,249
             Middletown................        180,000          52,000        91.9%              16,535
             Monmouth Mall (50%
                interest)..............        743,000              --        96.3%             135,000
             Morris Plains.............        176,000           1,000       100.0%              12,104
             North Bergen..............          7,000          55,000       100.0%               3,985
             North Plainfield (1)......        219,000              --        89.9%              10,942
             Totowa....................        178,000         139,000       100.0%              29,694
             Turnersville..............         89,000           7,000       100.0%               4,108
             Union.....................        263,000              --        82.6%              33,722
             Vineland..................        143,000                         5.6%                  --
             Watchung..................         50,000         116,000        98.2%              13,606
             Woodbridge................        231,000           4,000        50.9%              22,227
                                            ----------      ----------                       ----------
                Total New Jersey.......      5,014,000         595,000        90.1%             478,761
                                            ----------      ----------                       ----------

          NEW YORK
            Manhattan:
             1135 Third Avenue.........         25,000              --       100.0%                  --
             4 Union Square South
                (in development).......        230,000              --          --(4)                --
             424 Sixth Avenue..........         10,000              --       100.0%                  --
             435 Seventh Avenue........         43,000              --       100.0%                  --
             484 Eighth Avenue.........         14,000              --       100.0%                  --
             715 Lexington Avenue......         32,000              --        72.3%(4)               --
             825 Seventh Avenue........          3,000              --       100.0%                  --
            Other:
             Albany (Menands)..........        140,000              --        74.0%               6,251
             Buffalo (Amherst) (1).....        185,000         112,000        81.1%               7,044
             Freeport..................        167,000              --       100.0%              14,879
             New Hyde Park (1).........        101,000              --       100.0%               7,510
             North Syracuse............         98,000              --       100.0%                  --
             Rochester.................             --         205,000       100.0%                  --
             Rochester (Henrietta) (1)         148,000              --         0.0%                  --
             Valley Stream (Green
                Acres) (1).............      1,535,000          61,000        97.1%             150,717
                                            ----------      ----------                       ----------
                Total New York.........      2,731,000         378,000        89.8%             186,401
                                            ----------      ----------                       ----------

           PENNSYLVANIA
             Allentown.................        267,000         354,000        98.1%              23,367
             Bensalem..................        118,000           8,000        98.4%               6,457
             Bethlehem.................        159,000              --        74.4%               4,087
             Broomall..................        147,000          22,000       100.0%               9,827
             Glenolden.................        102,000              --        10.1%               7,370
             Lancaster.................         58,000         170,000        93.6%                  --
             Levittown.................        105,000              --       100.0%                  --
             10th and Market
                Streets, Philadelphia..        271,000              --        73.7%               9,001
             Upper Moreland............        122,000              --       100.0%               6,986
             York......................        111,000              --        24.6%               4,132
                                            ----------      ----------                       ----------
                Total Pennsylvania.....      1,460,000         554,000        84.3%              71,227
                                            ----------      ----------                       ----------

                                            APPROXIMATE LEASABLE BUILDING
                                                   SQUARE FOOTAGE
                                            -----------------------------
                                                              OWNED BY
                                              OWNED/       TENANT ON LAND
                                            LEASED BY       LEASED FROM     PERCENT        ENCUMBRANCES
          LOCATION                           COMPANY          COMPANY       LEASED      (IN THOUSANDS) (2)
          -----------                       ----------     --------------   -------     ------------------
          MARYLAND
             Baltimore (Belair Rd.) (3)             --              --          --                   --
             Baltimore (Towson)........        152,000              --        79.3%              11,451
             Baltimore (Dundalk).......        181,000           3,000        81.9%               6,205
             Glen Burnie...............         65,000          56,000       100.0%               5,893
             Hagerstown................        149,000              --        35.5%               3,302
                                            ----------      ----------                       ----------
                Total Maryland.........        547,000          59,000        73.4%              26,851
                                            ----------      ----------                       ----------

          CONNECTICUT
             Newington.................         43,000         140,000       100.0%               6,581
             Waterbury.................        146,000              --        64.8%                  --
                                            ----------      ----------                       ----------
                Total Connecticut......        189,000         140,000        84.4%               6,581
                                            ----------      ----------                       ----------

          MASSACHUSETTS
             Chicopee..................        112,000           4,000       100.0%                  --
             Milford (1)...............         83,000              --       100.0%                  --
             Springfield...............          8,000         117,000       100.0%               3,142
                                            ----------      ----------                       ----------
                Total Massachusetts....        203,000         121,000       100.0%               3,142
                                            ----------      ----------                       ----------

          PUERTO RICO
          (SAN JUAN)
             Montehiedra Mall..........        554,000              --        91.8%              59,638
             Las Catalinas Mall........        354,000              --        96.6%              67,692
                                            ----------      ----------                       ----------
                Total..................        908,000              --        93.6%             127,330
                                            ----------      ----------                       ----------

          Total Shopping Centers.......     11,052,000       1,847,000        88.8%          $  900,293
                                            ==========      ==========                       ==========
          VORNADO'S OWNERSHIP INTEREST.     10,681,000       1,847,000        88.3%          $  832,793
                                            ==========      ==========                       ==========

          (1) These properties are ground leased.
          (2) See note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.
          (3) On January 9, 2003, this property was sold for $4.5 million, which resulted in a gain of $2.6 million to be recognized in the first quarter of 2003.
          (4) Under development.

MERCHANDISE MART SEGMENT

     The Merchandise Mart Properties are a portfolio of 9 properties containing an aggregate of 8.6 million square feet.

     Below is a breakdown of square feet by location and use as of December 31, 2002.

                                                                                         Showroom
                                                                             ----------------------------------
                                                                                                     Temporary
                                                       Total      Office       Total     Permanent   Trade Show   Retail
                                                     ---------   ---------   ---------   ---------   ----------  ---------
     Chicago, Illinois
      Merchandise Mart ...........................   3,453,000   1,150,000   2,149,000   1,862,000     287,000     154,000
      350 N. Orleans .............................   1,149,000     862,000     287,000     287,000          --          --
      33 N. Dearborn .............................     326,000     314,000          --          --          --      12,000
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total Chicago, Illinois .....................   4,928,000   2,326,000   2,436,000   2,149,000     287,000     166,000
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     HighPoint, North Carolina
      Market Square Complex ......................   1,747,000          --   1,747,000   1,113,000     634,000          --
      National Furniture Mart ....................     259,000          --     259,000     259,000          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total HighPoint, North Carolina .............   2,006,000          --   2,006,000   1,372,000     634,000          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
      L.A. Mart ..................................     757,000          --     757,000     757,000          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total Los Angeles, California ...............     757,000          --     757,000     757,000          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Washington, D.C
      Washington Design Center ...................     387,000      58,000     329,000     329,000          --          --
      Washington Office Center ...................     396,000     360,000          --          --          --      36,000
      South Capitol ..............................      94,000      94,000          --          --          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total Washington, D.C .......................     877,000     512,000     329,000     329,000          --      36,000
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total Merchandise Mart Properties ...........   8,568,000   2,838,000   5,528,000   4,607,000     921,000     202,000
                                                     =========   =========   =========   =========   =========   =========
     Occupancy rate ..............................                    89.2%                   95.2%                   83.9%
                                                                 =========               =========               =========

  OFFICE SPACE

     The following table sets forth the percentage of the Merchandise Mart Properties office revenues by tenants' industry during 2002:

                    Industry                                  Percentage
                    --------                                  ----------
                    Government........................            33%
                    Service...........................            24%
                    Telecommunications................            13%
                    Banking...........................            12%
                    Insurance.........................            10%
                    Pharmaceutical....................             4%
                    Other.............................             4%

     The average lease term ranges from three to five years for smaller tenants to as long as 15 years for large tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants' share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a submetered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant's initial construction of its premises. None of the tenants in the Merchandise Mart Properties segment accounted for more than 10% of the Company's total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties' revenues in 2002:

                                                                                 Percentage of       Percentage of
                                                Square Feet         2002            Segment          Total Company
         Tenant                                    Leased         Revenues         Revenues            Revenues
         ---------                              -----------     ------------    --------------       -------------
         General Services Administration...        307,000      $ 10,247,000          4.8%                .7%
         Ameritech.........................        234,000         6,533,000          3.2%                .5%
         Bankers Life and Casualty.........        303,000         5,861,000          2.7%                .4%
         Bank of America...................        202,000         4,299,000          2.0%                .3%
         Chicago Transit Authority.........        251,000         4,247,000          2.0%                .3%

     On December 30, 2002, the Company entered into a lease modification agreement with Bankers Life and Casualty ("Bankers") to (i) extend the term for 107,000 square feet from November 30, 2008 (the date it was scheduled to expire) to November 30, 2018, (ii) maintain 70,000 square feet through November 30, 2008, (iii) surrender 83,000 square feet on March 1, 2003, (which the Company has re-leased to RBC Mortgage Company for a 15-year term) and (iv) vacate the remaining 43,000 square feet. Bankers is not part of the bankruptcy filing of its parent company, Conseco.

     On November 25, 2002, the Chicago Transit Authority notified the Company that it is exercising its right to terminate its lease as of November 30, 2004, which was scheduled to expire on November 30, 2007. In connection with the termination, the Company received a payment of $794,000 in November 2002 and will receive an additional $750,000 in 2004.

     The following table sets forth the occupancy rate and the average escalated rent per square foot for the Merchandise Mart Properties' office space at the end of each of the past five years.

                                                                               Average Annual
                          As of           Rentable                             Escalated Rent
                      December 31,       Square Feet       Occupancy Rate     Per Square Foot
                    ---------------      -----------       --------------     ---------------
                    2002...........        2,838,000            89.2%          $    24.00
                    2001...........        2,841,000            89.2%               23.84
                    2000...........        2,869,000            90.2%               23.52
                    1999...........        2,414,000            93.3%               20.12
                    1998...........        2,274,000            96.9%               19.68

     The following table sets forth as of December 31, 2002 office lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                 Annual Escalated
                                                                   Percentage of Total        Rent of Expiring Leases
                                 Number of       Square Feet of          Leased           -----------------------------
Year                          Expiring Leases    Expiring Leases      Square Feet            Total      Per Square Foot
----                          ---------------    ---------------   -------------------    -----------   ---------------
2003......................            12               37,000           1.6%              $   953,000       $  25.82
2004......................            19              349,000          14.9%                7,043,000          20.15
2005......................            17              176,000           7.5%                4,214,000          23.90
2006......................            11              101,000           4.3%                2,492,000          24.75
2007......................            14              223,000           9.5%                5,192,000          23.25
2008......................            12              552,000          23.6%               11,716,000          21.22
2009......................             5              276,000          11.8%                6,058,000          21.98
2010......................             2              357,000          15.2%               11,893,000          33.36
2011......................             1              193,000           8.3%                5,620,000          29.07
2012......................            12               77,000           3.3%                1,851,000          23.93

     During 2002, 164,000 square feet of office space was leased at a weighted average initial rent per square foot of $26.97, an increase of 1.2% over the weighted average escalated rent per square foot of $26.66 for the leases expiring. Following is the detail by building:

                                                                              2002 Leases
                                                                    -----------------------------
                                                                                 Average Initial
                                                                                     Rent Per
                                                                   Square Feet    Square Foot(1)
                                                                   -----------  -----------------
                         33 North Dearborn Street..............         80,000        $ 24.67
                         Washington Office Center..............         56,000          31.11
                         Merchandise Mart......................         14,000          17.42
                         Washington Design Center..............         14,000          33.41
                                                                    ----------
                           Total...............................        164,000          26.97
                                                                    ==========

      ----------
      (1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

   SHOWROOM SPACE

     The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gifts, carpet, residential furnishings, building products, crafts, apparel and design industries. Merchandise Mart Properties own and operate five of the leading furniture and gifts trade shows including the contract furniture industry's largest annual trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry's semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

     The following table sets forth the percentage of the Merchandise Mart properties showroom revenues by tenants' industry during 2002:

                                   Industry                        Percentage
                             ---------------------------           -----------
                             Residential Design.........               25%
                             Gift.......................               19%
                             Residential Furnishings....               16%
                             Contract Furnishings.......               15%
                             Market Suites..............               15%
                             Apparel....................                4%
                             Casual Furniture...........                4%
                             Building Products..........                2%

     The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

                                                                                Average Annual
                         As of                Rentable            Occupancy     Escalated Rent
                      December 31,          Square Feet             Rate        Per Square Foot
                    -----------------       -----------           ---------     ---------------
                    2002.............        5,528,000             95.2%         $  21.46
                    2001.............        5,532,000             95.5%            22.26
                    2000.............        5,044,000             97.6%            22.85
                    1999.............        4,174,000             98.1%            21.29
                    1998.............        4,266,000             95.3%            21.97

     The following table sets forth as of December 31, 2002 showroom lease expirations for each of the next 10 years assuming that none of the tenants exercise their renewal options.

                                                                                                     Annual Escalated
                                                                      Percentage of Total         Rent of Expiring Leases
                                    Number of        Square Feet of         Leased          ----------------------------------
    Year                         Expiring Leases    Expiring Leases      Square Feet             Total         Per Square Foot
    ----                         ---------------    ---------------   -------------------   --------------     ---------------
    2003......................          296                614,000          14.9%           $   14,073,000      $    22.91
    2004......................          281                736,000          17.9%               14,757,000           20.04
    2005......................          254                690,000          16.8%               15,343,000           22.22
    2006......................          168                581,000          14.1%               13,593,000           23.41
    2007......................          158                768,000          18.7%               15,588,000           20.29
    2008......................           36                202,000           4.9%                5,693,000           28.18
    2009......................           37                161,000           3.9%                4,546,000           28.17
    2010......................           31                174,000           4.2%                4,826,000           27.82
    2011......................           20                121,000           3.0%                2,893,000           23.89
    2012......................           19                 61,000           1.5%                1,204,000           19.66

     In 2002, 911,000 square feet of showroom space was leased at a weighted average initial rent per square foot of $18.99, a 2.0% increase over the weighted average escalated rent per square foot of $18.63 for the leases expiring. Following is the detail by building:

                                                                         2002 Leases
                                                              ---------------------------------
                                                                               Average Initial
                                                                                  Rent Per
                                                               Square Feet     Square Foot(1)
                                                              --------------   ---------------
                Market Square Complex....................         430,000          $ 14.97
                Merchandise Mart.........................         199,000            29.39
                L.A. Mart................................         233,000            16.01
                Washington Design Center.................          25,000            29.05
                350 North Orleans........................          24,000            23.29
                                                                  -------
                      Total..............................         911,000            18.99
                                                                  =======

       ----------
       (1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

   RETAIL STORES

     The Merchandise Mart Properties' portfolio also contains approximately 202,000 square feet of retail stores which was 83.9% occupied at December 31, 2002.

     Merchandise Mart Properties:

     The following table sets forth the Merchandise Mart Properties owned by the Company as of December 31, 2002:

                                                                APPROXIMATE
                                                                  LEASABLE
                                                                  BUILDING         PERCENT       ENCUMBRANCES
                        LOCATION                                SQUARE FEET        LEASED      (IN THOUSANDS)(1)
     ---------------------------------------------------       -------------       -------    -----------------
     ILLINOIS
        Merchandise Mart, Chicago..........................        3,435,000        94.9%        $       --
        350 North Orleans, Chicago.........................        1,149,000        83.8%                --
        33 North Dearborn Street, Chicago..................          325,000        88.2%            18,926
        Other..............................................           19,000        76.7%            25,821
                                                               -------------                     ----------
                Total Illinois.............................        4,928,000                         44,747
                                                               -------------                     ----------

     WASHINGTON, D.C.
        Washington Office Center...........................          396,000        98.7%            44,924
        Washington Design Center...........................          388,000        96.4%            48,542
        Other..............................................           93,000        62.0%                --
                                                               -------------                     ----------
                Total Washington, D.C......................          877,000                         93,466
                                                               -------------                     ----------

     HIGH POINT, NORTH CAROLINA
        Market Square Complex..............................        2,006,000        99.4%           115,206

     CALIFORNIA
        L.A. Mart..........................................          757,000        86.7%                --
                                                               -------------                     ----------
     TOTAL MERCHANDISE MART PROPERTIES ....................        8,568,000        93.6%        $  253,419
                                                               =============                     ==========

      ----------
      (1) See Note 6 to the consolidated financial statements in this annual report on Form 10-K for further details.

TEMPERATURE CONTROLLED LOGISTICS SEGMENT

     The Company has a 60% interest in Vornado Crescent Portland Partnership ("the Landlord") that owns 88 cold storage warehouses, through a wholly-owned subsidiary (AmeriCold Realty Trust), with an aggregate of approximately 441.5 million cubic feet. AmeriCold Logistics leases all of the partnerships' facilities. The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

     AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

     AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers during 2002 include:

                                                                % of 2002
                                                                 Revenue
                                                               -----------
              H.J. Heinz & Co..........................             16%
              Con-Agra Foods, Inc......................             11%
              Philip Morris Companies, Inc.............              8%
              Sara Lee Corp............................              5%
              Tyson Foods, Inc.........................              5%
              General Mills............................              4%
              McCain Foods, Inc........................              4%
              J.R. Simplot.............................              3%
              Flowers Industries, Inc..................              3%
              Farmland Industries, Inc.................              2%
              Other....................................             39%
                                                                ------
                                                                   100%
                                                                ======

     On December 31, 2002, AmeriCold Logistics sold its Carthage, Missouri and Kansas City, Kansas quarries for $20,000,000 in cash (appraised value) to a joint venture owned 44% by the Company and 56% by Crescent Real Estate Equities.

      Temperature Controlled Logistics Properties

      The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2002:


                                          CUBIC FEET       SQUARE FEET
             PROPERTY                    (IN MILLIONS)    (IN THOUSANDS)
-------------------------------------   ---------------   ---------------
ALABAMA
   Birmingham .......................               2.0              85.6
   Montgomery .......................               2.5             142.0
   Gadsden (1) ......................               4.0             119.0
   Albertville ......................               2.2              64.5
                                        ---------------   ---------------
                                                   10.7             411.1
                                        ---------------   ---------------
ARIZONA
   Phoenix ..........................               2.9             111.5
                                        ---------------   ---------------
ARKANSAS
   Fort Smith .......................               1.4              78.2
   West Memphis .....................               5.3             166.4
   Texarkana ........................               4.7             137.3
   Russellville .....................               5.6             164.7
   Russellville .....................               9.5             279.4
   Springdale .......................               6.6             194.1
                                        ---------------   ---------------
                                                   33.1           1,020.1
                                        ---------------   ---------------
CALIFORNIA
   Ontario(1)  ......................               8.1             279.6
                                        ---------------   ---------------
   Burbank ..........................               0.8              33.3
   Fullerton(1)......................               2.8             107.7
   Pajaro(1) ........................               1.4              53.8
   Turlock ..........................               2.5             108.4
   Watsonville(1). ..................               5.4             186.0
   Turlock ..........................               3.0             138.9
   Ontario ..........................               1.9              55.9
                                        ---------------   ---------------
                                                   17.8             684.0
                                        ---------------   ---------------
COLORADO
   Denver ...........................               2.8             116.3
                                        ---------------   ---------------
FLORIDA
   Tampa ............................               0.4              22.2
   Plant City .......................               0.8              30.8
   Bartow ...........................               1.4              56.8
   Tampa ............................               2.9             106.0
   Tampa(1) .........................               1.0              38.5
                                        ---------------   ---------------
                                                    6.5             254.3
                                        ---------------   ---------------
GEORGIA
   Atlanta ..........................              11.1             476.7
   Atlanta ..........................               2.9             157.1
   Augusta ..........................               1.1              48.3
   Atlanta ..........................              11.4             334.7
   Atlanta ..........................               5.0             125.7
   Montezuma ........................               4.2             175.8
   Atlanta ..........................               6.9             201.6
   Thomasville ......................               6.9             202.9
                                        ---------------   ---------------
                                                   49.5           1,722.8
                                        ---------------   ---------------
IDAHO
   Burley ...........................              10.7             407.2
   Nampa ............................               8.0             364.0
                                        ---------------   ---------------
                                                   18.7             771.2
                                        ---------------   ---------------
ILLINOIS
   Rochelle .........................               6.0             179.7
   East Dubuque .....................               5.6             215.4
                                        ---------------   ---------------
                                                   11.6             395.1
                                        ---------------   ---------------
INDIANA
   Indianapolis .....................               9.1             311.7
                                        ---------------   ---------------
IOWA
   Fort Dodge .......................               3.7             155.8
   Bettendorf .......................               8.8             336.0
                                        ---------------   ---------------
                                                   12.5             491.8
                                        ---------------   ---------------
KANSAS
   Wichita ..........................               2.8             126.3
   Garden City ......................               2.2              84.6
                                        ---------------   ---------------
                                                    5.0             210.9
                                        ---------------   ---------------
KENTUCKY
   Sebree ...........................               2.7              79.4
                                        ---------------   ---------------
MAINE
   Portland .........................               1.8             151.6
                                        ---------------   ---------------
MASSACHUSETTS
   Gloucester .......................               1.9              95.5
   Gloucester .......................               0.3              13.6
   Gloucester .......................               2.8              95.2
   Gloucester .......................               2.4             126.4
   Boston ...........................               3.1             218.0
                                        ---------------   ---------------
                                                   10.5             548.7
                                        ---------------   ---------------
MISSOURI
   Marshall .........................               4.8             160.8
   Carthage .........................              42.0           2,564.7
                                        ---------------   ---------------
                                                   46.8           2,725.5
                                        ---------------   ---------------
MISSISSIPPI
   West Point .......................               4.7             180.8
                                        ---------------   ---------------
NEBRASKA
   Fremont ..........................               2.2              84.6
   Grand Island .....................               2.2             105.0
                                        ---------------   ---------------
                                                    4.4             189.6
                                        ---------------   ---------------
NEW YORK
   Syracuse .........................              11.8             447.2
                                        ---------------   ---------------

                                          CUBIC FEET       SQUARE FEET
             PROPERTY                    (IN MILLIONS)    (IN THOUSANDS)
-------------------------------------   ---------------   ---------------
NORTH CAROLINA
   Charlotte ........................               1.0              58.9
   Charlotte ........................               4.1             164.8
   Tarboro ..........................               4.9             147.4
                                        ---------------   ---------------
                                                   10.0             371.1
                                        ---------------   ---------------
   OHIO
   Massillon ........................               5.5             163.2
                                        ---------------   ---------------
OKLAHOMA
   Oklahoma City ....................               0.7              64.1
   Oklahoma City ....................               1.4              74.1
                                        ---------------   ---------------
                                                    2.1             138.2
                                        ---------------   ---------------
OREGON
   Hermiston ........................               4.0             283.2
   Milwaukee ........................               4.7             196.6
   Salem ............................              12.5             498.4
   Woodburn .........................               6.3             277.4
   Brooks ...........................               4.8             184.6
   Ontario ..........................               8.1             238.2
                                        ---------------   ---------------
                                                   40.4           1,678.4
                                        ---------------   ---------------
PENNSYLVANIA
   Leesport .........................               5.8             168.9
   Fogelsville ......................              21.6             683.9
                                        ---------------   ---------------
                                                   27.4             852.8
                                        ---------------   ---------------
SOUTH CAROLINA
   Columbia .........................               1.6              83.7
                                        ---------------   ---------------
SOUTH DAKOTA
   Sioux Falls ......................               2.9             111.5
                                        ---------------   ---------------
TENNESSEE
   Memphis ..........................               5.6             246.2
   Memphis ..........................               0.5              36.8
   Murfreesboro .....................               4.5             106.4
                                        ---------------   ---------------
                                                   10.6             389.4
                                        ---------------   ---------------
TEXAS
   Amarillo .........................               3.2             123.1
   Ft. Worth ........................               3.4             102.0
                                        ---------------   ---------------
                                                    6.6             225.1
                                        ---------------   ---------------
UTAH
   Clearfield .......................               8.6             358.4
                                        ---------------   ---------------
VIRGINIA
   Norfolk ..........................               1.9              83.0
   Strasburg ........................               6.8             200.0
                                        ---------------   ---------------
                                                    8.7             283.0
                                        ---------------   ---------------
WASHINGTON
   Burlington .......................               4.7             194.0
   Moses Lake .......................               7.3             302.4
   Walla Walla ......................               3.1             140.0
   Connell ..........................               5.7             235.2
   Wallula ..........................               1.2              40.0
   Pasco ............................               6.7             209.0
                                        ---------------   ---------------
                                                   28.7           1,120.6
                                        ---------------   ---------------
WISCONSIN
   Tomah ............................               4.6             161.0
   Babcock ..........................               3.4             111.1
   Plover ...........................               9.4             358.4
                                        ---------------   ---------------
                                                   17.4             630.5
                                        ---------------   ---------------
TOTAL TEMPERATURE
  CONTROLLED LOGISTICS
  PROPERTIES ........................             441.5          17,509.1
                                        ===============   ===============

----------
(1)  Leasehold interest

ALEXANDER'S PROPERTIES

     The Company owns 33.1% of Alexander's outstanding common shares. The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander's as of December 31, 2002.

                                                                                    APPROXIMATE
                                                                                  LEASABLE SQUARE
                                                            APPROXIMATE               FOOTAGE/
                                                          AREA IN SQUARE               NUMBER             PERCENT
        LOCATION                                          FEET OR ACREAGE            OF FLOORS             LEASED
        ---------                                         ---------------       ----------------------    -------
        OPERATING PROPERTIES
         NEW YORK:
            Kings Plaza Regional Shopping
              Center--Brooklyn......................         24.3 acres            759,000/2 and 4(1)(2)    98%
            Rego Park I--Queens.....................          4.8 acres            351,000/3(1)            100%


            Flushing--Queens (3)....................          44,975 SF            177,000/4(1)              0%

         NEW JERSEY:
            Paramus--New Jersey.....................         30.3 acres                   --(4)            100%
                                                                                ------------
                                                                                   1,287,000
                                                                                ============

        DEVELOPMENT PROPERTIES
         NEW YORK:
            59th Street and Lexington Avenue--Manhattan
              (see below)...........................          84,420 SF         1,297,000/55

            Rego Park II--Queens....................          6.6 acres                   --

----------
  (1) Excludes parking garages.
  (2) Excludes 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
  (3) Leased by Alexander's through January 2027. Classified as an asset held for sale by Alexander's at December 31, 2002.
  (4) Ground leased to IKEA.

     The development plans at Lexington Avenue consist of an approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square of which has been leased to Bloomberg L.P.) and 248,000 square feet of residential condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.94%) and a term of forty-two months subject to two one-year extensions. Alexander's received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Alexander's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of approximately $630,000,000, $162,000,000 has been extended through December 31, 2002 and an additional $184,000,000 has been committed. Pursuant to the Construction Loan, the Company has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined). In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

     On August 30, 2002, Alexander's sold its Third Avenue property located in the Bronx, New York. The 173,000 square foot property was sold for $15,000,000 resulting in a gain of $10,366,000, of which the Company's share was $3,524,000.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

     In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. ("Apollo") formed a joint venture to acquire general and limited partnership interests in the Newkirk real estate partnerships. Since its formation, the joint venture has acquired equity interests in 91 partnerships which own approximately 19.6 million square feet of real estate and first and second mortgages secured by a portion of these properties. The Company owned a 30% interest in the joint venture with the balance owned by Apollo. On January 1, 2002, the Newkirk partnerships were merged into The Newkirk Master Limited Partnership (the "MLP") to create a vehicle to enable the partners to have greater access to capital and future investment opportunities. In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. At December 31, 2002, the Company has a 21.7% interest in the MLP and Apollo has a 55.9% interest. Further, the joint venture is the general partner of the MLP.

     Simultaneously, the MLP completed a $225,000,000 secured financing collateralized by its interests in the entities that own the properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at December 31, 2002) and matures on January 31, 2005, with two one-year extension options. As a result of the financing, on February 6, 2002 the MLP repaid approximately $28,200,000 of existing joint venture debt and distributed approximately $37,000,000 to the Company.

     The Company's equity investment in the joint venture at December 31, 2002 was comprised of:

          Investments in limited partnerships...     $   134,200,000
          Mortgages and loans receivable........          39,511,000
          Other.................................           8,754,000
                                                     ---------------
                                                     $   182,465,000
                                                     ===============

     The Company's share of the joint venture debt was approximately $312,679,000 at December 31, 2002.

     The following table sets forth a summary of the real estate owned by the
MLP:

                                        Number of
                                        Properties           Square Feet
                                      --------------       ---------------
               Office.............            35                8,075,000
               Retail.............           169                6,447,000
               Other..............            34                5,082,000
                                         -------             ------------
                                             238               19,604,000
                                         =======             ============

     As of December 31, 2002, the occupancy rate of the properties is 99.9%.

     The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

     Below is a listing of tenants which accounted for 2% or more of the MLP's revenues in 2002:

                                                    Square
                                                     Feet           2002
          Tenant                                    Leased        Revenues        Percentage
          -----------------------------------     -----------  --------------    ------------
          Raytheon...........................      2,286,000    $ 38,665,000         12.6%
          Albertson's Inc....................      2,763,000      27,060,000          8.8%
          The Saint Paul Co..................        530,000      25,410,000          8.3%
          Kaiser Alum & Chemical Corp(1).....        911,000      23,794,000          7.8%
          Honeywell..........................        728,000      19,420,000          6.3%
          Cummins Engine Company, Inc........        390,000      14,405,000          4.7%
          Federal Express....................        592,000      13,546,000          4.4%
          Owens-Illinois.....................        707,000      13,363,000          4.4%
          Entergy Gulf States................        490,000      12,089,000          3.9%
          Stater Bros Markets................        734,000      10,354,000          3.4%

          ----------
          (1) On February 12, 2002, Kaiser Aluminum, which leases an office building located in Oakland, California, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To date, this lease has not been assumed or rejected.

     The following table sets forth lease expirations for each of the next 10 years, as of December 21, 2002, assuming that none of the tenants exercise their renewal options.

                                                                                              Annual Escalated
                               Number of                           Percentage of          Rent of Expiring Leases
                               Expiring       Square Feet of       Total Leased     ----------------------------------
Year                            Leases        Expiring Leases       Square Feet         Total         Per Square Foot
----                         ------------   -------------------   ---------------   -------------    -----------------
2003......................         3              158,000               0.8%        $   2,149,000        $    13.60
2004......................         6              280,000               1.4%            6,281,000             22.43
2005......................        29            1,310,000               6.9%            7,935,000              6.06
2006......................        31            2,420,000              12.8%           32,398,000             13.39
2007......................        33            2,992,000              15.8%           38,021,000             12.07
2008......................       101            7,797,000              41.2%           94,083,000             17.51
2009......................        30            2,678,000              14.1%           72,195,000             26.96
2010......................         1              821,000               4.3%            2,780,000              3.39
2011......................         2              155,000               0.8%            2,177,000             14.05
2012......................         2              325,000               1.7%            2,038,000              6.27

     Newkirk Master Limited Partnership Properties

     The following table sets forth The Newkirk Master Limited Partnership Properties as of December 31, 2002:

                                             APPROXIMATE LEASABLE
                                                BUILDING SQUARE
                       LOCATION                     FOOTAGE
                 ---------------------       --------------------
                 OFFICE:
                 ARKANSAS
                    Little Rock...........             36,000
                    Pine Bluff............             27,000
                                                 ------------
                                                       63,000
                                                 ------------
                 CALIFORNIA
                    El Segundo (1)........            185,000
                    El Segundo (1)........            959,000
                    El Segundo (1)........            185,000
                    Oakland (1)...........            911,000
                    Walnut Creek (1)......             55,000
                                                 ------------
                                                    2,295,000
                                                 ------------
                 COLORADO
                    Colorado Springs......             71,000
                                                 ------------
                 FLORIDA
                    Orlando (1)...........            184,000
                    Orlando (1)...........            357,000
                                                 ------------
                                                      541,000
                                                 ------------
                 INDIANA
                    Columbus (1)..........            390,000
                                                 ------------
                 MARYLAND
                    Baltimore (1).........            530,000
                                                 ------------
                 FLORIDA
                    Bridgeton (1).........             54,000
                                                 ------------
                 NEW JERSEY
                    Carteret..............             96,000
                    Elizabeth (1).........             30,000
                    Morris Township (1)...            225,000
                    Morris Township (1)...             50,000
                    Morris Township (1)...            137,000
                    Morris Township.......            141,000
                    Morristown (1)........            316,000
                    Plainsboro (1)........              2,000
                                                 ------------
                                                      997,000
                                                 ------------
                 NEVADA
                    Las Vegas.............            282,000
                                                 ------------
                 OHIO
                    Miamisburg (1)........             61,000
                    Miamisburg (1)........             86,000
                    Toledo (1)............            707,000
                                                 ------------
                                                      854,000
                                                 ------------
                 PENNSYLVANIA
                    Allentown.............             71,000
                                                 ------------
                 TENNESSEE
                    Johnson City..........             64,000
                    Kingport..............             43,000
                    Memphis (1)...........            521,000
                                                 ------------
                                                      628,000
                                                 ------------
                 TEXAS
                    Beaumont (1)..........            426,000
                    Beaumont (1)..........             50,000
                    Bedford (1)...........            207,000
                    Dallas (1)............            185,000
                    Dallas................            152,000
                    Garland (1)...........            279,000
                                                 ------------
                                                    1,299,000
                                                 ------------
                 Total Office.............          8,075,000
                                                 ------------

                                                  APPROXIMATE
                                               LEASABLE BUILDING
                       LOCATION                 SQUARE FOOTAGE
                 ---------------------         -----------------
                 RETAIL:
                 ALABAMA
                    Dothan (1)............             54,000
                    Hunstville (1)........             60,000
                    Huntsville (1)........             58,000
                    Montgomery (1)........             56,000
                    Montgomery............             66,000
                    Tuscaloosa (1)........             56,000
                                                 ------------
                                                      350,000
                                                 ------------
                 ARIZONA
                    Bisbee (1)............             30,000
                    Tucson (1)............             37,000
                                                 ------------
                                                       67,000
                                                 ------------
                 CALIFORNIA
                    Anaheim (1)...........             26,000
                    Barstow...............             30,000
                    Beaumont..............             29,000
                    Calimesa..............             29,000
                    Colton................             73,000
                    Colton................             26,000
                    Corona (1)............             33,000
                    Corona (1)............              9,000
                    Costa Mesa (1)........             18,000
                    Costa Mesa (1)........             17,000
                    Desert Hot Springs (1)             29,000
                    Downey................             39,000
                    Fontana...............             26,000
                    Garden Grove (1)......             26,000
                    Glen Avon Heights (1).             42,000
                    Huntington Beach......             44,000
                    Indio (1).............             10,000
                    Lancaster.............             42,000
                    Livermore (1).........             53,000
                    Lomita (1)............             33,000
                    Mammoth Lakes (1).....             44,000
                    Mojave (1)............             34,000
                    Ontario (1)...........             24,000
                    Orange (1)............             26,000
                    Pinole (1)............             58,000
                    Pleasanton............            175,000
                    Rancho Cucamonga......             24,000
                    Rialto................             29,000
                    Rubidoux..............             39,000
                    San Bernadino.........             30,000
                    San Bernadino.........             40,000
                    San Diego (1).........            226,000
                    Santa Ana (1).........             26,000
                    Santa Monica..........            150,000
                    Santa Rosa (1)........             22,000
                    Simi Valley (1).......             40,000
                    Sunnymead.............             30,000
                    Ventura (1)...........             40,000
                    Westminster...........             26,000
                    Yucaipa...............             31,000
                                                 ------------
                                                    1,748,000
                                                 ------------
                 COLORADO
                    Aurora (1)............             41,000
                    Aurora................             29,000
                    Aurora................             42,000
                    Aurora................             24,000
                    Littleton.............             29,000
                    Littleton.............             39,000
                                                 ------------
                                                      204,000
                                                 ------------

                                                  APPROXIMATE
                                               LEASABLE BUILDING
                       LOCATION                  SQUARE FOOTAGE
                 ---------------------       --------------------
                 RETAIL-CONTINUED
                 FLORIDA
                    Bradenton (1).........             60,000
                    Cape Coral............             30,000
                    Casselberry (1).......             68,000
                    Gainsville............             41,000
                    Largo.................             54,000
                    Largo.................             40,000
                    Largo.................             30,000
                    Orlando (1)...........             58,000
                    Pinellas Park.........             60,000
                    Port Richey (1).......             54,000
                    Stuart (1)............             54,000
                    Tallahassee (1).......             54,000
                    Venice (1)............             42,000
                                                 ------------
                                                      645,000
                                                 ------------
                 GEORGIA
                    Atlanta (1)...........              6,000
                    Atlanta (1)...........              4,000
                    Chamblee (1)..........              5,000
                    Cumming (1)...........             14,000
                    Duluth (1)............              9,000
                    Forest Park (1).......             15,000
                    Jonesboro (1).........              5,000
                    Stone Mountain (1)....              6,000
                                                 ------------
                                                       64,000
                                                 ------------
                 IDAHO
                    Boise (1).............             37,000
                    Boise (1).............             43,000
                                                 ------------
                                                       80,000
                                                 ------------
                 ILLINOIS
                    Champaign.............             31,000
                    Freeport..............             30,000
                    Rock Falls............             28,000
                                                 ------------
                                                       89,000
                                                 ------------
                 INDIANA
                    Carmel (1)............             39,000
                    Lawrence (1)..........             29,000
                                                 ------------
                                                       68,000
                                                 ------------
                 KENTUCKY
                    Louisville............             10,000
                    Louisville............             40,000
                                                 ------------
                                                       50,000
                                                 ------------
                 LOUISIANA
                    Baton Rouge...........             58,000
                    Minden................             35,000
                                                 ------------
                                                       93,000
                                                 ------------
                 MONTANA
                    Billings (1)..........             41,000
                    Bozeman (1)...........             21,000
                                                 ------------
                                                       62,000
                                                 ------------
                 NORTH CAROLINA
                    Jacksonville..........             23,000
                    Jefferson (1).........             23,000
                    Lexington (1).........             23,000
                                                 ------------
                                                       69,000
                                                 ------------
                 NEBRASKA
                    Omaha.................             73,000
                    Omaha.................             66,000
                    Omaha.................             67,000
                                                 ------------
                                                      206,000
                                                 ------------
                 NEW JERSEY
                    Garwood (1)...........             52,000
                                                 ------------
                 NEW MEXICO
                    Albuquerque (1).......             35,000
                    Las Cruces (1)........             30,000
                                                 ------------
                                                       65,000
                                                 ------------
                 NEVADA
                    Las Vegas.............             38,000
                    Las Vegas (1).........             60,000
                                                 ------------
                                                       98,000
                                                 ------------
                 NEW YORK
                    Portchester (1).......             59,000
                                                 ------------
                 OHIO
                    Cincinnati (1)........             26,000
                    Columbus (1)..........             34,000
                    Franklin (1)..........             29,000
                                                 ------------
                                                       89,000
                                                 ------------
                 OKLAHOMA
                    Lawton (1)............             31,000
                    Oklahoma City (1).....             32,000
                                                 ------------
                                                       63,000
                                                 ------------
                 OREGON
                    Beaverton.............             42,000
                    Grants Pass (1).......             34,000
                    Portland..............             42,000
                    Salem.................             52,000
                                                 ------------
                                                      170,000
                                                 ------------
                 PENNSYLVANIA
                    Doylestown............              4,000
                    Lansdale..............              4,000
                    Lima..................              4,000
                    Philadelphia..........             50,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Philadelphia..........              4,000
                    Richboro..............              4,000
                    Wayne.................              4,000
                                                 ------------
                                                      106,000
                                                 ------------
                 SOUTH CAROLINA
                    Moncks Corner (1).....             23,000
                                                 ------------
                 SOUTH DAKOTA
                    Sioux Falls (1).......             60,000
                                                 ------------
                 TEXAS
                    Allen.................             41,000
                    Carrolton (1).........             61,000
                    Dallas (1)............             68,000
                    Ennis.................             44,000
                    Fort Worth (1)........             44,000
                    Garland (1)...........             40,000
                    Granbury (1)..........             35,000
                    Grand Prairie (1).....             49,000
                    Greenville (1)........             48,000
                    Hillsboro (1).........             35,000
                    Houston (1)...........             52,000
                    Huntsville............             62,000
                    Lubbock (1)...........             54,000
                    Midland...............             60,000
                    Rockdale..............             44,000
                    Rockwell..............             43,000
                    Taylor................             62,000
                    Texarkana (1).........             46,000
                    Waxahachie............             62,000
                    Woodville.............             44,000
                                                 ------------
                                                      994,000
                                                 ------------
                 UTAH
                    Bountiful (1).........             50,000
                    Sandy (1).............             42,000
                                                 ------------
                                                       92,000
                                                 ------------
                 VIRGINIA
                    Staunton (1)..........             23,000
                                                 ------------

                                             APPROXIMATE LEASABLE
                                                BUILDING SQUARE
                       LOCATION                     FOOTAGE
                 ---------------------       --------------------
                 RETAIL-CONTINUED
                 TENNESSEE
                    Chattanooga (1).......             42,000
                    Memphis (1)...........             75,000
                    Las Vegas (1).........             38,000
                    Reno (1)..............             42,000
                                                 ------------
                                                      197,000
                                                 ------------
                 WASHINGTON
                    Bothell (1)...........             28,000
                    Edmonds (1)...........             35,000
                    Everett (1)...........             35,000
                    Federal Way...........             42,000
                    Graham (1)............             45,000
                    Kent..................             42,000
                    Milton (1)............             45,000
                    Port Orchard (1)......             28,000
                    Redmond (1)...........             45,000
                    Spokane...............             42,000
                    Spokane (1)...........             39,000
                    Woodinville (1).......             30,000
                                                 ------------
                                                      456,000
                                                 ------------
                 WYOMING
                    Cheyenne..............             12,000
                    Cheyenne (1)..........             31,000
                    Douglas...............             12,000
                    Evanston..............             28,000
                    Evanston..............             10,000
                    Torrington............             12,000
                                                 ------------
                                                      105,000
                                                 ------------

                                                 ------------
                 Total Retail                       6,447,000
                                                 ------------

                                                 APPROXIMATE
                                              LEASABLE BUILDING
                       LOCATION                 SQUARE FOOTAGE
                 ---------------------        -----------------
                 OTHER
                 ALABAMA
                    Florence (1)..........             42,000
                                                 ------------
                 ARIZONA
                    Flagstaff (1).........            114,000
                    Flagstaff (1).........             10,000
                    Sun City (1)..........             10,000
                                                 ------------
                                                      134,000
                                                 ------------
                 CALIFORNIA
                    Colton................            668,000
                    Long Beach (1)........            478,000
                    Long Beach (1)........            201,000
                    Palo Alto (1).........            123,000
                                                 ------------
                                                    1,470,000
                                                 ------------
                 COLORADO
                    Arvada (1)............             10,000
                    Ft. Collins (1).......             10,000
                    Lakewood (1)..........             10,000
                                                 ------------
                                                       30,000
                                                 ------------
                 FLORIDA
                    Orlando (1)...........            205,000
                                                 ------------
                 MAINE
                    North Berwick.........            821,000
                                                 ------------
                 NEW MEXICO
                    Carlsbad (1)..........             10,000
                                                 ------------
                 NORTH CAROLINA
                    Charlotte (1).........             34,000
                    Concord (1)...........             32,000
                    Mint Hill (1).........             23,000
                    New Bern (1)..........             21,000
                    Thomasville (1).......             21,000
                                                 ------------
                                                      131,000
                                                 ------------
                 PENNSYLVANIA
                    New Kingston (1)......            430,000
                                                 ------------
                 SOUTH CAROLINA
                    N. Myrtle Beach (1)...             37,000
                                                 ------------
                 TENNESSEE
                    Paris (1).............             31,000
                    Franklin (1)..........            289,000
                    Memphis (1)...........            780,000
                                                 ------------
                                                    1,100,000
                                                 ------------
                 TEXAS
                    Lewisville............            256,000
                    Corpus Christi (1)....             10,000
                    El Paso (1)...........             10,000
                    Euless (1)............             10,000
                    Lewisville (1)........             10,000
                    McAllen (1)...........             10,000
                    Victoria (1)..........             10,000
                                                 ------------
                                                      316,000
                                                 ------------
                 WISCONSIN
                    Windsor (1)...........            356,000
                                                 ------------
                 Total Other..............          5,082,000
                                                 ------------

                 GRAND TOTAL..............         19,604,000
                                                 ============

----------
(1) leasehold interest.

HOTEL PENNSYLVANIA

     The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

     The Hotel is dependent on tourism and was severely impacted by the events of September 11, 2001, accelerating a trend which began in the first quarter of 2001. The following table presents rental information for the Hotel:

                                                             Year Ended December 31,
                                                 --------------------------------------------
                                                   2002        2001        2000        1999
                                                 --------    --------    --------    --------
               Average occupancy rate.........         65%         63%         76%         80%
               Average daily rate.............   $     89    $    110    $    114    $    105
               Revenue per available room.....   $     58    $     70    $     87    $     84

     As of December 31, 2002, the property's retail and office space was 47% and 53% occupied compared to 56% and 61% as of December 2001. 25 tenants occupy the retail and office space. Annual rent per square foot of retail and office space in 2002 was $40 and $12 compared to $50 and $21 in 2001 and $45 and $17 in 2000.

DRY WAREHOUSE/INDUSTRIAL PROPERTIES

     The Company's dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet. The average term of a tenant's lease is three to five years.

     The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past four years.

                                                       Average Annual
                       As of            Occupancy         Rent Per
                    December 31,           Rate         Square Foot
                 -----------------    --------------  ----------------
                 2002.............          95%           $  3.81
                 2001.............         100%              3.67
                 2000.............          90%              3.52
                 1999.............          92%              3.37

     In November 2002, the Company entered into an agreement to ground lease its East Brunswick industrial property to Lowe's. Lowe's will demolish the existing warehouse containing 326,000 square feet and construct its own retail store. This lease is subject to various governmental approvals.

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

PRIMESTONE

     As previously disclosed, Primestone filed an amended counterclaim against the Company in Delaware Chancery Court on July 31, 2002, alleging, among other things, that Vornado's April 30, 2002 foreclosure on the collateral pledged by Primestone did not comply with the Uniform Commercial Code. On December 19, 2002, the Delaware Chancery Court dismissed all of Primestone's counterclaims. On January 17, 2003, Primestone filed a notice of appeal. In its brief filed on February 14, 2003, Primestone asked the Delaware Supreme Court to reverse the Delaware Chancery court's decision that (1) Vornado's foreclosure auction was held in a commercially reasonable manner, and (2) Vornado did not tortiously interfere with Primestone business relations. This litigation is continuing.

     Primestone and several affiliates commenced an action against the Company on May 3, 2002 in New York Supreme Court, alleging substantially the same causes of action as in its amended counterclaim in the Delaware Chancery Court. On June 10, 2002, Vornado moved to dismiss this action. This litigation is continuing.

     On May 9, 2002, five affiliates of Primestone asserted counterclaims in an action which the Company had commenced against them on March 28, 2002 in New York Supreme Court. The counterclaims are virtually identical to the claims asserted in the May 3, 2002 action. On May 29, 2002, Vornado filed an answer denying the essential allegations of the counterclaims. This litigation is continuing.

STOP & SHOP

     On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

                                                       PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT AND
NAME                            AGE                 DURING PAST FIVE YEARS WITH VORNADO UNLESS OTHERWISE STATED)
----                            ---    --------------------------------------------------------------------------------------
Steven Roth................      61    Chairman of the Board, Chief Executive Officer and Chairman of the Executive
                                       Committee of the Board; the Managing General Partner of Interstate Properties, an
                                       owner of shopping centers and an investor in securities and partnerships; Chief
                                       Executive Officer of Alexander's, Inc. since March 1995 and a Director since 1989;
                                       Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli......      46    President and a Trustee since December 1996; President of Alexander's Inc. since
                                       August 2000 and Director since December 1996; Director of Vornado Operating since
                                       1998; Partner at Goldman, Sachs & Co. in charge of its real estate practice from
                                       December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to
                                       December 1992.

Melvyn H. Blum.............      56    Executive Vice President--Development since January 2000; Senior Managing Director at
                                       Tishman Speyer Properties in charge of its development activities in the United States from July 1998 to January 2000; and Managing Director of Development and Acquisitions
                                       at Tishman Speyer Properties prior to July 1998.

Michelle Felman............      40    Executive Vice President--Acquisitions since September 2000; Independent Consultant to
                                       Vornado from October 1997 to September 2000; Managing Director-Global Acquisitions and
                                       Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum.........      51    President of the New York City Office Division since April 1997 (date of the Company's acquisition); President of Mendik Realty (the predecessor to the New York City Office
                                       Properties Division) from 1990 until April 1997.

Christopher Kennedy........      39    President of the Merchandise Mart Division since September 2000; Executive Vice
                                       President of the Merchandise Mart from April 1998 to September 2000; Executive Vice
                                       President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Paul Larner................      47    Executive Vice President -- Chief Administrative Officer and Secretary since October
                                       2002; Chief Operating Officer and Chief Financial Officer of Charles E. Smith
                                       Commercial Realty, a division of Vornado Realty Trust from January 2002 (date acquired by the Company) to October 2002; Chief Financial Officer of Charles E. Smith
                                       Commercial Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) from
                                       October 1997 until January 2002.

Joseph Macnow..............      57    Executive Vice President--Finance and Administration since January 1998 and Chief
                                       Financial Officer since March 2001; Executive Vice President -- Finance and
                                       Administration of Vornado Operating since 1998; Vice President-Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial
                                       Officer of Alexander's, Inc. since August 1995.

Sandeep Mathrani...........      40    Executive Vice President--Retail Real Estate since March 2002; Executive Vice
                                       President, Forest City Ratner from 1994 to February 2002.

Wendy Silverstein..........      42    Executive Vice President--Capital Markets since April 1998; Senior Credit Officer of
                                       Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith............      74    Chairman of Charles E. Smith Commercial Realty, a division of Vornado Realty Trust, and Trustee of the Company since January 2002 (date acquired by the Company); Co-Chief
                                       Executive Officer and Co-Chairman of the Board of Charles E. Smith Commercial Realty
                                       L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDERS
          MATTERS

     There is no established trading market for the units of the Operating Partnership. At December 31, 2002, there were 1,633 Class A unitholders of record.

     DIVIDENDS AND DISTRIBUTIONS

     During the year ended December 31, 2002, the Company declared four quarterly unit distributions in the amounts of $0.66, $0.66, $0.66 and $0.68 per unit from the first to the fourth quarter, respectively.

     During the year ended December 31, 2001, the Company declared four quarterly unit distributions in the amounts of $0.53, $0.53, $0.60 and $0.97 per unit from the first to the fourth quarter, respectively.

     RECENT SALES OF UNREGISTERED SECURITIES

     In 2000, the Company issued 244,247 Class A units in connection with the acquisition of equity investments in certain limited partnerships that own real estate. The Class A units were issued without registration under the Securities Act of 1933 in reliance on Regulation D promulgated under that Act.

     During 2000, the Company also issued 840,000 Series D-6 Preferred Units, 7,200,000 Series D-7 Preferred Units and 360,000 Series D-8 Preferred Units to institutional investors for net proceeds of $20,475,000, $175,500,000 and $8,775,000, respectively. These preferred units were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

     In 2001, the Company issued 205,823 Class A units in connection with the acquisition of equity investments in certain limited partnerships that own real estate. The Class A units were issued without registration under the Securities Act of 1933 in reliance on Regulation D promulgated under that Act.

     On July 1, 2001, the Company issued 29,092 Class A units in connection with the acquisition of real estate. The Class A units were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

     On September 21, 2001, the Company issued 1,800,000 Series D-9 Preferred Units to an institutional investor for net proceeds of approximately $43,875,000. The Series D-9 Preferred Units were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

     During 2001, the Company also issued 400,000 F-1 Preferred Units in connection with the acquisition of a leasehold interest in real estate. The Series F-1 Preferred Units were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

     In 2002, the Company issued 15,967,651 Class A units in connection with the acquisition of interests in limited partnerships that own real estate. The Class A units were issued without registration under the Securities Act of 1933 in reliance on Regulation D promulgated under that Act.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------------
                                                                2002           2001         2000          1999          1998
                                                             -----------   -----------   -----------   -----------   -----------
(in thousands, except unit and per unit amounts)
OPERATING DATA
Revenues:
     Rentals..............................................   $ 1,248,903   $   841,999   $   695,078   $   591,270   $   425,496
     Expense reimbursements...............................       159,978       133,114       120,056        96,842        74,737
     Other income.........................................        26,189        10,660        10,838         8,251         9,627
                                                             -----------   -----------   -----------   -----------   -----------

Total Revenues............................................     1,435,070       985,773       825,972       696,363       509,860
                                                             -----------   -----------   -----------   -----------   -----------
Expenses:
     Operating............................................       541,596       398,969       318,360       282,118       207,171
     Depreciation and amortization........................       205,826       123,862        99,846        83,585        59,227
     General and administrative...........................        98,458        72,572        47,911        40,151        28,610
     Amortization of officer's deferred
       compensation expense...............................        27,500            --            --            --            --
     Costs of acquisitions and development
       not consummated....................................         6,874         5,223            --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
Total Expenses............................................       880,254       600,626       466,117       405,854       295,008
                                                             -----------   -----------   -----------   -----------   -----------
Operating Income..........................................       554,816       385,147       359,855       290,509       214,852
Income applicable to Alexander's..........................        29,653        25,718        17,363        11,772         3,123
Income from partially-owned entities......................        44,458        80,612        86,654        78,560        32,025
Interest and other investment income......................        31,685        54,385        32,926        18,359        24,074
Interest and debt expense.................................      (239,525)     (173,076)     (171,398)     (141,683)     (114,686)
Net (loss) gain on disposition of wholly-owned and
   partially-owned assets other than real estate..........       (17,471)       (8,070)           --            --         9,649
Minority interest.........................................        (3,185)       (2,520)       (1,965)       (1,840)         (651)
                                                             -----------   -----------   -----------   -----------   -----------
Income before gains on sales of real estate and cumulative
   effect of change in accounting principle...............       400,431       362,196       323,435       255,677       168,386
Gains on sale of real estate..............................            --        15,495        10,965            --            --
Cumulative effect of change in accounting principle.......       (30,129)       (4,110)           --            --            --
                                                             -----------   -----------   -----------   -----------   -----------
Net income................................................       370,302       373,581       334,400       255,677       168,386
Preferred unit distributions..............................      (119,214)     (130,815)     (124,736)      (78,250)      (35,233)
                                                             -----------   -----------   -----------   -----------   -----------

Net income applicable to Class A units....................   $   251,088   $   242,766   $   209,664   $   117,427   $   133,153
                                                             ===========   ===========   ===========   ===========   ===========

   Income per Class A unit--basic..........................  $      1.97   $      2.55   $      2.26   $      1.97   $      1.62
   Income per Class A unit--diluted........................  $      1.92   $      2.47   $      2.20   $      1.94   $      1.59
   Cash distributions declared for Class A units..........   $      2.66   $      2.63   $      1.97   $      1.80   $      1.64

BALANCE SHEET DATA
   Total assets...........................................   $ 9,018,179   $ 6,777,343   $ 6,403,210   $ 5,479,218   $ 4,425,779
   Real estate, at cost...................................     7,559,694     4,690,211     4,354,392     3,921,507     3,315,891
   Accumulated depreciation...............................       737,426       506,225       393,787       308,542       226,816
   Debt...................................................     4,071,320     2,477,173     2,688,308     2,048,804     2,051,000
   Partners' capital......................................     4,644,206     4,024,235     3,519,417     3,262,630     2,203,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Index to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                  PAGE
                                                                                                  ----
          Overview........................................................................         56
            Critical Accounting Policies..................................................         57
          Results of Operations:
                Years Ended December 31, 2002 and 2001....................................         63
                Years Ended December 31, 2001 and 2000....................................         69
          Supplemental Information:
                Summary of Net Income and Adjusted EBITDA for the Three Months Ended
                   December 31, 2002 and 2001.............................................         75
                Changes by segment in Adjusted EBITDA for the Three Months Ended
                   December 31, 2002 and 2001.............................................         77
                Changes by segment in Adjusted EBITDA for the Three Months Ended
                   December 31, 2002 as compared to September 30, 2002....................         77
                Leasing Activity..........................................................         78
                Pro forma Operating Results - CESCR Acquisition...........................         79
                Senior Unsecured Debt Covenant Compliance Ratios..........................         79
                Related Party Disclosure..................................................         80
          Liquidity and Capital Resources:
                Cash Flows for the Years Ended December 31, 2002, 2001 and 2000...........         83

     OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

     Operating results for the year ended December 31, 2002, reflect the Company's January 1, 2002 acquisition of the remaining 66% of Charles E. Smith Commercial Realty L.P. ("CESCR") and the resulting consolidation of CESCR's operations. See Supplemental Information, page 79, for Condensed Pro Forma Operating Results for the year ended December 31, 2001 giving effect to the CESCR acquisition as if it had occurred on January 1, 2001.

          CRITICAL ACCOUNTING POLICIES

     In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

REAL ESTATE

     Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2002, the Company's carrying amount of its real estate, net of accumulated depreciation is $6.8 billion. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

     Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements and acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company's estimates in connection with acquisitions and future impairment analysis could be material to the Company's financial statements.

NOTES AND MORTGAGE LOANS RECEIVABLE

     The Company evaluates the collectibility of both interest and principal of each of its notes and mortgage loans receivable ($86.6 million as of December 31, 2002) if circumstances warrant to determine whether it is impaired. If the Company fails to identify that the investee or borrower are unable to perform, the Company's bad debt expense may be different.

PARTIALLY-OWNED ENTITIES

     The Company accounts for its investments in partially-owned entities ($997.7 million as of December 31, 2002) under the equity method when the Company's ownership interest is more than 20% but less than 50% and the Company does not exercise direct or indirect control. When partially-owned investments are in partnership form, the 20% threshold may be reduced. Factors that the Company considers in determining whether or not it exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of its partners. To the extent that the Company is deemed to control these entities, these entities would have to be consolidated and therefore impact the balance sheet, operations and related ratios. On a periodic basis the Company evaluates whether there are any indicators that the value of the Company's investments in partially-owned entities are impaired. An investment is impaired if management's estimate of the value of the investment is less than the carrying amount. The ultimate realization of the Company's investment in partially-owned entities is dependent on a number of factors including the performance of the investee and market conditions. If the Company determines that a decline in the value of its investee is other than temporary, then an impairment charge would be recorded.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

REVENUE RECOGNITION

     The Company has the following revenue sources and revenue recognition policies:

       - Base Rents -- income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

       - Percentage Rents -- income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

       - Hotel Revenues -- income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been rendered.

       - Trade Show Revenues -- income arising from the operation of trade shows, including rentals of booths. This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.

       - Expense Reimbursement Income -- income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

     Before the Company recognizes revenue, it assesses among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

     Below is a summary of Net income and Adjusted EBITDA(1) by segment for the years ended December 31, 2002, 2001 and 2000. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the year ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities, as if consolidated as of January 1, 2000 (see page 61 for the details of the reclassifications by line item). In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170,000 in 2001 and expense from the early extinguishment of debt of $1,125,000 in 2000 because such items are no longer treated as extraordinary items in accordance with Generally Accepted Accounting Principles.

($ in thousands)                                                               December 31, 2002
                                                   -------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                         Merchandise  Controlled
                                                      Total         Office      Retail       Mart      Logistics    Other(2)
                                                   -----------   ----------   ---------  -----------  -----------  ---------
Rentals.......................................     $ 1,248,903   $  867,938   $ 127,561   $ 195,899    $      --   $  57,505
Expense reimbursements........................         159,978       89,890      51,750      14,754           --       3,584
Other income..................................          26,189       21,221       1,653       2,951           --         364
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Total revenues................................       1,435,070      979,049     180,964     213,604           --      61,453
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Operating expenses............................         541,596      343,723      65,455      86,022           --      46,396
Depreciation and amortization.................         205,826      146,746      15,507      26,716           --      16,857
General and administrative....................          98,458       34,346       5,036      20,382           --      38,694
Costs of acquisitions and development
  not consummated.............................           6,874           --          --          --           --       6,874
Amortization of officer's deferred
  compensation expense........................          27,500           --          --          --           --      27,500
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Total expenses................................         880,254      524,815      85,998     133,120           --     136,321
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Operating income..............................         554,816      454,234      94,966      80,484           --     (74,868)
Income applicable to Alexander's..............          29,653           --          --          --           --      29,653
Income from partially-owned entities..........          44,458        1,966        (687)       (339)       9,707      33,811
Interest and other investment income..........          31,685        6,472         323         507           --      24,383
Interest and debt expense.....................        (239,525)    (141,044)    (56,643)    (22,948)          --     (18,890)
Net (loss) gain on disposition of wholly-
  owned and partially-owned assets other
  than real estate............................         (17,471)          --          --       2,156           --     (19,627)
Minority interest.............................          (3,185)      (3,526)         --          --           --         341
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Income before gains on sale of real estate
  and cumulative effect of change in
  accounting principle........................         400,431      318,102      37,959      59,860        9,707     (25,197)
Gains on sale of real estate..................              --           --          --          --           --          --
Cumulative effect of change in accounting
  principle...................................         (30,129)          --          --          --      (15,490)    (14,639)
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Net income....................................         370,302      318,102      37,959      59,860       (5,783)    (39,836)
Cumulative effect of change in accounting
  principle...................................          30,129           --          --          --       15,490      14,639
Interest and debt expense(3)..................         302,009      139,157      58,409      23,461       25,617      55,365
Depreciation and amortization(3)..............         257,707      149,361      17,532      27,006       34,474      29,334
                                                   -----------   ----------   ---------   ---------    ---------   ---------
EBITDA........................................         960,147      606,620     113,900     110,327       69,798      59,502
Adjustments:
Minority interest.............................           3,185        3,526          --          --           --        (341)
Gains (losses) on sale of real estate(3)......          (1,405)          --          --          --        2,026      (3,431)
Straight-lining of rents(3)...................         (29,837)     (24,352)     (1,863)     (1,772)          --      (1,850)
Amortization of below market leases, net......         (12,634)     (12,469)       (165)         --           --          --
Other.........................................           1,549           --         860         323           --         366
                                                   -----------   ----------   ---------   ---------    ---------   ---------
Adjusted EBITDA(1)............................     $   921,005   $  573,325   $ 112,732   $ 108,878    $  71,824   $  54,246
                                                   ===========   ==========   =========   =========    =========   =========

----------
See Notes on page 62.

($ in thousands)                                                                 December 31, 2001
                                                   ---------------------------------------------------------------------------
                                                                                                      Temperature
                                                                                         Merchandise  Controlled
                                                      Total         Office      Retail       Mart      Logistics      Other(2)
                                                   -----------   ----------   ---------  -----------  -----------    ---------
Rentals....................................        $   841,999   $  461,606   $ 121,023   $ 197,668    $      --     $  61,702
Expense reimbursements.....................            133,114       67,470      49,436      13,801           --         2,407
Other income...............................             10,660        3,775       1,154       3,324           --         2,407
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Total revenues.............................            985,773      532,851     171,613     214,793           --        66,516
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Operating expenses.........................            398,969      217,581      56,547      83,107           --        41,734
Depreciation and amortization..............            123,862       71,425      14,767      25,397           --        12,273
General and administrative.................             72,572       12,421       3,576      18,081           --        38,494
Costs of acquisitions not consummated......              5,223           --          --          --           --         5,223
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Total expenses.............................            600,626      301,427      74,890     126,585           --        97,724
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Operating income...........................            385,147      231,424      96,723      88,208           --       (31,208)
Income applicable to Alexander's...........             25,718           --          --          --           --        25,718
Income from partially-owned entities.......             80,612       32,746       1,914         149       17,447(4)     28,356
Interest and other investment income.......             54,385        6,866         608       2,045           --        44,866
Interest and debt expense..................           (173,076)     (54,667)    (55,358)    (33,354)          --       (29,697)
Net (loss) gain on disposition of
  wholly-owned and partially-owned
  assets other than real estate............             (8,070)          --          --         160           --        (8,230)
Minority interest..........................             (2,521)      (2,466)         --         (40)          --           (15)
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Income before gains on sales of real
  estate and cumulative effect of
  change in accounting principle...........            362,195      213,903      43,887      57,168       17,447        29,790
Gains on sale of real estate...............             15,495       12,445       3,050          --           --            --
Cumulative effect of change in
  accounting principle.....................             (4,110)          --          --          --           --        (4,110)
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Net income.................................            373,580      226,348      46,937      57,168       17,447        25,680
Cumulative effect of change in
  accounting principle.....................              4,110           --          --          --           --         4,110
Interest and debt expense(3)...............            266,784       92,410      57,915      33,354       26,459        56,646
Depreciation and amortization(3)...........            188,859       91,085      18,957      25,397       33,815        19,605
                                                   -----------   ----------   ---------   ---------    ---------     ---------
EBITDA ....................................            833,333      409,843     123,809     115,919       77,721       106,041
Adjustments:
Gains on sale of real estate(3)............            (21,793)     (12,445)     (3,050)         --           --        (6,298)
Minority interest..........................              2,521        2,466          --          40           --            15
Net gain on disposition of wholly-owned
  and partially-owned assets other
  than real estate.........................               (160)          --          --        (160)          --            --
Straight-lining of rents(3) ...............            (26,134)     (20,064)        727      (4,997)          --        (1,800)
Other......................................             (2,715)          --      (2,337)         --          716        (1,094)
                                                   -----------   ----------   ---------   ---------    ---------     ---------
Adjusted EBITDA(1).........................        $   785,052   $  379,800   $ 119,149   $ 110,802    $  78,437     $  96,864
                                                   ===========   ==========   =========   =========    =========     =========

----------
See Notes on page 62.

   ($ in thousands)                                  December 31, 2000 (after giving effect to consolidation of PSA's -
                                                                        see reclassifications below)
                                         ------------------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                    Merchandise    Controlled
                                             Total        Office        Retail          Mart        Logistics       Other(2)
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Rentals.............................  $    788,469  $    406,261  $    129,902  $     171,001  $         --     $   81,305
   Expense reimbursements..............       120,074        60,767        45,490         10,654            --          3,163
   Other income........................        17,608         5,499         2,395          4,661            --          5,053
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Total revenues......................       926,151       472,527       177,787        186,316            --         89,521
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Operating expenses..................       379,524       199,424        55,671         74,553            --         49,876
   Depreciation and amortization.......       108,109        58,074        17,464         21,984            --         10,587
   General and administrative..........        63,468        10,401           667         16,330            --         36,070
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Total expenses......................       551,101       267,899        73,802        112,867            --         96,533
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Operating income....................       375,050       204,628       103,985         73,449            --         (7,012)
   Income applicable to Alexander's....        17,363            --            --             --            --         17,363
   Income from partially-owned
     entities..........................        79,694        29,210           667             --        28,778(4)      21,039
   Interest and other investment
     income............................        33,798         6,162            --          2,346            --         25,290
   Interest and debt expense ..........      (180,505)      (62,162)      (54,305)       (38,569)           --        (25,469)
   Minority interest...................        (1,965)       (1,933)           --             --            --            (32)
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Income before gains on sales of
     real estate.......................       323,435       175,905        50,347         37,226        28,778         31,179
   Gains on sales of real estate ......        10,965         8,405         2,560             --            --             --
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Net income..........................       334,400       184,310        52,907         37,226        28,778         31,179
   Interest and debt expense(3)........       260,573        96,224        55,741         38,566        27,424         42,618
   Depreciation and amortization(3)....       167,268        76,696        18,522         20,627        34,015         17,408
                                         ------------  ------------  ------------  -------------  ------------     ----------
   EBITDA..............................       762,241       357,230       127,170         96,419        90,217         91,205
   Adjustments:
   Minority interest...................         1,965         1,933            --             --            --             32
   Gains on sale of real estate(3).....       (10,965)       (8,405)       (2,560)            --            --             --
   Straight-lining of rents(3).........       (30,001)      (19,733)       (2,295)        (5,919)       (1,121)          (933)
   Other...............................        14,510            --        (1,654)         1,358         4,064(2)      10,742(5)
                                         ------------  ------------  ------------  -------------  ------------     ----------
   Adjusted EBITDA(1)..................  $    737,750  $    331,025  $    120,661  $      91,858  $     93,160     $  101,046
                                         ============  ============  ============  =============  ============     ==========

----------
See Notes on page 62.

     Prior to 2001, income from the Company's investments in preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the operations of the Hotel portion of the Hotel Pennsylvania and the operations of the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the year ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities, as of January 1, 2000. The effect of these reclassifications in 2000 was as follows:

              (i)   reduction in equity in income of partially-owned entities    $     (8,599,000)
             (ii)   increase in rental revenues                                        64,501,000
            (iii)   increase in other income                                            8,325,000
             (iv)   increase in operating expenses                                    (41,233,000)
              (v)   increase in depreciation and amortization                          (6,906,000)
             (vi)   increase in general and administrative expenses                    (6,984,000)
            (vii)   increase in interest and debt expense                              (9,104,000)
                                                                                 ----------------
           (viii)   net impact                                                   $             --
                                                                                 ================

     These reclassifications had no effect on reported Net Income or Adjusted EBITDA for the year ended December 31, 2000 and no impact to any other year.

NOTES:

(1) Adjusted EBITDA represents income before interest, taxes, depreciation and amortization, extraordinary or non-recurring items, gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies. In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170 in 2001 and expense from the early extinguishment of debt of $1,125 in 2000 because such items are no longer treated as Extraordinary Items in accordance with Generally Accepted Accounting Principles.

(2)  Adjusted EBITDA  - Other is comprised of:

        (amounts in thousands)                                                                     For the Year
                                                                                                Ended December 31,
                                                                                      -------------------------------------
                                                                                        2002           2001         2000
                                                                                      ---------      --------     ---------
        Newkirk Master Limited Partnership:
          Equity in income......................................................      $  60,756      $ 54,695     $  43,685
          Interest and other income.............................................          8,795         8,700         7,300
        Hotel Pennsylvania......................................................          7,636        16,978        26,866
        Alexander's.............................................................         34,381        19,362        18,330
        Investment income and other.............................................         31,261        44,097        34,990
        Corporate general and administrative expenses...........................        (34,743)      (33,515)      (30,125)
        Primestone foreclosure and impairment losses............................        (35,757)           --            --
        Amortization of Officer's deferred compensation expense.................        (27,500)           --            --
        Write-off of 20 Times Square pre-development costs (2002) and World
          Trade Center acquisition costs (2001).................................         (6,874)       (5,223)           --
        Net gain on sale of marketable securities...............................         12,346            --            --
        Gain on transfer of mortgages...........................................          2,096            --            --
        Net gain on sale of air rights..........................................          1,688            --            --
        Palisades...............................................................            161            --            --
        After-tax net gain on sale of Park Laurel condominium units.............             --        15,657            --
        Write-off of net investment in Russian Tea Room.........................             --        (7,374)           --
        Write-off of investments in technology companies........................             --       (16,513)           --
                                                                                      ---------      --------     ---------
                 Total..........................................................      $  54,246      $ 96,864     $ 101,046
                                                                                      =========      ========     =========

(3) Interest and debt expense, depreciation and amortization, straight-lining of rents and gains on sale of real estate included in the reconciliation of net income to EBITDA or Adjusted EBITDA include amounts which are netted in income from partially-owned entities.

(4) Excludes rent not recognized of $19,348, $15,281 and $9,787 for the years ended December 31, 2002, 2001 and 2000.

(5) Includes the reversal of $1,266 and $4,765 of expenses in 2001 and 2000 representing the non-cash appreciation in value of shares held in a rabbi trust in connection with a deferred compensation arrangement for the Company's President.

     The following table sets forth the percentage of the Company's Adjusted EBITDA by segment for the years ended December 31, 2002, 2001 and 2000. The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously as if it had occurred on January 1, 2001.

                                                                         PERCENTAGE OF ADJUSTED EBITDA
                                                                  ------------------------------------------
                                                                             Year Ended December 31,
                                                                  ------------------------------------------
                                                                    2002       2001        2001       2000
                                                                  --------   --------    --------   --------
     Office:                                                               (Pro forma)
        New York City......................................           33%       31%          38%        35%
        CESCR..............................................           29%       26%          10%        10%
                                                                    ----      ----         ----       ----
        Total..............................................           62%       57%          48%        45%
     Retail................................................           12%       12%          15%        16%
     Merchandise Mart Properties...........................           12%       12%          14%        12%
     Temperature Controlled Logistics......................            8%        8%          10%        13%
     Other.................................................            6%       11%          13%        14%
                                                                    ----      ----         ----       ----
                                                                     100%      100%         100%       100%
                                                                    ====      ====         ====       ====

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of above and below market leases acquired under SFAS No. 141, and other income, were $1,435,070,000 for the year ended December 31, 2002, compared to $985,773,000 in the year ended December 31, 2001, an increase of $449,297,000 of which $423,128,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase (decrease) by segment:

   (amounts in thousands)

                                                  Date of                                           Merchandise
                                                Acquisition     Total          Office      Retail       Mart           Other
                                              --------------  ---------      ---------    --------   ---------       ---------
PROPERTY RENTALS:
 Acquisitions, dispositions and
 non same store revenue:
  CESCR (acquisition of remaining 66% and
   consolidation vs. equity method
   accounting for 34%)......................   January 2002   $ 393,506      $ 393,506    $     --   $      --       $      --
  Palisades.................................    March 2002        4,109             --          --          --           4,109
  715 Lexington Avenue......................    July 2001           976             --         976          --              --
  Las Catalinas (acquisition of remaining
   50% and consolidation vs. equity
   method accounting for 50%)...............  September 2002      3,108             --       3,108          --              --
  435 Seventh Avenue (placed in service)....    August 2002       2,541             --       2,541          --              --
  424 Sixth Avenue..........................     July 2002          320             --         320          --              --
  Properties taken out of service for
  redevelopment.............................                       (767)            --        (767)         --              --
 Same Store:
  Hotel activity............................                     (7,645)(1)         --          --          --          (7,645)(1)
  Trade Shows activity......................                     (3,908)(2)         --          --      (3,908)(2)          --
  Leasing activity (3)......................                     14,664         12,826         360       2,139            (661)
                                                              ---------      ---------    --------   ---------       ---------
 Total increase (decrease) in property
  rentals...................................                    406,904        406,332       6,538      (1,769)         (4,197)
                                                              ---------      ---------    --------   ---------       ---------
TENANT EXPENSE REIMBURSEMENTS:
 Increase due to acquisitions...............                     15,319         14,398         921          --              --
 Same Store.................................                     11,545          8,022       1,393         953           1,177
                                                              ---------      ---------    --------   ---------       ---------
Total increase (decrease) in tenant
  expense reimbursements....................                     26,864         22,420       2,314         953           1,177
                                                              ---------      ---------    --------   ---------       ---------
OTHER INCOME:
 Increase due to acquisitions...............                     15,379         15,224          11          --             144
 Same Store.................................                        150          2,222         488        (373)         (2,187)
                                                              ---------      ---------    --------   ---------       ---------
Total increase (decrease) in other income...                     15,529         17,446         499        (373)         (2,043)
                                                              ---------      ---------    --------   ---------       ---------
Total increase (decrease) in revenues.......                  $ 449,297      $ 446,198    $  9,351   $  (1,189)      $  (5,063)
                                                              =========      =========    ========   =========       =========

----------
(1) Average occupancy and REVPAR for the Hotel Pennsylvania were 65% and $58 for the year ended December 31, 2002 compared to 63% and $70 for the prior year.
(2) Reflects a decrease of $3,580 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.

       See supplemental information on page 78, for details of leasing activity and corresponding changes in occupancy.

     EXPENSES

     The Company's expenses were $880,254,000 for the year ended December 31, 2002, compared to $600,626,000 in the year ended December 31, 2001, an increase of $279,628,000 of which $202,852,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations. Below are the details of the increase by segment:

      (amounts in thousands)                                                                         Merchandise
                                                            Total        Office         Retail           Mart           Other
                                                          ---------    ---------      ---------      -----------      ---------
     Operating:
         Acquisitions:
         CESCR (acquisition of remaining 66%
            and consolidation vs. equity
            method accounting
            for 34%) ..................................   $ 114,438    $ 114,438      $      --       $      --       $      --
         Palisades ....................................       5,158           --             --              --           5,158
         715 Lexington Avenue .........................         588           --            588              --              --
         435 Seventh Avenue ...........................         198           --            198              --              --
         424 Sixth Avenue .............................          50           --             50              --              --
         Las Catalinas (acquisition of
         remaining 50% and consolidation vs ...........
         equity method accounting
         for 50%) .....................................       1,341           --          1,341              --              --
         Hotel activity ...............................         503           --             --              --             503
         Trade Shows activity .........................      (2,108)          --             --          (2,108)(3)          --
         Same store operations ........................      22,459       11,704(1)       6,731(2)        5,023(4)         (999)
                                                          ---------    ---------      ---------       ---------       ---------
                                                            142,627      126,142          8,908           2,915           4,662
                                                          ---------    ---------      ---------       ---------       ---------
     Depreciation and amortization:
         Acquisitions .................................      71,435       67,470          1,015            --             2,950
         Same store operations ........................      10,529        7,851           (275)          1,319           1,634
                                                          ---------    ---------      ---------       ---------       ---------
                                                             81,964       75,321            740           1,319           4,584
                                                          ---------    ---------      ---------       ---------       ---------
     General and administrative:
       Acquisitions ...................................      20,944       20,944             --              --              --
       Other expenses .................................       4,942          981          1,460           2,301(5)          200
                                                          ---------    ---------      ---------       ---------       ---------
       Total increase (decrease) in general
         and administrative ...........................      25,886       21,925          1,460           2,301             200
                                                          ---------    ---------      ---------       ---------       ---------
     Amortization of officer's
       deferred compensation expense ..................      27,500           --             --              --          27,500
                                                          ---------    ---------      ---------       ---------       ---------
     Costs of acquisitions and development
       not consummated ................................       1,651           --             --              --           1,651(6)
                                                          ---------    ---------      ---------       ---------       ---------
                                                          $ 279,628    $ 223,388      $  11,108       $   6,535       $  38,597
                                                          =========    =========      =========       =========       =========

----------
   (1) Results primarily from (i) a $9,725 increase in insurance, security and real estate taxes, largely reimbursed by tenants, and (ii) $2,639 for an allowance for straight-line rent receivables.
   (2) Results primarily from (i) increases in insurance costs which are reimbursed by tenants, (ii) a $402 payment of Puerto Rico taxes related to the prior year, (iii) $2,280 in bad debt allowances for accounts receivable and receivables arising from the straight-lining of rents in 2002 and (iv) lease termination fees and real estate tax refunds netted against expenses in 2001, which aggregated $1,500.
   (3) Results primarily from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.
   (4) Reflects (i) increased insurance costs of $1,366, (ii) a charge of $312 from the settlement of a 1998 utility assessment, and (iii) an increase in real estate taxes of $1,725.
   (5) Reflects a charge of $954 in connection with the termination of a contract and the write-off of related deferred costs.
   (1) Reflects a charge in 2002 of $6,874 for the write-off of pre-development costs at the 20 Times Square project and a charge in 2001 of $5,223 in connection with the World Trade Center acquisition not consummated.

INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $29,653,000 in the year ended December 31, 2002, compared to $25,718,000 in the year ended December 31, 2001, an increase of $3,935,000. This increase resulted from (i) $6,915,000 of development and commitment fees in connection with Alexander's Lexington Avenue development project, (ii) the Company's $3,524,000 share of Alexander's gain on sale of its Third Avenue property, partially offset by (iii) the Company's $6,298,000 share of Alexander's gain on the sale of its Fordham Road property in the prior year.

INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with accounting principles generally accepted in the United States of America, the Company reflects the income it receives from (i) entities it owns less than 50% of and (ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the year ended December 31, 2002 as compared to the prior year:

(amounts in thousands)
                                                                Temperature     Newkirk        Las
                                                                 Controlled      Joint       Catalinas     Monmouth
                                     Total        CESCR(1)       Logistics      Venture       Mall(2)       Mall(3)
                                   ---------     ---------      -----------    ---------     ---------     --------
  YEAR ENDED
  DECEMBER 31, 2002:

  Revenues .....................   $ 480,363                     $ 117,663     $ 295,369     $ 10,671      $  5,760
  Expenses:
    Operating, general and
       administrative ..........     (46,098)                       (7,904)       (8,490)      (3,102)       (2,510)
    Depreciation ...............    (106,287)                      (59,328)      (34,010)      (1,482)         (943)
    Interest expense ...........    (180,431)                      (42,695)     (121,219)      (3,643)       (1,520)
    Other, net .................     (12,505)                       (2,150)       (9,790)        (802)           48
                                   ---------                     ---------     ---------     --------      --------
  Net income/(loss) ............   $ 135,042                     $   5,586     $ 121,860     $  1,642      $    835
                                   =========                     =========     =========     ========      ========

  Vornado's interest ...........                                        60%           22%          50%           50%
  Equity in net income/(loss) ..   $  29,872                     $   3,352     $  26,500     $    851      $    791(4)
  Interest and other income ....       8,306                           306         8,000           --            --
  Fee income ...................       6,280                         6,049            --           --           231
                                   ---------                     ---------     ---------     --------      --------
  Income from partially-owned
   entities ....................   $  44,458     $      --(1)    $   9,707     $  34,500     $    851      $  1,022
                                   =========     =========       =========     =========     ========      ========
  YEAR ENDED
  DECEMBER 31, 2001:
  Revenues .....................   $ 747,902     $ 382,502       $ 126,957     $ 179,551     $ 14,377
  Expenses:
    Operating, general and
       administrative ..........    (180,337)     (135,133)         (8,575)      (13,630)      (2,844)
    Depreciation ...............    (141,594)      (53,936)        (58,855)      (20,352)      (2,330)
    Interest expense ...........    (236,996)     (112,695)        (44,988)      (65,611)      (5,705)
    Other, net .................      11,059         1,975           2,108         4,942           --
                                   ---------     ---------       ---------     ---------     --------
  Net income ...................   $ 200,034     $  82,713       $  16,647     $  84,900     $  3,498
                                   =========     =========       =========     =========     ========

  Vornado's interest ...........                        34%             60%           30%          50%
  Equity in net income/(loss) ..   $  67,679     $  28,653       $   9,988     $  25,470     $  1,749
  Interest and other income ....       7,579            --           2,105         5,474           --
  Fee income ...................       5,354            --           5,354            --           --
                                   ---------                     ---------     ---------     --------
  Income from partially-owned
    entities ...................   $  80,612     $  28,653       $  17,447     $  30,944     $  1,749      $     --
                                   =========     =========       =========     =========     ========      ========
  (DECREASE) INCREASE IN
      INCOME FROM
      PARTIALLY-OWNED ENTITIES..   $ (36,154)    $ (28,653)(1)   $  (7,740)    $   3,556     $   (898)(2)  $  1,022(3)
                                   =========     =========       =========     =========     ========      ========

    (amounts in thousands)            Starwood       Partially-
                                       Ceruzzi         Owned
                                       Joint          Office
                                      Venture        Buildings         Other
                                     ---------       ----------      --------
  YEAR ENDED
  DECEMBER 31, 2002:

    Revenues .....................   $     695       $  50,205
    Expenses:
      Operating, general and
         administrative ..........      (2,265)        (21,827)
      Depreciation ...............      (1,430)         (9,094)
      Interest expense ...........          --         (11,354)
      Other, net .................        (200)            389
                                     ---------       ---------
    Net income/(loss) ............   $  (3,200)      $   8,319
                                     =========       =========

    Vornado's interest ...........          80%             24%
    Equity in net income/(loss) ..   $  (2,560)      $   1,966       $ (1,028)
    Interest and other income ....          --              --             --
    Fee income ...................          --              --             --
                                     ---------       ---------       --------
    Income from partially-owned
     entities ....................   $  (2,560)      $   1,966       $ (1,028)
                                     =========       =========       ========
  YEAR ENDED
  DECEMBER 31, 2001:
    Revenues .....................   $   1,252       $  43,263
    Expenses:
      Operating, general and
         administrative ..........        (820)        (19,335)
      Depreciation ...............        (501)         (5,620)
      Interest expense ...........          --          (7,997)
      Other, net .................         275           1,759
                                     ---------       ---------
    Net income ...................   $     206       $  12,070
                                     =========       =========

    Vornado's interest ...........          80%             34%
    Equity in net income/(loss) ..   $     165       $   4,093       $ (2,439)
    Interest and other income ....          --              --             --
    Fee income ...................          --              --             --
                                     ---------       ---------       --------
    Income from partially-owned
      entities ...................   $     165       $   4,093       $ (2,439)
                                     =========       =========       ========
    (DECREASE) INCREASE IN
        INCOME FROM
      PARTIALLY-OWNED ENTITIES..     $  (2,725)(5)   $  (2,127)(6)   $  1,411(7)
                                     =========       =========       ========

----------
(1) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(2) On September 20, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store that it did not previously own. Accordingly, Las Catalinas is consolidated for the period from September 20, 2002 to December 31, 2002.
(3) On October 10, 2002, a joint venture, in which the Company has a 50% interest, acquired the Monmouth Mall.
(4) Vornado's interest in the equity in net income of the Monmouth Mall includes a preferred return of $748 for the year ended December 31, 2002.
(5) The prior year includes $1,394 for the Company's share of a gain on sale of a property.
(6) The year ended December 31, 2002 excludes 570 Lexington Avenue which was sold in May 2001.
(7) The prior year includes $2,000 for the Company's share of equity in loss of its Russian Tea Room ("RTR") investment. In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

INTEREST AND OTHER INVESTMENT INCOME

     Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $31,685,000 for the year ended December 31, 2002, compared to $54,385,000 in the year ended December 31, 2001, a decrease of $22,700,000. This decrease resulted primarily from a decrease of (i) $12,347,000 due to the non-recognition of income on the mortgage loan to Primestone, which was foreclosed on April 30, 2002, (ii) $4,626,000 due to a lower yield on the investment of the proceeds received from the May 2002 repayment of the Company's loan to NorthStar Partnership L.P. (22% yield in 2001) and (iii) $2,269,000 due to the non-recognition of income on the loan to Vornado Operating.

INTEREST AND DEBT EXPENSE

     Interest and debt expense was $239,525,000 for the year ended December 31, 2002, compared to $173,076,000 in the year ended December 31, 2001, an increase of $66,449,000. This increase was comprised of (i) $100,013,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations, partially offset by (ii) a $32,035,000 savings from a 202 basis point reduction in weighted average interest rates of the Company's variable rate debt and (iii) lower average outstanding debt balances.

NET (LOSS) GAIN ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE REAL ESTATE

     The following table sets forth the details of net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2002 and 2001:

                                                                                         For the Year Ended
                 (amounts in thousands)                                                     December 31,
                                                                                    --------------------------
     Wholly-owned Assets:                                                               2002            2001
                                                                                    ----------      ----------
       Gain on transfer of mortgages...........................................     $    2,096      $       --
       Gain on sale of Kinzie Park condominiums units..........................          2,156              --
       Net gain on sale of air rights..........................................          1,688              --
       Net gain on sale of marketable securities...............................         12,346              --
       Primestone foreclosure and impairment losses............................        (35,757)             --
       Write-off of investments in technology companies........................             --         (16,513)
     Partially-owned Assets:
       After-tax net gain on sale of Park Laurel condominium units.............             --          15,657
       Write-off of net investment in Russian Tea Room.........................             --          (7,374)
       Other...................................................................             --             160
                                                                                    ----------      ----------
                                                                                    $  (17,471)     $   (8,070)
                                                                                    ==========      ==========

     GAIN ON TRANSFER OF MORTGAGES

     In the year ended December 31, 2002, the Company recorded a net gain of $2,096,000 resulting from payments to the Company by third parties that assumed certain of the Company's mortgages. Under these transactions the Company paid to the third parties that assumed the Company's obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages. The Company has been released by the creditors underlying these loans.

     GAIN ON SALE OF KINZIE PARK CONDOMINIUM UNITS

     The Company recognized a gain of $2,156,000 during 2002, from the sale of residential condominiums in Chicago, Illinois.

     NET GAIN ON SALE OF AIR RIGHTS

     The Company recognized a net gain of $1,688,000 in the year ended December 31, 2002. See Note 3 to the consolidated financial statements in this annual report on form 10-K for further details.

     PRIMESTONE FORECLOSURE AND IMPAIRMENT LOSSES

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. The participation did not meet the criteria for "sale accounting" under SFAS 140 because Cadim was not free to pledge or exchange the assets. Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an "Other Liability" and continuing to report the outstanding loan balance at 100% in "Notes and Mortgage Loans Receivable" on the balance sheet. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, and then to interest and fees owed to the Company through November 19, 2001, (ii) second, to the Company and Cadim, pro rata in proportion to the amount of interest and fees owed following November 19, 2001 and (iii) third, 50% to the Company and 50% to Cadim as recovery of principal.

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

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on the New York Stock Exchange at December 31, 2002 and (ii) $1,000,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

     At December 31, 2002, the Company's carrying amount of the investment was $23,908,000, of which $18,313,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100,000 represents the amount expected to be realized under the guarantees, partially offset by $1,005,000 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see Note 4. Investments in and Advances to Partially-Owned Entities).

     At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Upon the adoption of SFAS No. 142 - Goodwill and Other Intangible Assets, on January 1, 2002, the Company wrote-off all of the goodwill associated with the Hotel Pennsylvania and the Temperature Controlled Logistics businesses aggregating $30,129,000. This write-off was reflected as a cumulative effect of a change in accounting principle in 2002.

MINORITY INTEREST

     Minority interest was $3,185,000 for the year ended December 31, 2002 compared to $2,520,000 for the prior year, an increase of $665,000.

ADJUSTED EBITDA

     Below are the details of the changes by segment in Adjusted EBITDA.

                                                                                                  Temperature
                                                                                 Merchandise      Controlled
($ in thousands)                       Total       Office          Retail            Mart          Logistics         Other
                                     ---------   ----------      ----------      -----------      -----------      ----------
Year ended December 31, 2001.......  $ 785,052   $  379,800      $  119,149       $ 110,802        $  78,437       $   96,864
2002 Operations:
  Same store operations(1).........      1,811       18,165          (3,131)(3)      (1,354)(5)       (6,613)(6)       (5,256)(7)
  Acquisitions, dispositions and
    non-recurring income and
    expenses.......................    134,142      175,360          (3,286)(4)        (570)              --          (37,362)(8)
                                     ---------   ----------      ----------       ---------        ---------       ----------
Year ended December 31, 2002.......  $ 921,005   $  573,325(2)   $  112,732       $ 108,878        $  71,824       $   54,246
                                     =========   ==========      ==========       =========        =========       ==========

  % increase (decrease) in same
    store operations...............         .2%         4.8%(2)        (2.6%)(3)       (1.2%)(5)        (8.4%)6)         (5.4%)(7)

----------
(1) Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.
(2) Adjusted EBITDA and the same store percentage increase was $303,368 and 5.0% for the New York City office portfolio and $269,957 and 4.1% for the CESCR portfolio.
(3) Primarily due to lower occupancy and increases in allowances for bad debt expense as a result of the K-Mart and other bankruptcies and the expiration of the Stop & Shop guarantees of several former Bradlees locations. Average occupancy for the year ended December 31, 2002 was 88.3% (84.0% excluding leases which have not commenced as described in the following sentences) as compared to 92% at December 31, 2001. The 88.3% occupancy rate includes leases for 490,000 square feet at five locations which have not commenced as of December 31, 2002. Three of these locations aggregating 268,000 square feet are ground leased to Lowe's which plans to demolish the existing buildings and construct its own stores at the sites and two locations containing 223,000 square feet are leased to Wal-Mart, which plans to demolish an existing building and construct its own store at one of the sites and occupy the existing store at the other site. All of these redevelopment projects are subject to governmental approvals and in some cases, the relocation of existing tenants.
(4) Primarily due to the Company's share of losses from the Starwood Ceruzzi venture in 2002 of $1,416 (before depreciation) from properties placed in service, as compared to a gain of $1,394 from the sale of one of the venture's assets in 2001. Adjusted EBITDA aggregating $2,600 from the acquisitions in the fourth quarter of 2002 of a 50% interest in the Monmouth Mall and the remaining 50% interest in the Las Catalinas Mall the Company did not previously own, was offset by lease termination fees and other refunds in the fourth quarter of 2001.
(5) The net of a $1,685 or 1.5% same store increase in the core portfolio and a $3,300 or a 66% decline at the LA Mart as a result of rent reductions and increased marketing expenditures.
(6) The Company reflects its 60% share of Vornado Crescent Portland Partnership's ("the Landlord") rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize its $19,349 share of the rent the joint venture was due for the year ended December 31, 2002. The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2002 from the warehouses it leases from the Landlord, is lower than last year by .1%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $614 (a .001% decrease). The decrease in revenue is primarily attributable to a reduction in customer inventory turns, a rate reduction with a significant customer and temporary plant shut-downs. The decrease in gross profit is primarily attributable to higher insurance and workers' compensation. In addition, the tenant's cash requirements for capital expenditures, debt service and a non-recurring pension funding were $8,293 higher in the current year than in the prior year, which impacted the ability of the tenant to pay rent.
(7) The decrease in same store operations was primarily due to (i) a $14,973 reduction in investment income and (ii) a $9,342 reduction in operating results at the Hotel Pennsylvania, partially offset by (iii) additional development and commitment fees from Alexander's and (iv) income from the Newkirk MLP. The reduction in investment income is primarily due to the reinvestment of the proceeds received from the repayment of the Company's $75,000 loan to NorthStar Partnership LP. in May 2002 at lower yields (1.5% vs. 22%) and not recognizing income on the Company's foreclosed loan to Primestone and outstanding loan to Vornado Operating. The Hotel Pennsylvania's operating results reflect a reduction in average occupancy and REVPAR to 65% and $58 for the year ended December 31, 2002, compared to 63% and $70 for the year ended December 31, 2001.
(8) Reflects net non-recurring items included in Adjusted EBITDA (see page 64 footnote 2 for details)

     YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUES

     The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income, were $985,773,000 in the year ended December 31, 2001 compared to $926,151,000 in the prior year, an increase of $59,622,000. These increases by segment resulted from:

                                           Date of                                                    Merchandise
($ in thousands)                         Acquisition       Total          Office         Retail           Mart          Other
                                       ---------------   ---------       ---------      ---------     -----------     ---------
Property Rentals:
  Acquisitions:
    7 West 34th Street...............  November 2000     $  12,162       $  12,162      $      --      $      --      $      --
    33 North Dearborn Street.........  September 2000        3,928              --             --          3,928             --
    L.A. Mart........................  October 2000          8,622              --             --          8,622             --
    715 Lexington Avenue.............  July 2001               861              --            861             --             --
  Plaza Suites on Main Street          September 2001
    expansion........................                        2,784              --             --          2,784             --
  Dispositions.......................                       (8,343)                        (8,343)(1)
  Hotel Activity.....................                      (18,234)             --             --             --        (18,234)(3)
  Trade Show Activity................                        4,490              --             --          4,490             --
  Leasing activity...................                       47,260          43,183         (1,397)(4)      6,843         (1,369)(2)
                                                         ---------       ---------      ---------      ---------      ---------
  Total increase in property rentals.                       53,530          55,345         (8,879)        26,667        (19,603)
                                                         ---------       ---------      ---------      ---------      ---------
Tenant expense reimbursements:
  Increase in tenant expense
    reimbursements due to
    acquisitions/dispositions........                        5,730           2,502            624          2,604             --
  Other..............................                        7,310           4,201          3,322            543           (756)
                                                         ---------       ---------      ---------      ---------      ---------
  Total increase in tenant  expense
    reimbursements...................                       13,040           6,703          3,946          3,147           (756)
                                                         ---------       ---------      ---------      ---------      ---------
Other income.........................                       (6,948)         (1,724)        (1,241)        (1,337)        (2,646)
                                                         ---------       ---------      ---------      ---------      ---------
Total increase in revenues...........                    $  59,622       $  60,324      $  (6,174)     $  28,477      $ (23,005)
                                                         =========       =========      =========      =========      =========

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

    See Supplemental Information on page 78 for details of leasing activity.

EXPENSES

     The Company's expenses were $600,626,000 in the year ended December 31, 2001, compared to $551,101,000 in the prior year, an increase of $49,525,000. This increase by segment resulted from:

  ($ in thousands)
                                                                                            Merchandise
                                                       Total        Office        Retail       Mart           Other
                                                    -----------    ---------    ---------   -----------    ----------
  Operating:
    Acquisitions, dispositions and
      non-recurring items......................     $     8,938    $   5,115    $    (253)  $     6,199     $   (2,123)
    Hotel activity.............................          (3,331)          --           --            --         (3,331)(1)
    Same store operations......................          13,838       13,042        1,129         2,355         (2,688)
                                                    -----------    ---------    ---------   -----------     ----------
                                                         19,445       18,157          876         8,554         (8,142)
                                                    -----------    ---------    ---------   -----------     ----------
  Depreciation andamortization:
    Acquisitions, dispositions and
      non-recurring items......................           1,206        2,563       (2,859)        1,502             --
    Hotel activity.............................           1,121           --           --            --          1,121
    Same store operations......................          13,426       10,788          162         1,911            565
                                                    -----------    ---------    ---------   -----------     ----------
                                                         15,753       13,351       (2,697)        3,413          1,686
                                                    -----------    ---------    ---------   -----------     ----------
  General and Administrative:
    Other expenses.............................           8,815        2,020        2,909         1,751          2,135
    Donations to Twin Towers Fund and NYC
      Fireman's Fund...........................           1,250           --           --            --          1,250
    Hotel activity.............................          (1,605)          --           --            --         (1,605)
    Appreciation in value of Vornado shares and
      other securities held in officer's
      deferred compensation trust..............             644           --           --            --            644
                                                    -----------    ---------    ---------   -----------     ----------
                                                          9,104        2,020        2,909         1,751          2,424
                                                    -----------    ---------    ---------   -----------     ----------
    Costs of acquisitions and development not
      consummated..............................           5,223           --           --            --          5,223
                                                    -----------    ---------    ---------   -----------     ----------
                                                    $    49,525    $  33,528    $   1,088   $    13,718     $    1,191
                                                    ===========    =========    =========   ===========     ==========

  ----------
  (1) Includes $1,900 for the collection of a receivable from a commercial tenant of the Hotel in 2001 which was previously fully reserved.

INCOME APPLICABLE TO ALEXANDER'S

     Income applicable to Alexander's (loan interest income, management, leasing and development fees, and equity in income) was $25,718,000 in the year ended December 31, 2001, compared to $17,363,000 in the prior year, an increase of $8,355,000. This increase resulted primarily from the Company's share of Alexander's gain on sale of its Fordham Road property on January 12, 2001.

INCOME FROM PARTIALLY-OWNED ENTITIES

     In accordance with generally accepted accounting principles, the Company reflects the income it receives from (i) entities it owns less than 50% of and
(ii) entities it owns more than 50% of, but which have a partner who has shared board and management representation and authority and substantive participating rights on all significant business decisions, on the equity method of accounting resulting in such income appearing on one line in the Company's consolidated statements of income. Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the year ended December 31, 2001 as compared to the prior year:

($ in thousands)                                                         Temperature         Newkirk              Las
                                                                         Controlled           Joint            Catalinas
                                          Total           CESCR          Logistics           Venture             Mall
                                      --------------    -----------     -------------     --------------     -------------
YEAR ENDED
DECEMBER 31, 2001:
  Revenues.......................     $      747,902    $   382,502     $     126,957     $      179,551     $      14,377
  Expenses:
    Operating, general and
      administrative.............           (180,337)      (135,133)           (8,575)           (13,630)           (2,844)
    Depreciation.................           (141,594)       (53,936)          (58,855)           (20,352)           (2,330)
    Interest expense.............           (236,996)      (112,695)          (44,988)           (65,611)           (5,705)
    Other, net...................              6,181          1,975             2,108              4,942                --
                                      --------------    -----------     -------------     --------------     -------------
  Net Income.....................     $      195,156    $    82,713     $      16,647     $       84,900     $       3,498
                                      --------------    -----------     -------------     --------------     -------------
  Vornado's interest.............                                34%               60%                30%               50%
  Equity in net income...........     $       67,679    $    28,653     $       9,988     $       25,470     $       1,749
  Interest and other income......              7,579             --             2,105              5,474                --
  Fee income.....................              5,354             --             5,354                 --                --
                                      --------------    -----------     -------------     --------------     -------------
  Income from partially-owned
     entities....................     $       80,612    $    28,653     $      17,447     $       30,944     $       1,749
                                      ==============    ===========     =============     ==============     =============

YEAR ENDED
DECEMBER 31, 2000:
  Revenues.......................     $      698,712    $   344,084     $     154,467     $      143,272     $      14,386
  Expenses:
    Operating, general and
      administrative.............           (175,135)      (129,367)           (9,029)           (10,652)           (3,817)
    Depreciation.................           (126,221)       (42,998)          (57,848)           (14,786)           (2,277)
    Interest expense.............           (218,234)       (98,565)          (46,639)           (58,284)           (4,812)
    Other, net...................              2,113          3,553            (3,667)             2,557                --
                                      --------------    -----------     -------------     --------------     -------------
  Net Income.....................     $      181,235    $    76,707     $      37,284     $       62,107     $       3,480
                                      --------------    -----------     -------------     --------------     -------------
  Vornado's interest.............                                34%               60%                30%               50%
  Equity in net income...........     $       67,392    $    25,724     $      22,370     $       18,632     $       1,817
  Interest and other income......              6,768             --               874              5,894                --
  Fee income.....................              5,534             --             5,534                 --                --
                                      --------------    -----------     -------------     --------------     -------------
  Income from partially-owned
     entities....................     $       79,694    $    25,724     $      28,778     $       24,526     $       1,817
                                      ==============    ===========     =============     ==============     =============
  INCREASE (DECREASE) IN INCOME
     FROM PARTIALLY-OWNED ENTITIES    $          918    $     2,929     $     (11,331)    $        6,418     $         (68)
                                      ==============    ===========     =============     ==============     =============

($ in thousands)                         Starwood         Partially-
                                         Ceruzzi            Owned
                                          Joint            Office
                                         Venture          Buildings           Other
                                      -------------     -------------     --------------
YEAR ENDED
DECEMBER 31, 2001:
  Revenues.......................     $       1,252     $      43,263     $          --
  Expenses:
    Operating, general and
      administrative.............              (820)          (19,335)               --
    Depreciation.................              (501)           (5,620)               --
    Interest expense.............                --            (7,997)               --
    Other, net...................               275             1,759            (4,878)
                                      -------------     -------------     -------------
  Net Income.....................     $         206     $      12,070     $      (4,878)
                                      -------------     -------------     -------------
  Vornado's interest.............                80%               34%               50%
  Equity in net income...........     $         165     $       4,093     $      (2,439)
  Interest and other income......                --                --                --
  Fee income.....................                --                --                --
                                      -------------     -------------     -------------
  Income from partially-owned
     entities....................     $         165     $       4,093     $      (2,439)
                                      =============     =============     =============

YEAR ENDED
DECEMBER 31, 2000:
  Revenues.......................     $         303     $      42,200     $          --
  Expenses:
    Operating, general and
      administrative.............            (1,740)          (20,530)               --
    Depreciation.................              (153)           (8,159)               --
    Interest expense.............                --            (9,934)               --
    Other, net...................                --             2,561            (2,891)
                                      -------------     -------------     -------------
  Net Income.....................     $      (1,590)    $       6,138     $      (2,891)
                                      -------------     -------------     -------------
  Vornado's interest.............                80%               46%               98%
  Equity in net income...........     $      (1,150)    $       2,832     $      (2,833)
  Interest and other income......                --                --                --
  Fee income.....................                --                --                --
                                      -------------     -------------     -------------
  Income from partially-owned
     entities....................     $      (1,150)    $       2,832     $      (2,833)
                                      =============     =============     =============
  INCREASE (DECREASE) IN INCOME
     FROM PARTIALLY-OWNED ENTITIES    $       1,315     $       1,261     $         394
                                      =============     =============     =============

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

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. The Company received a 1% upfront fee and is entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bears interest at 16% per annum. Primestone Investment Partners, L.P. defaulted on the repayment of this loan on October 25, 2001. The Company's loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans are secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE), which units are exchangeable for the same number of shares of PGE. The loans are also guaranteed by affiliates of the borrower. The Company has commenced foreclosure proceedings with respect to the collateral.

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

     For financial reporting at December 31, 2002, purposes, the gross amount of the loan, $106,768,000, is included in "Notes and mortgage loans receivable" and Cadim's 50% participation, $50,000,000, is reflected in "Other liabilities". The Company did not recognize income on these loans for the period from November 19, 2001 through December 31, 2001, and will not recognize income until such time that cash is received or foreclosure proceedings have been consummated.

     Included in interest and other investment income for the year ended December 31, 2001, is $2,422,000 of interest income from the $31,424,000 note receivable the Company has from Vornado Operating. Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company will no longer recognize the interest income due on the $31,424,000 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

INTEREST AND DEBT EXPENSE

     Interest and debt expense was $173,076,000 for the year ended December 31, 2001, compared to $180,505,000 in the prior year, a decrease of $7,429,000. This decrease resulted primarily from a $36,270,000 savings from a 289 basis point reduction in weighted average interest rate on variable rate debt partially offset by interest on higher average outstanding loan balances. Interest and debt expense includes amortization of debt issuance costs of $8,458,000 and $8,423,000 for the years ended December 31, 2001 and 2000.

NET LOSS ON DISPOSITION OF WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE REAL ESTATE

     The following table sets forth the details of net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the year ended December 31, 2001 (no gains/losses in 2000):

          ($ in thousands)
          WHOLLY-OWNED ASSETS:
            Write-off of investments in technology companies...........   $     (16,513)
          PARTIALLY-OWNED ASSETS:
            After-tax net gain on sale of Park Laurel condominium units          15,657
            Write-off of net investment in the Russian Tea Room ("RTR")          (7,374)
            Other......................................................             160
                                                                          -------------
                                                                          $      (8,070)
                                                                          =============

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

       AFTER-TAX NET GAIN ON SALE OF PARK LAUREL CONDOMINIUM UNITS
            In the third and fourth quarters of 2001, the Park Laurel Joint Venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000. The Company's share of the after tax net gain was $15,657,000 and is after a charge of $3,953,000 (net of tax benefit of $1,826,000) for awards accrued under the venture's incentive compensation plan.

       WRITE-OFF OF NET INVESTMENT IN RTR
            In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

GAINS ON SALE OF REAL ESTATE

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

     Minority interest was $2,520,000 for the year ended December 31, 2001, compared to $1,965,000 for the prior year, an increase of $555,000.

ADJUSTED EBITDA

     Below are the details of the changes by segment in Adjusted EBITDA.

  ($ in thousands)

                                                                                               Temperature
                                                                                 Merchandise   Controlled
                                          Total       Office          Retail        Mart        Logistics          Other
                                       ----------   ----------      ----------   -----------   -----------       ---------
  Year ended December 31, 2000......   $  737,750   $  331,025      $  120,661    $   91,858   $    93,160       $ 101,046
  2001 Operations:
      Same store operations(1)......       32,485       37,731           3,305         7,508       (14,723)(3)      (1,336)
      Acquisitions, dispositions and
        non-recurring income and
        expenses....................       14,817       11,044          (4,817)       11,436            --          (2,846)
                                       ----------   ----------      ----------    ----------   -----------       ---------
  Year ended December 31, 2001......   $  785,052   $  379,800(2)   $  119,149    $  110,802   $    78,437       $  96,864(4)
                                       ==========   ==========      ==========    ==========   ===========       =========
      % increase (decrease) in same
        store operations............          4.4%        11.4%(2)         2.7%          8.2%        (15.8%)(3)       (1.3%)(4)
                                       ==========   ==========      ==========    ==========   ===========       =========

----------
(1) Represents operations which were owned for the same period in each year.

(2) Adjusted EBITDA and the same store percentage increase was $295,222 and 13.7% for the New York City office portfolio and $84,943 and 3.6% for the CESCR portfolio.

(3) The tenant has reported that (i) its revenue for the year ended December 31, 2001 from the warehouses it leases from the Landlord, is lower than last year by 4.2% and (ii) its gross profit before rent at these warehouses for the corresponding period is lower than last year by $26,764 (a 14.4% decline). This decrease is attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns.

    Based on the Landlord's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $15,281 and $8,606 of the rent it was due in the years ended December 31, 2001 and 2000. On December 31, 2001 the Landlord released the tenant from its obligation to pay $39,812 of deferred rent of which the Company's share was $23,887. This amount equals the rent which was not recognized as income by the Company and accordingly had no profit and loss effect to the Company.

(4) Included in "Other" is $2,422 of interest income from the $31,424 note receivable the Company has from Vornado Operating. Vornado Operating has only one significant asset, its investment in AmeriCold Logistics and does not generate positive cash flow sufficient to cover all of its expenses. Accordingly, commencing January 1, 2002, the Company no longer recognizes interest income due on the $31,424 loan until Vornado Operating is cash flow positive in an amount sufficient to fund the interest due to the Company.

SUPPLEMENTAL INFORMATION

       THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Below is a summary of Net Income and Adjusted EBITDA by segment for the three months ended December 31, 2002 and 2001.

  ($ in thousands)                                             For The Three Months Ended December 31, 2002
                                        --------------------------------------------------------------------------------------
                                                                                                  Temperature
                                                                                    Merchandise    Controlled
                                           Total         Office         Retail         Mart         Logistics       Other(2)
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Rentals ............................  $    317,475  $     217,807  $     35,033  $      47,579  $         --   $      17,056
  Expense reimbursements .............        41,540         21,500        14,561          4,885            --             594
  Other income .......................         7,816          6,640           558            554            --              64
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Total revenues .....................       366,831        245,947        50,152         53,018            --          17,714
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Operating expenses .................       144,095         89,600        19,636         21,491            --          13,368
  Depreciation and amortization ......        55,388         39,755         4,740          6,435            --           4,458
  General and administrative .........        26,115          7,535         1,258          5,090            --          12,232
  Cost of acquisitions and development
   not consummated ...................         6,874             --            --             --            --           6,874
  Amortization of officer's deferred
   compensation expense ..............         6,875             --            --             --            --           6,875
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Total expenses .....................       239,347        136,890        25,634         33,016            --          43,807
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Operating income ...................       127,484        109,057        24,518         20,002            --         (26,093)
  Income applicable to Alexander's ...         7,044             --            --             --            --           7,044
  Income from partially-owned entities        14,312             92           116           (119)        3,920(4)       10,303
  Interest and other investment income         5,702          1,401            78             83            --           4,140
  Interest and debt expense ..........       (60,595)       (35,384)      (15,499)        (3,789)           --          (5,923)
  Net loss on disposition of .........
   wholly-owned and partially-owned
   assets other than real estate .....       (16,295)            --            --             --            --         (16,295)
  Minority interest ..................        (1,239)          (953)           --           (373)           --              87
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Net income .........................        76,413         74,213         9,213         15,804         3,920         (26,737)
  Cumulative effect of change in
   accounting principle ..............            --             --            --             --            --              --
  Interest and debt expense(3) .......        76,861         35,079        15,499          4,022         6,223          16,038
  Depreciation and amortization(3) ...        69,250         41,020         5,202          6,725         8,832           7,471
                                        ------------  -------------  ------------  -------------  ------------   -------------
  EBITDA .............................       222,524        150,312        29,914         26,551        18,975          (3,228)
  Adjustments:
  Minority interest ..................         1,239            953            --            373            --             (87)
  Straight-lining of rents net of a
   $4,071 allowance for uncollectible
   rents(3) ..........................        (2,357)        (3,448)          481          1,065            --            (455)
  Amortization of below market leases,
   net ...............................        (3,283)        (3,118)         (165)            --            --              --
  Other ..............................        (1,454)            --            --             --           103          (1,557)
                                        ------------  -------------  ------------  -------------  ------------   -------------
  Adjusted EBITDA(1) .................  $    216,669  $     144,699  $     30,230  $      27,989  $     19,078   $      (5,327)
                                        ============  =============  ============  =============  ============   =============

----------
See notes on following page.

  ($ in thousands)                                             For The Three Months Ended December 31, 2001
                                        ------------------------------------------------------------------------------------------
                                                                                                       Temperature
                                                                                       Merchandise     Controlled
                                            Total          Office         Retail          Mart          Logistics       Other(2)
                                        -------------   ------------   -------------  -------------   -------------   ------------
  Rentals ............................  $     213,488   $    117,107   $      30,445   $     52,151   $          --   $     13,785
  Expense reimbursements .............         30,263         11,327          14,147          3,635              --          1,154
  Other income .......................          3,072          1,588            (488)           882              --          1,090
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Total revenues .....................        246,823        130,022          44,104         56,668              --         16,029
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Operating expenses .................         99,533         52,988          15,557         20,680              --         10,308
  Depreciation and amortization ......         32,636         18,659           4,374          7,141              --          2,462
  General and administrative .........         20,866          3,665             263          4,795              --         12,143
  Costs of acquisitions and
    development not consummated .......           223             --              --             --              --            223
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Total expenses .....................        153,258         75,312          20,194         32,616              --         25,136
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Operating income ...................         93,565         54,710          23,910         24,052              --         (9,107)
  Income applicable to Alexander's ...          3,126             --              --             --              --          3,126
  Income from partially-owned entities         18,538          8,057          (1,095)           (70)          4,538(4)       7,108
  Interest and other investment income         10,454          1,100              88            268              --          8,998
  Interest and debt expense ..........        (36,633)       (10,550)        (13,983)        (7,488)             --         (4,612)
  Net gain on disposition of
   wholly-owned and partially-owned
   assets other than real estate .....          3,719             --              --            160              --          3,559
  Minority interest ..................         (1,027)          (987)             --            (40)             --             --
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Net income .........................         91,742         52,330           8,920         16,882           4,538          9,072
  Interest and debt expense(3) .......         64,180         20,663          14,592          7,488           6,261         15,176
  Depreciation and amortization(3) ...         52,386         24,012           5,066          7,141           8,604          7,563
                                        -------------   ------------   -------------   ------------   -------------   ------------
  EBITDA .............................        208,308         97,005          28,578         31,511          19,403         31,811
  Adjustments:
  Minority interest ..................          1,027            987              --             40              --             --
  Net gain on disposition of
   wholly-owned and partially-owned
   assets other than real estate .....           (160)            --              --           (160)             --             --
  Straight-lining of rents(3) ........         (3,458)        (3,817)          1,871         (1,126)             --           (386)
  Other ..............................         (3,697)           218              --             --             494         (4,409)
                                        -------------   ------------   -------------   ------------   -------------   ------------
  Adjusted EBITDA(1) .................  $     202,020   $     94,393   $      30,449   $     30,265   $      19,897   $     27,016
                                        =============   ============   =============   ============   =============   ============

----------
(1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired below market leases net of above market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.

(2) Adjusted EBITDA - Other is comprised of:

            ($ in thousands)                                                          2002             2001
                                                                                    --------         --------
            Newkirk Joint Ventures (30% interest):
              Equity in income of limited partnerships......................       $  14,827       $  14,238
              Interest and other income.....................................           2,124           4,155
            Alexander's (33.1% interest)....................................           7,832           3,417
            Hotel Pennsylvania..............................................           3,015           2,671
            Net gain on sale of condominium units...........................              30           1,788
            Corporate general and administrative expenses...................         (11,183)        (12,143)
            Investment income and other.....................................           6,288          12,890
            Primestone impairment loss......................................         (15,857)             --
            Officer's deferred compensation.................................          (6,875)             --
            Palisades.......................................................           1,346              --
            Write-off of 20 Times Square pre-development costs..............          (6,874)             --
                                                                                   ---------       ---------
                     Total..................................................       $  (5,327)      $  27,016
                                                                                   ---------       ---------

(3) Interest and debt expense, depreciation and amortization and straight-lining of rents included in the reconciliation of net income to EBITDA or Adjusted EBITDA reflects amounts which are netted in income from partially-owned entities.

(4) Net of $6,987 and $7,630 of rent not recognized as income for the fourth quarter of 2002 and 2001, respectively.

     Below are the details of the changes by segment in Adjusted EBITDA.

  ($ in thousands)                                                                                     Temperature
                                                                                     Merchandise       Controlled
                                      Total         Office            Retail             Mart           Logistics       Other
                                   -----------  --------------     ------------      ------------     -------------  -----------
  Three months ended December 31,
     2001 .......................  $   202,020  $       94,393     $     30,449      $     30,265      $    19,897   $    27,016
  2002 Operations:
     Same store operations(1) ...       (4,899)          3,558           (1,519)(3)        (1,794)(5)         (819)       (4,325)(6)
     Acquisitions, dispositions
      and non-recurring income
      and expenses ..............       19,548          46,748            1,300(4)           (482)              --       (28,018)(7)
                                   -----------  --------------     ------------      ------------      -----------   -----------
  Three months ended December 31,
     2002 .......................  $   216,669  $      144,699(2)  $     30,230      $     27,989      $    19,078   $    (5,327)
                                   ===========  ==============     ============      ============      ===========   ===========
     % (decrease) increase in
      same store operations .....         (2.4%)           3.8%(2)         (5.0%)(3)         (5.9%)(5)        (4.1%)       (16.0%)
                                   -----------  --------------     ------------      ------------      -----------   -----------

----------
(1) Represents operations, which were owned for the same period in each year.

(2) Adjusted EBITDA and same store percentage increase was $75,303 and 3.8% for the New York City office portfolio and $69,396 and 3.6% for the CESCR portfolio.

(3) Primarily due to lower occupancy and increases in allowances for bad debt expense as a result of the K-Mart and other bankruptcies and the expiration of the Stop & Shop guarantees of several former Bradlees locations. Average occupancy for the quarter ended December 31, 2002 was 86%, (82% excluding leases which have not commenced) as compared to 92% at December 31, 2001.

(4) Primarily due to Adjusted EBITDA aggregating $2,600 from the acquisitions in the fourth quarter of 2002 of a 50% interest in the Monmouth Mall and the remaining 50% interest in the Las Catalinas Mall the Company did not previously own, offset by lease termination fees and other refunds in the fourth quarter of 2001.

(5) Primarily due to rescheduling of two trade shows from the fourth quarter of 2002 to the first quarter of 2003.

(6) Primarily due to the reinvestment of the proceeds received from the repayment of the Company's $75,000 loan to NorthStar Partnership L.P. in May 2002 at lower yields and from not recognizing income on the Company's foreclosed loan to Primestone and loan to Vornado Operating.

(7) Reflects net non-recurring items included in Adjusted EBITDA.

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

     Below are the details of the changes by segment in Adjusted EBITDA for the three months ended December 31, 2002 compared to the three months ended September 30, 2002:

  ($ in thousands)                                                                              Temperature
                                                                               Merchandise      Controlled
                                         Total      Office          Retail        Mart           Logistics        Other
                                       ---------  -----------     ----------   -----------     -------------    ---------
  Three months ended September 30,
     2002 ..........................   $ 230,599  $   140,248     $   29,277   $    23,424      $    14,864     $  22,786
  2002 Operations:
     Same store operations(1) ......      10,537        5,851         (2,047)        3,331(2)         4,214(3)       (812)
     Acquisitions, dispositions and
      non-recurring income and
      expenses .....................     (24,467)      (1,400)         3,000         1,234               --       (27,301)
                                       ---------  -----------     ----------   -----------      -----------     ---------
  Three months ended December 31,
     2002 ..........................   $ 216,669  $   144,699     $   30,230   $    27,989      $    19,078     $  (5,327)
                                       =========  ===========     ==========   ===========      ===========     =========
     % increase (decrease) in same
      store operations .............         4.6%         4.2%(1)       (7.0%)        14.2%(2)         28.4%(3)      (3.6%)
                                       =========  ===========     ==========   ===========      ===========     =========

----------
(1) Adjusted EBITDA and same store percentage increase was $75,303 and 6.1% for the New York City office portfolio and $69,396 and 2.2% for the CESCR portfolio.
(2) Reflects higher income due to timing of trade shows.
(3) Primarily due to seasonality of tenant's operations.

LEASING ACTIVITY

     The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity:

(square feet and cubic feet in thousands)             Office                           Merchandise Mart
                                              ----------------------                ------------------------  Temperature
AS OF DECEMBER 31, 2002:                       New York                                                       Controlled
                                                 City       CESCR       Retail        Office      Showroom     Logistics
                                              ----------  ----------  ----------    ----------   -----------  -----------
  Square feet ..............................      14,304      13,395      12,528         2,838         5,528       17,509
  Cubic feet ...............................          --          --          --            --            --      441,500
  Number of properties .....................          21          53          62             9             9           88
  Occupancy rate ...........................        95.9%       93.6%       88.3%         89.2%         95.2%        78.5%
  Leasing Activity:
    Quarter ended December 31, 2002:
        Square feet ........................         138         516         890            63           121           --
        Initial rent(1) ....................  $    44.15  $    30.21  $    11.17    $    30.20   $     22.89           --
        Rent per square foot on relet space:
         Square feet .......................         124         419         776            63           121           --
         Initial rent (1) ..................  $    44.58  $    30.79  $    11.43    $    30.20   $     22.89           --
         Prior escalated rent ..............  $    36.10      $29.22  $     8.67    $    31.85   $     21.68           --
         Percentage increase (decrease) ....        23.5%        5.4%       31.8%         (5.2%)         5.6%          --
        Rent per square foot on space
        previously vacant:
         Square feet .......................          14          97         114            --            --           --
         Initial rent (1) ..................  $    41.94  $    31.01  $     9.46            --            --           --

    Year Ended December 31, 2002:
        Square feet ........................         579       2,342       1,960           164           911           --
        Initial rent(1) ....................  $    44.82  $    31.01  $     9.73    $    26.97   $     18.99           --
        Rent per square foot on relet space:
         Square feet .......................         457       2,025       1,339           164           911           --
         Initial Rent(1) ...................  $    44.34  $    31.29  $    12.17    $    26.97   $     18.99           --
         Prior escalated rent ..............  $    34.11  $    29.66  $     9.19    $    26.66   $     18.63           --
         Percentage increase ...............        30.0%        5.5%       32.4%          1.2%          2.0%          --
         Tenant improvements per square foot  $    39.00  $    14.23          --    $    18.74   $      2.65           --
         Leasing commissions per square foot  $    16.47  $     3.39          --    $     5.08            --           --
        Rent per square foot on space
        previously vacant:
         Square feet .......................         122         317         621(2)         --            --           --
         Initial rent (1) ..................  $    46.80  $    29.21  $     4.48            --            --           --

AS OF DECEMBER 31, 2001:
  Square feet ..............................      14,300       4,386      11,301         2,841         5,532       17,695
  Cubic feet ...............................          --          --          --            --            --      445,200
  Number of properties .....................          22          52          55             9             9           89
  Occupancy rate ...........................        97.4%       94.8%       92.0%         89.2%         95.5%        80.7%

AS OF DECEMBER 31, 2000:
  Square feet ..............................      14,396       4,248      11,293         2,869         5,044       17,495
  Cubic feet ...............................          --          --          --            --            --      438,900
  Number of properties .....................          22          51          55             9             9           88
  Occupancy rate ...........................        96.3%       97.9%       92.0%         90.2%         97.6%        82.0%

----------
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2) Ground leases.

            In addition to the above, 48,000 square feet of retail space included in the NYC office properties was leased at an initial rent of $112.01 per square foot for the year ended December 31, 2002. Further, the Company leased 140,000 square feet of garage space at a weighted average initial rent per square foot of $19.02.

PRO FORMA OPERATING RESULTS - CESCR ACQUISITION

     Below is a summary of net income and Adjusted EBITDA for the years ended December 31, 2002 and 2001, giving effect to the following transactions as if they had occurred on January 1, 2001: (i) the acquisition of the remaining 66% of CESCR on January 1, 2002 and (ii) the Company's November 21, 2001 sale of 9,775,000 common units and the use of proceeds to repay indebtedness.

                                                                                   Year Ended December 31,
                                                                                -----------------------------
      (amounts in thousands,                                                                          2001
      except per unit amounts)                                                       2002         (Pro Forma)
                                                                                -------------   -------------
      Revenues...........................................................       $   1,435,070   $   1,384,933
                                                                                -------------   -------------
      Net income.........................................................       $     370,302   $     442,592
      Preferred unit distributions.......................................            (119,214)       (130,815)
                                                                                -------------   -------------
      Net income applicable to Class A units.............................       $     251,088   $     311,777
                                                                                =============   =============
      Net income per Class A unit - diluted..............................       $        1.92   $        2.89
                                                                                =============   =============
      Adjusted EBITDA....................................................       $     921,005   $     949,613
                                                                                =============   =============

SENIOR UNSECURED DEBT COVENANT COMPLIANCE RATIOS

     The following ratios as of and for the three months ended December 31, 2002, are computed pursuant to the covenants and definitions of the Company's senior unsecured notes due 2007.

                                                                                Actual             Required
                                                                                ------         -----------------
           Total Outstanding Debt/Total Assets.......................              48%         Less than 60%

           Secured Debt/Total Assets.................................              43%         Less than 55%

           Interest coverage (Annualized Combined EBITDA to Annualized
             Interest Expense).......................................            2.97          Greater than 1.50

           Unencumbered Assets/ Unsecured Debt.......................             674%         Greater than 150%

     The covenants and definitions of the Company's senior unsecured notes due 2007 are described in Exhibit 4.2 to the quarterly report on Form 10-Q for the three months ended September 30, 2002.

RELATED PARTIES

  LOAN AND COMPENSATION AGREEMENTS

     At December 31, 2002, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,122,500 ($4,704,500 of which is shown as a reduction in shareholders' equity). The loan bears interest at 4.49 % per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

     On May 29, 2002, Mr. Roth replaced common shares of the Company securing the Company's outstanding loan to Mr. Roth with options to purchase common shares of the Company with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

     At December 31, 2002, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans, which were scheduled to mature in 2003, have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below) and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

     Pursuant to his 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company's option, in either 919,540 Company common shares or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million. The Company delivered 919,540 shares to a rabbi trust upon execution of the 1996 employment agreement. The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" as the agreement permitted settlement in either cash or common shares. Following the guidance in EITF 97-14, the Company recorded changes in fair value of its compensation obligation with a corresponding increase in the liability "Officer's Deferred Compensation". Effective as of June 7, 2001, the payment date was deferred until November 30, 2004. Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares), establishing a measurement date for the Company's stock compensation obligation, accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting. Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Partners' Capital as "Deferred compensation shares earned but not yet delivered." In addition, future changes in the value of the shares are no longer recognized as additional compensation expense. The fair value of this obligation was $34,207,000 at December 31, 2002. The Company has reflected this liability as Deferred Compensation Shares Not Yet Delivered in the Partners' Capital section of the balance sheet. For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

     Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006. Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed). The shares are held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002. The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares. The value of these shares was amortized ratably over the one year vesting period as compensation expense.

     Pursuant to the Company's annual compensation review in February 2002 with Joseph Macnow, the Company's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 Vornado common shares. The loan is collateralized by assets with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

     One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling $1,500,000 at December 31, 2002. The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2002).

TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY

     Alexander's

     The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's, the Company provides various services to Alexander's in accordance with management, development and leasing agreements and the Company has made loans to Alexander's aggregating $119,000,000 at December 31, 2002. These agreements and the loans are described in Note 4 to the Company's consolidated financial statements - Investments in Partially-Owned Entities in this annual report on form 10-K.

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

     Interstate Properties

     The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company. For the years ended December 31, 2002, 2001 and 2000, $1,450,000, $1,655,000,
and $1,418,000 of management fees were earned by the Company pursuant to the management agreement.

     Building Maintenance Service Company ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers. The Company paid BMS $53,024,000, $51,280,000, and $47,493,000 for the years ended December 31, 2002, 2001 and 2000 for services rendered at the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

     Vornado Operating Company and AmeriCold Logistics

     In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct. The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility which expires on December 31, 2004. Borrowings under the revolving credit facility bear interest at LIBOR plus 3%. The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility. No amortization is required to be paid under the revolving credit facility during its term. The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends. As of December 31, 2002, $21,989,000 was outstanding under the revolving credit facility.

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics), for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating. Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company's revolving credit facility. On December 31, 2002, the joint venture purchased $5,720,000 of trade receivables from AmeriCold at a 2% discount, of which the Company's share was $2,464,000.

     Other

     The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $29,212,000 at December 31, 2002. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

     On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to the other venture partner, an entity controlled by the late Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000. The sale was initiated by the Company's partner and was based on a competitive bidding process handled by an independent broker. The Company believes that the terms of the sale was at arm's length and were fair to the Company.

     During 2002 and 2001, the Company paid approximately $147,000 and $136,000 for legal services to a firm in which one of the Company's trustees is a member.

     On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officers and Trustees of the Company and converted the affiliates to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

  YEAR ENDED DECEMBER 31, 2002

     Cash and cash equivalents were $208,200,000 at December 31, 2002, as compared to $265,584,000 at December 31, 2001, a $57,384,000 decrease.

     Cash flow provided by operating activities of $499,825,000 was primarily comprised of (i) income of $370,302,000, (ii) adjustments for non-cash items of $167,762,000, partially offset by (iii) the net change in operating assets and liabilities of $38,239,000. The adjustments for non-cash items were comprised of
(i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer's deferred compensation expense of $27,500,000, (iii) depreciation and amortization of $205,826,000, (iv) minority interest of $3,185,000, (v) the write-off of $6,874,000 of 20 Times Square pre-development costs, (vi) impairment losses on Primestone of $35,757,000, partially offset by
(vii) the effect of straight-lining of rental income of $36,478,000, (viii) equity in net income of partially-owned entities and income applicable to Alexander's of $74,111,000 and (ix) amortization of below market leases, net of $12,634,000.

     Net cash used in investing activities of $24,117,000 was comprised of (i) recurring capital expenditures of $52,728,000, (ii) non-recurring capital expenditures of $42,227,000, (iii) development and redevelopment expenditures of $63,619,000, (iv) investment in notes and mortgages receivable of $56,935,000,
(v) investments in partially-owned entities of $100,882,000, (vi) acquisitions of real estate of $23,665,000, (vii) cash restricted, primarily mortgage escrows of $21,471,000 partially offset by proceeds from (viii) distributions from partially-owned entities of $126,077,000, (ix) repayments on notes receivable of $124,500,000 and (x) proceeds from the sale of marketable securities of $87,896,000.

     Net cash used in financing activities of $533,092,000 was primarily comprised of (i) Class A unit distributions of $364,730,000, (ii) preferred unit distributions of $119,214,000, (iii) repayments of borrowings of $731,238,000,
(iv) redemption of perpetual preferred units of $25,000,000, partially offset by proceeds from (v) the issuance of Class A units of $56,453,000, (vi) proceeds from borrowings of $628,335,000, of which $499,280,000 was from the issuance of the Company's senior unsecured notes on June 24, 2002, and (vii) the exercise of employee unit options of $26,272,000.

     Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the year ended December 31, 2002.

(Amounts in thousands)
                                               New York                               Merchandise
                                    Total     City Office     CESCR     Retail           Mart         Other
                                  ---------   -----------   ---------  ---------     -------------   --------
Capital Expenditures:
 Expenditures to maintain the
  assets:
  Recurring ...................   $  27,881   $     9,316   $  13,686  $   1,306     $       2,669   $    904
  Non-recurring ...............      35,270         6,840      16,455         --            11,975         --
                                  ---------   -----------   ---------  ---------     -------------   --------
                                  $  63,151   $    16,156   $  30,141  $   1,306     $      14,644   $    904
                                  =========   ===========   =========  =========     =============   ========
 Tenant improvements:
  Recurring ...................   $  24,847   $    12,017   $   5,842  $   2,309     $       4,679         --
  Non-recurring ...............       6,957         2,293       4,664         --                --         --
                                  ---------   -----------   ---------  ---------     -------------   --------
                                  $  31,804   $    14,310   $  10,506  $   2,309     $       4,679         --
                                  =========   ===========   =========  =========     =============   ========

Leasing Commissions:
  Recurring ...................   $  14,345   $     8,854   $   4,416  $     353     $         614   $    108
  Non-recurring ...............       4,205         2,067       2,138         --                --         --
                                  ---------   -----------   ---------  ---------     -------------   --------
                                  $  18,550   $    10,921   $   6,554  $     353     $         614   $    108
                                  =========   ===========   =========  =========     =============   ========

Total Capital Expenditures and
  Leasing Commissions:
  Recurring ...................   $  67,073   $    30,187   $  23,944  $   3,968     $       7,962   $  1,012
  Non-recurring ...............      46,432        11,200      23,257         --            11,975         --
                                  ---------   -----------   ---------  ---------     -------------   --------
                                  $ 113,505   $    41,387   $  47,201  $   3,968     $      19,937   $  1,012
                                  =========   ===========   =========  =========     =============   ========

Development and Redevelopment
  Expenditures:
   Palisades-Fort Lee, NJ .....   $  16,750   $        --   $      --  $      --     $          --   $ 16,750
   640 Fifth Avenue ...........      16,749        16,749          --         --                --         --
   435 7th Avenue .............      12,353        12,353          --         --                --         --
   Other                             17,767        12,664       1,496       (596)(1)         1,529      2,674
                                  ---------   -----------   ---------  ---------     -------------   --------
                                  $  63,619   $    41,766   $   1,496  $    (596)    $       1,529   $ 19,424
                                  =========   ===========   =========  =========     =============   ========

----------
(1) Includes reimbursements from tenants for expenditures incurred in the prior year.

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

ACQUISITIONS

     Acquisitions of individual properties are recorded as acquisitions of real estate assets. Acquisitions of businesses are accounted for under the purchase method of accounting. The purchase price for property acquisitions and businesses acquired is allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition date based on valuations and other studies. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

CHARLES E. SMITH COMMERCIAL REALTY L.P.

     On January 1, 2002, the Company completed the combination of Charles E. Smith Commercial Realty L.P. ("CESCR") with Vornado. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately $1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and ending two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002. Prior to this date the Company accounted for its 34% interest on the equity method. See page 84 for unaudited pro forma financial information for the year ended December 31, 2001.

CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

BUILDING MAINTENANCE SERVICE COMPANY ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers.

LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, including $32,000,000 of indebtedness. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant.

MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 common equity investment in the venture and provided it with $23,500,000 of preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options. The Company's investment in the Monmouth will be accounted for under the equity method as the Company does not have unilateral control over the joint venture.

CARTHAGE, MISSOURI AND KANSAS CITY, KANSAS QUARRIES

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics', the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics) for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.

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

YEAR ENDED DECEMBER 31, 2001

     Cash flow provided by operating activities of $387,685,000 was primarily comprised of (i) income of $373,581,000, (ii) adjustments for non-cash items of $2,155,000, and (iii) the net change in operating assets and liabilities of $19,374,000. The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $4,110,000, (ii) the write-off of the Company's remaining equity investments in technology companies of $16,513,000, (iii) the write-off of its entire net investment of $7,374,000 in the Russian Tea Room, (iv) depreciation and amortization of $123,862,000, (v) minority interest of $2,520,000, partially offset by (vi) the effect of straight-lining of rental income of $27,230,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander's of $106,330,000.

     Net cash used in investing activities of $79,722,000 was primarily comprised of (i) recurring capital expenditures of $41,093,000, (ii) non-recurring capital expenditures of $25,997,000, (iii) development and redevelopment expenditures of $145,817,000, (iv) investment in notes and mortgages receivable of $83,879,000, (v) investments in partially-owned entities of $109,332,000, (vi) acquisitions of real estate of $11,574,000, offset by,
(vii) proceeds from the sale of real estate of $162,045,000, and (viii) distributions from partially-owned entities of $114,218,000.

     Net cash used in financing activities of $179,368,000 was primarily comprised of (i) proceeds from borrowings of $554,115,000, (ii) proceeds from the issuance of Class A units of $377,193,000, (iii) proceeds from the issuance of preferred units of $52,673,000, offset by, (iv) repayments of borrowings of $835,257,000, (v) Class A unit distributions of $201,813,000, and (vi) preferred unit distributions of $134,141,000.

     Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

($ in thousands)                                                   Funded by the Company
                                                -----------------------------------------------------------
                                                             New York               Merchandise                  CESCR
                                                   Total    City Office   Retail       Mart        Other     (34% Interest)
                                                ----------  ----------- ----------  ----------- -----------  --------------
Capital Expenditures:
    Expenditures to maintain the assets:
      Recurring ..............................  $   14,423  $    7,684  $    1,253  $    5,287  $       199    $     3,121
      Non-recurring ..........................      20,751      13,635          --       7,116           --          6,678
                                                ----------  ----------  ----------  ----------  -----------    -----------
                                                $   35,174  $   21,319  $    1,253  $   12,403  $       199    $     9,799
                                                ==========  ==========  ==========  ==========  ===========    ===========
    Tenant Improvements:
      Recurring ..............................  $   26,670  $   21,452  $      271  $    4,858  $        89    $     5,979
      Non-recurring ..........................       5,246       5,246          --          --           --            190
                                                ----------  ----------  ----------  ----------  -----------    -----------
                                                $   31,916  $   26,698  $      271  $    4,858  $        89    $     6,169
                                                ==========  ==========  ==========  ==========  ===========    ===========
  Leasing Commissions:
      Recurring ..............................  $   19,536  $   18,546  $      336  $      381  $       273    $     1,142
      Non-recurring ..........................       7,902       7,902          --          --           --             28
                                                ----------  ----------  ----------  ----------  -----------    -----------
                                                $   27,438  $   26,448  $      336  $      381  $       273    $     1,170
                                                ==========  ==========  ==========  ==========  ===========    ===========
Total Capital Expenditures and Leasing
   Commissions:
      Recurring ..............................  $   60,629  $   47,682  $    1,860  $   10,526  $       561    $    10,242
      Non-recurring ..........................  $   33,899  $   26,783  $       --  $    7,116  $        --    $     6,896

  Development and Redevelopment Expenditures:
        Palisades--Fort Lee, NJ ..............  $   66,173  $       --  $       --  $       --  $    66,173    $        --
        Market Square on Main Street .........      29,425          --          --      29,425           --             --
        Other ................................      50,219      25,703       6,378       4,350       13,788         14,067
                                                ----------  ----------  ----------  ----------  -----------    -----------
                                                $  145,817  $   25,703  $    6,378  $   33,775  $    79,961    $    14,067
                                                ==========  ==========  ==========  ==========  ===========    ===========

YEAR ENDED DECEMBER 31, 2000

     Cash flow provided by operating activities of $249,921,000 was primarily comprised of (i) income of $334,400,000 and (ii) adjustments for non-cash items of $34,412,000 offset by (iii) the net change in operating assets and liabilities of $39,102,000 and (iv) the net gain on sale of real estate of $10,965,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $99,846,000 and (ii) minority interest of $1,965,000, partially offset by (iii) the effect of straight-lining of rental income of $32,206,000 and (iv) equity in net income of partially-owned entities and income applicable to Alexander's of $104,017,000.

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

($ in thousands)

                                                                                Debt           Value of
                                                                  Cash         Assumed       Units Issued      Investment
                                                                ---------     ----------     -------------    -------------
Acquisitions of Real Estate:
    Student Housing Complex (90% Interest)................      $   6,660     $   17,640     $          --    $      24,300
    33 North Dearborn Street..............................         16,000         19,000                --           35,000
    7 West 34th Street....................................        128,000             --                --          128,000
    L.A. Mart.............................................         44,000         10,000                --           54,000
    Other.................................................          5,200             --                --            5,200
                                                                ---------     ----------     -------------    -------------
                                                                $ 199,860     $   46,640     $          --    $     246,500
                                                                =========     ==========     =============    =============

Investments in Partially-Owned Entities:
    Vornado Ceruzzi Joint Venture (80% interest)..........      $  21,940     $       --     $          --    $      21,940
    Additional investment in Newkirk Joint Ventures.......          1,334             --             9,192           10,526
    Loan to Alexander's...................................         15,000             --                --           15,000
    Alexander's - increase in investment to 33%                     3,400             --                --            3,400
    Funding of Development Expenditures:
      Fort Lee (75% interest).............................         10,400             --                --           10,400
      Park Laurel (80% interest)..........................         47,900             --                --           47,900
                                                                ---------     ----------     -------------    -------------
                                                                $  99,974     $       --     $       9,192    $     109,166
                                                                =========     ==========     =============    =============

Investments in Notes and Mortgages receivable:
    Loan to NorthStar Partnership L.P.....................      $  65,000     $       --     $          --    $      65,000
    Loan to Primestone Investment Partners, L.P...........         62,000             --                --           62,000
    Advances to Vornado Operating Company.................         15,251             --                --           15,251
    Other.................................................          1,974             --                --            1,974
                                                                ---------     ----------     -------------    -------------
                                                                $ 144,225     $       --     $          --    $     144,225
                                                                =========     ==========     =============    =============

                                                                    New York                     Merchandise
                                                        Total      City Office     Retail            Mart        Other
                                                     ----------    -----------    ---------      -----------   --------
Capital expenditures:
    Expenditures to maintain the assets.......       $   33,113     $  15,661     $     414       $  11,437    $  5,601
    Tenant allowances.........................           60,850        51,017         3,307           6,301         225
                                                     ----------     ---------     ---------       ---------    --------
    Total recurring capital expenditures......           93,963        66,678         3,721          17,738       5,826
    Redevelopment and development
      expenditures............................           63,348        40,124         3,600          19,624          --
    Corporate.................................           14,471            --            --              --      14,471
                                                     ----------     ---------     ---------       ---------    --------
                                                     $  171,782     $ 106,802     $   7,321       $  37,362    $ 20,297
                                                     ==========     =========     =========       =========    ========

     In addition to the expenditures noted above, the Company recorded leasing commissions of $26,133,000 in the year ended December 31, 2000, of which $24,333,000 was attributable to New York City Office properties, $647,000 was attributable to Retail properties and $1,153,000 was attributable to Merchandise Mart properties.

     Net cash provided by financing activities of $473,813,000 was primarily comprised of (i) proceeds from borrowings of $1,195,108,000, (ii) proceeds from issuance of preferred units of $204,750,000, partially offset by, (iii) repayments of borrowings of $633,655,000, (iv) Class A unit distributions of $168,688,000 and (v) preferred unit distributions of $116,212,000.

Below are the cash flows provided by (used in) operating, investing and financing activities:

               ($ in thousands)                               For the Year Ended December 31,
                                                              -------------------------------
                                                                 2002                2001
                                                              -----------         -----------
               Operating activities.................          $   499,825         $   387,685
                                                              ===========         ===========
               Investing activities.................          $   (24,117)        $   (79,722)
                                                              ===========         ===========
               Financing activities.................          $  (533,092)        $  (179,368)
                                                              ===========         ===========

CERTAIN FUTURE CASH REQUIREMENTS

     For 2003, the Company has budgeted approximately $197.3 million for capital expenditures (excluding acquisitions) and leasing commissions as follows:

                                                                                                            Temperature
($ and square feet in thousands)                      New York       CESCR                    Merchandise   Controlled
                                          Total        Office        Office        Retail        Mart        Logistics   Other
                                        ----------    ---------     ---------     ---------   -----------   -----------  --------
  Expenditures to maintain
    the assets..................        $   71,900    $  23,100     $  21,800     $      --   $    20,200   $  5,700(1)  $  1,100(2)
                                        ==========    =========     =========     =========   ===========   ========     ========
  Tenant improvements...........        $   98,195    $  32,500     $  40,300     $   5,095   $    20,300   $     --     $     --
                                        ==========    =========     =========     =========   ===========   ========     ========
     Per square foot............                      $   38.33     $   16.36     $    7.34   $     15.32
                                                      =========     =========     =========   ===========
  Leasing Commissions...........        $   27,221    $  15,000     $   9,100     $     821   $     2,300
                                        ==========    =========     =========     =========   ===========
     Per square foot............                      $   17.69     $    3.69     $      --   $      1.74
                                                      =========     =========     =========   ===========
Total Capital Expenditures and
  Leasing Commissions...........        $  197,316    $  70,600     $  71,200     $   5,916   $    42,800   $  5,700     $  1,100
                                        ==========    =========     =========     =========   ===========   ========     ========
  Square feet leased............                            848         2,463           694         1,325
                                                      =========     =========     =========   ===========

----------
(1) Represents the Company's 60% share of the Vornado Crescent Portland Partnership's obligation to fund $9,500 of capital expenditures per annum.
(2)  Primarily for the Hotel Pennsylvania.

     In addition to the capital expenditures reflected above, the Company is currently engaged in certain development and redevelopment projects for which it has budgeted approximately $230.9 million to be expended as outlined in the "Development and Redevelopment Projects" section of Item 1--Business. The $230.9 million does not include amounts for other projects which are also included in the "Development and Redevelopment Projects" section of Item 1 -Business, as no budgets for them have been finalized. There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

     No cash requirements have been budgeted for the capital expenditures and amortization of debt of Alexander's, The Newkirk MLP, or any other entity that is partially owned by the Company. These investees are expected to fund their own cash requirements.

FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

     Below is a schedule of the Company's contractual obligations and commitments at December 31, 2002:

      ($ in thousands)

                                                                                   2 - 3         4 - 5
                                                   Total           1 Year          Years         Years       Thereafter
                                                 ----------       ---------      ---------    -----------    -----------
      Contractual Cash Obligations:
         Mortgages and Notes Payable...........  $3,537,720(1)    $ 449,526(1)   $ 705,589    $   550,321    $ 1,832,284
         Senior Unsecured Notes due 2007.......     533,600              --             --        533,600             --
         Unsecured Revolving Credit Facility...          --              --             --             --             --
         Operating Leases......................   1,029,171          15,347         29,285         29,559        954,980
                                                 ----------       ---------      ---------    -----------    -----------
           Total Contractual Cash Obligations..  $5,100,491       $ 464,873      $ 734,874    $ 1,113,480    $ 2,787,264
                                                 ==========       =========      =========    ===========    ===========

      Commitments:
         Standby Letters of Credit.............  $   16,779       $  16,779      $      --    $        --    $        --
         Other Guarantees......................          --              --             --             --             --
                                                 ----------       ---------      ---------    -----------    -----------
           Total Commitments...................  $   16,779       $  16,779      $      --    $        --    $        --
                                                 ==========       =========      =========    ===========    ===========

----------
      (1)Includes $153,659, which is offset by an equivalent amount of cash held in a restricted mortgage escrow amount.

     The Company is reviewing various alternatives for the repayment or refinancing of debt coming due during 2003. The Company has $1 billion available under its revolving credit facility which matures in July 2003 and a number of properties which are unencumbered.

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

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company cannot currently anticipate whether the scope and cost of such coverage will be commercially reasonable. As a result of the legislation, in February 2003 the Company obtained $300 million of per occurrence coverage for terrorist acts for its New York City Office, Washington, D.C. Office and Merchandise Mart businesses, of which $240 million is for Certified Acts, as defined in the legislation. The Company maintains $200 million and $60 million of separate aggregate coverage that it had in 2002 for each of its Retail and Temperature Controlled Logistics businesses (which has been renewed as of January 1, 2003). The Company's current Retail property insurance carrier has advised the Company that there will be an additional premium of approximately $11,000 per month through the end of the policy term (June 30, 2003) for "Acts of Terrorism" coverage, as defined in the new legislation and that the situation may change upon renewal.

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

CORPORATE

     On June 24, 2002, the Company completed an offering of $500,000,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The net proceeds of approximately $496,300,000 were used to repay the mortgages on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.5% if set on December 31, 2002).

     On February 25, 2002, Vornado sold 884,543 common shares to a closed-end fund and 514,200 shares to a unit investment trust based on the closing price of $42.96 on the NYSE. An equivalent amount of Class A units were issued by the Operating Partnership to Vornado for net proceeds of approximately $57,042,000.

     The Company and Vornado have an effective shelf registration under which Vornado can offer an aggregate of approximately $895,479,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $500,720,000 of debt securities.

     The Company anticipates that cash from continuing operations will be adequate to fund business operations and the payment of dividends and distributions on an on-going basis for more than the next twelve months; however, capital outlays for significant acquisitions will require funding from borrowings or equity offerings.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS NO. 141 - BUSINESS COMBINATIONS

     SFAS No. 141 - BUSINESS COMBINATIONS requires companies to account for the value of leases acquired and the costs of acquiring such leases separately from the value of the real estate for all acquisitions subsequent to July 1, 2001. Accordingly, the Company has evaluated the leases in place for (i) the remaining 66% of CESCR it did not previously own which it acquired on January 1, 2002,
(ii) the remaining 50% of the Las Catalinas Mall it did not previously own which it acquired on September 23, 2002 and (iii) a 50% interest in the Monmouth Mall which it acquired on October 10, 2002; to determine whether they were acquired at market, above market or below market. The Company's evaluations were based on
(i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions.

     As a result of its evaluations, as of December 31, 2002, the Company has recorded a deferred credit of $48,430,000 representing the value of acquired below market leases, deferred charges of $15,976,000, for the value of acquired above market leases and $3,621,000 for origination costs. In addition, in the year ended December 31, 2002 the Company has recognized property rentals of $12,634,000 for the amortization of below market leases net of above market leases, and depreciation expense of $1,214,000 for the amortization of the lease origination costs and additional building depreciation resulting from the reallocation of the purchase price of the applicable properties.

     SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. SFAS No. 142 provides specific guidance for impairment testing of these assets and removes them from the scope of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Company's goodwill balance on December 31, 2001 of $30,129,000 consisted of $14,639,000 related to the Hotel Pennsylvania acquisition and $15,490,000 related to the acquisition of the Temperature Controlled Logistics businesses.

     Prior to January 1, 2002, the Company performed impairment testing in accordance with SFAS 121. The Company reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Given the decrease in the estimated market values and the deteriorating performance of Hotel Pennsylvania and Temperature Controlled Logistics, the Company performed a review for recoverability estimating the future cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2001, the sum of the expected cash flows (undiscounted and without interest charges) exceeded the carrying amounts of goodwill, and therefore no impairments were recognized.

     Upon adoption of SFAS 142 on January 1, 2002, the Company tested the goodwill for impairment at the reporting level unit utilizing the prescribed two-step method. The first step compared the fair value of the reporting unit (determined based on a discounted cash flow approach) with its carrying amount. As the carrying amount of the reporting unit exceeded its fair value, the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amount of the goodwill. As the carrying amounts of the goodwill exceeded the fair values, on January 1, 2002 the Company wrote-off all of the goodwill of the Hotel and the Temperature Controlled Logistics business as an impairment loss totaling $30,129,000. The write-off has been reflected as a cumulative effect of change in accounting principle on the income statement.

     Previously reported "Income before gains on sale of real estate and cumulative effect of change in accounting principle" and "Net income applicable to Class A units" for the year ended December 31, 2001 would have been approximately $1,230,000 higher, or $2.35 and $2.48 per Class A unit diluted, if such goodwill was not amortized in the prior year.

     SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS AND SFAS NO. 144
- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

     SFAS NO. 145 - RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

     SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

     SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

     On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In December 2002, the FASB issued SFAS No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant. Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     FASB Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

     In November 2002, the FASB issued Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the Company's financial statements.

     FASB Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur. The Company does not believe that the adoption of this Interpretation will have a material effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, beyond the control of the Company. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

     As of December 31, 2002 the Company has entered into an interest rate swap described in footnote 1 to the table below. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

     The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

($ in thousands, except per unit amounts)

                                                                2002                                   2001
                                            --------------------------------------------    ---------------------------
                                                               Weighted     Effect of 1%                    Weighted
                                            December 31,       Average       Change In      December 31,    Average
                                              Balance       Interest Rate    Base Rates       Balance     Interest Rate
                                            ------------    -------------   ------------    ------------  -------------
Wholly-owned debt:
     Variable rate...................       $  1,358,126(1)          2.69%  $     12,045(2) $  1,182,605           3.39%
     Fixed rate......................          2,713,194             7.17%            --       1,294,568           7.53%
                                            ------------                    ------------    ------------
                                            $  4,071,320             5.61%        12,045    $  2,477,173
                                            ============                    ------------    ============

Debt of partially-owned entities:
     Variable rate...................       $    131,100             4.54%         1,310(3) $     85,516           5.63%
     Fixed rate......................            917,008             8.41%            --       1,234,019           8.29%
                                            ------------                    ------------    ------------
                                            $  1,048,108             7.92%         1,310    $  1,319,535
                                            ============                    ------------    ============

Total decrease in the
 Company's annual net income.........                                       $     13,355
                                                                            ============
   per Class A unit-diluted..........                                       $        .10
                                                                            ============

----------
(1) Includes $533,600 for the Company's senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.18% if set on December 31, 2002). In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period. At December 31, 2002, the fair value adjustment was $34,245, and is included in the balance of the senior unsecured notes above.

(2) The effect of a 1% change in wholly-owned debt base rates shown above excludes $153,659 of variable rate mortgage financing, cross-collateralized by the Company's 770 Broadway and 595 Madison Avenue office properties, as the proceeds are held in a restricted mortgage escrow account which bears interest at the same rate as the loans.

(3) The effect of a 1% change in partially-owned debt base rates shown above is calculated after including $45,229 representing the Company's 14.9% share of Prime Group Realty L.P.'s ("PGE") outstanding variable rate debt as at September 30, 2002. PGE has not filed its annual report on Form 10-K for the year ended December 31, 2002, prior to the filing of this annual report on Form 10-K.

      The fair value of the Company's debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $178,566,000 at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Independent Auditors' Report..................................................................................     96
Consolidated Balance Sheets at December 31, 2002 and 2001.....................................................     97
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 ......................     98
Consolidated Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000............     99
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000...................    101
Notes to Consolidated Financial Statements....................................................................    102

                          INDEPENDENT AUDITORS' REPORT

Partners
Vornado Realty L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS."

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 6, 2003

                               VORNADO REALTY L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                --------------------------
                                                                                                   2002           2001
                                                                                                -----------    -----------
(Amounts in thousands, except unit and per unit amounts)

                                          ASSETS
Real estate, at cost:
   Land...................................................................................      $ 1,491,808    $   895,831
   Buildings and improvements.............................................................        5,948,255      3,480,249
   Development costs and construction in progress.........................................           51,965        258,357
   Leasehold improvements and equipment...................................................           67,666         55,774
                                                                                                -----------    -----------
        Total.............................................................................        7,559,694      4,690,211
   Less accumulated depreciation and amortization.........................................         (737,426)      (506,225)
                                                                                                -----------    -----------
        Real estate, net..................................................................        6,822,268      4,183,986
Cash and cash equivalents, including U.S. government obligations under
   repurchase agreements of $33,393 and $15,235 ..........................................          208,200        265,584
Escrow deposits and restricted cash.......................................................          263,125        204,463
Marketable securities.....................................................................           42,525        126,774
Investments and advances to partially-owned entities, including
   Alexander's of $193,879 and $188,522 ..................................................          997,711      1,270,195
Due from officers.........................................................................           20,643         18,197
Accounts receivable, net of allowance for doubtful accounts
   of $13,887 and $8,831..................................................................           65,754         47,406
Notes and mortgage loans receivable.......................................................           86,581        258,555
Receivable arising from the straight-lining of rents, net of allowance of $4,071 in 2002..          240,449        202,754
Other assets..............................................................................          270,923        199,429
                                                                                                -----------    -----------
                                                                                                $ 9,018,179    $ 6,777,343
                                                                                                ===========    ===========
                             LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable...............................................................      $ 3,537,720    $ 2,477,173
Senior Unsecured Notes due 2007, at fair value ($34,245 in excess of
   accreted note balance in 2002).........................................................          533,600             --
Revolving credit facility.................................................................               --             --
Accounts payable and accrued expenses.....................................................          202,756        179,597
Officers compensation payable.............................................................           16,997          6,708
Deferred credit...........................................................................           59,362         11,940
Other liabilities.........................................................................            3,030         51,895
                                                                                                -----------    -----------
   Total liabilities......................................................................        4,353,465      2,727,313
                                                                                                -----------    -----------
Minority interest.........................................................................           20,508         25,795
                                                                                                -----------    -----------
Commitments and contingencies
Partners' Capital:

Equity....................................................................................        4,774,901      4,089,313
   Distributions in excess of net income..................................................         (176,458)       (95,647)
                                                                                                -----------    -----------
                                                                                                  4,598,443      3,993,666
   Deferred compensation units earned but not yet delivered..............................            66,660         38,253
   Deferred compensation units issued but not yet earned..................................           (2,629)            --
   Accumulated other comprehensive loss...................................................          (13,564)        (2,980)
   Due from officers for purchase of Class A units of beneficial interest.................           (4,704)        (4,704)
                                                                                                -----------    -----------
        Total partners' capital...........................................................        4,644,206      4,024,235
                                                                                                -----------    -----------
                                                                                                $ 9,018,179    $ 6,777,343
                                                                                                ===========    ===========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                  2002           2001          2000
                                                                               -----------    ----------    ----------
(Amounts in thousands, except per unit amounts)

Revenues:
    Rentals .................................................................  $ 1,248,903    $  841,999    $  695,078
    Expense reimbursements ..................................................      159,978       133,114       120,056
    Other income (including fee income from
        related parties of $1,450, $1,655, and $1,418) ......................       26,189        10,660        10,838
                                                                               -----------    ----------    ----------
Total revenues ..............................................................    1,435,070       985,773       825,972
                                                                               -----------    ----------    ----------
Expenses:
    Operating ...............................................................      541,596       398,969       318,360
    Depreciation and amortization ...........................................      205,826       123,862        99,846
    General and administrative ..............................................       98,458        72,572        47,911
    Amortization of officer's deferred compensation expense .................       27,500            --            --
    Costs of acquisitions and development not consummated ...................        6,874         5,223            --
                                                                               -----------    ----------    ----------
Total expenses ..............................................................      880,254       600,626       466,117
                                                                               -----------    ----------    ----------
Operating income ............................................................      554,816       385,147       359,855
Income applicable to Alexander's ............................................       29,653        25,718        17,363
Income from partially-owned entities ........................................       44,458        80,612        86,654
Interest and other investment income ........................................       31,685        54,385        32,926
Interest and debt expense (including amortization of deferred financing
    costs of $8,339, $8,458, and $7,298) ....................................     (239,525)     (173,076)     (171,398)
Net loss on disposition of wholly-owned and partially-owned assets other than
    real estate .............................................................      (17,471)       (8,070)           --
Minority interest ...........................................................       (3,185)       (2,520)       (1,965)
                                                                               -----------    ----------    ----------
Income before gains on sale of real estate and cumulative effect of change in
    accounting principle ....................................................      400,431       362,196       323,435
Gains on sale of real estate ................................................           --        15,495        10,965
Cumulative effect of change in accounting principle .........................      (30,129)       (4,110)           --
                                                                               -----------    ----------    ----------
Net income ..................................................................      370,302       373,581       334,400
Preferred unit distributions (including accretion of issuance
    expenses of $958 in 2001 and $2,875 in 2000) ............................     (119,214)     (130,815)     (124,736)
                                                                               -----------    ----------    ----------
NET INCOME applicable to Class A units ......................................  $   251,088    $  242,766    $  209,664
                                                                               ===========    ==========    ==========

INCOME PER CLASS A UNIT - BASIC:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle ............................  $      2.21    $     2.42    $     2.14
      Gains on sale of real estate ..........................................           --           .17           .12
      Cumulative effect of change in accounting
        principle ...........................................................         (.24)         (.04)           --
                                                                               -----------    ----------    ----------
      Net income per Class A unit ...........................................  $      1.97    $     2.55    $     2.26
                                                                               ===========    ==========    ==========

INCOME PER CLASS A UNIT - DILUTED:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle ............................  $      2.15    $     2.34    $     2.08
      Gains on sale of real estate ..........................................           --           .17           .12
      Cumulative effect of change in accounting principle ...................         (.23)         (.04)           --
                                                                               -----------    ----------    ----------
      Net income per Class A unit ...........................................  $      1.92    $     2.47    $     2.20
                                                                               ===========    ==========    ==========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                       DISTIBUTIONS  ACCUMULATED
                                                  LIMITED     GENERAL   IN EXCESS      OTHER                  TOTAL
                                     PREFERRED  PARTNERSHIP  PARTNER'S     OF       COMPREHENSIVE            PARTNERS' COMPREHENSIVE
                                       UNITS       UNITS       UNITS    NET INCOME     LOSS         OTHER    CAPITAL      INCOME
                                     ---------  ----------- ---------- ------------ -------------  -------  ---------- -------------
(amounts in thousands, except per
   unit amounts)
BALANCE, JANUARY 1, 2000...........   $478,585  $1,207,262  $1,700,010   $(116,979)    $(1,448)    $(4,800) $3,262,630
Net Income.........................         --          --          --     334,400          --          --     334,400    $334,400
Distributions paid on Preferred
   units
   Series A Preferred units
     ($3.25 per unit)..............         --          --          --     (21,689)         --          --     (21,689)         --
   Series B Preferred units
     ($1.68 per unit)..............         --          --          --      (7,225)         --          --      (7,225)         --
   Series C Preferred units
     ($1.31 per unit)..............         --          --          --      (9,776)         --          --      (9,776)         --
Net proceeds from issuance of
   limited partnership units.......         --     204,750          --          --          --          --     204,750          --
Distributions paid on Class A
   units ($1.97 per unit)..........         --          --          --    (183,051)         --          --    (183,051)         --
Class A units issued under
   employees' share plan...........         --          --       9,928                      --          --       9,928          --
Preferential allocations to
   unitholders.....................         --      21,285          --     (86,046)         --          --     (64,761)         --
Limited partnership units issued
   in connection with acquisitions.         --       9,192          --          --          --          --       9,192          --
Conversion of limited partnership
   units to Class A units..........         --      (1,792)      1,792          --          --          --          --          --
Accretion of issuance expenses on
   preferred units.................      2,875          --          --          --          --          --       2,875          --
Class A units issued in
   connection with dividend
   reinvestment plan...............         --          --       1,026          --          --          --       1,026          --
Change in unrealized net loss on
   securities available for sale...         --          --          --          --     (18,399)         --     (18,399)    (18,399)
Appreciation of securities held
   in officer's deferred
   compensation trust..............         --          --          --          --        (579)         --        (579)       (579)
Forgiveness of amount due from
   officers........................         --          --          --          --          --          96          96          --
                                      --------  ----------  ----------   ---------    --------     -------  ----------    --------
BALANCE DECEMBER 31, 2000..........   $481,460  $1,440,697  $1,712,756   $ (90,366)   $(20,426)    $(4,704) $3,519,417    $315,422
                                      ========  ==========  ==========   =========    ========     =======  ==========    ========
Net Income.........................         --          --          --     373,581          --          --     373,581    $373,581
Distributions paid on Preferred
   units
   Series A Preferred units
     ($3.25 per unit)..............         --          --          --     (19,505)         --          --     (19,505)         --
   Series B Preferred units
     ($1.68 per unit)..............         --          --          --      (7,225)         --          --      (7,225)         --
   Series C Preferred units
     ($1.31 per unit)..............         --          --          --      (9,775)         --          --      (9,775)         --
Distributions paid on Class A
   units ($2.32 per unit)..........         --          --          --    (215,541)         --          --    (215,541)         --
Distributions payable on Class A
   units ($.31 per unit)...........         --          --          --     (32,506)         --          --     (32,506)         --
Net proceeds from issuance of
   limited partnership units.......         --      62,673          --          --          --          --      62,673          --
Net of proceeds from isssuance of
   Class A units...................         --          --     376,933          --          --          --     376,933          --
Class A units issued under
   employees' share plan...........         --          --       9,959          --          --          --       9,959          --
Preferential allocations to
   unitholders.....................         --       2,580          --     (94,310)         --          --     (91,730)         --
Conversion of Preferred units to
   limited partnership units.......    (13,441)         --      13,441          --          --          --          --          --
Conversion of limited partnership
   units to Class A units..........         --     (52,087)     52,087          --          --          --          --          --
Accretion of issuance expenses on
   preferred units.................        958          --          --          --          --          --         958          --
Class A units issued in
   connection with dividend
   reinvestment plan...............         --          --       1,297          --          --          --       1,297          --
Change in unrealized net loss on
   securities available for sale...         --          --          --          --      18,178          --      18,178      18,178
Deferred compensation units
   earned but not yet delivered....         --          --          --          --          --      38,253      38,253          --
Pension obligations................         --          --          --          --        (732)         --        (732)       (732)
                                      --------  ----------  ----------   ---------    --------     -------  ----------    --------
BALANCE DECEMBER 31, 2001..........   $468,977  $1,453,863  $2,166,473   $ (95,647)   $ (2,980)    $33,549  $4,024,235    $391,027
                                      ========  ==========  ==========   =========    ========     =======  ==========    ========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                        DISTIBUTIONS  ACCUMULATED
                                                  LIMITED     GENERAL    IN EXCESS      OTHER                 TOTAL
                                     PREFERRED  PARTNERSHIP  PARTNER'S       OF      COMPREHENSIVE           PARTNERS' COMPREHENSIVE
                                       UNITS       UNITS       UNITS     NET INCOME      LOSS       OTHER    CAPITAL      INCOME
                                     ---------  ----------- ----------  -----------  ------------- -------  ---------- -------------
(amounts in thousands, except per
   unit amounts)

BALANCE, DECEMBER 31, 2001.........  $ 468,977  $1,453,863  $2,166,473   $ (95,647)   $ (2,980)    $33,549  $4,024,235
Net Income.........................         --          --          --     370,302          --          --     370,302    $370,302
Distributions to Preferred
   unitholders:
   Series A Preferred Units
     ($3.25 per unit)..............         --          --          --      (6,167)         --          --      (6,167)         --
   Series B Preferred Units
     ($2.125 per unit).............         --          --          --      (7,225)         --          --      (7,225)         --
   Series C Preferred Units
     ($2.125 per unit).............         --          --          --      (9,775)         --          --      (9,775)         --
   Other...........................         --          --          --     (96,047)         --          --     (96,047)         --
Redemption of perpetual preferred
   units...........................         --          --     (25,000)         --          --          --     (25,000)         --
Distributions paid on  Class A
   units ($2.97 per unit
   including $.31 for 2001)........         --          --          --    (364,405)         --          --    (364,405)         --
Reversal of distributions payable
   on Class A units in 2001........         --          --          --      32,506          --          --      32,506          --
Class A units issued under
   employees' share plan...........         --          --      24,385          --          --          --      24,385          --
Class A units issued in 2002.......         --     625,234      56,453          --          --          --     681,687          --
Conversion of Series A preferred
   units to Class A units..........   (203,489)         --     203,489          --          --          --          --          --
Deferred compensation units........         --          --       2,629          --          --      25,778      28,407          --
Class A units issued in
   connection with reinvestment
   plan............................         --          --       1,887          --          --          --       1,887          --
Conversion of Limited Partnership
   units to General Partner's units         --     (30,418)     30,418          --          --          --          --          --
Change in unrealized net loss on
   securities available for sale...         --          --          --          --      (8,936)         --      (8,936)     (8,936)
Other non-cash charges, primarily
   pension obligations.............         --          --          --          --      (1,648)         --      (1,648)     (1,648)
                                     ---------  ----------  ----------   ---------    --------     -------  ----------    --------
BALANCE, DECEMBER 31,2002..........  $ 265,488  $2,048,679  $2,460,734   $(176,458)   $(13,564)    $59,327  $4,644,206    $359,718
                                     =========  ==========  ==========   =========    ========     =======  ==========    ========

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                2002            2001              2000
                                                                            -----------      -----------       -----------
(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.........................................................     $   370,302      $   373,581       $   334,400
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Cumulative effect of change in accounting principle............          30,129            4,110                --
        Minority interest..............................................           3,185            2,520             1,965
        Amortization of officer's deferred compensation................          27,500               --                --
        Net loss on dispositions of wholly-owned and
          partially-owned assets other than real estate................          17,471            8,070                --
        Costs of acquisitions and development not consummated..........           6,874            5,223                --
        Gains on sale of real estate...................................              --          (15,495)          (10,965)
        Depreciation and amortization (including debt issuance costs)..         205,826          123,862            99,846
        Straight-lining of rental income...............................         (36,478)         (27,230)          (32,206)
        Amortization of below market leases, net.......................         (12,634)              --                --
        Equity in income of Alexander's................................         (29,653)         (25,718)          (17,363)
        Equity in income of partially-owned entities...................         (44,458)         (80,612)          (86,654)
        Changes in operating assets and liabilities....................         (38,239)          19,374           (39,102)
                                                                            -----------      -----------       -----------
Net cash provided by operating activities..............................         499,825          387,685           249,921
                                                                            -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development costs and construction in progress.....................         (63,619)        (145,817)          (35,701)
    Acquisitions of real estate and other..............................         (23,665)         (11,574)         (199,860)
    Additions to real estate...........................................         (96,018)         (67,090)         (136,081)
    Investments in partially-owned entities............................        (100,882)        (109,332)          (99,974)
    Proceeds from sale of real estate..................................              --          162,045            47,945
    Investments in notes and mortgage loans receivable.................         (56,935)         (83,879)         (144,225)
    Repayment of notes and mortgage loans receivable...................         124,500           64,206             5,222
    Cash restricted, primarily mortgage escrows........................         (21,471)           9,896          (183,788)
    Distributions from partially-owned entities........................         126,077          114,218            68,799
    Real estate deposits...............................................              --               --             4,819
    Purchases of marketable securities.................................              --          (14,325)          (26,531)
    Proceeds from sale or maturity of securities available for sale....          87,896            1,930                --
                                                                            -----------      -----------       -----------
Net cash used in investing activities..................................         (24,117)         (79,722)         (699,375)
                                                                            -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings...........................................         628,335          554,115         1,195,108
    Repayments of borrowings...........................................        (731,238)        (835,257)         (633,655)
    Costs of refinancing debt..........................................          (3,970)          (3,394)          (18,445)
    Redemption of perpetual preferred units............................         (25,000)              --                --
    Proceeds from issuance of preferred units..........................              --           52,673           204,750
    Proceeds from issuance of Class A units............................          56,453          377,193                --
    Class A unit distributions.........................................        (364,730)        (201,813)         (168,688)
    Preferred unit distributions.......................................        (119,214)        (134,141)         (116,212)
    Exercise of unit options...........................................          26,272           11,256            10,955
                                                                            -----------      -----------       -----------
Net cash (used in) provided by financing activities....................        (533,092)        (179,368)          473,813
                                                                            -----------      -----------       -----------
Net increase (decrease) in cash and cash equivalents...................         (57,384)         128,595            24,359
Cash and cash equivalents at beginning of year.........................         265,584          136,989           112,630
                                                                            -----------      -----------       -----------
Cash and cash equivalents at end of year...............................     $   208,200      $   265,584       $   136,989
                                                                            ===========      ===========       ===========
Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest (including capitalized interest of
      $6,677, $12,171 and $12,269).....................................     $   247,048      $   171,166       $   165,325
                                                                            ===========      ===========       ===========
NON-CASH TRANSACTIONS:
    Financing assumed in acquisitions..................................     $ 1,596,903      $        --       $    46,640
    Class A units issued in connection with acquisitions...............         625,234           18,798             9,192
    Unrealized (loss) gain on securities available for sale............             860            9,495           (18,399)
    (Appreciation) depreciation of securities held in officer's
      deferred compensation trust......................................              --           (3,023)             (579)

                 See notes to consolidated financial statements.

                               VORNADO REALTY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Vornado Realty L.P. (the "Operating Partnership" and/or the "Company") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 79% of the common limited partnership interest in, the Operating Partnership at February 3, 2003. All references to the "Company" refer to the Operating Partnership and its consolidated subsidiaries.

     The Company currently owns directly or indirectly:

OFFICE PROPERTIES ("OFFICE"):

        (i)    all or portions of 74 office properties aggregating approximately
    27.7 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

RETAIL PROPERTIES ("RETAIL"):

        (ii) 62 retail properties in six states and Puerto Rico aggregating approximately 12.5 million square feet, including 1.8 million square feet built by tenants on land leased from the Company;

MERCHANDISE MART PROPERTIES:

        (iii) 8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

TEMPERATURE CONTROLLED LOGISTICS:

        (iv) a 60% interest in the Vornado Crescent Portland Partnership that owns 88 cold storage warehouses nationwide with an aggregate of approximately 441.5 million cubic feet of refrigerated space leased to AmeriCold Logistics;

OTHER REAL ESTATE INVESTMENTS:

        (v) 33.1% of the outstanding common stock of Alexander's, Inc. ("Alexander's");

        (vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

        (vii) a 21.7% interest in The Newkirk Master Limited Partnership which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

        (viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

        (ix) other investments, including interests in other real estate, marketable securities and loans and notes receivable.

                               VORNADO REALTY L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and entities in which the Company has a 50% or greater interest, provided that the Company exercises direct or indirect control. All significant intercompany amounts have been eliminated. The Company considers the guidance in APB 18, SOP 78-9 and EITF 96-16 in determining whether it does or does not control joint ventures on a case-by-case basis, taking into account board representation, management representation and authority and the contractual and substantive participating rights of its partners/members. If the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of any real property assets, the hiring of a Chief Executive Officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of any new or additional financing secured by any assets of the joint venture, then the Company does not control the venture and therefore will not consolidate the entity, despite the fact that it may own 50% or more of the relevant entity. This is the case with respect to Temperature Controlled Logistics, Monmouth Mall, 400 North LaSalle, MartParc Orleans, MartParc Wells, 825 Seventh Avenue and Starwood Ceruzzi. If the Company is able to unilaterally make major decisions for the partially owned entity and owns an interest greater than 50%, the Company has control and therefore consolidates the entity. The Company accounts for investments under the equity method when the Company's ownership interest is more than 20% but less than 50% and the Company does not exercise direct or indirect control. When partially-owned investments are in partnership form, the 20% threshold may be reduced. For all other investments, the Company uses the cost method. Equity investments are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.

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

     REAL ESTATE: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over the assets' estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $6,677,000, $12,171,000, and $12,269,000 for the years ended December 31, 2002, 2001, and
2000.

                               VORNADO REALTY L.P.

     Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash escrowed under loan agreements and cash restricted in connection with an officer's deferred compensation payable.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

     MARKETABLE SECURITIES: The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities) as securities available for sale; equity securities it intends to buy and sell on a short term basis as trading securities; and preferred stock investments as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available for sale are included as a component of Partners' Capital and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification. A portion of the Company's preferred stock investments are redeemable and accounted for in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows. If the value of the investment based on the present value of the future cash flows is less than the Company's carrying amount, the investments will be written-down to fair value through earnings. Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115.

     At December 31, 2002 and 2001, marketable securities had an aggregate cost of $41,665,000 and $117,284,000 and an aggregate market value of $42,525,000 and $126,774,000 (of which $0 and $13,888,000 represents trading securities; $2,020,000 and $49,763,000 represents securities available for sale; and $40,505,000 and $63,123,000 represent securities held to maturity). Gross unrealized gains and losses were $860,000 and $0 at December 31, 2002, and $14,738,000 and $5,243,000 at December 31, 2001.

     NOTES AND MORTGAGE LOANS RECEIVABLE: The Company's policy is to record mortgages and notes receivable at the stated principal amount less any discount or premiums. The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis.

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

                               VORNADO REALTY L.P.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) are considered appropriate. The fair value of the Company's debt is approximately $178,566,000 in excess of the aggregate carrying amount at December 31, 2002. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The cumulative effect of implementing SFAS No. 133 on January 1, 2001, was $4,110,000.

     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

     On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus ..7725%, based upon the trailing 3 month LIBOR rate (2.18% at December 31, 2002). These swaps were designated and effective as fair value hedges, with a fair value of $34,245,000 at December 31, 2002, which is included in Other Assets on the Company's balance sheet. Accounting for these swaps also requires the Company to recognize changes in the fair value of the debt during each reporting period. At December 31, 2002, the fair value adjustment of $34,245,000, based on the fair value of the swaps, is included in the balance of the Senior Unsecured Notes. Because the hedging relationship qualifies for the "short-cut" method, no hedge ineffectiveness on these fair value hedges was recognized during 2002.

     REVENUE RECOGNITION: The Company has the following revenue sources and revenue recognition policies:

Base Rents -- income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

Percentage Rents -- income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

Hotel Revenues -- income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue. Income is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been rendered.

Trade Show Revenues -- income arising from the operation of trade shows, including rentals of booths. This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.

Expense Reimbursement Income -- income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred. Contingent rents are not recognized until realized.

                               VORNADO REALTY L.P.

     INCOME TAXES: No provision has been made for income taxes in the accompanying consolidated financial statements of the Operating Partnership since such taxes, if any, are the responsibility of the partners.

     The Company owns stock in corporations that have elected to be treated for Federal income tax purposes, as taxable REIT subsidiaries ("TRS"). The value of the combined TRS stock cannot and does not exceed 20% of the value of the Company's total assets. A TRS is taxable on its net income at regular corporate tax rates. For the 2002 tax year, the total income tax is approximately $1,430,000.

     The net basis of the Company's assets and liabilities for tax purposes is approximately $2,822,000,000 lower than the amount reported for financial statement purposes.

     At December 31, 2002, the Company had a capital loss carryover of approximately $73,000,000. The capital loss carryover is available to offset future capital gains that would otherwise be required to be distributed as dividends to shareholders.

     AMOUNTS PER CLASS A UNIT: Basic earnings per Class A Unit is computed based on weighted average units outstanding. Diluted earnings per Class A unit considers the effect of outstanding options, warrants and convertible or redeemable securities.

     STOCK BASED COMPENSATION: In 2002 and prior years, the Company accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of Vornado's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of Vornado's stock on the grant date. An equivalent number of Class A units are issued when options are exercised. Accordingly, no compensation cost has been recognized for the Company's stock option plans. See Note 8 - Employees' Share Option Plan for details of the Company's outstanding employee share options and the related pro forma stock-based employee compensation cost. Effective January 1, 2003, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation" as amended by SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure." The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant. Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     In addition to employee stock option grants, the Company has also granted restricted shares to certain of its employees that vest over a three to five year period. The Company records the value of each restricted share award as stock-based compensation expense based on the Company's closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period. As of December 31, 2002, the Company has 250,927 restricted shares or rights to receive restricted shares outstanding to employees of the Company, excluding 626,566 shares issued to the Company's President in connection with his employment agreement. The Company recognized $1,868,000 of stock-based compensation expense in 2002 for the portion of these shares that vested during the year.

                               VORNADO REALTY L.P.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 141 - BUSINESS COMBINATIONS requires companies to account for the value of leases acquired and the costs of acquiring such leases separately from the value of the real estate for all acquisitions subsequent to July 1, 2001. Accordingly, the Company has evaluated the leases in place for (i) the remaining 66% of CESCR it did not previously own which it acquired on January 1, 2002,
(ii) the remaining 50% of the Las Catalinas Mall it did not previously own which it acquired on September 23, 2002 and (iii) a 50% interest in the Monmouth Mall which it acquired on October 10, 2002, to determine whether they were acquired at market, above market or below market. The Company's evaluations were based on
(i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions.

     As a result of its evaluations, as of December 31, 2002, the Company has recorded a deferred credit of $48,430,000 representing the value of acquired below market leases, deferred charges of $15,976,000 for the value of acquired above market leases and $3,621,000 for origination costs. In addition, in the year ended December 31, 2002 the Company has recognized property rentals of $12,634,000, for the amortization of below market leases net of above market leases, and depreciation expense of $1,214,000 for the amortization of the lease origination costs and additional building depreciation resulting from the reallocation of the purchase price of the applicable properties.

     SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. SFAS No. 142 provides specific guidance for impairment testing of these assets and removes them from the scope of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Company's goodwill balance on December 31, 2001 of $30,129,000 consisted of $14,639,000 related to the Hotel Pennsylvania acquisition and $15,490,000 related to the acquisition of the Temperature Controlled Logistics businesses.

     Prior to January 1, 2002, the Company performed impairment testing in accordance with SFAS 121. The Company reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Given the decrease in the estimated market values and the deteriorating performance of Hotel Pennsylvania and Temperature Controlled Logistics, the Company performed a review for recoverability estimating the future cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2001, the sum of the expected cash flows (undiscounted and without interest charges) exceeded the carrying amounts of goodwill, and therefore no impairments were recognized.

     Upon adoption of SFAS 142 on January 1, 2002, the Company tested the goodwill for impairment at the reporting level unit utilizing the prescribed two-step method. The first step compared the fair value of the reporting unit (determined based on a discounted cash flow approach) with its carrying amount. As the carrying amount of the reporting unit exceeded its fair value, the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amount of the goodwill. As the carrying amounts of the goodwill exceed the fair values, on January 1, 2002 the Company wrote-off all of the goodwill of the Hotel and the Temperature Controlled Logistics businesses as an impairment loss totaling $30,129,000. The write-off has been reflected as a cumulative effect of change in accounting principle on the income statement.

     Previously reported "Income before gains on sale of real estate and cumulative effect of change in accounting principle" and "Net income applicable to Class A units" for the year ended December 31, 2001 would have been approximately $1,230,000 higher, or $2.35 and $2.48 per Class A unit diluted, if such goodwill was not amortized in the prior year.

                               VORNADO REALTY L.P.

     SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS AND SFAS NO. 144
- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

     SFAS NO. 145 - RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

      In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

     SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

     SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

     On August 7, 2002, the Company announced that beginning January 1, 2003, it will expense the cost of employee stock options in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In December 2002, the FASB issued Statement No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 to amend the transition and disclosure provisions of SFAS No. 123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company will adopt SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter. The Company will utilize a binomial valuation model and appropriate market assumptions to determine the value of each grant. Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective grants.

     FASB INTERPRETATION NO. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued Interpretation No. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the financial statements.

                               VORNADO REALTY L.P.

     FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur. The Company does not believe that the adoption of this Interpretation will have a material effect on its financial statements.

                               VORNADO REALTY L.P.

3. ACQUISITIONS AND DISPOSITIONS

     The Company completed approximately $1,834,600,000 of real estate acquisitions or investments in 2002 and $19,200,000 in 2001. These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company. Acquisitions of business were recorded under the purchase method of accounting. Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition. The pro forma effect of the individual acquisitions and in the aggregate other than Charles E. Smith Commercial Realty, were not material to the Company's historical results of operations.

     Acquisitions of individual properties are recorded as acquisitions of real estate assets. Acquisitions of businesses are accounted for under the purchase method of accounting. The purchase price for property acquisitions and businesses acquired is allocated to acquired assets and assumed liabilities using their relative fair values as of the acquisition date based on valuations and other studies. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

OFFICE:

     CHARLES E. SMITH COMMERCIAL REALTY INVESTMENT ("CESCR")

     On January 1, 2002, the Company completed the combination of CESCR with Vornado. CESCR has a dominant market position in the Washington, D.C. and Northern Virginia area, owning approximately 12.4 million square feet in 53 office properties as well as a highly competent management team. In the Company's opinion, the assets were acquired at below replacement cost and with below market leases. As a result of the combination, the Company will be in position to capitalize on the favorable supply/demand characteristics of the Washington, D.C office markets. Prior to the combination, Vornado owned a 34% interest in CESCR. The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Vornado Operating Partnership units and approximately $1 billion of debt (66% of CESCR's total debt). The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unitholders for the period beginning two business days before and ending two business days after the date the acquisition was agreed to and announced on October 19, 2001. The Company also capitalized as part of the basis of the assets acquired approximately $32,000,000 for third party acquisition related costs, including advisory, legal and other professional fees that were contemplated at the time of the acquisition. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at January 1, 2002, the date of acquisition.

(Amounts in thousands)

       Land, buildings and improvements..............     $   1,681,000
       Intangible deferred charges...................            36,000
       Working capital...............................            41,000
                                                          -------------
       Total Assets Acquired.........................         1,758,000
                                                          -------------

       Mortgages and notes payable...................         1,023,000
       Intangible deferred credit....................            62,000
       Other liabilities.............................            34,000
                                                          -------------
       Total Liabilities Assumed.....................         1,119,000
                                                          -------------

       Net Assets Acquired...........................     $     639,000
                                                          =============

     The Company's estimate of the weighted average useful life of acquired intangibles is approximately three years. This acquisition was recorded as a business combination under the purchase method of accounting. The purchase price was allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies. The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002. Prior to this date the Company accounted for its 34% interest on the equity method.

                               VORNADO REALTY L.P.

     The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the year ended December 31, 2001 as if the following transactions had occurred on January 1, 2001, (i) the acquisition of CESCR described above and (ii) the Company's November 21, 2001 sale of 9,775,000 Class A units and the use of proceeds to repay indebtedness.

     Condensed Consolidated Statements of Income                                        For the Year Ended
          (in thousands, except per unit amounts)                                           December 31,
                                                                                   ----------------------------
                                                                                                     Pro Forma
                                                                                      2002              2001
                                                                                   -----------      -----------
     Revenues...............................................................       $ 1,435,070      $ 1,384,933
                                                                                   ===========      ===========
     Income before gains on sale of real estate and cumulative effect of
       change in accounting principle.......................................       $   400,431      $   431,207
     Gains on sale of real estate...........................................                --           15,495
     Cumulative effect of change in accounting principle....................           (30,129)          (4,110)
                                                                                   -----------      -----------
     Net income.............................................................           370,302          442,592
     Preferred unit distributions...........................................          (119,214)        (130,815)
                                                                                   -----------      -----------
     Net income applicable to Class A units.................................       $   251,088      $   311,777
                                                                                   ===========      ===========
     Net income per Class A unit - basic....................................       $      1.97      $      2.97
                                                                                   ===========      ===========
     Net income per Class A unit - diluted..................................       $      1.92      $      2.89
                                                                                   ===========      ===========

     CRYSTAL GATEWAY ONE

     On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which is approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod and members of the Smith and Kogod families, trustees of the Company, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt. The building is located in the Crystal City complex in Arlington, Virginia where the Company already owns 24 office buildings containing over 6.9 million square feet, which it acquired on January 1, 2002, in connection with the Company's acquisition of CESCR. The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

     BUILDING MAINTENANCE SERVICE COMPANY

     On January 1, 2003, the Company acquired the Building Maintenance Service Company for $13,000,000 in cash, which provides cleaning and related services and security services to office properties, including the Company's Manhattan office properties. This company was previously owned by the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, one of the Company's executive officers. This acquisition was recorded as a business combination under the purchase method of accounting.

RETAIL:
     LAS CATALINAS MALL

     On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, of which $16,000,000 was paid in cash and $32,000,000 was debt assumed. The Las Catalinas Mall, which opened in 1997, contains 492,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant. Prior to September 23, 2002, the Company accounted for its investment on the equity method. Subsequent to this date the operations of Las Catalinas are consolidated into the accounts of the Company.

     MONMOUTH MALL

     On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 731,000 square feet are owned by the tenants. The purchase price was approximately $164,700,000, including transaction costs of $4,400,000. The Company made a $7,000,000 cash investment in the form of common equity to the venture and provided it with cash of $23,500,000 representing preferred equity yielding 14%. The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three-year term and two one-year extension options. The Company accounts for its investment on the equity method.

                               VORNADO REALTY L.P.

OTHER:

     On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company's tenant at the cold storage warehouses (Temperature Controlled Logistics) facilities for $20,000,000 in cash (appraised value). The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. The Company accounts for its investment in the venture on the equity method.

DISPOSITIONS:

     The following table sets forth the details of sales, dispositions, write-offs and other similar transactions for the years ended December 31, 2002, 2001 and 2000:

        ($ in thousands)

                                                                                      2002          2001         2000
                                                                                   ----------     ---------    ----------
        WHOLLY-OWNED AND PARTIALLY-OWNED ASSETS OTHER THAN DEPRECIABLE
          REAL ESTATE:
        WHOLLY-OWNED ASSETS:
           Gain on transfer of mortgages........................................   $    2,096     $      --    $       --
           Net gain on sale of air rights.......................................        1,688            --            --
           Gain on sale of Kinzie Park Condominium units........................        2,156            --            --
           Net gain on sale of marketable securities............................       12,346            --            --
           Primestone foreclosure and impairment losses.........................      (35,757)           --            --
           Write-off of investments in technology companies.....................           --       (16,513)           --
        PARTIALLY-OWNED ASSETS:
           After-tax net gain on sale of Park Laurel condominium units..........           --        15,657            --
           Write-off of net investment in the Russian Tea
              Room ("RTR")......................................................           --        (7,374)           --
          Other.................................................................           --           160            --
                                                                                   ----------     ---------    ----------
          Net loss on disposition of wholly-owned and partially-owned
              assets other than real estate.....................................   $  (17,471)    $  (8,070)   $       --
                                                                                   ==========     =========    ==========

        NET GAINS ON SALE OF REAL ESTATE
          Condemnation proceedings..............................................   $       --     $   3,050    $       --
          Sale of 570 Lexington Avenue..........................................           --        12,445            --
          Sale of other real estate.............................................           --            --        10,965
                                                                                   ----------    ----------    ----------
          Net gain on sale of real estate.......................................   $       --     $  15,495    $   10,965
                                                                                   ==========    ==========    ==========

     GAIN ON TRANSFER OF MORTGAGES

     In the year ended December 31, 2002, the Company recorded a net gain of approximately $2.1 million resulting from payments to the Company by third parties that assumed certain of the Company's mortgages. Under these transactions the Company paid to the third parties that assumed the Company's obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages. The Company has been released by the creditors underlying these loans.

     NET GAIN ON SALE OF AIR RIGHTS

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights of the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

                               VORNADO REALTY L.P.

     GAIN ON SALE OF KINZIE PARK CONDOMINIUM UNITS

     The Company recognized a gain of $2,156,000 during 2002, from the sale of residential condominiums in Chicago, Illinois.

     PRIMESTONE FORECLOSURE AND IMPAIRMENT LOSSES

     On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. ("Primestone"). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum. Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company's collateral. On October 31, 2001, the Company purchased the other debt for its face amount. The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE. The loans are also guaranteed by affiliates of Primestone.

     On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company's net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000. The participation did not meet the criteria for "sale accounting" under SFAS 140 because Cadim was not free to pledge or exchange the assets. Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an "Other Liability" and continuing to report the outstanding loan balance at 100% in "Notes and Mortgage Loans Receivable" on the balance sheet. Under the terms of the participation agreement, cash payments received shall be applied (i) first, to the reimbursement of reimbursable out-of-pocket costs and expenses incurred in connection with the servicing, administration or enforcement of the loans after November 19, 2001, and then to interest and fees owed to the Company through November 19, 2001, (ii) second, to the Company and Cadim, pro rata in proportion to the amount of interest and fees owed following November 19, 2001 and (iii) third, 50% to the Company and 50% to Cadim as recovery of principal.

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

     In the second quarter, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002. In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees. Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on December 31, 2002 on the New York Stock Exchange and (ii) $1,000,000 for estimated costs to realize the value of the guarantees. The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the units which are convertible into stock has been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

     At December 31, 2002, the Company's carrying amount of the investment was $23,408,000, of which $18,313,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100,000 represents the amount expected to be realized under the guarantees, offset by $1,005,000 representing the Company's share of Prime Group Realty's net loss through September 30, 2002 (see Note 4. Investments in and Advances to Partially-Owned Entities). Prior to April 30, 2002, this investment was in the form of a loan and was included in Notes and Mortgage Loans Receivable on the balance sheet.

                               VORNADO REALTY L.P.

     At February 3, 2003, the closing price of PGE shares on the New York Stock Exchange was $5.30 per share. The ultimate realization of the Company's investment will depend upon the future performance of the Chicago real estate market and the performance of PGE, as well as the ultimate realizable value of the net assets supporting the guarantees and the Company's ability to collect under the guarantees. In addition, the Company will continue to monitor this investment to determine whether additional write-downs are required based on (i) declines in value of the shares of PGE (for which the partnership units are exchangeable) which are "other than temporary" as used in accounting literature and (ii) the amount expected to be realized under the guarantees.

     WRITE-OFF INVESTMENTS IN TECHNOLOGY COMPANIES

     In the first quarter of 2001, the Company recorded a charge of $4,723,000 resulting from the write-off of an equity investment in a technology company. In the second quarter of 2001, the Company recorded an additional charge of $13,561,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services. In the fourth quarter of 2001, the Company recorded $1,481,000 of income resulting from the reversal of a deferred liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

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

     NET GAINS ON SALE OF REAL ESTATE:

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

BALANCE SHEET DATA:

($ in thousands)                                                                        100% OF THESE ENTITIES
                                                 COMPANY'S              ---------------------------------------------------------
                                                 INVESTMENT                   TOTAL ASSETS                TOTAL LIABILITIES
                             PERCENTAGE   -------------------------     --------------------------   ----------------------------
                             OWNERSHIP       2002          2001             2002          2001          2002              2001
                             ----------   ----------    -----------     -----------    -----------   -----------      -----------
INVESTMENTS:
Temperature Controlled
 Logistics.................          60%  $  448,295        474,862     $ 1,347,382    $ 1,379,212   $   584,510      $   610,727
                                                                        ===========    ===========   ===========      ===========
Charles E. Smith
 Commercial Realty L.P.(1).          34%          --(1)     347,263                (1) $ 1,308,297              (1)   $ 1,503,057
                                                                                       ===========   ===========      ===========
Alexander's................        33.1%     193,879        188,522     $    64,770    $   583,339   $   596,247      $   538,258
                                                                        ===========    ===========   ===========      ===========
Newkirk Joint
 Ventures (2)..............        21.7%     182,465        191,534     $ 1,472,349    $   722,293   $ 1,322,719      $   879,840
                                                                        ===========    ===========   ===========      ===========
Partially - Owned
 Office Buildings (4)......          34%      29,421         23,346
Starwood Ceruzzi
 Joint Venture.............          80%      24,959         25,791
Monmouth Mall(3)...........          50%      31,416             --
Park Laurel................          80%       3,481         (4,745)(5)
Prime Group Realty, L.P.
 and other guarantees......        14.9%      23,408             --
Other......................                   60,387         23,622
                                          ----------    -----------
                                          $  997,711    $ 1,270,195
                                          ==========    ===========

                                  100% OF THESE ENTITIES
                                 ------------------------
                                       TOTAL EQUITY
                                 ------------------------
                                   2002          2001
                                 ---------     ----------
INVESTMENTS:
Temperature Controlled
 Logistics.................      $ 731,240     $  768,485
                                 =========     ==========
Charles E. Smith
 Commercial Realty L.P.(1).               (1)  $ (307,584)
                                               ==========
Alexander's................      $  68,665     $   45,081
                                 =========     ==========
Newkirk Joint
 Ventures (2)..............      $  20,385     $ (157,547)
                                 =========     ==========
Partially - Owned
 Office Buildings (4)......
Starwood Ceruzzi
 Joint Venture.............
Monmouth Mall(3)...........
Park Laurel................
Prime Group Realty, L.P....
 and other guarantees......
Other......................

     ----------
     (1) Vornado owned a 34% interest in CESCR in 2001. On January 1, 2002, the Company acquired the remaining 66% of CESCR. See Note 3 - "Acquisitions and Dispositions" for details of the acquisition.
     (2) The Company's investment in and advances to Newkirk Joint Ventures is comprised of

                                                       December 31, 2002     December 31, 2001
                                                       -----------------     -----------------
                  Investments in limited partnerships..   $  134,200            $  143,269
                  Mortgages and loans receivable.......       39,511                39,511
                  Other................................        8,754                 8,754
                                                          ----------            ----------
                  Total................................      182,465               191,534
                                                          ==========            ==========

          On January 2, 2002, the Newkirk Joint Ventures' partnership interests were merged into a master limited partnership (the "MLP") in which the Company has a 21.7% interest. In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at February 3, 2003) and matures on January 31, 2005, with two one-year extension options. As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company. In 2003, the Company expects to receive distributions of approximately $9,000 from the Newkirk MLP.

     (3) On October 10, 2002, a joint venture in which the Company owns a 50% interest acquired the Monmouth Mall. See Note 3 - "Acquisitions and Dispositions" for further details.
     (4) As at December 31, 2002, includes a 20% interest in a property which was part of the CESCR acquisition in January 2002.
     (5) The credit balance at December 31, 2001, is a result of the accrual of awards under the ventures incentive compensation plan.

                               VORNADO REALTY L.P.

     Below is a summary of the debt of partially owned entities as of December 31, 2002 and 2001, none of which is guaranteed by the Company.

(Amounts in thousands)

                                                                                                       100% OF
                                                                                            PARTIALLY-OWNED ENTITIES DEBT
                                                                                           --------------------------------
                                                                                           DECEMBER 31,        DECEMBER 31,
                                                                                              2002                2001
                                                                                           ------------        ------------
Alexander's (33.1% interest) (see "Alexander's" on page 118 for further details):
    Term loan:
         Portion financed by the Company due on January 3, 2006 with interest
            at 12.48%.................................................................     $    95,000         $    95,000
         Portion financed by a bank, due March 15, 2003, with interest at LIBOR +
            1.85% (repaid on July 3, 2002)............................................              --              10,000
    Line of Credit financed by the Company, due on January 3, 2006 with interest at
       12.48% (prepayable without penalty)............................................          24,000              24,000
    Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.88% at December 31,
       2002)..........................................................................          55,500                  --
    Rego Park mortgage payable, due in June 2009, with interest at 7.25%..............          82,000              82,000
    Kings Plaza Regional Shopping Center mortgage payable, due in June 2011,
       with interest at 7.46% (prepayable with yield maintenance).....................         219,308             221,831
    Paramus mortgage payable, due in October 2011, with interest at 5.92%
       (prepayable without penalty)...................................................          68,000              68,000
    Other notes and mortgages payable (repaid on July 3, 2002)........................              --              15,000

Temperature Controlled Logistics (60% interest):
       Mortgage notes payable collateralized by 58 temperature controlled warehouses, due in May 2008, requires amortization based on a 25 year
       term with interest at 6.94% (prepayable with yield maintenance)................         537,716             563,782
    Other notes and mortgages payable.................................................          37,789              38,748

Newkirk Joint Ventures (21.7% interest):
    Portion of first mortgages and contract rights, collateralized by the partnerships' real estate, due from 2002 to 2024, with a weighted average interest rate of
       10.62% at December 31, 2002 (various prepayment rights)........................       1,432,438           1,336,989
Charles E. Smith Commercial Realty L.P. (34% interest in 2001):
    29 mortgages payable..............................................................              --           1,470,057
Prime Group Realty L.P. (14.9% interest) (1):
    24 mortgages payable..............................................................         868,374                  --
Partially Owned Office Buildings:
    330 Madison Avenue (25% interest) mortgage note payable, due in April 2008,
       with interest at 6.52% (prepayable with yield maintenance).....................          60,000              60,000
    Fairfax Square (20% interest) mortgage note payable due in August 2009, with
       interest at 7.50%..............................................................          68,900                  --
    825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with
       interest at 8.07% (prepayable with yield maintenance)..........................          23,295              23,552
    Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with
       interest at 7.03%..............................................................           9,961                  --
    Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with
       interest at 7.03%..............................................................          15,860                  --
Monmouth Mall (50% interest):
       Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05%
       (3.49% at December 31, 2002)...................................................         135,000                  --
Las Catalinas Mall (50% interest):
       Mortgage notes payable (2).....................................................              --              68,591
Russian Tea Room (50% interest) mortgages payable (3).................................              --              13,000

      Based on the Company's ownership interest in the partially-owned entities above, the Company's share of the debt of these partially-owned entities was $1,048,108,000 and $1,319,535,000 as of December 31, 2002 and 2001.

----------
(1) Balance as of September 30, 2002, as Prime Group's annual report on Form 10-K for the year ended December 31, 2002, has not been filed prior to the filing of this annual report on Form 10-K.
(2) The Company increased its interest in Las Catalinas to 100% on September 23, 2002. Accordingly, Las Catalinas is consolidated as of September 30, 2002.
(3) On November 18, 2002 the Russian Tea Room mortgage loans were repaid with proceeds from the sale of the property.

                               VORNADO REALTY L.P.

INCOME STATEMENT DATA:

                                        COMPANY'S INCOME                            100% OF THESE ENTITIES
                                       FROM PARTIALLY OWNED      -----------------------------------------------------------------
                                           ENTITIES                         TOTAL REVENUES                NET INCOME (LOSS)
                                  -----------------------------  -------------------------------- --------------------------------
                                    2002      2001       2000       2002         2001     2000      2002          2001      2000
                                  --------  --------  ---------  ---------    --------- --------- ---------     --------  --------
($ in thousands)

Alexander's:
  Equity in income (1)........... $  7,556  $  8,465  $   1,105  $  76,193    $  69,343 $  63,965 $  23,584     $ 27,386  $  5,197
                                                                 =========    ========= ========= =========     ========  ========
  Interest income (2)............   10,401    11,899     11,948
  Development and guarantee
    fees (2)                         6,915        --         --
  Management and leasing fee
    income (1)...................    4,781     5,354      4,310
                                  --------  --------  ---------
                                  $ 29,653  $ 25,718  $  17,363
                                  --------  --------  ---------
Temperature Controlled Logistics:
  Equity in net income (loss).... $  4,144  $ 12,093  $  23,244  $ 117,663    $ 126,957 $ 154,341 $ (20,231)    $ 16,647  $ 37,284
                                                                 =========    ========= ========= =========     ========  ========
  Management fees
    income (1)...................    5,563     5,354      5,534
                                  --------  --------  ---------
                                     9,707    17,447     28,778
CESCR (3)........................       --    28,653     25,724           (3) $ 382,502 $ 344,084          (3)  $ 82,713  $ 76,707
                                                                              ========= =========               ========  ========
Newkirk MLP:
    Equity in income.............   26,499    25,470     18,632  $ 295,369    $ 179,551           $ 121,860     $ 84,900
                                                                 =========    =========           =========     ========
    Interest and other income....    8,001     5,474      5,894
Partially-Owned Office
  Buildings (4)..................    1,966     4,093      2,832
Monmouth Mall....................    1,022        --         --
Prime Group Realty LP (5)........   (1,005)       --         --
Other............................   (1,732)     (525)     4,794
                                  --------  --------  ---------
                                  $ 44,458  $ 80,612  $  86,654
                                  ========  ========  =========

----------
(1) Equity in income in 2002 includes the Company's $3,524 share of Alexander's gain on sale of its Third Avenue property. Equity in income in 2001 includes (i) the Company's $6,298 share of Alexander's gain on sale of its Fordham Road property, (ii) a charge of $1,684 representing the Company's share of abandoned development costs and (iii) $1,170 representing the Company's share of Alexander's gain on the early extinguishment of debt on its Fordham Road property. Management and leasing fee income include fees of $350 and $520 paid to the Company in 2002 and 2001 in connection with sales of real estate.
(2) Alexander's capitalizes the fees and interest charged by the Company. Because the Company owns 33.1% of Alexander's, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company's carrying amount of the investment in Alexander's.
(3) The Company owned a 34% interest in CESCR. On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.
(4) Represents the Company's interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%) and 570 Lexington Avenue (50%). On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.
(5) Represents the Company's share of net loss for the period from April 30, 2002 (date of acquisition) to September 30, 2002, which includes (i) a loss of $357 from discontinued operations and (ii) a loss of $147 from the sale of real estate. The Company's share of equity in income or loss for the period from October 1, 2002 to December 31, 2002 will be recognized in earnings in the quarter ended March 31, 2003, as the investee has not released its earnings for the year ended December 31, 2002 prior to the filing of the Company's annual report on Form 10-K.

                               VORNADO REALTY L.P.

ALEXANDER'S

OWNERSHIP

     The Company owns 1,655,000 common shares or 33.1% of the outstanding common stock of Alexander's at December 31, 2002. Alexander's is managed by and its properties are leased and developed by the Company pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Alexander's Lexington Avenue construction loan on July 3, 2002, these agreements were revised to cover the Alexander's Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the development of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006, or the payment in full of the construction loan encumbering the property. The Company is entitled to a development fee estimated to be approximately $26,300,000, based on 6% of construction costs, as defined, of which $7,667,000 has been recognized as income during the year ended December 31, 2002.

  DEBT

     At December 31, 2002, the Company had loans receivable from Alexander's of $119,000,000, including $24,000,000 drawn under the $50,000,000 line of credit the Company granted to Alexander's on August 1, 2000. The maturity date of the loan and the line of credit is the earlier of January 3, 2006 or the date the Alexander's Lexington Avenue construction loan is repaid. The interest rate on the loan and line of credit, which resets quarterly using the same spread to treasuries as presently exists with a 3% floor for treasuries, is 12.48% at December 31, 2002. The Company believes that although Alexander's has disclosed that it does not have positive cash flow sufficient to repay this loan to the Company currently, Alexander's will be able to repay the loan upon the successful development and permanent financing of its Lexington Avenue development project or through asset sales.

     On July 3, 2002, Alexander's finalized a $490,000,000 loan with HVB Real Estate Capital (HYPO Vereinsbank) to finance the construction of its approximately 1.3 million square foot multi-use building at its 59th Street and Lexington Avenue location. The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by Alexander's. The loan has an interest rate of LIBOR plus 2.5% and a term of forty-two months plus two one-year extensions. Alexander's has received an initial funding of $55,500,000 under the loan of which $25,000,000 was used to repay existing loans and notes payable. Pursuant to this loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (the "Completion Guarantee"). The $6,300,000 estimated fee payable by Alexander's to the Company for the Completion Guarantee is 1% of construction costs (as defined) and is payable at the same time that the development fee is payable. In addition, if the Company should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

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

     The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander's tenants. Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred. At December 31, 2002, $410,000 is due to the Company under this agreement.

                               VORNADO REALTY L.P.

ALEXANDER'S

OTHER

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was sold to Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate sales price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

     On October 5, 2001, Alexander's entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, Alexander's has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period.

     On May 1, 2001, Alexander's entered into a lease agreement with Bloomberg L.P., for approximately 695,000 square feet of office space. The initial term of the lease is for 25 years, with one ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with similar percentage increases each four years. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

     On August 30, 2002, Alexander's sold its Third Avenue property, located in the Bronx, New York, which resulted in a gain of $10,366,000. On January 12, 2001, Alexander's sold its Fordham Road property located in the Bronx, New York, for $25,500,000, which resulted in a gain of $19,026,000. In addition, Alexander's paid off the mortgage on its Fordham Road property at a discount, which resulted in a gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

                               VORNADO REALTY L.P.

5. NOTES AND MORTGAGE LOANS RECEIVABLE

LOAN TO COMMONWEALTH ATLANTIC PROPERTIES ("CAPI")

     On March 4, 1999 the Company made an additional $242,000,000 investment in Charles E. Smith Commercial Realty L.P. ("CESCR") by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries. The Company acquired these assets from Commonwealth Atlantic Properties, Inc. ("CAPI"), an affiliate of Lazard Freres Real Estate Investors L.L.C., for $242,000,000, immediately prior to the contribution to CESCR. In addition, the Company acquired from CAPI for $8 million the land under a Marriott Hotel located in Crystal City. The Company paid the $250,000,000 purchase price to CAPI by issuing 4,998,000 of the Company's Series E-1 convertible preferred units. In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term. The loan is secured by approximately 1.1 million of the Company's Series E-1 convertible preferred units issued to CAPI. Each Series E-1 convertible preferred unit is convertible into 1.1364 of the Company's common shares. The total value of these units, on an as-converted basis, was $46,500,000 based on a closing price of $37.20 per common share on December 31, 2002.

LOAN TO VORNADO OPERATING COMPANY ("VORNADO OPERATING")

     At December 31, 2002, the amount outstanding under the revolving credit agreement with Vornado Operating was $21,989,000. Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility. The Company has assessed the collectibility of this loan as of December 31, 2002 and determined that it is not impaired.

DEARBORN CENTER MEZZANINE CONSTRUCTION LOAN

     As of December 31, 2002, $60,758,000 is outstanding under the Dearborn Center Mezzanine Construction Loan to a special purpose entity, of which $23,392,000 has been funded by the Company, representing a 38.5% interest. The special purpose entity's sole asset is Dearborn Center, a 1.5 million square foot high-rise office tower under construction in Chicago. The entity is owned by Prime Group Realty L.P. and another investor. The Company is a member of a loan syndicate led by a money center bank. The proceeds of the loan are being used to finance the construction, and are subordinate to a $225,000,000 first mortgage. The loan is due January 21, 2004, three years from the date of the initial draw, and provides for a 1-year extension at the borrower's option (assuming net operating income at a specified level and a cash reserve sufficient to fund interest for the extension period). The loan bears interest at 12% per annum plus additional interest upon repayment ranging from a minimum of 9.5% to 11.5%.

                               VORNADO REALTY L.P.

6. DEBT

     Following is a summary of the Company's debt:

(Amounts in thousands)

                                                                  INTERST RATE                  BALANCE AS OF
                                                                     AS AT              ------------------------------
                                                                   DECEMBER 31,         DECEMBER 31,       DECEMBER 31,
                                                       MATURITY       2002                 2002               2001
                                                      ---------   -------------         -----------        ------------
Notes and Mortgages Payable:
  Fixed Interest:
  Office:
     NYC Office:
      Two Penn Plaza..........................           03/04         7.08%            $   154,669        $   157,697
      888 Seventh Avenue (1)..................           02/06         6.63%                105,000            105,000
      Eleven Penn Plaza.......................           05/07         8.39%                 50,383             51,376
      866 UN Plaza............................           04/04         7.79%                 33,000             33,000
    CESCR Office (2):
      Crystal Park 1-5........................        07/06-08/13   6.66%-8.39%             264,441                 (2)
      Crystal Gateway 1-4 Crystal Square 5....        07/12-01/25   6.75%-7.09%             215,978                 (2)
      Crystal Square 2, 3 and 4...............        10/10-11/14   7.08%-7.14%             146,081                 (2)
      Skyline Place...........................        08/06-12/09    6.6%-6.93%             139,212                 (2)
      1101 17th , 1140 Connecticut, 1730 M &
        1150 17th.............................           08/10         6.74%                 97,318                 (2)
      Courthouse Plaza 1 and 2................           01/08         7.05%                 80,062                 (2)
      Crystal Gateway N., Arlington Plaza and
        1919 S. Eads..........................           11/07         6.77%                 72,721                 (2)
      Reston Executive I, II & III............           01/06         6.75%                 73,844                 (2)
      Crystal Plaza 1-6.......................           10/04         6.65%                 70,356                 (2)
      One Skyline Tower.......................           06/08         7.12%                 65,764                 (2)
      Crystal Malls 1-4.......................           12/11         6.91%                 65,877                 (2)
      1750 Pennsylvania Avenue................           06/12         7.26%                 49,794                 (2)
      One Democracy Plaza.....................           02/05         6.75%                 27,640                 (2)
  Retail:
      Cross collateralized mortgages payable
        on 42 shopping centers................           03/10         7.93%                487,246            492,156
      Green Acres Mall........................           02/08         6.75%                150,717            152,894
      Montehiedra Town Center.................           05/07         8.23%                 59,638             60,359
      Las Catalinas Mall (3)..................           11/13         6.97%                 67,692                 --
  Merchandise Mart:
      Market Square Complex (4)...............           07/11         7.95%                 48,213             49,702
      Washington Design Center (5)............           10/11         6.95%                 48,542             48,959
      Washington Office Center................           02/04         6.80%                 44,924             46,572
      Other...................................        10/10-06/13   7.52%-7.71%              18,703             18,951
  Other:
      Industrial Warehouses (6)...............           10/11         6.95%                 49,423             50,000
      Student Housing Complex.................           11/07         7.45%                 19,019             19,243
      Other...................................           08/21         9.90%                  6,937              8,659
                                                                                        -----------        -----------
        Total Fixed Interest Notes and Mortgages
             Payable..........................                         7.17%              2,713,194          1,294,568
                                                                                        -----------        -----------

                               VORNADO REALTY L.P.

                                                                                        INTERST RATE         BALANCE AS OF
      (Amounts in thousands)                                                SPREAD          AS AT       ---------------------------
                                                                             OVER       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                              MATURITY       LIBOR          2002            2002           2001
                                                              --------   ------------   ------------    ------------   ------------
Notes and Mortgages Payable:
 Variable Interest:
 Office:
   NYC Office:
     One Penn Plaza (7) ....................................     06/05          L+125           2.67%   $    275,000   $    275,000
     770 Broadway/595 Madison Avenue
       cross-collateralized mortgage (8) ...................     04/03           L+40           1.78%        153,659        123,500
     909 Third Avenue ......................................     08/03          L+165           3.09%        105,837        105,253
     Two Park Avenue (9) ...................................     03/03          L+145             --              --         90,000
   CESCR Office:
     Tyson Dulles Plaza ....................................     06/03          L+130           2.72%         69,507             (2)
     Commerce Executive III, IV & V ........................     07/03          L+150           2.92%         53,307             (2)
 Merchandise Mart:
     Merchandise Mart (9) ..................................     10/02          L+150             --              --        250,000
     Furniture Plaza .......................................     02/03          L+200           3.44%         48,290         43,524
     33 North Dearborn Street ..............................     09/03          L+175           3.13%         18,926         19,000
     350 North Orleans (9) .................................     06/02          L+165             --              --         70,000
     Other .................................................     01/03       Prime-50           3.75%             --            294
 Other:
     Palisades construction loan ...........................     02/04          L+185           3.17%        100,000         90,526
     Hotel Pennsylvania ....................................     10/02          L+160             --              --        115,508
                                                                                                        ------------   ------------
       Total Variable Interest Notes and
            Mortgages Payable ..............................                                    3.07%        824,526      1,182,605
                                                                                                        ------------   ------------
 Total Notes and Mortgages Payable .........................                                            $  3,537,720   $  2,477,173
                                                                                                        ============   ============

 Senior unsecured debt due 2007 at fair value
    ($34,245 in excess of accreted note
    balance) (9) ...........................................     06/07           L+77           2.15%   $    533,600   $         --
                                                                                                        ============   ============

 Unsecured revolving credit facility .......................     07/03           L+90             --    $         --   $         --
                                                                                                        ============   ============

----------
(1) On January 11, 2001, the Company completed a $105,000 refinancing of its 888 Seventh Avenue office building. The loan bears interest at a fixed rate of 6.63% and matures on February 1, 2006. A portion of the proceeds received was used to repay the then existing mortgage of $55,000.
(2) On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Prior to January 1, 2002, the Company's share of CESCR's debt was included in Investments in and Advances to Partially-Owned Entities. In connection with the acquisition, CESCR's fixed rate debt of $1,282,780 was fair valued at $1,317,428 under purchase accounting.
(3) On September 23, 2002, the Company acquired the 50% of the Mall and the 25% of Kmart's anchor store it did not already own. Prior to this date, the Company accounted for its investment on the equity method and the Company's share of the debt was included in Investments in and Advances to Partially-Owned Entities.
(4) On July 11, 2001, the Company completed a $50,000 refinancing of its Market Square Complex. The loan bears interest at a fixed rate of 7.95% per annum and matures in July 2011. The proceeds received were used to repay the then existing mortgage of $49,000.
(5) On October 16, 2001, the Company completed a $49,000 refinancing of its Washington Design Center property. The loan bears interest at a fixed rate of 6.95% and matures on October 16, 2011. A portion of the proceeds received was used to repay the then existing mortgage of $23,000.
(6) On September 20, 2001, the Company completed a $50,000 mortgage financing, cross collateralized by its eight industrial warehouse properties. The loan bears interest at a fixed rate of 6.95% per annum and matures on October 1, 2011.
(7) On June 21, 2002, one of the lenders purchased the other participant's interest in the loan. At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and
     (ii) the granting of two 1-year renewal options to the Company.
(8) On April 1, 2002, the Company increased its mortgage financing cross collateralized by its 770 Broadway/595 Madison Avenue properties by $115,000. On July 15, 2002, the Company repaid $84,841 with proceeds received from a third party which resulted in a gain on transfer of mortgages of $2,096. The proceeds of the loan are in a restricted mortgage escrow account which bears interest at the same rate as the loan, and at December 31, 2002 totals $153,659.
(9) On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007. Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002. The notes were priced at 99.856% of their face amount to yield 5.659%. The net proceeds of approximately $496,300 were used to repay the mortgage payable on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline. On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (2.15% if set on December 31, 2002). As a result of the hedge accounting for the interest rate swap on the Company's senior unsecured debt, the Company recorded a fair value adjustment of $34,245, as of December 31, 2002 which is equal to the fair value of the interest rate swap asset.

                               VORNADO REALTY L.P.

     The net carrying amount of properties collateralizing the notes and mortgages amounted to $4,938,012,000 at December 31, 2002. As at December 31, 2002, the principal repayments for the next five years and thereafter are as follows:

                ($ in thousands)

                YEAR ENDING DECEMBER 31,                               AMOUNT
                ------------------------                            ------------
                2003...........................................     $   449,526(1)
                2004...........................................         402,949
                2005...........................................         302,640
                2006...........................................         261,385
                2007...........................................         822,536
                Thereafter.....................................       1,832,284

                ----------
                (1) Includes $153,659 which is offset by an equivalent amount of cash held in a restricted mortgage escrow account.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its revolving credit agreement and its senior unsecured notes due 2007, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. The Company has received correspondence from four lenders regarding terrorism insurance coverage, to which the Company has responded. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

                               VORNADO REALTY L.P.

7. PARTNERS' CAPITAL

                                              Outstanding Units at                     Preferred or
                                            -------------------------     Per Unit        Annual         Conversion
                                            December 31,  December 31,   Liquidation   Distribution       Rate Info
     Unit Series                                2002         2001        Preference        Rate         Class A Units
     -------------------                    -----------   -----------   ------------   ------------     -------------
     Convertible Preferred:
         Series A .......................     1,450,623     5,520,435   $      50.00   $       3.25           1.38504
         Series B .......................     3,400,000     3,400,000   $      25.00   $      2.125                --
         Series C .......................     4,600,000     4,600,000   $      25.00   $      2.125                --
         5.0% B-1 Convertible Preferred .       899,566       899,566   $      50.00   $       2.50              .914
         8.0% B-2 Convertible Preferred .       449,783       449,783   $      50.00   $       4.00              .914
         6.5% C-1 Convertible Preferred .       747,912       747,912   $      50.00   $       3.25            1.1431
         6.5% E-1 Convertible Preferred .     4,998,000     4,998,000   $      50.00   $       3.25(1)         1.1364
         9.00% F-1 Preferred ............       400,000       400,000   $      25.00   $       2.25                (2)
     Perpetual Preferred: (3)
         8.5% D-1 Cumulative
           Redeemable Preferred .........     3,500,000     3,500,000   $      25.00   $      2.125               N/A
         8.375% D-2 Cumulative Redeemable
           Preferred ....................       549,336       549,336   $      50.00   $     4.1875               N/A
         8.25% D-3 Cumulative Redeemable
           Preferred ....................     8,000,000     8,000,000   $      25.00   $     2.0625               N/A
         8.25% D-4 Cumulative Redeemable
           Preferred ....................     5,000,000     5,000,000   $      25.00   $     2.0625               N/A
         8.25% D-5 Cumulative Redeemable
           Preferred ....................     6,480,000     7,480,000   $      25.00   $     2.0625               N/A
         8.25% D-6 Cumulative Redeemable
           Preferred ....................       840,000       840,000   $      25.00   $     2.0625               N/A
         8.25% D-7 Cumulative Redeemable
           Preferred ....................     7,200,000     7,200,000   $      25.00   $     2.0625               N/A
         8.25% D-8 Cumulative Redeemable
           Preferred ....................       360,000       360,000   $      25.00   $     2.0625               N/A
         8.25% D-9 Cumulative Redeemable
           Preferred ....................     1,800,000     1,800,000   $      25.00   $     2.0625               N/A

         General Partnership Interest(4)
         Limited Partnership Interest:
           Class A (5)...................   129,586,182   104,858,442            N/A   $       2.72               N/A

----------
(1) Increases to $3.38 in March 2006.
(2) Holders have the right to require the Company to redeem the outstanding F-1 units for cash equal to the Liquidation Preference of $25.00 per unit.
(3) Convertible at the option of the holder for an equivalent amount of the Company's preferred units and redeemable at the Company's option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).
(4) Included in Class A units are 108,629,736 and 99,035,023 units owned by the general partner at December 31, 2002 and 2001, respectively.
(5) Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company's option for cash.

                               VORNADO REALTY L.P.

8. EMPLOYEES' SHARE OPTION PLAN

     The Company grants various officers and employees incentive share options and non-qualified options to purchase common shares of Vornado. Options granted are at prices equal to 100% of the market price of Vornado's shares at the date of grant. Shares vest on a graduated basis, becoming fully vested 36 months after grant. All options expire ten years after grant. An equivalent number of Class A units are issued when options are exercised.

     The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined. As of December 31, 2002, there were 250,927 restricted shares or rights to receive restricted shares outstanding, excluding 626,566 shares issued to the Company's President in connection with his employment agreement.

     In 2002 and prior years, the Company accounted for stock-based compensation using the intrinsic value method. Accordingly, no stock-based compensation was recognized in the Company's financial statements for these years. If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below, for the years ended December 31, 2002, 2001, and 2000:

                                                                                                  DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                    2002              2001            2000
                                                                                  ---------        ---------        ---------
       (Amounts in thousands, except unit and per unit amounts)
       Net income applicable to Class A units:
           As reported...................................................         $ 251,088        $ 242,766        $ 209,664
           Stock-based compensation cost.................................           (10,244)         (13,425)         (18,311)
                                                                                  ---------        ---------        ---------
           Pro-forma                                                              $ 240,844        $ 229,341        $ 191,353
                                                                                  =========        =========        =========
       Net income per Class A unit:
           Basic:
             As reported.................................................         $    1.97        $    2.55        $    2.26
             Pro-forma...................................................              1.89             2.41             2.06
           Diluted:
             As reported.................................................         $    1.92        $    2.47        $    2.20
             Pro forma...................................................              1.84             2.34             2.01

                               VORNADO REALTY L.P.

     The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2002, 2001 and 2000.

                                                                                  DECEMBER 31,
                                                                          ------------------------------
                                                                            2002       2001        2000
                                                                          -------     ------      ------
       Expected volatility..............................................      17%        17%         17%
       Expected life....................................................    5 years    5 years     5 years
       Risk-free interest rate..........................................     3.0%      4.38%        5.0%
       Expected dividend yield..........................................     6.0%       6.0%        6.0%

     A summary of the Plan's status and changes during the years then ended, is presented below:

                                                  2002                          2001                              2000
                                       ---------------------------   -----------------------------   -------------------------------
                                                       WEIGHTED-                       WEIGHTED-                         WEIGHTED-
                                                       AVERAGE                         AVERAGE                           AVERAGE
                                                       EXERCISE                        EXERCISE                          EXERCISE
                                         SHARES         PRICE           SHARES          PRICE            SHARES           PRICE
                                       ----------   --------------   -----------    --------------   --------------   --------------
Outstanding at January 1 ...........   15,453,100   $        32.25    15,861,260    $        32.25       11,472,352   $        32.65
Granted ............................    3,655,500            42.14        26,000             35.88        4,863,750            31.02
Exercised ..........................     (114,181)           28.17      (314,965)            31.91         (377,440)           26.29
Cancelled ..........................     (198,053)           39.64      (119,195)            34.12          (97,402)           34.86
                                       ----------                    -----------                     --------------
Outstanding at December 31..........   18,796,366            34.60    15,453,100             32.25       15,861,260            32.26
                                       ==========   ==============    ==========    ==============   ==============   ==============
Options exercisable at December 31..   13,674,177   $        33.00    11,334,124                          7,272,878
                                       ==========   ==============   ===========                     ==============
Weighted-average fair value of
    options granted during the year
    ended December 31 (per option)..   $     3.06                    $      3.46                     $         2.98
                                       ==========                    ===========                     ==============

                               VORNADO REALTY L.P.

     The following table summarizes information about options outstanding under the Plan at December 31, 2002:

                                         OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                   --------------------------------------------------------------     ---------------------------------------
                         NUMBER           WEIGHTED-AVERAGE                                  NUMBER
   RANGE OF          OUTSTANDING AT           REMAINING          WEIGHTED-AVERAGE       EXERCISABLE AT       WEIGHTED-AVERAGE
EXERCISE PRICE     DECEMBER 31, 2002      CONTRACTUAL LIFE        EXERCISE PRICE      DECEMBER 31, 2002       EXERCISE PRICE
--------------     -----------------     -------------------     ----------------     -----------------      ----------------
 $ 0 -  $ 12                26,308             0.1 Years              $  11.42                  26,308            $  11.42
 $12 -  $ 19                74,500             2.3 Years              $  17.89                  74,500            $  17.89
 $19 -  $ 24             3,500,000             3.9 Years              $  23.47               3,500,000            $  23.47
 $24 -  $ 27               149,570             4.1 Years              $  26.28                 149,570            $  26.28
 $27 -  $ 32             4,969,502             6.7 Years              $  30.72               3,543,983            $  30.70
 $32 -  $ 36             2,856,725             6.1 Years              $  33.68               2,772,740            $  33.65
 $36 -  $ 40               211,170             4.8 Years              $  38.92                 204,735            $  39.00
 $40 -  $ 44             4,235,591             8.7 Years              $  42.26                 664,341            $  43.05
 $44 -  $ 46             2,508,000             5.0 Years              $  45.31               2,473,000            $  45.31
 $46 -  $ 49               265,000             5.1 Years              $  48.41                 265,000            $  48.41
                       -----------                                                          ----------
 $ 0 -  $ 49            18,796,366             6.2 Years              $  34.60              13,674,177            $  33.00
                       ===========                                                          ==========

Shares available for future grant under the Plan at December 31, 2002 were 9,963,500, of which 2,500,000 are subject to shareholder approval.

9. RETIREMENT PLAN

     In December 1997, benefits under the Company's Retirement Plan were frozen. Prior to December 31, 1997, the Company's qualified plan covered all full-time employees. The Plan provided annual pension benefits that were equal to 1% of the employee's annual compensation for each year of participation. The funding policy is in accordance with the minimum funding requirements of ERISA.

     Pension expense includes the following components:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   2002         2001         2000
                                                                                ---------     --------    --------
         (Amounts in thousands, except percentages)

         Interest cost on projected benefit obligation.................         $   587       $   565     $   567
         Expected return on assets.....................................            (235)         (412)       (374)
         Net amortization and deferral.................................             (56)           32          30
                                                                                -------       -------     -------
         Net pension expense...........................................         $   296       $   185     $   223
                                                                                =======       =======     =======
         Assumptions used in determining the net pension expense:
         Discount rate.................................................            6.25%         7.25%       7.75%
         Rate of increase in compensation levels.......................              --*           --*         --*
         Expected rate of return on assets.............................            7.00%         7.00%       7.00%

     * Not applicable, as benefits under the Plan were frozen in December 1997.

                               VORNADO REALTY L.P.

     The following table sets forth the Plan's funded status and the amount recognized in the Company's balance sheet:

     ($ in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                   2002              2001               2000
                                                                 ---------         ---------          ---------
         CHANGE IN BENEFIT OBLIGATION
             Benefit obligation at beginning of year             $   7,950         $   7,530          $   7,918
             Interest cost                                             587               565                567
             Benefit payments                                         (970)             (793)              (637)
             Experience loss/(gain)                                  1,451               648               (318)
                                                                 ---------         ---------          ---------
             Benefit obligation at end of year                       9,018             7,950              7,530
                                                                 ---------         ---------          ---------
         CHANGE IN PLAN ASSETS
             Fair value of plan assets at beginning of year          6,056             5,732              5,284
             Employer contribution                                     667               821                698
             Benefit payments                                         (970)             (793)              (637)
             Actual return on assets                                   235               295                387
                                                                 ---------         ---------          ---------
             Fair value of plan assets at end of year                5,988             6,055              5,732
                                                                 ---------         ---------          ---------
         Funded status                                              (3,030)           (1,895)            (1,798)
             Unrecognized loss                                       3,517             2,011              1,279
                                                                 ---------         ---------          ---------
         NET AMOUNT RECOGNIZED                                   $     487         $     116          $    (519)
                                                                 =========         =========          =========
         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
           SHEETS CONSIST OF:
             Accrued benefit liability                           $  (3,030)        $  (1,895)         $  (1,798)
             Accumulated other comprehensive loss                    3,517             2,011              1,279
                                                                 ---------         ---------          ---------
         NET AMOUNT RECOGNIZED                                   $     487         $     116          $    (519)
                                                                 =========         =========          =========

     Plan assets are invested in U.S. government obligations and securities backed by U.S. government guaranteed mortgages.

                               VORNADO REALTY L.P.

10. LEASES

  AS LESSOR:

     The Company leases space to tenants in office buildings and shopping centers under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants' sales. As of December 31, 2002, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

                     ($ in thousands)
                     YEAR ENDING DECEMBER 31:                                                       AMOUNT
                     -----------------------                                                     ------------
                     2003................................................................        $  1,078,251
                     2004................................................................             980,075
                     2005................................................................             856,829
                     2006................................................................             755,350
                     2007................................................................             679,393
                     Thereafter..........................................................           3,427,665

     These amounts do not include rentals based on tenants' sales. These percentage rents approximated $1,832,000, $2,157,000, and $4,825,000 for the years ended December 31, 2002, 2001, and 2000.

     FORMER BRADLEES LOCATIONS

     The Company previously leased 18 locations to Bradlees which closed all of its stores in February 2001. The Company has re-leased nine of the former Bradlees locations; three to Kohl's, two each to Lowe's and Haynes Furniture, and one each to Home Depot and Wal-Mart. Lowe's and Wal-Mart will construct their own stores, subject to the receipt of various governmental approvals and the relocation of existing tenants. In addition, the leases for four other former Bradlees locations were assigned by Bradlees to other retailers. Of the remaining five locations which are currently vacant, two of the leases are guaranteed and the rent is being paid by Stop & Shop, a wholly-owned subsidiary of Koninklijke Ahold NV (formerly Royal Ahold NV), an international food retailer. Stop & Shop remains contingently liable for rent at a number of the former Bradlees locations for the term of the Bradlees leases.

     Property rentals for the year ended December 31, 2002, include $5,000,000 of additional rent which was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty, dated May 1, 1992. This amount is in addition to all other rent guaranteed at the former Bradlees locations. On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. The additional rent provision of the guaranty expires at the earliest in 2012. The Company intends to vigorously contest Stop & Shop's position.

     In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission. The Company cannot predict what effect, if any, this situation involving Koninklijke Ahold NV may have on Stop & Shop's ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10,500,000 million per annum.

                               VORNADO REALTY L.P.

     Except for the U.S. Government, which accounted for 11.4% of the Company's revenue, none of the Company's other tenants represented more than 10% of total revenues for the year ended December 31, 2002.

 AS LESSEE:
     The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years. Future minimum lease payments under operating leases at December 31, 2002, are as follows:

          ($ in thousands)
          YEAR ENDING DECEMBER 31:                                                     AMOUNT
          ------------------------                                                   ----------
          2003..................................................................     $   15,347
          2004..................................................................         14,641
          2005..................................................................         14,644
          2006..................................................................         14,797
          2007..................................................................         14,762
          Thereafter............................................................        954,980

     Rent expense was $17,157,000, $15,433,000, and $15,248,000 for the years ended December 31, 2002, 2001, and 2000.

                               VORNADO REALTY L.P.

11. COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company's $1,000,000,000 revolving credit facility had a zero balance, and the Company utilized $9,112,000 of availability under the facility for letters of credit and guarantees. In addition there were $7,667,000 of other letters of credit outstanding.

     In conjunction with the closing of Alexander's Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander's (see note 4 - Investments in and Advances to Partially-Owned Entities).

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

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In the second quarter of 2002, the Company received correspondence from four lenders regarding terrorism insurance coverage, which the Company has responded to. In these letters the lenders took the position that under the agreements governing the loans provided by these lenders the Company was required to maintain terrorism insurance on the properties securing the various loans. The aggregate amount of borrowings under these loans as of December 31, 2002 was approximately $770.4 million, and there was no additional borrowing capacity. Subsequently, the Company obtained an aggregate of $360 million of separate coverage for "terrorist acts". To date, one of the lenders has acknowledged to the Company that it will not raise any further questions based on the Company's terrorism insurance coverage in place, and the other three lenders have not raised any further questions regarding the Company's insurance coverage. If lenders insist on greater coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties and to expand its portfolio.

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

     The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. The Company had $33,393,000 and $15,235,000 of cash invested in these agreements at December 31, 2002 and 2001.

                               VORNADO REALTY L.P.

12. RELATED PARTY TRANSACTIONS

     LOAN AND COMPENSATION AGREEMENTS

     On May 29, 2002, Mr. Roth replaced common shares of the Company securing the Company's outstanding loan to Mr. Roth with options to purchase common shares of the Company with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

     At December 31, 2002, the loan due from Mr. Roth in accordance with his employment arrangement was $13,122,500 ($4,704,500 of which is shown as a reduction in partners' capital). The loan bears interest at 4.49 % per annum (based on the applicable Federal rate) and matures in January 2006. The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis. Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.

     At December 31, 2002, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000. The loans which were scheduled to mature in 2003 have been extended to 2006 in connection with the extension of Mr. Fascitelli's employment agreement (discussed below), and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

     Pursuant to his 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company's option, in either 919,540 Company common shares or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million. The Company delivered 919,540 shares to a rabbi trust upon execution of the 1996 employment agreement. The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" as the agreement permitted settlement in either cash or common shares. Following the guidance in EITF 97-14, the Company recorded changes in fair value of its compensation obligation with a corresponding increase in the liability "Officer's Deferred Compensation". Effective as of June 7, 2001, the payment date was deferred until November 30, 2004. Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares) establishing a measurement date for the Company's stock compensation obligation; accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting. Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Partners' Capital as "Deferred compensation shares earned but not yet delivered." In addition, future changes in the value of the shares are no longer recognized as additional compensation expense. The fair value of this obligation was $34,207,000 at December 31, 2002. The Company has reflected this liability as Deferred Compensation Shares Not Yet Delivered in the Partners' Capital section of the balance sheet. For the years ended December 31, 2001 and 2000, the Company recognized approximately $4,744,000 and $3,733,000 of compensation expense of which $2,612,000 and $1,968,000 represented the appreciation in value of the shares in each period and $2,132,000 and $1,765,000 represented dividends paid on the shares.

     Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006. Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed). The shares are being held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002. The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares. The value of these shares is being amortized ratably over the one year vesting period as compensation expense.

     Pursuant to the Company's annual compensation review in February 2002 with Joseph Macnow, the Company's Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006. The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow's June 2002 exercise of options to purchase 225,000 Vornado common shares. The loan is collateralized by assets with a value of not less than two times the loan amount. As a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

                               VORNADO REALTY L.P.

     One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling $1,500,000 at December 31, 2002. The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2002).

     TRANSACTIONS WITH AFFILIATES AND OFFICERS AND TRUSTEES OF THE COMPANY


     ALEXANDER'S

     The Company owns 33.1% of Alexander's. Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander's and the Company provides various services to Alexander's in accordance with management and leasing agreements. See Note 4 "Investments in Partially-Owned Entities" for further details.

     The Company constructed a $16.3 million community facility and low-income residential housing development (the "30th Street Venture"), in order to receive 163,728 square feet of transferable development rights, generally referred to as "air rights". The Company donated the building to a charitable organization. The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot. An additional 28,821 square feet of air rights was purchased by Alexander's at a price of $120 per square foot for use at Alexander's 59th Street development project (the "59th Street Project"). In each case, the Company received cash in exchange for air rights. The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture. These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project. The 30th Street Venture asked Alexander's to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights. In October 2002, the Company sold 28,111 square feet of air rights to Alexander's for an aggregate purchase price of $3,059,000 (an average of $109 per square foot). Alexander's then sold an equal amount of air rights to the third party buyers for an aggregate purchase price of $3,339,000 (an average of $119 per square foot).

     INTERSTATE PROPERTIES

     The Company currently manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days' notice at the end of the term. Although the management agreement was not negotiated at arm's length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. For the years ended December 31, 2002, 2001, and 2000, $1,450,000, $1,655,000,
and $1,418,000 of management fees were earned by the Company pursuant to the management agreement.

     BUILDING MAINTENANCE SERVICE COMPANY ("BMS")

     On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services primarily to the Company's Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including Mr. Greenbaum, an executive officer of the Company. The Company paid BMS $53,024,000, $51,280,000, and $47,493,000 for the years ended December 31, 2002, 2001 and 2000 for services rendered to the Company's Manhattan office properties. Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

                               VORNADO REALTY L.P.

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

     Vornado Operating has disclosed that in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses. Further, Vornado Operating states that its only investee, AmeriCold Logistics ("Tenant"), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant). Management anticipates a further lease restructuring and the sale and/or financing of assets by AmeriCold Logistics, and accordingly, Vornado Operating is expected to have a source to repay the debt under this facility, which may be extended. Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

     CARTHAGE, MISSOURI AND KANSAS CITY, KANSAS QUARRIES

       On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the tenant of the Temperature Controlled Logistics facilities for $20,000,000 in cash. The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest. AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating. Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company's Revolving Credit Facility. On December 31, 2002, the joint venture purchased $5,720,000 of trade receivables from AmeriCold Logistics at a 2% discount, of which the Company's share was $2,464,000.

     OTHER

     The Company owns preferred securities in Capital Trust, Inc. ("Capital Trust") totaling $29,212,000 at December 31, 2002. Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust.

     On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue to the other venture partner, an entity controlled by the late Bernard Mendik, a former trustee and executive officer of the Company, for $60,000,000, resulting in a gain to the Company of $12,445,000. The sale was initiated by the Company's partner and was based on a competitive bidding process handled by an independent broker. The Company believes that the terms of the sale were at arm's length and were fair to the Company.

     During 2002 and 2001, the Company paid $147,000 and $136,000 for legal services to a firm in which one of the Company's trustees is a member.

     On January 1, 2001, the Company acquired the common stock of various preferred stock affiliates which was owned by Officers and Trustees of the Company and converted them to taxable REIT subsidiaries. The total acquisition price was $5,155,000. The purchase price, which was the estimated fair value, was determined by both independent appraisal and by reference to the individuals' pro rata share of the earnings of the preferred stock affiliates during the three-year period that these investments were held.

     In connection with the Park Laurel condominium project, in 2001 the joint venture accrued $5,779,000 of awards under the venture's incentive compensation plan.

                               VORNADO REALTY L.P.

13. INCOME PER CLASS A UNIT

     The following table sets forth the computation of basic and diluted income per Class A unit:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                               2002          2001            2000
                                                                         --------------   -----------    ------------
(Amounts in thousands, except per unit amounts)

Numerator:
    Income before gains on sale of real estate and cumulative
      effect of change in accounting principle....................       $      400,431   $   362,196    $    323,435
    Gains on sale of real estate..................................                   --        15,495          10,965
    Cumulative effect of change in accounting
      principle...................................................              (30,129)       (4,110)             --
                                                                         --------------   -----------    ------------
    Net income....................................................              370,302       373,581         334,400
    Preferred unit distributions..................................             (119,214)     (130,815)       (124,736)
                                                                         --------------   -----------    ------------
Numerator for basic and diluted income per
  Class A units - net income applicable to Class A units..........       $      251,088   $   242,766    $    209,664
                                                                         ==============   ===========    ============
Denominator:
    Denominator for basic income per Class A unit - weighted
      average units...............................................              127,158        95,241          92,941
    Effect of dilutive securities:
      Employee unit options and restricted unit awards............                3,780         2,964           2,171
                                                                         --------------   -----------    ------------
    Denominator for diluted income per Class A unit -
      adjusted weighted average units and
      assumed conversions.........................................              130,938        98,205          95,112
                                                                         ==============   ===========    ============
INCOME PER CLASS A UNIT - BASIC:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle..................       $         2.21   $      2.42    $       2.14
      Gains on sale of real estate................................                   --           .17             .12
      Cumulative effect of change in accounting
        principle.................................................                 (.24)         (.04)             --
                                                                         --------------   -----------    ------------
      Net income per Class A unit.................................       $         1.97   $      2.55    $       2.26
                                                                         ==============   ===========    ============
INCOME PER CLASS A UNIT - DILUTED:
      Income before gains on sale of real estate and cumulative
        effect of change in accounting principle..................       $         2.15   $      2.34    $       2.08
      Gains on sale of real estate................................                   --           .17             .12
      Cumulative effect of change in accounting
         principle................................................                 (.23)         (.04)             --
                                                                         --------------   -----------    ------------
      Net income per Class A unit.................................       $         1.92   $      2.47    $       2.20
                                                                         ==============   ===========    ============

                               VORNADO REALTY L.P.

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summary represents the results of operations for each quarter in 2002, 2001 and 2000:

                                                                                 NET INCOME           NET INCOME PER
                                                                                APPLICABLE TO         CLASS A UNIT(1)
                                                                                   CLASS A        ----------------------
                                                                REVENUE             UNITS          BASIC        DILUTED
                                                              ------------      -------------     --------      --------
       (Amounts in thousands, except unit amounts)
       2002
         March 31 .........................................   $    348,905(2)   $     54,704(2)   $    .44(2)   $    .42(2)
         June 30 ..........................................        355,763(2)         77,894(2)        .61(2)        .59(2)
         September 30 .....................................        363,571(2)         70,833(2)        .55(2)        .54(2)
         December 31 ......................................        366,831            47,657           .37           .36

       2001

         March 31 .........................................   $    242,610      $     50,482      $    .54      $    .52
         June 30 ..........................................        246,075            61,284           .65           .64
         September 30 .....................................        250,265            72,136           .76           .74
         December 31 ......................................        246,823            58,864           .59           .57

       2000

         March 31 .........................................   $    195,279      $     50,523      $    .55      $    .54
         June 30 ..........................................        198,745            50,291           .55           .53
         September 30 .....................................        215,655            62,823           .68           .65
         December 31 ......................................        216,293            46,027           .48           .47

       ----------
       (1) The total for the year may differ from the sum of the quarters as a result of weighting.
       (2) Restated to include the effect of SFAS 141 - Business Combinations, for the amortization of above and below market leases acquired in 2002. The effect of restatement on each of the first three quarters on net income and net income per Class A unit was $940 or $.02 per diluted Class A unit.

16.  COSTS OF ACQUISITIONS AND DEVELOPMENT NOT CONSUMMATED

     The Company has a 70% interest in a joint venture to develop an office tower over the Port Authority Bus Terminal in New York City. Current market conditions have resulted in the joint venture writing off $9,700,000 in the fourth quarter of 2002, representing all pre-development costs capitalized to date, of which the Company's share is $6,874,000.

     In 2001, the Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center. Accordingly, the Company wrote-off costs of $5,223,000 primarily associated with the World Trade Center.

                               VORNADO REALTY L.P.

17. SEGMENT INFORMATION

     The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics. Prior to 2001, income from the Company's preferred stock affiliates ("PSAs") was included in income from partially-owned entities. On January 1, 2001, the Company acquired the common stock of its PSAs and converted these entities to taxable REIT subsidiaries. Accordingly, the Hotel portion of the Hotel Pennsylvania and the management companies (which provide services to the Company's business segments and operate the Trade Show business of the Merchandise Mart division) have been consolidated effective January 1, 2001. Amounts for the years ended December 31, 2000 have been reclassified to give effect to the consolidation of these entities as if consolidated as of January 1, 2000. In addition, the Company has revised Adjusted EBITDA as previously reported for the year ended December 31, 2001 and 2000 to include income from the early extinguishment of debt of $1,170,000 in 2001 and expense from the early extinguishment of debt of $1,125,000 in 2000 because such items are no longer treated as extraordinary items in accordance with Generally Accepted Accounting Principles.

($ in thousands)                                                              December 31, 2002
                                                           --------------------------------------------------------
                                                                                                        Merchandise
                                                              Total         Office         Retail           Mart
                                                           -----------    -----------    -----------    -----------
Rentals.................................................   $ 1,248,903    $   867,938    $   127,561    $   195,899
Expense reimbursements..................................       159,978         89,890         51,750         14,754
Other income............................................        26,189         21,221          1,653          2,951
                                                           -----------    -----------    -----------    -----------
Total revenues..........................................     1,435,070        979,049        180,964        213,604
                                                           -----------    -----------    -----------    -----------
Operating expenses......................................       541,596        343,723         65,455         86,022
Depreciation and amortization...........................       205,826        146,746         15,507         26,716
General and administrative..............................        98,458         34,346          5,036         20,382
Costs of acquisitions and development
    not consummated.....................................         6,874             --             --             --
Amortization of officers deferred
    compensation expense................................        27,500             --             --             --
                                                           -----------    -----------    -----------    -----------
Total expenses..........................................       880,254        524,815         85,998        133,120
                                                           -----------    -----------    -----------    -----------
Operating income........................................       554,816        454,234         94,966         80,484
Income applicable to Alexander's........................        29,653             --             --             --
Income from partially-owned entities....................        44,458          1,966           (687)          (339)
Interest and other investment income....................        31,685          6,472            323            507
Interest and debt expense...............................      (239,525)      (141,044)       (56,643)       (22,948)
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate.........       (17,471)            --             --          2,156
Minority interest.......................................        (3,185)        (3,526)            --             --
                                                           -----------    -----------    -----------    -----------
Income before gains on sale of real estate and
  cumulative effect of change in accounting principle...       400,431        318,102         37,959         59,860
Gains on sale of real estate............................            --             --             --             --
Cumulative effect of change in accounting principle.....       (30,129)            --             --             --
                                                           -----------    -----------    -----------    -----------
Net income..............................................       370,302        318,102         37,959         59,860
Cumulative effect of change in accounting principle.....        30,129             --             --             --
Interest and debt expense(3)............................       302,009        139,157         58,409         23,461
Depreciation and amortization(3)........................       257,707        149,361         17,532         27,006
                                                           -----------    -----------    -----------    -----------
EBITDA..................................................       960,147        606,620        113,900        110,327
Adjustments:
Minority interest.......................................         3,185          3,526             --             --
Gains (losses) on sale of real estate(3)................        (1,405)            --             --             --
Straight-lining of rents(3).............................       (29,837)       (24,352)        (1,863)        (1,772)
Amortization of below market leases, net................       (12,634)       (12,469)          (165)            --
Other...................................................         1,549             --            860            323
                                                           -----------    -----------    -----------    -----------
Adjusted EBITDA(1)......................................   $   921,005    $   573,325    $   112,732    $   108,878
                                                           -----------    -----------    -----------    -----------
Balance sheet data:
    Real estate, net....................................   $ 6,822,268    $ 5,012,626    $   575,085    $   891,701
    Investments and advances to
      partially-owned entities..........................       997,711         29,421         56,375         42,497
    Capital expenditures:
      Acquisitions......................................     2,739,746      2,650,298         89,448             --
      Other.............................................       164,162        114,375          3,019         20,852

                                                               December 31, 2002
                                                           --------------------------
                                                           Temperature
                                                            Controlled
                                                            Logistics       Other(2)
                                                           -----------    -----------
Rentals.................................................   $        --    $    57,505
Expense reimbursements..................................            --          3,584
Other income............................................            --            364
                                                           -----------    -----------
Total revenues..........................................            --         61,453
                                                           -----------    -----------
Operating expenses......................................            --         46,396
Depreciation and amortization...........................            --         16,857
General and administrative..............................            --         38,694
Costs of acquisitions and development
    not consummated.....................................            --          6,874
Amortization of officers deferred
    compensation expense................................            --         27,500
                                                           -----------    -----------
Total expenses..........................................            --        136,321
                                                           -----------    -----------
Operating income........................................            --        (74,868)
Income applicable to Alexander's........................            --         29,653
Income from partially-owned entities....................         9,707         33,811
Interest and other investment income....................            --         24,383
Interest and debt expense...............................            --        (18,890)
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate.........            --        (19,627)
Minority interest.......................................            --            341
                                                           -----------    -----------
Income before gains on sale of real estate and
  cumulative effect of change in accounting principle...         9,707        (25,197)
Gains on sale of real estate............................            --             --
Cumulative effect of change in accounting principle.....       (15,490)       (14,639)
                                                           -----------    -----------
Net income..............................................        (5,783)       (39,836)
Cumulative effect of change in accounting principle.....        15,490         14,639
Interest and debt expense(3)............................        25,617         55,365
Depreciation and amortization(3)........................        34,474         29,334
                                                           -----------    -----------
EBITDA..................................................        69,798         59,502
Adjustments:
Minority interest.......................................            --           (341)
Gains (losses) on sale of real estate(3)................         2,026         (3,431)
Straight-lining of rents(3).............................            --         (1,850)
Amortization of below market leases, net................            --             --
Other...................................................            --            366
                                                           -----------    -----------
Adjusted EBITDA(1)......................................   $    71,824    $    54,246
                                                           -----------    -----------
Balance sheet data:
    Real estate, net....................................   $        --    $   342,856
    Investments and advances to
      partially-owned entities..........................       448,295        421,123
    Capital expenditures:
      Acquisitions......................................            --             --
      Other.............................................         5,588         20,328

See notes on page 140.

                               VORNADO REALTY L.P.

($ in thousands)                                                              December 31, 2001
                                                          --------------------------------------------------------
                                                                                                       Merchandise
                                                             Total          Office        Retail          Mart
                                                          -----------    -----------    -----------    -----------
Rentals ...............................................   $   841,999    $   461,606    $   121,023    $   197,668
Expense reimbursements ................................       133,114         67,470         49,436         13,801
Other income ..........................................        10,660          3,775          1,154          3,324
                                                          -----------    -----------    -----------    -----------
Total revenues ........................................       985,773        532,851        171,613        214,793
                                                          -----------    -----------    -----------    -----------
Operating expenses ....................................       398,969        217,581         56,547         83,107
Depreciation and amortization .........................       123,862         71,425         14,767         25,397
General and administrative ............................        72,572         12,421          3,576         18,081
Costs of acquisitions and development
    not consummated ...................................         5,223             --             --             --
                                                          -----------    -----------    -----------    -----------
Total expenses ........................................       600,626        301,427         74,890        126,585
                                                          -----------    -----------    -----------    -----------
Operating income ......................................       385,147        231,424         96,723         88,208
Income applicable to Alexander's ......................        25,718             --             --             --
Income from partially-owned entities ..................        80,612         32,746          1,914            149
Interest and other investment income ..................        54,385          6,866            608          2,045
Interest and debt expense .............................      (173,076)       (54,667)       (55,358)       (33,354)
Net loss disposition of wholly-owned and
  partially-owned assets other than real estate .......        (8,070)            --             --            160
Minority interest .....................................        (2,521)        (2,466)            --            (40)
                                                          -----------    -----------    -----------    -----------
Income before gains on sale of real estate and
 cumulative effect of change in accounting ............       362,195        213,903         43,887         57,168
Gains on sales of real estate .........................        15,495         12,445          3,050             --
Cumulative effect of change in accounting principle ...        (4,110)            --             --             --
                                                          -----------    -----------    -----------    -----------
Net income ............................................       373,580        226,348         46,937         57,168
Cumulative effect of change in accounting
 principle ............................................         4,110             --             --             --
Interest and debt expense(3) ..........................       266,784         92,410         57,915         33,354
Depreciation and amortization(3) ......................       188,859         91,085         18,957         25,397
                                                          -----------    -----------    -----------    -----------
EBITDA ................................................       833,333        409,843        123,809        115,919
Adjustments:
Gains on sale of real estate(3) .......................       (21,793)       (12,445)        (3,050)            --
Minority interest .....................................         2,521          2,466             --             40
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate .......          (160)            --             --           (160)
Straight-lining of rents(3) ...........................       (26,134)       (20,064)           727         (4,997)
Other .................................................        (2,715)            --         (2,337)            --
                                                          -----------    -----------    -----------    -----------
Adjusted EBITDA(1) ....................................   $   785,052    $   379,800    $   119,149    $   110,802
                                                          ===========    ===========    ===========    ===========

Balance sheet data:
    Real estate, net ..................................   $ 4,183,986    $ 2,446,534    $   503,923    $   911,067
    Investments and advances to
      partially-owned entities ........................     1,270,195        374,371         28,213          9,764
    Capital expenditures:
      Acquisitions ....................................        11,574         11,574             --             --
      Other ...........................................       158,343         79,117          7,597         51,036

($ in thousands)

                                                                   December 31, 2001
                                                             -----------------------------
                                                             Temperature
                                                             Controlled
                                                              Logistics           Other
                                                             -----------       -----------
Rentals ...............................................      $        --       $    61,702
Expense reimbursements ................................               --             2,407
Other income ..........................................               --             2,407
                                                             -----------       -----------
Total revenues ........................................               --            66,516
                                                             -----------       -----------
Operating expenses ....................................               --            41,734
Depreciation and amortization .........................               --            12,273
General and administrative ............................               --            38,494
Costs of acquisitions and development
    not consummated ...................................               --             5,223
                                                             -----------       -----------
Total expenses ........................................               --            97,724
                                                             -----------       -----------
Operating income ......................................               --           (31,208)
Income applicable to Alexander's ......................               --            25,718
Income from partially-owned entities ..................           17,447(4)         28,356
Interest and other investment income ..................               --            44,866
Interest and debt expense .............................               --           (29,697)
Net loss disposition of wholly-owned and
  partially-owned assets other than real estate .......               --            (8,230)
Minority interest .....................................               --               (15)
                                                             -----------       -----------
Income before gains on sale of real estate and
 cumulative effect of change in accounting ............           17,447            29,790
Gains on sales of real estate .........................               --                --
Cumulative effect of change in accounting principle ...               --            (4,110)
                                                             -----------       -----------
Net income ............................................           17,447            25,680
Cumulative effect of change in accounting
 principle ............................................               --             4,110
Interest and debt expense(3) ..........................           26,459            56,646
Depreciation and amortization(3) ......................           33,815            19,605
                                                             -----------       -----------
EBITDA ................................................           77,721           106,041
Adjustments:
Gains on sale of real estate(3) .......................               --            (6,298)
Minority interest .....................................               --                15
Net gain on disposition of wholly-owned and
  partially-owned assets other than real estate .......               --                --
Straight-lining of rents(3) ...........................               --            (1,800)
Other .................................................              716            (1,094)
                                                             -----------       -----------
Adjusted EBITDA(1) ....................................      $    78,437       $    96,864
                                                             ===========       ===========

Balance sheet data:
    Real estate, net ..................................      $        --       $   322,462
    Investments and advances to
      partially-owned entities ........................          474,862           382,985
    Capital expenditures:
      Acquisitions ....................................               --                --
      Other ...........................................            5,700            14,893

   See notes on page 140.

                               VORNADO REALTY L.P.

($ in thousands)                                                             December 31, 2001
                                                             (after giving effect to consolidation of PSAs)
                                   -----------------------------------------------------------------------------------------
                                                                                               Temperature
                                                                                Merchandise    Controlled
                                    Total           Office         Retail           Mart        Logistics          Other(2)
                                   -----------    -----------    -----------    -----------    -----------       -----------
Rentals ........................   $   788,469    $   406,261    $   129,902    $   171,001    $        --       $    81,305
Expense reimbursements .........       120,074         60,767         45,490         10,654             --             3,163
Other income ...................        17,608          5,499          2,395          4,661             --             5,053
                                   -----------    -----------    -----------    -----------    -----------       -----------
Total revenues .................       926,151        472,527        177,787        186,316             --            89,521
                                   -----------    -----------    -----------    -----------    -----------       -----------
Operating expenses .............       379,524        199,424         55,671         74,553             --            49,876
Depreciation and amortization ..       108,109         58,074         17,464         21,984             --            10,587
General and administrative .....        63,468         10,401            667         16,330             --            36,070
                                   -----------    -----------    -----------    -----------    -----------       -----------
Total expenses .................       551,101        267,899         73,802        112,867             --            96,533
                                   -----------    -----------    -----------    -----------    -----------       -----------
Operating income ...............       375,050        204,628        103,985         73,449             --            (7,012)
Income applicable to Alexander's        17,363             --             --             --             --            17,363
Income from partially-owned
   entities ....................        79,694         29,210            667             --         28,778(4)         21,039
Interest and other investment
   income ......................        33,798          6,162             --          2,346             --            25,290
Interest and debt expense ......      (180,505)       (62,162)       (54,305)       (38,569)            --           (25,469)
Minority interest ..............        (1,965)        (1,933)            --             --             --               (32)
                                   -----------    -----------    -----------    -----------    -----------       -----------
Income before gains on sale of
   real estate .................       323,435        175,905         50,347         37,226         28,778            31,179
Gains on sale of real estate ...        10,965          8,405          2,560             --             --                --
                                   -----------    -----------    -----------    -----------    -----------       -----------
Net income .....................       334,400        184,310         52,907         37,226         28,778            31,179
Interest and debt expense(3) ...       260,573         96,224         55,741         38,566         27,424            42,618
Depreciation and amortization(3)       167,268         76,696         18,522         20,627         34,015            17,408
                                   -----------    -----------    -----------    -----------    -----------       -----------
EBITDA .........................       762,241        357,230        127,170         96,419         90,217            91,205
Adjustments:
Minority interest ..............         1,965          1,933             --             --             --                32
Gains on sale of real estate(3)        (10,965)        (8,405)        (2,560)            --             --                --
Straight-lining of rents(3) ....       (30,001)       (19,733)        (2,295)        (5,919)        (1,121)             (933)
Other ..........................        14,510             --         (1,654)         1,358          4,064(2)         10,742(5)
                                   -----------    -----------    -----------    -----------    -----------       -----------
Adjusted EBITDA(1) .............   $   737,750    $   331,025    $   120,661    $    91,858    $    93,160       $   101,046
                                   ===========    ===========    ===========    ===========    ===========       ===========

Balance sheet data:
   Real estate, net ............   $ 3,960,605    $ 2,388,393    $   551,183    $   862,003    $        --       $   159,026
   Investments and advances to
     partially-owned entities ..     1,459,211        394,089         31,660         41,670        469,613           522,179
   Capital expenditures:
     Acquisitions ..............       246,500        128,000             --         89,000             --            29,500
     Other .....................       212,907        106,689          7,251         37,362         28,582            33,023

    ----------
    See notes on following page.

                               VORNADO REALTY L.P.

NOTES:

     (1) Adjusted EBITDA represents EBITDA adjusted for gains or losses on sales of depreciable real estate, the effect of straight-lining of rent escalations, amortization of acquired above and below market leases and minority interest. Management considers Adjusted EBITDA a supplemental measure for making decisions and assessing the performance of its segments. Adjusted EBITDA should not be considered a substitute for net income or a substitute for cash flow as a measure of liquidity. Adjusted EBITDA is presented as a measure of "operating performance" which enables the reader to identify trends from period to period and may be used to compare "same store" operating performance to other companies, as well as providing a measure for determining funds available to service debt. Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.

     (2)  Adjusted EBITDA - Other is comprised of:

           (Amounts in thousands)                                                                    For the Year
                                                                                                  Ended December 31,
                                                                                        --------------------------------------
                                                                                          2002           2001           2000
                                                                                        ---------     ---------       --------
          Hotel Pennsylvania.................................................           $   7,636     $  16,978      $  26,866
          Newkirk Joint Ventures:
            Equity in income of limited partnerships.........................              60,756        54,695         43,685
            Interest and other income........................................               8,795         8,700          7,300
          Alexander's........................................................              34,381        19,362         18,330
          Investment income and other........................................              31,261        44,097         34,990
          Unallocated general and administrative expenses....................             (34,743)      (33,515)       (30,125)
          Primestone foreclosure and impairment loss.........................             (35,757)           --             --
          Amortization of Officer's deferred compensation expense............             (27,500)           --             --
          Net gain on sale of marketable securities..........................              12,346            --             --
          Write-off of 20 Times Square pre-development costs (2002) and
              World Trade Center acquisition costs (2001)....................              (6,874)       (5,223)            --
          Net gain on sale of air rights.....................................               1,688            --             --
          Gain on transfer of mortgages......................................               2,096            --             --
          Palisades..........................................................                 161            --             --
          After-tax net gain on sale of Park Laurel condominium units........                  --        15,657             --
          Write-off of net investment in Russian Tea Room ("RTR")............                  --        (7,374)            --
          Write-off of investments in technology companies...................                  --       (16,513)            --
                                                                                        ---------     ---------      ---------
                   Total.....................................................           $  54,246     $  96,864      $ 101,046
                                                                                        =========     =========      =========

     (3) Interest and debt expense, depreciation and amortization, straight-lining of rents and gains on sale of real estate included in the reconciliation of net income to EBITDA or Adjusted EBITDA reflects amounts which are netted in income from partially-owned entities.

     (4) Excludes rent not recognized of $19,348, $15,281 and $9,787 for the years ended December 31, 2002, 2001 and 2000.

     (5) Includes the reversal of $1,266 and $4,765 of expenses in 2001 and 2000 representing the non-cash appreciation in the value of shares held in a rabbi trust in connection with a deferred compensation arrangement for the Company's President.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to trustees of Vornado, the Company's general partner, will be contained in a definitive Proxy Statement involving the election of trustees under the caption "Election of Trustees", which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December
31, 2002, and such information is incorporated herein by reference.
Information relating to Executive Officers of Vornado appears at page 53 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption ("Other Matters - 16(a) Beneficial Ownership") of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation of Vornado, the Company's general partner, will be contained in the Proxy Statement referred to above in
Item 10, "Directors and Executive Officers of the Registrant", under the captions "Executive Compensation" and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

      Information relating to security ownership of certain beneficial owners and management of Vornado, the Company's general partner, will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Principal Security Holders" and such information is incorporated herein by reference.

          EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002, regarding Vornado's equity compensation plans.

                                                                                                  Number of securities remaining
                                    Number of securities to be                                     available for future issuance
                                      issued upon exercise of        Weighted-average exercise       under equity compensation
                                   outstanding options, warrants   price of outstanding options,    plans (excluding securities
    Plan Category                         and rights                    warrants and rights       reflected in the second column)
    ----------------------------   -----------------------------   -----------------------------  -------------------------------
    Equity compensation
      plans approved by
      security holders.........              18,796,366                     $   34.60                       9,963,500(1)
    Equity compensation
      awards not approved
      by security holders......                    None(2)                         --                              --
                                          -------------                     ---------                   -------------
    Total                                    18,796,366                     $   34.60                       9,963,500
                                          =============                     =========                   =============

    ----------
    (1) All of the shares remaining available for future issuance under plans approved by the security holders may be issued as restricted stock units or performance shares.
    (2) Does not include common shares issuable in exchange for deferred stock units pursuant to the compensation agreements described below under the heading "Material Features of Equity Compensation Arrangements Not Approved by Shareholders."

     MATERIAL FEATURES OF EQUITY COMPENSATION ARRANGEMENTS NOT APPROVED BY SHAREHOLDERS

     The Company has awarded deferred stock units under individual arrangements with two of its employees. Shareholder approval was not required for these awards under the current rules of the New York Stock Exchange because the awards were made as an inducement to these employees to enter into employment contracts with the Company.

     The Company awarded Sandeep Mathrani 23,798 deferred stock units pursuant to an agreement dated as of March 4, 2002. Under this agreement, Mr. Mathrani's deferred stock units vest over a three-year period and he is entitled to dividend equivalent payments with regard to each vested unit. On March 4, 2005, Mr. Mathrani will receive one common share for each of his deferred stock units, subject to deferral at the election of Mr. Mathrani in accordance with the terms of the agreement.

     The Company awarded Melvyn Blum 148,148 deferred stock units pursuant to an agreement dated as of December 29, 2000. Under this agreement, Mr. Blum's deferred stock units vest over a five-year period and he is entitled to dividend equivalent payments with regard to each vested unit. In addition, Mr. Blum's agreement requires the Company to provide an effective registration statement covering any common shares distributed to Mr. Blum. Pursuant to an amendment to this agreement dated as of February 13, 2003, the Company agreed to pay Mr. Blum an amount in cash equal to the market value of 88,889 common shares in respect of the deferred units that had vested under his agreement as of such date. The amendment also provides that Mr. Blum will receive one common share in respect of each remaining deferred stock unit on the vesting date of such unit, subject to deferral at the election of Mr. Blum in accordance with the terms of the agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", under the caption "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the management of Vornado Realty Trust, or sole general partner, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

               1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

     The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                       PAGES IN THIS
                                                                                       ANNUAL REPORT
                                                                                        ON FORM 10-K
                                                                                       -------------
     II--Valuation and Qualifying Accounts--years ended December 31, 2002,
         2001 and 2000............................................................          147
     III--Real Estate and Accumulated Depreciation as of December 31, 2002........          148

     Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

     The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

EXHIBIT NO.
       21   Subsidiaries of the Registrant
       23   Consent of Independent Auditors

     (b) Reports on Form 8-K and Form 8-K/A - During the last quarter of the period covered by this Annual Report on Form 10-K the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VORNADO REALTY L.P.
                                    (Registrant)

                                By:    Vornado Realty Trust,
                                        its General Partner

                                By:    /s/ Joseph Macnow
                                        Joseph Macnow, Executive Vice President-
                                               Finance and Administration and
                                               Chief Financial Officer

                                Date: March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                TITLE                           DATE
               ---------                                -----                           ----
By:  /s/  Steven Roth                      Chairman of the Board of                 March 25, 2003
   -----------------------------------       Trustees (Principal Executive
          (Steven Roth)                      Officer) of the General Partner of
                                             the Registrant

By:  /s/  Michael D. Fascitelli            President and Trustee of the General     March 25, 2003
   -----------------------------------     Partner of the Registrant
          (Michael D. Fascitelli)

By:  /s/  Robert P. Kogod                  Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Robert P. Kogod)

By:  /s/  Joseph Macnow                    Executive Vice President - Finance and   March 25, 2003
   -----------------------------------       Administration and Chief Financial
          (Joseph Macnow)                    Officer (Principal Financial and
                                             Accounting Officer) of the General
                                             Partner of the Registrant

By:  /s/  David Mandelbaum                 Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (David Mandelbaum)

By:  /s/  Stanley Simon                    Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Stanley Simon)

By:  /s/  Robert H. Smith                  Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Robert H. Smith)

By:  /s/  Ronald G. Targan                 Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Ronald G. Targan)

By:  /s/  Richard R. West                  Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Richard R. West)

By:  /s/  Russell B. Wight, Jr.            Trustee of the General Partner of the    March 25, 2003
   -----------------------------------     Registrant
          (Russell B. Wight, Jr.)

                                  CERTIFICATION

I, Steven Roth, certify that:

1.   I have reviewed this annual report on Form 10-K of Vornado Realty L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003


/s/ Steven Roth
--------------------------------------------
Steven Roth,
Chief Executive Officer of Vornado Realty Trust,
  sole general partner of Vornado Realty L.P.

                                  CERTIFICATION

I, Joseph Macnow, certify that:

1.   I have reviewed this annual report on Form 10-K of Vornado Realty L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003


/s/ Joseph Macnow
--------------------------------------------
Joseph Macnow,
Chief Financial Officer of Vornado Realty Trust,
  sole general partner of Vornado Realty L.P.

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                     COLUMN A         COLUMN B        COLUMN C         COLUMN E
                                                   -------------------------------------------------------------
                                                                     ADDITIONS
                                                    BALANCE AT        CHARGED       UNCOLLECTIBLE      BALANCE
                                                     BEGINNING        AGAINST         ACCOUNTS          AT END
DESCRIPTION                                           OF YEAR        OPERATIONS      WRITTEN-OFF       OF YEAR
-----------                                        -----------      -----------     -------------    -----------
YEAR ENDED DECEMBER 31, 2002
    Allowance for doubtful accounts...........     $     9,922      $    11,634     $    (3,514)     $    18,042
                                                   ===========      ===========     ===========      ===========

YEAR ENDED DECEMBER 31, 2001:
    Allowance for doubtful accounts...........     $     9,343      $     5,379     $    (5,891)     $     8,831
                                                   ===========      ===========     ===========      ===========

YEAR ENDED DECEMBER 31, 2000:
    Allowance for doubtful accounts...........     $     7,292      $     2,957     $      (906)     $     9,343
                                                   ===========      ===========     ===========      ===========

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D                  COLUMN E
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     GROSS AMOUNT AT WHICH
                                                                                   COSTS           CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY(1)  CAPITALIZED ---------------------------------------
                                                   ---------------------------  SUBSEQUENT                  BUILDINGS
                                                                 BUILDINGS AND      TO                         AND
  DESCRIPTION                       ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION    LAND        IMPROVEMENTS   TOTAL(2)
  -------------------------------- --------------- ---------------------------  ----------- -----------    ------------  ----------
     Office Buildings
       NEW YORK
        Manhattan
         One Penn Plaza             $  275,000      $       --    $   412,169   $ 78,273    $      --      $   490,442   $ 490,442
         Two Penn Plaza                154,669          53,615        164,903     58,066       52,689          223,895     276,584
         909 Third Avenue              105,837              --        120,723     14,917           --          135,640     135,640
         770 Broadway                   83,314          52,898         95,686     74,295       52,898          169,981     222,879
         Eleven Penn Plaza              50,383          40,333         85,259     22,398       40,333          107,657     147,990
         Two Park Avenue                    --          43,609         69,715      6,139       43,609           75,854     119,463
         90 Park Avenue                     --           8,000        175,890     13,938        8,000          189,828     197,828
         888 Seventh Avenue            105,000              --        117,269     32,614           --          149,883     149,883
         330 West 34th Street               --              --          8,599      6,063           --           14,662      14,662
         1740 Broadway                      --          26,971        102,890      9,044       26,971          111,934     138,905
         150 East 58th Street               --          39,303         80,216     12,603       39,303           92,819     132,122
         866 United Nations Plaza       33,000          32,196         37,534      7,032       32,196           44,566      76,762
         595 Madison (Fuller
         Building)                      70,345          62,731         62,888      7,441       62,731           70,329     133,060
         640 Fifth Avenue                   --          38,224         25,992     49,099       38,224           75,091     113,315
         40 Fulton Street                   --          15,732         26,388      3,235       15,732           29,623      45,355
         689 Fifth Avenue                   --          19,721         13,446      3,299       19,721           16,745      36,466
         20 Broad Street                    --              --         28,760      8,900           --           37,660      37,660
         7 West 34th Street                 --          34,595         93,703      1,018       34,614           94,702     129,316

                                    ----------      ----------    -----------   --------    ---------      -----------   ---------
            Total New York             877,548         467,928      1,722,030    408,374      467,021        2,131,311   2,598,332
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------

      WASHINGTON, DC
         Crystal Mall
           (4 buildings)            $   65,877      $   49,664    $   156,654   $   (789)   $  49,664      $   157,443   $ 207,107
         Crystal Plaza
           (6 buildings)                70,356          57,213        131,206      2,612       57,213          133,818     191,031
         Crystal Square
           (4 buildings)               195,983          64,817        218,330      7,909       64,817          226,239     291,056
         Crystal Gateway
           (4 buildings)               149,839          47,594        177,373      3,079       47,594          180,452     228,046
         Crystal Park
           (5 buildings)               264,440         100,935        409,920      3,819      100,935          413,739     514,674
         Arlington Plaza                17,531           6,227         28,590        708        6,227           29,298      35,525
         1919 S. Eads Street            13,148           3,979         18,610        208        3,979           18,818      22,797
         Skyline Place
           (6 buildings)               139,212          41,986        221,869      5,281       41,986          227,150     269,136
         Seven Skyline Place                --          10,292         58,351      1,950       10,292           60,301      70,593
         One Skyline Tower              65,764          12,266         75,343        142       12,266           75,485      87,751
         Courthouse Plaza
           (2 buildings)                80,062              --        105,475        376           --          105,851     105,851
         1101 17th Street               27,248          20,666         20,112      2,968       20,666           23,080      43,746
         1730 M. Street                 17,013          10,095         17,541      1,617       10,095           19,158      29,253
         1140 Connecticut Avenue        20,153          19,017         13,184      3,107       19,017           16,291      35,308
         1150 17th Street               32,904          23,359         24,876      3,345       23,359           28,221      51,580
         1750 Penn Avenue               49,794          20,020         30,032        857       20,020           30,889      50,909
         Democracy Plaza I              27,640              --         33,628        751           --           34,379      34,379

             COLUMN A                 COLUMN F       COLUMN G     COLUMN H    COLUMN I
  ---------------------------------------------------------------------------------------
                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                    ACCUMULATED                               IN LATEST
                                    DEPRECIATION                                INCOME
                                        AND           DATE OF       DATE      STATEMENT
  DESCRIPTION                       AMORTIZATION  CONSTRUCTION(3) ACQUIRED   IS COMPUTED
  --------------------------------  ------------- -------------- ---------  -------------
     Office Buildings
       NEW YORK
        Manhattan
         One Penn Plaza             $  58,634         1972         1998      39 Years
         Two Penn Plaza                35,354         1968         1997      39 Years
         909 Third Avenue              13,107         1969         1999      39 Years
         770 Broadway                  18,537         1907         1998      39 Years
         Eleven Penn Plaza             16,143         1923         1997      39 Years
         Two Park Avenue               12,867         1928         1998      39 Years
         90 Park Avenue                26,683         1964         1997      39 Years
         888 Seventh Avenue            15,018         1980         1998      39 Years
         330 West 34th Street           1,294         1925         1998      39 Years
         1740 Broadway                 17,138         1950         1997      39 Years
         150 East 58th Street          10,952         1969         1998      39 Years
         866 United Nations Plaza       7,723         1966         1997      39 Years
         595 Madison (Fuller
         Building)                      5,400         1968         1999      39 Years
         640 Fifth Avenue               9,112         1950         1997      39 Years
         40 Fulton Street               4,019         1987         1998      39 Years
         689 Fifth Avenue               1,617         1925         1998      39 Years
         20 Broad Street                3,650         1956         1998      39 Years
         7 West 34th Street             5,142         1901         2000      40 Years

                                    ---------
            Total New York            262,390
                                    ---------

      WASHINGTON, DC
         Crystal Mall
           (4 buildings)            $   7,182         1968         2002      10 - 40 Years
         Crystal Plaza
           (6 buildings)                7,488       1964-1969      2002      10 - 40 Years
         Crystal Square
           (4 buildings)               11,113      1974 - 1980     2002      10 - 40 Years
         Crystal Gateway
           (4 buildings)                8,846      1983 - 1987     2002      10 - 40 Years
         Crystal Park
           (5 buildings)               22,092      1984 - 1989     2002      10 - 40 Years
         Arlington Plaza                1,307         1985         2002      10 - 40 Years
         1919 S. Eads Street              983         1990         2002      10 - 40 Years
         Skyline Place
           (6 buildings)               11,134      1973 - 1984     2002      10 - 40 Years
         Seven Skyline Place            2,522         2001         2002      10 - 40 Years
         One Skyline Tower              3,573         1988         2002      10 - 40 Years
         Courthouse Plaza
           (2 buildings)                5,157      1988 - 1989     2002      10 - 40 Years
         1101 17th Street               1,834         1963         2002      10 - 40 Years
         1730 M. Street                 1,648         1963         2002      10 - 40 Years
         1140 Connecticut Avenue        1,435         1966         2002      10 - 40 Years
         1150 17th Street               1,657         1970         2002      10 - 40 Years
         1750 Penn Avenue               1,236         1964         2002      10 - 40 Years
         Democracy Plaza I              1,651         1987         2002      10 - 40 Years

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D                  COLUMN E
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     GROSS AMOUNT AT WHICH
                                                                                   COSTS           CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY(1)  CAPITALIZED ---------------------------------------
                                                   ---------------------------  SUBSEQUENT                  BUILDINGS
                                                                 BUILDINGS AND      TO                         AND
  DESCRIPTION                       ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION    LAND        IMPROVEMENTS   TOTAL(2)
  -------------------------------- --------------- ---------------------------- ----------- -----------    ------------  ----------
         Tysons Dulles
           (3 buildings)                69,507          19,146         79,095        488       19,146           79,583      98,729
         Commerce Executive
           (3 buildings)                53,307          13,401         58,705        691       13,401           59,396      72,797
         Reston Executive
           (3 buildings)                73,844          15,424         85,722        261       15,424           85,983     101,407
         Crystal Gateway 1              58,279          15,826         53,884         37       15,826           53,931      69,757
         Other                              --              --         51,768      1,496           --           53,264      53,264
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------
           Total Washington, DC
            Office Buildings         1,491,901         551,927      2,070,278     42,491      551,927        2,112,769   2,664,696
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------

      NEW JERSEY
         Paramus                            --              --          8,345     10,008           --           18,353      18,353
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------
           Total New Jersey                 --              --          8,345     10,008           --           18,353      18,353
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------
                                                                                      --
  Total Office Buildings             2,369,449       1,019,855      3,800,653    460,873    1,018,948        4,262,433   5,281,381
                                    ----------      ----------    -----------   --------    ---------      -----------   ---------

  Shopping Centers
      NEW JERSEY
         Bordentown                      8,111 *           498          3,176      1,090          713            4,051       4,764
         Bricktown                      16,390 *           929          2,175      9,252          929           11,427      12,356
         Cherry Hill                    15,075 *           915          3,926      3,320          915            7,246       8,161
         Delran                          6,461 *           756          3,184      2,325          756            5,509       6,265
         Dover                           7,388 *           224          2,330      2,464          244            4,774       5,018
         East Brunswick                 22,887 *           319          3,236      6,215          319            9,451       9,770
         East Hanover I                 20,579 *           376          3,063      5,007          476            7,970       8,446
         East Hanover II (4)             6,860 *         1,756          8,706       (152)       2,195            8,115      10,310
         Hackensack                     25,144 *           536          3,293      7,322          536           10,615      11,151
         Jersey City                    19,249 *           652          2,962      1,868          652            4,830       5,482
         Kearny (4)                      3,758 *           279          4,429       (278)         309            4,121       4,430
         Lawnside                       10,651 *           851          2,222      1,359          851            3,581       4,432
         Lodi                            9,439 *           245          9,339        110          245            9,449       9,694
         Manalapan                      12,597 *           725          2,447      5,212          725            7,659       8,384
         Marlton                        12,249 *         1,514          4,671        789        1,611            5,363       6,974
         Middletown                     16,535 *           283          1,508      3,938          283            5,446       5,729
         Morris Plains                  12,104 *         1,254          3,140      3,230        1,104            6,520       7,624
         North Bergen (4)                3,985 *           510          3,390       (956)       2,308              636       2,944
         North Plainfield               10,942 *           500         13,340        694          500           14,034      14,534
         Totowa                         29,694 *         1,097          5,359     10,964        1,099           16,321      17,420
         Turnersville                    4,108 *           900          2,132         65          900            2,197       3,097
         Union                          33,722 *         1,014          4,527      2,951        1,329            7,163       8,492
         Vineland                           --             290          1,594      1,281          290            2,875       3,165
         Watchung (4)                   13,606 *           451          2,347      6,865        4,178            5,485       9,663

             COLUMN A                 COLUMN F       COLUMN G     COLUMN H    COLUMN I
  ---------------------------------------------------------------------------------------
                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                    ACCUMULATED                               IN LATEST
                                    DEPRECIATION                                INCOME
                                        AND           DATE OF       DATE      STATEMENT
  DESCRIPTION                       AMORTIZATION  CONSTRUCTION(3) ACQUIRED   IS COMPUTED
  --------------------------------  ------------- --------------  --------  -------------
         Tysons Dulles
           (3 buildings)                3,522      1986 - 1990     2002      10 - 40 Years
         Commerce Executive
           (3 buildings)                2,728      1985 - 1989     2002      10 - 40 Years
         Reston Executive
           (3 buildings)                3,526      1987 - 1989     2002      10 - 40 Years
         Crystal Gateway 1                678         1981         2002      10 - 40 Years
         Other                          5,775
                                    ---------
           Total Washington, DC
            Office Buildings          107,087
                                    ---------

      NEW JERSEY
         Paramus                        5,714         1967         1987      26 - 40 Years
                                    ---------
           Total New Jersey             5,714
                                    ---------

  Total Office Buildings              375,191
                                    ---------

  Shopping Centers
      NEW JERSEY
         Bordentown                     3,917         1958         1958      7 - 40 Years
         Bricktown                      6,123         1968         1968      22 -40 Years
         Cherry Hill                    6,221         1964         1964      12 - 40 Years
         Delran                         3,555         1972         1972      16 - 40 Years
         Dover                          3,497         1964         1964      16 - 40 Years
         East Brunswick                 6,698         1957         1957      8 - 33 Years
         East Hanover I                 5,578         1962         1962      9 -40 Years
         East Hanover II (4)              672         1979         1998      40 Years
         Hackensack                     6,098         1963         1963      15 - 40 Years
         Jersey City                    4,252         1965         1965      11 - 40 Years
         Kearny (4)                     1,534         1938         1959      23 - 29 Years
         Lawnside                       2,599         1969         1969      17 - 40 Years
         Lodi                             766         1999         1975      40 Years
         Manalapan                      4,858         1971         1971      14 - 40 Years
         Marlton                        4,107         1973         1973      16 - 40 Years
         Middletown                     3,386         1963         1963      19 - 40 Years
         Morris Plains                  5,953         1961         1985      7 - 19 Years
         North Bergen (4)                 185         1993         1959      30 Years
         North Plainfield               6,238         1955         1989      21 - 30 Years
         Totowa                         7,427       1957/1999      1957      19 - 40 Years
         Turnersville                   1,810         1974         1974      23 - 40 Years
         Union                          5,872         1962         1962      6 - 40 Years
         Vineland                       2,159         1966         1966      18 -40 Years
         Watchung (4)                   1,484         1994         1959      27 - 30 Years

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D                  COLUMN E
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     GROSS AMOUNT AT WHICH
                                                                                   COSTS           CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY(1)  CAPITALIZED ---------------------------------------
                                                   ---------------------------  SUBSEQUENT                  BUILDINGS
                                                                 BUILDINGS AND      TO                         AND
  DESCRIPTION                       ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION    LAND        IMPROVEMENTS   TOTAL(2)
  -------------------------------- --------------- ---------------------------- ----------- -----------    ------------  ----------
         Woodbridge                     22,227 *           190          3,047        817          319            3,735      4,054
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total New Jersey            343,761          17,064         99,543     75,752       23,786          168,573    192,359
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

      NEW YORK
         Albany (Menands)                6,251 *           460          1,677      2,693          460            4,370      4,830
         Buffalo (Amherst)               7,044 *           402          2,019      2,276          636            4,061      4,697
         Freeport                       14,879 *         1,231          3,273      2,886        1,231            6,159      7,390
         New Hyde Park                   7,510 *            --             --        122           --              122        122
         North Syracuse                     --              --             --         23           --               23         23
         Rochester (Henrietta)              --              --          2,124      1,154           --            3,278      3,278
         Rochester (4)                      --             443          2,870       (929)       2,068              316      2,384
         Valley Stream (Green
            Acres)                     157,654         140,069         99,586      6,475      139,910          106,220    246,130
         715 Lexington Avenue               --              --         11,574         39           --           11,613     11,613
         14th Street and Union
            Square, Manhattan               --          12,566          4,044     20,512       24,079           13,043     37,122
         424 6th Avenue                     --           5,900          5,675         --        5,900            5,675     11,575
         Riese                              --          19,135          7,294     18,718       25,233           19,914     45,147
         1135 Third Avenue                  --           7,844          7,844          1        7,845            7,844     15,689
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total New York              193,338         188,050        147,980     53,970      207,362          182,638    390,000
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

      PENNSYLVANIA
         Allentown                      23,367 *            70          3,446     10,195          334           13,377     13,711
         Bensalem (4)                    6,457 *         1,198          3,717        674        2,727            2,862      5,589
         Bethlehem                       4,087 *           278          1,806      3,920          278            5,726      6,004
         Broomall                        9,827 *           734          1,675      1,341          850            2,900      3,750
         Glenolden                       7,370 *           850          1,295        721          850            2,016      2,866
         Lancaster (4)                      --             606          2,312        555        3,043              430      3,473
         Levittown                          --             193          1,231        125          183            1,366      1,549
         10th and Market
           Streets, Philadelphia         9,001 *           933          3,230      6,537          933            9,767     10,700
         Upper Moreland                  6,986 *           683          2,497        565          683            3,062      3,745
         York                            4,132 *           421          1,700      1,270          409            2,982      3,391
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total Pennsylvania           71,227           5,966         22,909     25,903       10,290           44,488     54,778
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

      MARYLAND
         Baltimore (Belair Rd.)             --             785          1,333      3,401          785            4,734      5,519
         Baltimore (Towson)             11,451 *           581          2,756        785          581            3,541      4,122
         Baltimore (Dundalk)             6,205 *           667          1,710      3,264          667            4,974      5,641
         Glen Burnie                     5,893 *           462          1,741      1,459          462            3,200      3,662
         Hagerstown                      3,302 *           168          1,453      1,073          168            2,526      2,694
                                    ----------      ----------    -----------    -------     --------      -----------   --------
           Total Maryland               26,851           2,663          8,993      9,982        2,663           18,975     21,638
                                    ----------      ----------    -----------    -------     --------      -----------   --------

             COLUMN A                 COLUMN F       COLUMN G     COLUMN H    COLUMN I
  -----------------------------------------------------------------------------------------
                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                    ACCUMULATED                               IN LATEST
                                    DEPRECIATION                                INCOME
                                        AND           DATE OF       DATE      STATEMENT
  DESCRIPTION                       AMORTIZATION  CONSTRUCTION(3) ACQUIRED   IS COMPUTED
  --------------------------------  ------------- -------------- ---------- ---------------

         Woodbridge                     3,291         1959         1959      11 - 40 Years
                                    ---------
           Total New Jersey            98,280
                                    ---------

      NEW YORK
         Albany (Menands)               2,459         1965         1965      22 - 40 Years
         Buffalo (Amherst)              3,088         1968         1968      13 - 40 Years
         Freeport                       3,478         1981         1981      15 - 40 Years
         New Hyde Park                    124         1970         1976      6 - 10 Years
         North Syracuse                    23         1967         1976      11 - 12 Years
         Rochester (Henrietta)          2,415         1971         1971      15 - 40 Years
         Rochester (4)                    213         1966         1966      10 - 40 Years
         Valley Stream (Green
         Acres)                        13,747         1956         1997      39 - 40 Years
         715 Lexington Avenue             412         1923         2001      40 Years
         14th Street and Union
            Square, Manhattan           1,188         1965         1993      40 Years
         424 6th Avenue                    64                      2002      40 Years
         Riese                            359       1923-1987      1997      39 Years
         1135 Third Avenue                981                      1997      39 Years
                                    ---------
           Total New York              28,551
                                    ---------

      PENNSYLVANIA
         Allentown                      6,772         1957         1957      20 - 42 Years
         Bensalem (4)                   1,364       1972/1999      1972      40 Years
         Bethlehem                      4,479         1966         1966      9 - 40 Years
         Broomall                       2,419         1966         1966      9 - 40 Years
         Glenolden                      1,278         1975         1975      18 - 40 Years
         Lancaster (4)                    367         1966         1966      12 - 40 Years
         Levittown                      1,293         1964         1964      7 - 40 Years
         10th and Market
           Streets, Philadelphia        2,164         1977         1994      27 - 30 Years
         Upper Moreland                 2,161         1974         1974      15 - 40 Years
         York                           2,042         1970         1970      15 - 40 Years
                                    ---------
           Total Pennsylvania          24,339
                                    ---------

      MARYLAND
         Baltimore (Belair Rd.)         3,491         1962         1962      10 - 33 Years
         Baltimore (Towson)             2,583         1968         1968      13 - 40 Years
         Baltimore (Dundalk)            3,593         1966         1966      12 - 40 Years
         Glen Burnie                    2,065         1958         1958      16 - 33 Years
         Hagerstown                     1,681         1966         1966      9 - 40 Years
                                    ---------
           Total Maryland              13,413
                                    ---------

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D                  COLUMN E
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     GROSS AMOUNT AT WHICH
                                                                                   COSTS           CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY(1)  CAPITALIZED ---------------------------------------
                                                   ---------------------------  SUBSEQUENT                  BUILDINGS
                                                                 BUILDINGS AND      TO                         AND
  DESCRIPTION                       ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION    LAND        IMPROVEMENTS   TOTAL(2)
  -------------------------------- --------------- ---------------------------- ----------- -----------    ------------  ----------
      CONNECTICUT
         Newington (4)                   6,581 *           502          1,581      1,606        2,421            1,268      3,689
         Waterbury                          --              --          2,103      1,669          667            3,105      3,772
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total Connecticut             6,581             502          3,684      3,275        3,088            4,373      7,461
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

      MASSACHUSETTS
         Chicopee                           --             510          2,031        358          510            2,389      2,899
         Springfield (4)                 3,142 *           505          1,657        795        2,586              371      2,957
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total Massachusetts           3,142           1,015          3,688      1,153        3,096            2,760      5,856
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
      PUERTO RICO (SAN JUAN)
         Caguas                         67,692          15,359         74,089       (147)      15,359           73,942     89,301
         Montehiedra                    59,638           9,182         66,701      1,033        9,182           67,734     76,916
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
           Total Puerto Rico           127,330          24,541        140,790        886       24,541          141,676    166,217
                                    ----------      ----------    -----------   --------    ---------      -----------   --------
  Total Retail Properties              772,230         239,801        427,587    170,921      274,826          563,483    838,309
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

  Merchandise Mart Properties
      ILLINOIS
         Merchandise Mart,
            Chicago                         --          64,528        319,146     36,487       64,535          355,626    420,161
         350 North Orleans,
           Chicago                          --          14,238         67,008     24,632       14,246           91,632    105,878
         33 North Dearborn,
           Chicago                      18,926           6,624         30,680      2,826        6,624           33,506     40,130

      WASHINGTON D.C.
         Washington Office Center       44,924          10,719         69,658      3,580       10,719           73,238     83,957
         Washington Design Center       48,542          12,274         40,662      8,829       12,274           49,491     61,765
         Other                              --           9,175          6,273         37        9,175            6,310     15,485

      NORTH CAROLINA
         Market Square Complex,
           High Point                  102,100          11,969         85,478     69,285       14,010          152,722    166,732
         National Furniture Mart,
           High Point                   13,106           1,069         16,761        596        1,069           17,357     18,426

      CALIFORNIA
         Gift and Furniture Mart,
           Los Angeles                      --          10,141         43,422     14,889       10,141           58,311     68,452

                                    ----------      ----------    -----------   --------    ---------      -----------   --------
  Total Merchandise Mart               227,598         140,737        679,088    161,161      142,793          838,193    980,986
                                    ----------      ----------    -----------   --------    ---------      -----------   --------

             COLUMN A                 COLUMN F       COLUMN G     COLUMN H    COLUMN I
  -----------------------------------------------------------------------------------------
                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                    ACCUMULATED                               IN LATEST
                                    DEPRECIATION                                INCOME
                                        AND           DATE OF       DATE      STATEMENT
  DESCRIPTION                       AMORTIZATION  CONSTRUCTION(3) ACQUIRED   IS COMPUTED
  --------------------------------  ------------- -------------- ---------- ---------------
      CONNECTICUT
         Newington (4)                    258         1965         1965      9 - 40 Years
         Waterbury                      2,098         1969         1969      21 - 40 Years
                                    ---------
           Total Connecticut            2,356
                                    ---------

      MASSACHUSETTS
         Chicopee                       2,004         1969         1969      13 - 40 Years
         Springfield (4)                  125         1993         1966      28 - 30 Years
                                    ---------
           Total Massachusetts          2,129
                                    ---------
      PUERTO RICO (SAN JUAN)
         Caguas                         6,172         1996         2002      15 - 39 Years
         Montehiedra                    9,735         1996         1997      40 Years
                                    ---------
           Total Puerto Rico           15,907
                                    ---------
  Total Retail Properties             184,975
                                    ---------

  Merchandise Mart Properties
      ILLINOIS
         Merchandise Mart,
            Chicago                    43,299         1930         1998      40 Years
         350 North Orleans,
           Chicago                     14,203         1977         1998      40 Years
         33 North Dearborn,
           Chicago                      1,864                      2000      40 Years

      WASHINGTON D.C.
         Washington Office Center       8,824         1990         1998      40 Years
         Washington Design Center       6,718         1919         1998      40 Years
         Other                            749

      NORTH CAROLINA
         Market Square Complex,
           High Point                  12,839      1902 - 1989     1998      40 Years
         National Furniture Mart,
           High Point                   1,869         1964         1998      40 Years

      CALIFORNIA
         Gift and Furniture Mart,
           Los Angeles                  3,083                      2000      40 Years

                                    ---------
  Total Merchandise Mart               93,448
                                    ---------

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

(AMOUNTS IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D                  COLUMN E
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     GROSS AMOUNT AT WHICH
                                                                                   COSTS           CARRIED AT CLOSE OF PERIOD
                                                    INITIAL COST TO COMPANY(1)  CAPITALIZED ---------------------------------------
                                                   ---------------------------  SUBSEQUENT                  BUILDINGS
                                                                BUILDINGS AND       TO                         AND
  DESCRIPTION                       ENCUMBRANCES       LAND      IMPROVEMENTS   ACQUISITION    LAND        IMPROVEMENTS   TOTAL(2)
  -------------------------------- --------------  --------------------------   ----------- -----------    ------------  ----------
  Warehouse/Industrial
      NEW JERSEY
         East Brunswick                   6,575             --          4,772       3,146            --         7,918         7,918
         East Hanover                    27,232            576          7,752       7,479           691        15,116        15,807
         Edison                           4,343            705          2,839       1,753           704         4,593         5,297
         Garfield                        11,273             96          8,068       5,088            96        13,156        13,252
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------
  Total Warehouse/Industrial             49,423          1,377         23,431      17,466         1,491        40,783        42,274
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------

  Other Properties
      NEW JERSEY
         Palisades, Fort Lee            100,000         12,017        129,786          --        12,017       129,786       141,803
         Montclair                           --             66            470         330            66           800           866
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------
           Total New Jersey             100,000         12,083        130,256         330        12,083       130,586       142,669
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------

      NEW YORK
         Hotel Pennsylvania                  --         29,904        121,922      21,922        29,904       143,634       173,538
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------
           Total New York                    --         29,904        121,922      21,922        29,904       143,634       173,538
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------

      FLORIDA
         Student Housing Joint
         Venture                         19,019          3,722         21,095         565         3,763        21,619        25,382
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------
           Total Florida                 19,019          3,722         21,095         565         3,763        21,619        25,382
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------

  Total Other Properties                119,019         45,709        273,063      22,817        45,750       295,839       341,589
                                    -----------    -----------    -----------   ---------   -----------   -----------   -----------

  Leasehold Improvements
      Equipment and Other                                                          75,155         8,000        67,155        75,155
                                                                                ---------   -----------   -----------   -----------

  TOTAL
      DECEMBER 31, 2002             $ 3,537,719    $ 1,447,479    $ 5,203,822   $ 908,393   $ 1,491,808   $ 6,067,886   $ 7,559,694
                                    ===========    ===========    ===========   =========   ===========   ===========   ===========

             COLUMN A                 COLUMN F       COLUMN G     COLUMN H    COLUMN I
  -----------------------------------------------------------------------------------------
                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                    ACCUMULATED                               IN LATEST
                                    DEPRECIATION                                INCOME
                                        AND           DATE OF       DATE      STATEMENT
  DESCRIPTION                       AMORTIZATION  CONSTRUCTION(3) ACQUIRED   IS COMPUTED
  --------------------------------  ------------- -------------- ---------- ---------------
  Warehouse/Industrial
      NEW JERSEY
         East Brunswick                5,040         1972         1972      18 - 40 Years
         East Hanover                 12,008      1963 - 1967     1963      7 - 40 Years
         Edison                        2,898         1954         1982      12 - 25 Years
         Garfield                     10,780         1942         1959      11 - 33 Years
                                   ---------
  Total Warehouse/Industrial          30,726
                                   ---------

  Other Properties
      NEW JERSEY
         Palisades, Fort Lee           2,704         2002         2002      40 Years
         Montclair                       574         1972         1972      4 - 15 Years
                                   ---------
           Total New Jersey            3,278
                                   ---------

      NEW YORK
         Hotel Pennsylvania           21,080         1919         1997      39 Years
                                   ---------
           Total New York             21,080
                                   ---------

      FLORIDA
         Student Housing Joint
         Venture                       1,625       1996-1997      2000      40 Years
                                   ---------
           Total Florida               1,625
                                   ---------

  Total Other Properties              25,983
                                   ---------

  Leasehold Improvements
      Equipment and Other             27,103                                3 - 20 Years
                                   ---------

  TOTAL
      DECEMBER 31, 2002            $ 737,426
                                   =========

* These encumbrances are cross collateralized under a blanket mortgage in the amount of $487,246 at December 31, 2002.

  Notes:
     (1) Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date -- see Column H.
     (2) The net basis of the company's assets and liabilities for tax purposes is approximately $2,822,000 lower than the amount reported for financial statement purposes.
     (3) Date of original construction -- many properties have had substantial renovation or additional construction -- see Column D.
     (4) Buildings on these properties were demolished. As a result, the cost of the buildings and improvements, net of accumulated depreciation, were transferred to land. In addition, the cost of the land in Kearny property is net of a $1,615 insurance recovery.

                               VORNADO REALTY L.P.
                                AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (AMOUNTS IN THOUSANDS)

     The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                           YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2002             2001            2000
                                                                ------------     ------------    ------------
     REAL ESTATE
        Balance at beginning of period....................      $  4,690,211     $  4,354,392    $  3,921,507
        Additions during the period:
          Land............................................           595,977           25,808          57,669
          Buildings & improvements........................         2,276,371          332,766         416,917
                                                                ------------     ------------    ------------
                                                                   7,562,559        4,712,966       4,396,093
        Less: Asset sold and written-off..................             2,865           22,755          41,701
                                                                ------------     ------------    ------------
        Balance at end of period..........................      $  7,559,694     $  4,690,211    $  4,354,392
                                                                ============     ============    ============

     ACCUMULATED DEPRECIATION
        Balance at beginning of period....................      $    506,225     $    393,787    $    308,542
        Additions charged to operating expenses...........           170,888          114,121          91,236
        Additions due to acquisitions.....................            63,178               --              --
                                                                ------------     ------------    ------------
                                                                     740,291          507,908         399,778

        Less: Accumulated depreciation on assets
          sold and written-off............................             2,865            1,683           5,991
                                                                ------------     ------------    ------------
        Balance at end of period..........................      $    737,426     $    506,225    $    393,787
                                                                ============     ============    ============

                                  EXHIBIT INDEX

   EXHIBIT
     NO.
   -------
     3.1      -- Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on
                  April 16, 1993 - Incorporated by reference to Exhibit 3(a) of
                  Vornado's Registration Statement on Form S-4 (File No. 33-60286),
                  filed on April 15, 1993 ...........................................       *

     3.2      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on May 23, 1996 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 2001 (File No. 001-11954), filed on March 11, 2002 ............       *

     3.3      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on April 3, 1997 - Incorporated by reference to Exhibit 3.3 of
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 2001 (File No. 1-11954), filed on March 11, 2002 ..............       *

     3.4      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on October 14, 1997 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-36080),
                  filed on May 2, 2000 ..............................................       *

     3.5      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on April 22, 1998 - Incorporated by reference to Exhibit 3.1 of
                  Vornado's Current Report on Form 8-K, dated April 22, 1998 (File
                  No. 001-11954), filed on April 28, 1998 ...........................       *

     3.6      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on November 24, 1999 - Incorporated by reference to Exhibit 3.4 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-36080),
                  filed on May 2, 2000 ..............................................       *

     3.7      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on April 20, 2000 - Incorporated by reference to Exhibit 3.5 of
                  Vornado's Registration Statement on Form S-3 (File No. 333-36080),
                  filed on May 2, 2000 ..............................................       *

     3.8      -- Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland
                  on September 14, 2000 - Incorporated by reference to Exhibit 4.6 of
                  Vornado's Registration Statement on Form S-8 (File No. 333-68462),
                  filed on August 27, 2001 ..........................................       *

     3.9      -- Articles of Amendment of Declaration of Trust of Vornado dated May
                  31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 2002 (File No.
                  001-11954) ........................................................        *

     3.10     -- Articles of Amendment of Declaration of Trust of Vornado dated June
                  6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002 - incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2002 (File No.
                  001-11954) ........................................................       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     3.11     -- Articles Supplementary Classifying Vornado's $3.25 Series A
                  Preferred Shares of Beneficial Interest, liquidation preference
                  $50.00 per share - Incorporated by reference to Exhibit 4.1 of
                  Vornado's Current Report on Form 8-K, dated April 3, 1997 (File No.
                  001-11954), filed on April 8, 1997 ................................       *

     3.12     -- Articles Supplementary Classifying Vornado's $3.25 Series A
                  Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on
                  December 15, 1997 - Incorporated by reference to Exhibit 3.10 to
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 2001 (File No. 001-11954), filed on March 31, 2002 ............       *

     3.13     -- Articles Supplementary Classifying Vornado's Series D-1 8.5%
                  Cumulative Redeemable Preferred Shares of Beneficial Interest, no
                  par value (the "Series D-1 Preferred Shares") - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K,
                  dated November 12, 1998 (File No. 001-11954), filed on November 30,
                  1998 ..............................................................       *

     3.14     -- Articles Supplementary Classifying Additional Series D-1 8.5%
                  Preferred Shares of Beneficial Interest, liquidation preference
                  $25.00 per share, no par value - Incorporated by reference to
                  Exhibit 3.2 of Vornado's Current Report on Form 8-K/A, dated
                  November 12, 1998 (File No. 001-11954), filed on February 9, 1999 .       *

     3.15     -- Articles Supplementary Classifying 8.5% Series B Cumulative
                  Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K,
                  dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999 .       *

     3.16     -- Articles Supplementary Classifying Vornado's Series C 8.5%
                  Cumulative Redeemable Preferred Shares of Beneficial Interest,
                  liquidation preference $25.00 per share, no par value -
                  Incorporated by reference to Exhibit 3.7 of Vornado's Registration
                  Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999 .       *

     3.17     -- Articles Supplementary Classifying Vornado Realty Trust's Series
                  D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May
                  27, 1999, as filed with the State Department of Assessments and
                  Taxation of Maryland on May 27, 1999 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 27,
                  1999 (File No. 001-11954), filed on July 7, 1999 ..................       *

     3.18     -- Articles Supplementary Classifying Vornado's Series D-3 8.25%
                  Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of
                  Maryland on September 3, 1999 - Incorporated by reference to
                  Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                  September 3, 1999 (File No. 001-11954), filed on October 25, 1999 .       *

     3.19     -- Articles Supplementary Classifying Vornado's Series D-4 8.25%
                  Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of
                  Maryland on September 3, 1999 - Incorporated by reference to
                  Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated
                  September 3, 1999 (File No. 001-11954), filed on October 25, 1999 .       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     3.20     -- Articles Supplementary Classifying Vornado's Series D-5 8.25%
                  Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                  November 24, 1999 (File No. 001-11954), filed on December 23, 1999        *

     3.21     -- Articles Supplementary Classifying Vornado's Series D-6 8.25%
                  Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland
                  on May 1, 2000 - Incorporated by reference to Exhibit 3.1 of
                  Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No.
                  001-11954), filed May 19, 2000 ....................................       *

     3.22     -- Articles Supplementary Classifying Vornado's Series D-7 8.25%
                  Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of
                  Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated May 25, 2000 (File
                  No. 001-11954), filed on June 16, 2000 ............................       *

     3.23     -- Articles Supplementary Classifying Vornado's Series D-8 8.25%
                  Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado's Current Report on Form 8-K, dated
                  December 8, 2000 (File No. 001-11954), filed on December 28, 2000 .       *

     3.24     -- Articles Supplementary Classifying Vornado's Series D-9 8.75%
                  Preferred Shares, dated September 21, 2001, as filed with the State
                  Department of Assessments and Taxation of Maryland on September 25,
                  2001 - Incorporated by reference to Exhibit 3.1 of Vornado's
                  Current Report on Form 8-K (File No. 001-11954), filed on October
                  12, 2001 ..........................................................       *

     3.25     -- Amended and Restated Bylaws of Vornado, as amended on March 2, 2000
                  - Incorporated by reference to Exhibit 3.12 of Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 1999 (File No.
                  001-11954), filed on March 9, 2000 ................................       *

     3.26     -- Second Amended and Restated Agreement of Limited Partnership of the
                  Operating Partnership, dated as of October 20, 1997 (the
                  "Partnership Agreement") - Incorporated by reference to Exhibit 3.4 of Vornado's Annual Report on Form 10-K for the year ended December
                  31, 1997 filed on March 31, 1998 ..................................       *

     3.27     -- Amendment to the Partnership Agreement, dated as of December 16,
                  1997-Incorporated by reference to Exhibit 3.5 of Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 1997 (File No.
                  001-11954) filed on March 31, 1998 ................................       *

     3.28     -- Second Amendment to the Partnership Agreement, dated as of April 1,
                  1998 - Incorporated by reference to Exhibit 3.5 of Vornado's
                  Registration Statement on Form S-3 (File No. 333-50095), filed on
                  April 14, 1998 ....................................................       *

     3.29     -- Third Amendment to the Partnership Agreement, dated as of November
                  12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated November 12, 1998 (File No.
                  001-11954), filed on November 30, 1998 ............................       *

     3.30     -- Fourth Amendment to the Partnership Agreement, dated as of November
                  30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado's
                  Current Report on Form 8-K, dated December 1, 1998 (File No.
                  001-11954), filed on February 9, 1999 .............................       *

     3.31     -- Exhibit A to the Partnership Agreement, dated as of December 22,
                  1998 - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Current Report on Form 8-K/A, dated November 12, 1998 (File No.
                  001-11954), filed on February 9, 1999 .............................       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     3.32     -- Fifth Amendment to the Partnership Agreement, dated as of March 3,
                  1999 - Incorporated by reference to Exhibit 3.1 of Vornado's
                  Current Report on Form 8-K, dated March 3, 1999 (File No.
                  001-11954), filed on March 17, 1999 ...............................       *

     3.33     -- Exhibit A to the Partnership Agreement, dated as of March 11, 1999
                  - Incorporated by reference to Exhibit 3.2 of Vornado's Current
                  Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed
                  on March 17, 1999 .................................................       *

     3.34     -- Sixth Amendment to the Partnership Agreement, dated as of March 17,
                  1999 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No.
                  001-11954), filed on July 7, 1999 .................................       *

     3.35     -- Seventh Amendment to the Partnership Agreement, dated as of May 20,
                  1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No.
                  001-11954), filed on July 7, 1999 .................................       *

     3.36     -- Eighth Amendment to the Partnership Agreement, dated as of May 27,
                  1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Current Report on Form 8-K, dated May 27, 1999 (File No.
                  001-11954), filed on July 7, 1999 .................................       *

     3.37     -- Ninth Amendment to the Partnership Agreement, dated as of September
                  3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado's
                  Current Report on Form 8-K (File No. 001-11954), filed on October
                  25, 1999 ..........................................................       *

     3.38     -- Tenth Amendment to the Partnership Agreement, dated as of September
                  3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado's
                  Current Report on Form 8-K, dated September 3, 1999 (File No.
                  001-11954), filed on October 25, 1999 .............................       *

     3.39     -- Eleventh Amendment to the Partnership Agreement, dated as of
                  November 24, 1999 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Current Report on Form 8-K, dated November 24, 1999 (File
                  No. 001-11954), filed on December 23, 1999 ........................       *

     3.40     -- Twelfth Amendment to the Partnership Agreement, dated as of May 1,
                  2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954),
                  filed on May 19, 2000 .............................................       *

     3.41     -- Thirteenth Amendment to the Partnership Agreement, dated as of May
                  25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado's
                  Current Report on Form 8-K, dated May 25, 2000 (File No.
                  001-11954), filed on June 16, 2000 ................................       *

     3.42     -- Fourteenth Amendment to the Partnership Agreement, dated as of
                  December 8, 2000 - Incorporated by reference to Exhibit 3.2 of
                  Vornado's Current Report on Form 8-K, dated December 8, 2000 (File
                  No. 001-11954), filed on December 28, 2000 ........................       *

     3.43     -- Fifteenth Amendment to the Partnership Agreement, dated as of
                  December 15, 2000 - Incorporated by reference to Exhibit 4.35 of
                  Vornado Realty Trust's Registration Statement on Form S-8 (File No.
                  333-68462), filed on August 27, 2001 ..............................       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     3.44     -- Sixteenth Amendment to the Partnership Agreement, dated as of July
                  25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado
                  Realty Trust's Current Report on Form 8-K (File No. 001-11954),
                  filed on October 12, 2001 .........................................       *

     3.45     -- Seventeenth Amendment to the Partnership Agreement, dated as of
                  September 21, 2001 - Incorporated by reference to Exhibit 3.4 of
                  Vornado Realty Trust's Current Report on Form 8-K (File No.
                  001-11954), filed on October 12, 2001 .............................       *

     3.46     -- Eighteenth Amendment to the Partnership Agreement, dated as of
                  January 1, 2002 - Incorporated by reference to Exhibit 3.1 of
                  Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
                  March 18, 2002 ....................................................       *

     3.47     -- Nineteenth Amendment to the Partnership Agreement, dated as of July
                  1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado
                  Realty Trust's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 2002 (File No. 001-11954) ................................       *

     4.1      -- Instruments defining the rights of security holders (see Exhibits
                  3.1 through 3.24 of this Annual Report on Form 10-K) ..............       *

     4.2      -- Indenture dated as of November 24, 1993 between Vornado Finance
                  Corp. and Bankers Trust Company, as Trustee - Incorporated by
                  reference to Vornado's Current Report on Form 8-K dated November
                  24, 1993 (File No. 001-11954), filed December 1, 1993 .............       *

     4.3      -- Specimen certificate representing Vornado's Common Shares of
                  Beneficial Interest, par value $0.04 per share - Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado's
                  Registration Statement on Form S-3 (File No. 33-62395), filed on
                  October 26, 1995 ..................................................       *

     4.4      -- Specimen certificate representing Vornado's $3.25 Series A
                  Preferred Shares of Beneficial Interest, liquidation preference
                  $50.00 per share, no par value - Incorporated by reference to
                  Exhibit 4.2 of Vornado's Current Report on Form 8-K, dated April 3,
                  1997 (File No. 001-11954), filed on April 8, 1997 .................       *

     4.5      -- Specimen certificate evidencing Vornado's Series B 8.5% Cumulative
                  Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on
                  Form 8-A (File No. 001-11954), filed on March 15, 1999 ............       *

     4.6      -- Specimen certificate evidencing Vornado's 8.5% Series C Cumulative
                  Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 of Vornado's Registration Statement on
                  Form 8-A (File No. 001-11954), filed May 19, 1999 .................       *

     4.7      -- Indenture and Servicing Agreement, dated as of March 1, 2000, among
                  Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and
                  Midland Loan Services, Inc. - Incorporated by reference to Exhibit
                  10.48 of Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (File No. 1-11954), filed on March 9, 2000 ......       *

     4.8      -- Indenture, dated as of June 24, 2002, between Vornado Realty L.P.
                  and The Bank of New York, as Trustee - Incorporated by reference to
                  Exhibit 4.1 to Vornado Realty L.P.'s Current Report on Form 8-K
                  dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002 ..       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     4.9      -- Officer's Certificate pursuant to Sections 102 and 301 of the
                  Indenture, dated June 24, 2002 - Incorporated by reference to
                  Exhibit 4.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 2002 (File No. 001-11954), filed on
                  August 7, 2002 ....................................................       *

     10.1     -- Vornado Realty Trust's 1993 Omnibus Share Plan, as amended -
                  Incorporated by reference to Exhibit 4.1 of Vornado Realty Trust's registration statement on Form S-8 (File No. 331-09159), filed on
                  July 30, 1996 .....................................................       *

     10.2     -- Second Amendment, dated as of June 12, 1997, to Vornado's 1993
                  Omnibus Share Plan, as amended - Incorporated by reference to
                  Vornado's Registration Statement on Form S-8 (File No. 333-29011)
                  filed on June 12, 1997 ............................................       *

     10.3     -- Master Agreement and Guaranty, between Vornado, Inc. and Bradlees
                  New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter
                  ended March 31, 1992 (File No. 001-11954), filed May 8, 1992 ......       *

     10.4**   -- Mortgage, Security Agreement, Assignment of Leases and Rents and
                  Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee - Incorporated by reference to Vornado's Current Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed
                  December 1, 1993 ..................................................       *

     10.5**   -- Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998 (File No. 001-11954), filed November 12, 1998 ..       *

     10.6**   -- Employment Agreement between Vornado Realty Trust and Michael D.
                  Fascitelli, dated December 2, 1996 - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 1996 (File No. 001-11954), filed March 13, 1997 ...............       *

     10.7     -- Registration Rights Agreement between Vornado, Inc. and Steven
                  Roth, dated December 29, 1992 - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 1992 (File No. 001-11954), filed February 16, 1993 ............       *

     10.8     -- Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated
                  December 29, 1992 - Incorporated by reference to Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 1992 (File No.
                  001-11954), filed February 16, 1993 ...............................       *

     10.9     -- Management Agreement between Interstate Properties and Vornado,
                  Inc. dated July 13, 1992 -Incorporated by reference to Vornado's
                  Annual Report on Form 10-K for the year ended December 31, 1992
                  (File No. 001-11954), filed February 16, 1993 .....................       *

     10.10    -- Real Estate Retention Agreement between Vornado, Inc., Keen Realty
                  Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992
                  - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
                  February 16, 1993 .................................................       *

     10.11    -- Amendment to Real Estate Retention Agreement dated February 6, 1995
                  - Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed
                  March 23, 1995 ....................................................       *

----------
* Incorporated by reference.
** Management contract or compensatory plan.

   EXHIBIT
     NO.
   -------
     10.12    -- Stipulation between Keen Realty Consultants Inc. and Vornado Realty
                  Trust re: Alexander's Retention Agreement - Incorporated by
                  reference to Vornado's Annual Report on Form 10-K for the year
                  ended December 31, 1993 (File No. 001-11954), filed March 24, 1994        *

     10.13    -- Stock Purchase Agreement, dated February 6, 1995, among Vornado
                  Realty Trust and Citibank, N.A. Incorporated by reference to
                  Vornado's Current Report on Form 8-K dated February 6, 1995 (File
                  No. 001-11954), filed February 21, 1995 ...........................       *

     10.14    -- Management and Development Agreement, dated as of February 6, 1995
                  - Incorporated by reference to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21,
                  1995 ..............................................................       *

     10.15    -- Standstill and Corporate Governance Agreement, dated as of February
                  6, 1995 - Incorporated by reference to Vornado's Current Report on
                  Form 8-K dated February 6, 1995 (File No. 001-11954), filed
                  February 21, 1995 .................................................       *

     10.16    -- Credit Agreement, dated as of March 15, 1995, among Alexander's
                  Inc., as borrower, and Vornado Lending Corp., as lender -
                  Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed March
                  23, 1995 ..........................................................       *

     10.17    -- Subordination and Intercreditor Agreement, dated as of March 15,
                  1995 among Vornado Lending Corp., Vornado Realty Trust and First
                  Fidelity Bank, National Association - Incorporated by reference to
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 1994 (File No. 001-11954), filed March 23, 1995 ...............       *

     10.18    -- Form of Intercompany Agreement between Vornado Realty L.P. and
                  Vornado Operating, Inc. -Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.'s Registration
                  Statement on Form S-11 (File No. 333-40701), filed on January 23,
                  1998 ..............................................................       *

     10.19    -- Form of Revolving Credit Agreement between Vornado Realty L.P. and
                  Vornado Operating, Inc., together with related form of Note -
                  Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to
                  Vornado Operating, Inc.'s Registration Statement on Form S-11 (File
                  No. 333-40701) ....................................................       *

     10.20    -- Registration Rights Agreement, dated as of April 15, 1997, between
                  Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado's
                  Current Report on Form 8-K (File No. 001-11954), filed on April 30,
                  1997 ..............................................................       *

     10.21    -- Noncompetition Agreement, dated as of April 15, 1997, by and among
                  Vornado Realty Trust, the Mendik Company, L.P., and Bernard H.
                  Mendik - Incorporated by reference to Exhibit 10.3 of Vornado's
                  Current Report on Form 8-K (File No. 001-11954), filed on April 30,
                  1997 ..............................................................       *

     10.22    -- Employment Agreement, dated as of April 15, 1997, by and among
                  Vornado Realty Trust, The Mendik Company, L.P. and David R.
                  Greenbaum - Incorporated by reference to Exhibit 10.4 of Vornado's
                  Current Report on Form 8-K (File No. 001-11954), filed on April 30,
                  1997 ..............................................................       *

     10.23    -- Agreement, dated September 28, 1997, between Atlanta Parent
                  Incorporated, Portland Parent Incorporated and Crescent Real Estate
                  Equities, Limited Partnership - Incorporated by reference to
                  Exhibit 99.6 of Vornado's Current Report on Form 8-K (File No.
                  001-11954), filed on October 8, 1997 ..............................       *

----------
* Incorporated by reference.

   EXHIBIT
     NO.
   -------
     10.24    -- Contribution Agreement between Vornado Realty Trust, Vornado Realty
                  L.P. and The Contributors Signatory - thereto - Merchandise Mart
                  Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc. -
                  Incorporated by reference to Exhibit 10.34 of Vornado's Annual
                  Report on Form 10-K/A for the year ended December 31, 1997 (File
                  No. 001-11954), filed on April 8, 1998 ............................       *

     10.25    -- Sale Agreement executed November 18, 1997, and effective December
                  19, 1997, between MidCity Associates, a New York partnership, as
                  Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser - Incorporated by reference to Exhibit 10.35 of Vornado's Annual Report on Form 10-K/A for the year ended
                  December 31, 1997 (File No. 001-11954), filed on April 8, 1998 ....       *

     10.26    -- Credit Agreement dated as of June 22, 1998 among One Penn Plaza,
                  LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan
                  Bank, as Administrative Agent - Incorporated by reference to
                  Exhibit 10 of Vornado's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1998 (File No. 001-11954), filed August 13,
                  1998 ..............................................................       *

     10.27    -- Registration Rights Agreement, dated as of April 1, 1998, between
                  Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado's
                  Registration Statement on Form S-3 (File No. 333-50095), filed on
                  May 6, 1998 .......................................................       *

     10.28    -- Registration Rights Agreement, dated as of August 5, 1998, between
                  Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado's Registration Statement on
                  Form S-3 (File No. 333-89667), filed on October 25, 1999 ..........       *

     10.29    -- Registration Rights Agreement, dated as of July 23, 1998, between
                  Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement on
                  Form S-3 (File No. 333-89667), filed on October 25, 1999 ..........       *

     10.30    -- Consolidated and Restated Mortgage, Security Agreement, Assignment
                  of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as
                  Mortgagee) - Incorporated by reference to Exhibit 10.47 of
                  Vornado's Annual Report on Form 10-K for the period ended December
                  31, 1999 (File No. 001-11954), filed on March 9, 2000 .............       *

     10.31**  -- Employment Agreement, dated January 22, 2000, between Vornado
                  Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit
                  10.49 of Vornado's Annual Report on Form 10-K for the period ended
                  December 31, 1999 (File No. 001-11954), filed on March 9, 2000 ....       *

     10.32**  -- Deferred Stock Agreement, dated December 29, 2000, between Vornado
                  Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit
                  10.32 of Vornado's Annual Report on Form 10-K for the year ended
                  December 31, 2002 (File No. 001-11954), filed on March 7, 2002 ....       *

     10.33    -- First Amended and Restated Promissory Note of Steven Roth, dated
                  November 16, 1999 - Incorporated by reference to Exhibit 10.50 of
                  Vornado's Annual Report on Form 10-K for the period ended December
                  31, 1999 (File No. 001-11954), filed on March 9, 2000 .............       *

     10.34    -- Letter agreement, dated November 16, 1999, between Steven Roth and
                  Vornado Realty Trust - Incorporated by reference to Exhibit 10.51 of Vornado's Annual Report on Form 10-K for the period ended
                  December 31, 1999 (File No. 001-11954), filed on March 9, 2000 ....       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

   EXHIBIT
     NO.
   -------
     10.35    -- Revolving Credit Agreement dated as of March 21, 2000 among Vornado
                  Realty L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to Vornado's
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
                  (File No. 001-11954) filed on May 5, 2000 .........................       *

     10.36    -- Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust, Vornado Merger Sub L.P., Charles E.
                  Smith Commercial Realty L.P., Charles E. Smith Commercial Realty
                  L.L.C., Robert H. Smith, individually, Robert P. Kogod,
                  individually, and Charles E. Smith Management, Inc. - Incorporated
                  by reference to Exhibit 2.1 of Vornado Realty Trust's Current
                  Report on Form 8-K (File No. 001-11954), filed on January 16, 2002        *

     10.37    -- Registration Rights Agreement, dated January 1, 2002, between
                  Vornado Realty Trust and the holders of the Units listed on
                  Schedule A thereto - Incorporated by reference to Exhibit 10.1 of
                  Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
                  March 18, 2002 ....................................................       *

     10.38    -- Registration Rights Agreement, dated January 1, 2002, between
                  Vornado Realty Trust and the holders of the Units listed on
                  Schedule A thereto - Incorporated by reference to Exhibit 10.2 of
                  Vornado's Current Report on Form 8-K (File No. 1-11954), filed on
                  March 18, 2002 ....................................................       *

     10.39    -- Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial
                  Realty L.P. and Charles E. Smith Commercial Realty L.L.C. -
                  Incorporated by reference to Exhibit 10.3 of Vornado's Current
                  Report on Form 8-K (File No. 1-11954), filed on March 18, 2002 ....       *

     10.40**  -- Employment Agreement between Vornado Realty Trust and Michael D.
                  Fascitelli, dated March 8, 2002 - Incorporated by reference to
                  Exhibit 10.7 to Vornado Realty Trust's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 2002 (File No. 001-11954),
                  filed on May 1, 2002 ..............................................       *

     10.41**  -- First Amendment, dated October 31, 2002, to the Employment
                  Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to
                  the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002       *

     10.42**  -- First Amendment, dated June 7, 2002, to the Convertible Units
                  Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3
                  to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002        *

     10.43**  -- Second Amendment, dated October 31, 2002, to the Convertible Units
                  Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8,
                  2002 ..............................................................       *

     10.44**  -- 2002 Units Agreement between Vornado Realty Trust and Michael D.
                  Fascitelli, dated March 8, 2002 - Incorporated by reference to
                  Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on
                  November 8, 2002 ..................................................       *

     10.45**  -- First Amendment, dated October 31, 2002, to the 2002 Units
                  Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to
                  the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

   EXHIBIT
     NO.
   -------
     10.46**  -- First Amendment, dated October 31, 2002, to the Registration
                  Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8,
                  2002 ..............................................................       *

     10.47**  -- Trust Agreement between Vornado Realty Trust and Chase Manhattan
                  Bank, dated December 2, 1996 - Incorporated by reference to Exhibit
                  99.10 to the Schedule 13D filed by Michael D. Fascitelli on
                  November 8, 2002 ..................................................       *

     10.48**  -- First Amendment, dated September 17, 2002, to the Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated
                  December 2, 1996 - Incorporated by reference to Exhibit 99.11 to
                  the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002       *

     10.49    -- Amended and Restated Credit Agreement, dated July 3, 2002, between
                  Alexander's Inc. and Vornado Lending L.L.C. (evidencing a
                  $50,000,000 line of credit facility) - Incorporated by reference to
                  Exhibit 10(i)(B)(3) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7,
                  2002 ..............................................................       *

     10.50    -- Credit Agreement, dated July 3, 2002, between Alexander's and
                  Vornado Lending L.L.C. (evidencing a $35,000,000 loan) -
                  Incorporated by reference to Exhibit 10(i)(B)(4) of Alexander's
                  Inc.'s quarterly report for the period ended June 30, 2002 (File
                  No. 001-06064), filed on August 7, 2002 ...........................       *

     10.51    -- Guaranty of Completion, dated as of July 3, 2002, executed by
                  Vornado Realty L.P. for the benefit of Bayerische Hypo- and
                  Vereinsbank AG, New York Branch, as Agent for the Lenders -
                  Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander's
                  Inc.'s quarterly report for the period ended June 30, 2002 (File
                  No. 001-06064), filed on August 7, 2002 ...........................       *

     10.52    -- Reimbursement Agreement, dated as of July 3, 2002, by and between
                  Alexander's, Inc., 731 Commercial LLC, 731 Residential LLC and
                  Vornado Realty L.P. - Incorporated by reference to Exhibit
                  10(i)(C)(8) of Alexander's Inc.'s quarterly report for the period
                  ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002 .       *

     10.53    -- Amendment to Real Estate Retention Agreement, dated as of July 3,
                  2002, by and between Alexander's, Inc. and Vornado Realty L.P. -
                  Incorporated by reference to Exhibit 10(i)(E)(3) of Alexander's
                  Inc.'s quarterly report for the period ended June 30, 2002 (File
                  No. 001-06064), filed on August 7, 2002 ...........................       *

     10.54    -- 59th Street Real Estate Retention Agreement, dated as of July 3,
                  2002, by and between Vornado Realty L.P., 731 Residential LLC and
                  731 Commercial LLC - Incorporated by reference to Exhibit
                  10(i)(E)(4) of Alexander's Inc.'s quarterly report for the period
                  ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002 .       *

     10.55    -- Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064),
                  filed on August 7, 2002 ...........................................       *

----------
*  Incorporated by reference.
** Management contract or compensatory plan.

   EXHIBIT
     NO.
   -------
     10.56    -- 59th Street Management and Development Agreement, dated as of July
                  3, 2002, by and between 731 Commercial LLC and Vornado Management
                  Corp. - Incorporated by reference to Exhibit 10(i)(F)(2) of
                  Alexander's Inc.'s quarterly report for the period ended June 30,
                  2002 (File No. 001-06064), filed on August 7, 2002 ................       *

     10.57    -- Amendment dated May 29, 2002, to the Stock Pledge Agreement between
                  Vornado Realty Trust and Steven Roth dated December 29, 1992 -
                  Incorporated by reference to Exhibit 5 of Interstate Properties'
                  Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May
                  30, 2002 ..........................................................       *

     10.58    -- Vornado Realty Trust's 2002 Omnibus Share Plan - Incorporated by
                  reference to Exhibit 4.2 to Vornado Registration Statement on Form
                  S-3 (File No. 333-102216) filed December 26, 2002 .................       *

     10.59**  -- First Amended and Restated Promissory Note from Michael D Fascitelli to Vornado Realty Trust, Management dated December 17, 2001 -
                  Incorporated by reference to Exhibit 10.59 of Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 2002 (File
                  No. 001-11954), filed on March 7, 2002 plan........................       *

     10.60**  -- Promissory Note from Joseph Macnow to Vornado Realty Trust, dated
                  July 23, 2002 - Incorporated by reference to Exhibit 10.60 of
                  Vornado's Annual Report on Form 10-K for the year ended December
                  31, 2002 (File No. 001-11954), filed on March 7, 2002..............       *

     10.61**  -- Amendment to Employment Agreement by and between Vornado Realty
                  Trust and Melvyn H. Blum, dated February 13, 2003 - Incorporated by reference to Exhibit 10.61 of Vornado's Annual Report on Form 10-K
                  for the year ended December 31, 2002 (File No. 001-11954), filed on
                  March 7, 2002......................................................       *

     10.62**  -- Amendment No. 1 to Deferred Stock Agreement by and between Vornado
                  Realty Trust and Melvyn H. Blum, dated February 13, 2003 -
                  Incorporated by reference to Exhibit 10.62 of Vornado's Annual
                  Report on Form 10-K for the year ended December 31, 2002 (File No.
                  001-11954), filed on March 7, 2002.................................       *

     21       -- Subsidiaries of the Registrant

     23       -- Consent of independent auditors

----------
*  Incorporated by reference.
** Management contract or compensatory plan.