Form 10-K
period 2003-12-31
VORNADO REALTY LP
filed 2004-03-15
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission File Number:                                           000-22635

VORNADO REALTY L.P.

(Exact name of Registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (212) 894-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Units of Limited Partnership Interest

Series A Preferred Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒     NO       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   ☒  NO  ☐

There is no public market for the Class A units of the limited partnership interest of Vornado Realty L.P.  Based on the closing stock price of Vornado Realty Trust’s common shares on June 30, 2003, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and officers and trustees of Vornado Realty, Trust was $3,549,034,000.

Documents Incorporated by Reference

Part III:  Portions of Vornado Realty Trust’s Proxy Statement for Annual Meeting of Shareholders to be held on May 27, 2004.

TABLE OF CONTENTS

	Item

Part I.	1.	Business	4

	2.	Properties	26

	3.	Legal Proceedings	58

	4.	Submission of Matters to a Vote of Security Holders	59

		Executive Officers of the Registrant	59

Part II.	5.	Market for the Registrant’s Common Equity and Related Shareholder Matters	60

	6.	Selected Financial Data	61

	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62

	7A.	Quantitative and Qualitative Disclosures about Market Risk	105

	8.	Financial Statements and Supplementary Data	106

	9.	Change In and Disagreements With Independent Auditors on Accounting and Financial Disclosure	155

	9A.	Controls and Procedures	155

Part III.	10.	Directors and Executive Officers of the Registrant	155	(1)

	11.	Executive Compensation	155	(1)

	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	155	(1)

	13.	Certain Relationships and Related Transactions	156	(1)

	14.	Principal Accountant Fees and Services	156	(1)

Part IV.	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	157

Signatures			158

(1)                Vornado Realty Trust, the Registrant’s general partner, will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of trustees with the Securities and Exchange Commission not later than 120 days after December 31, 2003, portions of which are incorporated by reference herein. Information relating to Executive Officers of Vornado Realty Trust appears on page 59 of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not guarantees of performance.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.   You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this annual report on Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For further discussion of these factors see “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations” in this annual report on Form 10-K.

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

PART I

ITEM 1.                             BUSINESS

THE COMPANY

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”), is the sole general partner of, and owned approximately 82% of the common limited partnership interest in, the Operating Partnership at February 16, 2004. All references to “We,” “Us,” and “Company” refer to the Operating Partnership and its consolidated subsidiaries.

The Company currently owns directly or indirectly:

Office Properties (“Office”):

(i)            all or portions of 83 office properties aggregating approximately 27.3 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties (“Retail”):

(ii)           60 retail properties in six states and Puerto Rico aggregating approximately 12.9 million square feet, including 2.7 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)          8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)          a 60% interest in the Vornado Crescent Portland Partnership that owns 87 cold storage warehouses nationwide with an aggregate of approximately 440.7 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

(v)           33.1% of the outstanding common stock of Alexander’s, Inc. (“Alexander’s”);

(vi)          the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

(vii)         a 22.6% interest in The Newkirk Master Limited Partnership (“Newkirk MLP”) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(viii)        eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

(ix)           other investments, including interests in other real estate, loans and notes receivable and marketable securities.

OBJECTIVES AND STRATEGY

Our business objective is to maximize shareholder value.  We intend to achieve this objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•                  Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

•                  Investing in properties in select markets, such as New York City and Washington, D.C., where we believe there is high likelihood of capital appreciation;

•                  Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

•                  Investing in retail properties in select under-stored locations such as the New York City metropolitan area;

•                  Investing in fully integrated operating companies that have a significant real estate component with qualified, experienced operating management and strong growth potential which can benefit from our access to efficient capital;

•                  Developing/redeveloping our existing properties to increase returns and maximize value; and

•                  On occasion, providing specialty financing to real estate companies.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

ACQUISITIONS

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired for $13,000,000 in cash BMS, which provides cleaning, security and engineering services principally to the Company’s Manhattan office properties.  This company was previously owned by the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, one of the Company’s executive officers.

Kaempfer Company (“Kaempfer”)

On April 9, 2003, the Company acquired Kaempfer which owns partial interests in six Class “A” office properties in Washington D.C. containing 1.8 million square feet, manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including the Waterfront project discussed below.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $32,200,000 (consisting of $28,600,000 in cash and approximately 99,300 Operating Partnership units valued at $3,600,000) and may be increased by up to $9,000,000 based on the performance of the management company.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Washington D.C. (the “Waterfront Interest”) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, who became the President of the Company’s CESCR division.

20 Broad Street

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

General Motors Building Mezzanine Loans

On October 20, 2003, the Company made a $200,000,000 mezzanine loan secured by partnership interests in the General Motors Building. The General Motors Building was acquired by Macklowe Properties in September 2003 for approximately $1.4 billion. Vornado’s loan is subordinate to $900,000,000 of other debt. The loan is based on a rate of LIBOR plus 8.685% (with a LIBOR floor of 1.5%) and currently yields 10.185%.  Further, on October 30, 2003, the Company made an additional $25,000,000 loan, as part of a $50,000,000 loan, the balance of which was funded by an affiliate of Soros Fund Management LLC. This loan, which is junior to the $1.1 billion of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%) and currently yields 14.31%. These loans mature in October 2005, with three one-year extensions.

Bergen Mall

On December 12, 2003, the Company acquired the Bergen Mall for approximately $145,000,000. This purchase was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the Company’s Two Park Avenue property.  The Bergen Mall is a 903,000 square foot shopping center located on Route 4 East in Paramus, New Jersey. The center is anchored by Macy’s, Value City, Marshalls and Off Saks Fifth Avenue.  The Company intends to expand, re-tenant and redevelop the asset.

Further details of the Company’s acquisition activities are disclosed in Part II.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this annual report on Form 10-K.

DISPOSITIONS

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company, which resulted in a net gain on the sale after closing costs of $156,433,000.

In addition, the Company sold two strip shopping centers in 2003, for an aggregate of $7,852,000, which resulted in net gains of $4,589,000.

On February 2, 2004, the Palisades Venture in which the Company owns a 75% interest entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000.  On February 27, 2004, in order to permit a potential “like kind exchange,” the Company acquired the remaining 25% interest it did not previously own for its partner’s share of the net sales price (approximately $17,000,000).  The Company’s gain on sale after closing costs will be approximately $70,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

Further details of the Company’s dispositions are disclosed in Part II.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements in this annual report on Form 10-K.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

The Company is currently engaged in various development/redevelopment projects for which it has budgeted approximately $561.7 million.  Of this amount $111.1 million was expended in 2003 and $169 million is estimated to be expended in 2004.  Below is a description of these projects.

		The Company’s Share of
($in millions)	Estimated Completion Date	Estimated Project Cost		Costs Expended in Year Ended December 31, 2003	Estimated Costs to Complete
Office:
New York City:
640 Fifth Avenue – construction of additional 47,000 square feet of office space and redevelopment of existing building	Summer 2004	$62.5		$29.4	$14.1
CESCR:
Crystal City Office space to be vacated by the U.S. Government Patent Office (“PTO”):
(i)Renovation of buildings (see next page)	2005-2007	90.0	(1)	—	90.0
(ii)Cost to retenant	2005-2007	60.0		—	60.0
Crystal Drive Retail – construction of additional 57,000 square feet of retail space and improvements to the infrastructure including streets, signals and signs as part of “way finding” program	Fall 2004	43.0		12.5	28.7
Retail:
4 Union Square South – redevelopment of 198,000 square feet, of which 193,000 square feet has been leased to Whole Foods, Forever 21, DSW Shoe Warehouse and Filenes	Spring 2005	54.3		14.0	34.8
Green Acres Mall – interior renovation, construction of an additional 70,000 square feet of free-standing retail space, parking decks and site-work and tenant improvements for B.J.’s Wholesale who will construct its own store (2)	2006	63.3		1.0	62.3
Strip shopping centers: (i) site work and/or demolition of existing buildings as part of the redevelopment of 7 properties released to Wal-Mart and Lowes, who will construct their own stores at these sites (six of these locations were previously leased to Bradlees).	2004-2005	21.3		6.4	14.9
(ii) expansion of shopping centers in Bensalem, Kearny and Marlton aggregating 120,000 square feet (2)	2004-2005	9.5		—	9.5
715 Lexington Avenue – demolition of existing building and construction of 24,000 square feet of retail space on four floors	Summer 2005	18.1		1.6	16.5
968 Third Avenue (50% interest) – demolition of existing building and construction of 8,300 square feet of retail space on three floors	Fall 2004	5.7		—	5.7
Merchandise Mart:
350 North Orleans, Chicago – addition of 40,000 square feet at street level and new lobby	Fall 2004	18.2		1.6	16.6
Other:
400 North LaSalle, Chicago (85% interest) – construction of 381,000 square foot high rise rental apartment complex containing 452 apartments	Spring 2004	78.9		35.7	5.6
Penn Plaza Signage District – construction of approximately 21 signs at various locations in the Penn Plaza District, of which 7 have been completed as of December 31, 2003	Fall 2006	36.9		8.9	24.8
		$561.7		$111.1	$383.5

(1)                            In January 2002, when the Company acquired the remaining 66% of CESCR it did not already own, it estimated that these costs would be approximately $75.0.

(2)                            Subject to governmental approvals.

The Company is also in the pre-development phase of a number of other projects including (i) retail space in the Penn Plaza area, (ii) repositioning of the Hotel Pennsylvania, (iii) expansion and redevelopment of the Bergen Mall, (iv) expansion of Monmouth Mall and (v) renovation of the 2101 L Street office building.

There can be no assurance that any of the above projects will commence or be completed on schedule or on budget.

The Company plans to renovate the buildings occupied by the PTO as their leases expire over the next three years as follows:

	Square Feet Expiring (in thousands)
	Total	2004	2005				2006
		Q4	Q1	Q2	Q3	Q4	Q1
Crystal Plaza Two	181	—	—	—	181	—	—
Crystal Plaza Three	263	263	—	—	—	—	—
Crystal Plaza Four	234	234	—	—	—	—	—
Crystal Park One	224	13	109	64	—	38	—
Crystal Park Two	406	39	103	77	—	98	89
Crystal Park Three	107	67	—	24	—	—	16
Crystal Park Five	194	—	—	—	194	—	—
Crystal Mall One	180	180	—	—	—	—	—
Other Buildings	150	141	—	—	7	—	2
	1,939	937	212	165	382	136	107

Renovations to Crystal Mall One, Crystal Park One, and Crystal Plaza Three and Four totaling 901,000 square feet will include new restrooms, lobbies, corridors and elevator modernization.  In Crystal Plaza Three and Four, the renovations will also include new mechanical systems.  The portions of these buildings vacated by the PTO will be taken out of service during redevelopment which is expected to be completed over a 12 to 18 month period.  Renovations to the remaining buildings will consist of common area and exterior renovations to upgrade the buildings that will not require the buildings to be taken out of service.

OTHER INVESTMENTS

The Company’s other investments are comprised of:

(Amounts in thousands except per share/unit amounts and square feet)

As of December 31, 2003
Other Real Estate Investments:
Consolidated:
The Palisades Joint Venture (1)	$143,875
400 North LaSalle Venture (2)	59,414
Student Housing (3)	25,069
Carried at Equity:
Monmouth Mall Joint Venture (4)	30,612
Starwood Ceruzzi Joint Venture (5)	23,821
$282,791
Marketable Securities, including $29,259 of Capital Trust, Inc. (“Capital Trust”) preferred securities (6)	$81,491

Notes and Mortgage Loans Receivable:
General Motors Building Mezzanine Loans (7)	$223,075
Commonwealth Atlantic Properties, an affiliate of Lazard Freres Real Estate Investors L.L.C. (“CAPI”) (8)	38,500
Vornado Operating Company (see page 14 for further details)	21,989
Other	2,401
$285,965

(1)   The Palisades Joint Venture

The Palisades Joint Venture was formed in 1999 to develop an 855,000 square foot high-rise residential tower in Fort Lee, New Jersey, containing 538 apartments.  The joint venture agreement provides for the Company to contribute 95% of the equity and receive 75% of the net profit after a 10% preferred return. The Company placed the property into service on March 1, 2002.  On February 2, 2004, the Palisades Venture entered into an agreement to sell the asset for $222,500.  On February 27, 2004, in order to permit a potential “like kind exchange,” the Company acquired the remaining 25% interest it did not previously own for its partner’s share of the net sales price (approximately $17,000).  The Company’s gain on sale after closing costs will be approximately $70,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

(2)   400 North LaSalle Venture

The 400 North LaSalle joint venture was formed in July 2001, to develop a 381,000 square foot, high-rise residential tower with an attached parking garage in Chicago Illinois, containing 452 apartments.  Under the venture agreement the Company contributed 92% of the equity and is entitled to 85% of the profits.  The development of the residential tower and garage was substantially completed and fully placed into service as of January 2004.  As of December 31, 2003, the tower is 22.5% occupied.

(3)   Student Housing

In January 2000, the Company and its joint venture partner acquired a 252-unit student housing complex in Gainesville, Florida, for approximately $27,000.  The Company has a 90% interest in the joint venture.

(4)   Monmouth Mall Joint Venture

On October 10, 2002, a joint venture in which the Company has a 50% interest acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 719,000 square feet are owned by the tenants.  The Company made a $7,000 common equity investment in the venture and provided it with $23,500 of preferred equity yielding 14%.  The venture financed the purchase of the Mall with $135,000 of floating rate debt at LIBOR plus 2.05% (with a LIBOR floor of 2.50% on $35,000), a three-year term and two one-year extension options.

(5)   Starwood Ceruzzi Joint Venture

The Starwood Ceruzzi Joint Venture in which the Company is an 80% non-managing partner and Starwood Ceruzzi is the 20% managing partner, was formed in 2000 to acquire a group of retail fee and leasehold interests in properties formerly occupied by Hechinger, a home improvement retailer which was liquidated.  The venture currently owns one fee interest and four leasehold interests aggregating 500,000 square feet.  The properties are located in Pennsylvania, Virginia and Maryland.  In 2001, the venture sold one of the fee interests acquired resulting in a gain of $1,744 (of which the Company’s share was $1,395).  One of the leasehold interests was net leased to Home Depot in 2002, and the other four sites are currently vacant.

(6)   Capital Trust Preferred Securities

At December 31, 2003, the Company owns $30,000 of 8.25% step-up convertible junior subordinated debentures which are convertible into shares of Class A common stock of Capital Trust (NYSE:CT) at a conversion price of $7.00 per share.  The securities are redeemable by Capital Trust, in whole or in part, on or after September 30, 2004.  Steven Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust, nominated by the Company.

(7)   General Motors Building Mezzanine Loans

On October 20, 2003 the Company made a $200,000 mezzanine loan secured by partnership interests in the General Motors Building. The General Motors Building was acquired by Macklowe Properties in September 2003 for approximately $1.4 billion. Vornado’s loan is subordinate to $900,000 of other debt. The loan is based on a rate of LIBOR plus 8.685% (with a LIBOR floor of 1.5%) and currently yields 10.185%.  Further, on October 30, 2003, the Company made an additional $25,000 loan, as part of a $50,000 loan, the balance of which was funded by an affiliate of Soros Fund Management LLC. This loan, which is junior to the $1.1 billion of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%) and currently yields 14.31%. These loans mature in October 2005, with three one-year extensions.

(8)   CAPI

In March 1999, in connection with the Company’s acquisition of land under certain of the CESCR office properties from CAPI, the Company made a $41,200 recourse loan to CAPI with interest at 8.5%, which matures in June 2004.  The loan is secured by approximately 1,100,000 of the Company’s Series E-1 convertible preferred units issued to CAPI.  Each Series E-1 convertible preferred unit is convertible into 1.1364 shares of Vornado common shares.  At December 31, 2003, the balance of the loan was $38,500.  In February 2004, CAPI converted all of its Series E-1 units into 5,679,727 Vornado common shares.  Subsequent to the conversion the loan is secured by 1,250,000 Vornado common shares.

FINANCING ACTIVITIES

On July 3, 2003, the Company entered into a new $600,000,000 unsecured revolving credit facility, which has replaced its $1,000,000,000 unsecured revolving credit facility, which was to mature in July 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

On November 11, 2003, the Company redeemed all of its 8.5% Series D-1 Cumulative Redeemable Preferred Units issued in 1998 at a redemption price equal to the par value of $25.00 per unit or an aggregate of $87,500,000 plus accrued distributions of $849,000.  This amount exceeded the carrying amount by $2,100,000, representing the original issuance costs.  Upon the redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to common shares in accordance with the July 2003 EITF clarification of Topic-D-42.

On November 17, 2003, Vornado sold $40,000,000 of 7.00% Series D-10 Cumulative Redeemable Preferred Shares to an institutional investor in a registered offering. Immediately prior to that sale, the Company sold $80,000,000 of 7.00% Series D-10 Cumulative Redeemable Preferred Units to an institutional investor in a separate private offering. Both the perpetual Preferred Units and perpetual Preferred Shares may be called without penalty at the option of the Company commencing in November 2008.

On November 25, 2003, the Company completed an offering of $200,000,000 aggregate principal amount of 4.75% senior unsecured notes due December 1, 2010.  Interest on the notes is payable semi-annually on June 1st and December 1st, commencing in 2004.  The notes were priced at 99.869% of their face amount to yield 4.772%. The notes contain the same financial covenants that are in the Company’s notes issued in June 2002, except the maximum ratio of secured debt to total assets is now 50% (previously 55%).  The net proceeds of approximately $198,500,000 were used primarily to repay existing mortgage debt.

Further details of the Company’s financing activities are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report on Form 10-K.

At December 31, 2003, the ratio of debt-to-enterprise value (market equity value plus debt less cash) was 35% based on debt of $5.115 billion, including the Company’s proportionate share of debt of partially-owned non-consolidated entities.  In the future, in connection with the Company’s strategy for growth, this percentage may change.  The Company’s policy concerning the incurrence of debt may be reviewed and modified from time to time without the vote of the partners.

The Company may seek to obtain funds through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. The Company may offer units in exchange for property and may repurchase or otherwise re-acquire its units or any other securities in the future.

EBITDA BY SEGMENT AND REGION

The following table sets forth the percentage of the Company’s EBITDA(1) by segment and region for the years ended December 31, 2003, 2002, and 2001.  EBITDA for the year ended December 31, 2003, includes gains on sale of real estate of $161,789,000, of which $157,200,000 and $4,589,000 relate to New York Office and Retail segments, respectively.  The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously, as if it had occurred on January 1, 2001.

	Percentage of EBITDA(1)
	Years Ended December 31,
	2003	2002	2001	2001
			Pro forma
Segment
Office:
New York	40%	33%	32%	38%
CESCR	24%	30%	27%	11%
Total	64%	63%	59%	49%
Retail	12%	12%	12%	15%
Merchandise Mart Properties	10%	12%	11%	14%
Temperature Controlled Logistics	6%	7%	8%	9%
Other Investments	8%	6%	10%	13%
	100%	100%	100%	100%
Region
New York City metropolitan area	49%	41%	42%	52%
Washington, D.C./Northern Virginia metropolitan area	24%	30%	26%	11%
Chicago	10%	11%	9%	11%
Philadelphia metropolitan area	2%	1%	—%	1%
Puerto Rico	1%	1%	1%	2%
Other regions (2)	14%	16%	22%	23%
	100%	100%	100%	100%

(1)          EBITDA represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.  See “Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operations –Summary of Net Income and EBITDA” for a reconciliation of EBITDA to net income.

(2)          Other regions include the Temperature Controlled Logistics segment which has cold storage warehouses in 32 states.  See page 47 for details.

VORNADO OPERATING COMPANY (“Vornado Operating”)

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

Under the agreement, the Company provides Vornado Operating with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates the Company in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses the Company for certain costs incurred and paid to third parties on behalf of Vornado Operating.  Pursuant to the agreement, compensation for such services was approximately $330,000 for each of the years ended December 31, 2003 and 2002, and $371,000 for the year ended December 31, 2001.

Vornado Operating and the Company each have the right to terminate the agreement if the other party is in material default of the agreement or upon 90 days written notice to the other party at any time.  In addition, the Company has the right to terminate the agreement upon a change in control of Vornado Operating.

Vornado Operating’s Management

Steven Roth, Michael Fascitelli, Richard West and Russell Wight are directors of Vornado Operating.  Steven Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Michael Fascitelli is also President of Vornado Operating, and certain other members of the Company’s senior management hold corresponding positions with Vornado Operating.

Temperature Controlled Logistics Business

On March 11, 1999, the Vornado Crescent Portland Partnership (“the Landlord”) in which the Company has a 60% general partnership interest and Crescent Real Estate Equities has a 40% general partnership interest, sold all of the non-real estate assets of Temperature Controlled Logistics encompassing the operations of the temperature controlled business to a new partnership (“AmeriCold Logistics”) owned 60% by Vornado Operating and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Landlord which continues to own the real estate through its ownership of AmeriCold Realty Trust. The leases, as amended, generally have a 15 year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The contractual rent for 2003 was $155,450,000. The Landlord’s share of annual maintenance capital expenditures was $9,500,000. In accordance with the leases, AmeriCold Logistics deferred payment of $41,811,000 of 2003 rent due to the Landlord, of which the Company’s share was $25,087,000. Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize the amount of the rent deferred by AmeriCold Logistics in the year ended December 31, 2003. At December 31, 2003, the Company’s share of the joint venture’s total deferred rent receivable from the tenant was $49,436,000.

On February 5, 2004, AmeriCold Realty Trust completed a $254,400,000 mortgage financing for 21 of its owned and 7 of its leased temperature-controlled warehouses.  The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400,000 of the loan) and requires principal payments of $5,000,000 annually.  The loan matures in April 2009 and is pre-payable without penalty after February 5, 2006.  The net proceeds were approximately $225,000,000 after providing for usual escrows, closing costs and the repayment of $12,900,000 of existing mortgages on two of the warehouses, of which $135,000,000 was distributed to the Company and the remainder was distributed to its partner.

Revolving Credit Agreement

Vornado Operating was granted a $75,000,000 unsecured revolving credit facility from the Company which expires on December 31, 2004.  Borrowings under the revolving credit facility bear interest at LIBOR plus 3%.  The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility.  No amortization is required to be paid under the revolving credit facility during its term.  The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends.  As of December 31, 2003, 2002 and 2001, amounts outstanding under the credit facility were $21,989,000, $21,989,000 and $31,424,000.

Vornado Operating has disclosed that there is substantial doubt as to its ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business.  Vornado Operating has incurred losses since its inception and in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses.  Vornado Operating estimates that it has adequate borrowing capacity under its credit facility with the Company to meet its cash needs until December 31, 2004.  However, the principal, interest and fees outstanding under the line of credit come due on such date.  Further, Vornado Operating states that its only investee, AmeriCold Logistics (“Tenant”), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant).  Management anticipates a further lease restructuring in 2004, although it is under no obligation to do so and there can be no assurance that it will do so.  Vornado Operating is expected to have a source to repay the debt under this facility from the lease restructuring or other options, although not by its original due date.  Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

On February 23, 2004, AmeriCold Logistics announced that Alec Covington resigned as President and Chief Executive Officer effective March 31, 2004, to take an opportunity in an unrelated industry.  A search to identify a successor is currently underway.

ALEXANDER’S

The Company owns 33.1% of the outstanding shares of common stock of Alexander’s. See “Interstate Properties” below for a description of Interstate’s ownership of the Company and Alexander’s.

Alexander’s has six properties (see Item 2. Properties—Alexander’s).

At December 31, 2003, the Company had loans receivable from Alexander’s of $124,000,000, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loans is the earlier of January 3, 2006, or the date the Alexander’s Lexington Avenue construction loan is finally repaid.  The Company accrues interest at 12.48% on the loans, which resets quarterly using a 9.48% spread to one-year treasuries with a 3% floor for treasuries.

The Company manages, develops and leases the Alexander’s properties under a management and development agreement and a leasing agreement pursuant to which the Company receives annual fees from Alexander’s.  Further, the Company has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of Alexander’s Lexington Avenue development project and funding of project costs in excess of a stated budget, if not funded by Alexander’s.  These agreements are described in Note 5 to the Company’s consolidated financial statements.  See Item 2 - “Properties” for a description of Alexander’s properties and development and redevelopment projects.

Messrs. Roth, Fascitelli, Mandelbaum, West and Wight, trustees of Vornado, are also directors of Alexander’s.  Mr. Roth is also Chief Executive Officer of Alexander’s and Mr. Fascitelli is also President of Alexander’s.  Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer of Vornado, is also Chief Financial Officer of Alexander’s.

Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX”.

INTERSTATE PROPERTIES

As of December 31, 2003, Interstate Properties and its partners owned approximately 11.7% of the common shares of beneficial interest of Vornado, the Company’s sole general partner, 27.5% of Alexander’s common stock and beneficial ownership of 7.9% of Vornado Operating (17.0% assuming redemption of 447,017 units of Vornado Operating that are redeemable for cash, or at Vornado Operating’s election, common stock of Vornado Operating). Interstate Properties is a general partnership in which Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners.  Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties, and the Chief Executive Officer and a director of both Alexander’s and Vornado Operating.  Mr. Wight is a trustee of the Company and is also a director of both Alexander’s and Vornado Operating.  Mr. Mandelbaum is a trustee of the Company and is also a director of Alexander’s.

COMPETITION

The Company’s business segments – Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, and Other operate in highly competitive environments.  The Company has a large concentration of properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area.  The Company competes with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  The Company’s success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

TENANTS WHICH ACCOUNTED FOR OVER 10% OF REVENUES

In 2003, the Company had 124 separate leases with the U.S. Government, the rent from which accounted for 12.7% of the Company’s total revenues.  The loss of this tenant would have a material adverse effect on the Company’s finances as a whole.

ENVIRONMENTAL REGULATIONS

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under certain of these environmental laws a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws.  The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or exposure at or from the Company’s properties.

Each of the Company’s properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any environmental condition material to the Company’s business.  However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

CERTAIN ACTIVITIES

Acquisitions and investments are not required to be based on specific allocation by type of property. The Company has historically held its properties for long-term investment; however, it is possible that properties in the portfolio may be sold in whole or in part, as circumstances warrant, from time to time. Further, the Company has not adopted a policy that limits the amount or percentage of assets which would be invested in a specific property. While the Company may seek the vote of its partners in connection with any particular material transaction, generally the Company’s activities are reviewed and may be modified from time to time by its Board of Trustees without the vote of its partners.

EMPLOYEES

As of December 31, 2003, the Company had approximately 2,700 employees consisting of 1,511 in the Office Properties segment, 61 in the Retail Properties segment, 470 in the Merchandise Mart Properties segment, 440 at the Hotel Pennsylvania and 218 corporate staff.  This does not include employees of partially-owned entities.

INSURANCE

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2004 with a possible extension through 2005 and (v) rental loss insurance) with respect to its assets.  Below is a summary of the all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1,000,000,000	$300,000,000
CESCR Office	$1,000,000,000	$300,000,000
Retail	$500,000,000	$500,000,000
Merchandise Mart	$1,000,000,000	$300,000,000
Temperature Controlled Logistics	$225,000,000	$225,000,000

(1)                            Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Act of 2002.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than the Company is able to obtain, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

SEGMENT DATA

The Company operates in four business segments: Office Properties, Retail Properties, Merchandise Mart Properties and Temperature Controlled Logistics.  The Company engages in no foreign operations.  Information related to the Company’s business segments for the years 2003, 2002 and 2001 is set forth in Note 18 to the Company’s consolidated financial statements in this annual report on Form 10-K.

The Company’s principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

MATERIALS AVAILABLE ON VORNADO’S WEBSITE

Copies of Vornado’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of Vornado, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through its website (www.vno.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.  Vornado has made available on its website copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on the website.

CERTAIN FACTORS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS

Set forth below are certain factors that may adversely affect our business and operations.

Real Estate Investments’ Value and Income Fluctuate Due to Various Factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of the our real estate include, among other things, national, regional and local economic conditions; consequences of any armed conflict involving, or terrorist attack against, the United States; our ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in the area; competition from other available space; whether tenants consider a property attractive; the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; whether we are able to pass some or all of any increased operating costs through to tenants; how well we manage our properties; fluctuations in interest rates; changes in real estate taxes and other expenses; changes in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulation; availability of financing on acceptable terms or at all; potential liability under environmental or other laws or regulations; and general competitive factors.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors.  If our rental revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our partners. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.

Our financial results depend on leasing space in our properties to tenants on economically favorable terms. In addition, because substantially all of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our partners will decrease if a significant number of our tenants cannot pay their rent.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs. For information regarding the bankruptcy of our tenants, see “—Bankruptcy of tenants may decrease our revenues and available cash” below.

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

A number of companies, including some of our tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future.  If a major tenant declares bankruptcy or becomes insolvent, the rental property where it leases space may have lower revenues and operational difficulties, and, in the case of our shopping centers, we may have difficulty leasing the remainder of the affected property.  Our leases generally do not contain restrictions designed to ensure the creditworthiness of its tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available for distribution to our partners or the payment of our indebtedness.

In February 2003, KoninKlijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission.  See Item 2. Properties - Retail Segment - Former Bradlees locations for information about former Bradlees leases guaranteed by Stop & Shop.  We cannot predict what effect, if any, this situation may have on Stop & Shop’s ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

The risk that some of our tenants may declare bankruptcy has been higher because of the September 11, 2001 terrorist attacks and the resulting decline in the economy.  If there is not a sustained recovery of the economy, this risk may increase.

All of Our Temperature Controlled Logistics Warehouses Are Leased to One Tenant, and That Tenant Is Experiencing Operating Difficulties.

The Operating Partnership owns a 60% general partnership interest in a partnership, which we refer to as the “Vornado Crescent Portland Partnership,” that owns 87 cold storage warehouses nationwide with an aggregate of approximately 440.7 million cubic feet of refrigerated, frozen and dry storage space. In 1998, the Vornado Crescent Portland Partnership sold all of the non-real estate assets encompassing the operations of the temperature controlled business to a new partnership named AmeriCold Logistics, owned 60% by Vornado Operating Company, an independent, public company, which we refer to as “Vornado Operating,” and 40% by Crescent Operating Inc. AmeriCold Logistics leases the underlying temperature controlled warehouses used in this business from the Vornado Crescent Portland Partnership (“the Landlord”) which continues to own the real estate.  During 2003, AmeriCold Logistics generated approximately 9% of our EBITDA.  The leases, as amended, generally have a 15-year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers.  The contractual rent for 2003 was $155,450,000.  The Landlord’s share of annual maintenance capital expenditures is $9,500,000.  In accordance with the leases, AmeriCold Logistics deferred payment of $41,811,000 of 2003 rent due to the Landlord, of which our share was $25,087,000.  Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the joint venture did not recognize the amount of the rent deferred by AmeriCold Logistics in the year ended December 31, 2003.  At December 31, 2003, our share of the joint venture’s total deferred rent receivable from the tenant is $49,436,000.

To the extent that the operations of AmeriCold Logistics may affect its ability to pay rent, including percentage rent due under the leases, we indirectly bear the risks associated with AmeriCold Logistics’ cold storage business. The cold storage business is extremely competitive. Factors affecting AmeriCold Logistics’ ability to compete include, among others, (a) general economic conditions, (b) customer policies about outsourcing warehouse and logistic services (c) warehouse locations, (d) customer mix and (e) availability, quality and price of additional services.

Real estate is a competitive business.

For a discussion of risks related to competition in the real estate business, see “Item 1.  Business – Competition.”

We may incur costs to comply with environmental laws.

For a discussion of risks related to the Company’s compliance with environmental laws, see “Item 1.  Business – Environmental Regulations.”

Some of our potential losses may not be covered by insurance.

For a discussion of risks related to our insurance coverage, see “Item 1.  Business – Insurance.”

Our Investments Are Concentrated in the New York City/New Jersey and Washington, D.C. Metropolitan Areas.  Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

A significant proportion of our properties are in the New York City/New Jersey and Washington, D.C. metropolitan areas and are affected by the economic cycles and risks inherent to those regions.

During 2003, 73% of our EBITDA came from properties located in New Jersey and the New York City and Washington, D.C. metropolitan areas.  In addition, we may continue to concentrate a significant portion of our future acquisitions in New Jersey and the New York City and Washington, D.C. metropolitan areas.  Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact these markets in both the short and long term.  Further declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties.  The factors affecting economic conditions in these regions include: space needs of the United States Government, business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries; infrastructure quality; and any oversupply of or reduced demand for real estate.

It is impossible for us to assess the future effects of the current uncertain trends in the economic and investment climates of the New York City/New Jersey and Washington, D.C. regions, and more generally of the United States, or the real estate markets in these areas.  If these conditions persist or if any local, national or global economic recovery is of a short term, businesses and future profitability may be adversely affected.

Terrorist Attacks such as those of September 11, 2001 in New York City and the Washington, D.C. Area May Adversely Affect the Value of Our Properties and Our Ability to Generate Cash Flow.

We have significant investments in large metropolitan areas, including the New York/New Jersey, Washington, D.C. and Chicago metropolitan areas. In the aftermath of the terrorist attacks, tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could decline materially.

We May Acquire or Sell Additional Assets or Develop Additional Properties.  Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

We have grown rapidly through acquisitions.  We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1996, to approximately $9.5 billion at December 31, 2003.  We may not be able to maintain a similar rate of growth in the future or manage our growth effectively.  Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay distributions to our partners.

We may acquire or develop new properties and this may create risks.

We may acquire or develop properties or acquire other real estate companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. We also may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.

It may be difficult to buy and sell real estate quickly.

Real estate investments are relatively difficult to buy and sell quickly.  Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

We may not be permitted to dispose of certain properties or pay down the debt associated with those properties when we might otherwise desire to do so without incurring additional costs.

As part of an acquisition of a property, including our January 1, 2002, acquisition of CESCR’s 13.0 million square foot portfolio, we may agree, and in the case of CESCR did agree with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller.  These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

On January 1, 2002, we completed the acquisition of the 66% interest in CESCR that we did not previously own. The terms of the merger restrict our ability to sell or otherwise dispose of, or to finance or refinance, the properties formerly owned by Charles E. Smith Commercial Realty L.P., which could result in our inability to sell these properties at an opportune time and increased costs to us.

Subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia or an interest in our division that manages the majority of our office properties in the Washington, D.C. metropolitan area, which we refer to as the CESCR Division, for a period of 12 years with respect to certain properties located in the Crystal City area of Arlington, Virginia or six years with respect to an interest in the CESCR Division.  These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties or an interest in the CESCR Division at an opportune time and increase costs to us.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

Vornado May Not Be Able to Obtain Capital to Make Investments.

Vornado depends primarily on external financing to fund the growth of its business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders (there is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu).  Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, new financing may not be available on acceptable terms.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the notes to the consolidated financial statements in this annual report on Form 10-K.

The Company depends on its direct and indirect subsidiaries’ dividends and distributions, and these subsidiaries’ creditors and preferred security holders are entitled to payment of amounts payable to them by the subsidiaries before the subsidiaries may pay any distributions to the Company.

Substantially all of the Company’s properties and assets are held through subsidiaries. The Company therefore depends for substantially all of its cash flow on cash distributions to it by its subsidiaries.  The creditors of each of the Company’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Company’s ability to make distributions to holders of units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Company.

In addition, the Company’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

We have indebtedness, and this indebtedness may increase.

As of December 31, 2003, we had approximately $5.115 billion in total debt outstanding.  Our ratio of total debt to total enterprise value was 35%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust plus debt less cash. In the future, we may incur additional debt, and thus increase its ratio of total debt to total enterprise value, to finance acquisitions or property developments.

Loss of the Company’s key personnel could harm our operations and adversely affect the value of our common shares.

We are dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado Realty Trust, and Michael D. Fascitelli, the President of Vornado Realty Trust. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value or our common shares.

Our Ownership Structure and Related-Party Transactions May Give Rise to Conflicts of Interest.

Steven Roth and Interstate Properties may exercise substantial influence over the Company. They and some of the Company’s other trustees and officers have interests or positions in other entities that may compete with the Company.

As of December 31, 2003, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 11.7% of the common shares of Vornado, the Company’s general partner and approximately 27.5% of the common stock of Alexander’s, Inc. and beneficially owned approximately 7.9% of the common stock of Vornado Operating (approximately 17.0% assuming redemption of 447,017 units of Vornado Operating L.P., the operating subsidiary of Vornado Operating, that are beneficially owned by Interstate Properties and redeemable for common stock of Vornado Operating).  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, the Chief Executive Officer and a director of Alexander’s and the Chairman of the Board and Chief Executive Officer of Vornado Operating. Mr. Wight is a trustee of Vornado and is also a director of both Alexander’s and Vornado Operating. Mr. Mandelbaum is a trustee of Vornado and is also a director of Alexander’s.

As of December 31, 2003, we owned 33.1% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has six properties, which are located in the New York City metropolitan area. Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado and are also directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado (and therefore the Company), Alexander’s and Vornado Operating and on the outcome of any matters submitted to Vornado, Alexander’s or Vornado Operating’s shareholders for approval. In addition, certain decisions concerning the Company’s operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and the Company’s other equity or debt holders. In addition, Mr. Roth and Interstate Properties and its partners currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting the Company, Alexander’s or Vornado Operating, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by the Company, Interstate Properties, Alexander’s and Vornado Operating, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

The Company currently manages and leases the real estate assets of Interstate Properties under a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. The Company earned $703,000, $747,000 and $1,133,000 of management fees under the management agreement for the years ended December 31, 2003, 2002 and 2001.  In addition, during fiscal years 2003, 2002 and 2001, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000, $703,000 and $522,000, respectively, for the leasing an other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated in 2003 and all payments by Alexander’s for these leasing and other services are made directly to the Company.  Because the Company and Interstate Properties are controlled by the same persons, as described above, the terms of the management agreement and any future agreements between the Company and Interstate Properties may not be comparable to those the Company could have negotiated with an unaffiliated third party.

We engage in transactions with Vornado Operating on terms that may or may not be comparable to those it could negotiate with unaffiliated third parties.

In October 1998, Vornado Operating was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.  In addition to being trustees of Vornado, Messrs. Roth, Fascitelli, West and Wight are directors of Vornado Operating. Mr. Roth is also Chairman of the Board and Chief Executive Officer of Vornado Operating, Mr. Fascitelli is also President of Vornado Operating, and certain other members of the Company’s senior management hold corresponding positions with Vornado Operating.

The Company entered into a $75,000,000 unsecured revolving credit facility with Vornado Operating that expires on December 31, 2004. Borrowings under the revolving credit agreement bear interest at LIBOR plus 3%. The Company receives an annual commitment fee equal to 1% on the average daily unused portion of the facility. Vornado Operating is not required to pay any amortization under the revolving credit agreement during its term. The revolving credit agreement prohibits Vornado Operating from incurring indebtedness to third parties, other than certain purchase money debt and certain other exceptions, and prohibits Vornado Operating from paying dividends. As of December 31, 2003, $21,989,000 was the carrying balance on our books for the amount outstanding under the revolving credit agreement.

The Company and Vornado Operating are parties to an agreement under which, among other things, (a) we will offer Vornado Operating, under certain circumstances, an opportunity to become the lessee of certain real property owned now or in the future by us under mutually satisfactory lease terms and (b) Vornado Operating will not make any real estate investment or other investments known as REIT-qualified investments unless it first offers us the opportunity to make the investment and we have rejected that opportunity. Under this agreement, we provide Vornado Operating with administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, Vornado Operating compensates us in an amount determined in good faith by us as the amount an unaffiliated third party would charge Vornado Operating for comparable services and reimburses us for certain costs incurred and paid to third parties on behalf of Vornado Operating. Under this agreement, compensation for these services was approximately $330,000, for each of the years ended December 31, 2003, and 2002 and $371,000 for the year ended December 31, 2001. Vornado Operating and the Company each have the right to terminate this agreement if the other party is in material default of the agreement or upon 90 days’ written notice to the other party at any time. In addition, we have the right to terminate this agreement upon a change in control of Vornado Operating.

Vornado Operating’s restated certificate of incorporation specifies that one of its corporate purposes is to perform this agreement and, for so long as the agreement remains in effect, prohibits Vornado Operating from making any real estate investment or other REIT-qualified investment without first offering the opportunity to the Company in the manner specified in the agreement.

The Company and Vornado Operating may enter into additional transactions in the future. Because the Company and Vornado Operating share common senior management and because four of the Company’s trustees also constitute the majority of the directors of Vornado Operating, the terms of the foregoing agreements and any future agreements between us and Vornado Operating may not be comparable to those we could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and Us

As of December 31, 2003, the Operating Partnership owned 33.1% of the outstanding common stock of Alexander’s.  Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992.  Alexander’s has six properties.  Interstate Properties, which is further described above, owned an additional 27.5% of the outstanding common stock of Alexander’s as of December 31, 2003.  Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado, is Chief Executive Officer and a director of Alexander’s, and Mr. Fascitelli, President and a trustee of Vornado, is President and a director of Alexander’s.  Messrs. Mandelbaum, West and Wight, trustees of Vornado, are also directors of Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

At December 31, 2003, the Company had loans receivable from Alexander’s of $124,000,000 at an interest rate of 12.48%, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loans is the earlier of January 3, 2006 or the date that Alexander’s Lexington Avenue construction loan is repaid fully. The Operating Partnership manages, develops and leases the Alexander’s properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander’s. These agreements have a one-year term expiring in March of each year, except that the Lexington Avenue management and development agreements have a term lasting until substantial completion of development of the Lexington Avenue property, and are all automatically renewable. Because the Company and Alexander’s share common senior management and because a majority of the trustees of Vornado also constitute the majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

For a description of Interstate Properties’ ownership of Vornado, Vornado Operating and Alexander’s, see “Steven Roth and Interstate Properties may exercise substantial influence over the Company. They and some of the Company’s other trustees and officers have interests or positions in other entities that may compete with the Company” above.

ITEM 2.                             PROPERTIES

The Company currently owns, directly or indirectly, Office properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. The Company also owns or has investments in Alexander’s, Hotel Pennsylvania, The Newkirk Master Limited Partnership, and dry warehouses and industrial buildings.

Office Segment

The Company currently owns all or a portion of 83 office properties containing approximately 27.3 million square feet.  Of these properties, 20, containing 13.3 million square feet, are located in the New York City metropolitan area (primarily Manhattan) (the “New York City Office Properties”) and 63, containing 14.0 million square feet, are located in the Washington, D.C. and Northern Virginia area (the “CESCR Office Properties”).

New York City Office Properties:

The New York City Office Properties contain 12,456,000 square feet of office space and 797,000 square feet of retail space.  In addition, the New York City Office properties contain five garages totaling 332,000 square feet (1,600 spaces) which are managed by or leased to third parties.  The garage space is excluded from the statistics provided in this section.

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company.   The Company’s net gain on the sale after closing costs was approximately $156,433,000.

The following table sets forth the percentage of the New York City Office Properties 2003 revenue by tenants’ industry:

Industry	Percentage

Retail	12%
Publishing	10%
Government	8%
Legal	8%
Communication	7%
Technology	6%
Finance	6%
Pharmaceuticals	5%
Not-for-Profit	4%
Apparel	4%
Insurance	4%
Real Estate	3%
Health Services	3%
Service Contractors	3%
Engineering	3%
Bank Branches	3%
Other	11%
100%

The Company’s New York City Office property lease terms generally range from five to seven years for smaller tenant spaces to as long as 15 years for major tenants, and may include extension options at market rates.  Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenant’s share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

No tenant in the New York City office segment accounted for more than 10% of the Company’s 2003 total revenue.  Below is a listing of tenants that accounted for 2% or more of the New York City Office Properties revenues in 2003:

Tenant	Square Feet Leased	2003 Revenues	Percentage of New York City Office Revenues	Percentage of Company Revenues
The McGraw-Hill Companies, Inc.	518,000	$20,031,000	3.5%	1.3%
Sterling Winthrop, Inc.	429,000	18,932,000	3.3%	1.3%
VNU Inc.	515,000	18,644,000	3.2%	1.2%
Cablevision/Madison Square Garden L.P./ Rainbow Media Holdings, Inc.	285,000	13,877,000	2.4%	0.9%
New York Stock Exchange, Inc.	348,000	13,723,000	2.4%	0.9%
U.S. Government	646,737	13,350,000	2.3%	0.9%
Federated Department Stores	299,000	11,548,000	2.0%	0.8%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the New York City Office properties, excluding garage space, at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot (excluding retail space)
2003	13,253,000	95.2%	$39.21
2002	13,957,000	95.8%	37.36
2001	13,953,000	97.3%	35.53
2000	14,049,000	96.2%	32.18
1999	13,681,000	94.9%	30.16

During 2003, 1,017,000 square feet of New York City office space was leased at a weighted average initial rent per square foot of $44.28.  The Company’s ownership interest in the leased square footage is 925,000 square feet at a weighted average initial rent per square foot of $44.60, a 15% increase over the weighted average escalated rent per square foot of $38.51 for the expiring leases.  Following is the detail by building:

	2003 Leasing Activity
Location	Square Feet	Average Initial Rent Per Square Foot(1)

888 Seventh Avenue	216,000	$52.41
90 Park Avenue	188,000	47.18
One Penn Plaza	159,000	40.75
330 Madison Avenue (25% interest)	120,000	41.28
150 East 58th Street	69,000	43.81
595 Madison	55,000	46.88
866 U.N. Plaza	32,000	42.62
40 Fulton Street	29,000	29.38
909 Third Avenue	29,000	48.68
Eleven Penn Plaza	28,000	32.56
Two Park Avenue	27,000	36.37
330 West 34th Street	26,000	27.00
Two Penn Plaza	17,000	38.89
689 Fifth Avenue	14,000	44.00
Paramus	5,000	20.01
20 Broad Street	3,000	33.01
Total	1,017,000	44.28
Vornado’s Ownership Interest	925,000	44.60

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, the Company leased 66,000 square feet of retail space at a weighted average initial rent of $220.97 per square foot.

The following tables set forth lease expirations for the office and retail portions of the New York City Office Properties as of December 31, 2003, for each of the next 10 years assuming that none of the tenants exercise their renewal options.

Office Space:

				Percentage of	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		New York City Office Square Feet	Total	Per Square Foot
2004	142	753,000		6.4%	$22,802,000	$30.28
2005	100	529,000		4.5%	23,233,000	43.92
2006	82	877,000		7.5%	33,298,000	37.97
2007	76	808,000		6.9%	34,089,000	42.19
2008	62	1,198,000	(1)	10.2%	49,119,000	41.00
2009	58	544,000		4.6%	21,865,000	40.19
2010	42	1,046,000		8.9%	43,676,000	41.76
2011	23	799,000		6.8%	38,584,000	48.29
2012	17	816,000		7.0%	27,090,000	33.20
2013	16	597,000		5.1%	23,043,000	38.60

(1)          Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office for which the annual escalated rent is $4,412,000 or $8.96 per square foot.  The U.S. Post Office has 6 five-year renewal options remaining.

Retail Space (contained in office buildings):

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet	Total	Per Square Foot
2004	15	41,000	5.5%	$3,012,000	$73.46
2005	4	16,000	2.1%	1,740,000	108.75
2006	11	60,000	7.9%	2,902,000	48.37
2007	2	2,000	0.3%	465,000	232.50
2008	9	29,000	3.8%	1,601,000	55.21
2009	6	26,000	3.4%	2,705,000	104.04
2010	4	6,000	0.9%	526,000	87.67
2011	3	9,000	1.2%	628,000	69.78
2012	4	69,000	9.0%	2,446,000	35.45
2013	10	36,000	4.8%	3,519,000	97.75

The following table sets forth the New York City Office Properties owned by the Company as of December 31, 2003:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
NEW YORK (Manhattan)
One Penn Plaza (1)	2,365,000	96.3%	$275,000
Two Penn Plaza	1,529,000	95.6%	151,420
909 Third Avenue (1)	1,307,000	90.6%	125,000
770 Broadway	1,046,000	99.6%	170,000
Eleven Penn Plaza	1,022,000	95.8%	49,304
90 Park Avenue	890,000	98.6%	—
888 Seventh Avenue (1)	822,000	95.9%	105,000
330 West 34th Street (1)	637,000	99.9%	—
1740 Broadway	566,000	98.7%	—
150 East 58th Street (1)	521,000	87.9%	—
866 United Nations Plaza	350,000	91.5%	33,000
595 Madison (Fuller Building)	305,000	91.3%	—
640 Fifth Avenue	269,000	99.4% (2)	—
40 Fulton Street	238,000	86.6%	—
689 Fifth Avenue	89,000	87.6%	—
7 West 34th Street	424,000	100.0%	—
330 Madison Avenue (25% interest)	783,000	91.0%	60,000
20 Broad Street (1)	467,000	87.1%	—
825 Seventh Avenue (50% interest)	165,000	86.5%	23,060

NEW JERSEY
Paramus	128,000	93.5%	—

Total Office Buildings	13,923,000	94.9%	$991,784

Vornado’s Ownership Interest	13,253,000	95.2%	$935,254

(1)          These properties are 100% ground leased with the exception of 150 East 58th Street where less than 10% is ground leased.

(2)          Excludes 114,119 square feet under development.

Charles E. Smith Commercial Realty (“CESCR”) Office Properties:

CESCR owns 63 office buildings in the Washington D.C. and Northern Virginia area containing 14.0 million square feet and manages an additional 8.5 million square feet of office and other commercial properties.  In addition, CESCR’s buildings contain 19 garages totaling approximately 7.4 million square feet (25,000 spaces) which are managed by or leased to third parties.  The garage space is excluded from the statistics provided in this section.  As of December 31, 2003, 44 percent of CESCR’s property portfolio is leased to various agencies of the U.S. government.

On April 9, 2003, the Company acquired Kaempfer which owns partial interests in six Class “A” office properties in Washington D.C. containing 1.8 million square feet, manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including the Waterfront project discussed below.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $32,200,000 consisting of $28,600,000 in cash, approximately 99,300 Operating Partnership units valued at $3,600,000 and may be increased by up to $9,000,000 based on the performance of the management company.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Washington D.C. (“the Waterfront interest”) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, who became the President of the Company’s CESCR division.

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

The following table sets forth the percentage of CESCR’s Office properties 2003 revenue by tenants’ industry:

Industry	Percentage

U.S. Government	47%
Government Contractors	29%
Business Services	4%
Communication	4%
Retail	3%
Transportation	3%
Health Services	2%
Real Estate	2%
Trade Associations	2%
Legal	1%
Other	3%
100%

CESCR office leases are typically for four to seven year terms, and may provide for extension options at either pre-negotiated or market rates.  Most leases provide for annual rental escalations throughout the lease term, plus recovery of increases in real estate taxes and certain property operating expenses over a base year.  Annual rental escalations are typically based upon either fixed percentage increases or the consumer price index.  Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Below is a listing of tenants which accounted for 2% or more of the CESCR Office properties revenues during 2003:

Tenant	Square Feet Leased	2003 Revenues	Percentage of CESCR Revenues	Percentage of Company Revenues
U.S. Government (113 separate leases)	5,879,000	$166,618,000	47.4%	11.1%
Science Applications International Corp	456,000	10,487,000	3.0%	0.7%
US Airways, Inc.	214,000	8,415,000	2.4%	0.6%
The Boeing Company	248,000	7,234,000	2.2%	0.5%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the CESCR properties at the end of each of the past five years:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2003	13,963,000	93.9%	$29.64
2002	13,395,000	93.6%	29.38
2001	12,899,000	94.8%	28.59
2000	12,495,000	97.9%	27.38
1999	10,657,000	98.6%	26.46

During 2003, 2,848,000 square feet of CESCR office space was leased at a weighted average initial rent per square foot of $30.26, a 2.6% increase over the weighted average escalated rent per square foot of $29.86 for the expiring leases.  Following is the detail by building and/or complex:

Location	Square Feet	Average Initial Rent Per Square Foot(1)

Crystal Gateway	577,000	$32.30
Skylines	583,000	24.65
Crystal Mall	430,000	33.86
Crystal Square	394,000	32.80
Crystal Park	253,000	32.42
Crystal Plaza	113,000	30.72
Tysons Dulles	115,000	22.68
1730 M Street	58,000	30.52
1140 Connecticut Avenue	59,000	33.70
Courthouse Plaza	42,000	31.71
Democracy Plaza	43,000	33.96
Reston Executive	34,000	21.84
1101 17th Street	41,000	33.87
1150 17th Street	25,000	32.61
Commerce Executive	64,000	22.23
Arlington Plaza	8,000	27.16
Fairfax Square (20% interest)	8,000	28.04
1919 South Eads Street	1,000	33.50
	2,848,000	30.26

(1)          Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the CESCR Office Properties as of December 31, 2003 for each of the next 10 years, assuming that none of the tenants exercise their renewal options.

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of CESCR Square Feet
				Total	Per Square Foot

2004	391	3,320,000	25.5%	$95,220,000	$28.68
2005	207	2,091,000	16.0%	60,714,000	29.03
2006	171	2,225,000	17.1%	68,990,000	31.01
2007	124	888,000	6.8%	27,002,000	30.39
2008	123	1,130,000	8.7%	33,641,000	29.76
2009	56	683,000	5.2%	18,443,000	27.00
2010	45	426,000	3.3%	13,930,000	32.72
2011	59	906,000	6.9%	26,394,000	29.14
2012	26	556,000	4.3%	18,125,000	32.61
2013	25	348,000	2.7%	11,282,000	32.46

Included in the above table is 1,939,000 square feet leased to the U.S. Patent and Trademark Office (“PTO”) in the Crystal City submarket.  The PTO lease expirations are as follows:

Square Feet of Expiring PTO Leases

2004	937,000
2005	895,000
2006	107,000
Total	1,939,000

The average annual escalated rent per square foot of the PTO space is $26.61.  The average escalated rent per square foot of CESCR space expiring in 2004 in the Crystal City submarket is $28.56.  The Company plans substantial renovations to this space as outlined in Item 1-Business “Development and Redevelopment Projects”.

The following table sets forth the CESCR Office Properties owned by the Company as of December 31, 2003:

Location/Complex	Number of Buildings	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
Crystal Mall	4	1,064,000	99.9%	$53,210
Crystal Plaza	7	1,220,000	98.2%	68,598
Crystal Square	4	1,414,000	99.4%	187,102
Crystal Gateway	5	1,457,000	97.5%	203,006
Crystal Park	5	2,166,000	90.4%	257,971
1919 S. Eads Street	1	96,000	87.5%	12,942
Total Crystal City	26	7,417,000	96.1%	782,829
Arlington Plaza	1	176,000	84.7%	17,256
Skyline	8	2,507,000	91.4%	198,801
Courthouse Plaza (1)	2	618,000	98.1%	78,483
1101 17th Street	1	206,000	91.8%	25,783
1730 M Street	1	190,000	89.7%	16,097
1140 Connecticut Avenue	1	179,000	96.0%	19,070
1150 17th Street	1	226,000	95.7%	31,134
1750 Pennsylvania Avenue	1	259,000	97.9%	49,346
2101 L Street	1	354,000	99.9%	—
Democracy Plaza I (1)	1	218,000	95.5%	26,551
Tysons Dulles	3	482,000	87.3%	—
Commerce Executive	3	416,000	73.7%	52,582
Reston Executive	3	487,000	95.3%	71,874
Fairfax Square (20% interest)	3	104,000	72.1%	13,610
Kaempfer equity interests (.1% to 10% interests)	7	124,000	98.8%	13,830

Total Office buildings (Vornado’s Interest)	63	13,963,000	93.9%	$1,397,246

(1)          These properties are 100% ground leased.

Retail Segment

The Company owns 60 retail properties, of which 48 are strip shopping centers primarily located in the Northeast and Mid-Atlantic states; five are regional malls located in New York, New Jersey and San Juan, Puerto Rico; and seven are retail properties located in Manhattan.  The Company’s strip shopping centers and malls are generally located on major regional highways in mature, densely populated areas.  The Company believes these properties attract consumers from a regional, rather than a neighborhood market place because of their location on regional highways.

The Company’s strip shopping centers contain an aggregate of 8.8 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet).  Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores, membership warehouse clubs and “category killers.”  Category killers are large stores that offer a complete selection of a category of items (e.g., toys, office supplies, etc.) at low prices, often in a warehouse format.  Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

The Company’s five regional malls are as follows :

The Green Acres Mall in Long Island, New York contains 1.6 million square feet, and is anchored by four major department stores: Sears, Roebuck and Co., J.C. Penney Company, Inc., Federated Department Stores, Inc. (“Federated”) doing business as Macy’s, and Federated doing business as Stern’s, that is currently dark.  In February 2004, the Company entered into an agreement with Federated to take back 63,000 square feet of the former Stern’s store.  The remainder of the Stern’s space will be operated as a Macy’s Men’s Store and a Macy’s Home Store.  Federated will continue to pay the same rent (exclusive of real estate taxes for the space taken back by the Company).  The complex also includes The Plaza at Green Acres, a 172,000 square foot strip shopping center which is anchored by Wal-Mart and National Wholesale Liquidators.  The Company plans to renovate the interior of the mall.  In addition, the Company will construct 70,000 square feet of free-standing retail space and parking decks in the complex, subject to governmental approvals.  Further, the Company has entered into a ground lease with B.J.’s Wholesale Club who will construct its own free-standing store in the complex.  The expansion and renovation are expected to be completed by 2006.

The Monmouth Mall, located in Eatontown, New Jersey was acquired on October 10, 2002, by a joint venture in which the Company has a 50% interest.  The mall contains 1.5 million square feet and is anchored by four department store tenants (Macy’s, Lord & Taylor, J.C. Penney’s and Boscovs), three of which own their stores aggregating 719,000 square feet.

The Bergen Mall in Paramus, New Jersey, contains 903,000 square feet and is anchored by Macy’s, Value City, Marshalls and Off Saks Fifth Avenue.  The Bergen Mall was acquired on December 12, 2003, for approximately $145,000,000.

The Montehiedra Mall in San Juan, Puerto Rico, contains 554,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 493,000 square feet and is anchored by Kmart and Sears, which owns its store.

The following table sets forth the percentage of the Retail Properties 2003 revenues by type of retailer:

Industry	Percentage
Family Apparel	16%
Department Stores	14%
Supermarkets	10%
Home Improvement	8%
Restaurants	7%
Home Entertainment and Electronics Stores	6%
Membership Warehouse Clubs	5%
Other	34%
100%

The Company’s shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants’ sales and pass through to tenants of the tenants’ share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of total shopping center revenues in 2003.  None of the tenants in the Retail Segment accounted for more than 10% of the Company’s 2003 total revenues.

Below is a listing of tenants which accounted for 2% or more of the Retail properties revenues in 2003:

Tenant	Square Feet Leased	2003 Revenues	Percentage of Retail Revenues	Percentage of Company Revenues

The Home Depot, Inc	630,000	$8,481,000	5.8%	0.6%
Stop & Shop Companies, Inc, (Stop & Shop).	339,000	8,058,000	5.5%	0.5%
Hennes & Mauritz	43,000	6,218,000	4.3%	0.4%
Wal-Mart/Sam’s Wholesale	1,557,000	5,211,000	3.6%	0.3%
Kohl’s	698,000	3,643,000	2.5%	0.2%
The TJX Companies, Inc.	369,000	3,633,000	2.5%	0.2%
Shop Rite	364,000	3,501,000	2.4%	0.2%
Staples, Inc.	206,000	3,461,000	2.4%	0.2%
Kmart	346,000	2,851,000	2.0%	0.2%

The aggregate occupancy rate for the 12,889,000 square feet of retail properties at December 31, 2003 is 93.0%.  The occupancy rate includes leases for 691,000 square feet (6%) at four locations, which have not commenced at December 31, 2003.  The following sets forth the occupancy rate and the average annual base rent per square foot for the Strip Shopping Centers and Regional Malls at the end of each of the past five years.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Base Rent Per Square Foot
2003	8,798,000	92.3%	$11.91
2002	9,295,000	85.7%	11.11
2001	9,008,000	89.0%	10.60
2000	9,000,000	91.1%	10.72
1999	8,212,000	91.0%	10.20

Regional Malls:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Base Rent Per Square Foot
			Mall Tenants	Total
2003	3,766,000	94.1%	$31.08	$16.41
2002	2,875,000	95.4%	27.79	17.15
2001	2,293,000	98.7%	34.04	15.31
2000	2,293,000	95.5%	32.05	14.84
1999	2,293,000	95.5%	31.66	14.50

Manhattan Retail and Other:

The Manhattan retail is comprised of seven properties containing 325,000 square feet, including 4 Union Square South, containing 198,000 square feet, which is currently under development.

The Company has two strip shopping centers aggregating 327,000 square feet which are classified as held for sale as of December 31, 2003.

During 2003, approximately 803,000 square feet of retail space was leased at a weighted average rent per square foot of $17.40, an 11.6% increase over the weighted average rent per square foot of $15.59 for the expiring leases and 243,000 square feet of land was ground leased to retailers at a weighted average rent per square foot of $10.60.  Following is the detail by property:

	2003 Leasing Activity
Location	Square Feet	Average Initial Rent Per Square Foot (1)
Space Leases:
Manalapan	109,000	$10.73
Henrietta	88,000	3.00
Valley Stream	83,000	24.45
Allentown	83,000	12.44
Marlton	75,000	12.34
Monmouth Mall	54,000	31.28
Waterbury	48,000	13.39
East Brunswick	34,000	14.12
Bricktown	22,000	18.89
Philadelphia	22,000	16.00
Glenburnie	21,000	5.75
Totowa	21,000	24.13
Middletown	18,000	24.14
Union	16,000	31.71
Freeport	15,000	20.00
Bensalem	14,000	15.12
424 6th Ave	10,000	109.59
Dundalk	9,000	11.90
Cherry Hill	8,000	24.00
Hanover Conrans	8,000	13.58
Bethlehem	7,000	8.52
Glenolden	7,000	28.04
Jersey City	7,000	27.35
East Hanover	6,000	27.91
Hackensack	6,000	23.09
North Plainfield	6,000	15.42
Morris Plains	3,000	29.87
Watchung	3,000	17.40
	803,000	17.40
Land Leases:
Woodbridge	136,000	10.16
Glenolden	92,000	10.86
Waterbury	5,000	14.70
Chicopee	4,000	10.26
Allentown	3,000	13.44
Kearny	3,000	13.27
	243,000	10.60

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Former Bradlees locations:

Property rentals for the year ended December 31, 2003, include $5,000,000 of additional rent which, effective December 31, 2002, was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty, dated May 1, 1992.  This amount is in addition to all other rent guaranteed by Stop & Shop for the former Bradlees locations.  On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  The Company believes the additional rent provision of the guaranty expires at the earliest in 2012 and is vigorously contesting Stop & Shop’s position.

In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission.  The Company cannot predict what effect, if any, this situation may have on Stop & Shop’s ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

The following table sets forth the lease expirations for the Retail Properties as of December 31, 2003 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet
				Total	Per Square Foot

2004	115	679,000	5.6%	$10,315,000	$15.19
2005	117	549,000	4.5%	10,800,000	19.67
2006	84	817,000	6.8%	8,511,000	10.42
2007	117	744,000	6.2%	10,791,000	14.50
2008	98	733,000	6.1%	10,228,000	13.95
2009	66	556,000	4.6%	8,502,000	15.29
2010	40	440,000	3.6%	6,646,000	15.10
2011	37	724,000	6.0%	8,763,000	12.10
2012	45	743,000	6.1%	8,320,000	11.20
2013	47	603,000	5.0%	9,689,000	16.07

The following table sets forth the Retail Properties owned by the Company as of December 31, 2003:

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances
				(in thousands)
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY (1)	1,535,000	61,000	95.6%	155,307
Monmouth Mall, Monmouth, NJ (50% ownership)	717,000	—	94.9%	135,000
Montehiedra, Puerto Rico	554,000	—	90.8%	58,855
Las Catalinas, Puerto Rico	354,000	—	94.5%	66,729
Bergen Mall, Paramus, NJ (Acquired 12/12/03)	893,000	10,000	93.0%	—
Total Regional Malls	4,053,000	71,000	94.2%	415,891
Vornado’s ownership interest	3,694,000	71,000	94.1%	348,391
STRIP SHOPPING CENTERS:
NEW JERSEY
Bordentown	179,000	—	95.0%	7,990	(2)
Bricktown	260,000	3,000	96.0%	16,147	(2)
Cherry Hill	58,000	206,000	91.1%	14,850	(2)
Delran	169,000	3,000	95.5%	6,365	(2)
Dover	173,000	—	98.8%	7,278	(2)
East Brunswick	221,000	10,000	100.0%	22,546	(2)
East Hanover I and II	348,000	—	87.0%	27,031	(2)
Hackensack	209,000	60,000	98.2%	24,770	(2)
Jersey City	47,000	173,000	100.0%	18,963	(2)
Kearny	40,000	66,000	98.2%	3,702	(2)
Lawnside	142,000	3,000	78.8%	10,493	(2)
Lodi	171,000	—	100.0%	9,299	(2)
Manalapan	196,000	2,000	100.0%	12,410	(2)
Marlton	174,000	7,000	96.1%	12,067	(2)
Middletown	180,000	52,000	93.0%	16,289	(2)
Morris Plains	176,000	1,000	100.0%	11,924	(2)
North Bergen	7,000	55,000	100.0%	3,926	(2)
North Plainfield (1)	219,000	—	88.1%	10,779	(2)
Totowa	178,000	139,000	100.0%	29,252	(2)
Turnersville	89,000	7,000	100.0%	4,047	(2)
Union	120,000	159,000	95.6%	33,220	(2)
Watchung	50,000	116,000	96.5%	13,404	(2)
Woodbridge	88,000	140,000	85.7%	21,897	(2)
Total New Jerseyz	3,494,000	1,202,000	95.0%	338,649
NEW YORK
Albany (Menands)	140,000	—	74.0%	6,158	(2)
Buffalo (Amherst) (1)	185,000	112,000	81.1%	6,939	(2)
Freeport	167,000	—	100.0%	14,658	(2)
New Hyde Park (1)	101,000	—	100.0%	7,398	(2)
North Syracuse (1)	98,000	—	100.0%	—
Rochester (Henrietta) (1)	148,000	—	58.6%	—
Rochester	—	205,000	100.0%	—
Total New York	839,000	317,000	86.7%	35,153

	Approximate Leasable Building Square Footage
Location	Owned/ Leased by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances
				(in thousands)
PENNSYLVANIA
Allentown	269,000	354,000	97.3%	23,019	(2)
Bensalem	122,000	8,000	97.6%	6,361	(2)
Bethlehem	159,000	—	74.4%	4,026	(2)
Broomall	147,000	22,000	86.5%	9,680	(2)
Glenolden	10,000	92,000	100.0%	7,260	(2)
Lancaster	58,000	170,000	93.6%	—
Levittown	105,000	—	100.0%	3,253	(2)
10th and Market Streets, Philadelphia	271,000	—	76.2%	8,867	(2)
Upper Moreland	122,000	—	100.0%	6,883	(2)
York	111,000	—	24.6%	4,070	(2)
Total Pennsylvania	1,374,000	646,000	87.8%	73,419
MARYLAND
Baltimore (Towson)	152,000	—	79.3%	11,280	(2)
Glen Burnie	65,000	56,000	100.0%	5,805	(2)
Total Maryland	217,000	56,000	88.5%	17,085
CONNECTICUT
Newington	43,000	140,000	100.0%	6,483	(2)
Waterbury	146,000	—	92.2%	—
Total Connecticut	189,000	140,000	96.5%	6,483
MASSACHUSETTS
Chicopee	—	116,000	100.0%	—
Milford (1)	83,000	—	100.0%	—
Springfield	8,000	117,000	100.0%	3,095
Total Massachusetts	91,000	233,000	100.0%	3,095
Total Strip Shopping Centers	6,204,000	2,594,000	92.3%	473,884
OTHER RETAIL:
NEW YORK (Manhattan)
1135 Third Avenue	25,000	—	100.0%	—
4 Union Square South (in development)	198,000	—	97.5%	—
424 Sixth Avenue	10,000	—	100.0%	—
435 Seventh Avenue	43,000	—	100.0%	—
484 Eighth Avenue	14,000	—	100.0%	—
715 Lexington Avenue	32,000	—	—	—
825 Seventh Avenue	3,000	—	100.0%	—
Total Other Retail	325,000	—	98.3%	—
Total Retail Space	10,582,000	2,665,000	93.0%	889,775
Vornado’s Ownership Interest	10,223,000	2,665,000	93.0%	822,275

ASSETS HELD FOR SALE:
Vineland, New Jersey	143,000	—	5.6%	—
Baltimore (Dundalk), Maryland	181,000	3,000	83.4%	—
Total Assets Held for Sale	324,000	3,000	49.4%	—

(1)          100% ground and/or building leasehold interest; other than Green Acres, where approximately 10% of the ground is leased.

(2)          These encumbrances are cross collateralized under a blanket mortgage in the amount of $481,902 at December 31, 2003.

Merchandise Mart Segment

The Merchandise Mart Properties are a portfolio of 9 properties containing an aggregate of 8.6 million square feet.

Below is a breakdown of square feet by location and use as of December 31, 2003.

			Showroom
	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,463,000	1,134,000	2,237,000	1,950,000	287,000	92,000
350 N. Orleans	1,150,000	861,000	289,000	289,000	—	—
33 N. Dearborn	328,000	316,000	—	—	—	12,000
Total Chicago, Illinois	4,941,000	2,311,000	2,526,000	2,239,000	287,000	104,000

HighPoint, North Carolina
Market Square Complex	1,751,000	—	1,751,000	1,181,000	570,000	—
National Furniture Mart	259,000	—	259,000	259,000	—	—
Total HighPoint, North Carolina	2,010,000	—	2,010,000	1,440,000	570,000	—
L.A. Mart	774,000	—	774,000	720,000	54,000	—

Washington, D.C.
Washington Office Center	396,000	360,000	—	—	—	36,000
Washington Design Center	390,000	60,000	330,000	330,000	—	—
South Capitol	94,000	94,000	—	—	—	—
Total Washington, D.C.	880,000	514,000	330,000	330,000	—	36,000
Total Merchandise Mart Properties	8,605,000	2,825,000	5,640,000	4,729,000	911,000	140,000
Occupancy rate	94.2%	92.6%	95.1%			88.8%

In addition to the Office, Showroom and Retail space, the Merchandise Mart Properties contains eight parking garages totaling 1,200,000 square feet (3,600 spaces).  The garage space is excluded from the statistics provided in this section.

Office Space

The following table sets forth the percentage of the Merchandise Mart Properties 2003 office revenues by tenants’ industry during 2003:

Industry	Percentage
Government	31%
Service	24%
Banking	16%
Telecommunications	13%
Insurance	8%
Pharmaceutical	4%
Other	4%
100%

The Company’s Merchandise Mart properties lease terms generally range from three to seven years for smaller tenants to as long as 15 years for large tenants. Leases typically provide for step-ups in rent periodically over the term of the lease and pass through to tenants the tenants’ share of increases in real estate taxes and operating expenses for a building over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction of its premises.

No tenant in the Merchandise Mart properties segment accounted for more than 10% of the Company’s 2003 total revenue. Below is a listing of the Merchandise Mart Properties office tenants which accounted for 2% or more of the Merchandise Mart Properties’ revenues in 2003:

Tenant	Square Feet Leased	2003 Revenues	Percentage of Segment Revenues	Percentage of Company Revenues
U.S. Government	344,000	$11,266,000	4.9%	0.7%
SBC	234,000	6,970,000	3.1%	0.5%
Bankers Life and Casualty	229,000	5,563,000	2.4%	0.4%
Bank of America	206,000	4,962,000	2.2%	0.3%

The following table sets forth the occupancy rate and the average annual escalated rent per square foot for the Merchandise Mart Properties’ office space at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2003	2,825,000	92.6%	$25.23
2002	2,838,000	91.7%	24.00
2001	2,841,000	89.2%	23.84
2000	2,869,000	90.2%	23.52
1999	2,414,000	93.3%	20.12

During 2003, 270,000 square feet of Merchandise Mart Properties office space was leased at a weighted average initial rent per square foot of $21.24, a decrease of 5.3% over the weighted average escalated rent per square foot of $22.44 for the leases expiring.  Following is the detail by building:

	2003 Leasing Activity
	Square Feet	Average Initial Rent Per Square Foot (1)
Merchandise Mart	216,000	$19.73
33 North Dearborn Street	54,000	27.28
Total	270,000	21.24

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the Merchandise Mart Properties office space as of December 31, 2003 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Office Square Feet	Annual Escalated Rent of Expiring Leases

				Total	Per Square Foot
2004	22	385,000	14.8%	$8,073,000	$21.00
2005	15	170,000	6.5%	4,468,000	26.32
2006	17	130,000	5.0%	3,108,000	23.98
2007	16	269,000	10.3%	6,297,000	23.42
2008	21	277,000	10.7%	7,206,000	26.00
2009	8	285,000	11.0%	8,611,000	30.23
2010	3	359,000	13.8%	12,022,000	33.53
2011	1	193,000	7.4%	5,925,000	30.65
2012	9	70,000	2.7%	1,843,000	26.32
2013	11	94,000	3.6%	2,641,000	28.16

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users.  The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gifts, carpet, residential furnishings, building products, crafts, apparel and design industries.  Merchandise Mart Properties own and operate five of the leading furniture and gifts trade shows including the contract furniture industry’s largest annual trade show, NeoCon, which attracts over 40,000 attendees each June and is hosted at the Merchandise Mart building in Chicago. The Market Square Complex co-hosts the home furniture industry’s semi-annual (April and October) market weeks which occupy over 11,500,000 square feet in the High Point, North Carolina region.

The following table sets forth the percentage of the Merchandise Mart Properties 2003 showroom revenues by tenants’ industry:

Industry	Percentage
Residential Design	25%
Gift	20%
Residential Furnishings	18%
Contract Furnishings	14%
Market Suites	13%
Casual Furniture	4%
Apparel	3%
Building Products	3%
100%

The following table sets forth the occupancy rate and the average escalated rent per square foot for this space at the end of each of the past five years.

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2003	5,640,000	95.1%	$22.35
2002	5,528,000	95.2%	21.46
2001	5,532,000	95.5%	22.26
2000	5,044,000	97.6%	22.85
1999	4,174,000	98.1%	21.29

During 2003, 1,157,000 square feet of Merchandise Mart Properties showroom space was leased at a weighted average initial rent per square foot of $23.43, a 0.6% increase over the weighted average escalated rent per square foot of $23.28 for the leases expiring. Following is the detail by building:

	2003 Leasing Activity
	Square Feet	Average Initial Rent Per Square Foot(1)
Merchandise Mart	464,000	$31.02
Market Square Complex	389,000	16.91
L.A. Mart	193,000	17.37
350 North Orleans	74,000	24.47
Washington Design Center	37,000	28.47
Total	1,157,000	23.43

(1)          Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

The following table sets forth lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2003 for each of the next 10 years assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Showroom Square Feet	Annual Escalated Rent of Expiring Leases

				Total	Per Square Foot

2004	364	779,000	14.6%	$17,636,000	$22.65
2005	251	677,000	12.7%	15,750,000	23.26
2006	250	914,000	17.1%	23,770,000	26.00
2007	170	891,000	16.7%	19,359,000	21.72
2008	129	487,000	9.1%	12,884,000	26.47
2009	50	279,000	5.2%	6,389,000	22.94
2010	46	214,000	4.0%	6,380,000	29.77
2011	18	118,000	2.2%	3,252,000	27.59
2012	12	44,000	0.8%	1,268,000	28.86
2013	41	265,000	5.0%	7,256,000	27.36

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 140,000 square feet of retail space which was 88.8% occupied at December 31, 2003.

The following table sets forth the Merchandise Mart Properties owned by the Company as of December 31, 2003:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
ILLINOIS
Merchandise Mart, Chicago	3,444,000	98.0%	$—
350 North Orleans, Chicago	1,150,000	80.9%	—
33 North Dearborn Street, Chicago	328,000	94.6%	—
Other	19,000	21.3%	25,405
Total Illinois	4,941,000	93.5%	25,405

WASHINGTON, D.C.
Washington Office Center	396,000	96.6%	43,166
Washington Design Center	390,000	92.3%	48,012
South Capitol	94,000	62.0%	—
Total Washington, D.C.	880,000	91.0%	91,178

HIGH POINT, NORTH CAROLINA
Market Square Complex	2,010,000	98.2%	111,025

CALIFORNIA
L.A. Mart	774,000	91.6%	—
Total Merchandise Mart Properties	8,605,000	94.2%	$227,608

Temperature Controlled Logistics Segment

The Company has a 60% interest in Vornado Crescent Portland Partnership (“the Landlord”) that owns 87 temperature controlled warehouses, through a wholly-owned subsidiary (AmeriCold Realty Trust), with an aggregate of approximately 440.7 million cubic feet.  AmeriCold Logistics leases all of the partnerships’ facilities.  The Temperature Controlled Logistics segment is headquartered in Atlanta, Georgia.

AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors that are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers’ finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics’ transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics’ temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

AmeriCold Logistics’ customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations.  Below is a listing of customers which accounted for 2% or more of AmeriCold Logistics’ revenue in 2003:

% of 2003 Revenue
H.J. Heinz & Co.	15%
Con-Agra Foods, Inc.	13%
Philip Morris Companies, Inc.	8%
Sara Lee Corp.	5%
General Mills	4%
Tyson Foods, Inc.	4%
McCain Foods, Inc.	4%
Schwan Corporation	4%
J.R. Simplot	2%
Nippon Suisan.	2%
Other	39%
100%

On February 5, 2004, AmeriCold Realty Trust completed a $254,400,000 mortgage financing for 21 of its owned and 7 of its leased temperature-controlled warehouses.  The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400,000 of the loan) and requires principal payments of $5,000,000 annually.  The loan matures in April 2009 and is pre-payable without penalty after February 5, 2006.  The net proceeds were approximately $225,000,000 after providing for usual escrows, closing costs and the repayment of $12,900,000 of existing mortgages on two of the warehouses, of which $135,000,000 was distributed to the Company and the remainder was distributed to its partner.

On February 23, 2004, AmeriCold Logistics announced that Alec Covington resigned as President and Chief Executive Officer effective March 31, 2004, to take an opportunity in an unrelated industry.  A search to identify a successor is currently underway.

The following table sets forth certain information for the Temperature Controlled Logistics properties as of December 31, 2003:

Property	Cubic Feet	Square Feet	Property	Cubic Feet	Square Feet
	(in millions)	(in thousands)		(in millions)	(in thousands)

ALABAMA			INDIANA
Birmingham	2.0	85.6	Indianapolis	9.1	311.7
Montgomery	2.5	142.0
Gadsden (1)	4.0	119.0	IOWA
Albertville	2.2	64.5	Fort Dodge	3.7	155.8
	10.7	411.1	Bettendorf	8.8	336.0
ARIZONA				12.5	491.8
Phoenix	2.9	111.5	KANSAS
			Wichita	2.8	126.3
ARKANSAS			Garden City	2.2	84.6
Fort Smith	1.4	78.2		5.0	210.9
West Memphis	5.3	166.4	KENTUCKY
Texarkana	4.7	137.3	Sebree	2.7	79.4
Russellville	5.6	164.7
Russellville	9.5	279.4	MAINE
Springdale	6.6	194.1	Portland	1.8	151.6
	33.1	1,020.1
CALIFORNIA			MASSACHUSETTS
Ontario (1)	8.1	279.6	Gloucester	1.9	95.5
Fullerton (1)	2.8	107.7	Gloucester	0.3	13.6
Pajaro (1)	1.4	53.8	Gloucester	2.8	95.2
Turlock	2.5	108.4	Gloucester	2.4	126.4
Watsonville (1)	5.4	186.0	Boston	3.1	218.0
Turlock	3.0	138.9		10.5	548.7
Ontario	1.9	55.9	MISSOURI
	25.1	930.3	Marshall	4.8	160.8
COLORADO			Carthage	42.0	2,564.7
Denver	2.8	116.3		46.8	2,725.5
			MISSISSIPPI
FLORIDA			West Point	4.7	180.8
Tampa	0.4	22.2
Plant City	0.8	30.8	NEBRASKA
Bartow	1.4	56.8	Fremont	2.2	84.6
Tampa	2.9	106.0	Grand Island	2.2	105.0
Tampa (1)	1.0	38.5		4.4	189.6
	6.5	254.3	NEW YORK
GEORGIA			Syracuse	11.8	447.2
Atlanta	11.1	476.7
Atlanta	2.9	157.1	NORTH CAROLINA
Augusta	1.1	48.3	Charlotte	1.0	58.9
Atlanta	11.4	334.7	Charlotte	4.1	164.8
Atlanta	5.0	125.7	Tarboro	4.9	147.4
Montezuma	4.2	175.8		10.0	371.1
Atlanta	6.9	201.6	OHIO
Thomasville	6.9	202.9	Massillon	5.5	163.2
	49.5	1,722.8
IDAHO			OKLAHOMA
Burley	10.7	407.2	Oklahoma City	0.7	64.1
Nampa	8.0	364.0	Oklahoma City	1.4	74.1
	18.7	771.2		2.1	138.2
ILLINOIS
Rochelle	6.0	179.7
East Dubuque	5.6	215.4
	11.6	395.1

Property	Cubic Feet	Square Feet	Property	Cubic Feet	Square Feet
	(in millions)	(in thousands)		(in millions)	(in thousands)

OREGON			TEXAS
Hermiston	4.0	283.2	Amarillo	3.2	123.1
Milwaukee	4.7	196.6	Ft. Worth	3.4	102.0
Salem	12.5	498.4		6.6	225.1
Woodburn	6.3	277.4	UTAH
Brooks	4.8	184.6	Clearfield	8.6	358.4
Ontario	8.1	238.2
	40.4	1,678.4	VIRGINIA
PENNSYLVANIA			Norfolk	1.9	83.0
Leesport	5.8	168.9	Strasburg	6.8	200.0
Fogelsville	21.6	683.9		8.7	283.0
	27.4	852.8	WASHINGTON
			Burlington	4.7	194.0
SOUTH CAROLINA			Moses Lake	7.3	302.4
Columbia	1.6	83.7	Walla Walla	3.1	140.0
			Connell	5.7	235.2
SOUTH DAKOTA			Wallula	1.2	40.0
Sioux Falls	2.9	111.5	Pasco	6.7	209.0
				28.7	1,120.6
TENNESSEE			WISCONSIN
Memphis	5.6	246.2	Tomah	4.6	161.0
Memphis	0.5	36.8	Babcock	3.4	111.1
Murfreesboro	4.5	106.4	Plover	9.4	358.4
	10.6	389.4		17.4	630.5

			Total Temperature Controlled Logistics Properties	440.7	17,475.8

(1)          Leasehold interest

Alexander’s

The Company owns 33.1% of Alexander’s outstanding common shares.  The following table shows the location, approximate size and leasing status of each of the properties owned by Alexander’s as of December 31, 2003.

Location	Approximate Land Area in Square Feet or Acreage	Approximate Building Leasable Square Footage/Number of Floors		Percent Leased
Operating Properties
New York:
Kings Plaza Regional Shopping Center-Brooklyn	24.3 acres	759,000/2 and 4	(1)(2)	98%
Rego Park I—Queens	4.8 acres	351,000/3	(1)	100%
Flushing—Queens (3)		177,000/4	(1)	0%
New Jersey:
Paramus—New Jersey:	30.3 acres	—	(4)	100%
		1,287,000
Development Properties
Lexington Avenue—Manhattan (see below)	84,420 SF	1,304,000/55
Rego Park II—Queens	6.6 acres	—

(1)                    Excludes parking garages.

(2)                    Excludes 339,000 square foot Macy’s store, owned and operated by Federated Department Stores, Inc.

(3)                    Leased by Alexander’s through January 2027.

(4)                    Ground leased to IKEA.

The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building.  The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary (“TRS”)).  Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to the Company), $402,000,000 has been expended through December 31, 2003 and an additional $62,200,000 has been committed to at December 31, 2003.  Construction is expected to be completed in 2005.

Bloomberg L.P. has leased 695,000 square feet of the office space (the “Bloomberg Space”).  On November 15, 2003 Alexander’s delivered approximately 87% of that space.  As of February 9, 2004, the remainder of the Bloomberg space has been delivered.  At December 31, 2003, 115,000 square feet of retail space has been leased, of which the Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively.  The residential space is comprised of 105 condominium units.  The original offering plan filed for these units, as amended for price increases through December 31, 2003, would produce (inclusive of the value of existing contracts) an aggregate sale price of $457,000,000.  As of December 31, 2003, Alexander’s has received deposits of $10,425,000 on sales of the condominium units.

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the Office Space of its Lexington Avenue development project placed by German American Capital Corporation, an affiliate of Deutsche Bank.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the Construction Loan with HVB Real Estate Capital (Hypo).  The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project.  The interest rate on the Construction Loan is LIBOR plus 2.5% (currently 3.64%) and matures in January 2006, with two one-year extensions.  The collateral for the Construction Loan is the same, except that the Office Space has been removed from the lien.  Further, the Construction Loan permits the release of the retail space for $15,000,000 and requires all proceeds from the sale of the residential condominiums units to be applied to the Construction Loan balance until it is finally repaid.  In connection with reducing the principal amount of the Construction loan Alexander’s will write-off $3,050,000 of unamortized deferred financing costs in the first quarter of 2004, of which the Company’s share is $1,010,000.

The Company has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by Alexander’s (the “Completion Guarantee”).  The $6,300,000 estimated fee payable by Alexander’s to the Company for the Completion Guarantee is 1% of construction costs (as defined).  Based upon the current status of construction, Management does not anticipate the need to fund pursuant to the Completion Guarantee.

The Newkirk Master Limited Partnership

In 1998, the Company and affiliates of Apollo Real Estate Investment Fund III, L.P. (“Apollo”) formed a joint venture (30% owned by the Company and 70% owned by Apollo) (“Newkirk JV”) to acquire general and limited partnership interests in a portfolio of 104 partnerships, which own triple net leased properties.  Since its formation, Newkirk JV has acquired equity interests in the above partnerships, which own approximately 19.6 million square feet of real estate and acquired certain first and second mortgages (“Contract Rights”) secured by a portion of these properties.  On January 1, 2002, Newkirk JV completed a merger of 91 of the partnerships as well as the other assets it owned relating to the other 13 partnerships into The Newkirk Master Limited Partnership (“MLP”).  The partnerships were merged into MLP to create a vehicle to enable the partners to have greater access to capital and future investment opportunities.  In connection with the merger, the Company received limited partner interests in the MLP equal to an approximate 21.1% interest and Apollo received limited partner interests in the MLP equal to an approximate 54.5% interest. At December 31, 2003, the Company has a 22.6% interest in the MLP and Apollo has a 54.1% interest.  Newkirk JV is the general partner of the MLP.

Simultaneously with the merger on January 1, 2002, the MLP completed a $225,000,000 secured financing collateralized by its interests in the entities that own the properties, subject to the existing first and certain second mortgages on those properties. The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at December 31, 2003) and matures on January 31, 2005, with two one-year extension options. As a result of the financing, on February 6, 2002 the MLP repaid approximately $28,200,000 of existing joint venture debt and distributed approximately $37,000,000 to the Company.

On November 24, 2003, Newkirk JV and the MLP obtained new financing in the amount of $525,000,000.  Of this amount $316,527,000 is secured by the Contract Rights and guaranteed by the MLP and $208,473,000 is secured by the assets of the MLP.  The loan bears interest at a rate equal to the lesser of (i) LIBOR plus 4.5% or (ii) Prime plus 2.5%.  The loan matures on November 24, 2006 and has two one-year extensions.  The proceeds of the loan were used primarily to repay the MLP’s outstanding balance of the existing $225,000,000 credit facility and to distribute funds to its partners, of which the Company’s share was $74,106,000.

The Company’s share of the MLP and the joint venture debt was approximately $266,024,000 at December 31, 2003.

The following table sets forth a summary of the real estate owned by the MLP:

	Number of Properties	Square Feet
Office	34	6,558,000
Retail	170	6,206,000
Other	21	5,225,000
	225	17,989,000

As of December 31, 2003, the occupancy rate of the properties is 99.4%.

The primary lease terms range from 20 to 25 years from their original commencement dates with rents, typically above market, which fully amortize the first mortgage debt on the properties.  In addition, tenants generally have multiple renewal options, with rents, on average, below market.

Below is a listing of tenants which accounted for 2% or more of the MLP’s revenues in 2003:

Tenant	Square Feet Leased	2003 Revenues	Percentage
Raytheon	2,007,000	$40,421,000	13.9%
Albertson’s Inc.	2,610,000	29,857,000	10.3%
The Saint Paul Co.	530,000	25,532,000	8.8%
Honeywell	728,000	19,799,000	6.8%
Federal Express	592,000	14,812,000	5.1%
Cummins Engine Company, Inc.	390,000	13,557,000	4.7%
Owens-Illinois	707,000	13,363,000	4.6%
Entergy Gulf States	453,000	11,395,000	3.9%
Stater Bros Markets	1,434,000	9,319,000	3.2%
Safeway Inc.	736,000	8,543,000	2.9%
Hibernia Bank	403,000	8,196,000	2.8%
Nevada Power Company	282,000	7,189,000	2.5%
The Kroger Company	474,000	6,920,000	2.4%

The following table sets forth lease expirations for each of the next 10 years, as of December 31, 2003, assuming that none of the tenants exercise their renewal options.

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of MLP Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
2004	6	280,000	2.7%	$6,873,000	$24.53
2005	23	1,003,000	2.6%	6,639,000	6.62
2006	28	2,102,000	9.9%	25,455,000	12.11
2007	32	2,943,000	14.4%	37,266,000	12.66
2008	86	6,730,000	37.0%	95,660,000	14.21
2009	29	2,678,000	27.0%	69,880,000	26.01
2010	1	821,000	1.1%	2,780,000	3.39
2011	2	155,000	0.8%	2,177,000	14.07
2012	9	395,000	1.2%	3,187,000	8.07
2013	1	40,000	0.3%	789,000	19.92

The following table sets forth The Newkirk Master Limited Partnership Properties as of December 31, 2003:

Location	Approximate Leasable Building Square Footage	Location	Approximate Leasable Building Square Footage
Office:		Retail:
ARKANSAS		ALABAMA
Little Rock	36,000	Dothan (1)	54,000
Pine Bluff	27,000	Florence	42,000
	63,000	Hunstville (1)	60,000
CALIFORNIA		Huntsville (1)	58,000
El Segundo (1)	185,000	Montgomery (1)	54,000
El Segundo (1)	185,000	Montgomery	66,000
Long Beach	478,000	Tuscaloosa (1)	53,000
Walnut Creek (1)	55,000		387,000
	903,000	ARIZONA
COLORADO		Bisbee (1)	30,000
Colorado Springs	71,000	Tucson (1)	37,000
			67,000
FLORIDA		CALIFORNIA
Orlando (1)	184,000	Anaheim (1)	26,000
Orlando (1)	357,000	Barstow	30,000
	541,000	Beaumont	29,000
INDIANA		Calimesa	29,000
Columbus (1)	390,000	Colton	73,000
		Colton	26,000
MARYLAND		Corona (1)	33,000
Baltimore (1)	530,000	Corona (1)	9,000
		Costa Mesa (1)	18,000
MISSOURI		Costa Mesa (1)	17,000
Bridgeton (1)	54,000	Desert Hot Springs (1)	29,000
		Downey	39,000
NEW JERSEY		Fontana	26,000
Carteret	96,000	Garden Grove (1)	26,000
Elizabeth (1)	30,000	Glen Avon Heights (1)	42,000
Morris Township (1)	225,000	Huntington Beach	44,000
Morris Township (1)	50,000	Indio (1)	10,000
Morris Township (1)	137,000	Lancaster	42,000
Morris Township	221,000	Livermore (1)	53,000
Morristown (1)	316,000	Lomita (1)	33,000
Plainsboro (1)	2,000	Mammoth Lakes (1)	44,000
	1,077,000	Mojave (1)	34,000
NEVADA		Ontario (1)	24,000
Las Vegas	282,000	Orange (1)	26,000
		Pinole (1)	58,000
OHIO		Pleasanton	175,000
Miamisburg (1)	61,000	Rancho Cucamonga	24,000
Miamisburg (1)	86,000	Rialto	29,000
Toledo (1)	707,000	Rubidoux	39,000
	854,000	San Bernadino	30,000
PENNSYLVANIA		San Bernadino	40,000
Allentown	71,000	San Diego (1)	226,000
		Santa Ana (1)	26,000
TENNESSEE		Santa Monica	150,000
Johnson City	64,000	Santa Rosa (1)	22,000
Kingport	43,000	Simi Valley (1)	40,000
Memphis (1)	75,000	Sunnymead	30,000
Memphis (1)	521,000	Ventura (1)	40,000
	703,000	Westminster	26,000
TEXAS		Yucaipa	31,000
Beaumont (1)	426,000		1,748,000
Beaumont (1)	50,000	COLORADO
Bedford (1)	207,000	Aurora (1)	41,000
Dallas (1)	185,000	Aurora	29,000
Dallas	151,000	Aurora	42,000
	1,019,000	Aurora	24,000
		Littleton	29,000
Total Office	6,558,000	Littleton	39,000
			204,000

Location	Approximate Leasable Building Square Footage	Location	Approximate Leasable Building Square Footage
Retail—continued:		Retail—continued:
FLORIDA		NEBRASKA
Bradenton (1)	60,000	Omaha	73,000
Cape Coral	30,000	Omaha	66,000
Casselberry (1)	68,000	Omaha	67,000
Gainsville	41,000		206,000
Largo	54,000	NEW JERSEY
Largo	40,000	Garwood (1)	52,000
Largo	30,000
Orlando (1)	58,000	NEW YORK
Pinellas Park	60,000	Portchester (1)	59,000
Port Richey (1)	54,000
Stuart (1)	54,000	NEW MEXICO
Tallahassee (1)	54,000	Albuquerque (1)	35,000
Venice (1)	42,000	Las Cruces (1)	30,000
	645,000		65,000
GEORGIA		NEVADA
Atlanta (1)	6,000	Las Vegas	38,000
Atlanta (1)	4,000	Las Vegas	60,000
Chamblee (1)	5,000	Las Vegas	38,000
Cumming (1)	14,000	Reno	42,000
Duluth (1)	9,000		178,000
Forest Park (1)	15,000	OHIO
Jonesboro (1)	5,000	Cincinnati	26,000
Stone Mountain (1)	6,000	Columbus	34,000
	64,000	Franklin	29,000
IDAHO			89,000
Boise (1)	37,000	OKLAHOMA
Boise (1)	43,000	Lawton	31,000
	80,000
ILLINOIS		OREGON
Champaign	31,000	Beaverton	42,000
Freeport	30,000	Grants Pass (1)	34,000
Rock Falls	28,000	Portland	42,000
	89,000	Salem	52,000
INDIANA			170,000
Carmel (1)	39,000	PENNSYLVANIA
Lawrence (1)	29,000	Doylestown	4,000
	68,000	Lansdale	4,000
KENTUCKY		Lima	4,000
Louisville	10,000	Philadelphia	50,000
Louisville	40,000	Philadelphia	4,000
	50,000	Philadelphia	4,000
LOUISIANA		Philadelphia	4,000
Baton Rouge	58,000	Philadelphia	4,000
Minden	35,000	Philadelphia	4,000
	93,000	Philadelphia	4,000
MONTANA		Philadelphia	4,000
Billings (1)	41,000	Philadelphia	4,000
Bozeman (1)	21,000	Philadelphia	4,000
	62,000	Richboro	4,000
NORTH CAROLINA		Wayne	4,000
Charlotte	34,000		106,000
Concord	32,000	SOUTH CAROLINA
Jacksonville	23,000	Moncks Corner	23,000
Jefferson (1)	23,000
Lexington (1)	23,000	TENNESSEE
Mint Hill	23,000	Chattanooga	42,000
Thomasville(1)	21,000	Paris	31,000
	179,000		73,000

Location	Approximate Leasable Building Square Footage	Location	Approximate Leasable Building Square Footage
Retail—continued:		Other
TEXAS
Carrolton (1)	61,000	ARIZONA
Dallas (1)	68,000	Flagstaff (1)	10,000
Fort Worth (1)	44,000	Sun City (1)	10,000
Garland (1)	40,000		20,000
Granbury (1)	35,000	CALIFORNIA
Grand Prairie (1)	49,000	Colton	668,000
Greenville (1)	48,000	El Segundo	959,000
Hillsboro (1)	35,000	Long Beach (1)	201,000
Houston (1)	52,000	Palo Alto (1)	123,000
Lubbock (1)	54,000		1,951,000
Midland	60,000	COLORADO
Rockdale	44,000	Ft. Collins (1)	10,000
Taylor	62,000
Texarkana	46,000	FLORIDA
Woodville	44,000	Orlando (1)	205,000
	742,000
UTAH		MAINE
Bountiful (1)	50,000	North Berwick	821,000
Sandy (1)	42,000
	92,000	NEW MEXICO
VIRGINIA		Carlsbad (1)	10,000
Staunton (1)	23,000
		PENNSYLVANIA
WASHINGTON		New Kingston (1)	430,000
Bothell	28,000
Edmonds	35,000	SOUTH CAROLINA
Everett	35,000	N. Myrtle Beach (1)	37,000
Federal Way	42,000
Graham	45,000	TENNESSEE
Kent	42,000	Franklin (1)	289,000
Milton	45,000	Memphis (1)	780,000
Port Orchard	28,000		1,069,000
Redmond	45,000
Spokane	42,000	TEXAS
Spokane	39,000	Lewisville	256,000
Woodinville	30,000	Corpus Christi (1)	10,000
	456,000	El Paso (1)	10,000
WYOMING		Euless (1)	10,000
Cheyenne	12,000	Lewisville (1)	10,000
Cheyenne	31,000	McAllen (1)	10,000
Douglas	12,000	Victoria (1)	10,000
Evanston	28,000		316,000
Evanston	10,000	WISCONSIN
Torrington	12,000	Windsor (1)	356,000
	105,000	Total Other	5,225,000
Total Retail	6,206,000
		GRAND TOTAL	17,989,000

(1)          leasehold interest.

Hotel Pennsylvania

The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

The Hotel is dependent on tourism and was severely impacted by the events of September 11, 2001, accelerating a trend that began in the first quarter of 2001.  The following table presents rental information for the Hotel:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Hotel:

Average occupancy rate	64%	65%	63%	76%	80%
Average daily rate	$90.00	$89.00	$110.00	$114.00	$105.00
Revenue per available room	$58.00	$58.00	$70.00	$87.00	$84.00

Commercial:
Office space:
Average occupancy rate	40%	53%	61%	63%	55%
Annual rent per square feet	$13.00	$12.00	$21.00	$17.00	$16.00

Retail space:
Average occupancy rate	90%	47%	56%	85%	85%
Annual rent per square feet	$34.00	$40.00	$50.00	$45.00	$44.00

Dry Warehouse/Industrial Properties

The Company’s dry warehouse/industrial properties consist of eight buildings in New Jersey containing approximately 2.0 million square feet.  The average term of a tenant’s lease is three to five years.

The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate		Average Annual Rent Per Square Foot
2003	88	% (1)	$3.86
2002	95%		3.81
2001	100%		3.67
2000	90%		3.52
1999	92%		3.37

(1)          Excludes East Brunswick warehouse currently under development.

In November 2002, the Company entered into an agreement to ground lease its East Brunswick industrial property to Lowe’s.  The Company will demolish the existing warehouse containing 326,000 square feet and Lowe’s will construct its own retail store.  This lease is expected to commence in approximately 12 to 18 months.

400 North LaSalle

The 400 North LaSalle venture was formed in July 2001, to develop a 381,000 square foot, high-rise residential tower with an attached parking garage in Chicago Illinois, containing 452 apartments.  Under the agreement the Company contributed 92% of the equity and is entitled to receive 85% of the profits.  The development of the residential tower and garage was substantially completed and phased into service as of January 2004.  As of December 31, 2003, the tower is 22.5% occupied.

ITEM 3.                             LEGAL PROCEEDINGS

The Company is from time to time involved in legal actions arising in the ordinary course of its business.  In the opinion of management, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company’s financial position or results of operation.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, terminated the Company’s right to reallocate.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Operating Partnership is managed by Vornado, its sole general partner.  The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office that run until the next succeeding meeting of the Board of Trustees of Vornado following the Annual Meeting of Shareholders unless they are removed sooner by the Board.

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (current and during past five years with Vornado unless otherwise stated)

Steven Roth	62

Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Board; the Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995 and a Director since 1989; Chairman and CEO of Vornado Operating since 1998.

Michael D. Fascitelli	47

President and a Trustee since December 1996; President of Alexander’s Inc. since August 2000 and Director since December 1996; Director of Vornado Operating since 1998; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Melvyn H. Blum	57

Executive Vice President-Development since January 2000; Senior Managing Director at Tishman Speyer Properties in charge of its development activities in the United States from July 1998 to January 2000; and Managing Director of Development and Acquisitions at Tishman Speyer Properties prior to July 1998.

Michelle Felman	41

Executive Vice President-Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director-Global Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	52

President of the New York City Office Division since April 1997 (date of the Company’s acquisition); President of Mendik Realty (the predecessor to the New York City Office Properties Division) from 1990 until April 1997.

Christopher Kennedy	40

President of the Merchandise Mart Division since September 2000; Executive Vice President of the Merchandise Mart Division from April 1998 to September 2000; Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	58

Executive Vice President-Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Executive Vice President — Finance and Administration of Vornado Operating since 1998; Vice President-Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	41	Executive Vice President-Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	45	President of Charles E. Smith Commercial Realty since April 2003; President of Kaempfer Company from 1998 to April 2003 (date acquired by the Company).

Wendy Silverstein	43	Executive Vice President-Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith	75

Chairman of Charles E. Smith Commercial Realty since January 2002 (date acquired by the Company); Co-Chief Executive Officer and Co-Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the predecessor to Charles E. Smith Commercial Realty) prior to January 2002.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no established trading market for the units of the Operating Partnership.  At December 31, 2003, there were 1,692 Class A unitholders of record.

Distributions

During the year ended December 31, 2003, the Company declared four quarterly distributions in the amounts of $0.68, $0.68, $0.68 and $0.87 per unit from the first to the fourth quarter, respectively.  The fourth quarter distribution was comprised of a regular distribution of $0.71 per unit and a special capital gain cash distribution of $0.16 per unit.

During the year ended December 31, 2002, the Company declared four quarterly distributions in the amounts of $0.66, $0.66, $0.66 and $0.68 per unit from the first to the fourth quarter, respectively.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2003, the Company issued 695,894 Class A units.  12,500 of those Class A units were issued as consideration in connection with the October 7, 2003 acquisition of the Waterfront Interest.  The remainder of those units were issued to holders of the Company's C-1 preferred units in a 1 for 1.1431 exchange of the C-1 preferred units.  These units were issued without registration under the Securities Act of 1933 in reliance on Regulation D of that Act.

                On November 17, 2003, the Company sold $80,000,000 of 7.00% Series D-10 Cumulative Redeemable Preferred Units to an institutional investor in a private offering.  These units were issued without registration under the Securities Act of 1933 in reliance on Regulation D of that Act.

Information relating to compensation plans under which equity securities of Vornado are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA

	Year Ended December 31,
(in thousands, except unit and per unit amounts)	2003	2002	2001	2000	1999

Operating Data
Revenues:
Rentals	$1,261,042	$1,209,755	$813,089	$666,248	$565,462
Expense reimbursements	179,214	154,766	129,013	116,422	94,353
Other income	62,799	27,718	10,059	9,753	7,707

Total Revenues	1,503,055	1,392,239	952,161	792,423	667,522
Expenses:
Operating	583,660	519,345	385,449	305,141	269,892
Depreciation and amortization	215,032	198,601	120,614	96,116	80,340
General and administrative	122,405	100,050	71,716	47,093	39,359
Amortization of officer’s deferred compensation expense	—	27,500	—	—	—
Costs of acquisitions and development not consummated	—	6,874	5,223	—	—
Total Expenses	921,097	852,370	583,002	448,350	389,591
Operating Income	581,958	539,869	369,159	344,073	277,931
Income applicable to Alexander’s	15,574	29,653	25,718	17,363	11,772
Income from partially-owned entities	67,901	44,458	80,612	86,654	78,560
Interest and other investment income	25,402	31,685	54,385	32,809	18,110
Interest and debt expense	(229,662)	(234,113)	(167,430)	(164,325)	(137,086)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	2,343	(17,471)	(8,070)	—	—
Minority Interest	(827)	(3,534)	(2,480)	(1,965)	(1,840)
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	462,689	390,547	351,894	314,609	247,447
Discontinued operations	14,073	9,884	10,342	8,826	8,230
Gains on sale of real estate (discontinued operations in 2003)	161,789	—	15,495	10,965	—
Cumulative effect of change in accounting principle	—	(30,129)	(4,110)	—	—
Net income	638,551	370,302	373,621	334,400	255,677
Preferred unit distributions	(116,619)	(119,214)	(130,815)	(124,736)	(78,250)

Net income applicable to Class A units	$521,932	$251,088	$242,806	$209,664	$177,427

Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle per Class A unit – basic	$2.63	$2.13	$2.32	$2.05	$1.88
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle per Class A unit - diluted	$2.59	$2.07	$2.25	$2.00	$1.85
Income per Class A unit—basic	$3.97	$1.97	$2.55	$2.26	$1.97
Income per Class A unit—diluted	$3.81	$1.92	$2.47	$2.20	$1.94
Cash distributions declared for Class A units	$2.91	$2.97	$2.63	$1.97	$1.80

Balance Sheet Data
Total assets	$9,518,928	$9,018,179	$6,777,343	$6,403,210	$5,479,218
Real estate, at cost	7,748,452	7,282,651	4,426,560	4,220,307	3,790,857
Accumulated depreciation	869,849	702,686	485,447	375,730	293,497
Debt	4,184,385	4,071,320	2,477,173	2,688,308	2,048,804
Partners’ Capital	4,995,804	4,644,206	4,024,235	3,519,417	3,262,630

Page
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview	62
Overview — Leasing Activity	63
Critical Accounting Policies	66
Results of Operations:
Years Ended December 31, 2003 and 2002	73
Years Ended December 31, 2002 and 2001	83
Supplemental Information:
Summary of Net Income and EBITDA for the Three Months Ended December 31, 2003 and 2002	89
Changes by segment in EBITDA for the Three Months Ended December 31, 2003 and 2002	92
Changes by segment in EBITDA for the Three Months Ended December 31, 2003 as compared to September 30, 2003	92
Related Party Disclosure	93
Liquidity and Capital Resources	96
Certain Future Cash Requirements	96
Financing Activities and Contractual Obligations	97
Cash Flows for the Year Ended December 31, 2003	98
Cash Flows for the Year Ended December 31, 2002	102
Cash Flows for the Year Ended December 31, 2001	103
Recently Issued Accounting Standards	104

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area.  In addition, the Company has a 60% interest in a partnership that owns cold storage warehouses nationwide.

The Company’s business objective is to maximize shareholder value.  The Company measures its success in meeting this objective by Vornado’s total return to shareholders.  Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending December 31, 2003:

	Total Return
	Vornado	RMS
One-year	57.7%	36.7%
Three-years	74.8%	59.9%
Five-years	119.6%	93.6%
Ten-years	481.1%	181.7	% (1)

(1)   From inception on July 25, 1995

The Company intends to continue to achieve its business objective by pursuing its investment philosophy and executing its operating strategies through:

•      Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit.

•      Investing in properties in select markets, such as New York City and Washington, D.C., where we believe there is high likelihood of capital appreciation.

•      Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents.

•      Investing in retail properties in select under-stored locations such as the New York City metropolitan area.

•      Developing/redeveloping the Company’s existing properties to increase returns and maximize value.

The Company competes with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided.  The Company’s success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  The current economic recovery is fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending.  To the extent this recovery stalls, the Company may experience lower occupancy rates which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in net income, funds from operations and cash flow.  Alternatively, if the recovery continues, the Company may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in the Company’s weighted average cost of capital and a corresponding effect on net income, funds from operations and cash flow.

Overview – Leasing Activity

The following table summarizes, by business segment, the leasing statistics which the Company views as key performance indicators.

	Office					Temperature
	New York			Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City	CESCR	Retail	Office	Showroom	Logistics
As of December 31, 2003:
Square feet/cubic feet	13,253	13,963	12,888	2,808	5,624	17,476/440,700
Number of properties	20	63	60	9	9	87
Occupancy rate	95.2%	93.9%	93.0%	92.6%	95.1%	76.2%
Leasing Activity:
Year Ended December 31, 2003:
Square feet	925	2,848	1,046	270	1,157	—
Initial rent (1)	$44.60	$30.26	$15.56	$21.24	$23.43	—
Weighted average lease terms (years)	9.1	4.8	12.8	9.8	5.2
Increase (decrease) in occupancy from December 31, 2002	(0.6)%	0.3%	4.7%	0.9%	(0.1)%	(2.3)%
Rent per square foot on relet space:
Square feet	677	2,510	1,046	270	1,157	—
Initial Rent (1)	$44.41	$30.62	$15.56	$21.24	$23.43	—
Prior escalated rent	$38.51	$29.86	$13.75	$22.44	$23.28	—
Percentage increase	15.3%	2.5%	13.2%	(5.3)%	0.6%	—
Rent per square foot on space previously vacant:
Square feet	248	338	—	—	—	—
Initial rent (1)	$45.09	$27.58	—	—	—	—
Tenant improvements per square foot	$26.41	$10.89	$3.71	$29.74	$7.58	—
Leasing commissions per square foot	$11.59	$2.65	$0.75	$10.61	$0.24	—

Quarter ended December 31, 2003:						—
Square feet	305	490	168	89	234	—
Initial rent (1)	$42.12	$29.28	$15.87	$19.04	$25.95	—
Weighted average lease terms (years)	8.4	4.8	8.4	9.1	4.9	—
Increase (decrease) in occupancy from September 30, 2003	(0.6)%	0.6%	2.0%	—	0.4%	(0.5)%
Rent per square foot on relet space:
Square feet	264	388	168	89	234	—
Initial rent (1)	$42.02	$29.99	$15.87	$19.04	$25.95	—
Prior escalated rent	$36.50	$29.31	$14.07	$24.59	$26.25	—
Percentage increase (decrease)	15.1%	2.3%	12.8%	(22.6)%	(1.1)%	—
Rent per square foot on space previously vacant:
Square feet	41	102	—	—	—	—
Initial rent (1)	$42.69	$26.58	—	—	—	—
Tenant improvements per square foot	$20.18	$12.98	$0.68	$14.13	$6.62	—
Leasing commissions per square foot	$8.13	$3.32	$0.45	$8.62	$0.41	—

In addition to the leasing activity in the table above, in the year ended December 31, 2003, 66,000 square feet of retail space included in the New York City Office segment was leased at an initial rent of $220.97 per square foot and in the three months ended December 31, 2003, 21,000 square feet of retail space was leased at an initial rent of $278.27.

	Office					Temperature
	New York			Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City	CESCR	Retail	Office	Showroom	Logistics

As of December 31, 2002:
Square feet/cubic feet	13,957	13,395	12,528	2,838	5,528	17,509/441,500
Number of properties	21	53	62	9	9	88
Occupancy rate	95.8%	93.6%	88.3%	91.7%	95.2%	78.5%
Leasing Activity:
Year Ended December 31, 2002:
Square feet	579	2,342	1,960	164	911	—
Initial rent (1)	$44.82	$31.01	$9.73	$26.97	$18.99	—
Rent per square foot on relet space:
Square feet	457	2,025	1,339	164	911	—
Initial Rent (1)	$44.34	$31.29	$12.17	$26.97	$18.99	—
Prior escalated rent	$34.11	$29.66	$9.19	$26.66	$18.63	—
Percentage increase	30.0%	5.5%	32.4%	1.2%	2.0%	—
Rent per square foot on space previously vacant:
Square feet	122	317	621	—	—	—
Initial rent (1)	$46.80	$29.21	$4.48	—	—	—
Tenant improvements per square foot	$12,18	$14.23	$1.18	$5.03	$1.38	—
Leasing commissions per square foot	$7.48	$3.39	$0.18	$4.04	—	—

(1)           Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Critical Accounting Policies

In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.   The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2003, the Company’s carrying amount of its real estate, net of accumulated depreciation is $6.9 billion.  Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components.  If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements and beginning in 2002, identified intangibles such as acquired above and below market leases and the value of acquired in-place leases in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 and 142) and acquired liabilities, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.  If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.  The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s consolidated financial statements.

Identified Intangible Assets and Goodwill

Upon an acquisition of a business the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

As of December 31, 2003 and 2002, the carrying amounts of the Company’s identified intangible assets are $106,281,000 and $50,487,000 and the carrying amount of goodwill is $4,345,000 (arising from the 2003 acquisition of Building Maintenance Services) and $0, respectively.  Such amounts are included in other assets on the Company’s consolidated balance sheet.  In addition, the Company has $47,266,000 and $48,430,000, of deferred credits as of December 31, 2003 and 2002, which are included as liabilities on the Company’s consolidated balance sheet.  If the Company incorrectly estimates the fair value of these assets at acquisition or in connection with impairment testing, or incorrectly estimates the useful lives of finite-life intangible assets, the impact to the Company’s consolidated financial statements could be material.

Notes and Mortgage Loans Receivable

The Company’s policy is to record mortgages and notes receivable at the stated principal amount net of any discount or premiums.  As of December 31, 2003, the carrying amount of Notes and Mortgage Loans receivable was $285,965,000.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.  The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized on a cash basis.

Partially-Owned Entities

As of December 31, 2003, the carrying amount of investments and advances to partially-owned entities, including Alexander’s, was $900,600,000.  The Company considers APB 18 – The Equity Method of Accounting for Investments in Common Stock, SOP 78-9 – Accounting for Investments in Real Estate Ventures, EITF 96-16 – Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of its partially-owned entities.  In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. The Company has concluded that it does not control a partially-owned entity, despite an ownership interest of 50% or greater, if the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  This is the case with respect to the Company’s 60% interest in Temperature Controlled Logistics, 80% interest in Starwood Ceruzzi Venture, and 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, and 825 Seventh Avenue.

If the Company is able to unilaterally make decisions for a partially-owned entity, the Company has concluded that it controls the entity and therefore consolidates the entity.  The Company accounts for investments on the equity method when its ownership interest is greater than 20% and less than 50%, and the Company does not have direct or indirect control.  When partially-owned entities are in partnership form, the 20% threshold may be reduced.  Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions to and from these entities.  All other investments are accounted for on the cost method.

On a periodic basis the Company evaluates whether there are any indicators that the value of the Company’s investments in partially-owned entities are impaired.  The ultimate realization of the Company’s investment in partially-owned entities is dependent on a number of factors including the performance of the investee and market conditions.  If the Company determines that a decline in the value of the investee is other than temporary, an impairment charge would be recorded.

Allowance For Doubtful Accounts

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($15,246,000 as at December 31, 2003) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  The Company also maintains an allowance for receivables arising from the straight-lining of rents ($2,830,000 as at December 31, 2003).  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  If estimates differ from actual results, this would impact reported results.

Revenue Recognition

The Company has the following revenue sources and revenue recognition policies:

•    Base Rents — income arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

•    Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold.  These rents are recognized in accordance with SAB 104, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

•    Hotel Revenues — income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue.  Income is recognized when rooms are occupied.  Food and beverage and banquet revenue are recognized when the services have been rendered.

•    Trade Show Revenues — income arising from the operation of trade shows, including rentals of booths.  This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.

•    Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property.  This revenue is accrued in the same periods as the expenses are incurred.

Before the Company recognizes revenue, it assesses among other things, its collectibility.  If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be misstated.

Net income and EBITDA for the years ended December 31, 2003, 2002 and 2001.

Below is a summary of Net income and EBITDA(1) by segment for the years ended December 31, 2003, 2002 and 2001.  On January 1, 2003, the Company revised its definition of EBITDA to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures.  The revised definition of EBITDA includes minority interest, gains (losses) on the sale of depreciable real estate and income arising from the straight-lining of rent and the amortization of acquired in-place leases.  Accordingly, EBITDA for all periods disclosed represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  Management considers EBITDA a supplemental measure for making decisions and assessing the unlevered performance of its segments as it is related to the return on assets as opposed to the levered return on equity.  As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers.  EBITDA is not a surrogate for net income because net income is after interest expense and accordingly, is a measure of return on equity as opposed to return on assets.

	December 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(3)
Property rentals	$1,210,048	$823,302	$136,490	$197,554	$—	$52,702
Straight-line rents:
Contractual rent increases	34,023	27,031	3,108	3,875	—	9
Amortization of free rent	7,924	292	5,390	2,251	—	(9)
Amortization of acquired below market leases, net	9,047	8,007	1,040	—	—	—
Total rentals	1,261,042	858,632	146,028	203,680	—	52,702
Expense reimbursements	179,214	102,826	56,900	16,402	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Other	20,925	8,852	4,694	7,344	—	35
Total revenues	1,503,055	1,010,799	208,912	227,426	—	55,918
Operating expenses	583,660	377,500	70,462	91,033	—	44,665
Depreciation and amortization	215,032	151,994	18,835	30,125	—	14,078
General and administrative	122,405	37,251	9,783	20,215	—	55,156
Total expenses	921,097	566,745	99,080	141,373	—	113,899
Operating income	581,958	444,054	109,832	86,053	—	(57,981)
Income applicable to Alexander’s	15,574	—	—	—	—	15,574
Income from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,402	2,960	359	93	—	21,990
Interest and debt expense	(229,662)	(134,715)	(59,674)	(14,788)	—	(20,485)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	2,343	180	—	188	—	1,975
Minority interest	(827)	(1,119)	—	—	—	292
Income before discontinued operations and gains on sale of real estate	462,689	313,786	54,269	71,438	18,416	4,780
Discontinued operations	14,073	15,536	261	—	—	(1,724)
Gains on sale of real estate (discontinued operations)	161,789	157,200	4,589	—	—	—
Net income	638,551	486,522	59,119	71,438	18,416	3,056
Interest and debt expense (2)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization (2)	279,507	155,743	21,642	30,749	34,879	36,494
Income taxes	1,627	45	—	—	—	1,582
EBITDA(1)	$1,215,744	$780,689	$143,479	$117,887	$77,965	$95,724

Included in EBITDA are gains on sale of real estate of $161,789, of which $157,200 and $4,589 relate to the Office and Retail segments, respectively.

See Notes on page 72.

	December 31, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(3)
Property rentals	$1,159,002	$793,990	$120,451	$191,197	$—	$53,364
Straight-line rents:
Contractual rent increases	31,323	27,598	1,777	1,772	—	176
Amortization of free rent	6,796	2,374	3,317	1,105	—	—
Amortization of acquired below market leases, net	12,634	12,469	165	—	—	—
Total rentals	1,209,755	836,431	125,710	194,074	—	53,540
Expense reimbursements	154,766	85,420	51,008	14,754	—	3,584
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	14,800	13,317	1,450	33	—	—
Other	12,918	7,783	172	4,743	—	220
Total revenues	1,392,239	942,951	178,340	213,604	—	57,344
Operating expenses	519,345	330,585	61,500	86,022	—	41,238
Depreciation and amortization	198,601	143,021	14,957	26,716	—	13,907
General and administrative	100,050	33,334	7,640	20,382	—	38,694
Costs of acquisitions and development not consummated	6,874	—	—	—	—	6,874
Amortization of officer’s deferred compensation expense	27,500	—	—	—	—	27,500
Total expenses	852,370	506,940	84,097	133,120	—	128,213
Operating income	539,869	436,011	94,243	80,484	—	(70,869)
Income applicable to Alexander’s	29,653	—	—	—	—	29,653
Income from partially-owned entities	44,458	1,966	(687)	(339)	9,707	33,811
Interest and other investment income	31,685	6,472	323	507	—	24,383
Interest and debt expense	(234,113)	(138,731)	(56,643)	(22,948)	—	(15,791)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(17,471)	—	—	2,156	—	(19,627)
Minority interest	(3,534)	(3,526)	—	—	—	(8)
Income before discontinued operations and cumulative effect of change in accounting principle	390,547	302,192	37,236	59,860	9,707	(18,448)
Discontinued operations	9,884	15,910	723	—	—	(6,749)
Cumulative effect of change in accounting principle	(30,129)	—	—	—	(15,490)	(14,639)
Net income	370,302	318,102	37,959	59,860	(5,783)	(39,836)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense (2)	305,920	143,068	58,409	23,461	25,617	55,365
Depreciation and amortization (2)	257,707	149,361	17,532	27,006	34,474	29,334
EBITDA (1)	$964,058	$610,531	$113,900	$110,327	$69,798	$59,502

See Notes on page 72.

	December 31, 2001
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(3)
Property rentals	$769,780	$399,459	$116,710	$191,909	$—	$61,702
Straight-line rents:
Contractual rent increases	28,964	24,012	(45)	4,997	—	—
Amortization of free rent	14,345	11,396	2,187	762	—	—
Amortization of acquired below market leases, net	—	—	—	—	—	—
Total rentals	813,089	434,867	118,852	197,668	—	61,702
Expense reimbursements	129,013	64,097	48,708	13,801	—	2,407
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	1,472	1,404	—	68	—	—
Other	8,587	1,848	1,076	3,256	—	2,407
Total revenues	952,161	502,216	168,636	214,793	—	66,516
Operating expenses	385,449	205,408	55,200	83,107	—	41,734
Depreciation and amortization	120,614	68,726	14,218	25,397	—	12,273
General and administrative	71,716	11,569	3,572	18,081	—	38,494
Costs of acquisitions not consummated	5,223	—	—	—	—	5,223
Total expenses	583,002	285,703	72,990	126,585	—	97,724
Operating income	369,159	216,513	95,646	88,208	—	(31,208)
Income applicable to Alexander’s	25,718	—	—	—	—	25,718
Income from partially-owned entities	80,612	32,746	1,914	149	17,447	28,356
Interest and other investment income	54,385	6,866	608	2,045	—	44,866
Interest and debt expense	(167,430)	(49,021)	(55,358)	(33,354)	—	(29,697)
Net (loss) gain on disposition of wholly-ownedand partially-owned assets other than real estate	(8,070)	—	—	160	—	(8,230)
Minority interest	(2,480)	(2,466)	—	—	—	(14)
Income before gains on sales of real estate, discontinued operations and cumulative effect of change in accounting principle	351,894	204,638	42,810	57,208	17,447	29,791
Gains on sale of real estate	15,495	12,445	3,050	—	—	—
Discontinued operations	10,342	9,265	1,077	—	—	—
Cumulative effect of change in accounting principle	(4,110)	—	—	—	—	(4,110)
Net income	373,621	226,348	46,937	57,208	17,447	25,681
Cumulative effect of change in accounting principle	4,110	—	—	—	—	4,110
Interest and debt expense (2)	266,784	92,410	57,915	33,354	26,459	56,646
Depreciation and amortization (2)	188,859	91,085	18,957	25,397	33,815	19,605
EBITDA (1)	$833,374	$409,843	$123,809	$115,959	$77,721	$106,042

Included in EBITDA are gains on sale of real estate of $15,495, of which and $12,445 and $3,050 relate to the Office and Retail segments, respectively.

See Notes on page 72.

Notes to the preceding tabular information:

(1)   EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)   Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA include amounts which are netted in income from partially-owned entities in order to present the income from partially-owned entities on an EBITDA basis.

(3)   Other EBITDA is comprised of:

	For the Year Ended December 31,
(Amounts in thousands)	2003		2002	2001
Newkirk Master Limited Partnership:
Equity in income	$68,341	(A)	$60,756	$54,695
Interest and other income	8,532		8,795	8,700
Alexander’s (B)	23,001		39,436	19,362
Industrial warehouses	6,208		6,223	6,639
Palisades (placed in service on March 1, 2002)	5,006		161	—
Hotel Pennsylvania	4,573		7,636	16,978
Student Housing	2,000		2,340	2,428
400 North LaSalle (phased into service beginning October 2003)	(680)		—	—
	116,981		125,347	108,802
Minority interest expense	292		(8)	(14)
Corporate general and administrative expenses	(51,461)		(34,743)	(33,515)
Investment income and other	28,350		22,907	44,222
Net gain on sale of marketable securities	2,950		12,346	—
Primestone loss on settlement of guarantees (2003) and foreclosure and impairment losses (2002)	(1,388)		(35,757)	—
Amortization of Officer’s deferred compensation expense	—		(27,500)	—
Write-off of 20 Times Square pre-development costs (2002) and World Trade Center acquisition costs (2001)	—		(6,874)	(5,223)
Gain on transfer of mortgages	—		2,096	—
Net gain on sale of air rights.	—		1,688	—
After-tax net gain on sale of Park Laurel condominium units	—		—	15,657
Write-off of net investment in Russian Tea Room	—		—	(7,374)
Write-off of investments in technology companies	—		—	(16,513)
	$95,724		$59,502	$106,042

(A)  Includes net gains of $9,200 on sales of real estate and $1,600 on the early extinguishment of debt, partially offset by a charge of $1,210 for an impairment loss and a litigation settlement.

(B)   EBITDA for the year ended December 31, 2003, reflects the Company’s share of Alexander’s stock appreciation rights compensation expense of $14,868 and the Company’s $1,589 share of EBITDA resulting from the commencement of Alexander’s lease with Bloomberg (87% of the space) on November 15, 2003 at Alexander’s 731 Lexington Avenue property.  EBITDA for the year ended December 31, 2002 and 2001 includes $3,524 and $6,298, respectively representing the Company’s share of Alexander’s gain on the sale of its Third Avenue and Fordham Road properties.

The following table sets forth the percentage of the Company’s EBITDA by segment for the years ended December 31, 2003, 2002 and 2001.  EBITDA for the year ended December 31, 2003, includes gains on sale of real estate of $161,789,000, of which $157,200,000 and $4,589,000 relate to the New York Office and Retail segments, respectively.  The pro forma column gives effect to the January 1, 2002 acquisition by the Company of the remaining 66% interest in CESCR described previously as if it had occurred on January 1, 2001.

	Percentage of EBITDA
	Year Ended December 31,
	2003	2002	2001	2001
	(Pro forma)
Office:
New York City	40%	33%	32%	38%
CESCR	24%	30%	27%	11%
Total	64%	63%	59%	49%
Retail	12%	12%	12%	15%
Merchandise Mart Properties	10%	12%	11%	14%
Temperature Controlled Logistics	6%	7%	8%	9%
Other	8%	6%	10%	13%
	100%	100%	100%	100%

Results Of Operations

Years Ended December 31, 2003 and December 31, 2002

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,503,055,000 for the year ended December 31, 2003, compared to $1,392,239,000 in the prior year, an increase of $110,816,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail		Merchandise Mart		Other
Rentals:
Acquisitions:
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	$8,546		$—		$8,546		$—		$—
Crystal Gateway One	July 2002	5,851		5,851		—		—		—
435 Seventh Avenue (placed in service)	August 2002	4,528		—		4,528		—		—
2101 L Street	August 2003	4,958		4,958		—		—		—
Bergen Mall	December 2003	602		—		602		—		—
424 Sixth Avenue	July 2002	557		—		557		—		—
(Decrease) increase in amortization of acquired below market leases, net		(3,587)		(4,462)		875		—		—
Operations:
Hotel activity		73	(1)	—		—		—		73 (1)
Trade Shows activity		3,807	(2)	—		—		3,807	(2)	—
Leasing activity		25,952		15,854	(3)	5,210	(4)	5,799	(5)	(911)
Total increase (decrease) in rentals		51,287		22,201		20,318		9,606		(838)

Tenant expense reimbursements:
Acquisitions		4,290		238		4,052		—		—
Operations		20,158		17,168	(6)	1,840		1,648		(498)
Total increase (decrease) in tenant expense reimbursements		24,448		17,406		5,892		1,648		(498)
Fee and other income
Acquisitions:
BMS Tenant cleaning fees		28,968		28,968		—		—		—
Kaempfer management and leasing fees		2,441		2,441		—		—		—
increase (decrease) in:
Lease cancellation fee income		4,429		514		2,056		1,859		—
Management and leasing fees		(3,844)		(3,667	)(7)	(160)		(17)		—
Other		3,087		(15)		2,466		726		(90)
Total increase (decrease) in fee and other income		35,081		28,241		4,362		2,568		(90)
Total increase (decrease) in revenues		$110,816		$67,848		$30,572		$13,822		$(1,426)

See notes on following page.

See Leasing Activity on page 64 for further details and corresponding changes in occupancy.

Notes to preceding tabular information:

(1)     Average occupancy and REVPAR for the Hotel Pennsylvania were 64% and $58 for the year ended December 31, 2003 compared to 65% and $58 for the prior year.

(2)     Reflects an increase of $2,841 resulting from the rescheduling of two trade shows from the fourth quarter of 2002, in which they were previously held to the first quarter of 2003, and $1,400 relates to a new show held for the first time in 2003, partially offset by lower trade show revenue in 2003 primarily due to a smaller April Market show as a result of a conversion of trade show space to permanent space.

(3)     Reflects increases of $12,953 from New York City Office leasing activity and $2,901 from CESCR’s leasing activity.  These increases resulted primarily from higher rents for space relet in 2003 and 2002 (full year impact in 2003 as compared to a partial year in 2002) and an increase in CESCR occupancy of .3% this year, partially offset by a decrease in NYC office occupancy of .6%.  Initial rent for the 677 square feet of space relet in New York City was $44.41 per square foot in 2003, a 15.3% increase over prior escalated rent.  Initial rent for the 2,510 square feet of space relet in CESCR portfolio was $30.62 per square foot a 2.5% increase over prior escalated rents.  For further details of NYC and CESCR office leasing activity see page 67.

(4)     Resulted primarily from (i) an increase in the occupancy rate from 88.3% at December 31, 2002 to 93.0% at December 31, 2003 as a result of leasing space previously vacated by Bradlees and Kmart and (ii) higher rents for space relet in 2003 and 2002 (full year impact in 2003 as compared to a partial year in 2002).  Initial rent for the 1,046 square feet of space relet in 2003 was $15.56 per square foot, a 13.2% increase over prior rent.  For further details of Retail leasing activity see page 67.

(5)     Reflects an increase in occupancy of Merchandise Mart office space of 0.9% from 2002, higher rents for 1,157 square feet of showroom space relet in 2003 and 911 square feet relet in 2002 (full year impact in 2003 as compared to partial year impact in 2002), partially offset by a decrease in Merchandise Mart showroom occupancy of .1% from 2002 and lower rents for 270 square feet of office space relet in 2003.  Initial rents for the 1,157 square feet of showroom space relet in 2003 was $23.43, a 0.6% increase over prior escalated rent.  Initial rents for the 270 square feet of office space relet in 2003 was $21.24, a 5.3% decrease over prior escalated rent.  For further details of Merchandise Mart leasing activity see page 67.

(6)     Reflects higher reimbursements from tenants resulting primarily from increases in real estate taxes.  The increases in Office and Retail were $19,383 and $3,247, before reductions of $2,215 and $1,407 in the current quarter relating to the true-up of prior year’s billings.

(7)     Results primarily from a $3,444 decrease in CESCR third party leasing revenue from $7,100 in 2002 to $3,656 in 2003 as a result of the closing of one of the CESCR leasing offices.

Expenses

The Company’s expenses were $921,097,000 for the year ended December 31, 2003, compared to $852,370,000 in the prior year, an increase of $68,727,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		Office		Retail		Merchandise Mart		Other
Operating:
Acquisitions:
BMS	$19,789		$19,789		$—		$—		$—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	3,007		—		3,007		—		—
Crystal Gateway One	1,742		1,742		—		—		—
Bergen Mall	399		—		399		—		—
2101 L Street	1,531		1,531		—		—		—
435 Seventh Avenue	503		—		503		—		—
424 Sixth Avenue	98		—		98		—		—
Hotel activity	2,769		—		—		—		2,769	(1)
Trade Shows activity	1,487		—		—		1,487	(2)	—
Operations	32,990	(3)	23,853	(3)	4,955	(3)	3,524	(3)	658	(3)
	64,315		46,915		8,962		5,011		3,427
Depreciation and amortization:
Acquisitions	5,966		4,026		1,940		—		—
Operations	10,465		4,947	(4)	1,938		3,409	(4)	171
	16,431		8,973		3,878		3,409		171
General and administrative:
Acquisitions	4,915		4,274		641		—		—
Operations	17,440	(5)	(357)		1,502		(167)		16,462
	22,355		3,917		2,143		(167)		16,462
Costs of acquisitions and development not consummated	(6,874)		—		—		—		(6,874)
Amortization of officer’s deferred compensation expense	(27,500)		—		—		—		(27,500)
Total increase (decrease) in expenses	$68,727		$59,805		$14,983		$8,253		$(14,314)

See notes on following page.

Notes to preceding tabular information:

(1)   The increase in Hotel Pennsylvania’s operating expenses was primarily due to a $1,700 increase in real estate taxes and a $500 increase in utility costs over the prior year.

(2)   Results primarily from the rescheduling of two trade shows from the fourth quarter of 2002, in which they were previously held to the first quarter of 2003, and due to a new trade show held for the first time in 2003.

(3)   Below are the details of the increases (decreases) in operating expenses by segment:

	Total	Office	Retail	Merchandise Mart	Other
Real estate taxes	$26,935	$20,904 (a)	$1,245	$4,724	$62
Utilities	(946)	(906)	364	(483)	79
Maintenance	5,286	2,997	2,302	(33)	20
Ground rent	950	1,005	(55)	—	—
Bad debt expense	(29)	(1,541)	1,238	274	—
Other	794	1,394	(139)	(958)	497
	$32,990	$23,853	$4,955	$3,524	$658

(a) Relates primarily to an increase in New York Office.

(4)   Increases in depreciation and amortization for the Office and Merchandise Mart segments are primarily due to additions to buildings and improvements.

(5)   The increase in general and administrative expenses results from:

Increase in professional fees in connection with information technology, corporate governance, insurance, and other projects.	$4,675
Severance payments in 2003 to two senior executives ($3,211) and the non-cash charge related to the accelerated vesting of their restricted stock ($1,626).	4,837
Other severance.	860
Increase in corporate payroll and fringe benefits of which $755 is due to a decrease in capitalized development payroll and $407 is due to the Company’s deferred compensation plan (offset by an equal amount of investment income).	2,872
Costs in connection with the relocation of CESCR’s back office operations to the Company’s administrative headquarters in New Jersey.	1,123
Stock compensation expense (see below).	1,898
Other	1,175
$17,440

As part of the 2002 annual compensation review, in lieu of stock options, on January 28, 2003 the Company granted 166,990 restricted shares of Vornado at $34.50 per share (Vornado’s then closing stock price on the NYSE) to employees of the Company.  These awards vest over a 5-year period.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period.  In the year ended December 31, 2003, the Company recognized stock-based compensation expense of $1,898,000 (excluding severance charges), of which $1,020,000 related to January 2003 restricted stock awards.

Income Applicable to Alexander’s

Income applicable to Alexander’s (interest income, management, leasing, development and commitment fees, and equity in income) was $15,574,000 for the year ended December 31, 2003, compared to $29,653,000 in the prior year, a decrease of $14,079,000.  This decrease resulted primarily from (i) Alexander’s stock appreciation rights compensation expense of which the Company’s share was $14,868,000 in 2003 compared to zero in 2002, partially offset by (ii) Alexander’s gain on the sale of its Third Avenue property of which the Company’s share was $3,524,000 in 2002, and (iii) income resulting from the commencement of the lease with Bloomberg (87% of the space) on November 15, 2003 at Alexander’s 731 Lexington Avenue property of which the Company’s share was $1,589,000.

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated subsidiaries as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2003 and 2002:

(Amounts in thousands)

For the year ended:	Total	Newkirk MLP	Temperature Controlled Logistics	Monmouth Mall	Partially- Owned Office Buildings	Starwood Ceruzzi Joint Venture	Las Catalinas Mall		Other
December 31, 2003:
Revenues	$521,210	$273,500	$119,605	$24,121	$99,590	$4,394
Expenses:
Operating, general and administrative	(75,887)	(15,357)	(6,905)	(10,520)	(39,724)	(3,381)
Depreciation	(132,062)	(51,777)	(56,778)	(4,018)	(18,491)	(998)
Interest expense	(172,697)	(97,944)	(41,117)	(6,088)	(27,548)	—
Other, net	47,223	43,083	5,710	(3,220)	2,516	(866)
Net income (loss)	$187,787	$151,505	$20,515	$275	$16,343	$(851)

Vornado’s interest		22.6%	60%	50%	15%	80%
Equity in net income (loss)	$51,057	$33,243 (1)	$12,869 (2)	$138 (3)	$2,426	$(681)			$3,062
Interest and other income	10,292	7,002	—	3,290	—
Fee income	6,552	—	5,547	1,005	—	—			—
Income (loss) from partially-owned entities	$67,901	$40,245	$18,416	$4,433	$2,426	$(681)	N/A	(4)	$3,062

December 31, 2002:
Revenues	$480,363	$295,369	$117,663	$5,760	$50,205	$695	$10,671
Expenses:
Operating, general and administrative	(46,098)	(8,490)	(7,904)	(2,510)	(21,827)	(2,265)	(3,102)
Depreciation	(106,287)	(34,010)	(59,328)	(943)	(9,094)	(1,430)	(1,482)
Interest expense	(180,431)	(121,219)	(42,695)	(1,520)	(11,354)	—	(3,643)
Other, net	(12,505)	(9,790)	(2,150)	48	389	(200)	(802)
Net income (loss)	$135,042	$121,860	$5,586	$835	$8,319	$(3,200)	$1,642

Vornado’s interest		21.7%	60%	50%	24%	80%	50%
Equity in net income (loss)	$30,664	$26,500	$4,144	$791 (3)	$1,966	$(2,560)	$851		$(1,028)
Interest and other income	8,000	8,000	—	—	—	—	—		—
Fee income	5,794	—	5,563	231	—	—	—		—
Income (loss) from partially-owned entities	$44,458	$34,500	$9,707	$1,022	$1,966	$(2,560)	$851		$(1,028)

Increase (decrease) in income from partially-owned entities	$23,443	$5,745 (1)	$8,709 (2)	$3,411 (3)	$460	$1,879	$(851	)(4)	$4,090

See notes on following page.

Notes to preceding information:

(1)   The increase reflects the Company’s share of the following items from the Newkirk MLP in 2003 including (i) $7,200 of net gains on the sale of 11 properties, (ii) a gain of $1,600 on the early extinguishment of debt, partially offset by, (iii) a charge of $538 in connection with a litigation claim, (iv) a charge of $353 for an asset impairment and (v) $930 in Federal and state taxes.

(2)   The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (the “Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $25,087 of rent it was due for the year ended December 31, 2003, which together with previously deferred rent is $49,436.  The following summarizes the increase in income for the year ended December 31, 2003 over the prior year:

Increase in rent from Tenant	$1,220
Decrease in general and administrative expenses	544
Gain on sale of real estate in 2003 ($486) as compared to a loss on sale of real estate in 2002 ($2,026)	2,512
Income tax refund received in 2003	1,345
Decrease in depreciation and interest expense and other	3,088
$8,709

On February 23, 2004, AmeriCold Logistics announced that Alec Covington resigned as President and Chief Executive Officer effective March 31, 2004, to take an opportunity in an unrelated industry.  A search to identify a successor is currently underway.

(3)   The Company acquired a 50% interest in the Monmouth Mall on October 10, 2002.  Equity in net income of the Monmouth Mall includes the Company’s preferred return of $3,290 and $748 for the years ended December 31, 2003 and 2002.

(4)   On September 23, 2002, the Company acquired the remaining 50% of the Mall and 25% of the Kmart anchor store it did not previously own.  Accordingly, the operations of Las Catalinas are consolidated into the accounts of the Company subsequent to September 23, 2002.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $25,402,000 for the year ended December 31, 2003, compared to $31,685,000 in the year ended December 31, 2002, a decrease of $6,283,000.  This decrease resulted primarily from (i) lower average investments at lower yields, partially offset by (ii) $5,655,000 of contingent interest income recognized in connection with the repayment of the Dearborn Center loan and (iii) $5,028,000 of interest income recognized on the $225,000,000 GM Building mezzanine loans, for the period from October 20, 2003 through December 31, 2003.

Interest and Debt Expense

Interest and debt expense was $229,662,000 for the year ended December 31, 2003, compared to $234,113,000 in the year ended December 31, 2002, a decrease of $4,451,000.  This decrease was primarily comprised of a $11,285,000 savings from a 77 basis point reduction in weighted average interest rates of the Company’s variable rate debt, partially offset by (i) the consolidation as of September 2002 of the Las Catalinas operations which were previously included in income from partially-owned entities, (ii) a full year of interest expense on the Company’s $500,000,000 Senior Unsecured Notes due 2007 which were issued in June 2002 and (iii) a reduction in interest capitalized in connection with development projects.

Net (Loss) Gain on Disposition of Wholly-owned and Partially-owned Assets other than Depreciable Real Estate

The following table sets forth the details of net (loss) gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2003 and 2002:

	For the Year Ended December 31,
(Amounts in thousands)	2003	2002
Wholly-owned Assets:
Net gain on sale of marketable securities	$2,950	$12,346
Loss on settlement of Primestone guarantees (2003) and foreclosure and impairment losses (2002)	(1,388)	(35,757)
Gain on sale of land parcels	499	—
Gain on sale of residential condominiums units	282	2,156
Gain on transfer of mortgages	—	2,096
Net gain on sale of air rights	—	1,688
	$2,343	$(17,471)

Primestone Foreclosure and Impairment Losses

On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. (“Primestone”). The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan. The loan bore interest at 16% per annum.  Primestone defaulted on the repayment of this loan on October 25, 2001. The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company’s collateral. On October 31, 2001, the Company purchased the other debt for its face amount.  The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE.  The loans were also guaranteed by affiliates of Primestone.

On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc., a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company’s net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.  The participation did not meet the criteria for “sale accounting” under SFAS 140 because Cadim was not free to pledge or exchange the assets.  Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an “Other Liability” and continuing to report the outstanding loan balance at 100% in “Notes and Mortgage Loans Receivable” on the balance sheet.

On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction.   The price paid for the units by application of a portion of Primestone’s indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of PGE on the New York Stock Exchange.  On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

In the second quarter of 2002, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002.   In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees.  Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on the New York Stock Exchange at December 31, 2002 and (ii) $1,000,000 for estimated costs to realize the value of the guarantees.  The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the stock had been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

At December 31, 2002, the Company’s carrying amount of the investment was $23,908,000, of which $18,313,000 represents the carrying amount of the 3,972,447 partnership units owned by the Company ($4.61 per unit), $6,100,000 represents the amount expected to be realized under the guarantees, partially offset by $1,005,000 representing the Company’s share of Prime Group’s net loss through September 30, 2002, as the Company recorded its share of Prime Group’s earnings on a one-quarter lag basis.

On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust.  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security-available for sale, as the Company’s shares represent less than a 20% ownership interest in PGE (which is not a partnership), the Company does not have significant influence and the common shares have a readily determinable fair value.  Accordingly, the carrying amount previously included in Investments and Advances to Partially-Owned Entities was reclassified to Marketable Securities on the Company’s consolidated balance sheet.  The Company is also required to mark these securities to market based on the closing price of the PGE shares on the NYSE at the end of each reporting period.  For the period from June 11, 2003 through December 31, 2003, the Company recorded a $6,623,000 unrealized gain, which is not included in the Company’s net income, but is reflected as a component of Accumulated Other Comprehensive Loss in the Partners’ Capital section of the consolidated balance sheet.  From the date of exchange, income recognition is limited to dividends received on the PGE shares.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees, which has been reflected as a component of “net gains on disposition of wholly-owned and partially-owned assets” in the Company’s 2003 consolidated statement of income.

Gain on Transfer of Mortgages

In the year ended December 31, 2002, the Company recorded a net gain of $2,096,000 resulting from payments to the Company by third parties that assumed certain of the Company’s mortgages.  Under these transactions the Company paid to the third parties that assumed the Company’s obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages.  The Company has been released by the creditors underlying these loans.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table set forth the balances of the assets related to discontinued operations as of December 31, 2003 and 2002.

	December 31,
	2003	2002
Palisades	$138,629	$142,333
Baltimore (Dundalk)	2,167	2,050
Vineland	908	978
Two Park Avenue (sold on October 10, 2003)	—	123,076
Hagerstown (sold on November 3, 2003)	—	1,013
Baltimore (sold on January 9, 2003)	—	2,218
	$141,704	$271,668

Liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000 and $100,000,000 as of December 31, 2003 and 2002 respectively.

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Total Revenues	$42,694	$42,831
Total Expenses	28,621	32,947
Income from discontinued operations	$14,073	$9,884

On February 2, 2004, the Palisades Venture in which the Company owns a 75% interest entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000.  On February 27, 2004, in order to permit a potential “like kind exchange,” the Company acquired the remaining 25% interest it did not previously own for its partner’s share of the net sales price (approximately $17,000,000).  The Company’s gain on sale after closing costs will be approximately $70,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

Gains on Sales of Real Estate ( Discontinued Operations in 2003)

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain after closing costs of $2,644,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square –foot office building, for $292,000,000 to SEB Immobelien-Investment GNBH, a German capital investment company, which resulted in a net gain on the sale after closing costs of $156,433,000.

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center for $3,100,000, which resulted in a net gain on sale after closing costs of $1,945,000.

Cumulative Effect of Change in Accounting Principle

In September 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002).  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing.  In the first quarter of 2002, the Company wrote-off goodwill of approximately $30,129,000 of which (i) $15,490,000 represents its share of the goodwill arising from the Company’s investment in Temperature Controlled Logistics and (ii) $14,639,000 represents goodwill arising from the Company’s acquisition of the Hotel Pennsylvania.  The write-off was reflected as a cumulative effect of a change in accounting principle in the 2002 consolidated statement income.

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Year ended December 31, 2002	$964,058	$610,531		$113,900	$110,327	$69,798		$59,502
2003 Operations:
Same store operations (1)		5,670		5,086	4,445	3,517	(3)
Acquisitions, dispositions and non-same store income and expenses		164,488		24,493	3,115	4,650
Year ended December 31, 2003	$1,215,744	$780,689		$143,479	$117,887	$77,965		$95,724
% increase in same store operations		1.0	%(2)	4.5%	4.1%	4.8	%(3)

(1)     Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses which are included in acquisitions, dispositions and non-same store income and expenses above.

(2)     EBITDA and the same store percentage increase (decrease) were $488,419 ($331,886 excluding gains on sale of real estate of $156,533) and 3.3% (excluding such gains) for the New York office portfolio and $292,270 and (1.7%) for the CESCR portfolio.  36% of the same store decrease at CESCR reflects a reduction in third party net leasing fees.

(3)     The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (the “Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize $25,087 of rent it was due for the year ended December 31, 2003, which together with previously deferred rent is $49,436.  The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2003 from the warehouses it leases from the Landlord, is lower than last year by 1.3%, and (ii) its gross profit before rent at these warehouses for the corresponding period is higher than last year by $607 (a 0.4% increase).  In addition, in 2003, the tenant and the Landlord had lower general and administrative expenses and the Landlord received $885 of EBITDA from its investment in the quarries it acquired in December 2002 which was reflected in the gross profit of the tenant in the prior year.

Years Ended December 31, 2002 and December 31, 2001

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of above and below market leases acquired under SFAS No. 141 and 142, and other income, were $1,392,239,000 for the year ended December 31, 2002, compared to $952,161,000 in the year ended December 31, 2001, an increase of $440,078,000 of which $423,128,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office	Retail	Merchandise Mart		Other
Property rentals:
Acquisitions, dispositions and non same store revenue:
CESCR (acquisition of remaining 66% and consolidation vs. equity method accounting for 34%)	January 2002	$393,506		$393,506	$—	$—		$—
715 Lexington Avenue	July 2001	976		—	976	—		—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	September 2002	3,108		—	3,108	—		—
435 Seventh Avenue (placed in service)	August 2002	2,541		—	2,541	—		—
424 Sixth Avenue	July 2002	320		—	320	—		—
Properties taken out of service for redevelopment		(767)		—	(767)	—		—
Operations:
Hotel activity		(7,645	)(1)	—	—	—		(7,645	)(1)
Trade Shows activity		(3,908	)(2)	—	—	(3,908	)(2)	—
Leasing activity		8,535		8,058	680	314		(517)
Total increase (decrease) in property rentals		396,666		401,564	6,858	(3,594)		(8,162)

Tenant expense reimbursements:
Increase due to acquisitions		15,319		14,398	921	—		—
Operations		10,434		6,925	1,379	953		1,177
Total increase in tenant expense reimbursements		25,753		21,323	2,300	953		1,177
Other Income:
Increase due to acquisitions		15,235		15,224	11	—		—
Operations		2,424		2,624	535	1,452		(2,187)
Total increase (decrease) in other income		17,659		17,848	546	1,452		(2,187)
Total increase (decrease) in revenues		$440,078		$440,735	$9,704	$(1,189)		$(9,172)

(1)   Average occupancy and REVPAR for the Hotel Pennsylvania were 65% and $58 for the year ended December 31, 2002 compared to 63% and $70 for the prior year.

(2)   Reflects a decrease of $3,580 resulting from the rescheduling of two trade shows from the fourth quarter in which they were previously held to the first quarter of 2003.

See Leasing Activity on page 64, for further details and corresponding changes in occupancy.

Expenses

The Company’s expenses were $852,370,000 for the year ended December 31, 2002, compared to $583,002,000 in the year ended December 31, 2001, an increase of $269,368,000 of which $202,852,000 resulted from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart		Other
Operating:
Acquisitions:
CESCR (acquisition of remaining 66% and consolidation vs. equity method accounting for 34%)	$114,438	$114,438		$—		$—		$—
715 Lexington Avenue	588	—		588		—		—
435 Seventh Avenue	198	—		198		—		—
424 Sixth Avenue	50	—		50		—		—
Las Catalinas (acquisition of remaining 50% and consolidation vs. equity method accounting for 50%)	1,341	—		1,341		—		—
Hotel activity	503	—		—		—		503
Trade Shows activity	(2,108)	—		—		(2,108	)(3)	—
Operations	21,511	10,739	(1)	6,748	(2)	5,023	(4)	(999)
	136,521	125,177		8,925		2,915		(496)
Depreciation and amortization:
Acquisitions	68,484	67,470		1,014		—		—
Operations	9,503	6,825		(275)		1,319		1,634
	77,987	74,295		739		1,319		1,634
General and administrative:
Acquisitions	20,944	20,944		—		—		—
Other expenses	4,765	821		1,443		2,301	(5)	200
	25,709	21,765		1,443		2,301		200
Amortization of officer’s deferred compensation expense	27,500	—		—		—		27,500
Costs of acquisitions and development not consummated	1,651	—		—		—		1,651 (6)
Total increase in expenses	$269,368	$221,237		$11,107		$6,535		$30,489

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

(6)   Reflects a charge in 2002 of $6,874 for the write-off of pre-development costs at the 20 Times Square project and a charge in 2001 of $5,223 in connection with the World Trade Center acquisition not consummated.

Income Applicable to Alexander’s

Income applicable to Alexander’s (interest income, management, leasing, development and commitment fees, and equity in income) was $29,653,000 in the year ended December 31, 2002, compared to $25,718,000 in the year ended December 31, 2001, an increase of $3,935,000.  This increase resulted from (i) $6,915,000 of development and commitment fees in connection with Alexander’s Lexington Avenue development project, (ii) the Company’s $3,524,000 share of Alexander’s gain on sale of its Third Avenue property, partially offset by (iii) the Company’s $6,298,000 share of Alexander’s gain on the sale of its Fordham Road property in the prior year.

Income from Partially-Owned Entities

Below are the condensed statements of operations of the Company’s unconsolidated subsidiaries as well as the increase (decrease) in income from these partially-owned entities for the years ended December 31, 2002 and 2001:

(Amounts in thousands)	Total	Newkirk Joint Venture	Temperature Controlled Logistics	Las Catalinas Mall(2)		Monmouth Mall (3)	Partially- Owned Office Buildings		Starwood Ceruzzi Joint Venture		CESCR(1)		Other
Year Ended December 31, 2002:
Revenues	$480,363	$295,369	$117,663	$10,671		$5,760	$50,205		$695
Expenses:
Operating, general and administrative	(46,098)	(8,490)	(7,904)	(3,102)		(2,510)	(21,827)		(2,265)
Depreciation	(106,287)	(34,010)	(59,328)	(1,482)		(943)	(9,094)		(1,430)
Interest expense	(180,431)	(121,219)	(42,695)	(3,643)		(1,520)	(11,354)		—
Other, net	(12,505)	(9,790)	(2,150)	(802)		48	389		(200)
Net income/(loss)	$135,042	$121,860	$5,586	$1,642		$835	$8,319		$(3,200)

Vornado’s interest		21.7%	60%	50%		50%	24%		80%
Equity in net income/(loss)	$30,664	$26,500	$4,144	$851		$791 (4)	$1,966		$(2,560)				$(1,028)
Interest and other income	8,000	8,000	—	—		—	—		—				—
Fee income	5,794	—	5,563	—		231	—		—				—
Income from partially-owned entities	$44,458	$34,500	$9,707	$851		$1,022	$1,966		$(2,560)		$—	(1)	$(1,028)

Year Ended December 31, 2001:
Revenues	$747,902	$179,551	$126,957	$14,377			$43,263		$1,252		$382,502
Expenses:
Operating, general and administrative	(180,337)	(13,630)	(8,575)	(2,844)			(19,335)		(820)		(135,133)
Depreciation	(141,594)	(20,352)	(58,855)	(2,330)			(5,620)		(501)		(53,936)
Interest expense	(236,996)	(65,611)	(44,988)	(5,705)			(7,997)		—		(112,695)
Other, net	11,059	4,942	2,108	—			1,759		275		1,975
Net income	$200,034	$84,900	$16,647	$3,498			$12,070		$206		$82,713

Vornado’s interest		30.0%	60%	50%			34%		80%		34%
Equity in net income/(loss)	$67,679	$25,470	$9,988	$1,749			$4,093		$165		$28,653		$(2,439)
Interest and other income	7,579	5,474	2,105	—			—		—		—		—
Fee income	5,354	—	5,354	—			—		—		—		—
Income from partially-owned entities	$80,612	$30,944	$17,447	$1,749		$—	$4,093		$165		$28,653		$(2,439)

(Decrease) Increase in Income from partially-owned entities	$(36,154)	$3,556	$(7,740)	$(898	)(2)	$1,022 (3)	$(2,127	)(6)	$(2,725	)(5)	$(28,653	)(1)	$1,411 (7)

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

(4)   Vornado’s interest in the equity in net income of the Monmouth Mall includes a preferred return of $748 for the year ended December 31, 2002.

(5)   The year ended December 31, 2001 includes $1,394 for the Company’s share of a gain on sale of a property.

(6)   The year ended December 31, 2002 excludes 570 Lexington Avenue which was sold in May 2001.

(7)   The year ended December 31, 2001 includes $2,000 for the Company’s share of equity in loss of its Russian Tea Room (“RTR”) investment.  In the third quarter of 2001, the Company wrote-off its entire net investment in RTR based on the operating losses and an assessment of the value of the real estate.

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

Interest and Debt Expense

Interest and debt expense was $234,113,000 for the year ended December 31, 2002, compared to $167,430,000 in the year ended December 31, 2001, an increase of $66,683,000.  This increase was comprised of (i) $100,013,000 from the acquisition of the remaining 66% of CESCR and the resulting consolidation of its operations, partially offset by (ii) a $32,035,000 savings from a 202 basis point reduction in weighted average interest rates of the Company’s variable rate debt and (iii) lower average outstanding debt balances.

Net Loss on Disposition of Wholly-owned and Partially-owned Assets Other Than Depreciable Real Estate

The following table sets forth the details of net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the years ended December 31, 2002 and 2001:

	For the Year Ended December 31,
(Amounts in thousands)	2002	2001
Wholly-owned Assets:
Gain on transfer of mortgages	$2,096	$—
Gain on sale of Kinzie Park condominiums units	2,156	—
Net gain on sale of air rights	1,688	—
Net gain on sale of marketable securities	12,346	—
Primestone foreclosure and impairment losses	(35,757)	—
Write-off of investments in technology companies	—	(16,513)
Partially-owned Assets:
After-tax net gain on sale of Park Laurel condominium units	—	15,657
Write-off of net investment in Russian Tea Room (“RTR”)	—	(7,374)
Other	—	160
	$(17,471)	$(8,070)

Write-off Investments in Technology Companies

In 2001, the Company recorded a charge of $16,513,000 resulting from the write-off of all of its remaining equity investments in technology companies due to both the deterioration of the financial condition of these companies and the lack of acceptance by the market of certain of their products and services.  The above charge is net of $1,481,000 of income resulting from the reversal of a deferred rent liability relating to the termination of an agreement permitting one of the technology companies access to its properties.

After-tax Net Gain on Sale of Park Laurel Condominium Units

In 2001, the Park Laurel Joint Venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000.  The Company’s share of the after tax net gain was $15,657,000 and is after a charge of $3,953,000 (net of tax benefit of $1,826,000) for awards accrued under the venture’s incentive compensation plan.

Write-off of Net Investment in RTR

In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

Discontinued Operations

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2002 and 2001:

	December 31,
	2002	2001
Palisades	$142,333	$66,173
Two Park Avenue (sold on October 10, 2003)	123,076	124,261
Baltimore (sold on January 9, 2003)	2,218	2,253
Baltimore (Dundalk)	2,050	2,221
Hagerstown (sold on November 3, 2003)	1,013	1,026
Vineland	978	1,071
	$271,668	$197,005

Liabilities related to discontinued operations represent the Palisades mortgage payable of $100,000,000 and $0 as of December 31, 2002 and 2001, respectively.

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2002 and 2001 are as follows:

	For the Years Ended December 31,
	2002	2001
Total revenues	$42,831	$33,612
Total expenses	32,947	23,270
Income from discontinued operations	$9,884	$10,342

Gains on Sale of Real Estate

On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated book value.

In September 1998, Atlantic City condemned the Company’s property.  In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000.  The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000, which has been recorded as a gain in the quarter ended June 30, 2001.

On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, resulting in a net gain after closing costs of $12,445,000.

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

In 2001, the Company recorded a cumulative effect of change in accounting principle of $4,110,000 as a result of the adoption of SFAS No. 133.

EBITDA

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart		Temperature Controlled Logistics		Other
Year ended December 31, 2001	$833,374	$409,843		$123,809		$115,959		$77,721		$106,042
2002 Operations:
Same store operations(1)		18,165		(3,131	)(3)	(1,354	)(5)	(6,613	)(6)
Acquisitions, dispositions and non-recurring income and expenses		182,523		(6,778	)(4)	(4,278)		(1,310)
Year ended December 31, 2002	$964,058	$610,531	(2)	$113,900		$110,327		$69,798		$59,502	(7)
% increase (decrease) in same store operations		4.8	%(2)	(2.6	)%(3)	(1.2	)%(5)	(8.4	)%(6)

(1)   Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)   EBITDA and the same store percentage increase was $320,874 and 5.0% for the New York City office portfolio and $289,657 and 4.1% for the CESCR portfolio.

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

(4)   Primarily due to the Company’s share of losses from the Starwood Ceruzzi venture in 2002 of $1,416 (before depreciation) from properties placed in service, as compared to a gain of $1,394 from the sale of one of the venture’s assets in 2001.  EBITDA aggregating $2,600 from the acquisitions in the fourth quarter of 2002 of a 50% interest in the Monmouth Mall and the remaining 50% interest in the Las Catalinas Mall the Company did not previously own, was offset by lease termination fees and other refunds in the fourth quarter of 2001.

(5)   The net of a $1,685 or 1.5% same store increase in the core portfolio and a $3,300 or a 66% decline at the LA Mart as a result of rent reductions and increased marketing expenditures.

(6)   The Company reflects its 60% share of Vornado Crescent Portland Partnership’s (“the Landlord”) rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business.  The Company’s joint venture does not recognize rental income unless earned and collection is assured or cash is received.  The Company did not recognize its $19,349 share of the rent the joint venture was due for the year ended December 31, 2002.  The tenant has advised the Landlord that (i) its revenue for the year ended December 31, 2002 from the warehouses it leases from the Landlord, is lower than last year by .1%, and (ii) its gross profit before rent at these warehouses for the corresponding period decreased by $614 (a .001% decrease).  The decrease in revenue is primarily attributable to a reduction in customer inventory turns, a rate reduction with a significant customer and temporary plant shut-downs.  The decrease in gross profit is primarily attributable to higher insurance and workers’ compensation.  In addition, the tenant’s cash requirements for capital expenditures, debt service and a non-recurring pension funding were $8,293 higher in the current year than in the prior year, which impacted the ability of the tenant to pay rent.

(7)   Reflects net non-recurring items included in EBITDA (see page 72 footnote 3 for details)

Supplemental Information

Three Months Ended December 31, 2003 and December 31, 2002

In comparing the financial results of the Company’s segments on a quarterly basis, the following should be noted:

•      The third quarter of the Office and Merchandise Mart segments have historically been impacted by higher net utility costs than in each other quarter of the year;

•      The fourth quarter of the Retail segment have historically been higher than each of the first three quarters due to the recognition of percentage rental income in that quarter; and

•      The second and fourth quarter of the Merchandise Mart segment have historically been higher than the first and third quarters due to major trade shows occurring in those quarters.

Below is a summary of Net Income and EBITDA(1) by segment for the three months ended December 31, 2003 and 2002.

	For The Three Months Ended December 31, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(3)
Property rentals	$310,970	$206,664	$35,442	$51,906	$—	$16,958
Straight-line rents:
Contractual rent increases	8,204	5,566	173	2,504	—	(39)
Amortization of free rent	1,958	(228)	1,415	780	—	(9)
Amortization of acquired below market leases, net	2,133	1,584	549	—	—	—
Total rentals	323,265	213,586	37,579	55,190	—	16,910
Expense reimbursements	45,583	28,000	14,275	2,949	—	359
Fee and other income:
Tenant cleaning fees	7,300	7,300	—	—	—	—
Management and leasing fees	3,031	2,620	347	—	—	64
Other	7,596	2,292	326	5,026	—	(48)
Total revenues	386,775	253,798	52,527	63,165	—	17,285
Operating expenses	148,800	93,258	17,153	26,391	—	11,998
Depreciation and amortization	59,535	40,211	6,322	8,924	—	4,078
General and administrative	35,763	10,434	2,177	5,872	—	17,280
Total expenses	244,098	143,903	25,652	41,187	—	33,356
Operating income	142,677	109,895	26,875	21,978	—	(16,071)
Income applicable to Alexander’s	3,233	—	—	—	—	3,233
Income from partially-owned entities	13,736	358	847	(253)	7,213	5,571
Interest and other investment income	9,178	1,067	211	10	—	7,890
Interest and debt expense	(58,864)	(33,587)	(14,780)	(4,082)	—	(6,415)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	2,950	—	—	—	—	2,950
Minority interest	270	—	—	—	—	270
Income before discontinued operations and gains on sale of real estate	113,180	77,733	13,153	17,653	7,213	(2,572)
Discontinued operations	896	781	53	—	—	62
Gains on sale of real estate (discontinued operations)	158,378	156,433	1,945	—	—	—
Net income	272,454	234,947	15,151	17,653	7,213	(2,510)
Interest and debt expense (2)	72,841	34,555	15,583	4,246	6,158	12,299
Depreciation and amortization(2)	78,270	40,871	6,796	9,274	8,722	12,607
Income taxes	1,627	45	—	—	—	1,582
EBITDA(1)	$425,192	$310,418	$37,530	$31,173	$22,093	$23,978

Included in EBITDA are gains on sale of real estate of $158,378, of which $156,433 and $1,945 relate to the Office and Retail segments, respectively.

See notes on page 91.

	For The Three Months Ended December 31, 2002
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(3)
Property rentals	$283,674	$188,381	$31,501	$48,909	$—	$14,883
Straight-line rents:
Contractual rent increases	7,794	7,723	1,017	(1,066)	—	120
Amortization of free rent	3,488	1,330	1,869	289	—	—
Amortization of acquired below market leases, net	12,634	12,469	165	—	—	—
Total rentals	307,590	209,903	34,552	48,132	—	15,003
Expense reimbursements	40,489	20,615	14,483	4,797	—	594
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	4,110	3,676	427	7	—	—
Other	3,755	2,935	158	636	—	26
Total revenues	355,944	237,129	49,620	53,572	—	15,623
Operating expenses	136,914	85,862	18,640	22,487	—	9,925
Depreciation and amortization	52,917	38,800	4,601	6,028	—	3,488
General and administrative	26,253	7,799	1,880	5,084	—	11,490
Costs of acquisitions and development not consummated	6,874	—	—	—	—	6,874
Amortization of officers deferred Compensation Expenses	6,875	—	—	—	—	6,875
Total expenses	229,833	132,461	25,121	33,599	—	38,652
Operating income	126,111	104,668	24,499	19,973	—	(23,029)
Income applicable to Alexander’s	7,044	—	—	—	—	7,044
Income from partially-owned entities	14,154	92	116	(277)	3,920	10,303
Interest and other investment income	5,701	1,401	78	82	—	4,140
Interest and debt expense	(59,141)	(35,558)	(15,325)	(4,562)	—	(3,696)
Net loss on disposition of wholly-owned and partially-owned assets other than real estate	(18,524)	—	—	—	—	(18,524)
Minority interest	(951)	(953)	—	—	—	2
Income before discontinued operations	74,394	69,650	9,368	15,216	3,920	(23,760)
Discontinued operations	2,765	4,391	17	—	—	(1,643)
Net income	77,159	74,041	9,385	15,216	3,920	(25,403)
Interest and debt expense(2)	77,387	36,064	15,325	5,075	6,223	14,700
Depreciation and amortization(2)	69,188	41,270	5,201	6,318	8,832	7,567
EBITDA(1)	$223,734	$151,375	$29,911	$26,609	$18,975	$(3,136)

See notes on following page.

Notes to preceding tabular information:

(1)          EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)          Other EBITDA is comprised of:

(Amounts in thousands)	2003	2002
Newkirk Joint Ventures (30% interest):
Equity in income of limited partnerships	$15,119	$14,827
Interest and other income	2,311	2,124
Alexander’s (33.1% interest)	6,058	9,096
Hotel Pennsylvania	4,023	3,057
Palisades	1,697	1,346
Industrial warehouses	1,365	1,618
Student Housing	494	547
400 North LaSalle (phased into service beginning October 2003)	(680)	—
	30,387	32,615
Minority interest expense	270	2
Corporate general and administrative expenses	(16,595)	(9,726)
Investment income and other	6,966	3,579
Gains on sale of marketable securities	2,950	—
Primestone impairment loss	—	(15,857)
Officer’s deferred compensation	—	(6,875)
Write-off of 20 Times Square pre-development costs	—	(6,874)
	$23,978	$(3,136)

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Three months ended December 31, 2002	$223,734	$151,375		$29,911	$26,609	$18,975	$(3,136)
2002 Operations:
Same store operations (1)		3,967		2,103	963	1,454
Acquisitions, dispositions and non-recurring income and expenses		155,076		5,516	3,601	1,664
Three months ended December 31, 2003	$425,192	$310,418		$37,530	$31,173	$22,093	$23,978
% increase in same store operations		2.8	% (2)	7.0%	3.5%	7.5%

(1)          Represents operations, which were owned for the same period in each year.

(2)          EBITDA and same store percentage increase (decrease) was $236,952 ($80,419 excluding gains on sale of real estate of $156,533) and 7.6% (excluding such gains) for the New York City office portfolio and $73,466 and (2.1%) for the CESCR portfolio.

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2003 compared to the three months ended September 30, 2003:

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other
Three months ended September 30, 2003	$252,374	$156,870		$37,401	$28,794	$17,257		$12,052
2003 Operations:
Same store operations (1)		1,986		1,234	995	3,900	(3)
Acquisitions, dispositions and non-recurring income and expenses		151,562		(1,105)	1,384	936
Three months ended December 31, 2003	$425,192	$310,418		$37,530	$31,173	$22,093		$23,978
% increase in same store operations		1.4	%(2)	3.7%	3.6%	23.1	%(3)

(1)          Represents operations, which were owned for the same period in each year.

(2)          EBITDA and same store percentage increase was $ 236,952 ($80,419 excluding gains on sale of real estate of $156,533) and 2.8% (excluding such gains) for the New York City office portfolio and $73,466 and (.2%) for the CESCR portfolio.

(3)          Reflects an increase in the tenant’s gross profits, partially due to seasonality of tenant’s operations and an increase in the tenant’s cash available to pay rent in the three months ended September 30, 2003.

Below is a reconciliation of net income and EBITDA for the three months ended September 30, 2003.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income (loss) for the three months ended September 30, 2003	$111,639	$84,467	$16,812	$17,478	$2,401	$(9,519)
Interest and debt expense	73,180	34,150	15,741	3,840	6,169	13,280
Depreciation and amortization	67,555	38,253	4,848	7,476	8,687	8,291
EBITDA for the three months ended September 30, 2003	$252,374	$156,870	$37,401	$28,794	$17,257	$12,052

Related Parties

Loan and Compensation Agreements

At December 31, 2003, the loan due from Mr. Roth, in accordance with his employment arrangement, was $13,123,000 ($4,704,500 of which is shown as a reduction in partners’ capital).  The loan bears interest at 4.49% per annum (based on the applicable Federal rate) and matures in January 2006.  The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis.  Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.  On May 29, 2002, Mr. Roth replaced common shares of Vornado securing the Company’s outstanding loan to Mr. Roth with options to purchase common shares of Vornado with a value of not less than two times the loan amount.  In 2002, as a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

At December 31, 2003, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000.  The loans mature in December 2006 and bear interest, payable quarterly at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

Pursuant to Mr. Fascitelli’s 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company’s option, in either 919,540 common shares of Vornado or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million.  The Company delivered 919,540 Vornado shares to a rabbi trust upon execution of the 1996 employment agreement.  The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” as the agreement permitted settlement in either cash or common shares.  Following the guidance in EITF 97-14, the Company recorded changes in the fair value of its compensation obligation with a corresponding increase in the liability “Officer’s Deferred Compensation.”  Effective as of June 7, 2001, the payment date was deferred until November 30, 2004.  Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares), establishing a measurement date for the Company’s stock compensation obligation, accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting.  Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Partners’ Capital as “Deferred compensation units earned but not yet delivered.”  In addition, effective December 14, 2001 future changes in the value of the shares are no longer recognized as additional compensation expense.  The fair value of this obligation was $50,345,000 at December 31, 2003.  The Company has reflected this liability as Deferred Compensation Units Not Yet Delivered in the Partner’s Capital section of the balance sheet.  For the year ended December 31, 2001, the Company recognized approximately $4,744,000 of compensation expense of which $2,612,000 represented the appreciation in value of the shares and $2,132,000 represented dividends paid on the shares.

Effective January 1, 2002, the Company extended its employment agreement with Mr. Fascitelli for a five-year period through December 31, 2006.  Pursuant to the extended employment agreement, Mr. Fascitelli is entitled to receive a deferred payment on December 31, 2006 of 626,566 Vornado common shares which are valued for compensation purposes at $27,500,000 (the value of the shares on March 8, 2002, the date the extended employment agreement was executed).  The shares are held in a rabbi trust for the benefit of Mr. Fascitelli and vested 100% on December 31, 2002.  The extended employment agreement does not permit diversification, allows settlement of the deferred compensation obligation by delivery of these shares only, and permits the deferred delivery of these shares.  The value of these shares was amortized ratably over the one-year vesting period as compensation expense.

Pursuant to the Company’s annual compensation review in February 2002 with Joseph Macnow, the Company’s Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006.  The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow’s June 2002 exercise of options to purchase 225,000 shares of Vornado common stock.  The loan is collateralized by assets with a value of not less than two times the loan amount.  In 2002, as a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling  $500,000 at December 31, 2003.  The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2003).

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33.1% of Alexander’s.  Mr. Roth and Mr. Fascitelli are Officers and Directors of Alexander’s, the Company provides various services to Alexander’s in accordance with management, development and leasing agreements and the Company has made loans to Alexander’s aggregating $124,000,000 at December 31, 2003.  These agreements and the loans are described in Note 5. Investments in Partially-Owned Entities to the Company’s consolidated financial statements in this annual report on form 10-K.

In 2002, the Company constructed a $16.3 million community facility and low-income residential housing development (the “30th Street Venture”), in order to receive 163,728 square feet of transferable development rights, generally referred to as “air rights”.  The Company donated the building to a charitable organization.  The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot.  An additional 28,821 square feet of air rights was sold to Alexander’s at a price of $120 per square foot for use at Alexander’s 59th Street development project (the “59th Street Project”).  In each case, the Company received cash in exchange for air rights.  The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture.  These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project.  The 30th Street Venture asked Alexander’s to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights.  In October 2002, the Company sold 28,111 square feet of air rights to Alexander’s for an aggregate sales price of $3,058,000 (an average of $109 per square foot).  Alexander’s then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

Interstate Properties

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. Although the management agreement was not negotiated at arms length, the Company believes based upon comparable fees charged by other real estate companies that its terms are fair to the Company.  The Company earned $703,000, $747,000 and $1,133,000 of management fees under the management agreement for the years ended December 31, 2003, 2002 and 2001.  In addition, during fiscal years 2003, 2002 and 2001, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000, $703,000 and $522,000, respectively, for the leasing and other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated in 2003 and all payments by Alexander’s for these leasing and other services are made directly to the Company.

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services principally to the Company’s Manhattan office properties for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including David Greenbaum, one of the Company’s executive officers.  The Company paid BMS $53,024,000 and $51,280,000 for the years ended December 31, 2002 and 2001 for services rendered at the Company’s Manhattan office properties.  Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

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

The revolving credit facility prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends.  As of December 31, 2003, $21,989,000 was outstanding under the revolving credit facility.

Vornado Operating has disclosed that there is substantial doubt as to its ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business.  Vornado Operating has incurred losses since its inception and in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses.  Vornado Operating estimates that it has adequate borrowing capacity under its credit facility with the Company to meet its cash needs until December 31, 2004.  However, the principal, interest and fees outstanding under the line of credit come due on such date.  Further, Vornado Operating states that its only investee, AmeriCold Logistics (“Tenant”), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant).  Management anticipates a further lease restructuring in 2004, although it is under no obligation to do so and there can be no assurance that it will do so.  Vornado Operating is expected to have a source to repay the debt under this facility from the lease restructuring or other options, although not by its original due date.  Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

Other

On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company’s tenant at the cold storage warehouses (Temperature Controlled Logistics), for $20,000,000 in cash (appraised value).  The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.  AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating.  Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company’s revolving credit facility.

The Company owns preferred securities in Capital Trust, Inc. (“Capital Trust”) with a carrying amount of $29,259,000 at December 31, 2003.  Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust nominated by the Company.

During 2002, the Company paid approximately $147,000 for legal services to a firm in which one of the Company’s trustees is a member.

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Washington D.C. for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, and the President of the Company’s CESCR division.

In connection with the Park Laurel condominium project, in 2001 the joint venture accrued and paid $5,779,000 of awards under the venture’s incentive compensation plan.

Liquidity and Capital Resources

The Company anticipates that cash from continuing operations over the next twelve months will be adequate to fund its business operations, distributions to unitholders of the Operating Partnership and recurring capital expenditures, and together with existing cash balances will be greater than its anticipated cash requirements including development and redevelopment expenditures and debt amortization.  Capital requirements for significant acquisitions may require funding from borrowings or equity offerings.

 Certain Future Cash Requirements

For 2004 the Company has budgeted approximately $194.2 million for capital expenditures excluding acquisitions as follows:

(Amounts in thousands except per square foot data)	Total	New York Office	CESCR Office	Retail	Merchandise Mart	Other (1)
Expenditures to maintain the assets	$66,900	$16,200	$28,100	$5,800	$15,300	$1,500

Tenant improvements	98,500	19,500	52,100	15,000	11,900	—
Per square foot	—	30.00	15.50	8.00	12.50	—

Leasing Commissions	28,800	7,800	13,100	6,000	1,900	—
Per square foot	—	12.00	3.85	3.20	2.00	—

Total Capital Expenditures and Leasing Commissions	$194,200	$43,500	$93,300	$26,800	$29,100	$1,500

Square feet budgeted to be leased		650	3,365	1,875	950

(1)          Primarily Hotel Pennsylvania.

During the year ended December 31, 2003, actual capital expenditures and leasing commissions were $131,972,000, as compared to a budget of $168,000,000.

In addition to the capital expenditures reflected above, the Company is currently engaged in certain development and redevelopment projects for which it has budgeted approximately $383.5 million.  Of this amount $169.0 million is estimated to be expended in 2004.  The $383.5 million does not include amounts for pre-development projects, as no budgets for them have been finalized.  There can be no assurance that any of the above projects will be ultimately completed, completed on time or completed for the budgeted amount.

The Company is also committed to fund up to $32,420,000 in connection with its initial investment in two partially-owned entities.

No cash requirements have been budgeted for the capital expenditures of Alexander’s, Newkirk MLP, or any other entity that is partially owned by the Company.  These investees are expected to fund their own cash requirements.

Financing Activities and Contractual Obligations

Below is a schedule of the Company’s contractual obligations and commitments at December 31, 2003.

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:
Mortgages and Notes Payable	$3,461,038	$296,184	$1,030,280	$661,339	$1,473,235
Senior Unsecured Notes due 2007	500,000	—	—	500,000	—
Senior Unsecured Notes due 2010	200,000	—	—	—	200,000
Operating Leases	985,438	14,666	27,906	28,075	914,791
Purchase Obligations, primarily construction commitments	48,900	44,000	4,900	—	—
Capital lease obligations	7	—	—	7	—
Total Contractual Cash Obligations	$5,195,383	$354,850	$1,063,086	$1,189,421	$2,588,026

Commitments:
Capital commitments to partially-owned entities	$32,420	$32,420	$—	$—	$—
Standby Letters of Credit	15,034	14,979	55	—	—
Other Guarantees	—	—	—	—	—
Total Commitments	$47,454	$47,399	$55	$—	$—

As of March 1, 2004, the Company repaid $227,586,000 of the debt coming due during 2004.  The Company has $600,000,000 available under its revolving credit facility which matures in July 2006 and a number of properties which are unencumbered.

The Company’s credit facility contains customary conditions precedent to borrowing such as the bring down of customary representations and warranties as well as compliance with financial covenants such as minimum interest coverage and maximum debt to market capitalization.  The facility provides for higher interest rates in the event of a decline in Vornado’s ratings below Baa3/BBB.  This facility also contains customary events of default that could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants such as maintenance of minimum capitalization and minimum interest coverage.

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2004 with a possible extension through 2005 and (v) rental loss insurance) with respect to its assets.  Below is a summary of the all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1,000,000,000	$300,000,000
CESCR Office	$1,000,000,000	$300,000,000
Retail	$500,000,000	$500,000,000
Merchandise Mart	$1,000,000,000	$300,000,000
Temperature Controlled Logistics	$225,000,000	$225,000,000

(1) Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Act of 2002.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further if lenders insist on greater coverage than the Company is able to obtain, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

In conjunction with the closing of Alexander’s Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander’s.

Vornado has an effective shelf registration under which it can offer an aggregate of approximately $822,990,000 of equity securities and Vornado Realty L.P. can offer an aggregate of $1,800,262,000 of debt securities.

Cash Flows for the Year Ended December 31, 2003

Cash and cash equivalents were $320,542,000 at December 31, 2003, as compared to $208,200,000 at December 31, 2002, an increase of $112,342,000.

Cash flow provided by operating activities of $528,951,000 was primarily comprised of (i) income of $638,551,000, partially offset by, (ii) adjustments for non-cash items of $77,863,000, and (iii) the net change in operating assets and liabilities of $31,737,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $219,911,000 (ii) minority interest of $827,000, partially offset by (iii) gains on sale of real estate of $161,789,000, (iv) gains on dispositions of wholly-owned and partially-owned assets other than real estate of $2,343,000, (v) the effect of straight-lining of rental income of $41,947,000, (vi) equity in net income of partially-owned entities and income applicable to Alexander’s of $83,475,000 and (vii) amortization of below market leases, net of $9,047,000.

Net cash used in investing activities of $130,292,000 was primarily comprised of (i) capital expenditures of $120,593,000, (ii) development and redevelopment expenditures of $123,436,000, (iii) investment in notes and mortgages receivable of $230,375,000, (iv) investments in partially-owned entities of $15,331,000, (v) acquisitions of real estate and other of $216,361,000, (vi) cash restricted, primarily mortgage escrows of $101,292,000, (vii) purchases of marketable securities of $17,356,000 partially offset by, (viii) proceeds from the sale of real estate of $299,852,000 (ix) distributions from partially-owned entities of $154,643,000, (x) repayments on notes receivable of $29,421,000 and (xi) proceeds from the sale of marketable securities of $7,952,000.

Net cash used in financing activities of $286,317,000 was primarily comprised of (i) Class A unit distributions of $390,139,000, (ii) preferred unit distributions of, $116,619,000 (iii) repayments of borrowings of $752,422,000, (iv) redemption of perpetual preferred units of $103,243,000, partially offset by proceeds from (v) borrowings of $812,487,000, of which $198,500,000 was from the issuance of the Company’s senior unsecured notes due 2010, and (vi) the exercise of employee unit options of $145,152,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2003.  See page 67 for per square foot data.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$31,421	$14,201	$6,125	$592	$10,071	$432
Non-recurring	13,829	—	4,907	—	8,922	—
	45,250	14,201	11,032	592	18,993	432
Tenant improvements:
Recurring	67,436	23,415	23,850	3,360	16,811	—
Non-recurring	7,150	—	7,150	—	—	—
	74,586	23,415	31,000	3,360	16,811	—

Leasing Commissions:
Recurring	19,931	10,453	6,054	273	3,151	—
Non-recurring	1,496	—	1,496	—	—	—
	21,427	10,453	7,550	273	3,151	—
Total Capital Expenditures and Leasing Commissions (accrual basis):
Recurring	118,788	48,069	36,029	4,225	30,033	432
Nonrecurring	22,475	—	13,553	—	8,922	—
Total	141,263	48,069	49,582	4,225	38,955	432
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	47,174	10,061	17,886	11,539	7,688	—
Expenditures to be made in future periods for the current period	(56,465)	(21,172)	(26,950)	(1,830)	(6,513)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$131,972	$36,958	$40,518	$13,934	$40,130	$432

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Development and Redevelopment: Expenditures:
400 North LaSalle	$42,433	$—	$—	$—	$—	$42,433
640 Fifth Avenue	29,138	29,138	—	—	—	—
4 Union Square South	14,009	—	—	14,009	—	—
Crystal Drive Retail	12,495	—	12,495	—	—	—
Other	25,361	5,988	—	18,851	143	379
	$123,436	$35,126	$12,495	$32,860	$143	$42,812

Capital expenditures are categorized as follows:

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

2003 Acquisitions

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

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired for $13,000,000 in cash BMS, which provides cleaning, security and engineering services principally to the Company’s Manhattan office properties.  This company was previously owned by the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, one of Vornado’s executive officers.

Kaempfer Company (“Kaempfer”)

On April 9, 2003, the Company acquired Kaempfer which owns partial interests in six Class “A” office properties in Washington D.C. containing 1.8 million square feet, manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including the Waterfront project discussed below.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $32,200,000 (consisting of $28,600,000 in cash and approximately 99,300 Operating Partnership units valued at $3,600,000) and may be increased by up to $9,000,000 based on the performance of the management company.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Washington D.C. (the “Waterfront interest”) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, who became the President of the Company’s CESCR division.

20 Broad Street

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

General Motors Building Mezzanine Loans

On October 20, 2003 the Company made a $200,000,000 mezzanine loan secured by partnership interests in the General Motors Building. The General Motors Building was acquired by Macklowe Properties in September 2003 for approximately $1,400,000,000. Vornado’s loan is subordinate to $900,000,000 of other debt. The loan is based on a rate of LIBOR plus 8.685% (with a LIBOR floor of 1.5%) and currently yields 10.185%.  Further, on October 30, 2003, the Company made an additional $25,000,000 loan, as part of a $50,000,000 loan, the balance of which was funded by an affiliate of Soros Fund Management LLC. This loan, which is junior to the $1,100,000,000 of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%) and currently yields 14.31%. These loans mature in October 2005, with three one-year extensions.

Bergen Mall

On December 12, 2003, the Company acquired the Bergen Mall for approximately $145,000,000. This purchase was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the Company’s Two Park Avenue property.  The Bergen Mall is a 903,000 square foot shopping center located on Route 4 East in Paramus, New Jersey. The center is anchored by Macy’s, Value City, Marshalls and Off Saks Fifth Avenue.  The Company intends to expand, re-tenant and redevelop the center in order to reposition the asset.  On January 27, 2004, the Company entered into an agreement to modify the Value City lease to give the Company a one-year option to terminate the lease no earlier than one year after notification and upon payment of $12,000,000 to the tenant.  The present value of this option is reflected in the acquisition price and is included in other liabilities in the Consolidated Balance Sheet.

2003 Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain after closing costs of $2,644,000.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company, which resulted in a net gain on the sale after closing costs of $156,433,000.

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center for $3,100,000 which resulted in a net gain on sale after closing costs of $1,945,000.

On February 2, 2004, the Palisades Venture in which the Company owns a 75% interest entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000.  On February 27, 2004, to permit a potential “like kind exchange,” the Company acquired the remaining 25% interest it did not previously own for its partner’s share of the net sales price (approximately $17,000,000).  The Company’s gain on sale after closing costs will be approximately $70,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

2003 Financings

On July 3, 2003, the Company entered into a new $600,000,000 unsecured revolving credit facility which has replaced its $1,000,000,000 unsecured revolving credit facility which was to mature in July 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800 million of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

On November 11, 2003, the Company redeemed of all of its 8.5% Series D-1 Cumulative Redeemable Preferred Units issued in 1998 at a redemption price equal to the par value of $25.00 per unit or an aggregate of $87,500,000 plus accrued distributions of $849,000.  This amount exceeded the carrying amount by $2,100,000, representing the original of issuance costs.  Upon the redemption these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units in accordance with the July 2003 EITF clarification of Topic D-42.

On November 17, 2003, Vornado sold $40,000,000 of 7.00% Series D-10 Cumulative Redeemable Preferred Shares to an institutional investor in a registered offering. Immediately prior to that sale, the Company sold $80,000,000 of 7.00% Series D-10 Cumulative Redeemable Preferred Units to an institutional investor in a separate private offering. Both the perpetual Preferred Units and perpetual Preferred Shares may be called without penalty at the option of the issuer commencing in November 2008.

On November 25, 2003, the Company completed an offering of $200,000,000 aggregate principal amount of 4.75% senior unsecured notes due December 1, 2010.  Interest on the notes is payable semi-annually on June 1st and December 1st, commencing in 2004.  The notes were priced at 99.869% of their face amount to yield 4.772%. The notes contain the same financial covenants that are in the Company’s notes issued in June 2002, except the maximum ratio of secured debt to total assets is now 50% (previously 55%).  The net proceeds of approximately $198,500,000 were used primarily to repay existing mortgage debt.

On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units issued in 1999 at a redemption price equal to $50.00 per unit or an aggregate of $27,500,000 plus accrued distributions of $19,170.

Cash Flows for the Year Ended December 31, 2002

Cash and cash equivalents were $208,200,000 at December 31, 2002, as compared to $265,584,000 at December 31, 2001, a decrease of $57,384,000.

Cash flow provided by operating activities of $499,825,000 was primarily comprised of (i) income of $370,302,000, (ii) adjustments for non-cash items of $166,470,000, partially offset by (iii) the net change in operating assets and liabilities of $36,947,000.  The adjustments for non-cash items were comprised of (i) a cumulative effect of change in accounting principle of $30,129,000, (ii) amortization of Officer’s deferred compensation expense of $27,500,000, (iii) depreciation and amortization of $205,826,000, (iv) minority interest of $3,534,000, (v) the write-off of $6,874,000 of 20 Times Square pre-development costs, (vi) impairment losses on Primestone of $35,757,000, partially offset by (vii) the effect of straight-lining of rental income of $38,119,000, (viii) equity in net income of partially-owned entities and income applicable to Alexander’s of $74,111,000 and (ix) amortization of below market leases, net of $12,634,000.

Net cash used in investing activities of $24,117,000 was comprised of (i) recurring capital expenditures of $52,728,000, (ii) non-recurring capital expenditures of $42,227,000, (iii) development and redevelopment expenditures of $91,199,000, (iv) investment in notes and mortgages receivable of $56,935,000, (v) investments in partially-owned entities of $73,242,000, (vi) acquisitions of real estate of $23,665,000, (vii) cash restricted, primarily mortgage escrows of $21,471,000 partially offset by proceeds from (viii) distributions from partially-owned entities of $126,077,000, (ix) repayments on notes receivable of $124,500,000 and (x) proceeds from the sale of marketable securities of $87,896,000.

Net cash used in financing activities of $533,092,000 was primarily comprised of (i) Class A unit distributions $364,730,000, (ii) preferred unit distributions $119,214,000, (iii) repayments of borrowings of $731,238,000, (iv) redemption of perpetual preferred units of $25,000,000, partially offset by proceeds from (v) the issuance of Class A units of $56,453,000, (vi) proceeds from borrowings of $628,335,000, of which $499,280,000 was from the issuance of the Company’s senior unsecured notes on June 24, 2002, and (vii) the exercise of employee unit options of $26,272,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures for the year ended December 31, 2002.

(Amounts in thousands)	Total	New York City Office	CESCR	Retail		Merchandise Mart	Other
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$27,881	$9,316	$13,686	$1,306		$2,669	$904
Non-recurring	35,270	6,840	16,455	—		11,975	—
	$63,151	$16,156	$30,141	$1,306		$14,644	$904
Tenant improvements:
Recurring	$24,847	$12,017	$5,842	$2,309		$4,679	—
Non-recurring	6,957	2,293	4,664	—		—	—
	$31,804	$14,310	$10,506	$2,309		$4,679	—

Leasing Commissions:
Recurring	$14,345	$8,854	$4,416	$353		$614	$108
Non-recurring	4,205	2,067	2,138	—		—	—
	$18,550	$10,921	$6,554	$353		$614	$108

Total Capital Expenditures and Leasing Commissions:
Recurring	$67,073	$30,187	$23,944	$3,968		$7,962	$1,012
Non-recurring	46,432	11,200	23,257	—		11,975	—
	$113,505	$41,387	$47,201	$3,968		$19,937	$1,012
Development and Redevelopment Expenditures:
400 North LaSalle	$27,600	$—	$—	$—		$—	$27,600
Palisades-Fort Lee, NJ	16,750	—	—	—		—	16,750
640 Fifth Avenue	16,749	16,749	—	—		—	—
435 7th Avenue	12,353	—	—	12,353		—	—
4 Union Square South	2,410	—	—	2,410		—	—
Other	15,337	10,234	1,496	(596	)(1)	1,529	2,674
	$91,199	$26,983	$1,496	$14,167		$1,529	$47,024

(1)          Includes reimbursements from tenants for expenditures incurred in the prior year.

Cash Flows for the Year Ended December 31, 2001

Cash flow provided by operating activities of $387,685,000 was primarily comprised of (i) income of $373,621,000, partially offset by, (ii) adjustments for non-cash items of $5,490,000, and (iii) the net change in operating assets and liabilities of $19,554,000.  The adjustments for non-cash items were primarily comprised of (i) a cumulative effect of change in accounting principle of $4,110,000, (ii) a net loss on disposition of wholly-owned and partially-owned assets other than real estate of $8,070,000, (iii) costs of acquisitions not consummated of $5,223,000, (iv) depreciation and amortization of $123,682,000, (v) minority interest of $2,480,000, partially offset by (vi) the effect of straight-lining of rental income of $27,230,000, and (vii) equity in net income of partially-owned entities and income applicable to Alexander’s of $106,330,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures.

	Funded by the Company
(Amounts in thousands)	Total	New York City Office	Retail	Merchandise Mart	Other	CESCR (34% Interest)
Capital Expenditures:
Expenditures to maintain the assets:
Recurring	$14,423	$7,684	$1,253	$5,287	$199	$3,121
Non-recurring	20,751	13,635	—	7,116	—	6,678
	$35,174	$21,319	$1,253	$12,403	$199	$9,799
Tenant Improvements:
Recurring	$26,670	$21,452	$271	$4,858	$89	$5,979
Non-recurring	5,246	5,246	—	—	—	190
	$31,916	$26,698	$271	$4,858	$89	$6,169

Leasing Commissions:
Recurring	$19,536	$18,546	$336	$381	$273	$1,142
Non-recurring	7,902	7,902	—	—	—	28
	$27,438	$26,448	$336	$381	$273	$1,170
Total Capital Expenditures and Leasing Commissions:
Recurring	$60,629	$47,682	$1,860	$10,526	$561	$10,242
Non-recurring	33,899	26,783	—	7,116	—	6,896
	$94,528	$74,465	$1,860	$17,642	$561	$17,138
Development and Redevelopment Expenditures:
Palisades—Fort Lee, NJ	$66,173	$—	$—	$—	$66,173	$—
Market Square on Main Street	29,425	—	—	29,425	—	—
Other	50,219	25,703	6,378	4,350	13,788	14,067
	$145,817	$25,703	$6,378	$33,775	$79,961	$14,067

Recently Issued Accounting Standards

FASB Interpretation No. 46-Consolidation of Variable Interest Entities (“FIN 46”)

In January 2003, the FASB issued FIN 46, as amended in December 2003 by FIN 46R, which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004.  FIN 46R requires the consolidation of an entity by an enterprise known as a “primary beneficiary,” (i) if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, if they occur, receive a majority of the entity’s expected residual returns, if they occur, or both and (ii) if the entity is a variable interest entity (“VIE”), as defined.  An entity qualifies as a variable interest entity if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity.  The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined.  The Company has evaluated each partially-owned entity to determine whether any qualify as a VIE, and if so, whether the Company is the primary beneficiary, as defined.  The Company has determined that its investment in Newkirk MLP, in which it owns a 22.6% equity interest (see Note 5 – Investments in Partially-Owned Entities to the consolidated financial statements in this annual report Form 10-K), qualifies as a VIE.  The Company has determined that it is not considered the primary beneficiary and, accordingly, consolidation is not required.  The Company’s maximum exposure to loss as a result of its involvement in Newkirk is limited to its equity investment of approximately $138,762,000, as of December 31, 2003.  In addition, the Company has variable interests in certain other entities which are primarily financing arrangements.  The Company has evaluated these entities in accordance with FIN 46R and has determined that they are not VIEs.  Based on the Company’s evaluations, it does not believe that the adoption of FIN 46R will have a material effect on its consolidated financial statements.

SFAS No. 150-Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The adoption of SFAS No. 150 on July 1, 2003, required the Company to reclassify all of its Series F-1 Preferred Units ($10 million liquidation value) from partners’ capital to a liability on its consolidated balance sheet.  In connection therewith, the Company also reclassified $225,000 of payments made to the holders of these units in the three months ended December 31, 2003 as interest expense.

On November 7, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatory redeemable non-controlling interests in consolidated subsidiaries in order to address a number of interpretation and implementation issues.  The Company has determined that one of its consolidated, finite-life joint ventures qualifies as a mandatory redeemable non-controlling interest.  If the Company were required to adopt the provisions of paragraphs 9 and 10 on the statement’s effective date, the Company would have to reclassify as a liability, amounts included in minority interest of approximately $1.6 million and record the minority partner’s interest as a liability at its estimated settlement value which would result in a cumulative effect of change in accounting principle of approximately $15.6 million.  This liability would be required to be reviewed each quarter and any changes in its settlement value would be recorded as interest expense.

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

As of December 31, 2003, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

	2003				2002
($in thousands, except per unit amounts)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate

Wholly-owned debt:
Variable rate	$1,270,899	(1)	2.22%	$12,708	$1,358,126	2.49%
Fixed rate	2,913,486		7.19%	—	2,713,194	7.17%
	$4,184,385		5.68%	12,708	$4,071,320	5.61%

Debt of partially-owned entities:
Variable rate	$153,140		3.64%	1,531	$131,100	4.54%
Fixed rate	777,427		7.07%	—	917,008	8.41%
	$930,567		6.51%	1,531	$1,048,108	7.92%

Total decrease in the Company’s annual net income				$14,239
Per Class A unit-diluted				$.10

(1)          Includes $525,279 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (1.97% if set on December 31, 2003).  In accordance with SFAS 133, as amended, accounting for these swaps requires the Company to fair value the debt at each reporting period.  At December 31, 2003, the fair value adjustment was $25,780, and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $94,953,000 at December 31, 2003.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Partners

Vornado Realty L.P.

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”  As discussed in Note 4 to the consolidated financial statements, the Company applied the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 12, 2004

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except unit and per unit amounts)	2003	2002
ASSETS
Real estate, at cost:
Land	$1,503,965	$1,434,272
Buildings and improvements	6,038,275	5,694,535
Development costs and construction in progress	133,915	88,547
Leasehold improvements and equipment	72,297	65,297
Total	7,748,452	7,282,651
Less accumulated depreciation and amortization	(869,849)	(702,686)
Real estate, net	6,878,603	6,579,965
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $30,310 and $33,393	320,542	208,200
Escrow deposits and restricted cash	161,833	263,125
Marketable securities	81,491	42,525
Investments and advances to partially-owned entities, including Alexander’s of $207,872 and $193,879	900,600	961,126
Due from officers	19,628	20,643
Accounts receivable, net of allowance for doubtful accounts of $15,246 and $13,887	83,913	65,754
Notes and mortgage loans receivable	285,965	86,581
Receivable arising from the straight-lining of rents, net of allowance of $2,830 and $4,071	267,848	228,548
Other assets	376,801	290,044
Assets related to discontinued operations	141,704	271,668
	$9,518,928	$9,018,179
LIABILITIES AND PARTNERS’ CAPITAL
Notes and mortgages payable	$3,339,365	$3,437,720
Senior Unsecured Notes due 2007 and 2010	725,020	533,600
Accounts payable and accrued expenses	226,100	202,756
Officers compensation payable	23,349	16,997
Deferred credit	74,253	59,362
Other liabilities	11,982	3,030
Liabilities related to discontinued operations	120,000	100,000
Total liabilities	4,520,069	4,353,465
Minority interest	3,055	20,508
Commitments and contingencies
Partners’ Capital:
Equity	4,982,630	4,774,901
Distributions in excess of net income	(38,497)	(176,458)
	4,944,133	4,598,443
Deferred compensation units earned but not yet delivered	70,610	66,660
Deferred compensation units issued but not yet earned	(7,295)	(2,629)
Accumulated other comprehensive loss	(6,940)	(13,564)
Due from officers for purchase of Class A units of beneficial interest	(4,704)	(4,704)
Total Partners’ Capital	4,995,804	4,644,206
	$9,518,928	$9,018,179

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2003	2002	2001

Revenue:
Rentals	$1,261,042	$1,209,755	$813,089
Expense reimbursements	179,214	154,766	129,013
Other income	62,799	27,718	10,059
Total revenues	1,503,055	1,392,239	952,161
Expenses:
Operating	583,660	519,345	385,449
Depreciation and amortization	215,032	198,601	120,614
General and administrative	122,405	100,050	71,716
Amortization of officer’s deferred compensation expense	—	27,500	—
Costs of acquisitions and development not consummated	—	6,874	5,223
Total expenses	921,097	852,370	583,002
Operating income	581,958	539,869	369,159
Income applicable to Alexander’s	15,574	29,653	25,718
Income from partially-owned entities	67,901	44,458	80,612
Interest and other investment income	25,402	31,685	54,385
Interest and debt expense (including amortization of deferred financing costs of $5,893, $8,339 and $8,458)	(229,662)	(234,113)	(167,430)
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than real estate	2,343	(17,471)	(8,070)
Minority interest	(827)	(3,534)	(2,480)
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	462,689	390,547	351,894
Discontinued operations	14,073	9,884	10,342
Gains on sale of real estate (discontinued operations in 2003)	161,789	—	15,495
Cumulative effect of change in accounting principle	—	(30,129)	(4,110)
Net income	638,551	370,302	373,621
Preferred unit distributions	(116,619)	(119,214)	(130,815)
NET INCOME applicable to Class A units	$521,932	$251,088	$242,806

INCOME PER CLASS A UNIT – BASIC:
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$2.63	$2.13	$2.32
Discontinued operations	.11	.08	.11
Gains on sale of real estate (discontinued operations in 2003)	1.23	—	.16
Cumulative effect of change in accounting principle	—	(.24)	(.04)
Net income per Class A unit	$3.97	$1.97	$2.55

INCOME PER CLASS A UNIT – DILUTED:
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$2.59	$2.07	$2.25
Discontinued operations	.10	.08	.10
Gains on sale of real estate (discontinued operations in 2003)	1.12	—	.16
Cumulative effect of change in accounting principle	—	(.23)	(.04)
Net income per Class A unit	$3.81	$1.92	$2.47

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Amounts in thousands, except per unit amounts)	Preferred Units	Limited Partners Units	General Partner’s Units	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Other	Total Partners’ Capital	Comprehensive Income

Balance, January 1, 2001	$481,460	$1,440,697	$1,712,756	$(90,366)	$(20,426)	$(4,704)	$3,519,417	$315,422

Net Income	—	—	—	373,581	—	—	373,581	$373,581
Distributions paid on Preferred Units:
Series A Preferred Units ($3.25 per unit)	—	—	—	(19,505)	—	—	(19,505)	—
Series B Preferred Units ($2.125 per unit)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Units ($2.125 per units)	—	—	—	(9,775)	—	—	(9,775)	—
Other Preferred Units	—	—	—	(94,310)	—	—	(94,310)	—
Distributions paid on Class A units ($2.32 per unit)	—	—	—	(215,541)	—	—	(215,541)	—
Distributions payable on Class A units ($.31 per units)	—	—	—	(32,506)	—	—	(32,506)	—
Class A units issued, net of shelf registration costs of $260	—	—	376,933	—	—	—	376,933	—
Net proceeds from issuance of limited partnership units	—	65,253	—	—	—	—	65,253	—
Class A units issued under employees’ unit plan	—	—	9,959	—	—	—	9,959	—
Conversion of Preferred units to Limited Partners units	(13,441)	—	13,441	—	—	—	—	—
Conversion of Limited Partners units to General Partner units	—	(52,087)	52,087	—	—	—	—	—
Accretion of issuance expenses on preferred units	958	—	—	—	—	—	958	—
Class A units issued in connection with dividend reinvestment plan	—	—	1,297	—	—	—	1,297	—
Change in unrealized net loss on securities available for sale	—	—	—	—	18,178	—	18,178	18,178
Deferred compensation units earned but not yet delivered	—	—	—	—	—	38,253	38,253	—
Pension obligations	—	—	—	—	(732)	—	(732)	(732)
Balance, December 31, 2001	468,977	1,453,863	2,166,473	(95,647)	(2,980)	33,549	4,024,235	$391,027
Net Income	—	—	—	370,302	—	—	370,302	$370,302
Distributions paid on Preferred Units:
Series A Preferred Units ($3.25 per unit)	—	—	—	(6,167)	—	—	(6,167)	—
Series B Preferred Units ($2.125 per unit)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Units ($2.125 per unit)	—	—	—	(9,775)	—	—	(9,775)	—
Other Preferred Units	—	—	—	(96,047)	—	—	(96,047)	—
Redemption of perpetual preferred units	—	(25,000)	—	—	—	—	(25,000)	—
Net proceeds from issuance of Class A units	—	625,234	56,453	—	—	—	681,687	—
Conversion of Series A Preferred units to Limited Partners units	(203,489)	—	203,489	—	—	—	—	—
Deferred compensation units	—	—	2,629	—	—	25,778	28,407	—
Distributions paid on Class A units ($2.97 per unit, including $.31 for 2001)	—	—	—	(364,405)	—	—	(364,405)	—
Reversal of distributions payable on Class A units in 2001 ($.31 per unit)	—	—	—	32,506	—	—	32,506	—
Class A units issued under employees’ unit plan	—	—	24,385	—	—	—	24,385	—
Conversion of Limited Partners units for General Partner units	—	(30,418)	30,418	—	—	—	—	—
Class A units issued in connection with dividend reinvestment plan	—	—	1,887	—	—	—	1,887	—
Change in unrealized net loss on securities available for sale	—	—	—	—	(8,936)	—	(8,936)	(8,936)
Other non-cash changes, primarily pension obligations	—	—	—	—	(1,648)	—	(1,648)	(1,648)
Balance, December 31, 2002	$265,488	$2,023,679	$2,485,734	$(176,458)	$(13,564)	$59,327	$4,644,206	$359,718

See notes to consolidated financial statements.

(Amounts in thousands, except per unit amounts)	Preferred Units	Limited Partner Units	General Partner’s Units	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Other	Total Partners’ Capital	Comprehensive Income

Balance, December 31, 2002	$265,488	$2,023,679	$2,485,734	$(176,458)	$(13,564)	$59,327	$4,644,206	$359,718
Net Income	—	—	—	638,551	—	—	638,551	$638,551
Distributions paid on Preferred Units:
Series A Preferred Units ($3.25 per unit)	—	—	—	(3,473)	—	—	(3,473)	—
Series B Preferred Units ($2.125 per units)	—	—	—	(7,225)	—	—	(7,225)	—
Series C Preferred Units ($2.125 per unit)	—	—	—	(9,775)	—	—	(9,775)	—
Series D-10 Preferred Units ($1.75 per unit)	—	—	—	(342)	—	—	(342)	—
Other Preferred Units	—	—	—	(96,289)	—	—	(96,289)	—
Proceeds from issuance of Series D-10 Preferred Units	40,000	80,000	—	—	—	—	120,000	—
Class A units issued in connection with acquisitions	—	53,192	—	—	—	—	53,192	—
Redemption of perpetual preferred units	—	(87,500)	—	—	—	—	(87,500)	—
Redemption of Class A units	—	(16,080)	—	—	—	—	(16,080)	—
Reclass of Series F-1 units to Other Liabilities in connection with the adoption of SFAS 150	—	(9,750)	—	—	—	—	(9,750)	—
Conversion of Series A Preferred units to General Partner units	(54,496)	—	54,496	—	—	—	—	—
Deferred compensation units	—	—	5,400	—	—	—	5,400
Distributions paid on Class A units ($2.91 per unit, including $.16 special cash distribution)	—	—	—	(383,486)	—	—	(383,486)	—
Class A units issued under employees’ unit option plan	—	—	141,219	—	—	—	141,219	—
Redemption of Limited Partners units for General Partner units	—	(144,431)	144,431	—	—	—	—	—
Class A units issued in connection with dividend reinvestment plan	—	—	1,998	—	—	—	1,998	—
Change in unrealized net gain on securities available for sale	—	—	—	—	5,517	—	5,517	5,517
Shelf registration costs	—	—	(750)	—	—	—	(750)	—
Other – primarily increase in value of Officers deferred compensation plan	—	—	—	—	1,107	(716)	391	1,107
Balance, December 31, 2003	$250,992	$1,899,110	$2,832,528	$(38,497)	$(6,940)	$58,611	$4,995,804	$645,175

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$638,551	$370,302	$373,621
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of real estate	(161,789)	—	(15,495)
Minority interest	827	3,534	2,480
Net (gain) loss on dispositions of wholly-owned and partially-owned assets other than real estate	(2,343)	17,471	8,070
Depreciation and amortization (including debt issuance costs)	219,911	205,826	123,682
Straight-lining of rental income	(41,947)	(38,119)	(27,230)
Amortization of below market leases, net	(9,047)	(12,634)	—
Equity in income of Alexander’s	(15,574)	(29,653)	(25,718)
Equity in income of partially-owned entities	(67,901)	(44,458)	(80,612)
Cumulative effect of change in accounting principle	—	30,129	4,110
Amortization of officer’s deferred compensation	—	27,500	—
Costs of acquisitions and development not consummated	—	6,874	5,223
Changes in operating assets and liabilities	(31,737)	(36,947)	19,554
Net cash provided by operating activities	528,951	499,825	387,685
Cash Flows from Investing Activities:
Development costs and construction in progress	(123,436)	(91,199)	(145,817)
Acquisitions of real estate and other	(216,361)	(23,665)	(11,574)
Additions to real estate	(120,593)	(96,018)	(67,090)
Investments in partially-owned entities	(15,331)	(73,242)	(109,332)
Proceeds from sale of real estate	299,852	—	162,045
Investments in notes and mortgage loans receivable	(230,375)	(56,935)	(83,879)
Repayment of notes and mortgage loans receivable	29,421	124,500	64,206
Cash restricted, primarily mortgage escrows	101,292	(21,471)	9,896
Distributions from partially-owned entities	154,643	126,077	114,218
Purchases of marketable securities	(17,356)	—	(14,325)
Proceeds from sale of securities available for sale	7,952	87,836	1,930
Net cash used in investing activities	(130,292)	(24,117)	(79,722)
Cash Flows from Financing Activities:
Proceeds from borrowings	812,487	628,335	554,115
Repayments of borrowings	(752,422)	(731,238)	(835,257)
Costs of refinancing debt	(1,500)	(3,970)	(3,394)
Redemption of perpetual preferred units	(103,243)	(25,000)	—
Proceeds from issuance of preferred units	119,967	—	52,673
Proceeds from issuance of Class A units	—	56,453	377,193
Class A unit distributions	(390,139)	(364,730)	(201,813)
Preferred unit distributions	(116,619)	(119,214)	(134,141)
Exercise of unit options	145,152	26,272	11,256
Net cash used in financing activities	(286,317)	(533,092)	(179,368)
Net increase (decrease) in cash and cash equivalents	112,342	(57,384)	128,595
Cash and cash equivalents at beginning of year	208,200	265,584	136,989
Cash and cash equivalents at end of year	$320,542	$208,200	$265,584
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $5,407, $6,677, and $12,171)	$245,668	$247,048	$171,166
Non-Cash Transactions:
Financing assumed in acquisitions	$29,056	$1,596,903	$—
Class A units issued in connection with acquisitions	53,589	625,234	18,798
Unrealized gain on securities available for sale	5,517	860	9,495
Appreciation of securities held in officers’ deferred compensation plan	1,107	—	3,023

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                        Organization and Business

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”) is the sole general partner of, and owned approximately 82% of the limited partnership interest in, the Operating Partnership at February 16, 2004. All references to “We,” “Us,” “Company” refer to the Operating Partnership and its consolidated subsidiaries.

The Company currently owns directly or indirectly:

Office Properties:

(i)  all or portions of 83 office properties aggregating approximately 27.3 million square feet in the New York City metropolitan area (primarily Manhattan) and in the Washington D.C. and Northern Virginia area;

Retail Properties:

(ii)  60 retail properties in six states and Puerto Rico aggregating approximately 12.9 million square feet, including 2.7 million square feet built by tenants on land leased from the Company;

Merchandise Mart Properties:

(iii)  8.6 million square feet of showroom and office space, including the 3.4 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(iv)  a 60% interest in the Vornado Crescent Portland Partnership that owns 87 cold storage warehouses nationwide with an aggregate of approximately 440.7 million cubic feet of refrigerated space leased to AmeriCold Logistics;

Other Real Estate Investments:

(v)  33.1% of the outstanding common stock of Alexander’s, Inc. (“Alexander’s”);

(vi) the Hotel Pennsylvania in New York City consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing .4 million square feet of retail and office space;

(vii) a 22.6% interest in The Newkirk Master Limited Partnership (“Newkirk MLP”) which owns office, retail and industrial properties net leased primarily to credit rated tenants, and various debt interests in such properties;

(viii) eight dry warehouse/industrial properties in New Jersey containing approximately 2.0 million square feet; and

(ix)  other investments, including interests in other real estate, marketable securities and loans and notes receivable.

2.                        Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and its consolidated subsidiaries.  All significant intercompany amounts have been eliminated.  The Company accounts for its unconsolidated partially-owned entities on the equity method of accounting.  See below for further details of the Company’s accounting policies regarding partially-owned entities.

Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications:  Certain prior year balances have been reclassified in order to conform to current year presentation.

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization.  Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized.  Maintenance and repairs are charged to operations as incurred.  For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete.  If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense.  Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximates the useful lives of the assets.  Additions to real estate include interest expense capitalized during construction of $5,407,000 and $6,677,000, for the years ended December 31, 2003 and 2002 respectively.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements, and beginning in 2002, identified intangibles such as above and below market leases and acquired in-place leases in accordance with SFAS No. 141 and 142) and acquired liabilities, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

Partially-Owned Entities:  The Company considers APB 18 – The Equity Method of Accounting for Investments in Common Stock, SOP 78-9 – Accounting for Investments in Real Estate Ventures, EITF 96-16 – Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of its partially-owned entities.  In determining whether the Company has a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, it considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. The Company has concluded that it does not control a partially-owned entity, despite an ownership interest of 50% or greater, if the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a Chief Executive Officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  This is the case with respect to the Company’s 60% interest in Temperature Controlled Logistics, 80% interest in Starwood Ceruzzi Venture, and 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, and 825 Seventh Avenue.

Identified Intangible Assets and Goodwill:  Upon an acquisition of a business the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

As of December 31, 2003 and 2002, the carrying amounts of the Company’s identified intangible assets are $106,281,000 and $50,487,000 and the carrying amounts of goodwill are $4,345,000 and $0, respectively.  Such amounts are included in other assets on the Company’s consolidated balance sheet.  In addition, the Company has $47,266,000 and $48,430,000 of deferred credits as of December 31, 2003 and 2002, which are included as liabilities on the Company’s consolidated balance sheet.

Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the Company tested the goodwill related to the Hotel Pennsylvania acquisition and the Temperature Controlled Logistics business for impairment.  As the carrying amounts of the respective goodwill exceeded the fair values, the Company wrote-off all of the goodwill as an impairment loss totaling $30,129,000 and has reflected the write-off as a cumulative effect of change in accounting principle on the income statement.

Cash and Cash Equivalents:  Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with an officer’s deferred compensation payable.

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

Marketable Securities:  The Company has classified debt and equity securities which it intends to hold for an indefinite period of time (including warrants to acquire equity securities) as securities available for sale; equity securities it intends to buy and sell on a short term basis as trading securities; and preferred stock investments as securities held to maturity.  Unrealized gains and losses on trading securities are included in earnings.  Unrealized gains and losses on securities available for sale are included as a component of partners’ capital and other comprehensive income.  Realized gains or losses on the sale of securities are recorded based on specific identification.  A portion of the Company’s preferred stock investments are redeemable and accounted for in accordance with EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  Income is recognized by applying the prospective method of adjusting the yield to maturity based on an estimate of future cash flows.  If the value of the investment based on the present value of the future cash flows is less than the Company’s carrying amount, the investments will be written-down to fair value through earnings.  Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115.

At December 31, 2003 and 2002, marketable securities had an aggregate cost of $75,114,000 and $41,665,000 and an aggregate fair value of $81,491,000 and $42,525,000 (of which $0 represents trading securities; $43,527,000 and $2,020,000 represents securities available for sale; and $37,964,000 and $40,505,000 represent securities held to maturity).  Gross unrealized gains and losses were $6,377,000 and $0 at December 31, 2003 and $860,000 and $0 at December 31, 2002 respectively.  As of December 31, 2003, there are no marketable securities in an unrealized loss position.

Notes and Mortgage Loans Receivable: The Company’s policy is to record mortgages and notes receivable at the stated principal amount less any discount or premium.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.  The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized on a cash basis.

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

Fair Value of Financial Instruments: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) are considered appropriate.  The fair value of the Company’s debt is approximately $94,953,000 in excess of the aggregate carrying amount at December 31, 2003.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.

Derivative Instruments And Hedging Activities:  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  The cumulative effect of implementing SFAS No. 133 on January 1, 2001, was $4,110,000.

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

On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing 3 month LIBOR rate (1.15% at December 31, 2003).  These swaps were designated and effective as fair value hedges, with a fair value of $25,780,000 at December 31, 2003, which is included in Other Assets on the Company’s consolidated balance sheet.  Accounting for these swaps also requires the Company to recognize changes in the fair value of the debt during each reporting period.  At December 31, 2003, the fair value adjustment of $25,780,000, based on the fair value of the swaps, is included in the balance of the Senior Unsecured Notes.  Because the hedging relationship qualifies for the “short-cut” method, no hedge ineffectiveness on these fair value hedges was recognized during 2003 and 2002.

Revenue Recognition:  The Company has the following revenue sources and revenue recognition policies:

Base Rents — income arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases.

Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold.  These rents are recognized in accordance with SAB 104, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

Hotel Revenues — income arising from the operation of the Hotel Pennsylvania which consists of rooms revenue, food and beverage revenue, and banquet revenue.  Income is recognized when rooms are occupied.  Food and beverage and banquet revenue are recognized when the services have been rendered.

Trade Show Revenues — income arising from the operation of trade shows, including rentals of booths.  This revenue is recognized in accordance with the booth rental contracts when the trade shows have occurred.

Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property.  This revenue is accrued in the same periods as the expenses are incurred.  Contingent rents are not recognized until realized.

Income Per Class A Unit:  Basic income per Class A unit is computed based on weighted average units outstanding.  Diluted income per Class A unit considers the effect of outstanding options, restricted units warrants and convertible or redeemable securities.

Stock Based Compensation:  In 2002 and prior years, the Company accounted for employee unit options using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of Vornado stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to 100% of the market price of Vornado’s stock on the grant date.  An equivalent number of Class A units are issued when options are exercised.  Accordingly, no compensation cost has been recognized for the Company’s stock option grants.  Effective January 1, 2003, the Company adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock - Based Compensation - Transition and Disclosure.”  The Company adopted SFAS No. 123 prospectively by valuing and accounting for employee stock options granted in 2003 and thereafter.  The Company utilizes a binomial valuation model and appropriate market assumptions to determine the value of each grant.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period for all grants subsequent to 2002.  See Note 9. Stock-Based Compensation, for pro forma net income and pro forma net income per share for the years ended December 31, 2003, 2002 and 2001, assuming compensation costs for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates.

In addition to employee stock option grants, the Company has also granted Vornado restricted shares to certain of its employees that vest over a three to five year period.  The Company records the value of each restricted share award as stock-based compensation expense based on Vornado’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2003, the Company has 246,030 restricted Vornado shares or rights to receive restricted Vornado shares outstanding to employees of the Company, excluding 626,566 shares issued to the Company’s President in connection with his employment agreement.  The Company recognized $1,898,000 and $1,868,000 of stock-based compensation expense in 2003 and 2002 for the portion of these shares that vested during each year.  Dividends on both vested and unvested Vornado shares are charged to retained earnings and amounted to $777,700 and $210,100 for 2003 and 2002, respectively.  Dividends on shares that are canceled or terminated prior to vesting are charged to compensation expense in the period they are cancelled or terminated.

Recently Issued Accounting Standards

FASB Interpretation No. 46-Consolidation of Variable Interest Entities (“FIN 46”)

In January 2003, the FASB issued FIN 46, as amended in December 2003 by FIN 46R, which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004.  FIN 46R requires the consolidation of an entity by an enterprise known as a “primary beneficiary,” (i) if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, if they occur, receive a majority of the entity’s expected residual returns, if they occur, or both and (ii) if the entity is a variable interest entity (“VIE”), as defined.  An entity qualifies as a variable interest entity if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity.  The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined.  The Company has evaluated each partially-owned entity to determine whether any qualify as a VIE, and if so, whether the Company is the primary beneficiary, as defined.  The Company has determined that its investment in Newkirk MLP, in which it owns a 22.6% equity interest (see Note 5 — Investments in Partially-Owned Entities), qualifies as a VIE.  The Company has determined that it is not considered the primary beneficiary and, accordingly, consolidation is not required.  The Company’s maximum exposure to loss as a result of its involvement in Newkirk is limited to its equity investment of approximately $138,762,000, as of December 31, 2003.  In addition, the Company has variable interests in certain other entities which are primarily financing arrangements.  The Company has evaluated these entities in accordance with FIN 46R and has determined that they are not VIEs.  Based on the Company’s evaluations, it does not believe that the adoption of FIN 46R will have a material effect on its consolidated financial statements.

SFAS No. 150-Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The adoption of SFAS No. 150 on July 1, 2003 caused the Company to reclassify all of its Series F-1 Preferred Units ($10 million liquidation value) from partners’ capital to a liability on its consolidated balance sheet, as those units may be settled by the issuance of a variable number of Vornado’s common shares.  In connection therewith, the Company also reclassified $225,000 of payments made to the holders of these units in the three months ended December 31, 2003 as interest expense.

On November 7, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatory redeemable non-controlling interests in consolidated subsidiaries in order to address a number of interpretation and implementation issues.  The Company has determined that one of its consolidated, finite-life joint ventures qualifies as a mandatory redeemable non-controlling interest.  If the Company were required to adopt the provisions of paragraphs 9 and 10 as currently written, the Company would have to reclassify as a liability, amounts included in minority interest of approximately $1.6 million and record the minority partner’s interest as a liability at its estimated settlement value which would result in a cumulative effect of change in accounting principle of approximately $15.6 million.  This liability would be required to be reviewed each quarter and any changes in its settlement value would be recorded as interest expense.

3.                        Acquisitions and Dispositions

Acquisitions:

The Company completed approximately $530,400,000 of real estate acquisitions and investments in 2003 and $1,834,000,000 in 2002.  These acquisitions were consummated through subsidiaries or preferred stock affiliates of the Company.  Related net assets and results of operations have been included in these financial statements since their respective dates of acquisition.  The pro forma effect of the individual acquisitions and in the aggregate other than Charles E. Smith Commercial Realty, were not material to the Company’s historical results of operations.

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

Charles E. Smith Commercial Realty Investment (“CESCR”)

On January 1, 2002, the Company completed the combination of CESCR with the Company.  Prior to the combination, the Company owned a 34% interest in CESCR.  The consideration for the remaining 66% of CESCR was approximately $1,600,000,000, consisting of 15.6 million newly issued Operating Partnership units and approximately $1 billion of debt (66% of CESCR’s total debt).  The purchase price paid by the Company was determined based on the weighted average closing price of the equity issued to CESCR unit holders for the period beginning two business days before and ending two business days after the date the acquisition was agreed to and announced on October 19, 2001.  The Company also capitalized approximately $32,000,000 of acquisition related costs, including advisory, legal and other professional fees that were incurred in connection with the acquisition.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at January 1, 2002, the date of acquisition.

(Amounts in thousands)

Land, buildings and improvements	$1,641,000
Intangible deferred charges	76,000
Working capital	41,000
Total Assets Acquired	1,758,000

Mortgages and notes payable	1,023,000
Intangible deferred credit	62,000
Other liabilities	34,000
Total Liabilities Assumed	1,119,000

Net Assets Acquired	$639,000

The Company’s estimate of the weighted average useful life of acquired intangibles is approximately three years.  This acquisition was recorded as a business combination under the purchase method of accounting.  The purchase price was allocated to acquired assets and assumed liabilities using their relative fair values as of January 1, 2002 based on valuations and other studies.  The operations of CESCR are consolidated into the accounts of the Company beginning January 1, 2002.  Prior to this date the Company accounted for its 34% interest on the equity method.

The unaudited pro forma information set forth below presents the Company’s condensed consolidated statement of income for the year ended December 31, 2001 as if the following transactions had occurred on January 1, 2001, (i) the acquisition of CESCR described above and (ii) the Company’s November 21, 2001 sale of 9,775,000 common shares and the use of proceeds to repay indebtedness.

(in thousands, except per unit amounts)
Revenues	$1,351,321
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$420,865
Discontinued operations	10,342
Gains on sale of real estate	15,495
Cumulative effect of change in accounting principle	(4,110)
Net income	442,592
Preferred unit distributions	(130,815)
Net income applicable to Class A units	$311,777
Net income per Class A unit – basic	$2.97
Net income per Class A unit – diluted	$2.89

Crystal Gateway One

On July 1, 2002, the Company acquired a 360,000 square foot office building from a limited partnership, which was approximately 50% owned by Mr. Robert H. Smith and Mr. Robert P. Kogod, trustees of the Company, and members of the Smith and Kogod families, in exchange for approximately 325,700 newly issued Vornado Operating Partnership units (valued at $13,679,000) and the assumption of $58,500,000 of debt.  The building is located in the Crystal City complex in Arlington, Virginia.  The operations of Crystal Gateway One are consolidated into the accounts of the Company from the date of acquisition.

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired for $13,000,000 in cash BMS, which provides cleaning, security and engineering services principally to the Company’s Manhattan office properties.  This company was previously owned by the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, one of the Company’s executive officers.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of BMS are consolidated into the accounts of the Company beginning January 1, 2003.

Kaempfer Company (“Kaempfer”)

On April 9, 2003, the Company acquired Kaempfer which owns partial interests in six Class “A” office properties in Washington D.C. containing 1.8 million square feet, manages and leases these properties and four others for which it receives customary fees and has options to acquire certain other real estate interests, including the Waterfront project discussed below.  Kaempfer’s equity interest in the properties approximates 5.0%.  The aggregate purchase price for the equity interests and the management and leasing business was $32,200,000 (consisting of $28,600,000 in cash and approximately 99,300 Operating Partnership units valued at $3,600,000) and may be increased by up to $9,000,000 based on the performance of the management company.  This acquisition was recorded as a business combination under the purchase method of accounting.  Accordingly, the operations of Kaempfer are consolidated into the accounts of the Company beginning April 9, 2003.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront, located at 401 M Street, a mixed-use project in Washington D.C. (the “Waterfront interest”) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, who became the President of the Company’s CESCR division.

20 Broad Street

On May 2, 2003, the Company acquired the remaining 40% of a 78-year leasehold interest in 20 Broad Street it did not already own.  The purchase price was approximately $30,000,000 in cash.  20 Broad Street contains 466,000 square feet of office space, of which 348,000 square feet is leased to the New York Stock Exchange.  Prior to the acquisition of the remaining 40%, the Company consolidated the operations of this property and reflected the 40% interest that it did not own as a component of minority interest.  Subsequent to this acquisition, the Company no longer reflects the 40% minority interest.

2101 L Street

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

Las Catalinas Mall

On September 23, 2002, the Company increased its interest in the Las Catalinas Mall located in Caguas, Puerto Rico (San Juan area) to 100% by acquiring the 50% of the mall and 25% of the Kmart anchor store it did not already own. The purchase price was $48,000,000, of which $16,000,000 was paid in cash and $32,000,000 was debt assumed.  The Las Catalinas Mall, which opened in 1997, contains 493,000 square feet, including a 123,000 square foot Kmart and a 138,000 square foot Sears owned by the tenant.  Prior to September 23, 2002, the Company accounted for its investment on the equity method.  Subsequent to this date the operations of Las Catalinas are consolidated into the accounts of the Company.

Monmouth Mall

On October 10, 2002, a joint venture in which the Company has a 50% interest, acquired the Monmouth Mall, an enclosed super regional shopping center located in Eatontown, New Jersey containing approximately 1.5 million square feet, including four department stores, three of which aggregating 719,000 square feet are owned by the tenants.  The purchase price was approximately $164,700,000, including transaction costs of $4,400,000.  The Company made a $7,000,000 cash investment in the form of common equity to the venture and provided it with cash of $23,500,000 representing preferred equity yielding 14%.  The venture financed the purchase of the Mall with $135,000,000 of floating rate debt at LIBOR plus 2.05%, with a LIBOR floor of 2.50% on $35,000,000, a three year term and two one-year extension options.  The Company accounts for its investment on the equity method.

Bergen Mall

On December 12, 2003, the Company acquired the Bergen Mall for approximately $145,000,000. This purchase was funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the Company’s Two Park Avenue property.  The Bergen Mall is a 903,000 square foot shopping center located on Route 4 East in Paramus, New Jersey. The center is anchored by Macy’s, Value City, Marshalls and Off Saks Fifth Avenue.  The Company intends to expand, re-tenant and redevelop the center in order to reposition the asset.  On January 27, 2004, the Company entered into an agreement to modify the Value City lease to give the Company a one-year option to terminate the lease no earlier than one year after notification and upon payment of $12,000,000 to the tenant.  The present value of this option is reflected in the acquisition price and is included in other liabilities in the consolidated balance sheet.

General Motors Building  Mezzanine Loans

On October 20, 2003 the Company made a $200 million mezzanine loan secured by partnership interests in the General Motors Building. The General Motors Building was acquired by Macklowe Properties in September 2003 for approximately $1.4 billion. Vornado’s loan is subordinate to $900 million of other debt. The loan is based on a rate of LIBOR plus 8.685% (with a LIBOR floor of 1.5%) and currently yields 10.185%.  Further, on October 30, 2003, the Company made an additional $25 million loan, as part of a $50 million loan, the balance of which was funded by an affiliate of Soros Fund Management LLC. This loan, which is junior to the $1.1 billion of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%) and currently yields 14.31%. These loans mature in October 2005, with three one-year extensions.

Forest Plaza Shopping Center

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash, and $18,500,000 was debt assumed.  The purchase was funded as part of Section 1031 tax-free “like kind” exchange with the remaining portion of the proceeds from the sale of the Company’s Two Park Avenue property.  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum’s Supermarket.

Other

On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the Company’s tenant at the cold storage warehouses (Temperature Controlled Logistics) facilities for $20,000,000 in cash (appraised value).  The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.  The Company accounts for its investment in the venture on the equity method.

         The Company entered into an agreement to acquire a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000.  The building, which was recently renovated, is 87% occupied as of December 31, 2003.  The acquisition is expected to be completed in the second quarter of 2004.

Dispositions:

The following sets forth the details of sales, dispositions, write-offs and other similar transactions for the years ended December 31, 2003, 2002 and 2001:

Gains on Sales of Real Estate (Discontinued Operations in 2003):

On November 3, 2003, the Company sold its Hagerstown, Maryland shopping center property for $3,100,000, which resulted in a net gain on sale after closing costs of $1,945,000.

On October 10, 2003, the Company sold Two Park Avenue, a 965,000 square foot office building, for $292,000,000 to SEB Immobilien-Investment GMBH, a German capital investment company, which resulted in a net gain on the sale after closing costs of $156,433,000.

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on the sale after closing costs of $2,644,000.

On August 6, 2001, the Company sold its leasehold interest in 550/600 Mamaroneck Avenue for $22,500,000, which approximated book value.

On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000,000, which resulted in a net gain on sale after closing costs of $12,445,000.

In September 1998, Atlantic City condemned the Company’s property.  In the third quarter of 1998, the Company recorded a gain of $1,694,000, which reflected the condemnation award of $3,100,000, net of the carrying value of the property of $1,406,000.  The Company appealed the amount and on June 27, 2001, was awarded an additional $3,050,000.

On February 2, 2004, the Palisades Venture in which the Company owns a 75% interest entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000.  On February 27, 2004, the Company acquired the remaining 25% interest it did not previously own for approximately $17,000,000.  The Company’s gain on sale after closing costs will be approximately $70,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

Net gains (losses) on disposition of wholly-owned and partially-owned assets other than depreciable real estate:

	For the Years Ended December 31,
(Amounts in thousands)	2003	2002	2001
Wholly-owned:
Primestone loss on settlement of guarantees (2003) and foreclosure and impairment losses (2002)	$(1,388)	$(35,757)	$—
Net gain on sale of marketable securities	2,950	12,346	—
Gains on sale of land parcels	499	—	—
Gain on sale of condominium units	188	2,156	—
Gain on transfer of mortgages	—	2,096	—
Net gain on sale of air rights	—	1,688	—
Write-off of investments in technology companies	—	—	(16,513)
Partially-owned:
After-tax net gain on sale of Park Laurel condominium units	94	—	15,657
Write-off of net investment in the Russian Tea Room (“RTR”)	—	—	(7,374)
Other	—	—	160
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate	$2,343	$(17,471)	$(8,070)

Net gains (losses) on wholly-owned and partially-owned assets other than depreciable real estate:

Primestone Settlement of Guarantees (2003) and Foreclosure and Impairment Losses (2002)

On September 28, 2000, the Company made a $62,000,000 loan to Primestone Investment Partners, L.P. (“Primestone”).  The Company received a 1% up-front fee and was entitled to receive certain other fees aggregating approximately 3% upon repayment of the loan.  The loan bore interest at 16% per annum.  Primestone defaulted on the repayment of this loan on October 25, 2001.  The loan was subordinate to $37,957,000 of other debt of the borrower that liened the Company’s collateral.  On October 31, 2001, the Company purchased the other debt for its face amount.  The loans were secured by 7,944,893 partnership units in Prime Group Realty, L.P., the operating partnership of Prime Group Realty Trust (NYSE:PGE) and the partnership units are exchangeable for the same number of common shares of PGE.  The loans are also guaranteed by affiliates of Primestone.

On November 19, 2001, the Company sold, pursuant to a participation agreement with a subsidiary of Cadim inc. (“Cadim”), a Canadian pension fund, a 50% participation in both loans at par for approximately $50,000,000 reducing the Company’s net investment in the loans at December 31, 2001 to $56,768,000 including unpaid interest and fees of $6,790,000.  The participation did not meet the criteria for “sale accounting” under SFAS 140 because Cadim was not free to pledge or exchange the assets.  Accordingly, the Company was required to account for this transaction as a borrowing secured by the loan, rather than as a sale of the loan by classifying the participation as an “Other Liability” and continuing to report the outstanding loan balance at 100% in “Notes and Mortgage Loans Receivable” on the consolidated balance sheet.

On April 30, 2002, the Company and Cadim acquired the 7,944,893 partnership units at a foreclosure auction.  The price paid for the units by application of a portion of Primestone’s indebtedness to the Company and Cadim was $8.35 per unit, the April 30, 2002 closing price of shares of PGE on the New York Stock Exchange.  On June 28, 2002, pursuant to the terms of the participation agreement, the Company transferred 3,972,447 of the partnership units to Cadim.

In the second quarter of 2002, in accordance with foreclosure accounting, the Company recorded a loss on the Primestone foreclosure of $17,671,000 calculated based on (i) the acquisition price of the units and (ii) its valuation of the amounts realizable under the guarantees by affiliates of Primestone, as compared with the net carrying amount of the investment at April 30, 2002.  In the third quarter of 2002, the Company recorded a $2,229,000 write-down on its investment based on costs expended to realize the value of the guarantees.  Further, in the fourth quarter of 2002, the Company recorded a $15,857,000 write-down of its investment in Prime Group consisting of  (i) $14,857,000 to adjust the carrying amount of the Prime Group units to $4.61 per unit, the closing price of PGE shares on December 31, 2002 on the New York Stock Exchange and (ii) $1,000,000 for estimated costs to realize the value of the guarantees.  The Company considered the decline in the value of the units which are convertible into stock to be other than temporary as of December 31, 2002, based on the fact that the market value of the units which are convertible into stock had been less than its cost for more than six months, the severity of the decline, market trends, the financial condition and near-term prospects of Prime Group and other relevant factors.

On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE:PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security-available for sale, as the Company’s shares represent less than a 20% ownership interest in PGE (which is not a partnership), the Company does not have significant influence and the common shares have a readily determinable fair value.  Accordingly, the carrying amount previously included in Investments and Advances to Partially-Owned Entities was reclassified to Marketable Securities on the Company’s consolidated balance sheet.  The Company is also required to mark these securities to market based on the closing price of the PGE shares on the NYSE at the end of each reporting period.  For the period from June 11, 2003 through December 31, 2003, the Company recorded a $6,623,000 unrealized gain, which is not included in the Company’s net income, but is reflected as a component of Accumulated Other Comprehensive Loss in the Partners’ Capital section of the consolidated balance sheet.  From the date of exchange, income recognition is limited to dividends received on the PGE shares.

On June 13, 2003, the Company received its $5,000,000 share of a settlement with affiliates of Primestone Investment Partners of the amounts due under the guarantees of the Primestone loans.  In connection therewith, the Company recognized a $1,388,000 loss on settlement of the guarantees.

Gain on Transfer of Mortgages

In the year ended December 31, 2002, the Company recorded a net gain of approximately $2.1 million resulting from payments to the Company by third parties that assumed certain of the Company’s mortgages.  Under these transactions the Company paid to the third parties that assumed the Company’s obligations the outstanding amounts due under the mortgages and the third parties paid the Company for the benefit of assuming the mortgages.  The Company has been released by the creditors underlying these loans.

Net Gain on Sale of Air Rights

In 2002, the Company constructed a $16.3 million community facility and low-income residential housing development (the “30th Street Venture”), in order to receive 163,728 square feet of transferable development rights, generally referred to as “air rights”.  The Company donated the building to a charitable organization.  The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot.  An additional 28,821 square feet of air rights was sold to Alexander’s at a price of $120 per square foot for use at Alexander’s 59th Street development project (the “59th Street Project”).  In each case, the Company received cash in exchange for air rights.  The Company identified third party buyers for the remaining 28,111 square feet of air rights of the 30th Street Venture.  These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project.  The 30th Street Venture asked Alexander’s to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights.  In October 2002, the Company sold 28,111 square feet of air rights to Alexander’s for an aggregate sales price of $3,059,000 (an average of $109 per square foot).   Alexander’s then sold an equal amount of air rights to the third party buyers for an aggregate sales price of $3,339,000 (an average of $119 per square foot).

Gain on Sale of Kinzie Park Condominium Units

The Company recognized gains of $187,500 and $2,156,000 during 2003 and 2002, from the sale of residential condos in Chicago, Illinois.

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

Park Laurel Condominium Project

In 2001, the Park Laurel joint venture (69% interest owned by the Company) completed the sale of 52 condominium units of the total 53 units and received proceeds of $139,548,000.  The Company’s share of the after tax net gain was $15,657,000.  The Company’s share of the after-tax net gain reflects $3,953,000 (net of tax benefit of $1,826,000) of awards accrued under the venture’s incentive compensation plan.  In 2003 the Company sold the remaining unit which resulted in after tax net gain to the Company of $94,000.

Write-off of Net Investment in RTR

In the third quarter of 2001, the Company wrote-off its entire net investment of $7,374,000 in RTR based on the operating losses and an assessment of the value of the real estate.

4.     Discontinued Operations

SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity.  In accordance with SFAS No. 144, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2003, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets related to discontinued operations and liabilities related to discontinued operations.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation.  The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2003 and 2002:

	December 31,
(Amounts in thousands)	2003	2002
Palisades	$138,629	$142,333
Baltimore (Dundalk)	2,167	2,050
Vineland	908	978
Two Park Avenue (sold on October 10, 2003)	—	123,076
Hagerstown (sold on November 3, 2003)	—	1,013
Baltimore (sold on January 9, 2003)	—	2,218
	$141,704	$271,668

Liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000 and $100,000,000 as of December 31, 2003 and 2002, respectively.

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the Year Ended December 31,
(Amounts in thousands)	2003	2002	2001
Total revenues	$42,694	$42,831	$33,612
Total expenses	28,621	32,947	23,270
Income from discontinued operations	$14,073	$9,884	$10,342

See Note 3. – Acquisition and Dispositions for details of gains on sale of real estate related to discontinued operations in the year ended December 31, 2003.

5.    Investments in Partially-Owned Entities

The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

Balance Sheet Data:

	Percentage Ownership	Company’s Investment		100% of These Entities
				Total Assets		Total Liabilities		Total Equity
(Amounts in thousands)		2003	2002	2003	2002	2003	2002	2003	2002
Investments:
Temperature Controlled Logistics (1)	60%	$436,225	$459,559	$1,264,390	$1,314,750	$557,017	$584,511	$707,373	$730,239

Alexander’s	33.1%	207,872	193,879	$920,996	$664,912	$870,073	$596,247	$50,923	$68,665

Newkirk Joint Ventures (2)	22.6%	138,762	182,465	$1,384,094	$1,472,349	$1,276,905	$1,481,026	$107,189	$(4,403)
Partially – Owned Office Buildings	34%	44,645	27,164
Monmouth Mall(3)	50%	30,612	31,416
Starwood Ceruzzi Joint Venture	80%	23,821	24,959
Park Laurel	80%	1,206	3,481
Prime Group Realty, L.P. and other guarantees (4)	14.9%	—	23,408
Other		17,457	14,795
		$900,600	$961,126

(1)          On February 5, 2004, AmeriCold Realty Trust completed a $254,400 mortgage financing for 21 of its owned and 7 of its leased temperature-controlled warehouses.  The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400 of the loan) and requires principal payments of $5,000 annually.  The loan matures in April 2009 and is pre-payable without penalty after February 5, 2006.  The net proceeds were approximately $225,000 after providing for usual escrows, closing costs and the repayment of $12,900 of existing mortgages on two of the warehouses, of which $135,000 was distributed to the Company and the remainder was distributed to its partner.

(2)          On January 2, 2002, the Newkirk Joint Ventures’ partnership interests were merged into a master limited partnership (the “MLP”).  In conjunction with the merger, the MLP completed a $225,000 mortgage financing collateralized by its properties, subject to the existing first and certain second mortgages on those properties.  The loan bears interest at LIBOR plus 5.5% with a LIBOR floor of 3% (8.5% at December 31, 2003) and matures on January 31, 2005, with two one-year extension options.  As a result of the financing on February 6, 2002, the MLP repaid approximately $28,200 of existing debt and distributed approximately $37,000 to the Company.  On November 24, 2003, Newkirk JV and the MLP obtained new financing in the amount of $525,000.  Of this amount $316,527 is secured by the Contract Rights and guaranteed by the MLP and $208,473 is secured by the assets of the MLP.  The loan bears interest at a rate equal to the lesser of (i) LIBOR plus 4.5% or (ii) Prime plus 2.5%.  The loan matures on November 24, 2006 and has two one-year extensions.  The proceeds of the loan were used primarily to repay the MLP’s outstanding balance of the existing $225,000 credit facility and to distribute funds to its partners.  The Company received its share of the distribution (approximately $74,106) on November 24, 2003.

(3)          On October 10, 2002, a joint venture in which the Company owns a 50% interest acquired the Monmouth Mall.

(4)          On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE:PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security-available for sale.

Below is a summary of the debt of partially owned entities as of December 31, 2003 and 2002, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	December 31, 2003	December 31, 2002
Alexander’s (33.1% interest):
Due to the Company on January 3, 2006 with interest at 12.48% (prepayable without penalty)	$124,000	$119,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50% (3.64% at December 31, 2003)	240,899	55,500
Rego Park mortgage payable, due in June 2009, with interest at 7.25%	82,000	82,000
Kings Plaza Regional Shopping Center mortgage payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	216,587	219,308
Paramus mortgage payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000

Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 58 temperature controlled warehouses, due from 2004 to 2023, requires amortization based on a 25 year term with interest at 6.91% (prepayable with yield maintenance)	512,506	537,716
Other notes and mortgages payable	36,315	37,789

Newkirk Joint Ventures (22.6% interest):
Portion of first mortgages collateralized by the partnerships’ real estate, due from 2004 to 2024, with a weighted average interest rate of 6.78% at December 31, 2003 (various prepayment rights)	1,069,545	1,432,438
Prime Group Realty L.P. (14.9% interest):
24 mortgages payable (1)	—	868,374
Partially Owned Office Buildings:
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
Fairfax Square (20% interest) mortgage note payable due in August 2009, with interest at 7.50%	68,051	68,900
825 Seventh Avenue (50% interest) mortgage payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	23,060	23,295
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,799	9,961
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,606	15,860
Kaempfer Equity Interests (.1% to 10% interests in 6 partnerships):
Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.45% at December 31, 2003 (various prepayment terms)	361,263	—
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR + 2.05% (3.53% at December 31, 2003)	135,000	135,000

(1)           On May 23, 2003, the Company converted its investment in Prime Group Realty L.P. into common shares of Prime Group Realty Trust and from that date forward the investment is accounted for as a marketable equity security.

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $930,567,000 and $1,048,108,000 as of December 31, 2003 and 2002.

Income Statement Data:

	Company’s Equity in Income (Loss) from Partially Owned Entities
				100% of These Entities
				Total Revenues			Net Income (loss)
(Amounts in thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Alexander’s:
Equity in (loss) income (1)	$(6,254)	$7,556	$8,465	$87,162	$76,800	$67,792	$(17,742)	$23,584	$27,386
Interest income (2)	10,554	10,401	11,899
Development and guarantee fees (2)	6,935	6,915	—
Management and leasing fee income (1)	4,339	4,781	5,354
	$15,574	$29,653	$25,718
Temperature Controlled Logistics:
Equity in net income	$12,869	$4,144	$12,093	$119,605	$117,663	$126,957	$20,514	$(20,231)	$16,647
Management fees	5,547	5,563	5,354
	18,416	9,707	17,447
Newkirk MLP:
Equity in income	33,243	26,499	25,470	$273,500	$295,369	$179,551	$151,504	$121,860	$84,900
Interest and other income	7,002	8,001	5,474
	40,245	34,500	30,944
Partially-Owned Office Buildings (4)	2,426	1,966	4,093
Monmouth Mall	4,433	1,022	—
CESCR (3).	—	—	28,653	(3)	(3)	$382,502	(3)	(3)	$82,713
Prime Group Realty LP (5)	—	(1,005)	—
Other	2,381	(1,732)	(525)
	$67,901	$44,458	$80,612

(1)    2003 includes the Company’s $14,868 share of Alexander’s stock appreciation rights compensation expense.  2002 includes the Company’s $3,431 share of Alexander’s gain on sale of its Third Avenue property.  Equity in income in 2001 includes (i) the Company’s $6,298 share of Alexander’s gain on sale of its Fordham Road property, (ii) a charge of $1,684 representing the Company’s share of abandoned development costs and (iii) $1,170 representing the Company’s share of Alexander’s gain on the early extinguishment of debt on its Fordham Road property.  Management and leasing fee income include $350 and $520 paid to the Company in 2002 and 2001 in connection with sales of real estate.

(2)    Alexander’s capitalizes the fees and interest charged by the Company.  Because the Company owns 33.1% of Alexander’s, the Company recognizes 66.9% of such amounts as income and the remainder is reflected as a reduction of the Company’s carrying amount of the investment in Alexander’s.

(3)    The Company owned a 34% interest in CESCR.  On January 1, 2002, the Company acquired the remaining 66% of CESCR it did not previously own. Accordingly, CESCR is consolidated as of January 1, 2002.

(4)    Represents the Company’s interests in 330 Madison Avenue (24.8%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in six office buildings (.1% to 10%) and 570 Lexington Avenue (50%).  On May 17, 2001, the Company sold its 50% interest in 570 Lexington Avenue for $60,000, resulting in a gain of $12,445 which is not included in income in the table above.

(5)    On June 11, 2003, the Company exercised its right to exchange the 3,972,447 units it owned in Prime Group Realty L.P. for 3,972,447 common shares in Prime Group Realty Trust (NYSE:PGE).  Prior to the exchange, the Company accounted for its investment in the partnership on the equity method.  Subsequent to the exchange, the Company is accounting for its investment in PGE as a marketable equity security-available for sale.

Alexander’s

The Company owns 1,655,000 common shares or 33.1% of the outstanding common stock of Alexander’s at December 31, 2003.  Alexander’s is managed by and its properties are leased and developed by the Company pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable.  In conjunction with the closing of the Alexander’s Lexington Avenue construction loan on July 3, 2002, these agreements were revised to cover the Alexander’s Lexington Avenue property separately.  Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the development of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006, or the payment in full of the construction loan encumbering the property.  The Company is entitled to a development fee estimated to be approximately $26,300,000, based on 6% of construction costs, as defined, of which $6,935,000 and $6,915,000 has been recognized as income during the years ended December 31, 2003 and 2002.

At December 31, 2003, the Company had loans receivable from Alexander’s of $124,000,000, including $29,000,000 drawn under a $50,000,000 line of credit.  The maturity date of the loans is the earlier of January 3, 2006 or the date the Alexander’s Lexington Avenue construction loan is finally repaid.  The Company accrues interest at 12.48% on the loans, which resets quarterly using a 9.48% spread to one-year treasuries with a 3% floor for treasuries.

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the Office Space of its Lexington Avenue development project placed by German American Capital Corporation, an affiliate of Deutsche Bank.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the Construction Loan with HVB Real Estate Capital (Hypo).  The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project.  The interest rate on the Construction Loan is LIBOR plus 2.5% (currently 3.64%) and matures in January 2006, with two one-year extensions.  The collateral for the Construction Loan is the same, except that the Office Space has been removed from the lien.  Further, the Construction Loan permits the release of the retail space for $15,000,000 and requires all proceeds from the sale of the residential condominiums units to be applied to the Construction Loan balance until it is finally repaid.  In connection with reducing the principal amount of the Construction loan Alexander’s will write-off $3,050,000 of unamortized deferred financing costs in the first quarter of 2004, of which the Company’s share is $1,010,000.

The Company has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by Alexander’s (the “Completion Guarantee”).  The $6,300,000 estimated fee payable by Alexander’s to the Company for the Completion Guarantee is 1% of construction costs (as defined).  Based upon the current status of construction, Management does not anticipate the need to fund pursuant to the Completion Guarantee.

Agreements with Alexander’s

Alexander’s is managed by and its properties are leased by the Company, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. The annual management fee payable to the Company by Alexander’s is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

The leasing agreement provides for the Company to generally receive a fee of (i) 3% of sales proceeds and (ii) 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the 11th through the 20th years of a lease term and 1% of lease rent for the 21st through 30th years of a lease term, subject to the payment of rents by Alexander’s tenants.  Such amount is receivable annually in an amount not to exceed $2,500,000 until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid at the time the transactions which gave rise to the commissions occurred.  At December 31, 2003, $14,450,000 is due to the Company under this agreement.

Property Sales

On August 30, 2002, Alexander’s sold its Third Avenue property, located in the Bronx, New York, which resulted in a gain of $10,366,000.  On January 12, 2001, Alexander’s sold its Fordham Road property located in the Bronx, New York, for $25,500,000, which resulted in a gain of $19,026,000.  In addition, Alexander’s paid off the mortgage on its Fordham Road property at a discount, which resulted in a gain from early extinguishment of debt of $3,534,000 in the first quarter of 2001.

6.    Notes and Mortgage Loans Receivable

General Motors Building Mezzanine Loans

On October 20, 2003, the Company made a $200,000,000 mezzanine loan secured by partnership interests in the General Motors Building.  The Company’s loan is subordinate to $900,000,000 of other debt.  The loan is based on a rate of LIBOR plus 8.685% (with a LIBOR floor of 1.5%) and currently yields 10.185%.  On October 30, 2003, the Company made an additional $25,000,000 loan, as part of a $50,000,000 loan, the balance of which was funded by an affiliate of Soros Fund Management LLC.  This loan, which is junior to the $1,100,000,000 of loans noted above, is based on a rate of LIBOR plus 12.81% (with a LIBOR floor of 1.5%) and currently yields 14.31%.  The loans mature in October 2005, with three one-year extensions.

Loan to Commonwealth Atlantic Properties (“CAPI”)

On March 4, 1999, the Company made an additional $242,000,000 investment in CESCR by contributing to CESCR the land under certain CESCR office properties in Crystal City, Arlington, Virginia and partnership interests in certain CESCR subsidiaries.  The Company acquired these assets from CAPI, an affiliate of Lazard Freres Real Estate Investors L.L.C., for $242,000,000, immediately prior to the contribution to CESCR. In addition, the Company acquired from CAPI for $8,000,000 the land under a Marriott Hotel located in Crystal City.  The Company paid the $250,000,000 purchase price to CAPI by issuing 4,998,000 of the Company’s Series E-1 convertible preferred units.  In connection with these transactions, the Company agreed to make a five-year $41,200,000 loan to CAPI with interest at 8%, increasing to 9% ratably over the term.  The loan is secured by approximately 1.1 million of the Company’s Series E-1 convertible preferred units issued to CAPI.  Each Series E-1 convertible preferred unit is convertible into 1.1364 of Vornado’s common shares.  As of December 31, 2003, the balance of the loan was $38,500,000.  In February 2004, CAPI converted all of its Series E-1 units into 5,679,727 Vornado common shares.  Subsequent to the conversion the loan is secured by 1,250,000 Vornado common shares.

Loan to Vornado Operating Company (“Vornado Operating”)

At December 31, 2003, the amount outstanding under the revolving credit agreement with Vornado Operating was $21,989,000.  Vornado Operating has disclosed that there is substantial doubt as to its ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business.  Vornado Operating has incurred losses since its inception and in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses.  Vornado Operating estimates that it has adequate borrowing capacity under its credit facility with the Company to meet its cash needs until December 31, 2004.  However, the principal, interest and fees outstanding under the line of credit come due on such date.  Further, Vornado Operating states that its only investee, AmeriCold Logistics (“Tenant”), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant).  Management anticipates a further lease restructuring in 2004, although the Landlord is under no obligation to do so and there can be no assurance that it will do so.  Vornado Operating is expected to have a source to repay the debt under this facility from the lease restructuring or other options, although not by its original due date.  Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.  The Company has assessed the collectibility of this loan as of December 31, 2003 and determined that it is not impaired.

Dearborn Center Mezzanine Construction Loan

On March 19, 2003, the outstanding amount of $29,401,000 was received from Dearborn representing the full satisfaction of the mezzanine construction loan.  The loan bore interest at 12% per annum plus additional interest of $5,655,000 which was received upon repayment.

Other

On September 11, 2003, the Company made a loan of $7,300,000 to a non-affiliated party.  The loan was collateralized by the borrower’s ownership of the 150,067 units of the Company’s Series C-1 convertible preferred operating partnership units and 202,411 Class A operating partnership units.  On November 18, 2003, the Company acquired the units for $15,998,000 (equivalent to 373,952 Class A units at $42.78 per unit) from the borrower for $8,698,000 in cash and the balance through the repayment of the loan.

7.    Debt

Following is a summary of the Company’s debt:

Amounts in thousands

Notes and Mortgages Payable:	Maturity	Interest Rate as at December 31, 2003	Balance as at
			December 31, 2003	December 31, 2002
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza (1)	3/04	7.08%	$151,420	$154,669
888 Seventh Avenue	2/06	6.63%	105,000	105,000
Eleven Penn Plaza	5/07	8.39%	49,304	50,383
866 UN Plaza (1)	4/04	7.79%	33,000	33,000
CESCR Office:
Crystal Park 1-5	7/06-8/13	6.66%-7.08%	258,733	264,441
Crystal Gateway 1-4 Crystal Square 5	7/12-1/25	6.75%-7.09%	214,323	215,978
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	143,854	146,081
Skyline Place	8/06-12/09	6.60%-6.93%	135,955	139,212
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	8/10	6.74%	95,860	97,318
Courthouse Plaza 1 and 2	1/08	7.05%	78,848	80,062
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	71,508	72,721
Reston Executive I, II & III	1/06	6.75%	72,769	73,844
Crystal Plaza 1-6	10/04	6.65%	68,654	70,356
One Skyline Tower	6/08	7.12%	64,818	65,764
Crystal Malls 1-4	12/11	6.91%	60,764	65,877
1750 Pennsylvania Avenue	6/12	7.26%	49,346	49,794
One Democracy Plaza	2/05	6.75%	26,900	27,640
Retail:
Cross collateralized mortgages on 42 shopping centers	3/10	7.93%	481,902	487,246
Green Acres Mall	2/08	6.75%	148,386	150,717
Montehiedra Town Center	5/07	8.23%	58,855	59,638
Las Catalinas Mall	11/13	6.97%	66,729	67,692
Merchandise Mart:
Washington Design Center	11/11	6.95%	48,012	48,542
Market Square Complex	7/11	7.95%	46,816	48,213
Furniture Plaza	2/13	5.23%	45,775	—
Washington Office Center	1/04	6.80%	43,166	44,924
Other	10/10-6/13	7.71%-7.52%	18,434	18,703
Other:
Industrial Warehouses	10/11	6.95%	48,917	49,423
Student Housing Complex	11/07	7.45%	18,777	19,019
Other	8/21	9.90%	6,920	6,937
Total Fixed Interest Notes and Mortgages Payable		7.19%	2,713,745	2,713,194

See notes on page 135.

Amounts in thousands

Notes and Mortgages Payable:	Maturity	Spread over LIBOR	Interest Rate as at December 31, 2003	Balance as at
				December 31, 2003	December 31, 2002
Variable Interest:
Office:
NYC Office:
One Penn Plaza (6)	6/04	L+125	2.48%	$275,000	$275,000
770 Broadway (2)	6/06	L+105	2.18%	170,000	83,314
595 Madison Avenue (3)	—	—	—	—	70,345
909 Third Avenue (3)	8/06	L+70	1.89%	125,000	105,837
CESCR Office:
Tyson Dulles Plaza	—	—	—	—	69,507
Commerce Executive III, IV & V (4)	7/05	L+150	2.64%	42,582	53,307
Commerce Executive III, IV & V B (4)	7/05	L+85	1.99%	10,000	—
Merchandise Mart:
Furniture Plaza	—	—	—	—	48,290
33 North Dearborn Street (2)	—	—	—	—	18,926
Other:
400 North LaSalle	2/05	L+250	4.75%	3,038	—
Total Variable Interest Notes and Mortgages Payable			2.29%	625,620	724,526
Total Notes and Mortgages Payable			6.42%	3,339,365	3,437,720
Liabilities related to discontinued operations:
Palisades construction loan	1/05	L+175	2.91%	120,000	100,000
			6.30%	$3,459,365	$3,537,720
Senior unsecured notes due 2007 at fair value (Accreted face amount of $499,499 and 499,355) (5)	06/07	L+77	2.15%	$525,279	$533,600

Senior unsecured notes due 2010 (7)	12/10		4.77%	$199,741	$—

Unsecured revolving credit facility (8)	07/06	L+65	—	$—	$—

See notes on the following page.

(1)          On February 5, 2004, the Company completed a $300,000 refinancing of Two Penn Plaza.  The loan bears interest at 4.97% and matures in February 2011.  The Company retained net proceeds of $39,000 after repaying the existing $151,000 loan, $75,000 of the $275,000 mortgage loan on its One Penn Plaza property and the $33,000 mortgage loan on 866 U.N. Plaza.

(2)          On June 9, 2003, the Company completed a $170,000 mortgage of its 770 Broadway property.  The loan bears interest at LIBOR plus 1.05% is pre-payable after one year without penalty and matures in June 2006 with two-one year extension options.  The proceeds of the new loan were used primarily to repay (i) a $18,926 mortgage loan on 33 North Dearborn, (ii) a $69,507 mortgage loan on Tysons Dulles Plaza, and (iii) $40,000 of borrowing under the Company’s unsecured revolving credit facility.  In connection with the closing of the 770 Broadway loan, the Company purchased an interest rate cap, and simultaneously sold an interest rate cap with the same terms.  Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.  Simultaneously with the completion of the 770 Broadway loan, the Company used cash from its mortgage escrow account to repay $133,659 of the $153,659 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.

(3)          On August 4, 2003, the Company completed a refinancing of its 909 Third Avenue mortgage loan.  The new $125,000 mortgage loan is for a term of three years and bears interest at LIBOR plus .70% and has two one-year extension options.  Simultaneously with the completion of the 909 Third Avenue loan, the Company used cash from its mortgage escrow account to repay the balance of $20,000 of debt previously cross-collateralized by its 770 Broadway and 595 Madison Avenue properties.  In connection with the closing of the 909 Third Avenue loan, the Company purchased an interest rate cap and simultaneously sold an interest rate cap with the same terms.  Since these instruments do not reduce the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments is expected to substantially offset one another.

(4)          On July 31, 2003, the Company replaced the mortgage on the Commerce Executive property with (i) a new $43,000 non-recourse mortgage loan an LIBOR plus 1.50% with a two-year term and one-year extension option and (ii) a $10,000 unsecured loan for three years at LIBOR plus .65% with a one-year extension option.

(5)          On June 24, 2002, the Company completed an offering of $500,000 aggregate principal amount of 5.625% senior unsecured notes due June 15, 2007.  Interest on the notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2002.  The notes were priced at 99.856% of their face amount to yield 5.659%.  The net proceeds of approximately $496,300 were used to repay the mortgages payable on 350 North Orleans, Two Park Avenue, the Merchandise Mart and Seven Skyline.  On June 27, 2002, the Company entered into interest rate swaps that effectively converted the interest rate on the $500,000 senior unsecured notes due 2007 from a fixed rate of 5.625% to a floating rate of LIBOR plus ..7725%, based upon the trailing 3 month LIBOR rate (2.15% if set on December 31, 2002).  As a result of the hedge accounting for the interest rate swap on the Company’s senior unsecured debt, the Company recorded a fair value adjustment of $34,245, as of December 31, 2002 which is equal to the fair value of the interest rate swap asset.  The fair value of the swap was $25,780 on December 31, 2003.

(6)          On June 21, 2002, one of the lenders purchased the other participant’s interest in the loan.  At the same time, the loan was extended for one year, with certain modifications including, (i) making the risk of a loss due to terrorism (as defined) not covered by insurance recourse to the Company and (ii) the granting of two 1-year renewal options to the Company.

(7)          On November 25, 2003, the Company completed an offering of $200,000, aggregate principal amount of 4.75% senior unsecured notes due December 1, 2010.  Interest on the notes is payable semi-annually on June 1st and December 1st, commencing in 2004.  The notes were priced at 99.869% of their face amount to yield 4.772%. The notes contain the same financial covenants that are in the Company’s notes issued in June 2002, except the maximum ratio of secured debt to total assets is now 50% (previously 55%).  The net proceeds of approximately $198,500 were used primarily to repay existing mortgage debt.

(8)          On July 3, 2003, the Company entered into a new $600,000 unsecured revolving credit facility which has replaced its $1 billion unsecured revolving credit facility which was to mature in July 2003.  The new facility has a three-year term, a one-year extension option and bears interest at LIBOR plus .65%.  The Company also has the ability under the new facility to seek up to $800,000 of commitments during the facility’s term.  The new facility contains financial covenants similar to the prior facility.

The net carrying amount of properties collateralizing the notes and mortgages amounted to $4,557,065,000 at December 31, 2003.  As at December 31, 2003, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2004	$296,184
2005	357,171
2006	551,539
2007	807,784
2008	378,841
Thereafter	1,672,866

8.    Partners’ Capital

Unit Series	Outstanding Units at		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate	Conversion Rate Into Class A Units
	December 31, 2003	December 31, 2002
Convertible Preferred:
Series A	360,705	1,450,623	$50.00	$3.25	1.38504
Series B	3,400,000	3,400,000	$25.00	$2.125	—
Series C	4,600,000	4,600,000	$25.00	$2.125	—
Series D	1,600,000	—	$50.00	$3.50	—
5.0% B-1 Convertible Preferred	844,894	899,566	$50.00	$2.50	.914
8.0% B-2 Convertible Preferred	445,576	449,783	$50.00	$4.00	.914
6.5% C-1 Convertible Preferred	—	747,912	$50.00	$3.25	1.1431
6.5% E-1 Convertible Preferred (1)	4,998,000	4,998,000	$50.00	$3.25	1.1364
9.00% F-1 Preferred (2)	400,000	400,000	$25.00	$2.25	(2)
Perpetual Preferred: (3)
8.5% D-1 Cumulative Redeemable Preferred (4)	—	3,500,000	$25.00	$2.125	N/A
8.375% D-2 Cumulative Redeemable Preferred (5)	549,336	549,336	$50.00	$4.1875	N/A
8.25% D-3 Cumulative Redeemable Preferred	8,000,000	8,000,000	$25.00	$2.0625	N/A
8.25% D-4 Cumulative Redeemable Preferred	5,000,000	5,000,000	$25.00	$2.0625	N/A
8.25% D-5 Cumulative Redeemable Preferred	6,480,000	6,480,000	$25.00	$2.0625	N/A
8.25% D-6 Cumulative Redeemable Preferred	840,000	840,000	$25.00	$2.0625	N/A
8.25% D-7 Cumulative Redeemable Preferred	7,200,000	7,200,000	$25.00	$2.0625	N/A
8.25% D-8 Cumulative Redeemable Preferred	360,000	360,000	$25.00	$2.0625	N/A
8.25% D-9 Cumulative Redeemable Preferred	1,800,000	1,800,000	$25.00	$2.0625	N/A
7.00% D-10 Cumulative Redeemable Preferred	3,200,000	—	$25.00	$1.75	N/A
General Partnership Interest (6) Limited Partnership Interest:
Class A (7)	137,754,298	129,586,182	N/A	$2.72	N/A

(1)   In February 2004, all of the Series E-1 units were converted into 5,679,727 Vornado common shares.

(2)   The holders of the Series F-1 preferred units have the right to require the Company to redeem the units for cash equal to the liquidation preference or, at the Company’s option, by issuing a variable number of Vornado common shares with a value equal to the liquidation value.  On July 1, 2003, upon the adoption of SFAS No. 150-Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company was required to include the liquidation value of these F-1 preferred units as a liability on the consolidated balance sheet as opposed to their prior classification as partners’ capital because of the possible settlement of this obligation by issuing a variable number of Vornado common shares.  In addition, from July 1, 2003, distributions to the holders of the F-1 preferred units are included as a component of interest expense as opposed to their prior classification as minority interest expense.

(3)   Convertible at the option of the holder for an equivalent amount of the Vornado preferred shares and redeemable at the Company’s option after the 5th anniversary of the date of issuance (ranging from December 1998 to September 2001).

(4)   The Company redeemed all of its 8.5% Series D-1 Cumulative Redeemable Preferred Units on November 11, 2003 at a redemption price equal to the par value of $25.00 per unit or an aggregate of $87.5 million.  This amount exceeded the carrying amount by $2,100,000 representing the original issuance costs.  Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units in accordance with the July 2003 EITF clarification of Topic D-42.

(5)   The Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units on January 6, 2004 at a redemption price equal to $50 per unit or an aggregate of $27.5 million.

(6)   Included in Class A units are 118,247,944 and 108,629,736 units owned by the general partner at December 31, 2003 and 2002, respectively.

(7)   Class A units are redeemable at the option of the holder for common shares of beneficial interest in Vornado, on a one-for-one basis, or at the Company’s option for cash.

9.    Stock-based Compensation

The Company's Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain employees and officers of the Company.

Restricted stock awards are granted at the market price on the date of grant and vest over a 3 to 5 year period.  The Company recognizes the value of restricted stock as compensation expense based on Vornado’s closing stock price on the NYSE on the date of grant on a straight-line basis over the vesting period.  As of December 31, 2003, there are 246,030 restricted shares outstanding, excluding 626,566 shares issued to the Vornado’s President in connection with his employment agreement.  The Company recognized $2,599,000 and $1,868,000 of compensation expense in 2003 and 2002 for the portion of these shares that vested during each year.  Dividends paid on both vested and unvested shares are charged directly to retained earnings and amounted to $777,700 and $210,100 for 2003 and 2002, respectively.  Dividends on shares that are cancelled or terminated prior to vesting are charged to compensation expense in the period of the cancellation or termination.

Stock options are granted at an exercise price equal to 100% of the market price of the Vornado’s stock on the date of grant, vest pro-rata over three years and expire 10 years from the date of grant.  An equivalent number of Class A units are issued when options are exercised.  As of December 31, 2003 there are 14,153,587 options outstanding, of which 125,000 were granted during 2003.  On January 1, 2003, the Company elected to adopt SFAS 123 — Accounting for Stock Based Compensation, on a prospective basis covering all grants subsequent to 2002.  Under SFAS 123, the Company recognizes compensation expense for the fair value of options granted on a straight-line basis over the vesting period.  For the year ended December 31, 2003, the Company recognized $77,200 of compensation expense related to the options granted during 2003.  Grants prior to 2003 are accounted for under the intrinsic value method under which compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  As the Company’s policy is to grant options with an exercise price equal to 100% of the quoted market price on the grant date, no compensation expense has been recognized for options granted prior to 2003.  If compensation cost for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below:

	December 31,
(Amounts in thousands, except unit and per unit amounts)	2003	2002	2001

Net income applicable to Class A units:
As reported	$521,932	$251,088	$242,806
Stock-based compensation cost	(5,646)	(10,343)	(13,425)
Pro-forma	$516,286	$240,745	$229,381
Net income per Class A unit:
Basic:
As reported	$3.97	$1.97	$2.55
Pro-forma	3.92	1.89	2.41
Diluted:
As reported	$3.81	$1.92	$2.47
Pro forma	3.77	1.84	2.34

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ending December 31, 2003, 2002 and 2001.

	December 31,
	2003	2002	2001
Expected volatility	17%	17%	17%
Expected life	5 years	5 years	5 years
Risk-free interest rate	2.9%	3.0%	4.4%
Expected dividend yield	6.0%	6.0%	6.0%

A summary of the Plan’s status and changes during the years then ended, is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	18,796,366	$34.60	15,453,100	$32.25	15,861,260	$32.25
Granted	125,000	36.46	3,655,500	42.14	26,000	35.88
Exercised	(4,613,579)	30.53	(114,181)	28.17	(314,965)	31.91
Cancelled	(154,200)	42.57	(198,053)	39.64	(119,195)	34.12
Outstanding at December 31	14,153,587	35.84	18,796,366	34.60	15,453,100	32.25
Options exercisable at December 31	11,821,382		13,674,177		11,334,124
Weighted-average fair value of options granted during the year ended December 31 (per option)	$2.50		$3.06		$3.46

The following table summarizes information about options outstanding under the Plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2003	Weighted-Average Exercise Price

$12 - $19	26,500	2.0	$18.28	26,500	$18.28
$19 - $24	2,130,000	2.9	$23.47	2,130,000	$23.47
$24 - $27	66,074	3.1	$26.28	66,074	$26.28
$27 - $32	3,253,080	6.1	$30.78	3,253,080	$30.78
$32 - $36	2,241,258	5.1	$33.61	2,241,258	$33.61
$36 - $40	246,330	7.0	$37.80	117,700	$39.24
$40 - $44	3,532,453	7.7	$42.20	1,342,078	$42.34
$44 - $46	2,392,892	4.0	$45.31	2,379,692	$45.31
$46 - $49	265,000	4.1	$48.41	265,000	$48.41
$0 - $49	14,153,587	5.5	$35.84	11,821,382	$34.66

Shares available for future grant under the Plan at December 31, 2003 were 9,728,792, of which 2,500,000 are subject to shareholder approval.

10.  Retirement Plan

The Company has two defined benefit pension plans (the “Plans”), a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”).  Benefits under the Plans were primarily based on the employee’s years of service and compensation during employment.  The Company’s funding policy for the Plans is based on contributions at the minimal amounts required by law.  The benefits under the Vornado Plan and the Mart Plan were frozen in December 1997 and June 1999, respectively.

The Company uses a December 31 measurement date for the Vornado Plan and the Mart Plan.

Obligations and Funded Status

The following table sets forth the Plans’ funded status and amounts recognized in the Company’s balance sheets:

Year Ended December 31,

(Amounts in thousands)	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$19,853	$18,585	$17,963
Service cost	—	—	—
Interest cost	1,244	1,260	1,226
Actuarial loss	229	1,482	679
Benefits paid	(1,082)	(1,474)	(1,283)
Benefit obligation at end of year	20,244	19,853	18,585
Change in plan assets:
Fair value of plan assets at beginning of year	16,909	17,667	18,026
Employer contribution	1,361	667	821
Benefit payments	(1,082)	(1,474)	(1,283)
Actual return on assets	1,339	49	102
Fair value of plan assets at end of year	18,527	16,909	17,666
Funded status	(1,717)	(2,944)	(919)
Unrecognized net actuarial loss	3,455	3,653	1,192
Unrecognized prior service cost (benefit)	—	—	—
Net Amount Recognized	$1,738	$709	$273

Amounts recognized in the consolidated balance sheets consist of:
Pre-paid benefit cost	$633	$86	$976
Accrued benefit liability	(2,350)	(3,030)	(1,895)
Intangible assets	—	—	—
Accumulated other comprehensive loss	3,455	3,653	1,192
Net amount recognized	$1,738	$709	$273

	Year Ended December 31,
(Amounts in thousands)	2003	2002	2001

Information for the Company’s plans with an accumulated benefit obligation in excess of plans assets:
Projected benefit obligation	$9,186	$9,018	$7,950
Accumulated benefit obligation	9,186	9,018	7,950
Fair value of plan assets	6,836	5,988	6,055

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	1,244	1,260	1,226
Expected return on plan assets	(1,115)	(1,142)	(1,194)
Amortization of prior service cost	—	—	—
Amortization of net (gain) loss	203	114	(5)
Net periodic benefit cost	$332	$232	$27

Assumptions:
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%-6.50%	6.25%-6.50%	6.50%-7.25%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%-6.50%	6.50%-7.25%	6.50%-7.75%
Expected long-term return on plan assets	6.50%-7.00%	6.50%-7.00%	6.50%-7.00%
Rate of compensation increase	N/A	N/A	N/A

The Company periodically reviews its assumptions for the rate of return on each Plan’s assets.  The assumptions are based primarily on the long-term historical performance of the assets of the Plans.  Differences in the rates of return in the near term are recognized as gains or losses in the periods that they occur.

Plan Assets

The Company has consistently applied what it believes to be a conservative investment strategy for the Vornado Plan, investing primarily in cash and cash equivalents and fixed income funds, including money market funds, United States treasury bills, government bonds and mortgage back securities.  Vornado Plan’s weighted-average asset allocations by asset category are as follows:

	Year Ended December 31,
	2003	2002	2001

U.S. Treasury Bills	81%	—	—
US Government Securities	14%	17%	17%
Money Market Funds	4%	81%	81%
Mortgage backed-pass through securities	1%	2%	2%
Total	100%	100%	100%

The Company has consistently applied what it believes to be an appropriate investment strategy for the Mart Plan, by investing in mutual funds and funds held by insurance companies.  Mart Plan’s weighted average asset allocations by asset category are as follows:

	Year Ended December 31,
	2003	2002	2001

Asset Category
Mutual Funds	57%	56%	65%
Funds Held By Insurance Companies	42%	43%	34%
Other	1%	1%	1%
Total	100%	100%	100%

Cash Flows

The Company expects to contribute $959,000 to the Plans in 2004.

11.     Leases

As lessor:

The Company leases space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse the Company for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2003, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

Amounts in thousands

Year Ending December 31:
2004	$1,084,934
2005	968,162
2006	846,345
2007	770,228
2008	680,267
Thereafter	3,423,083

These amounts do not include rentals based on tenants’ sales.  These percentage rents approximated $3,662,000, $1,832,000, and $2,157,000, for the years ended December 31, 2003, 2002, and 2001.

Except for the U.S. Government, which accounted for 12.7% of the Company’s revenue, none of the Company’s tenants represented more than 10% of total revenues for the year ended December 31, 2003.

Former Bradlees Locations

Property rentals for the year ended December 31, 2003, include $5,000,000 of additional rent which, effective December 31, 2002, was re-allocated to the former Bradlees locations in Marlton, Turnersville, Bensalem and Broomall and is payable by Stop & Shop, pursuant to the Master Agreement and Guaranty, dated May 1, 1992.  This amount is in addition to all other rent guaranteed by Stop & Shop for  the former Bradlees locations.  On January 8, 2003, Stop & Shop filed a complaint with the United States District Court claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  The Company believes the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

In February 2003, Koninklijke Ahold NV, parent of Stop & Shop, announced that it overstated its 2002 and 2001 earnings by at least $500 million and is under investigation by the U.S. Justice Department and Securities and Exchange Commission.  The Company cannot predict what effect, if any, this situation may have on Stop & Shop’s ability to satisfy its obligation under the Bradlees guarantees and rent for existing Stop & Shop leases aggregating approximately $10.5 million per annum.

As lessee:

The Company is a tenant under operating leases for certain properties. These leases will expire principally during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2003, are as follows:

(Amounts in thousands)

2004	$13,823
2005	13,944
2006	13,962
2007	14,022
2008	14,050
2009	14,096
Thereafter	900,696

Rent expense was $15,593,000, $17,157,000, and $15,433,000 for the years ended December 31, 2003, 2002, and 2001.

12.     Commitments and Contingencies

At December 31, 2003, the Company’s $600,000,000 revolving credit facility had a zero balance, and the Company utilized $15,034,000 of availability under the facility for letters of credit.

In conjunction with the closing of Alexander’s Lexington Avenue construction loan on July 3, 2002, the Company agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of all project costs in excess of a stated budget, as defined in the loan agreement, if not funded by Alexander’s (see note 5 — Investments in Partially-Owned Entities).

The Company is also committed to fund up to $32,420,000 in connection with its initial investment in two partially-owned entities.

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2004 with a possible extension through 2005 and (v) rental loss insurance) with respect to its assets.  Below is a summary of the all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

	Coverage Per Occurrence
	All Risk (1)	Sub-Limits for Acts of Terrorism
New York Office	$1,000,000,000	$300,000,000
CESCR Office	$1,000,000,000	$300,000,000
Retail	$500,000,000	$500,000,000
Merchandise Mart	$1,000,000,000	$300,000,000
Temperature Controlled Logistics	$225,000,000	$225,000,000

(1)                    Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Act of 2002.

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further if lenders insist on greater coverage than the Company is able to obtain, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

From time to time, the Company has disposed of substantial amounts of real estate to third parties for which, as to certain properties, it remains contingently liable for rent payments or mortgage indebtedness that cannot be quantified by the Company.

There are various legal actions against the Company in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

The Company enters into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the name of the Company by various money center banks. The Company has the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon.  The Company had $30,310,000 and $33,393,000 of cash invested in these agreements at December 31, 2003 and 2002.

13.     Related Party Transactions

Loan and Compensation Agreements

At December 31, 2003, the loan due from Mr. Roth in accordance with his employment arrangement was $13,123,000 ($4,704,500 of which is shown as a reduction in partners’ capital).  The loan bears interest at 4.49% per annum (based on the applicable Federal rate) and matures in January 2006.  The Company also provided Mr. Roth with the right to draw up to $15,000,000 of additional loans on a revolving basis.  Each additional loan will bear interest, payable quarterly, at the applicable Federal rate on the date the loan is made and will mature on the sixth anniversary of the loan.  On May 29, 2002, Mr. Roth replaced common shares of Vornado securing the Company’s outstanding loan to Mr. Roth with options to purchase common shares of Vornado with a value of not less than two times the loan amount.  In 2002, as a result of the decline in the value of the options, Mr. Roth supplemented the collateral with cash and marketable securities.

At December 31, 2003, loans due from Mr. Fascitelli, in accordance with his employment agreement, aggregated $8,600,000.  The loans mature in December 2006 and bear interest, payable quarterly, at a weighted average interest rate of 3.97% (based on the applicable Federal rate).

Pursuant to Mr. Fascitelli’s 1996 employment agreement, Mr. Fascitelli became entitled to a deferred payment consisting of $5 million in cash and a convertible obligation payable November 30, 2001, at the Company’s option, in either 919,540 common shares or the cash equivalent of their appreciated value, so long as such appreciated value is not less than $20 million.  The Company delivered 919,540 shares to a rabbi trust upon execution of the 1996 employment agreement.  The Company accounted for the stock compensation as a variable arrangement in accordance with Plan B of EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” as the agreement permitted settlement in either cash or common shares.  Following the guidance in EITF 97-14, the Company recorded changes in the fair value of its compensation obligation with a corresponding increase in the liability “Officer’s Compensation Payable.”  Effective as of June 7, 2001, the payment date was deferred until November 30, 2004.  Effective as of December 14, 2001, the payment to Mr. Fascitelli was converted into an obligation to deliver a fixed number of shares (919,540 shares) establishing a measurement date for the Company’s stock compensation obligation; accordingly the Company ceased accounting for the Rabbi Trust under Plan B of the EITF and began Plan A accounting.  Under Plan A, the accumulated liability representing the value of the shares on December 14, 2001, was reclassified as a component of Partners’ Capital as “Deferred compensation units earned but not yet delivered.”  In addition, future changes in the value of the shares are no longer recognized as additional compensation expense.  The fair value of this obligation was $50,345,000 at December 31, 2003.  The Company has reflected this liability as Deferred Compensation Units Not Yet Delivered in the Partners’ Capital section of the balance sheet.  For the year ended December 31, 2001, the Company recognized approximately $4,744,000 of compensation expense of which $2,612,000 represented the appreciation in value of the shares and $2,132,000 represented dividends paid on the shares.

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

Pursuant to the Company’s annual compensation review in February 2002 with Joseph Macnow, the Company’s Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, bearing interest at the applicable federal rate of 4.65% per annum and due January 1, 2006.  The loan, which was funded on July 23, 2002, was made in conjunction with Mr. Macnow’s June 2002 exercise of options to purchase 225,000 shares of Vornado’s common stock.  The loan is collateralized by assets with a value of not less than two times the loan amount.  In 2002, as a result of the decline in the value of the options, Mr. Macnow supplemented the collateral with cash and marketable securities.

One other executive officer of the Company has a loan outstanding pursuant to an employment agreement totaling $500,000 at December 31, 2003.  The loan matures in April 2005 and bears interest at the applicable Federal rate provided (4.5% at December 31, 2003).

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

The Company owns 33.1% of Alexander’s.  Mr. Roth and Mr. Fascitelli are officers and directors of Alexander’s and the Company provides various services to Alexander’s in accordance with management, development and leasing agreements and the Company has made loans to Alexander’s aggregating $124,000,000 at December 31, 2003.  See Note — 5 Investments in Partially-Owned Entities for further details.

In 2002, the Company constructed a $16.3 million community facility and low-income residential housing development (the “30th Street Venture”), in order to receive 163,728 square feet of transferable development rights, generally referred to as “air rights”.  The Company donated the building to a charitable organization.  The Company sold 106,796 square feet of these air rights to third parties at an average price of $120 per square foot.  An additional 28,821 square feet of air rights was purchased by Alexander’s at a price of $120 per square foot for use at Alexander’s 59th Street development project (the “59th Street Project”).  In each case, the Company received cash in exchange for air rights.  The Company identified third party buyers for the remaining 28,111 square feet of air rights related to the 30th Street Venture.  These third party buyers wanted to use the air rights for the development of two projects located in the general area of 86th Street which was not within the required geographical radius of the construction site nor in the same Community Board as the low-income housing and community facility project.  The 30th Street Venture asked Alexander’s to sell 28,111 square feet of the air rights it already owned to the third party buyers (who could use them) and the 30th Street Venture would replace them with 28,111 square feet of air rights.  In October 2002, the Company sold 28,111 square feet of air rights to Alexander’s for an aggregate purchase price of $3,058,000 (an average of $109 per square foot).   Alexander’s then sold an equal amount of air rights to the third party buyers for an aggregate purchase price of $3,339,000 (an average of $119 per square foot).

Vornado Operating Company

In October 1998, Vornado Operating Company (“Vornado Operating”) was spun off from the Company in order to own assets that the Company could not itself own and conduct activities that the Company could not itself conduct.  The Company granted Vornado Operating a $75,000,000 unsecured revolving credit facility (the “Revolving Credit Agreement”) which expires on December 31, 2004.  Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3%.  The Company receives a commitment fee equal to 1% per annum on the average daily unused portion of the facility.  No amortization is required to be paid under the Revolving Credit Agreement during its term.  The Revolving Credit Agreement prohibits Vornado Operating from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits Vornado Operating from paying dividends.  As of December 31, 2003 and 2002, $21,989,000 was outstanding under this facility.

Vornado Operating has disclosed that there is substantial doubt as to its ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business.  Vornado Operating has incurred losses since its inception and in the aggregate its investments do not, and for the foreseeable future are not expected to, generate sufficient cash flow to pay all of its debts and expenses.  Vornado Operating estimates that it has adequate borrowing capacity under its credit facility with the Company to meet its cash needs until December 31, 2004.  However, the principal, interest and fees outstanding under the line of credit come due on such date.  Further, Vornado Operating states that its only investee, AmeriCold Logistics (“Tenant”), anticipates that its Landlord, a partnership 60% owned by the Company and 40% owned by Crescent Real Estate Equities, will need to restructure the leases between the Landlord and the Tenant to provide additional cash flow to the Tenant (the Landlord has previously restructured the leases to provide additional cash flow to the Tenant).  Management anticipates a further lease restructuring in 2004, although it is under no obligation to do so and there can be no assurance that it will do so.  Vornado Operating is expected to have a source to repay the debt under this facility from the lease restructuring or other options, although not by its original due date.  Since January 1, 2002, the Company has not recognized interest income on the debt under this facility.

Interstate Properties

The Company manages and leases the real estate assets of Interstate Properties pursuant to a management agreement for which the Company receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. Although the management agreement was not negotiated at arm’s length, the Company believes based upon comparable fees charged by other real estate companies, that its terms are fair to the Company. The Company earned $703,000, $747,000 and $1,133,000 of management fees under the management agreement for the years ended December 31, 2003, 2002 and 2001.  In addition, during fiscal years 2003, 2002 and 2001, as a result of a previously existing leasing arrangement with Alexander’s, Alexander’s paid to Interstate $587,000, $703,000 and $522,000, respectively, for the leasing an other services actually rendered by the Company.  Upon receipt of these payments, Interstate promptly paid them over to the Company without retaining any interest therein.  This arrangement was terminated in 2003 and all payments by Alexander’s for these leasing and other services are made directly to the Company.

Building Maintenance Service Company (“BMS”)

On January 1, 2003, the Company acquired BMS, a company which provides cleaning and related services principally to the Company’s Manhattan office properties, for $13,000,000 in cash from the estate of Bernard Mendik and certain other individuals including David R. Greenbaum, an executive officer of the Company.  The Company paid BMS $53,024,000, and $51,280,000, for the years ended December 31, 2002 and 2001 for services rendered to the Company’s Manhattan office properties.  Although the terms and conditions of the contracts pursuant to which these services were provided were not negotiated at arms length, the Company believes based upon comparable amounts charged to other real estate companies that the terms and conditions of the contracts were fair to the Company.

Other

On December 31, 2002, the Company and Crescent Real Estate Equities formed a joint venture to acquire the Carthage, Missouri and Kansas City, Kansas quarries from AmeriCold Logistics, the tenant of the Temperature Controlled Logistics facilities for $20,000,000 in cash.  The Company contributed cash of $8,800,000 to the joint venture representing its 44% interest.  AmeriCold Logistics used the proceeds from the sale to repay a portion of a loan to Vornado Operating. Vornado Operating then repaid $9,500,000 of the amount outstanding under the Company’s Revolving Credit Facility.  On December 31, 2003, the joint venture purchased $5,720,000 of trade receivables from AmeriCold Logistics at a 2% discount, of which the Company’s share was $2,464,000.

The Company owns preferred securities in Capital Trust, Inc. (“Capital Trust”) with a carrying amount of $29,259,000 at December 31, 2003.  Mr. Roth, the Chairman and Chief Executive Officer of Vornado Realty Trust, is a member of the Board of Directors of Capital Trust.

During 2002, the Company paid $147,000 for legal services to a firm in which one of the Company’s trustees is a member.

On August 4, 2003, the Company completed the acquisition of 2101 L Street, a 370,000 square foot office building located in Washington D.C.  The consideration for the acquisition consisted of approximately 1.1 million newly issued Operating Partnership units (valued at approximately $49,517,000) and the assumption of existing mortgage debt and transaction costs totaling approximately $32,000,000.  Robert H. Smith and Robert P. Kogod, trustees of Vornado, together with family members owned approximately 24 percent of the limited partnership that sold the building and Mr. Smith was a general partner.  On August 5, 2003, the Company repaid the mortgage of $29,056,000.

On October 7, 2003, the Company acquired a 2.5% interest in the planned redevelopment of Waterfront (described in Note 3) for $2,171,000, of which the Company paid $1,545,000 in cash and issued 12,500 Operating Partnership units valued at $626,000.  The partnership units were issued to Mitchell N. Schear, one of the partners in the Waterfront interest, and the President of the Company’s CESCR division.

In connection with the Park Laurel condominium project, in 2001 the joint venture accrued and paid $5,779,000 of awards under the venture’s incentive compensation plan.

14.     Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents.  Potential dilutive unit equivalents include the Company’s Series A, B-1, B-2, C-1, E-1 and F-1 Convertible Preferred units.

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2003	2002	2001

Numerator:
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$462,689	$390,547	$351,894
Discontinued operations	14,073	9,884	10,342
Gains sale of real estate (discontinued operations in 2003)	161,789	—	15,495
Cumulative effect of change in accounting principle	—	(30,129)	(4,110)
Net income	638,551	370,302	373,621
Preferred unit distributions	(116,619)	(119,214)	(130,815)

Numerator for basic income per Class A unit – net income applicable to Class A units	521,932	251,088	242,806
Impact of assumed conversions:
Convertible preferred unit distributions	26,064	—	—
Numerator for diluted income per Class A unit – net income applicable to Class A units	$547,996	$251,088	$242,806
Denominator:
Denominator for basic income per Class A unit – weighted average units	131,553	127,158	95,241
Effect of dilutive securities:
Convertible preferred units	9,551	—	—
Employee unit options and restricted unit awards	2,786	3,780	2,964

Denominator for diluted income per Class A unit – adjusted weighted average units and assumed conversions	143,890	130,938	98,205

INCOME PER CLASS A UNIT – BASIC:
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$2.63	$2.13	$2.32
Discontinued operations	0.11	.08	.11
Gains on sale of real estate (discontinued operations in 2003)	1.23	—	.16
Cumulative effect of change in accounting principle	—	(.24)	(.04)
Net income per Class A unit	$3.97	$1.97	$2.55

INCOME PER CLASS A UNIT – DILUTED:
Income before discontinued operations, gains on sale of real estate and cumulative effect of change in accounting principle	$2.59	$2.07	$2.25
Discontinued operations	0.10	.08	.10
Gains on sale of real estate (discontinued operations in 2003)	1.12	—	.16
Cumulative effect of change in accounting principle	—	(.23)	(.04)
Net income per Class A unit	$3.81	$1.92	$2.47

15.     Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2003, 2002 and 2001:

		Net Income Applicable to Class A Units		Income Per Class A Unit(1)
(Amounts in thousands, except unit amounts)	Revenue			Basic	Diluted

2003
March 31	$364,977	$100,525		$0.78	$0.75
June 30	371,129	95,833		0.74	0.72
September 30	380,174	82,916		0.63	0.61
December 31	386,775	242,658	(2)	1.80	1.69

2002
March 31	$349,199	$54,704		$0.44	$0.42
June 30	344,727	77,894		0.61	0.59
September 30	352,983	70,833		0.55	0.54
December 31	345,331	47,657		0.37	0.36

2001
March 31	$233,959	$50,482		$0.54	$0.52
June 30	237,973	61,284		0.65	0.64
September 30	241,026	72,136		0.76	0.74
December 31	239,462	58,864		0.59	0.57

(1)                                  The total for the year may differ from the sum of the quarters as a result of weighting.

(2)                                  Includes gains on sale of real estate of $158,378.

16.  Costs of Acquisitions and Development Not Consummated

In 2002, the Company had a 70% interest in a joint venture to develop an office tower over the Port Authority Bus Terminal in New York City.  Market conditions existing in 2002 resulted in the joint venture writing off $9,700,000, representing all pre-development costs capitalized to date, of which the Company’s share is $6,874,000.

In 2001, the Company was unable to reach a final agreement with the Port Authority of NY & NJ to conclude a net lease of the World Trade Center.  Accordingly, in 2001 the Company wrote off costs of $5,223,000 primarily associated with the World Trade Center.

17.          Segment Information

The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.  In 2003, the Company revised how it presents EBITDA, a measure of performance of its segments, and has revised the disclosure for all periods presented.  EBITDA as disclosed represents “Earnings before Interest, Taxes, Depreciation and Amortization.”  This change is consistent with the Securities and Exchange Commission’s Regulation G.

(Amounts in thousands)

	December 31, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(2)
Property rentals	$1,210,048	$823,302	$136,490	$197,554	$—	$52,702
Straight-line rents:
Contractual rent increases	34,023	27,031	3,108	3,875	—	9
Amortization of free rent	7,924	292	5,390	2,251	—	(9)
Amortization of acquired below market leases, net	9,047	8,007	1,040	—	—	—
Total rentals	1,261,042	858,632	146,028	203,680	—	52,702
Expense reimbursements	179,214	102,826	56,900	16,402	—	3,086
Fee and other income:
Tenant cleaning fees	29,062	29,062	—	—	—	—
Management and leasing fees	12,812	11,427	1,290	—	—	95
Other	20,925	8,852	4,694	7,344	—	35
Total revenues	1,503,055	1,010,799	208,912	227,426	——	55,918
Operating expenses	583,660	377,500	70,462	91,033	—	44,665
Depreciation and amortization	215,032	151,994	18,835	30,125	—	14,078
General and administrative	122,405	37,251	9,783	20,215	—	55,156
Total expenses	921,097	566,745	99,080	141,373	——	113,899
Operating income	581,958	444,054	109,832	86,053	—	(57,981)
Income applicable to Alexander’s	15,574	—	—	—	—	15,574
Income from partially-owned entities	67,901	2,426	3,752	(108)	18,416	43,415
Interest and other investment income	25,402	2,960	359	93	—	21,990
Interest and debt expense	(229,662)	(134,715)	(59,674)	(14,788)	—	(20,485)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	2,343	180	—	188	—	1,975
Minority interest	(827)	(1,119)	——	——	——	292
Income before discontinued operations and gains on sale of real estate	462,689	313,786	54,269	71,438	18,416	4,780
Discontinued operations	14,073	15,536	261	—	—	(1,724)
Gains on sale of real estate (discontinued operations)	161,789	157,200	4,589	—	—	—
Net income	638,551	486,522	59,119	71,438	18,416	3,056
Interest and debt expense(3)	296,059	138,379	62,718	15,700	24,670	54,592
Depreciation and amortization(3)	279,507	155,743	21,642	30,749	34,879	36,494
Income taxes	1,627	45	—	—	—	1,582
EBITDA(1)	$1,215,744	$780,689	$143,479	$117,887	$77,965	$95,724

Balance sheet data:
Real estate, net	$6,878,603	$4,966,074	$730,443	$904,546	$—	$277,540
Investments and advances to partially-owned entities	900,600	44,645	57,317	6,063	426,773	365,802
Capital expenditures:
Acquisitions	249,954	95,420	154,534	—	—	—
Other	239,222	108,230	45,707	36,341	5,700	43,244

See notes on page 154.

(Amounts in thousands)

	December 31, 2002
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Property rentals	$1,159,002	$793,990	$120,451	$191,197	$	$53,364
Straight-line rents:
Contractual rent increases	31,323	27,598	1,777	1,772	—	176
Amortization of free rent	6,796	2,374	3,317	1,105	—	—
Amortization of acquired below market leases, net	12,634	12,469	165	—	—	—
Total rentals	1,209,755	836,431	125,710	194,074	—	53,540
Expense reimbursements	154,766	85,420	51,008	14,754	—	3,584
Fee and other income:
Tenant cleaning fees	—	—	—	—	—
Management and leasing fees	14,800	13,317	1,450	33	—
Other	12,918	7,783	172	4,743		220
Total revenues	1,392,239	942,951	178,340	213,604	—	57,344
Operating expenses	519,345	330,585	61,500	86,022	—	41,238
Depreciation and amortization	198,601	143,021	14,957	26,716	—	13,907
General and administrative	100,050	33,334	7,640	20,382	—	38,694
Amortization of officer’s deferred compensation expense	27,500	—	—	—	—	27,500
Costs of acquisitions and development not consummated	6,874	—	—	—	—	6,874
Total expenses	852,370	506,940	84,097	133,120	——	128,213
Operating income	539,869	436,011	94,243	80,484	—	(70,869)
Income applicable to Alexander’s	29,653	—	—	—	—	29,653
Income from partially-owned entities	44,458	1,966	(687)	(339)	9,707	33,811
Interest and other investment income	31,685	6,472	323	507	—	24,383
Interest and debt expense	(234,113)	(138,731)	(56,643)	(22,948)	—	(15,791)
Net loss disposition of wholly-owned and partially-owned assets other than real estate	(17,471)	—	—	2,156	—	(19,627)
Minority interest	(3,534)	(3,526)	——	——	——	(8)
Income before discontinued operations, and cumulative effect of change in accounting principle	390,547	302,192	37,236	59,860	9,707	(18,448)
Discontinued operations	9,884	15,910	723	—	—	(6,749)
Cumulative effect of change in accounting principle	(30,129)	—	—	——	(15,490)	(14,639)
Net income	370,302	318,102	37,959	59,860	(5,783)	(39,836)
Cumulative effect of change in accounting principle	30,129	—	—	—	15,490	14,639
Interest and debt expense(3)	305,920	143,068	58,409	23,461	25,617	55,365
Depreciation and amortization(3)	257,707	149,361	17,532	27,006	34,474	29,334
EBITDA(1)	$964,058	$610,531	$113,900	$110,327	$69,798	$59,502

Balance sheet data:
Real estate, net	6,579,965	4,880,885	569,015	891,701	—	238,364
Investments and advances to partially-owned entities	961,126	29,421	56,375	5,912	448,295	421,123
Capital expenditures:
Acquisitions	2,739,746	2,650,298	89,448	—	—	—
Other	164,162	114,375	3,019	20,852	5,588	20,328

See notes on page 154.

(Amounts in thousands)

	December 31, 2001
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other(2)
Property rentals	$769,780	$399,459	$116,710	$191,909	$—	$61,702
Straight-line rents:
Contractual rent increases	28,964	24,012	(45)	4,997	—	—
Amortization of free rent	14,345	11,396	2,187	762	—	—
Amortization of acquired below market leases, net	—	—	—	—	—	—
Total rentals	813,089	434,867	118,852	197,668	—	61,702
Expense reimbursements	129,013	64,097	48,708	13,801	—	2,407
Fee and other income:
Tenant cleaning fees	—	—	—	—	—	—
Management and leasing fees	1,472	1,404	—	68	—	—
Other	8,587	1,848	1,076	3,256	—	2,407
Total revenues	952,161	502,216	168,636	214,793	——	66,516
Operating expenses	385,449	205,408	55,200	83,107	—	41,734
Depreciation and amortization	120,614	68,726	14,218	25,397	—	12,273
General and administrative	71,716	11,569	3,572	18,081	—	38,494
Costs of acquisitions not consummated	5,223	—	——	——	——	5,223
Total expenses	583,002	285,703	72,990	126,585	——	97,724
Operating income	369,159	216,513	95,646	88,208	—	(31,208)
Income applicable to Alexander’s	25,718	—	—	—	—	25,718
Income from partially-owned entities	80,612	32,746	1,914	149	17,447	28,356
Interest and other investment income	54,385	6,866	608	2,045	—	44,866
Interest and debt expense	(167,430)	(49,021)	(55,358)	(33,354)	—	(29,697)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(8,070)	—	—	160	—	(8,230)
Minority interest	(2,480)	(2,466)	——	——	——	(14)
Income before discontinued operations and gains on sale of real estate	351,894	204,638	42,810	57,208	17,447	29,791
Discontinued operations	10,342	9,265	1,077	—	—	—
Gains on sale of real estate	15,495	12,445	3,050	—	—	—
Cumulative effect of change in accounting principle	(4,110)	—	—	—	—	(4,110)
Net income	373,621	226,348	46,937	57,208	17,447	25,681
Cumulative effect of change in accounting principle	4,110	—	—	—	—	4,110
Interest and debt expense(3)	266,784	92,410	57,915	33,354	26,459	56,646
Depreciation and amortization(3)	188,859	91,085	18,957	25,397	33,815	19,605
EBITDA(1)	$833,374	$409,843	$123,809	$115,959	$77,721	$106,042

Balance sheet data:
Real estate, net	$4,068,390	$2,337,407	$497,454	$911,067	$—	$322,462
Investments and advances to partially-owned entities	1,270,195	374,371	28,213	9,764	474,862	382,985
Capital expenditures:
Acquisitions	11,574	11,574	—	—	—	—
Other	158,343	79,117	7,597	51,036	5,700	14,893

See notes on following page.

Notes to preceding tabular information:

(1)          Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Other EBITDA is comprised of:

(Amounts in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Newkirk Joint Ventures:
Equity in income of limited partnerships	$68,341	$60,756	$54,695
Interest and other income	8,532	8,795	8,700
Alexander’s	23,001	39,436	19,362
Industrial warehouses	6,208	6,223	6,639
Palisades	5,006	161	—
Hotel Pennsylvania	4,573	7,636	16,978
Student housing	2,000	2,340	2,428
400 North LaSalle (phased into service beginning October 2003)	(680)	—	—
	116,981	125,347	108,802
Minority interest expense	292	(8)	(14)
Corporate general and administrative expenses	(51,461)	(34,743)	(33,515)
Investment income and other	28,350	22,907	44,222
Net gain on sale of marketable securities	2,950	12,346	—
Primestone foreclosure and impairment loss.	(1,388)	(35,757)	—
Amortization of Officer’s deferred compensation expense	—	(27,500)	—
Write-off of 20 Times Square pre-development costs (2002) and World Trade Center acquisition costs (2001)	—	(6,874)	(5,223)
Gain on transfer of mortgages	—	2,096	—
Net gain on sale of air rights.	—	1,688	—
After-tax net gain on sale of Park Laurel condominium units	—	—	15,657
Write-off of net investment in Russian Tea Room	—	—	(7,374)
Write-off of investments in technology companies	—	—	(16,513)
	$95,724	$59,502	$106,042

(3)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

Item 9.            Change in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including Vornado’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934).  Based on that evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information relating to trustees of Vornado, the sole general partner of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2003, and such information is incorporated herein by reference. Information relating to Executive Officers of Vornado, appears at page 59 of this Annual Report on Form 10-K.  Also incorporated herein by reference is the information under the caption “Other Matters — 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Vornado is our sole general partner and is responsible for the oversight and management of the Operating Partnership.  Vornado has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, its principal executive officer, and Joseph Macnow, its principal financial and accounting officer.  This code applies to activities of these officers with respect to the Operating Partnership.  Vornado has posted the text of this code on its website www.vno.com and will post any amendment to the Code of Business Conduct and Ethics and any waiver applicable to the senior financial officers and the executive officers and trustees required to be posted by the rules and regulations of the SEC and New York Stock Exchange.

Item 11.         Executive Compensation

Information relating to executive compensation will be contained in Vornado’s Proxy Statement referred to above in Item 10, “Directors and Executive Officers of the Registrant,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management And Related Shareholder Matters

Information relating to security ownership of certain beneficial owners and management will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors and Executive Officers of the Registrant,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

Equity compensation plan information

The following table provides information as of December 31, 2003, regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	18,935,369	$34.65	9,728,792	(1)
Equity compensation awards not approved by security holders (2)	—	—	—
Total	18,935,369	$34.65	9,728,792

(1)          All of the shares remaining available for future issuance under plans approved by the security holders may be issued as restricted stock units or performance shares.

(2)          Does not include common shares issuable in exchange for deferred stock units pursuant to the compensation agreements described below under the heading “Material Features of Equity Compensation Arrangements Not Approved by Shareholders.”

Material Features of Equity Compensation Arrangements Not Approved by Shareholders

We have awarded deferred stock units under individual arrangements with two of our employees.  Shareholder approval was not required for these awards under the current or then-existing rules of the New York Stock Exchange because the awards were made as an inducement to these employees to enter into employment contracts with us.

We awarded Sandeep Mathrani, our Executive Vice President-Retail Real Estate, 23,798 deferred stock units pursuant to an agreement dated as of March 4, 2002.  Under this agreement, Mr. Mathrani’s deferred stock units vest over a three-year period and he is entitled to dividend equivalent payments with regard to each vested unit.  On March 4, 2005, Mr. Mathrani will receive one common share for each of his deferred stock units, subject to deferral at the election of Mr. Mathrani in accordance with the terms of the agreement.

We awarded Melvyn Blum 148,148 deferred stock units pursuant to an agreement dated as of December 29, 2000.   Under this agreement, Mr. Blum’s deferred stock units vest over a five-year period and he is entitled to dividend equivalent payments with regard to each vested unit.  In addition, Mr. Blum’s agreement requires Vornado to provide an effective registration statement covering any common shares distributed to Mr. Blum.  Pursuant to an amendment to this agreement dated as of February 13, 2003, we agreed to pay Mr. Blum an amount in cash equal to the market value of 88,889 common shares in respect of the deferred units that had vested under his agreement as of such date.  The amendment also provides that Mr. Blum will receive one common share in respect of each remaining deferred stock unit on the vesting date of such unit, subject to deferral at the election of Mr. Blum in accordance with the terms of the agreement.

Item 13.         Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, “Directors and Executive Officers of the Registrant,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services

Information relating to Principal Accountant fees and services will be contained in the Proxy Statement referred to in Item 10, “Directors and Executive Officers of the Registrant” under the caption “Principal Accountant Fees and Services” and such information is incorporated herein by reference.

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

II-Valuation and Qualifying Accounts-years ended December 31, 2003, 2002 and 2001	159
III-Real Estate and Accumulated Depreciation as of December 31, 2003	160

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
3.49

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 (incorporated by reference to Exhibit 3.49 of Vornado's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004)

21	Subsidiaries of Registrant
23	Independent Auditors’ Consent
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(b)         Reports on Form 8-K and Form 8-K/A - During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed the following reports on Form 8-K:

Period Covered (Date of Earliest Reported)	Items Reported	Date Filed
November 19, 2003	Amendment of Form 10-K for the year ended December 31, 2002 to re-issue presentation of historical financial statements in accordance with SFAS No. 144	November 20, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

By:	Vornado Realty Trust,
its sole General Partner

By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President-
Finance and Administration and
Chief Financial Officer

Date:March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ Steven Roth	Chairman of the Board of Trustees (Principal Executive	March 12, 2004
	(Steven Roth)	Officer) of the General Partner of the Registrant

By:	/s/ Michael D. Fascitelli	President and Trustee of the General Partner of the	March 12, 2004
	(Michael D. Fascitelli)	Registrant

By:	/s/ Robert P. Kogod	Trustee of the General Partner of the Registrant	March 12, 2004
(Robert P. Kogod)

By:	/s/ Joseph Macnow	Executive Vice President - Finance and Administration	March 12, 2004
	(Joseph Macnow)	and Chief Financial Officer (Principal Financial and Accounting Officer) of the General Partner of the Registrant

By:	/s/ David Mandelbaum	Trustee of the General Partner of the Registrant	March 12, 2004
(David Mandelbaum)

By:	/s/ Stanley Simon	Trustee of the General Partner of the Registrant	March 12, 2004
(Stanley Simon)

By:	/s/ Robert H. Smith	Trustee of the General Partner of the Registrant	March 12, 2004
(Robert H. Smith)

By:	/s/ Ronald G. Targan	Trustee of the General Partner of the Registrant	March 12, 2004
(Ronald G. Targan)

By:	/s/ Richard R. West	Trustee of the General Partner of the Registrant	March 12, 2004
(Richard R. West)

By:	/s/ Russell B. Wight, Jr.	Trustee of the General Partner of the Registrant	March 12, 2004
(Russell B. Wight, Jr.)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2003

	Column A	Column B	Column C	Column D
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2003:
Allowance for doubtful accounts	$17,958	$12,248	$(12,130)	$18,076

Year Ended December 31, 2002
Allowance for doubtful accounts	$9,922	$11,634	$(3,514)	$17,958

Year Ended December 31, 2001:
Allowance for doubtful accounts	$9,343	$5,379	$(5,891)	$8,831

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

December 31, 2003

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances			Costs capitalized subsequent to acquisition				Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Initial cost to company (1)			Gross amount at which carried at close of period
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)

Office Buildings
New York
Manhattan
One Penn Plaza	$275,000	$—	$412,169	$86,763	$—	$498,932	$498,932	$72,842	1972	1998	7 -39 Years
Two Penn Plaza	151,420	53,615	164,903	59,750	52,689	225,579	278,268	42,454	1968	1997	7 - 39 Years
909 Third Avenue	125,000	—	120,723	15,875	—	136,598	136,598	17,373	1969	1999	7 - 39 Years
770 Broadway	170,000	52,898	95,686	75,701	52,898	171,387	224,285	24,654	1907	1998	7 - 39 Years
Eleven Penn Plaza	49,303	40,333	85,259	25,019	40,333	110,278	150,611	20,598	1923	1997	7 - 39 Years
90 Park Avenue	—	8,000	175,890	17,066	8,000	192,956	200,956	31,839	1964	1997	7 - 39 Years
888 Seventh Avenue	105,000	—	117,269	37,192	—	154,461	154,461	20,162	1980	1998	7 - 39 Years
330 West 34th Street	—	—	8,599	6,260	—	14,859	14,859	1,950	1925	1998	7 - 39 Years
1740 Broadway	—	26,971	102,890	9,264	26,971	112,154	139,125	20,346	1950	1997	7 - 39 Years
150 East 58th Street	—	39,303	80,216	13,748	39,303	93,964	133,267	13,652	1969	1998	7 - 39 Years
866 United Nations Plaza	33,000	32,196	37,534	7,589	32,196	45,123	77,319	9,354	1966	1997	7 - 39 Years
595 Madison (Fuller Building)	—	62,731	62,888	9,507	62,731	72,395	135,126	7,291	1968	1999	7 - 39 Years
640 Fifth Avenue	—	38,224	25,992	78,239	38,224	104,231	142,455	11,805	1950	1997	7 - 39 Years
40 Fulton Street	—	15,732	26,388	3,589	15,732	29,977	45,709	5,055	1987	1998	7 - 39 Years
689 Fifth Avenue	—	19,721	13,446	5,644	19,721	19,090	38,811	2,054	1925	1998	39 Years
20 Broad Street	—	—	28,760	18,738	—	47,498	47,498	4,957	1956	1998	7 - 39 Years
7 West 34th Street	—	34,595	93,703	1,018	34,614	94,702	129,316	7,555	1901	2000	7 - 40 Years
Other	—	—	5,548	7,394	—	12,942	12,942	68

Total New York	908,723	424,319	1,657,863	478,356	423,412	2,137,126	2,560,538	314,009

Washington, DC
Crystal Mall (4 buildings)	$53,210	$49,664	$156,654	$9,472	$49,550	$166,240	$215,790	$11,669	1968	2002	10 - 40 Years
Crystal Plaza (6 buildings)	68,598	57,213	131,206	15,016	57,077	146,358	203,435	12,117	1964-1969	2002	10 - 40 Years
Crystal Square (4 buildings)	187,102	64,817	218,330	12,133	64,661	230,619	295,280	18,458	1974 - 1980	2002	10 - 40 Years
Crystal Gateway (4 buildings)	145,310	47,594	177,373	7,796	47,474	185,289	232,763	14,443	1983 - 1987	2002	10 - 40 Years
Crystal Park (5 buildings)	257,971	100,935	409,920	(16,195)	100,124	394,536	494,660	22,565	1984 - 1989	2002	10 - 40 Years
Arlington Plaza	17,256	6,227	28,590	2,813	6,212	31,418	37,630	2,263	1985	2002	10 - 40 Years
1919 S. Eads Street	12,942	3,979	18,610	(137)	3,969	18,483	22,452	1,512	1990	2002	10 - 40 Years
Skyline Place (6 buildings)	134,014	41,986	221,869	8,095	41,876	230,074	271,950	18,453	1973 - 1984	2002	10 - 40 Years
Seven Skyline Place	—	10,292	58,351	2,059	10,264	60,438	70,702	4,843	2001	2002	10 - 40 Years
One Skyline Tower	64,787	12,266	75,343	9,139	12,233	84,515	96,748	6,295	1988	2002	10 - 40 Years
Courthouse Plaza (2 buildings)	78,483	—	105,475	3,399	—	108,874	108,874	8,327	1988 - 1989	2002	10 - 40 Years
1101 17th Street	25,783	20,666	20,112	2,383	20,612	22,549	43,161	2,740	1963	2002	10 - 40 Years
1730 M. Street	16,097	10,095	17,541	2,596	10,069	20,163	30,232	2,417	1963	2002	10 - 40 Years
1140 Connecticut Avenue	19,070	19,017	13,184	3,544	18,970	16,775	35,745	2,120	1966	2002	10 -40 Years
1150 17th Street	31,134	23,359	24,876	4,026	23,299	28,962	52,261	2,688	1970	2002	10 - 40 Years
1750 Penn Avenue	49,346	20,020	30,032	616	19,950	30,718	50,668	2,153	1964	2002	10 - 40 Years
2101 L Street	—	32,815	51,642	3	32,815	51,645	84,460	563	1975	2003	10 - 40 Years

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances				Costs capitalized subsequent to acquisition				Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Initial cost to company (1)			Gross amount at which carried at close of period
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Democracy Plaza I	26,551		—	33,628	(1,346)	—	32,282	32,282	3,329	1987	2002	10 - 40 Years
Tysons Dulles (3 buildings)	—		19,146	79,095	(227)	19,103	78,911	98,014	5,676	1986 - 1990	2002	10 - 40 Years
Commerce Executive (3 buildings)	52,582		13,401	58,705	2,806	13,370	61,542	74,912	4341	1985 - 1989	2002	10 - 40 Years
Reston Executive (3 buildings)	71,874		15,424	85,722	(1,883)	15,387	83,876	99,263	5,695	1987 - 1989	2002	10 - 40 Years
Crystal Gateway 1	57,696		15,826	53,894	3,461	15,826	57,355	73,181	2,270	1981	2002	10 - 40 Years
Other	25,108		—	51,768	(34,580)	—	17,188	17,188	—
Total Washington, DC Office Buildings	1,394,914		584,742	2,121,920	34,989	582,841	2,158,810	2,741,651	154,937

New Jersey
Paramus	—		—	8,345	11,382	1,092	18,635	19,727	6,714	1967	1987	26 - 40 Years
Total New Jersey	—		—	8,345	11,382	1,092	18,635	19,727	6,714

Total Office Buildings	2,303,637		1,009,061	3,788,128	524,727	1,007,345	4,314,571	5,321,916	475,660

Shopping Centers
New Jersey
Bordentown	7,990	*	498	3,176	1,085	713	4,046	4,759	3,959	1958	1958	7 - 40 Years
Bricktown	16,147	*	929	2,175	9,355	929	11,530	12,459	6,483	1968	1968	22 -40 Years
Cherry Hill (4)	14,850	*	915	3,926	(220)	915	3,706	4,621	3,003	1964	1964	12 - 40 Years
Delran	6,365	*	756	3,184	2,212	756	5,396	6,152	3,719	1972	1972	16 - 40 Years
Dover	7,278	*	224	2,330	2,310	244	5,209	5,453	3,659	1964	1964	16 - 40 Years
East Brunswick	22,546	*	319	3,236	9,017	319	11,664	11,983	7,137	1957	1957	8 - 33 Years
East Hanover I	27,031	*	376	3,063	9,381	476	12,344	12,820	6,009	1962	1962	9 -40 Years
East Hanover II (4)	—		1,756	8,706	419	2,195	8,686	10,881	966	1979	1998	40 Years
Hackensack	24,770	*	536	3,293	7,253	536	10,546	11,082	6,447	1963	1963	15 - 40 Years
Jersey City (4)	18,963	*	652	2,962	(585)	652	2,377	3,029	1,203	1965	1965	11 - 40 Years
Kearny (4)	3,702	*	279	4,429	(278)	309	4,121	4,430	1,709	1938	1959	23 - 29 Years
Lawnside	10,493	*	851	2,222	1,387	851	3,609	4,460	2,717	1969	1969	17 - 40 Years
Lodi	9,299	*	245	9,339	107	245	9,446	9,691	1,002	1999	1975	40 Years
Manalapan	12,410	*	725	2,447	7,373	725	9,820	10,545	5,169	1971	1971	14 - 40 Years
Marlton	12,067	*	1,514	4,671	754	1,611	5,328	6,939	4,205	1973	1973	16 - 40 Years
Middletown	16,289	*	283	1,508	4,324	283	5,832	6,115	3,554	1963	1963	19 - 40 Years
Montclair	1,905		66	470	330	66	800	866	584	1972	1972	4 - 15 Years
Morris Plains	11,924	*	1,254	3,140	3,353	1,104	6,643	7,747	6,158	1961	1985	7 - 19 Years
North Bergen (4)	3,926	*	510	3,390	(956)	2,308	636	2,944	206	1993	1959	30 Years
North Plainfield	10,779	*	500	13,340	622	500	13,962	14,462	6,703	1955	1989	21 - 30 Years
Paramus (Bergen Mall)	—		28,312	125,130	60	28,312	125,190	153,502	—	1957	2003	5 -40 Years
Totowa	29,252	*	1,097	5,359	10,949	1,099	16,306	17,405	7,867	1957/1999	1957	19 - 40 Years
Turnersville	4,047	*	900	2,132	133	900	2,265	3,165	1,845	1974	1974	23 - 40 Years
Union (4)	33,220	*	1,014	4,527	2,099	1,329	6,311	7,640	3,010	1962	1962	6 - 40 Years
Watchung (4)	13,404	*	451	2,347	6,843	4,178	5,463	9,641	1,667	1994	1959	27 - 30 Years

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances				Costs capitalized subsequent to acquisition				Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Initial cost to company (1)			Gross amount at which carried at close of period
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Woodbridge	21,897	*	190	3,047	371	220	3,388	3,608	1,575	1959	1959	11 - 40 Years
Total New Jersey	340,554		45,152	223,549	77,698	51,775	294,624	346,399	90,556

New York
Albany (Menands)	6,158	*	460	1,677	2,527	461	4,203	4,664	2,579	1965	1965	22 - 40 Years
Buffalo (Amherst)	6,939	*	402	2,019	2,171	636	3,956	4,592	3,227	1968	1968	13 - 40 Years
Freeport	14,658	*	1,231	3,273	3,009	1,231	6,282	7,513	3,632	1981	1981	15 - 40 Years
New Hyde Park	7,398	*	—	—	4	—	4	4	2	1970	1976	6 - 10 Years
North Syracuse	—		—	—	—	—	—	—	—	1967	1976	11 - 12 Years
Rochester (Henrietta)	—		—	2,124	1,154	—	3,278	3,278	2,503	1971	1971	15 - 40 Years
Rochester (4)	—		443	2,870	(928)	2,172	213	2,385	213	1966	1966	10 - 40 Years
Valley Stream (Green Acres)	155,307		140,069	99,586	6,850	139,910	106,595	246,505	16,664	1956	1997	39 - 40 Years
715 Lexington Avenue	—		—	11,574	1,683	—	13,257	13,257	534	1923	2001	40 Years
14th Street and Union Square, Manhattan	—		12,566	4,044	34,519	24,080	27,049	51,129	1,188	1965	1993	40 Years
424 6th Avenue	—		5,900	5,675	239	5,900	5,914	11,814	210	1983	2002	40 Years
Riese	—		19,135	7,294	19,283	25,232	20,480	45,712	878	1923-1987	1997	39 Years
1135 Third Avenue	—		7,844	7,844	—	7,844	7,844	15,688	1,177		1997	39 Years
Total New York	190,460		188,050	147,980	70,511	207,466	199,075	406,541	32,807

Pennsylvania
Allentown	23,019	*	70	3,446	11,178	334	14,360	14,694	7,240	1957	1957	20 - 42 Years
Bensalem (4)	6,361	*	1,198	3,717	812	2,727	3,000	5,727	1,418	1972/1999	1972	40 Years
Bethlehem	4,026	*	278	1,806	3,930	278	5,736	6,014	4,775	1966	1966	9 - 40 Years
Broomall	9,680	*	734	1,675	1,279	850	2,838	3,688	2,526	1966	1966	9 - 40 Years
Glenolden	7,260	*	850	1,295	865	850	2,160	3,010	1,334	1975	1975	18 - 40 Years
Lancaster (4)	—		606	2,312	572	3,043	447	3,490	368	1966	1966	12 - 40 Years
Levittown	3,253		193	1,231	51	183	1,292	1,475	1,334	1964	1964
10th and Market
Streets, Philadelphia	8,867	*	933	3,230	8,628	933	11,858	12,791	2,416	1977	1994	27 - 30 Years
Upper Moreland	6,883	*	683	2,497	270	683	2,767	3,450	2,217	1974	1974	15 - 40 Years
York	4,070	*	421	1,700	1,521	409	3,233	3,642	2,126	1970	1970	15 - 40 Years
Total Pennsylvania	73,419		5,966	22,909	29,106	10,290	47,691	57,981	25,754

Maryland
Baltimore (Towson)	11,280	*	581	2,756	654	581	3,410	3,991	2,694	1968	1968	13 - 40 Years
Glen Burnie	5,805	*	462	1,741	1,440	462	3,181	3,643	2,132	1958	1958	16 - 33 Years
Total Maryland	17,085		1,043	4,497	2,094	1,043	6,591	7,634	4,826

Connecticut
Newington (4)	6,483	*	502	1,581	1,858	2,421	1,520	3,941	275	1965	1965	9 - 40 Years
Waterbury	—		—	2,103	7,807	667	9,243	9,910	2,272	1969	1969	21 - 40 Years
Total Connecticut	6,483		502	3,684	9,665	3,088	10,763	13,851	2,547

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances				Costs capitalized subsequent to acquisition				Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Initial cost to company (1)			Gross amount at which carried at close of period
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Massachusetts
Chicopee	—		510	2,031	735	510	2,766	3,276	2,056	1969	1969	13 - 40 Years
Springfield (4)	3,095	*	505	1,657	788	2,586	364	2,950	138	1993	1966	28 - 30 Years
Total Massachusetts	3,095		1,015	3,688	1,523	3,096	3,130	6,226	2,194
Puerto Rico (San Juan)
Caguas	66,729		15,280	71,754	(147)	15,280	71,607	86,887	7,949	1996	2002	15 - 39 Years
Montehiedra	58,855		9,182	66,701	1,971	9,182	68,672	77,854	11,465	1996	1997	40 Years
Total Puerto Rico	125,584		24,462	138,455	1,824	24,462	140,279	164,741	19,414

Total Retail Properties	756,680		266,190	544,762	192,421	301,220	702,153	1,003,373	178,098

Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	—		64,528	319,146	64,879	64,535	384,018	448,553	53,738	1930	1998	40 Years
350 North Orleans, Chicago	—		14,238	67,008	26,122	14,246	93,122	107,368	17,168	1977	1998	40 Years
33 North Dearborn, Chicago	—		6,624	30,680	4,914	6,624	35,594	42,218	2,973		2000	40 Years
527W. Kinzie, Chicago	—		5,166	—	—	5,166	—	5,166	—

Washington D.C.
Washington Office Center	43,166		10,719	69,658	4,771	10,719	74,429	85,148	10,757	1990	1998	40 Years
Washington Design Center	48,012		12,274	40,662	9,347	12,274	50,009	62,283	8,198	1919	1998	40 Years
Other	—		4,009	6,273	35	4,009	6,308	10,317	907		1998	40 Years

North Carolina
Market Square Complex, High Point	111,025		13,038	102,239	72,153	15,079	172,351	187,430	18,874	1902 - 1989	1998	40 Years

California
Gift and Furniture Mart, Los Angeles	—		10,141	43,422	17,569	10,141	60,991	71,132	5,016		2000	40 Years

Total Merchandise Mart	202,203		140,737	679,088	199,790	142,793	876,822	1,019,615	117,631

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)		Costs capitalized subsequent	Gross amount at which carried at close of period			Accumulated depreciation			Life on which depreciation in latest income
Description	Encumbrances	Land	Buildings and improvements	to acquisition	Land	Buildings and improvements	Total (2)	and amortization	Date of construction (3)	Date acquired	statement is computed

Warehouse/Industrial New Jersey
East Brunswick	8,218	—	4,772	3,223	—	7,995	7,995	5,255	1972	1972	18 - 40 Years
East Hanover	26,953	576	7,752	7,671	691	15,308	15,999	12,517	1963 - 1967	1963	7 - 40 Years
Edison	5,381	705	2,839	1,753	704	4,593	5,297	3,096	1954	1982	12 - 25 Years
Garfield	8,365	96	8,068	5,223	45	13,342	13,387	11,070	1942	1959	11 - 33 Years

Total Warehouse/Industrial	48,917	1,377	23,431	17,870	1,440	41,238	42,678	31,938

Other Properties
New York
Hotel Pennsylvania	—	29,904	121,712	22,436	29,904	144,148	174,052	26,607	1919	1997	39 Years
Total New York	—	29,904	121,712	22,436	29,904	144,148	174,052	26,607

Florida
Student Housing Joint Venture	18,777	3,722	21,095	717	3,763	21,771	25,534	2,192	1996-1997	2000	40 Years
Total Florida	18,777	3,722	21,095	717	3,763	21,771	25,534	2,192

Illinois
400 N. LaSalle, Chicago	3,038	9,500	—	71,327	9,500	71,327	80,827	409	2003	2003	40 Years
Total Illinois	3,038	9,500	—	71,327	9,500	71,327	80,827	409

Total Other Properties	21,815	43,126	142,807	94,480	43,167	237,246	280,413	29,208

Leasehold Improvements Equipment and Other				80,457	8,000	72,457	80,457	37,314			3 - 20 Years

TOTAL
DECEMBER 31, 2003	$3,333,252	$1,460,491	$5,178,216	$1,109,745	$1,503,965	$6,244,487	$7,748,452	$869,849

*                                         These encumbrances, including one of the Company’s strip center located in Baltimore Maryland, which is classified under the caption “assets related to discontinued operations” are cross collateralized under a blanket mortgage in the amount of $481,901 as December 31, 2003.

Notes:

(1)                                  Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date — see Column H.

(2)                                  The net basis of the company’s assets and liabilities for tax purposes is approximately $2,857,619,000 lower than the amount reported for financial statement purposes.

(3)                                  Date of original construction — many properties have had substantial renovation or additional construction — see Column D.

(4)           Buildings on these properties were demolished.  As a result, the cost of the buildings and improvements, net of accumulated depreciation, were either transferred to land or written-off.  In addition, the cost of the land in Kearny property is net of a $1,615 insurance recovery.

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

YEAR ENDED DECEMBER 31,

	2003	2002	2001
Real Estate
Balance at beginning of period	$7,282,651	$4,426,560	$4,220,307
Additions during the period:
Land	69,819	595,977	25,808
Buildings & improvements	419,746	2,276,371	332,766
	7,772,216	7,298,908	4,578,881
Less: Assets sold and written-off	23,764	16,257	152,321
Balance at end of period	$7,748,452	$7,282,651	$4,426,560

Accumulated Depreciation
Balance at beginning of period	$702,686	$485,447	$375,730
Additions charged to operating expenses	183,893	170,888	114,121
Additions due to acquisitions	855	63,178	—
	887,434	719,513	489,851

Less: Accumulated depreciation on assets sold and written-off	17,585	16,827	4,404
Balance at end of period	$869,849	$702,686	$485,447

EXHIBIT INDEX

Exhibit No.
3.1	—

Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit 3(a) of Vornado’s Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993

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

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No.001-11954), filed on May 8, 2003

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

Articles Supplementary Classifying Vornado’s Series D-5 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

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

Articles Supplementary Classifying Vornado’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003 (incorporated by reference to Exhibit 1.1 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003)

*

3.26	—

Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.27	—

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

*

3.29	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 of Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.30	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.31	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

*              Incorporated by reference.

3.32	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.33	—

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

*

3.36	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.37	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 of Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.38	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.39	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

3.40	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.41	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.42	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.43	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.44	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

*              Incorporated by reference.

3.45	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on March 18, 2002

*

3.46	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954)

*

3.47	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.27 of Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.48	—

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 10.5 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.49	—

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 - Incorporated be reference to Exhibit 3.49 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No-001-11954), filed on March 3, 2004

*

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.25 of this Annual Report on Form 10-K)	*

4.2	—

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

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

*              Incorporated by reference.

4.8	—

Officer’s Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

**

10.1	—

Vornado Realty Trust’s 1993 Omnibus Share Plan, as amended - Incorporated by reference to Exhibit 4.1 of Vornado Realty Trust’s registration statement on Form S-8 (File No. 331-09159), filed on July 30, 1996

*

10.2	—

Second Amendment, dated as of June 12, 1997, to Vornado’s 1993 Omnibus Share Plan, as amended - Incorporated by reference to Vornado’s Registration Statement on Form S-8 (File No. 333-29011) filed on June 12, 1997

*

10.3	—

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado’s Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*

10.4**	—

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee - Incorporated by reference to Vornado’s Current Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed December 1, 1993

*

10.5**	—

Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 of Vornado’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed November 12, 1998

*

10.6**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed March 13, 1997

*

10.7	—

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.8	—

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.9	—

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 -Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.10	—

Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander’s, Inc., dated as of July 20, 1992 - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.11	—

Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.12	—

Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander’s Retention Agreement - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed March 24, 1994

*

10.13	—

Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995

*

10.14	—

Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995

*

10.15	—

Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed February 21, 1995

*

10.16	—

Credit Agreement, dated as of March 15, 1995, among Alexander’s Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed March 23, 1995

*

10.17	—

Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed March 23, 1995

*

10.18	—

Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc. -Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Vornado Operating, Inc.’s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998

*

10.19	—

Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado Operating, Inc.’s Registration Statement on Form S-11 (File No. 333-40701)

*

10.20	—

Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.21	—

Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.22	—

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

*              Incorporated by reference.

10.23	—

Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by reference to Exhibit 99.6 of Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997

*

10.24	—

Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc. - Incorporated by reference to Exhibit 10.34 of Vornado’s Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998

*

10.25	—

Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser - Incorporated by reference to Exhibit 10.35 of Vornado’s Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998

*

10.26	—

Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to Exhibit 10 of Vornado’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed August 13, 1998

*

10.27	—

Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998

*

10.28	—

Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 of Vornado’s Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999

*

10.29	—

Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado’s Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999

*

10.30	—

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.31**	—

Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit 10.49 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10. 32**	—

Deferred Stock Agreement, dated December 29, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit 10.32 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.33	—

First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 - Incorporated by reference to Exhibit 10.50 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.34	—

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust - Incorporated by reference to Exhibit 10.51 of Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.35	—

Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to Vornado’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954) filed on May 5, 2000

*

10.36	—

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to Exhibit 2.1 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002

*

10.37	—

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.1 of Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.38	—

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 of Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.39	—

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 of Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.40**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

10.41**	—

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.42**	—

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.43**	—

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.44**	—

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.45**	—

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.46**	—

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.47**	—

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.48**	—

First Amendment, dated September 17, 2002, to the Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.49	—

Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. (evidencing a $50,000,000 line of credit facility) - Incorporated by reference to Exhibit 10(i)(B)(3) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.50	—

Credit Agreement, dated July 3, 2002, between Alexander’s and Vornado Lending L.L.C. (evidencing a $35,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(4) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.51	—

Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo— and Vereinsbank AG, New York Branch, as Agent for the Lenders - Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.52	—

Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(C)(8) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.53	—

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.54	—

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.55	—

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.56	—

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(2) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.57	—

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.58	—	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form S-3 (File No. 333-102216) filed December 26, 2002	*

10.59	—

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 - Incorporated by reference to Exhibit 10.59 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.60**	—

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002— Incorporated by reference to Exhibit 10.60 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.61**	—

Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 - Incorporated by reference to Exhibit 10.61 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.62**	—

Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 - Incorporated by reference to Exhibit 10.62 of Vornado’s  Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.63**

Employment agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003 - Incorporated by reference to Exhibit 10.1 of Vornado Realty Trust’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

10.64	—

Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and JPMorgan Chase Bank (as Administrative Agent), Bank of America, N.A. and Citicorp North American, Inc., Deutsche Bank Trust Company Americas and Fleet National Bank, and JPMorgan Chase Bank (in its individual capacity) - Incorporated by reference to Exhibit 10.2 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

10.65	—

Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank - Incorporated by reference to Exhibit 10.3 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on  August 8, 2003

*

10.66	—

Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Unit Holders named therein - Incorporated by reference to Exhibit 10.4 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

*              Incorporated by reference.

**           Management contract or compensatory agreement.

10.67	—

Second Amendment to the Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Unit Holders named therein - Incorporated by reference to Exhibit 10.5 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

10.68	—

Registration Rights Agreement between Vornado and Bel Holdings LLC dated as of November 17, 2003 - Incorporated by reference to Exhibit 10.68 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

21	—	Subsidiaries of Registrant

23	—	Independent Auditors’ Consent

31.1	—	Rule 13a-14 (a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14 (a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of the Chief Executive Officer

32.1	—	Section 1350 Certification of the Chief Financial Officer