Form 10-Q
period 2004-03-31
VORNADO REALTY LP
filed 2004-05-07
CIK 1040765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number: 000-22635

VORNADO REALTY L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3925979 (I.R.S. Employer Identification Number)
888 Seventh Avenue, New York, New York (Address of principal executive offices)	10019 (Zip Code)
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

PART I. FINANCIAL INFORMATION

    Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) March 31, 2004	December 31, 2003
	(Amounts in thousands)
ASSETS
Real estate, at cost:
Land	$1,543,436	$1,503,965
Buildings and improvements	6,101,067	6,038,275
Development costs and construction in progress	157,910	133,915
Leasehold improvements and equipment	75,986	72,297

Total	7,878,399	7,748,452
Less accumulated depreciation and amortization	(919,071)	(869,849)

Real estate, net	6,959,328	6,878,603
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $32,650 and $30,310	291,018	320,542
Escrow deposits and restricted cash	165,777	161,833
Marketable securities	84,533	81,491
Investments and advances to partially-owned entities, including Alexander's of $203,282 and $207,872	769,669	900,600
Due from officers	19,648	19,628
Accounts receivable, net of allowance for doubtful accounts of $14,069 and $15,246	92,842	83,913
Notes and mortgage loans receivable	247,738	285,965
Receivable arising from the straight-lining of rents, net of allowance of $2,901 and $2,830	280,221	267,848
Other assets	360,276	376,801
Assets related to discontinued operations	156,291	141,704

TOTAL ASSETS	$9,427,341	$9,518,928

LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable	$3,346,944	$3,339,365
Senior unsecured notes due 2007 and 2010	731,759	725,020
Accounts payable and accrued expenses	236,375	226,100
Officers' compensation payable	24,575	23,349
Deferred credit	81,437	74,253
Other liabilities	11,548	11,982
Liabilities related to discontinued operations	120,000	120,000

Total liabilities	4,552,638	4,520,069

Minority interest	2,033	3,055

Commitments and contingencies
Partners' Capital:
Equity	4,901,184	4,982,630
Distributions in excess of net income	(77,217)	(38,497)

	4,823,967	4,944,133
Deferred compensation units earned but not yet delivered	69,974	70,610
Deferred compensation units issued but not yet earned	(12,933)	(7,295)
Accumulated other comprehensive loss	(3,634)	(6,940)
Due from officers for purchase of Class A units of beneficial interest	(4,704)	(4,704)

Total partners' capital	4,872,670	4,995,804

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$9,427,341	$9,518,928

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per unit amounts)
Revenues:
Rentals	$326,694	$308,621
Expense reimbursements	48,324	43,262
Fee and other income	18,032	13,094

Total revenues	393,050	364,977

Expenses:
Operating	154,366	146,374
Depreciation and amortization	56,620	50,640
General and administrative	30,845	27,235

Total expenses	241,831	224,249

Operating income	151,219	140,728
(Loss) income applicable to Alexander's	(2,528)	7,254
Income from partially-owned entities	13,113	23,234
Interest and other investment income	9,245	9,796
Interest and debt expense (including amortization of deferred financing costs of $1,845 and $1,674)	(58,705)	(56,900)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	776	188
Minority interest	247	(824)

Income from continuing operations	113,367	123,476
Discontinued operations	827	6,099

Net income	114,194	129,575
Preferred unit distributions	(32,926)	(29,050)

NET INCOME applicable to Class A units	$81,268	$100,525

NET INCOME PER CLASS A UNIT—BASIC:
Income from continuing operations	$.57	$.73
Discontinued operations	.01	.05

Net income per Class A unit	$.58	$.78

NET INCOME PER CLASS A UNIT—DILUTED:
Income from continuing operations	$.54	$.70
Discontinued operations	.01	.05

Net income per Class A unit	$.55	$.75

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Cash Flows From Operating Activities:
Net income	$114,194	$129,575
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(2,644)
Depreciation and amortization (including debt issuance costs)	58,465	52,314
Minority interest	(247)	824
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	(776)	(188)
Write-off of preferred unit issuance costs	3,895	—
Straight-lining of rental income	(10,376)	(10,987)
Amortization of acquired below market leases, net	(3,650)	(1,445)
Equity in income of partially-owned entities	(13,113)	(23,234)
Equity in loss (income) of Alexander's	2,528	(7,254)
Changes in operating assets and liabilities	6,226	(16,706)

Net cash provided by operating activities	157,146	120,255

Cash Flows From Investing Activities:
Additions to real estate	(29,744)	(18,269)
Development costs and construction in progress	(24,068)	(12,942)
Investments in partially-owned entities	(5,102)	(15,592)
Distributions from partially-owned entities	147,394	8,284
Repayment of notes and mortgage loans receivable	38,500	23,392
Cash restricted, primarily mortgage escrows	(3,944)	2,562
Acquisition of Building Maintenance Service Company	—	(13,000)
Acquisitions of real estate	(54,422)	(408)
Proceeds from sale of real estate	—	4,752

Net cash provided by (used in) investing activities	68,614	(21,221)

Cash Flows From Financing Activities:
Repayments of borrowings	(160,183)	(59,442)
Proceeds from borrowings	150,427	47,000
Class A unit distributions	(120,142)	(88,464)
Distributions to preferred unit holders and minority partners	(32,926)	(30,227)
Exercise of unit options	20,007	790
Redemption of perpetual preferred units	(112,467)	—

Net cash used in financing activities	(255,284)	(130,343)

Net decrease in cash and cash equivalents	(29,524)	(31,309)
Cash and cash equivalents at beginning of period	320,542	208,200

Cash and cash equivalents at end of period	$291,018	$176,891

Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $1,659 and $1,549)	$48,933	$49,763

Non-Cash Transactions:
Financing assumed in acquisitions	$18,500	$—
Unrealized gain on securities available for sale	3,306	311
Capitalized development payroll	1,580	766

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization

        Vornado Realty L.P. (the "Operating Partnership" and/or the "Company") is a Delaware limited partnership. Vornado Realty Trust ("Vornado"), a fully-integrated real estate investment trust ("REIT"), is the sole general partner of, and owned approximately 86.4% of the limited partnership interest in, the Operating Partnership at March 31, 2004. All references to "We," "Us," and "Company" refer to the Operating Partnership and its consolidated subsidiaries.

2.     Basis of Presentation

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

        The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. as well as entities in which the Company owns (i) more than 50%, unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under FASB Interpretation No. 46 (Revised)—Consolidation of Variable Interest Entities, ("FIN 46R") which became effective on March 31, 2004. All significant intercompany amounts have been eliminated. Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company's ownership interest is more than 20%, but less than 50%. When partially-owned investments are in partnership form, the 20% threshold for equity method accounting may be reduced. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities. For all other investments, the Company uses the cost method.

        Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.     Recently Issued Accounting Standards

        Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised)—Consolidation of Variable Interest Entities ("FIN 46R")

        In January 2003, the FASB issued FIN 46, as amended in December 2003 by FIN 46R, which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004. FIN 46R requires the consolidation of an entity by an enterprise known as a "primary beneficiary," (i) if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, if they occur, receive a majority of the entity's expected residual returns, if they occur, or both and (ii) if the entity is a variable interest entity ("VIE"), as defined. An entity qualifies as a VIE if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a VIE shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined. The Company has evaluated each partially-owned entity to determine whether any qualify as a VIE, and if so, whether the Company is the primary beneficiary, as defined. The Company has determined that its investment in Newkirk MLP, in which it owns a 22.3% equity interest (see Note 5—Investments in Partially-Owned Entities), qualifies as a VIE. The Company has determined that it is not the primary beneficiary and, accordingly, consolidation is not required. The Company's maximum exposure to loss as a result of its involvement in Newkirk MLP is limited to its equity investment of approximately $145,088,000, as of March 31, 2004. In addition, the Company has variable interests in certain other entities which are primarily financing arrangements. The Company has evaluated these entities in accordance with FIN 46R and has determined that they are not VIEs. Based on the Company's evaluations, the adoption of FIN 46R on March 31, 2004 did not have a material effect on its consolidated financial statements.

4.     Acquisitions, Dispositions and Financings

  Acquisitions

  Forest Plaza Shopping Center

        On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash, and $18,500,000 was debt assumed. The purchase was funded as part of Section 1031 tax-free "like-kind" exchange with the remaining portion of the proceeds from the sale of the Company's Two Park Avenue property. Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum's supermarket.

  25 W. 14th Street

        On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000. The building, which was recently renovated, was 87% occupied as of March 31, 2004. This purchase will ultimately be funded as part of a Section 1031 tax-free "like-kind" exchange with a portion of the proceeds from the sale of the Company's Palisades Residential Complex which is expected to be completed by the third quarter of 2004.

  Dispositions

        On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

        On February 2, 2004, the Palisades Venture entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000. On February 27, 2004, the Company acquired the remaining 25% interest it did not previously own for approximately $17,000,000. The Company's gain on sale after closing costs will be approximately $70,000,000. The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

        In the three months ended March 31, 2004 and 2003, the Company sold certain partially-owned development property which resulted in a net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $776,000 and $188,000, respectively.

  Financings

        On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units at a redemption price equal to $50.00 per unit for an aggregate of $27.5 million plus accrued distributions. The redemption amount exceeded the carrying amount by $700,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units, in accordance with the July 2003 EITF clarification of Topic D-42.

        On March 17, 2004, the Company redeemed all of its Series B Preferred Units at a redemption price equal to $25.00 per share for an aggregate of $85,000,000 plus accrued distributions. The redemption amount exceeded the carrying amount by $3,195,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units, in accordance with the July 2003 EITF clarification of Topic D-42.

        For details of the Company's financing activities see Note 7—Notes and Mortgages Payable.

5.     Investments and Advances to Partially-Owned Entities

        The Company's investments in partially-owned entities and income recognized from such investments are as follows:

  Investments:

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Temperature Controlled Logistics	$307,247	$436,225
Alexander's	203,282	207,872
Newkirk Master Limited Partnership ("Newkirk MLP")	145,088	138,762
Monmouth Mall Joint Venture	30,561	30,612
Partially-Owned Office Buildings	44,811	44,645
Starwood Ceruzzi Joint Venture	23,485	23,821
Other	15,195	18,663

	$769,669	$900,600

  Equity in Income (loss):

	For The Three Months Ended March 31,
	2004		2003
	(Amounts in thousands)
(Loss) income applicable to Alexander's:
33% share of equity in net (loss) income	$(7,752	)(1)	$1,440
Interest income(2)	2,672		2,527
Development and guarantee fees(2)	1,074		2,193
Management and leasing fees(2)	1,478		1,094

	$(2,528)		$7,254

Temperature Controlled Logistics:
60% share of equity in net income	$1,074		$4,361
Management fees	1,378		1,372
Other	89		119

	2,541		5,852

Newkirk MLP:
22.3% share of equity in income(3)	7,813		15,181
Interest and other income	1,266		1,819

	9,079		17,000

Partially-Owned Office Buildings	523		618
Other	970		(236)

	$13,113		$23,234

(1)
Includes the Company's $9,913 share of Alexander's stock appreciation rights compensation expense and the Company's $1,010 share of Alexander's loss on early extinguishment of debt.
(2)
Alexander's capitalizes the fees and interest charged by the Company. Because the Company owns 33% of Alexander's, the Company recognizes 67% of such amounts as income and the remainder is reflected as a reduction of the Company's carrying amount of the investment in Alexander's.
(3)
The three months ended March 31, 2004, includes the Company's $1,917 share of net gains on sale of real estate. The three months ended March 31, 2003, includes the Company's $8,000 share of net gains on sale of real estate and early extinguishment of debt.

  Below is a summary of the debt of partially-owned entities as of March 31, 2004 and December 31, 2003, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Alexander's (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	215,863	216,587
Due to Vornado on January 3, 2006 with interest at 12.48% (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	82,000	82,000
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due on January 3, 2006, plus two one-year extensions, with interest at LIBOR plus 2.50%	—	240,899
Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 85 temperature controlled warehouses, due from 2009 to 2023 with a weighted average interest rate of 5.95% at March 31, 2004 (various prepayment terms)	746,954	509,456
Other notes payable	38,961	39,365
Newkirk MLP (22.3% interest):
Portion of first mortgages collateralized by the partnership's real estate, due from 2004 to 2024, with a weighted average interest rate of 6.8% at March 31, 2004 (various prepayment terms)	996,253	1,069,545
Partially-Owned Office Buildings:
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	67,905	68,051
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,994	23,060
Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,540	15,606
Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,758	9,799
Kaempfer Equity Interests (.1% to 10% interests in six partnerships) Mortgage notes payable, collateralized by the partnerships' real estate, due from 2007 to 2031, with a weighted average interest rate of 6.24% at March 31, 2004 (various prepayment terms)	361,312	361,263
Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options (3.53% at March 31, 2004)	135,000	135,000

        Based on the Company's ownership interest in the partially-owned entities above, the Company's share of the debt of these partially-owned entities was $1,105,668,000 and $930,567,000 as of March 31, 2004 and December 31, 2003, respectively.

  Temperature Controlled Logistics

        Based on the joint venture's policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $6,465,000 and $3,376,000 of rent it was due for the three months ended March 31, 2004 and 2003, which together with previously deferred rent is $55,901,000.

        On February 5, 2004, AmeriCold Realty Trust completed a $254,400,000 mortgage financing for 21 of its owned and 7 of its leased temperature-controlled warehouses. The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400,000 of the loan) and requires principal payments of $5,000,000 annually. The loan matures in April 2009 and is pre-payable without penalty after April 5, 2006. The net proceeds were approximately $225,000,000 after providing for usual escrows, closing costs and the repayment of $12,900,000 of existing mortgages on two of the warehouses, of which $135,000,000 was distributed to the Company and the remainder was distributed to its partner.

        On January 20, and March 29, 2004, a joint venture in which the Company has a 44% interest acquired an aggregate of $10,200,000 of trade receivables from AmeriCold Logistics for $10,000,000 in cash. These receivables have been subsequently collected in full.

  Alexander's

        The Company owns 33% of the outstanding common stock of Alexander's at March 31, 2004. Alexander's is managed by, and its properties are leased by, the Company pursuant to agreements with a one-year term expiring in March of each year, except for the Lexington Avenue agreements which provide for a term lasting until substantial completion of the development of the property, all of which are automatically renewable. As of March 31, 2004, the Company had a receivable from Alexander's of $39,062,000 under the management and development agreements. In addition, Alexander's paid $493,000 to Building Maintenance Services, a wholly-owned subsidiary of the Company, for cleaning and engineering services at Alexander's Lexington Avenue project.

        Effective April 1, 2004, based on Alexander's improved liquidity, the Company modified its term loan and line of credit to Alexander's to reduce the spread it charges from 9.48% to 6%. Accordingly, the current interest rate has been reduced to 9% from 12.48%.

        On February 13, 2004, Alexander's completed a $400,000,000 mortgage financing on the Office Space of its Lexington Avenue development project placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the construction loan with HVB Real Estate Capital (Hypo) ("Construction Loan"). The Construction Loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project. The interest rate on the Construction Loan is LIBOR plus 2.5% (currently 3.60%) and matures in January 2006, with two one-year extensions. The collateral for the Construction Loan is the same, except that the Office Space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for $15,000,000 and requires all proceeds from the sale of the residential condominiums units to be applied to the Construction Loan balance until it is finally repaid. In connection with reducing the principal amount of the Construction Loan Alexander's wrote-off $3,050,000 of unamortized deferred financing costs in the first quarter of 2004, of which the Company's share was $1,010,000.

        Equity in loss from Alexander's includes Alexander's stock appreciation rights compensation expense of which the Company's share was $9,913,000 for the three months ended March 31, 2004, based on a closing Alexander's stock price of $160.00 on March 31, 2004.

6.     Notes and Mortgage Loans Receivable

        On March 1, 2004, the Company's note receivable of $38,500,000 from Commonwealth Atlantic Properties was repaid.

7.     Notes and Mortgages Payable

        Following is a summary of the Company's debt:

			Balance as of
	Maturity	Interest Rate as at March 31, 2004	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza (1)	02/11	4.97%	$300,000	$151,420
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	05/07	8.39%	49,020	49,304
866 UN Plaza	(2)	(2)	—	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66%-7.08%	257,285	258,733
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	213,978	214,323
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	143,416	143,854
Skyline Place	08/06-12/09	6.60%-6.93%	135,253	135,955
1101 17th, 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	95,555	95,860
Courthouse Plaza 1 and 2	01/08	7.05%	78,561	78,848
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07	6.77%	71,193	71,508
Reston Executive I, II and III	01/06	6.75%	72,548	72,769
Crystal Plaza 1-6	10/04	6.65%	68,353	68,654
One Skyline Tower	06/08	7.12%	64,567	64,818
Crystal Malls 1-4	12/11	6.91%	59,418	60,764
1750 Pennsylvania Avenue	06/12	7.26%	49,227	49,346
One Democracy Plaza	02/05	6.75%	26,745	26,900
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	480,499	481,902
Green Acres Mall	02/08	6.75%	147,772	148,386
Staten Island — Forest Plaza	05/09	7.73%	18,409	—
Las Catalinas Mall	11/13	6.97%	66,478	66,729
Montehiedra Town Center	05/07	8.23%	58,646	58,855
Other	08/21	9.90%	6,914	6,920
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,882	48,012
Market Square Complex	07/11	7.95%	46,539	46,816
Furniture Plaza	02/13	5.23%	45,542	45,775
Washington Office Center	(3)	(3)	—	43,166
Other	10/10-06/28	7.52%-7.71%	18,364	18,434
Other:
Industrial Warehouses	10/11	6.95%	48,782	48,917
Student Housing Complex	11/07	7.45%	18,713	18,777

Total Fixed Interest Notes and Mortgages Payable		7.13%	2,794,659	2,713,745

				Balance as of
	Maturity	Spread over LIBOR	Interest Rate as at March 31, 2004	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza (1)	06/05	L+125	2.48%	$200,000	$275,000
770 Broadway	06/06	L+105	2.18%	170,000	170,000
909 Third Avenue	08/06	L+70	1.83%	125,000	125,000
CESCR Office:
Commerce Executive III, IV and V	07/05	L+150	2.59%	42,400	42,582
Commerce Executive III, IV and V B	07/05	L+85	1.94%	10,000	10,000
Other:
400 North LaSalle	02/05	L+250	4.75%	4,885	3,038

Total Variable Interest Notes and Mortgages Payable			2.26%	552,285	625,620

Total Notes and Mortgages Payable			6.33%	$3,346,944	$3,339,365

Liabilities related to discontinued operations:
Palisades construction loan	01/05	L+175	2.84%	$120,000	$120,000

Senior unsecured notes due 2007 at fair value (accreted face amount of $499,535 and $499,499)	06/07	L+77	1.77%	$532,009	$525,279

Senior unsecured notes due 2010	12/10		4.77%	$199,750	$199,741

Unsecured revolving credit facility	07/06	L+65	N/A	$—	$—

(1)
On February 5, 2004, the Company completed a $300,000 refinancing of Two Penn Plaza. The loan bears interest at 4.97% and matures in February 2011. The Company retained net proceeds of $41,000 after repaying the existing $151,000 loan, $75,000 of the $275,000 mortgage loan on its One Penn Plaza property and the $33,000 mortgage loan on 866 UN Plaza.

(2)
Repaid in February 2004.

(3)
Repaid in January 2004.

8.     Fee And Other Income

        The following table sets forth the details of fee and other income:

	For The Three Months Ended March 31,
(Amounts in thousands)
	2004	2003
Tenant cleaning fees	$7,384	$7,698
Management and leasing fees	6,052	2,278
Other income	4,596	3,118

	$18,032	$13,094

        Fee and other income above includes management fee income from Interstate Properties, a related party, of $213,000 and $176,000 in the three months ended March 31, 2004 and 2003. The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5).

9.     Discontinued Operations

        Assets related to discontinued operations at March 31, 2004, consist primarily of real estate, net of accumulated depreciation and represent the Company's retail properties located in Vineland, New Jersey, and Baltimore (Dundalk), Maryland as well as the Palisades located in Fort Lee, New Jersey. Liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000 at March 31, 2004 and December 31, 2003, respectively.

        The combined results of operations of the assets related to discontinued operations as well as the Company's Two Park Avenue office property, sold on October 10, 2003, which resulted in a net gain of $156,433,000, and Baltimore and Hagerstown, Maryland retail properties, which were sold on January 9, 2003 and November 3, 2003 (resulting in net gains of $2,644,000 and $1,945,000) are shown as discontinued operations. The following is a summary of the combined results of operations of these properties:

	For The Three Months Ended March 31,
(Amounts in thousands)
	2004	2003
Total revenues	$4,118	$12,028
Total expenses	3,291	8,573

Net income	827	3,455
Gain on sale of Baltimore	—	2,644

Income from discontinued operations	$827	$6,099

10.   Income Per Class A Unit

        The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit—which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit—which includes the weighted average Class A units and dilutive unit equivalents. Potential dilutive unit equivalents include the Company's Series A, B-1, B-2 and F-1 Convertible Preferred units.

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands except per unit amounts)
Numerator:
Income from continuing operations	$113,367	$123,476
Discontinued operations	827	6,099

Net income	114,194	129,575
Preferred unit distributions	(32,926)	(29,050)

Numerator for basic and diluted income per Class A unit—net income applicable to Class A units	$81,268	$100,525

Denominator:
Denominator for basic income per Class A unit—weighted average units	141,263	129,537
Effect of dilutive securities:
Convertible preferred units	—	2,004
Employee unit options	5,189	1,946
Deferred compensation units issued but not yet earned	234	125

Denominator for diluted income per Class A unit—weighted average units and assumed conversions	146,686	133,612

INCOME PER CLASS A UNIT—BASIC:
Income from continuing operations	$.57	$.73
Discontinued operations	.01	.05

Net income per common Class A unit	$.58	$.78

INCOME PER CLASS A UNIT—DILUTED:
Income from continuing operations	$.54	$.70
Discontinued operations	.01	.05

Net income per Class A unit	$.55	$.75

11.   Comprehensive Income

        The following table sets forth the Company's comprehensive income:

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Net income	$114,194	$129,575
Preferred unit distributions	(32,926)	(29,050)

Net income applicable to Class A units	81,268	100,525
Other comprehensive income	3,305	91

Comprehensive income	$84,573	$100,616

12.   Commitments and Contingencies

        At March 31, 2004, the Company's $600,000,000 revolving credit facility had a zero balance, and the Company utilized $12,805,000 of availability under the facility for letters of credit and guarantees.

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

        The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) "acts of terrorism" as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets. In April 2004, the Company renewed its all risk policies and increased its coverage for Acts of Terrorism for each of its New York Office, CESCR Office and Merchandise Mart divisions. Below is a summary of the current all risk property insurance and terrorism risk insurance for each of the Company's business segments:

	Coverage Per Occurrence
	All Risk(1)	Sub-Limits for Acts of Terrorism
New York Office	$1,400,000,000	$750,000,000
CESCR Office	1,400,000,000	750,000,000
Retail	500,000,000	500,000,000
Merchandise Mart	1,400,000,000	750,000,000
Temperature Controlled Logistics	225,000,000	225,000,000

(1)
Limited as to terrorism insurance by the sub-limit shown in the adjacent column.

        In addition to the coverage above, the Company carries lesser amounts of coverage for terrorist acts not covered by the Terrorism Risk Insurance Act of 2002.

        The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than the Company is able to obtain, it could adversely affect the Company's ability to finance and/or refinance its properties and expand its portfolio.

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

13.   Stock-Based Compensation

        Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method (i.e. the difference between the price per unit at the grant date and the option exercise price). Accordingly, no stock-based compensation was recognized in the Company's consolidated financial statements for plan awards granted prior to 2003. If compensation cost for plan awards granted prior to 2003 had been determined based on fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below:

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per unit amounts)
Net income applicable to Class A units:
As reported	$81,268	$100,525
Stock-based compensation cost, net of minority interest	(1,138)	(1,384)

Pro-forma	$80,130	$99,141

Net income per share applicable to Class A units:
Basic:
As reported	$.58	$.78
Pro-forma	$.57	$.77
Diluted:
As reported	$.55	$.75
Pro-forma	$.55	$.74

14.   Retirement Plans

        The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Service cost	$—	$—
Interest cost	304	311
Expected return on plan assets	(267)	(279)
Amortization of prior service cost	53	51

Net periodic cost	$90	$83

  Employer Contributions

        During the quarter ended March 31, 2004, the Company made contributions of $510,000 to the plans. The Company anticipates additional contributions of $480,000 to the plans during the remainder of 2004.

15.   Related Party Transactions

        On March 10, 2004, the Company loaned $2,000,000 to Melvyn Blum, an executive officer of the Company, pursuant to the revolving credit facility contained in his January 2000 employment agreement. The loan bears interest at 1.57% per annum (the Federal rate) and is due on March 10, 2007.

16.   Segment Information

        The Company has four business segments: Office, Retail, Merchandise Mart Properties and Temperature Controlled Logistics.

	For The Three Months Ended March 31,
	2004							2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$312,668	$212,728	$37,180	$49,853	$—		$12,907	$296,189	$202,854	$33,665	$48,645	$—		$11,025
Straight-line rents:
Contractual rent increases	9,942	8,376	820	705	—		41	8,630	7,453	400	796	—		(19)
Amortization of free rent	434	(2,495)	2,011	920	—		(2)	2,357	473	1,767	117	—		—
Amortization of acquired below market leases, net	3,650	2,661	989	—	—		—	1,445	1,278	167	—	—		—

Total rentals	326,694	221,270	41,000	51,478	—		12,946	308,621	212,058	35,999	49,558	—		11,006
Expense reimbursements	48,324	28,123	15,385	4,078	—		738	43,262	23,782	13,853	4,782	—		845
Fee and other income:
Tenant cleaning fees	7,384	7,384	—	—	—		—	7,698	7,698	—	—	—		—
Management and leasing fees	6,052	5,728	293	14	—		17	2,278	2,090	176	—	—		12
Other	4,596	3,330	161	1,023	—		82	3,118	1,321	1,009	740	—		48

Total revenues	393,050	265,835	56,839	56,593	—		13,783	364,977	246,949	51,037	55,080	—		11,911

Operating expenses	154,366	98,602	18,496	25,250	—		12,018	146,374	91,793	18,934	24,869	—		10,778
Depreciation and amortization	56,620	39,167	6,086	7,435	—		3,932	50,640	36,021	4,161	7,103	—		3,355
General and administrative	30,845	11,552	2,955	5,035	—		11,303	27,235	8,158	2,374	4,785	—		11,918

Total expenses	241,831	149,321	27,537	37,720	—		27,253	224,249	135,972	25,469	36,757	—		26,051

Operating income (loss)	151,219	116,514	29,302	18,873	—		(13,470)	140,728	110,977	25,568	18,323	—		(14,140)
Income applicable to Alexander's	(2,528)	—	—	—	—		(2,528)	7,254	—	—	—	—		7,254
Income from partially-owned entities	13,113	523	747	120	2,541	(3)	9,182	23,234	618	(468)	6	5,852	(3)	17,226
Interest and other investment income	9,245	244	39	36	—		8,926	9,796	884	47	30	—		8,835
Interest and debt expense	(58,705)	(33,090)	(14,991)	(2,900)	—		(7,724)	(56,900)	(33,804)	(14,782)	(3,211)	—		(5,103)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776	188	—	—	188	—		—
Minority interest	247	—	—	—	—		247	(824)	(818)	—	—	—		(6)

Income from continuing operations	113,367	84,191	15,097	16,129	2,541	(3)	(4,591)	123,476	77,857	10,365	15,336	5,852	(3)	14,066
Discontinued operations	827	—	222	—	—		605	6,099	4,399	2,747	—	—		(1,047)

Net income	114,194	84,191	15,319	16,129	2,541		(3,986)	129,575	82,256	13,112	15,336	5,852		13,019
Interest and debt expense(2)	77,981	34,046	15,744	3,128	7,507		17,556	74,190	34,306	15,530	3,328	6,146		14,880
Depreciation and amortization(2)	71,296	39,950	6,750	7,569	8,688		8,339	66,110	37,637	5,011	7,191	8,749		7,522
Income Taxes	81	11	—	—	—		70	—	—	—	—	—		—

EBITDA(1)	$263,552	$158,198	$37,813	$26,826	$18,736		$21,979	$269,875	$154,199	$33,653	$25,855	$20,747		$35,421

See footnotes on page 19.

        Notes to segment information:

    (1)
    EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

    (2)
    Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

    (3)
    Net of rent not recognized of $6,465 and $3,376 for the three months ended March 31, 2004 and 2003.

    (4)
    Other EBITDA is comprised of:

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Newkirk MLP:
Equity in income of limited partnership	$15,268	$23,515
Interest and other income	2,924	2,106
Alexander's	1,599	8,995
Industrial warehouses	1,265	1,542
Palisades	1,674	638
Student Housing	536	628
Hotel Pennsylvania	294	(905)

	23,560	36,519
Minority interest expense	247	(6)
Unallocated general and administrative expenses	(10,022)	(10,883)
Investment income and other	8,194	9,791

Total	$21,979	$35,421

INDEPENDENT ACCOUNTANTS' REPORT

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty L.P. as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2003, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 7, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans," "will," "would," "may" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 under "Forward Looking Statements" and "Item 1. Business—Certain Factors That May Adversely Affect the Company's Business and Operations." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company's consolidated financial statements for the three months ended March 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

        The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. In addition, the Company has a 60% interest in a partnership that owns cold storage warehouses nationwide.

        The Company's business objective is to maximize Vornado Realty Trust's shareholder value. The Company measures its success in meeting this objective by Vornado Realty Trust's total return to its shareholders. Below is a table comparing Vornado's performance to the Morgan Stanley REIT Index ("RMS") for the following periods ending March 31, 2004:

	Total Return
	Vornado	RMS
Three-months	12.2%	12.1%
One-year	80.2%	51.6%
Three-years	104.9%	80.1%
Five-years	137.5%	127.8%
Ten-years	510.0%	227.9	%(1)

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

  •
  Developing/redeveloping the Company's existing properties to increase returns and maximize value.

        The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided. The Company's success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. The current economic recovery is fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending. To the extent this recovery stalls, the Company may experience lower occupancy rates which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in net income, funds from operations and cash flow. Alternatively, if the recovery continues, the Company may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in the Company's weighted average cost of capital and a corresponding effect on net income, funds from operations and cash flow.

Overview (continued)—Leasing Activity

        The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity. Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office			Merchandise Mart
	New York City	CESCR	Retail	Office	Showroom	Temperature Controlled Logistics
	(Square feet and cubic feet in thousands)
As of March 31, 2004:
Square feet	13,259	13,963	13,116	2,821	5,623	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	63	62	9	9	87
Occupancy rate	95.5%	93.7%	93.5%	92.1%	95.0%	67.5%
Leasing Activity:
Quarter ended March 31, 2004:
Square feet	360	765	236	43	368	—
Initial rent(1)	$40.20	$29.30	$19.80	$19.00	$21.76	—
Weighted average lease terms (years)	10.1	4.2	8.5	3.6	6.1	—
Rent per square foot on relet space:
Square feet	215	706	112	43	368	—
Initial rent(1)	$40.09	$29.84	$23.89	$19.00	$21.76	—
Prior escalated rent	$38.31	$30.36	$18.31	$26.47	$21.60	—
Percentage increase (decrease)	4.6%	(1.7)%	30.5%	(28.2)%	0.7%	—
Rent per square foot on space previously vacant:
Square feet	145	59	124	—	—	—
Initial rent(1)	$40.35	$22.82	$16.09	—	—	—
Tenant improvements and leasing commissions per square foot	$40.97	$12.08	$1.58	$6.77	$5.52	—
Tenant improvements and leasing commissions per square foot per annum(2)	$4.06	$2.88	$0.19	$1.88	$0.91	—
As of December 31, 2003:
Square feet	13,253	13,963	12,888	2,808	5,624	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	63	60	9	9	87
Occupancy rate	95.2%	93.9%	93.0%	92.6%	95.1%	76.2%
As of March 31, 2003:
Square feet	14,312	13,387	12,514	2,798	5,601	17,509
Cubic feet	—	—	—	—	—	441,500
Number of properties	21	55	62	9	9	88
Occupancy rate	95.9%	93.2%	87.5%	92.7%	95.3%	73.1%

(1)
Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)
May not be indicative of the amounts for the full year.

        In addition to the above, 22,000 square feet of retail space included in the NYC office properties was leased for the quarter ended March 31, 2004, at an initial rent of $149 per square foot.

  Critical Accounting Policies

        A summary of the Company's critical accounting policies is included in the Company's annual report on Form 10-K for the year ended December 31, 2003 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements, Note 2—Summary of Significant Accounting Policies also included in the Company's annual report on Form 10-K. There have been no significant changes to those policies during 2004.

        Reconciliation of Net Income and EBITDA

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2004 and 2003.

	For The Three Months Ended March 31, 2004
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$312,668	$212,728	$37,180	$49,853	$—		$12,907
Straight-line rents:
Contractual rent increases	9,942	8,376	820	705	—		41
Amortization of free rent	434	(2,495)	2,011	920	—		(2)
Amortization of acquired below market leases, net	3,650	2,661	989	—	—		—

Total rentals	326,694	221,270	41,000	51,478	—		12,946
Expense reimbursements	48,324	28,123	15,385	4,078	—		738
Fee and other income:
Tenant cleaning fees	7,384	7,384	—	—	—		—
Management and leasing fees	6,052	5,728	293	14	—		17
Other	4,596	3,330	161	1,023	—		82

Total revenues	393,050	265,835	56,839	56,593	—		13,783

Operating expenses	154,366	98,602	18,496	25,250	—		12,018
Depreciation and amortization	56,620	39,167	6,086	7,435	—		3,932
General and administrative	30,845	11,552	2,955	5,035	—		11,303

Total expenses	241,831	149,321	27,537	37,720	—		27,253

Operating income (loss)	151,219	116,514	29,302	18,873	—		(13,470)
Loss applicable to Alexander's	(2,528)	—	—	—	—		(2,528)
Income from partially-owned entities	13,113	523	747	120	2,541	(3)	9,182
Interest and other investment income	9,245	244	39	36	—		8,926
Interest and debt expense	(58,705)	(33,090)	(14,991)	(2,900)	—		(7,724)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776
Minority interest	247	—	—	—	—		247

Income (loss) from continuing operations	113,367	84,191	15,097	16,129	2,541		(4,591)
Discontinued operations	827	—	222	—	—		605

Net income	114,194	84,191	15,319	16,129	2,541		(3,986)
Interest and debt expense(2)	77,981	34,046	15,744	3,128	7,507		17,556
Depreciation and amortization(2)	71,296	39,950	6,750	7,569	8,688		8,339
Income taxes	81	11	—	—	—		70

EBITDA(1)	$263,552	$158,198	$37,813	$26,826	$18,736		$21,979

See footnotes on page 26.

	For The Three Months Ended March 31, 2003
	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
	(Amounts in thousands)
Property rentals	$296,189	$202,854	$33,665	$48,645	$—		$11,025
Straight-line rents:
Contractual rent increases	8,630	7,453	400	796	—		(19)
Amortization of free rent	2,357	473	1,767	117	—		—
Amortization of acquired below market leases, net	1,445	1,278	167	—	—		—

Total rentals	308,621	212,058	35,999	49,558	—		11,006
Expense reimbursements	43,262	23,782	13,853	4,782	—		845
Fee and other income:
Tenant cleaning fees	7,698	7,698	—	—	—		—
Management and leasing fees	2,278	2,090	176	—	—		12
Other	3,118	1,321	1,009	740	—		48

Total revenues	364,977	246,949	51,037	55,080	—		11,911

Operating expenses	146,374	91,793	18,934	24,869	—		10,778
Depreciation and amortization	50,640	36,021	4,161	7,103	—		3,355
General and administrative	27,235	8,158	2,374	4,785	—		11,918

Total expenses	224,249	135,972	25,469	36,757	—		26,051

Operating income (loss)	140,728	110,977	25,568	18,323	—		(14,140)
Income applicable to Alexander's	7,254	—	—	—	—		7,254
Income from partially-owned entities	23,234	618	(468)	6	5,852	(3)	17,226
Interest and other investment income	9,796	884	47	30	—		8,835
Interest and debt expense	(56,900)	(33,804)	(14,782)	(3,211)	—		(5,103)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	188	—	—	188	—		—
Minority interest	(824)	(818)	—	—	—		(6)

Income from continuing operations	123,476	77,857	10,365	15,336	5,852		14,066
Discontinued operations	6,099	4,399	2,747	—	—		(1,047)

Net income	129,575	82,256	13,112	15,336	5,852		13,019
Interest and debt expense(2)	74,190	34,306	15,530	3,328	6,146		14,880
Depreciation and amortization(2)	66,110	37,637	5,011	7,191	8,749		7,522

EBITDA(1)	$269,875	$154,199	$33,653	$25,855	$20,747		$35,421

See following page for footnotes.

Notes:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)
Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects amounts which are netted in income from partially-owned entities.

(3)
Net of rent not recognized of $6,465 and $3,376 for the three months ended March 31, 2004 and 2003.

(4)
Other EBITDA is comprised of:

	For The Three Months Ended March 31,
	2004		2003
	(Amounts in thousands)
Newkirk MLP:
Equity in income of limited partnership(A)	$15,268		$23,515
Interest and other income	2,924		2,106
Alexander's	1,599(B	)	8,995
Industrial warehouses	1,265		1,542
Palisades	1,674		638
Student Housing	536		628
Hotel Pennsylvania(C)	294		(905)

	23,560		36,519
Minority interest expense	247		(6)
Unallocated general and administrative expenses	(10,022)		(10,883)
Investment income and other	8,194		9,791

Total	$21,979		$35,421

(A)
EBITDA for the three months ended March 31, 2004, includes the Company's $1,917 share of gains on sale of real estate. EBITDA for the three months ended March 31, 2003, includes the Company's $8,000 share of gains on sale of real estate and early extinguishment of debt.

(B)
Includes Alexander's stock appreciation rights compensation expense, of which the Company's share was $9,913, based on a closing price for Alexander's stock of $160.00 on March 31, 2004 and the Company's $1,010 share of Alexander's loss on early extinguishment of debt.

(C)
Average occupancy and REVPAR were 64.2% and $55.26 for the three months ended March 31, 2004 compared to 53.4% and $45.38 for the prior year's quarter.

Results of Operations

Revenues

        The Company's revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $393,050,000 for the quarter ended March 31, 2004, compared to $364,977,000 in the prior year's quarter, an increase of $28,073,000. Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart	Other
Rentals:
Acquisitions:
2101 L Street	August 2003	$2,980		$2,980		$—	$—	$—
Bergen Mall	December 2003	2,465		—		2,465	—	—
Forest Plaza Shopping Center	February 2004	492		—		492	—	—
25 W. 14th Street	March 2004	67		—		67	—	—
Increase in amortization of acquired below market leases, net		2,205		1,383		822	—	—
Operations:
Hotel activity		1,306	(1)	—		—	—	1,306 (1)
Trade show activity		1,348	(2)	—		—	1,348 (2)	—
Leasing activity		7,210		4,849	(3)	1,155 (4)	572	634

Total increase in property rentals		18,073		9,212		5,001	1,920	1,940

Tenant expense reimbursements:
Acquisitions		1,691		162		1,529	—	—
Operations		3,371		4,179	(5)	3	(704)	(107)

Total increase (decrease) in tenant expense reimbursements		5,062		4,341		1,532	(704)	(107)

Fee and other income:
Acquisitions:
Kaempfer management and leasing fees		3,695		3,695		—	—	—
Increase (decrease) in:
Lease cancellation fee income		1,360		2,361		(876)	(125)	—
BMS tenant cleaning fees		(314)		(314)		—	—	—
Management and leasing fees		529		393		117	14	5
Other		(332)		(802)		28	408	34

Total increase (decrease) in fee and other income		4,938		5,333		(731)	297	39

Total increase in revenues		$28,073		$18,886		$5,802	$1,513	$1,872

(1)
Average occupancy and REVPAR were 64.2% and $55.26 for the three months ended March 31, 2004 compared to 53.4% and $45.38 for the prior year's quarter.

(2)
Primarily due to Spring Bridal Show which was held in the first quarter of 2004 vs. the second quarter 2003.

(3)
Reflects increases of $2,686 from New York City Office and $2,163 from CESCR. These increases resulted primarily from higher rents for space relet.

(4)
Resulted primarily from (i) an increase in the occupancy rate from 87.5% at March 31, 2003 to 93.5% at March 31, 2004 and (ii) higher rents for space relet.

(5)
Reflects higher reimbursements from tenants resulting primarily from increases in real estate taxes, utilities and repairs and maintenance. The increases in New York City and CESCR office were $2,410 and $1,769, respectively.

See Overview—Leasing Activity on page 23 for further details of leasing activity and corresponding changes in occupancy.

  Expenses

        The Company's expenses were $241,831,000 for the quarter ended March 31, 2004, compared to $224,249,000 in the prior year's quarter, an increase of $17,582,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	Office		Retail		Merchandise Mart	Other
Operating:
Acquisitions:
2101 L Street	$1,065	$1,065		$—		$—	$—
Bergen Mall	1,555	—		1,555		—	—
Forest Plaza Shopping Center	166	—		166		—	—
Hotel activity	1,985	—		—		—	1,985
Trade Show activity	1,329	—		—		1,329	—
Operations	1,892	5,744	(1)	(2,159	)(2)	(948)	(745)

	7,992	6,809		(438)		381	1,240

Depreciation and amortization:
Acquisitions	1,837	557		1,280		—	—
Operations	4,143	2,589	(3)	645	(3)	332	577

	5,980	3,146		1,925		332	577

General and administrative:
Acquisitions	1,037	1,037		—		—	—
Operations	2,573	2,357	(4)	581		250	(615)

	3,610	3,394		581		250	(615)

Total increase	$17,582	$13,349		$2,068		$963	$1,202

(1)
Results primarily from an increase in utilities, real estate taxes and repairs and maintenance, of which $2,674 relates to the New York City Office portfolio and $3,070 relates to the CESCR portfolio.

(2)
Results primarily from a decrease in allowance for bad debts which was recorded in the three months ended March 31, 2003, in connection with prior year's common area maintenance and tax billings related to former Bradlees' leases. These receivables were subsequently collected.

(3)
Primarily due to additions to buildings and improvements during 2003.

(4)
Of this increase (i) $941 results from severance primarily in connection with exiting the Washington, D.C. third-party tenant representation business and (ii) $288 results from advertising and promotional expenses at 640 Fifth Avenue which is in the final stages of re-development.

Income Applicable to Alexander's

        Equity in net loss applicable to Alexander's (loan interest income, management, leasing, development and commitment fees, and equity in income) was $2,528,000 in the quarter ended March 31, 2004, compared to income of $7,254,000 in the prior year's quarter, a decrease of $9,782,000. This decrease resulted from the Company's $9,913,000 share of Alexander's stock appreciation rights compensation expense and the Company's $1,010,000 share of Alexander's loss on early extinguishment of debt in the three months ended March 31, 2004, partially offset by income from the commencement of the lease with Bloomberg on November 15, 2003 at Alexander's 731 Lexington Avenue property.

Income from Partially-Owned Entities

        Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended March 31, 2004 and 2003:

	Total	Monmouth Mall	Temperature Controlled Logistics		Newkirk MLP		Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
	(Amounts in thousands)
For the three months ended:
March 31, 2004:
Revenues		$5,930	$29,631		$60,509		$328	$29,627

Expenses:
Operating, general and administrative		(2,165)	(1,952)		(2,392)		(810)	(12,073)
Depreciation		(1,047)	(14,121)		(12,344)		(176)	(4,793)
Interest expense		(1,506)	(12,512)		(20,725)		—	(8,140)
Other, net		(810)	744		8,007		—	(1,884)

Net income (loss)		$402	$1,790		$33,055		$(658)	$2,737

Company's interest		50%	60%		22.3%		80%	23%
Equity in net income	$9,423	201	$1,074		$7,813	(2)	(527)	639	223
Interest and other income	2,062	823	89		1,266		—	(116)	—
Fee income	1,628	250	1,378		—		—	—	—

Income from partially-owned entities	$13,113	$1,274	$2,541	(1)	$9,079		$(527)	$523	$223

March 31, 2003:
Revenues		$6,021	$32,915		$71,413		$327	$13,134

Expenses:
Operating, general and administrative		(2,937)	(1,794)		(2,831)		(702)	(5,769)
Depreciation		(998)	(14,244)		(10,133)		(316)	(2,281)
Interest expense		(1,497)	(10,244)		(27,589)		—	(2,821)
Other, net		(821)	636		36,520		(1,095)	127

Net (loss) income		$(232)	$7,269		$67,380		$(1,786)	$2,390

Company's interest		50%	60%		22.5%		80%	26%
Equity in net income	$18,847	$(116)	$4,361		$15,181	(2)	$(1,429)	$618	$232
Interest and other income	2,760	822	119		1,819		—	—	—
Fee income	1,627	255	1,372		—		—	—	—

Income from partially-owned entities	$23,234	$961	$5,852		$17,000		$(1,429)	$618	$232

(Decrease) increase in Income of partially-owned entities	$(10,121)	$313	$(3,311	)(1)	$(7,921	)(2)	$902 (3)	$(95)	$(9)

(1)
Due to lower cash rents received in the current quarter from the tenant (AmeriCold Logistics). The tenant has reported that (i) its revenue for the current quarter ended March 31, 2004 from the warehouses it leases from the Landlord, is lower than last year by 0.4%, and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $2,440 (a 6.1% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

(2)
Equity in income for the three months ended March 31, 2004, includes the Company's $1,917 share of gains on sale of real estate. Equity in income for the three months ended March 31, 2003, includes the Company's $8,000 share of gains on sale of real estate and early extinguishment of debt.

(3)
Equity in income for the three months ended March 31, 2003, includes the Company's $876 share of a net loss on disposition of leasehold improvements.

Interest and Other Investment Income

        Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $9,245,000 for the quarter ended March 31, 2004, compared to $9,796,000 in the prior year's quarter, a decrease of $551,000. This decrease resulted primarily from $6,284,000 of interest received in the first quarter of 2003 in connection with the Dearborn Center loan receivable repayment (of which $5,655,000 was contingent interest income), offset by interest income recognized in the first quarter of 2004, on the $225,000,000 GM Building mezzanine loans.

Interest and Debt Expense

        Interest and debt expense was $58,705,000 for the three months ended March 31, 2004, compared to $56,900,000 in the prior year's quarter, an increase of $1,805,000. This increase resulted primarily from higher average outstanding debt during the quarter ended March 31, 2004.

Net Gains on Disposition of Wholly-owned and Partially-owned Assets other than Real Estate

        Net gains on disposition of "wholly-owned and partially-owned assets other than depreciable real estate" reflects the Company's $776,000 share of gains on disposition of certain partially-owned development assets in the current quarter and a $188,000 gain on sale of Kinzie Park Condominium units in the prior year's quarter.

Discontinued Operations

        Assets related to discontinued operations at March 31, 2004, consist primarily of real estate, net of accumulated depreciation and represent the Company's retail properties located in Vineland, New Jersey, and Baltimore (Dundalk), Maryland as well as the Palisades located in Fort Lee, New Jersey. Liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000 at March 31, 2004 and December 31, 2003, respectively.

        The combined results of operations of the assets related to discontinued operations as well as the Company's Two Park Avenue office property, sold on October 10, 2003, which resulted in a net gain of $156,433,000, and Baltimore and Hagerstown, Maryland retail properties, which were sold on January 9, 2003 and November 3, 2003 (resulting in net gains of $2,644,000 and $1,945,000) are shown as discontinued operations. The following is a summary of the combined results of operations of these properties:

	For The Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Total revenues	$4,118	$12,028
Total expenses	3,291	8,573

Net income	827	3,455
Gain on sale of Baltimore	—	2,644

Income from discontinued operations	$827	$6,099

  Three Months Ended March 31, 2004 and March 31, 2003

        Below are the details of the changes by segment in EBITDA.

	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other
	(Amounts in thousands)
Three months ended March 31, 2003	$269,875	$154,199		$33,653	$25,855	$20,747		$35,421

2004 Operations:
Same store operations(1)		3,405		1,404	1,057	(1,975	)(3)
Acquisitions, dispositions and non-same store income and expenses		594		2,756	(86)	(36)

Three months ended March 31, 2004	$263,552	$158,198		$37,813	$26,826	$18,736		$21,979

% increase (decrease) in same store operations		2.3	%(2)	4.4%	4.1%	(9.5	)%(3)

(1)
Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)
EBITDA and the same store percentage increase were $81,530 and 1.9% for the New York office portfolio and $76,668 and 2.7% for the CESCR portfolio.

(3)
The Company reflects its 60% share of Vornado Crescent Portland Partnership's (the "Landlord") rental income it receives from AmeriCold Logistics, its tenant, which leases the underlying temperature controlled warehouses used in its business. The Company's joint venture does not recognize rental income unless earned and collection is assured or cash is received. The Company did not recognize $6,465 of rent it was due for the three months ended March 31, 2004, which together with previously deferred rent is $55,901. The tenant has advised the Landlord that (i) its revenue for the current quarter ended March 31, 2004 from the warehouses it leases from the Landlord, is lower than last year by 0.4%, and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $2,440 (a 6.1% decrease). This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased. In addition, the tenant had higher general and administrative expenses and lower other income.

Liquidity And Capital Resources

  Three Months Ended March 31, 2004

        Cash flows provided by operating activities of $157,146,000 was primarily comprised of (i) income of $114,194,000, (ii) adjustments for non-cash items of $36,726,000 and (iii) the net change in operating assets and liabilities of $6,226,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $58,465,000, (ii) write-off of preferred share and unit issuance costs of $3,895,000, partially offset by, (iii) the effect of straight-lining of rental income of $10,376,000, (iv) equity in net income of partially-owned entities and Alexander's of $10,585,000 and (v) amortization of acquired below market leases net of above market leases of $3,650,000.

        Net cash provided by investing activities of $68,614,000 was primarily comprised of (i) distributions from partially-owned entities of $147,394,000, (ii) repayments on notes and mortgages receivable of $38,500,000, partially offset by, (iii) capital expenditures of $29,744,000, (iv) development and redevelopment expenditures of $24,068,000, (v) investments in partially-owned entities of $5,102,000, and (vi) acquisitions of real estate of $54,422,000.

        Net cash used in financing activities of $255,284,000 was primarily comprised of (i) distributions to Class A unit holders of $120,142,000 (ii) repayments of borrowings of $160,183,000, (iii) redemption of preferred units of $112,467,000, (iv) distributions to preferred unit holders and minority partners of $32,926,000, partially offset by, (v) proceeds from borrowings of $150,427,000 and (vi) proceeds of $20,007,000 from the exercise by employees of unit options.

        Capital expenditures are categorized as follows:

  •
  Recurring—capital improvements expended to maintain a property's competitive position within the market and tenant improvements and leasing commissions for costs to re-lease expiring leases or renew or extend existing leases.

  •
  Non-recurring—capital improvements completed in the year of acquisition and the following two years which were planned at the time of acquisition and tenant improvements and leasing commissions for space which was vacant at the time of acquisition of a property.

  •
  Development and Redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

        Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2004. See page 23 for per square foot data.

	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
	(Amounts in thousands)
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$13,268	$1,220	$3,812	$79	$5,804	$2,353
Non-recurring	—	—	—	—	—	—

	13,268	1,220	3,812	79	5,804	2,353

Tenant improvements:
Recurring	18,579	10,033	6,119	218	2,209	—
Non-recurring	939	—	939	—	—	—

	19,518	10,033	7,058	218	2,209	—

Total	$32,786	$11,253	$10,870	$297	$8,013	$2,353

Leasing Commissions:
Recurring	$7,026	$4,716	$2,040	$154	$116	$—
Non-recurring	140	—	140	—	—	—

	$7,166	$4,716	$2,180	$154	$116	$—

Square feet leased	1,772	360	765	236	411	—

Total Capital Expenditures and Leasing Commissions—Accrual basis	$39,952	$15,969	$13,050	$451	$8,129	$2,353
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	18,751	7,831	9,119	1,067	734	—
Expenditures to be made in future periods for the current period	(21,963)	(13,092)	(7,873)	(347)	(651)	—

Total Capital Expenditures and Leasing Commissions — Cash basis	$36,740	$10,708	$14,296	$1,171	$8,212	$2,353

Development and Redevelopment:
Expenditures:
640 Fifth Avenue	$4,557	$4,557	$—	$—	$—	$—
4 Union Square South	7,320	—	—	7,320	—	—
Other	12,191	206	3,917	7,026	—	1,042

	$24,068	$4,763	$3,917	$14,346	$—	$1,042

  Three Months Ended March 31, 2003

        Cash flow provided by operating activities of $120,255,000 was primarily comprised of (i) income of $129,575,000, (ii) adjustments for non-cash items of $7,386,000, partially offset by (iii) the net change in operating assets and liabilities of $16,706,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $52,314,000, partially offset by (ii) the effect of straight-lining of rental income of $10,987,000, (iii) equity in net income of partially-owned entities and Alexander's of $30,488,000, and (iv) amortization of acquired below market leases net of above market leases of $1,445,000.

        Net cash used in investing activities of $21,221,000 was primarily comprised of (i) distributions from partially-owned entities of $8,284,000, (ii) repayments on notes receivable of $23,392,000, (iii) proceeds from the sale of real estate of $4,752,000, (iv) decrease in restricted cash of $2,562,000 partially offset by, (v) recurring capital expenditures of $16,872,000, (vi) non-recurring capital expenditures of $732,000, (vii) development and redevelopment expenditures of $12,942,000, (viii) investments in partially-owned entities of $15,592,000, and (ix) acquisitions of real estate of $13,000,000.

        Net cash used in financing activities of $130,343,000 was primarily comprised of (i) distributions to Class A unit holders of $88,464,000, (ii) distributions to preferred unit holders and minority partners of $30,227,000, (iii) repayments of borrowings of $59,442,000, partially offset by (iv) proceeds from borrowings of $47,000,000.

        Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2003.

	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
	(Amounts in thousands)
Capital Expenditures—Accrual basis:
Expenditures to maintain the assets:
Recurring	$7,964	$3,765	$470	$100	$2,261	$1,368
Non-recurring	218	—	218	—	—	—

	8,182	3,765	688	100	2,261	1,368

Tenant improvements:
Recurring	21,985	5,817	3,112	74	12,982	—
Non-recurring	514	—	514	—	—	—

	22,499	5,817	3,626	74	12,982	—

Total	$30,681	$9,582	$4,314	$174	$15,243	$1,368

Leasing Commissions:
Recurring	$4,784	$2,716	$287	$167	$1,614	$—
Non-recurring	401	—	401	—	—	—

	$5,185	$2,716	$688	$167	$1,614	$—

Square feet leased	1,445	235	563	110	537	—

Total Capital Expenditures and Leasing Commissions—Accrual basis	$35,866	$12,298	$5,002	$341	$16,857	$1,368
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	12,153	2,734	6,702	—	2,717	—
Expenditures to be made in future periods for the current period	(26,775)	(8,287)	(3,767)	—	(14,721)	—

Total Capital Expenditures and Leasing Commissions—Cash basis	$21,244	$6,745	$7,937	$341	$4,853	$1,368

Development and Redevelopment:
Expenditures:
640 Fifth Avenue	$4,890	$4,890	$—	$—	$—	$—
Other	8,052	5,227	1,169	1,831	116	(291)

	$12,942	$10,117	$1,169	$1,831	$116	$(291)

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2004 vs. Three Months Ended December 31, 2003

        Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2004 from the three months ended December 31, 2003.

	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
	(Amounts in thousands)
Three months ended December 31, 2003	$425,192	$310,418		$37,530	$31,173		$22,093	$23,978

2004 Operations:
Same store operations(1)		3,126		528	(2,438	)(4)	(2,021)
Acquisitions, dispositions and other non-same store income and expenses		(155,346	)(2)	(245)	(1,909)		(1,336)

Three months ended March 31, 2004	$263,552	$158,198		$37,813	$26,826		$18,736	$21,979

% increase (decrease) in same store operations		2.0	%(3)	1.6%	(8.4	%)(4)	(9.7%)

(1)
Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)
Primarily relates to the sale of Two Park Avenue on October 10, 2003, which resulted in a net gain of $156,433.

(3)
Same store percentage increase was 1.1% for the New York office portfolio, and 3.0% for the CESCR portfolio.

(4)
Primarily seasonality of operations.

        Below is a reconciliation of net income and EBITDA for the three months ended December 31, 2003.

	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
	(Amounts in thousands)
Net income (loss) for the three months ended December 31, 2003	$272,454	$234,947	$15,151	$17,653	$7,213	$(2,510)
Interest and debt expense	72,841	34,555	15,583	4,246	6,158	12,299
Depreciation and amortization	78,270	40,871	6,796	9,274	8,722	12,607
Income taxes	1,627	45	—	—	—	1,582

EBITDA for the three months ended December 31, 2003	$425,192	$310,418	$37,530	$31,173	$22,093	$23,978

  Acquisitions

        On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash, and $18,500,000 was debt assumed. The purchase was funded as part of Section 1031 tax-free "like kind" exchange with the remaining portion of the proceeds from the sale of the Company's Two Park Avenue property. Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum's supermarket.

        On March 19, 2004, the Company acquired a 62,000 square foot free-standing retail building located at 25 W. 14th Street in Manhattan for $40,000,000. The building, which was recently renovated, was 87% occupied as of March 31, 2004. This purchase will ultimately be funded as part of a Section 1031 tax-free "like-kind" exchange with a portion of the proceeds from the sale of the Company's Palisades Residential Complex which is expected to be completed by the third quarter of 2004.

  Dispositions

        On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

        On February 2, 2004, the Palisades Venture entered into an agreement to sell its only asset, a 538 unit high-rise residential apartment tower in Fort Lee, New Jersey, for $222,500,000. On February 27, 2004, the Company acquired the remaining 25% interest it did not previously own for approximately $17,000,000. The Company's gain on sale after closing costs will be approximately $70,000,000. The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2004.

  Financings

        On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units at a redemption price equal to $50.00 per unit for an aggregate of $27.5 million plus accrued distributions. The redemption amount exceeded the carrying amount by $700,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units, in accordance with the July 2003 EITF clarification of Topic D-42.

        On March 17, 2004, the Company redeemed all of its Series B Preferred Units at a redemption price equal to $25.00 per share for an aggregate of $85,000,000 plus accrued distributions. The redemption amount exceeded the carrying amount by $3,195,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units, in accordance with the July 2003 EITF clarification of Topic D-42.

        For details of the Company's financing activities see Note 7—Notes and Mortgages Payable.

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

        As of March 31, 2004, the Company has an interest rate swap as described in footnote 1 to the table below. In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

        The Company's exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

	As at March 31, 2004				As at December 31, 2003
	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
	(Amounts in thousands, except per unit amounts)
Wholly-owned debt:
Variable rate	$1,204,294	(1)	2.10%	$12,043	$1,270,899	2.22%
Fixed rate	2,994,409		6.98%	—	2,913,486	7.19%

	$4,198,703		5.58%	12,043	$4,184,385	5.68%

Partially-owned debt:
Variable rate	$226,023		3.96%	2,260	$153,140	3.64%
Fixed rate	879,645		6.75%	—	777,427	7.07%

	$1,105,668		6.18%	2,260	$930,567	6.51%

Total decrease in the Company's annual net income				$14,303

Per Class A unit-diluted				$.10

(1)
Includes $532,009 for the Company's senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (2.18% if set on March 31, 2004). In accordance with SFAS 133, as amended, the Company is required to fair value the debt at each reporting period. At March 31, 2004, the fair value adjustment was $32,474, and is included in the balance of the senior unsecured notes above.

        The fair value of the Company's debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $113,199,000 at March 31, 2004.

Item 4. Controls and Procedures

        Disclosure Controls and Procedures: The management of Vornado (the Company's sole general partner), with the participation of Vornado's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

        The following supplements and amends the discussion set forth under Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York. On June 30, 2003, the District Court ordered that the case be placed in suspension and ordered the parties to proceed in a related case that the Company commenced in the United States Bankruptcy Court for the Southern District of New York. On July 24, 2003, the Bankruptcy Court referred the related case to mediation. The mediation has not been concluded. If this matter is not resolved through mediation, the hearing will reconvene in the Bankruptcy Court. The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop's complaint.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

        During the three months ended March 31, 2004, the Company issued 6,922,017 Class A Units in exchange for certain of the preferred units of the Company. Of these Class A units, 5,679,727 were issued to the holder of the Company's Series E-1 preferred units in a 1 for 1.1364 exchange of the Series E-1 preferred units. All of the Class A units were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

  (b)
  Reports on Form 8-K:

    During the three months ended March 31, 2004, the Company did not file any reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P. (Registrant)
	By:	Vornado Realty Trust, sole general partner
Date: May 7, 2004	By:
/s/  JOSEPH MACNOW
Joseph Macnow, Executive Vice President—Finance and Administration and Chief Financial Officer of Vornado Realty Trust, sole general partner of Vornado Realty L.P. (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1	—	Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993—Incorporated by reference to Exhibit 3(a) to Vornado's Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993	*
3.2	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996—Incorporated by reference to Exhibit 3.2 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002	*
3.3	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997—Incorporated by reference to Exhibit 3.3 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002	*
3.4	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997—Incorporated by reference to Exhibit 3.2 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.5	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998—Incorporated by reference to Exhibit 3.5 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.6	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.7	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000—Incorporated by reference to Exhibit 3.5 to Vornado's Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000	*
3.8	—
		Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000—Incorporated by reference to Exhibit 4.6 to Vornado's Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*
3.9	—
		Articles of Amendment of Declaration of Trust of Vornado dated May 31, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002—incorporated by reference to Exhibit 3.9 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954) filed on August 7, 2002	*

* Incorporated by reference.

3.10	—	Articles of Amendment of Declaration of Trust of Vornado dated June 6, 2002, as filed with the Department of Assessments and Taxation of the State of Maryland on June 13, 2002—incorporated by reference to Exhibit 3.10 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
3.11	—
		Articles Supplementary Classifying Vornado's $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share—Incorporated by reference to Exhibit 3.11 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No.001-11954), filed on May 8, 2003	*
3.12	—
		Articles Supplementary Classifying Vornado's $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997—Incorporated by reference to Exhibit 3.10 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002	*
3.13	—
		Articles Supplementary Classifying Vornado's Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the "Series D-1 Preferred Shares")—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998	*
3.14	—
		Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999	*
3.15	—
		Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.3 of Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999	*
3.16	—
		Articles Supplementary Classifying Vornado's Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 3.7 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999	*
3.17	—
		Articles Supplementary Classifying Vornado Realty Trust's Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.18	—
		Articles Supplementary Classifying Vornado's Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*
3.19	—
		Articles Supplementary Classifying Vornado's Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*

* Incorporated by reference.

3.20	—	Articles Supplementary Classifying Vornado's Series D-5 8.25% Cumulative Redeemable Preferred Shares—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999	*
3.21	—
		Articles Supplementary Classifying Vornado's Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000	*
3.22	—
		Articles Supplementary Classifying Vornado's Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000	*
3.23	—
		Articles Supplementary Classifying Vornado's Series D-8 8.25% Cumulative Redeemable Preferred Shares—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000	*
3.24	—
		Articles Supplementary Classifying Vornado's Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*
3.25	—
		Articles Supplementary Classifying Vornado's Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003 (incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003)	*
3.26	—
		Amended and Restated Bylaws of Vornado, as amended on March 2, 2000—Incorporated by reference to Exhibit 3.12 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
3.27	—
		Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the "Partnership Agreement")—Incorporated by reference to Exhibit 3.26 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.28	—
		Amendment to the Partnership Agreement, dated as of December 16, 1997—Incorporated by reference to Exhibit 3.27 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.29	—
		Second Amendment to the Partnership Agreement, dated as of April 1, 1998—Incorporated by reference to Exhibit 3.5 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*
3.30	—
		Third Amendment to the Partnership Agreement, dated as of November 12, 1998—Incorporated by reference to Exhibit 3.2 of Vornado's Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998	*
3.31	—
		Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999	*

* Incorporated by reference.

3.32	—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999	*
3.33	—
		Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.34	—
		Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999—Incorporated by reference to Exhibit 3.3 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.35	—
		Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999	*
3.36	—
		Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.3 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*
3.37	—
		Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999—Incorporated by reference to Exhibit 3.4 to Vornado's Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999	*
3.38	—
		Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999	*
3.39	—
		Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000	*
3.40	—
		Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000	*
3.41	—
		Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000—Incorporated by reference to Exhibit 3.2 to Vornado's Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000	*
3.42	—
		Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000—Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust's Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*
3.43	—
		Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001—Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*
3.44	—
		Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001—Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

* Incorporated by reference.

3.45	—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002—Incorporated by reference to Exhibit 3.1 to Vornado's Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*
3.46	—
		Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002—Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
3.47	—
		Twentieth Amendment to the Partnership Agreement, dated April 9, 2003—Incorporated by reference to Exhibit 3.27 to Vornado's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
3.48	—
		Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003—Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*
3.49	—
		Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003—Incorporated by reference to Exhibit 3.49 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2003, (File No. 001-11954), filed on March 3, 2004	*
4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.24 to this Quarterly Report on Form 10-Q)	*
4.2	—
		Specimen certificate representing Vornado's Common Shares of Beneficial Interest, par value $0.04 per share—Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No. 33-62395), filed on October 26, 1995	*
4.3	—
		Specimen certificate representing Vornado's $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value—Incorporated by reference to Exhibit 4.3 to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*
4.4	—
		Specimen certificate evidencing Vornado's Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999	*
4.5	—
		Specimen certificate evidencing Vornado's 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999	*
4.6	—
		Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc.—Incorporated by reference to Exhibit 10.48 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
4.7	—
		Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee—Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.'s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002	*

* Incorporated by reference.

4.8	—	Officer's Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002—Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*
10.1	—
		Vornado Realty Trust's 1993 Omnibus Share Plan, as amended—Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust's registration statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*
10.2	—
		Second Amendment, dated as of June 12, 1997, to Vornado's 1993 Omnibus Share Plan, as amended—Incorporated by reference to Vornado's Registration Statement on Form S-8 (File No. 333-29011), filed on June 12, 1997	*
10.3	—
		Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992—Incorporated by reference to Vornado's Quarterly Report on Form 10-Q for quarter ended March 31, 1992 (File No. 001-11954), filed on May 8, 1992	*
10.4	—
		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of November 24, 1993 made by each of the entities listed therein, as mortgagors to Vornado Finance Corp., as mortgagee—Incorporated by reference to Vornado's Current Report on Form 8-K dated November 24, 1993 (File No. 001-11954), filed on December 1, 1993	*
10.5**	—
		Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998—Incorporated by reference to Exhibit 10.7 to Vornado's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed on November 12, 1998	*
10.6**	—
		Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 10 (c)3 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997	*
10.7	—
		Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.8	—
		Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.9	—
		Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.10	—
		Real Estate Retention Agreement between Vornado, Inc., Keen Realty Consultants, Inc. and Alexander's, Inc., dated as of July 20, 1992 —Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed on February 16, 1993	*
10.11	—
		Amendment to Real Estate Retention Agreement dated February 6, 1995—Incorporated by reference to Exhibit 10(f)2 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.12	—	Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander's Retention Agreement—Incorporated by reference to Vornado's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed on March 24, 1994	*
10.13	—
		Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Exhibit 2.1 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.14	—
		Management and Development Agreement, dated as of February 6, 1995—Incorporated by reference to Exhibit 99.1 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.15	—
		Standstill and Corporate Governance Agreement, dated as of February 6, 1995—Incorporated by reference to Exhibit 99.3 to Vornado's Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995	*
10.16	—
		Credit Agreement, dated as of March 15, 1995, among Alexander's Inc., as borrower, and Vornado Lending Corp., as lender—Incorporated by reference to Exhibit 10(f) 7 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001—11954), filed on March 23, 1995	*
10.17	—
		Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association—Incorporated by reference to Exhibit 10(f)8 to Vornado's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995	*
10.18	—
		Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc. -Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998	*
10.19	—
		Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note —Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado Operating, Inc.'s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998	*
10.20	—
		Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.2 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*
10.21	—
		Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik —Incorporated by reference to Exhibit 10.3 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*
10.22**	—
		Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum —Incorporated by reference to Exhibit 10.4 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*
10.23	—
		Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent Incorporated and Crescent Real Estate Equities, Limited Partnership—Incorporated by reference to Exhibit 99.6 to Vornado's Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.24	—	Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors Signatory—thereto—Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc.—Incorporated by reference to Exhibit 10.34 to Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998	*
10.25	—
		Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser—Incorporated by reference to Exhibit 10.35 to Vornado's Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998	*
10.26	—
		Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan Bank, as Administrative Agent—Incorporated by reference to Exhibit 10 to Vornado's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed on August 13, 1998	*
10.27	—
		Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein—Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado's Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998	*
10.28	—
		Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein—Incorporated by reference to Exhibit 10.1 to Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999	*
10.29	—
		Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein—Incorporated by reference to Exhibit 10.2 of Vornado's Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999	*
10.30	—
		Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee)—Incorporated by reference to Exhibit 10.47 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
10.31**	—
		Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum—Incorporated by reference to Exhibit 10.49 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
10.32**	—
		Deferred Stock Agreement, dated December 29, 2000, between Vornado Realty Trust and Melvyn Blum—Incorporated by reference to Exhibit 10.32 to Vornado's Annual Report on Form 10-K for the period ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.33	—
		First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999—Incorporated by reference to Exhibit 10.50 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*
10.34	—
		Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust—Incorporated by reference to Exhibit 10.51 to Vornado's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.35	—	Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank—Incorporated by reference to Exhibit 10.54 to Vornado's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954), filed on May 5, 2000	*
10.36	—
Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc.—Incorporated by reference to Exhibit 2.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002 *
10.37	—
		Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.1 to Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002	*
10.38	—
		Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto—Incorporated by reference to Exhibit 10.2 to Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002	*
10.39	—
		Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C.—Incorporated by reference to Exhibit 10.3 to Vornado's Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002	*
10.40**	—
		Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002	*
10.41**	—
		First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.42**	—
		First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.43**	—
		Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.44**	—
		2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.45**	—
		First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002—Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.46**	—	First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996—Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.47**	—
		Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996—Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.48**	—
		First Amendment, dated September 17, 2002, to the Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996—Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002	*
10.49	—
		Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending L.L.C. (evidencing a $50,000,000 line of credit facility)—Incorporated by reference to Exhibit 10(i)(B)(3) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.50	—
		Credit Agreement, dated July 3, 2002, between Alexander's and Vornado Lending L.L.C. (evidencing a $35,000,000 loan)—Incorporated by reference to Exhibit 10(i)(B)(4) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.51	—
		Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo- and Vereinsbank AG, New York Branch, as Agent for the Lenders—Incorporated by reference to Exhibit 10(i)(C)(5) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.52	—
		Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty L.P.—Incorporated by reference to Exhibit 10(i)(C)(8) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.53	—
		Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty L.P. —Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.54	—
		59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC—Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.55	—
		Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*
10.56	—
		59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp.—Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander's Inc.'s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.57	—	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992 —Incorporated by reference to Exhibit 5 to Interstate Properties' Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002	*
10.58	—	Vornado Realty Trust's 2002 Omnibus Share Plan—Incorporated by reference to Exhibit 4.2 to Vornado's Registration Statement on Form S-8 (File No. 333-102216), filed on December 26, 2002	*
10.59	—
		First Amended and Restated Promissory Note from Michael D Fascitelli to Vornado Realty Trust, dated December 17, 2001—Incorporated by reference to Exhibit 10.59 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.60**	—
		Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002—Incorporated by reference to Exhibit 10.60 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.61**	—
		Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003—Incorporated by reference to Exhibit 10.61 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.62**	—
		Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003—Incorporated by reference to Exhibit 10.62 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003	*
10.63**
		Employment agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003—Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*
10.64	—
		Revolving Credit Agreement, dated as of July 2, 2003 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and JPMorgan Chase Bank (as Administrative Agent), Bank of America, N.A. and Citicorp North American, Inc., Deutsche Bank Trust Company Americas and Fleet National Bank, and JPMorgan Chase Bank (in its individual capacity)—Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*
10.65	—
		Guaranty of Payment, made as of July 2, 2003, by Vornado Realty Trust, for the benefit of JPMorgan Chase Bank—Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003	*
10.66	—
		Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Unit Holders named therein—Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

* Incorporated by reference.

** Management contract or compensatory agreement.

10.67	—	Second Amendment to the Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Unit Holders named therein—Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*
10.68	—
		Registration Rights Agreement, dated November 17, 2003, between Vornado Realty Trust and Bel Holdings L.L.C.—Incorporated by reference to Exhibit 10.68 to Vornado's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*
10.69	—
		Registration Rights Agreement, dated April 9, 2003, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto —Incorporated by reference to Exhibit 10.1 to Vornado's Registration Statement on Form S-3 (File No. 333-114807), filed on April 23, 2004	*
10.70**	—
		Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of February 4, 2002—Incorporated by reference to Exhibit 10.70 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.71**	—
		First Amendment to the Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of December 12, 2003 —Incorporated by reference to Exhibit 10.71 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.72**	—
		Deferred Stock Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of March 4, 2002—Incorporated by reference to Exhibit 10.70 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
10.73**	—
		Promissory Note from Melvyn Blum to Vornado Realty Trust, dated March 11, 2004—Incorporated by reference to Exhibit 10.73 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004	*
15.1	—	Letter regarding unaudited interim financial information
31.1	—	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of the Chief Executive Officer
32.1	—	Section 1350 Certification of the Chief Financial Officer

* Incorporated by reference.

** Management contract or compensatory agreement.

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K