Form 10-Q
period 2004-09-30
VORNADO REALTY LP
filed 2004-11-08
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File Number:  000-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

☒ Yes    ☐ No

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)

	(UNAUDITED)
	September 30, 2004	December 31, 2003

ASSETS
Real estate, at cost:
Land	$1,575,211	$1,503,965
Buildings and improvements	6,316,899	6,038,275
Development costs and construction in progress	148,766	133,915
Leasehold improvements and equipment	90,954	72,297
Total	8,131,830	7,748,452
Less accumulated depreciation and amortization	(1,017,452)	(869,849)
Real estate, net	7,114,378	6,878,603
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $40,150 and $30,310	212,074	320,542
Escrow deposits and restricted cash	206,482	161,833
Marketable securities	148,051	81,491
Investments and advances to partially-owned entities, including Alexander’s of $205,075 and $207,872	771,893	900,600
Due from officers	21,743	19,628
Accounts receivable, net of allowance for doubtful accounts of $12,960 and $15,246	88,449	83,913
Notes and mortgage loans receivable	490,468	285,965
Receivable arising from the straight-lining of rents, net of allowance of $2,551 and $2,830	311,901	267,848
Other assets	385,864	376,801
Assets related to discontinued operations	908	141,704
TOTAL ASSETS	$9,752,211	$9,518,928

LIABILITIES AND PARTNERS’ CAPITAL
Notes and mortgages payable	$3,261,112	$3,339,365
Senior unsecured notes due 2007 through 2010	967,454	725,020
Revolving credit facility	—	—
Accounts payable and accrued expenses	242,970	226,100
Officers’ compensation payable	35,246	23,349
Deferred credit	103,049	74,253
Other liabilities	11,482	11,982
Liabilities related to discontinued operations	—	120,000
Total liabilities	4,621,313	4,520,069
Minority interest	2,077	3,055
Commitments and contingencies
Partners’ Capital:
Equity	5,040,109	4,982,630
Retained earnings (deficit)	21,100	(38,497)
	5,061,209	4,944,133
Deferred compensation units earned but not yet delivered	69,229	70,610
Deferred compensation units issued but not yet earned	(10,819)	(7,295)
Accumulated other comprehensive income (loss)	13,906	(6,940)
Due from officers for purchase of Class A units of beneficial interest	(4,704)	(4,704)
Total partners’ capital	5,128,821	4,995,804
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$9,752,211	$9,518,928

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per unit amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rentals	$341,113	$318,516	$1,004,108	$937,777
Expense reimbursements	48,793	46,390	141,815	133,631
Fee and other income	26,944	15,262	64,031	44,872
Total revenues	416,850	380,168	1,209,954	1,116,280

Expenses:
Operating	161,132	148,843	459,756	434,860
Depreciation and amortization	59,981	51,871	175,013	155,497
General and administrative	29,774	31,972	90,652	86,642
Costs of acquisition not consummated	1,475	—	1,475	—
Total expenses	252,362	232,686	726,896	676,999

Operating income	164,488	147,482	483,058	439,281
Income applicable to Alexander’s	1,127	739	4,377	12,341
Income from partially-owned entities	9,826	11,132	33,642	54,165
Interest and other investment income	17,813	2,800	36,667	16,224
Interest and debt expense	(61,163)	(56,261)	(176,989)	(170,798)
Net gain (loss) on disposition of wholly-owned and partially-owned assets other than real estate	—	499	776	(607)
Minority interest	87	(268)	212	(1,079)
Income from continuing operations	132,178	106,123	381,743	349,527
Income from discontinued operations	9,795	5,534	78,384	16,588
Net income	141,973	111,657	460,127	366,115
Preferred unit distributions	(21,334)	(28,723)	(75,354)	(86,823)
NET INCOME applicable to class A units	$120,639	$82,934	$384,773	$279,292

NET INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$.76	$.59	$2.14	$2.01
Income from discontinued operations	.07	.04	.54	.13
Net income per class A unit	$.83	$.63	$2.68	$2.14

NET INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$.73	$.57	$2.06	$1.96
Income from discontinued operations	.07	.04	.52	.12
Net income per class A unit	$.80	$.61	$2.58	$2.08

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For The Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$460,127	$366,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including debt issuance costs)	180,226	159,651
Minority interest	(212)	1,079
Gains on sale of real estate	(75,755)	(3,411)
Straight-lining of rental income	(44,826)	(31,785)
Equity in income of partially-owned entities	(33,642)	(54,165)
Amortization of acquired below market leases, net	(11,492)	(6,914)
Equity in income of Alexander’s	(4,377)	(12,341)
Costs of acquisition not consummated	1,475	—
Net (gain) loss on disposition of wholly-owned and partially-owned assets other than real estate	(776)	607
Changes in operating assets and liabilities	847	6,772
Net cash provided by operating activities	471,595	425,608

Cash Flows From Investing Activities:
Investments in notes and mortgage loans receivable	(246,005)	(7,300)
Acquisitions of real estate and other	(194,399)	(31,189)
Proceeds from sale of real estate	233,347	5,436
Distributions from partially-owned entities	173,365	42,027
Development costs and construction in progress	(87,798)	(102,254)
Additions to real estate	(81,413)	(78,353)
Investments in marketable securities	(45,509)	(10,419)
Cash restricted for escrows and deposits	(44,649)	142,363
Repayment of notes and mortgage loans receivable	38,500	26,092
Investments in partially-owned entities	(6,220)	(10,360)
Acquisition of Building Maintenance Service Company	—	(13,000)
Acquisition of Kaempfer Management Company	—	(27,622)
Net cash used in investing activities	(260,781)	(64,579)

Cash Flows From Financing Activities:
Repayments of borrowings	(542,297)	(593,780)
Proceeds from borrowings	575,158	448,987
Distributions to Class A unitholders	(325,176)	(227,079)
Redemption of perpetual preferred units	(112,467)	—
Proceeds from issuance of perpetual preferred units	106,655	—
Distributions to preferred unitholders	(75,354)	(127,973)
Exercise of unit options	54,199	54,474
Net cash used in financing activities	(319,282)	(445,371)
Net decrease in cash and cash equivalents	(108,468)	(84,342)
Cash and cash equivalents at beginning of period	320,542	208,200
Cash and cash equivalents at end of period	$212,074	$123,858
Supplemental Disclosure Of Cash Flow Information:
Cash payments for interest (including capitalized interest of $5,003 and $3,565)	$113,382	$179,098
Non-Cash Transactions:
Financing assumed in acquisitions	18,500	—
Unrealized gain on securities available for sale	20,544	8,698
Capitalized leasing and development payroll	4,859	2,484

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”), is the sole general partner of, and owned approximately 86.8% of the limited partnership interest in, the Operating Partnership at September 30, 2004. All references to “We,” “Us,” and “Company” refer to the Operating Partnership and its consolidated subsidiaries.

2.              Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. as well as certain entities in which the Company owns (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”), which became effective on March 31, 2004.  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20% but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting may be reduced.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  For all other investments, the Company uses the cost method.

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

3.              Recently Issued Accounting Standards

FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities (“FIN 46R”)

In January 2003, the FASB issued FIN 46, as amended in December 2003 by FIN 46R, which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004.  FIN 46R requires the consolidation of an entity by an enterprise known as a “primary beneficiary,” (i) if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, if they occur, receive a majority of the entity’s expected residual returns, if they occur, or both and (ii) if the entity is a variable interest entity (“VIE”), as defined.  An entity qualifies as a VIE if (i) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the equity investors do not have the characteristics of a controlling financial interest in the entity.  The initial determination of whether an entity is a VIE shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined.  The Company has evaluated each partially-owned entity to determine whether any qualify as a VIE, and if so, whether the Company is the primary beneficiary, as defined.  The Company has determined that its investment in Newkirk Master Limited Partnership (“Newkirk MLP”), in which it owns a 22.3% equity interest (see Note 5 – Investments and Advances to Partially-Owned Entities), qualifies as a VIE.  However, the Company has also determined that it is not the primary beneficiary and accordingly, consolidation is not required.  The Company’s maximum exposure to loss as a result of its involvement in Newkirk MLP is limited to its equity investment of approximately $153,758,000, as of September 30, 2004.  In addition, the Company has variable interests in certain other entities which are primarily financing arrangements.  The Company has evaluated these entities in accordance with FIN 46R and has determined that they are not VIEs.  Based on the Company’s evaluations, the adoption of FIN 46R on March 31, 2004 did not have a material effect on its consolidated financial statements.

4.              Acquisitions, Dispositions and Financings

Acquisitions

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed.  The purchase was funded as part of a Section 1031 tax-free “like-kind” exchange with the remaining portion of the proceeds from the sale of the Company’s Two Park Avenue property.  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum’s supermarket.  The operations of Forest Plaza are consolidated into the accounts of the Company from the date of acquisition.

On March 19, 2004, the Company acquired a 62,000 square foot freestanding retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.  The operations of 25 W. 14th Street are consolidated into the accounts of the Company from the date of acquisition.

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent.  The purchase price of $21,500,000 was paid in cash.  The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option.  The land under the hotel was acquired in 1999.  The operations of the hotel are consolidated into the accounts of the Company from the date of acquisition.

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.3% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.  The operations of this portfolio are consolidated into the accounts of the Company from the date of acquisition.  The Company’s share of gain recognized by Newkirk MLP on this transaction was $7,119,000 and was reflected as an adjustment to the Company’s basis in its investment in Newkirk MLP and not recognized as income.

On August 30, 2004, the Company acquired a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000.  The property is located at 99-01 Queens Boulevard and its principal tenants are Rite Aid and Fleet Bank.  The operations of this property are consolidated into the accounts of the Company from the date of acquisition.

The acquisitions of 25 West 14th Street, the Crystal City Marriott, the Stater Brothers real estate portfolio, and the Queens Boulevard properties were funded as part of a Section 1031 tax-free “like-kind” exchange with a portion of the proceeds from the sale of the Company’s Palisades Residential Complex (see Dispositions).

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrue on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%, and the Company receives a monthly cash payment of 8.0% on the weighted average amount funded.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  As a result of GMH Communities Trust (“GCT”) initial public offering (“IPO”) discussed below, these warrants entitle the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit.  As of September 30, 2004, the Company has funded $80,378,000 of its commitment, which is included in Notes and Mortgage Loans Receivable on the Company’s consolidated balance sheet.  In October 2004, the Company funded an additional $33,399,000 of the commitment.

On November 3, 2004, GCT closed its IPO at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, the $113,777,000 funded of the Company’s $159,000,000 commitment has been repaid, together with accrued distributions of $13,381,000.  The Company also exercised warrants to purchase 6,666,667 limited partnership units at a price of $7.50 per unit, or $50,000,000 in total.  The Company has recorded a gain of approximately $29,500,000 on the acquisition of these units which is the difference between cost (exercise price of $7.50 plus $0.08 warrant purchase price allocation) and the $12.00 market price.  In addition, the Company retains warrants to purchase an additional 5,496,724 limited partnership units of GMH or common shares of GCT at a price of $9.10 per unit or share through May 2, 2006.  Until these warrants are exercised or sold, they will be marked-to-market at the end of each reporting period and the resulting gain or loss will be recognized in earnings.

Of the $46,033,000 of income the Company recorded from these transactions, $5,527,000 was recognized in the quarter ended September 30, 2004 and $40,506,000 will be recognized in the fourth quarter of 2004 (in addition to the unrealized gain on the mark-to-market of the remaining warrants and the Company’s pro rata share of GMH’s net income or loss).

Further, in connection with the IPO, the Company contributed its 90% interest in Campus Club Gainesville, which it acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units.

Of the Company’s GMH units, 6,666,667 may be converted into an equivalent number of common shares of GCT commencing on May 2, 2005 and 671,190 units may be converted commencing on November 2, 2005.  The Company has agreed not to sell any common shares or units it owns or may acquire until May 2, 2005.

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot retail property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan for 90 days with interest at 10% per annum.  Upon refinancing of the bridge loan, the Company will be repaid $15,106,000 and the balance of $8,894,000 will remain in the venture as additional equity.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a gain on sale after closing costs of $65,905,000.  All or a portion of the proceeds from the sale will be reinvested pursuant to Section 1031 tax-free “like kind” exchanges, including certain of the acquisitions described above.  On February 27, 2004, the Company had acquired the remaining 25% interest in the Palisades venture it did not previously own for approximately $17,000,000 in cash.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.  All of the proceeds from the sale were deposited into an account to permit Section 1031 tax-free “like-kind” exchange investments.

Net gain on disposition of wholly-owned and partially-owned assets other than depreciated real estate of $776,000 for the nine months ended September 30, 2004 represents a gain on sale of certain partially-owned development property.  Net loss on disposition of wholly-owned and partially-owned assets other than depreciated real estate of $607,000 the nine months ended September 30, 2003 includes the Company’s $1,388,000 share of loss on settlement of guarantees with affiliates of Primestone Investment Partners, partially offset by gains on sale of condominiums and land parcels of $282,000 and $499,000, respectively.

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

On March 17, 2004, the Company redeemed all of its Series B Preferred Units at a redemption price equal to $25.00 per unit for an aggregate of $85,000,000 plus accrued distributions.  The redemption amount exceeded the carrying amount by $3,195,000, representing the original issuance costs.  Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units, in accordance with the July 2003 EITF clarification of Topic D-42.

On May 27, 2004, the Company sold $35,000,000 of 7.2% Series D-11 Cumulative Redeemable Preferred Units to an institutional investor in a private placement. These perpetual preferred units may be called without penalty at the Company’s option commencing in May 2009.

On August 16, 2004, the Company completed a public offering of $250,000,000 aggregate principal amount of 4.50% senior unsecured notes due August 15, 2009.  Interest on the notes is payable semi-annually on February 15, and August 15, commencing February 15, 2005.  The notes were priced at 99.797% of their face amount to yield 4.546%.  The notes are subject to the same financial covenants as the Company’s previously issued senior unsecured debt.

On August 18, 2004, the Company sold $75,000,000 of 7.0% Series E Cumulative Redeemable Preferred Units at a price of $25.00 per unit.  The Company may redeem the Series E Preferred Units at a redemption price of $25.00 per unit after August 20, 2009.

5.              Investments and Advances to Partially-Owned Entities

The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

Investments:

(Amounts in thousands)	September 30, 2004	December 31, 2003
Temperature Controlled Logistics	$302,696	$436,225
Alexander’s	205,075	207,872
Newkirk MLP	153,758	138,762
Partially-Owned Office Buildings	45,543	44,645
Monmouth Mall Joint Venture	29,854	30,612
Starwood Ceruzzi Joint Venture	19,002	23,821
Other	15,965	18,663
	$771,893	$900,600

Equity in Income (loss):

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
(Amounts in thousands)	2004		2003	2004		2003
Income applicable to Alexander’s:
33% share of equity in income before stock appreciation rights compensation expense	$4,788		$1,628	$9,817		$4,698
33% share of stock appreciation rights compensation expense	(8,796)		(6,192)	(20,880)		(9,477)
33% share of equity in net loss	(4,008	)(1)	(4,564)	(11,063	)(1)	(4,779)
Interest income (2)	2,039		2,666	6,637		7,760
Development and guarantee fees (2)	925		1,548	2,991		6,107
Management and leasing fees (2)	2,171		1,089	5,812		3,253
	$1,127		$739	$4,377		$12,341
Temperature Controlled Logistics:
60% share of equity in net income	$1,298		$901	$1,167		$6,578
Management fees	1,393		1,398	4,148		4,151
Other	90		102	289		474
	2,781		2,401	5,604		11,203

Newkirk MLP:
22.3% share of equity in income	4,904	(3)	5,990 (3)	17,049	(4)	29,547	(4)
Interest and other income	803		1,782	10,557	(5)	5,353
	5,707		7,772	27,606		34,900
Partially-Owned Office Buildings	692		659	1,979		2,068
Other	646		300	(1,547	)(6)	5,994	(7)
	$9,826		$11,132	$33,642		$54,165

(1)          The three and nine months ended September 30, 2004, includes the Company’s $1,274 share of Alexander’s gain on sale of a land parcel.  The nine months ended September 30, 2004, also includes the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(2)          The Company recognizes 67% of amounts charged to Alexander’s as income and the remaining 33% (representing the Company’s ownership) is reflected as a reduction of the Company’s carrying amount of its investment in Alexander’s.

(3)          The three months ended September 30, 2004 includes $759 for the Company’s share of an impairment loss on one of Newkirk MLP’s assets.

(4)          The nine months ended September 30, 2004 includes $2,479 for the Company’s share of net gains on sale of real estate and $2,901 representing the Company’s share of impairment losses.  The nine months ended September 30, 2003 includes the Company’s $9,900 share of gains from the sale of properties and early extinguishment of debt.

(5)          Includes a gain of $7,494 resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  The MLP units subject to this option had been issued to the Company on behalf of the Company’s joint venture partner in exchange for the Company’s Operating Partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(6)          Includes the Company’s $3,833 share of an impairment loss on one of Starwood Ceruzzi Joint Venture’s properties.

(7)          Includes the Company’s $4,413 share of Prime Group Realty L.P.’s lease termination fee income recognized in the second quarter of 2003.  On May 23, 2003, the Company exchanged the units it owned of Prime Group L.P. for common shares of its parent and no longer accounted for its investment in the partnership on the equity method.

Below is a summary of the debt of partially-owned entities as of September 30, 2004 and December 31, 2003, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	September 30, 2004	December 31, 2003
Alexander’s (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$—
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	214,463	216,586
Due to Vornado on January 3, 2006 with interest at 9.0% (one-year treasuries plus 6.0% with a 3.0% floor for treasuries) (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	81,841	82,000
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due in January 2006, plus two one-year extensions, with interest at 4.34% (LIBOR plus 2.50%)	45,675	240,899

Temperature Controlled Logistics (60% interest):
Mortgage notes payable collateralized by 85 temperature controlled warehouses, due 2009 with a weighted average interest rate of 6.15% at September 30, 2004 (various prepayment terms)	738,277	509,456
Other notes payable	35,073	39,365

Newkirk MLP (22.3% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2004 to 2024, with a weighted average interest rate of 7.18% at September 30, 2004 (various prepayment terms)	877,988	1,069,545

Partially-Owned Office Buildings:
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	67,450	68,051
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,854	23,060

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,404	15,606

Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,670	9,799

Kaempfer Equity Interests (2.1% to 10% interests in five partnerships) Mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.15% at September 30, 2004 (various prepayment terms)	340,418	361,263

Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options (3.53% at September 30, 2004)	135,000	135,000

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $1,084,228,000 and $930,567,000 as of September 30, 2004 and December 31, 2003, respectively.

Temperature Controlled Logistics

Based on the joint venture’s policy of recognizing rental income when earned and collection is assured or cash is received, the Company did not recognize $7,913,000 and $24,029,000 of rent it was due for the three and nine months ended September 30, 2004 and $8,416,000 and $19,518,000 of rent it was due for the three and nine months ended September 30, 2003, which together with previously unrecognized rent is $73,465,000.  This unrecognized rent was eliminated as a result of the acquisition of OPCO on November 4, 2004 (see below).

In the first quarter of 2004, a joint venture in which the Company has a 44% interest acquired an aggregate of $10,200,000 of trade receivables from AmeriCold Logistics (“AmeriCold”) for $10,000,000 in cash.  These receivables have been subsequently collected in full.  In the third quarter of 2004, the joint venture acquired an additional $11,730,000 of trade receivables for $11,500,000 in cash.

On February 5, 2004, AmeriCold Realty Trust (“AmeriCold”) completed a $254,400,000 mortgage financing for 21 of its owned and 7 of its leased temperature-controlled warehouses.  The loan bears interest at LIBOR plus 2.95% (with a LIBOR floor of 1.5% with respect to $54,400,000 of the loan) and requires principal payments of $5,000,000 annually.  The loan matures in April 2009 and is pre-payable without penalty after April 9, 2006.  The net proceeds were approximately $225,000,000 after providing for usual escrows, closing costs and the repayment of $12,900,000 of existing mortgages on two of the warehouses, of which $135,000,000 was distributed to the Company and the remainder was distributed to its partner.

On November 4, 2004, AmeriCold purchased its tenant, OPCO, for $47,700,000 in cash.  As part of this transaction, Vornado Operating Company repaid the $21,989,000 loan due to the Company as well as $4,771,000 of interest applicable thereto.  Since the Company stopped recognizing interest income on this loan in January 2002, it will recognize the $4,771,000 income upon collection in the fourth quarter 2004.  In addition, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) entered into a definitive agreement to collectively sell 20.7% of AmeriCold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000,000, which will result in a gain, of which the Company’s share is approximately $20,000,000. The purchase price was based on a $1.450 billion valuation for AmeriCold before debt and other obligations.  The agreement provides for Yucaipa to earn a promote of 20% of the increase in the value of AmeriCold through December 31, 2007, limited to 10% of the Company’s and CEI’s remaining interest in AmeriCold.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa, which is scheduled to close before year-end, AmeriCold will be owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa. Further, the joint venture between the Company and CEI will be dissolved and the Company will have three of the five members of AmeriCold’s Board of Trustees and will consolidate the operations and financial position of AmeriCold into its accounts rather than account for the investment on the equity method.

Alexander’s

The Company owns 33% of the outstanding common stock of Alexander’s at September 30, 2004.  Alexander’s is managed, and its properties are leased and developed, by the Company.  In addition, Building Maintenance Services (“BMS”), a wholly-owned subsidiary of the Company, supervises the cleaning, engineering and security at 731 Lexington Avenue for a fee of 6% of Alexander’s costs for such services.  On May 27, 2004, the Company entered into a further agreement with Alexander’s under which the Company provides property management services to Alexander’s for an annual fee of $0.50 per square foot of tenant-occupied office and retail space at 731 Lexington Avenue.  The agreements covering all of the above expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

Effective April 1, 2004, based on Alexander’s improved liquidity, the Company modified its term loan and line of credit to Alexander’s to reduce the spread on the interest rate it charges from 9.48% to 6%.  Accordingly, the current interest rate was reduced from 12.48% to 9%.

As of September 30, 2004, the Company had a receivable from Alexander’s of $46,788,000 under the agreements discussed above.  In addition, in the three and nine months ended September 30, 2004, Alexander’s paid $370,000 and $940,000, respectively, to BMS for cleaning and engineering services at Alexander’s Lexington Avenue project.

On February 13, 2004, Alexander’s completed a $400,000,000 mortgage financing on the office space of its Lexington Avenue development project which was placed by German American Capital Corporation, an affiliate of Deutsche Bank.  The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid.  $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the construction loan with Hypo Real Estate Capital Corporation (“the Construction Loan”).  The Construction Loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project.  The interest rate on the Construction Loan is LIBOR plus 2.5% (3.82% at September 30, 2004) and matures in January 2006, with two one-year extensions.  The collateral for the Construction Loan is the same except that the office space has been removed from the lien.  Further, the Construction Loan permits the release of the retail space for $15,000,000 and requires all proceeds from the sale of the residential condominiums units to be applied to the Construction Loan balance until it is fully repaid.  In connection with reducing the principal amount of the Construction Loan, Alexander’s wrote-off $3,050,000 of unamortized deferred financing costs in the first quarter of 2004, of which the Company’s share was $1,010,000.

Equity in income from Alexander’s includes Alexander’s stock appreciation rights compensation expense of which the Company’s share was $8,796,000 and $20,880,000 for the three and nine months ended September 30, 2004, based on a closing Alexander’s stock price of $199.10 on September 30, 2004.  The three and nine months ended September 30, 2003 include the Company’s $6,192,000 and $9,477,000 share of Alexander’s stock appreciation rights compensation expense based on a closing Alexander’s stock price of $105.50 on September 30, 2003.

6.              Notes, Mortgage Loans Receivable and Other Investments

On March 1, 2004, the Company’s note receivable of $38,500,000 from Commonwealth Atlantic Properties was repaid.

On May 12, 2004, the Company made an $83,000,000 mezzanine loan secured by ownership interests in a subsidiary of Extended Stay America, Inc., which was recently acquired for approximately $3.1 billion by an affiliate of the Blackstone Group. The loan is part of a $166,000,000 facility, the balance of which was funded by Soros Credit LP, and is subordinate to $2.3 billion of other debt. The loan bears interest at LIBOR plus 5.50% (7.34% at September 30, 2004) and matures in May 2007, with two one-year extensions.  Extended Stay America owns and operates 485 hotels in 42 states.

On June 1, 2004, and September 24, 2004, the Company acquired Verde Group LLC (“Verde”) convertible subordinated debentures for $14,350,000 and $8,150,000, in cash, bringing its total investment in Verde at September 30, 2004 to $25,000,000 (of a $25,000,000 commitment).  Verde invests, operates and develops residential communities on the Texas-Mexico border.  The debentures yield a fixed rate of 4.75% per annum.

On June 1, 2004, the Company invested $5,000,000 in a senior mezzanine loan, and $3,050,000 in senior preferred equity of 3700 Associates, LLC which owns 3700 Las Vegas Boulevard, a development land parcel located in Las Vegas, Nevada.  The loan bears interest at 12% and matures on March 31, 2007.  The preferred equity yields a 10% per annum cumulative preferred return.

On September 1, 2004, the Company acquired a $50,000,000 participation in an existing $200,000,000 loan on the General Motors Building made by an affiliate of Soros Fund Management LLC.  This loan, which is subordinate to $1.15 billion of other debt, is secured by partnership interests in the building and additional guarantees and collateral.  The $50,000,000 participation bears interest at 16%, matures on March 25, 2005 and is prepayable at any time.

Also included in the “Notes and Mortgage Loans Receivable” as of September 30, 2004 is $80,378,000 representing the amount funded by the Company on its $159,000,000 convertible preferred commitment to GMH Communities L.P. (see page 8 for details of this transaction).

On September 21, 2004, the Company converted its $30,000,000 Capital Trust Convertible Preferred Securities into 1,424,474 common shares of Capital Trust with a market value of $39,073,000, based on the then closing stock price on the NYSE of $27.43.  Upon conversion, the Company’s unamortized discount of $622,000 was recognized as investment income and the difference between the $30,000,000 face amount of the preferred securities and the $39,073,000 market value of the common shares of $9,073,000 was recorded as “accumulated other comprehensive income (loss)”, a component of partners’ capital on the Company’s consolidated balance sheet.  The common shares are classified as marketable equity securities – available for sale on the Company’s consolidated balance sheet.

In July and August 2004, the Company acquired an aggregate of 1,176,600 common shares of Sears, Roebuck and Co. (“Sears”) for $40,576,000, an average price of $34.44 per share. These shares are recorded as marketable securities on the Company’s consolidated balance sheet and are classified as “available for sale.”  Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the Company’s consolidated balance sheet and not recognized in income.  At September 30, 2004, based on Sears’ closing stock price of $39.85 per share, $6,312,000 of appreciation was included in “accumulated other comprehensive income (loss).”

In August and September 2004, the Company acquired an economic interest in an additional 7,916,900 Sears common shares through a series of privately negotiated transactions with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on Sears common shares.  These call and put options have a weighted-average strike price of $39.82 per share, or an aggregate of $315,200,000, expire in April 2006 and provide for net cash settlement.  Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for the dividends received on the shares.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period is recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  During the quarter ended September 30, 2004, the Company recorded a net expense of $88,000 on these transactions, comprised of (i) $966,000 of accrued interest expense and (ii) $572,000 of legal fees, partially offset by (iii) $1,214,000 of accrued dividends on the common shares and (iv) the $238,000 increase in the value of the options resulting from an increase in the market price of the underlying common shares.

Based on Sears’ most recent Form 10-Q, the Company’s aggregate investment represents 4.3% of Sears outstanding common shares.  As of November 4, 2004, based on the closing price of Sears common shares on the NYSE of $37.18 per share, the market value of the 7,916,900 shares underlying the option agreements was $294,350,000, and the market value of the 1,176,600 shares owned by the Company was $43,746,000.  As of November 4, 2004, the Company has funded $64,205,000 to the financial institution as margin collateral which earns interest at an annual rate of LIBOR plus 45 basis points.

7.              Identified Intangible Assets and Goodwill

The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of September 30, 2004 and December 31, 2003.

(Amounts in thousands)	September 30, 2004	December 31, 2003
Identified intangible assets (included in other assets):
Gross amount	$189,533	$171,950
Accumulated amortization	(56,647)	(41,075)
Net	$132,886	$130,875
Goodwill (included in other assets):
Gross amount	$4,345	$4,345
Identified intangible liabilities (included in deferred credit):
Gross amount	$115,508	$79,146
Accumulated amortization	(47,277)	(31,787)
Net	$68,231	$47,359

Amortization of acquired below market leases net of acquired above market leases (components of rental income) was $4,730,000 and $11,492,000 for the three and nine months ended September 30, 2004, and $3,162,000 and $6,914,000 for the three and nine months ended September 30, 2003.  The estimated annual amortization of acquired below market lease net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$8,714
2006	5,817
2007	4,832
2008	4,025
2009	3,731

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$13,066
2006	11,719
2007	11,152
2008	11,006
2009	10,364

8.              Notes and Mortgages Payable

Following is a summary of the Company’s debt:

			Interest Rate		Balance as of
(Amounts in thousands)	Maturity		as at September 30, 2004		September 30, 2004	December 31, 2003
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza (1)	02/11		4.97%		$300,000	$151,420
888 Seventh Avenue	02/06		6.63%		105,000	105,000
Eleven Penn Plaza	05/07		8.39%		48,433	49,304
866 UN Plaza		(2)		(2)	—	33,000
CESCR Office:
Crystal Park 1-5	07/06-08/13		6.66%-7.08%		255,181	258,733
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25		6.75%-7.09%		213,152	214,323
Crystal Square 2, 3 and 4	10/10-11/14		6.82%-7.08%		142,246	143,854
Skyline Place	08/06-12/09		6.60%-6.93%		133,533	135,955
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10		6.74%		94,853	95,860
Courthouse Plaza 1 and 2	01/08		7.05%		77,884	78,848
Reston Executive I, II and III	01/06		6.75%		71,988	72,769
Crystal Gateway N., Arlington Plaza and 1919 S. Eads	11/07		6.77%		70,547	71,508
Crystal Plaza 1-6		(3)		(3)	—	68,654
One Skyline Tower	06/08		7.12%		64,078	64,818
Crystal Malls 1-4	12/11		6.91%		56,665	60,764
1750 Pennsylvania Avenue	06/12		7.26%		49,002	49,346
One Democracy Plaza	02/05		6.75%		26,358	26,900
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10		7.93%		477,547	481,902
Green Acres Mall	02/08		6.75%		146,566	148,386
Las Catalinas Mall	11/13		6.97%		65,961	66,729
Montehiedra Town Center	05/07		8.23%		58,241	58,855
Forest Plaza	05/09		4.00%		21,149	—
Other	08/21		9.90%		6,904	6,920
Merchandise Mart:
Washington Design Center	11/11		6.95%		47,633	48,012
Market Square Complex	07/11		7.95%		45,802	46,816
Furniture Plaza	02/13		5.23%		44,854	45,775
Washington Office Center		(4)		(4)	—	43,166
Other	10/10-06/28		7.52%-7.71%		18,228	18,434
Other:
Industrial Warehouses	10/11		6.95%		48,566	48,917
Student Housing Complex	11/07		7.45%		18,589	18,777
Total Fixed Interest Notes and Mortgages Payable			7.15%		2,708,960	2,713,745

			Interest Rate
		Spread	as at	Balance as of
(Amounts in thousands)	Maturity	over LIBOR	September 30, 2004	September 30, 2004	December 31, 2003
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
One Penn Plaza (1)	06/05	L+125	3.10%	$200,000	$275,000
770 Broadway	06/06	L+105	2.86%	170,000	170,000
909 Third Avenue	08/06	L+70	2.45%	125,000	125,000
CESCR Office:
Commerce Executive III, IV and V	07/05	L+150	3.15%	42,037	42,582
Commerce Executive III, IV and V B	07/05	L+85	2.50%	10,000	10,000
Other:
400 North LaSalle	02/05	L+250	4.75%	5,115	3,038
Total Variable Interest Notes and Mortgages Payable			2.89%	552,152	625,620
Total Notes and Mortgages Payable			6.42%	$3,261,112	$3,339,365

Unsecured revolving credit facility	07/06	L+65		$—	$—

Liabilities related to discontinued operations:
Palisades construction loan (5)				$—	$120,000

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,607 and $499,499) (6)	06/07	L+77	2.13%	$518,184	$525,279
Senior unsecured notes due 2009 (7)	08/09		4.50%	$249,501	$—
Senior unsecured notes due 2010	12/10		4.77%	$199,769	$199,741

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

(6)          Upon the issuance of the notes, the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus ..7725%, based upon the trailing three month LIBOR rate (2.13% on September 30, 2004).  In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period.  At September 30, 2004, the fair value adjustment was $18,577 and is included in the balance of the senior unsecured notes above.

(7)          On August 16, 2004, the Company completed an offering of $250,000, aggregate principal amount of 4.50% senior unsecured notes due August 15, 2009.  Interest on the notes is payable semi-annually on August 15th and February 15th, commencing in 2005.  The notes were priced at 99.797% of their face amount to yield 4.546%. The notes contain the same financial covenants as the Company previously issued senior unsecured notes.  The net proceeds of approximately $247,700 were used primarily for general corporate purposes.

9.              Fee And Other Income

The following table sets forth the details of fee and other income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Tenant cleaning fees	$7,976	$7,087	$22,687	$21,762
Management and leasing fees	3,239	3,736	13,194	9,781
Other income	15,729	4,439	28,150	13,329
	$26,944	$15,262	$64,031	$44,872

Fee and other income above includes management fee income from Interstate Properties, a related party, of $172,000 and $171,000 in the three months ended September 30, 2004 and 2003 and $568,000 and $519,000 in the nine months ended September 30, 2004 and 2003.  The above table excludes fee and other income from partially-owned entities which is included in income from partially-owned entities (see Note 5).

10.       Discontinued Operations

Assets related to discontinued operations at September 30, 2004, consist primarily of real estate, net of accumulated depreciation, and represent the Company’s retail property located in Vineland, New Jersey.  At December 31, 2003, the assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation, related to the Palisades and liabilities related to discontinued operations represent the Palisades mortgage payable of $120,000,000.

The combined results of discontinued operations in the following table include the operating results from the assets held for sale above, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore, Hagerstown, and Dundalk, Maryland retail properties, sold on January 9, 2003, November 3, 2003 and August 12, 2004, respectively.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Total revenues	$178	$13,180	$9,285	$37,678
Total expenses	233	8,413	6,656	24,501
Net income	(55)	4,767	2,629	13,177
Gain on sale of Dundalk	9,850	—	9,850	—
Gain on sale of Palisades	—	—	65,905	—
Gain on sale of Baltimore	—	—	—	2,644
Gain on sale of other real estate	—	767	—	767
Income from discontinued operations	$9,795	$5,534	$78,384	$16,588

11.       Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of basic income per Class A unit, which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential units, and diluted income per Class A unit, which includes the weighted average Class A units and dilutive unit equivalents.  Potential dilutive unit equivalents include the Company’s Series A, B-1, B-2, E-1 and F-1 convertible preferred units.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands except per unit amounts)	2004	2003	2004	2003
Numerator:
Income from continuing operations	$132,178	$106,123	$381,743	$349,527
Income from discontinued operations	9,795	5,534	78,384	16,588
Net income	141,973	111,657	460,127	366,115
Preferred unit distributions	(21,334)	(28,723)	(75,354)	(86,823)
Numerator for basic income per Class A unit – net income applicable to Class A units	120,639	82,934	384,773	279,292
Impact of assumed conversions:
Series A convertible preferred unit distributions	266	921	805	3,265
Series E-1 convertible preferred unit distributions	—	—	1,581	—
Numerator for diluted income per Class A unit – net income applicable to Class A units	$120,905	$83,855	$387,159	$282,557

Denominator:
Denominator for basic income per Class A unit – weighted average units	144,522	132,022	143,362	130,489
Effect of dilutive securities:
Employee unit options	5,486	4,317	5,002	3,030
Series A convertible preferred units	454	1,570	461	1,855
Series E-1 convertible preferred units	—	—	851	—
Deferred compensation units issued but not yet earned	140	277	105	225
Denominator for diluted income per Class A unit – weighted average Class A units and assumed conversions	150,602	138,186	149,781	135,599

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$.76	$.59	$2.14	$2.01
Income from discontinued operations	.07	.04	.54	.13
Net income per Class A unit	$.83	$.63	$2.68	$2.14

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$.73	$.57	$2.06	$1.96
Income from discontinued operations	.07	.04	.52	.12
Net income per Class A unit	$.80	$.61	$2.58	$2.08

12.       Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Net income	$141,973	$111,657	$460,127	$366,115
Other comprehensive income	21,672	5,273	20,846	9,033
Comprehensive income	$163,645	$116,930	$480,973	$375,148

13.       Commitments and Contingencies

At September 30, 2004, the Company utilized $21,788,000 of availability under its revolving credit facility for letters of credit and guarantees.

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

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance.  Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than the Company is able to obtain, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

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

14.       Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method (i.e. the difference between the price per unit at the grant date and the option exercise price).  Accordingly, no stock-based compensation was recognized in the Company’s consolidated financial statements for plan awards granted prior to 2003.  If compensation cost for plan awards granted prior to 2003 had been determined based on fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro-forma amounts below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2004	2003	2004	2003
Net income applicable to Class A units:
As reported	$120,639	$82,934	$384,773	$279,292
Stock-based compensation cost	(1,138)	(1,411)	(3,414)	(4,234)
Pro-forma	119,501	81,523	381,359	275,058
Net income per Class A units:
Basic:
As reported	$.83	$.63	$2.68	$2.14
Pro-forma	$.83	$.62	$2.66	$2.11
Diluted:
As reported	$.80	$.61	$2.58	$2.08
Pro-forma	$.79	$.59	$2.56	$2.03

15.       Retirement Plans

The following table sets forth the components of net periodic benefit costs:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	304	311	912	933
Expected return on plan assets	(267)	(279)	(802)	(836)
Amortization of prior service cost	53	51	160	152
Net periodic cost	$90	$83	$270	$249

Employer Contributions

During the nine months ended September 30, 2004, the Company made contributions of $750,000 to the plans.  The Company anticipates additional contributions of $240,000 to the plans during the remainder of 2004.

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

On October 1, 2004, the Company increased its ownership interest in the Investment Building in Washington, D.C. to 5% by acquiring an additional 2.8% interest for $2,240,000 in cash.  The Company’s original interest in the property was acquired in connection with the acquisition of the Kaempfer Company in April 2003.  Mitchell N. Schear, President of the Company’s CESCR division and other former members of Kaempfer management were also partners in the Investment Building partnership.

17.          Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended September 30, 2004 and 2003.

	For The Three Months Ended September 30, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$319,445	$212,827	$39,793	$49,556	$—		$17,269
Straight-line rents:
Contractual rent increases	9,783	7,441	1,464	831	—		47
Amortization of free rent	7,155	1,395	3,768	1,479	—		513
Amortization of acquired below market leases, net	4,730	3,599	1,131	—	—		—
Total rentals	341,113	225,262	46,156	51,866	—		17,829
Expense reimbursements	48,793	28,481	14,744	4,563	—		1,005
Fee and other income:
Tenant cleaning fees	7,976	7,976	—	—	—		—
Management and leasing fees	3,239	2,868	243	128	—		—
Other	15,729	13,371	737	1,526	—		95
Total revenues	416,850	277,958	61,880	58,083	—		18,929
Operating expenses	161,132	106,523	18,626	23,033	—		12,950
Depreciation and amortization	59,981	41,911	6,060	7,866	—		4,144
General and administrative	29,774	8,752	3,424	5,237	—		12,361
Costs of acquisition not consummated	1,475	—	—	—	—		1,475
Total expenses	252,362	157,186	28,110	36,136	—		30,930
Operating income (loss)	164,488	120,772	33,770	21,947	—		(12,001)
Income applicable to Alexander’s	1,127	—	—	—	—		1,127
Income from partially-owned entities	9,826	692	662	112	2,781	(3)	5,579
Interest and other investment income	17,813	230	112	26	—		17,445
Interest and debt expense	(61,163)	(33,131)	(14,911)	(2,786)	—		(10,335)
Minority interest	87	—	—	—	—		87
Income from continuing operations	132,178	88,563	19,633	19,299	2,781		1,902
Income (loss) from discontinued operations	9,795	—	9,845	—	—		(50)
Net income	141,973	88,563	29,478	19,299	2,781		1,852
Interest and debt expense(2)	80,335	34,092	15,720	3,013	7,796		19,714
Depreciation and amortization(2)	74,294	42,673	6,780	8,000	8,614		8,227
Income taxes	607	273	—	279	—		55
EBITDA(1)	$297,209	$165,601	$51,978	$30,591	$19,191		$29,848

EBITDA includes a net gain on sale of real estate of $9,850, which relates to the Retail segment.

See footnotes on page 26.

	For The Three Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$304,739	$208,671	$34,427	$47,706	$—		$13,935
Straight-line rents:
Contractual rent increases	9,018	8,138	821	1	—		58
Amortization of free rent	1,597	10	1,104	483	—		—
Amortization of acquired below market leases, net	3,162	2,998	164	—	—		—
Total rentals	318,516	219,817	36,516	48,190	—		13,993
Expense reimbursements	46,390	26,582	14,317	4,455	—		1,036
Fee and other income:
Tenant cleaning fees	7,087	7,087	—	—	—		—
Management and leasing fees	3,736	3,349	380	—	—		7
Other	4,439	1,270	2,368	786	—		15
Total revenues	380,168	258,105	53,581	53,431	—		15,051
Operating expenses	148,843	100,761	15,838	20,509	—		11,735
Depreciation and amortization	51,871	37,062	4,219	7,379	—		3,211
General and administrative	31,972	9,190	2,554	4,677	—		15,551
Total expenses	232,686	147,013	22,611	32,565	—		30,497
Operating income (loss)	147,482	111,092	30,970	20,866	—		(15,446)
Income applicable to Alexander’s	739	—	—	—	—		739
Income from partially-owned entities	11,132	659	651	142	2,401	(3)	7,279
Interest and other investment income	2,800	248	47	26	—		2,479
Interest and debt expense	(56,261)	(33,173)	(14,924)	(3,587)	—		(4,577)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	499	180	—	—	—		319
Minority interest	(268)	(301)	—	—	—		33
Income (loss) from continuing operations	106,123	78,705	16,744	17,447	2,401		(9,174)
Income (loss) from discontinued operations	5,534	5,762	68	—	—		(296)
Net income (loss)	111,657	84,467	16,812	17,447	2,401		(9,470)
Interest and debt expense(2)	73,180	34,150	15,741	3,818	6,169		13,302
Depreciation and amortization(2)	67,555	38,253	4,848	7,468	8,687		8,299
EBITDA(1)	$252,392	$156,870	$37,401	$28,733	$17,257		$12,131

See footnotes on page 26.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2004 and 2003.

	For The Nine Months Ended September 30, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$947,790	$632,984	$115,595	$151,881	$—		$47,330
Straight-line rents:
Contractual rent increases	25,514	19,928	3,602	1,910	—		74
Amortization of free rent	19,312	6,806	8,632	3,326	—		548
Amortization of acquired below market leases, net	11,492	7,959	3,533	—	—		—
Total rentals	1,004,108	667,677	131,362	157,117	—		47,952
Expense reimbursements	141,815	80,847	45,986	12,611	—		2,371
Fee and other income:
Tenant cleaning fees	22,687	22,687	—	—	—		—
Management and leasing fees	13,194	12,223	788	150	—		33
Other	28,150	21,273	1,567	5,055	—		255
Total revenues	1,209,954	804,707	179,703	174,933	—		50,611
Operating expenses	459,756	296,032	56,716	69,542	—		37,466
Depreciation and amortization	175,013	119,839	18,917	24,127	—		12,130
General and administrative	90,652	28,590	9,506	15,743	—		36,813
Costs of acquisition not consummated	1,475	—	—	—	—		1,475
Total expenses	726,896	444,461	85,139	109,412	—		87,884
Operating income (loss)	483,058	360,246	94,564	65,521	—		(37,273)
Income applicable to Alexander’s	4,377	—	—	—	—		4,377
Income from partially-owned entities	33,642	1,979	(2,234)	481	5,604	(3)	27,812
Interest and other investment income	36,667	634	217	83	—		35,733
Interest and debt expense	(176,989)	(98,259)	(44,481)	(8,456)	—		(25,793)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776
Minority interest	212	—	—	—	—		212
Income from continuing operations	381,743	264,600	48,066	57,629	5,604		5,844
Income from discontinued operations	78,384	—	10,243	—	—		68,141
Net income	460,127	264,600	58,309	57,629	5,604		73,985
Interest and debt expense(2)	234,815	101,129	46,798	9,141	23,011		54,736
Depreciation and amortization(2)	218,602	122,083	21,431	24,528	25,966		24,594
Income taxes	835	293	—	279	—		263
EBITDA(1)	$914,379	$488,105	$126,538	$91,577	$54,581		$153,578

EBITDA includes net gains on sale of real estate of $75,755, of which $65,905 relates to the Other segment and $9,850 relates to the Retail segment.

See footnotes on page 26.

	For The Nine Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$899,468	$617,028	$101,048	$145,648	$—		$35,744
Straight-line rents:
Contractual rent increases	26,747	22,393	2,935	1,371	—		48
Amortization of free rent	4,648	(798)	3,975	1,471	—		—
Amortization of acquired below market leases, net	6,914	6,423	491	—	—		—
Total rentals	937,777	645,046	108,449	148,490	—		35,792
Expense reimbursements	133,631	74,826	42,625	13,453	—		2,727
Fee and other income:
Tenant cleaning fees	21,762	21,762	—	—	—		—
Management and leasing fees	9,781	8,807	943	—	—		31
Other	13,329	6,560	4,368	2,318	—		83
Total revenues	1,116,280	757,001	156,385	164,261	—		38,633
Operating expenses	434,860	284,242	53,309	64,642	—		32,667
Depreciation and amortization	155,497	111,783	12,513	21,201	—		10,000
General and administrative	86,642	26,817	7,606	14,343	—		37,876
Total expenses	676,999	422,842	73,428	100,186	—		80,543
Operating income (loss)	439,281	334,159	82,957	64,075	—		(41,910)
Income applicable to Alexander’s	12,341	—	—	—	—		12,341
Income from partially-owned entities	54,165	2,068	2,905	145	11,203	(3)	37,844
Interest and other investment income	16,224	1,893	148	83	—		14,100
Interest and debt expense	(170,798)	(101,128)	(44,894)	(11,151)	—		(13,625)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(607)	180	—	188	—		(975)
Minority interest	(1,079)	(1,119)	—	—	—		40
Income from continuing operations	349,527	236,053	41,116	53,340	11,203		7,815
Income (loss) from discontinued operations	16,588	15,522	2,852	—	—		(1,786)
Net income	366,115	251,575	43,968	53,340	11,203		6,029
Interest and debt expense(2)	223,218	103,824	47,135	11,846	18,512		41,901
Depreciation and amortization(2)	201,237	114,872	14,846	21,467	26,157		23,895
EBITDA(1)	$790,570	$470,271	$105,949	$86,653	$55,872		$71,825

EBITDA includes net gains on sale of real estate of $3,411, of which $2,644 relates to the Retail segment and $767 relates to the Office segment.

See footnotes on page 26.

Notes to segment information:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  Management considers EBITDA a supplemental measure for making decisions and assessing the performance of its segments.  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)          Net of rent not recognized of $7,913 and $8,416 for the three months ended September 30, 2004 and 2003 and $24,029 and $19,518 for the nine months ended September 30, 2004 and 2003.

(4)          Other EBITDA is comprised of:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003	2004	2003
Newkirk MLP:
Equity in income of limited partnership	$11,972	$14,765	$38,585	$53,222
Interest and other income	2,506	2,650	15,646	6,221
Alexander’s	5,873	2,192	17,909	16,944
Hotel Pennsylvania	3,643	1,188	7,963	550
Industrial warehouses	1,409	1,715	3,803	4,843
400 North LaSalle (phased into service beginning October 2003)	728	—	540	—
Student Housing	241	446	1,254	1,506
Palisades	—	1,402	3,799	3,309
	26,372	24,358	89,499	86,595
Unallocated general and administrative expenses	(11,242)	(14,447)	(33,366)	(34,703)
Investment income and other	14,631	2,187	31,328	21,281
Minority interest expense	87	33	212	40
Gain on sale of Palisades	—	—	65,905	—
Settlement of Primestone guarantees	—	—	—	(1,388)
Total	$29,848	$12,131	$153,578	$71,825

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty L.P. as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2003, and the related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” and application of the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
November 4, 2004

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “will,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Forward Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect the Company’s Business and Operations.”  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2004.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia area.  In addition, the Company has a 60% interest in a partnership that owns cold storage warehouses nationwide.

The Company’s business objective is to maximize Vornado Realty Trust’s shareholder value.  The Company measures its success in meeting this objective by Vornado Realty Trust’s total return to its shareholders.  Below is a table comparing the Company’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending September 30, 2004:

	Total Return (1)
	Vornado	RMS
Three-months	11.1%	8.4%
One-year	38.3%	24.8%
Three-years	92.0%	67.0%
Five-years	162.9%	127.3%
Ten-years	554.9%	233.6	%(2)

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

Overview (continued) - Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity.  Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office					Temperature
	New York			Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City	CESCR	Retail	Office	Showroom	Logistics
As of September 30, 2004:
Square feet	13,315	14,330	13,965	3,030	5,385	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	64	88	9	9	87
Occupancy rate	96.4%	94.1%	93.5%	96.2%	97.2%	76%
Leasing Activity:
Quarter ended September 30, 2004:
Square feet	326	629	116	56	204	—
Initial rent (1)	$43.65	$27.21	$17.05	$17.81	$23.48	—
Weighted average lease term (years)	7.2	7.4	8.5	8.9	4.6	—
Rent per square foot on relet space:
Square feet	205	485	31	56	204	—
Initial rent (1)	$43.65	$27.50	$30.28	$17.81	$23.48	—
Prior escalated rent	$41.94	$28.48	$24.11	$23.53	$22.89	—
Percentage increase (decrease)	4.1%	(3.4)%	25.6%	(24.3)%	2.6%	—
Rent per square foot on space previously vacant:
Square feet	121	144	85	—	—	—
Initial rent (1)	$43.65	$26.26	$12.27	$—	$—	—
Tenant improvements and leasing commissions per square foot	$30.83	$26.16	$6.32	$8.11	$2.26	—
Tenant improvements and leasing commissions per square foot per annum (2)	$4.26	$3.54	$0.74	$0.91	$0.50	—
Nine months ended September 30, 2004:
Square feet	1,239	2,256	840	488	758	—
Initial rent (1)	$41.94	$28.89	$16.04	$22.39	$22.96	—
Weighted average lease term (years)	9.7	5.8	8.2	12.9	5.3	—
Rent per square foot on relet space:
Square feet	921	1,708	580	287	758	—
Initial rent (1)	$41.85	$29.39	$15.80	$21.91	$22.96	—
Prior escalated rent	$39.90	$29.86	$13.31	$23.82	$23.06	—
Percentage increase (decrease)	4.9%	(1.6)%	18.7%	(8.0)%	(0.4)%	—
Rent per square foot on space previously vacant:
Square feet	318	548	260	201	—	—
Initial rent (1)	$42.19	$27.34	$16.59	$23.09	$—	—
Tenant improvements and leasing commissions per square foot	$38.85	$15.41	$4.24	$68.85	$5.07	—
Tenant improvements and leasing commissions per square foot per annum (2)	$4.01	$2.66	$0.52	$5.32	$0.95	—

(1)           Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)           May not be indicative of the amounts for the full year.

	Office					Temperature
	New York			Merchandise Mart		Controlled
(Square feet and cubic feet in thousands)	City	CESCR	Retail	Office	Showroom	Logistics
As of June 30, 2004:
Square feet	13,269	13,993	13,116	2,944	5,479	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	62	62	9	9	87
Occupancy rate	96.1%	93.2%	92.9%	96.5%	96.8%	72.0%

As of December 31, 2003:
Square feet	13,253	13,963	12,888	2,808	5,624	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	63	60	9	9	87
Occupancy rate	95.2%	93.9%	93.0%	92.6%	95.1%	76.2%

As of September 30, 2003:
Square feet	13,583	13,879	12,514	2,803	5,614	17,476
Cubic feet	—	—	—	—	—	440,700
Number of properties	20	62	62	9	9	87
Occupancy rate	95.9%	93.3%	91.0%	92.6%	94.7%	76.7%

Square feet leased in the nine months ended September 30, 2004 does not include 39,000 square feet of retail space included in the NYC office properties which was leased at an initial rent of $131 per square foot.

Critical Accounting Policies

A summary of the Company’s critical accounting policies is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to those policies during 2004.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2004 and 2003.

	For The Three Months Ended September 30, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$319,445	$212,827	$39,793	$49,556	$—		$17,269
Straight-line rents:
Contractual rent increases	9,783	7,441	1,464	831	—		47
Amortization of free rent	7,155	1,395	3,768	1,479	—		513
Amortization of acquired below market leases, net	4,730	3,599	1,131	—	—		—
Total rentals	341,113	225,262	46,156	51,866	—		17,829
Expense reimbursements	48,793	28,481	14,744	4,563	—		1,005
Fee and other income:
Tenant cleaning fees	7,976	7,976	—	—	—		—
Management and leasing fees	3,239	2,868	243	128	—		—
Other	15,729	13,371	737	1,526	—		95
Total revenues	416,850	277,958	61,880	58,083	—		18,929
Operating expenses	161,132	106,523	18,626	23,033	—		12,950
Depreciation and amortization	59,981	41,911	6,060	7,866	—		4,144
General and administrative	29,774	8,752	3,424	5,237	—		12,361
Costs of acquisition not consummated	1,475	—	—	—	—		1,475
Total expenses	252,362	157,186	28,110	36,136	—		30,930
Operating income (loss)	164,488	120,772	33,770	21,947	—		(12,001)
Income applicable to Alexander’s	1,127	—	—	—	—		1,127
Income from partially-owned entities	9,826	692	662	112	2,781	(3)	5,579
Interest and other investment income	17,813	230	112	26	—		17,445
Interest and debt expense	(61,163)	(33,131)	(14,911)	(2,786)	—		(10,335)
Minority interest	87	—	—	—	—		87
Income from continuing operations	132,178	88,563	19,633	19,299	2,781		1,902
Income (loss) from discontinued operations	9,795	—	9,845	—	—		(50)
Net income	141,973	88,563	29,478	19,299	2,781		1,852
Interest and debt expense(2)	80,335	34,092	15,720	3,013	7,796		19,714
Depreciation and amortization(2)	74,294	42,673	6,780	8,000	8,614		8,227
Income taxes	607	273	—	279	—		55
EBITDA(1)	$297,209	$165,601	$51,978	$30,591	$19,191		$29,848

EBITDA includes a net gain on sale of real estate of $9,850, which relates to the Retail segment.

See footnotes on page 34.

	For The Three Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$304,739	$208,671	$34,427	$47,706	$—		$13,935
Straight-line rents:
Contractual rent increases	9,018	8,138	821	1	—		58
Amortization of free rent	1,597	10	1,104	483	—		—
Amortization of acquired below market leases, net	3,162	2,998	164	—	—		—
Total rentals	318,516	219,817	36,516	48,190	—		13,993
Expense reimbursements	46,390	26,582	14,317	4,455	—		1,036
Fee and other income:
Tenant cleaning fees	7,087	7,087	—	—	—		—
Management and leasing fees	3,736	3,349	380	—	—		7
Other	4,439	1,270	2,368	786	—		15
Total revenues	380,168	258,105	53,581	53,431	—		15,051
Operating expenses	148,843	100,761	15,838	20,509	—		11,735
Depreciation and amortization	51,871	37,062	4,219	7,379	—		3,211
General and administrative	31,972	9,190	2,554	4,677	—		15,551
Total expenses	232,686	147,013	22,611	32,565	—		30,497
Operating income (loss)	147,482	111,092	30,970	20,866	—		(15,446)
Income applicable to Alexander’s	739	—	—	—	—		739
Income from partially-owned entities	11,132	659	651	142	2,401	(3)	7,279
Interest and other investment income	2,800	248	47	26	—		2,479
Interest and debt expense	(56,261)	(33,173)	(14,924)	(3,587)	—		(4,577)
Net gain on disposition of wholly-owned and partially-owned assets other than real estate	499	180	—	—	—		319
Minority interest	(268)	(301)	—	—	—		33
Income (loss) from continuing operations	106,123	78,705	16,744	17,447	2,401		(9,174)
Income (loss) from discontinued operations	5,534	5,762	68	—	—		(296)
Net income (loss)	111,657	84,467	16,812	17,447	2,401		(9,470)
Interest and debt expense(2)	73,180	34,150	15,741	3,818	6,169		13,302
Depreciation and amortization(2)	67,555	38,253	4,848	7,468	8,687		8,299
EBITDA(1)	$252,392	$156,870	$37,401	$28,733	$17,257		$12,131

See following page for footnotes.

Notes:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)          Net of rent not recognized of $7,913 and $8,416 for the three months ended September 30, 2004 and 2003.

(4)          Other EBITDA is comprised of:

	For The Three Months Ended September 30,
(Amounts in thousands)	2004	2003
Newkirk MLP:
Equity in income of limited partnership (A)	$11,972	$14,765
Interest and other income	2,506	2,650
Alexander’s (B)	5,873	2,192
Hotel Pennsylvania (C)	3,643	1,188
Industrial warehouses	1,409	1,715
400 North LaSalle (phased into service beginning October 2003)	728	—
Student Housing	241	446
Palisades	—	1,402
	26,372	24,358
Minority interest expense	87	33
Unallocated general and administrative expenses	(11,242)	(14,447)
Investment income and other	14,631	2,187
Total	$29,848	$12,131

(A)            EBITDA for the three months ended September 30, 2004, includes the Company’s $759 share of Newkirk MLP’s impairment loss on one of its real estate assets.  EBITDA for the three months ended September 30, 2003, includes the Company’s $1,900 share of gains on sale of real estate.

(B)              Includes Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $8,796, and $6,192 for the three months ended September 30, 2004 and 2003, respectively.  The three months ended September 30, 2004 also includes the Company’s $1,274 share of gain on sale of a land parcel.

(C)              Average occupancy and revenue per available room (“REVPAR”) were 82.9% and $80.35 for the three months ended September 30, 2004 compared to 67.3% and $59.29 for the prior year’s quarter.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $416,850,000 for the quarter ended September 30, 2004, compared to $380,168,000 in the prior year’s quarter, an increase of $36,682,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart	Other
Rentals:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$2,537		$—		$2,537	$—	$—
2101 L Street	August 2003	1,234		1,234		—	—	—
So. California supermarkets	July 2004	912		—		912	—	—
Marriot Hotel	July 2004	905		905		—	—	—
25 W. 14th Street	March 2004	704		—		704	—	—
Forest Plaza Shopping Center	February 2004	702		—		702	—	—
99-01 Queens Boulevard	August 2004	130		—		130	—	—
Development placed into service:
4 Union Square South		2,707		—		2,707	—	—
400 N. LaSalle		1,489		—		—	—	1,489
Amortization of acquired below market leases, net		1,568		601		967	—	—
Operations:
Hotel activity		3,171	(1)	—		—	—	3,171 (1)
Trade shows activity		452		—		—	452	—
Leasing activity		6,086		2,705		981	3,224	(824)
Total increase in property rentals		22,597		5,445		9,640	3,676	3,836

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		2,091		739		1,352	—	—
Operations		312		1,160		(925)	108	(31)
Total increase (decrease) in tenant expense reimbursements		2,403		1,899		427	108	(31)

Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		11,020		9,773	(2)	585	662	—
BMS Cleaning fees		1,239		1,239		—	—	—
Management and leasing fees		617		608		(112)	128	(7)
Other		(1,194)		889		(2,241)	78	80
Total increase (decrease) in fee and other income		11,682		12,509		(1,768)	868	73
Total increase in revenues		$36,682		$19,853		$8,299	$4,652	$3,878

(1)          Average occupancy and REVPAR were 82.9% and $80.35 for the three months ended September 30, 2004 compared to 67.3% and $59.29 for the prior year’s quarter.

(2)          The increase relates to early lease terminations at the Company’s 888 Seventh Avenue and 909 Third Avenue office properties for approximately 175 square feet, a substantial portion of which has been re-leased during the current quarter at equal or higher rents (see page 30).

See “Overview – Leasing Activity” on page 30 for details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $252,362,000 for the quarter ended September 30, 2004, compared to $232,686,000 in the prior year’s quarter, an increase of $19,676,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	$1,004	$—		$1,004	$—	$—
2101 L Street	337	337		—	—	—
Forest Plaza	279	—		279	—	—
25 W. 14th Street	80	—		80	—	—
99-01 Queens Boulevard	24	—		24	—	—
Development placed into service:
400 N. LaSalle	702	—		—	—	702
4 Union Square South	881	—		881	—	—
Hotel activity	592	—		—	—	592
Trade shows activity	852	—		—	852	—
Operations	7,538	5,425	(1)	520	1,672	(79)
Total increase in operating	12,289	5,762		2,788	2,524	1,215

Depreciation and amortization:
Increase due to:
Acquisitions/Development	3,002	557		1,815	—	630
Operations	5,108	4,292	(2)	26	487	303
Total increase in depreciation and amortization	8,110	4,849		1,841	487	933

General and administrative:
Increase (decrease) due to:
Acquisitions/Development	126	—		—	—	126
Operations	(2,324)	(438)		870	560	(3,316	)(3)
Total (decrease) increase in general and administrative	(2,198)	(438)		870	560	(3,190)

Cost of acquisition not consummated	1,475	—		—	—	1,475	(4)

Total increase in expenses	$19,676	$10,173		$5,499	$3,571	$433

(1)          Primarily relates to (i) a $2,713 increase in utility costs, (ii) a $867 increase in real estate taxes (primarily New York Office) and (iii) a $763 increase due to the timing of repairs and maintenance.

(2)          Primarily due to additions to buildings and improvements during 2003.

(3)          Primarily due to a severance payment of $1,570 in the three months ended September 30, 2003 for an executive officer and a related charge of $867 for the accelerated vesting of his restricted stock awards.

(4)          Mervyn’s.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $9,923,000 before $8,796,000 of Alexander’s stock appreciation rights compensation (“SAR”) expense or $1,127,000, net in the quarter ended September 30, 2004, compared to income of $6,931,000 before $6,192,000 of SAR expense or $739,000, net in the prior year’s quarter, an increase of $388,000.  This increase resulted primarily from (i) income from the commencement of leases with Bloomberg on November 15, 2003, and other tenants during May and June 2004 at Alexander’s 731 Lexington Avenue property and (ii) the Company’s $1,274,000 share of a gain on sale of a land parcel in the quarter ended September 30, 2004, partially offset by (iii) an increase of $2,604,000 for the Company’s share of Alexander’s SAR expense.

Income from Partially-Owned Entities

Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended September 30, 2004 and 2003:

(Amounts in thousands)	Total	Monmouth Mall	Temperature Controlled Logistics	Newkirk MLP	Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
For the three months ended:

September 30, 2004:
Revenues		$5,961	$29,603	$58,461	$451	$31,038
Expenses:
Operating, general and administrative		(2,429)	(1,564)	(5,972)	(698)	(12,902)
Depreciation		(1,214)	(13,996)	(11,454)	(141)	(4,972)
Interest expense		(1,619)	(12,993)	(19,954)	—	(7,752)
Other, net		(805)	1,114	32,758	—	(760)
Net (loss) income		$(106)	$2,164	$53,839	$(388)	$4,652

Company’s interest		50%	60%	22.3%	80%	15.5%
Equity in net income	$6,507	$(53)	$1,298	$4,904 (1)	$(310)	$720	$(52)
Interest and other income	1,688	823	90	803	—	(28)	—
Fee income	1,631	238	1,393	—	—	—	—
Income (loss) from partially-owned entities	$9,826	$1,008	$2,781	$5,707	$(310)	$692	$(52)

September 30, 2003:
Revenues		$5,329	$26,201	$65,656	$346	$29,193
Expenses:
Operating, general and administrative		(2,013)	(1,693)	(2,911)	(802)	(11,496)
Depreciation		(999)	(14,141)	(11,436)	(193)	(4,950)
Interest expense		(1,634)	(10,281)	(23,614)	—	(8,253)
Other, net		(806)	1,416	(1,190)	229	9,148
Net (loss) income		$(123)	$1,502	$26,505	$(420)	$13,642

Company’s interest		50%	60%	22.6%	80%	5%
Equity in net income	$6,801	$(61)	$901	$5,990	$(336)	$659	$(352)
Interest and other income	2,707	823	102	1,782	—	—	—
Fee income	1,624	226	1,398	—	—	—	—
Income from partially-owned entities	$11,132	$988	$2,401	$7,772	$(336)	$659	$(352)

(Decrease) increase in income of partially-owned entities	$(1,306)	$20	$380	$(2,065)	$26	$33	$300

(1)                                  Excludes the Company’s $7,119 share of the gain recognized by Newkirk MLP on the sale of its Stater Brothers real estate portfolio to the Company on July 29, 2004, which was reflected as an adjustment to the basis of the Company’s investment.  The quarter ended September 30, 2004 includes the Company’s $759 share of an impairment loss on one of Newkirk MLP’s assets.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $17,813,000 for the quarter ended September 30, 2004, compared to $2,800,000 in the prior year’s quarter, an increase of $15,013,000.  This increase resulted primarily from (i) interest income of $6,781,000 on the $275,000,000 GM Building mezzanine loans made by the Company in the fourth quarter of 2003 and third quarter of 2004, (ii) income of $5,527,000 on the Company’s investment in GMH Communities LP (“GMH”) which accrues interest at 16.27% on the committed amount of $159,000,000, from July 28, 2004 and (iii) income of $1,481,000 on the Company’s mezzanine loan to Extended Stay America in May 2004, partially offset by (iv) a net charge of $88,000 relating to a series of privately negotiated option agreements with a financial institution pursuant to which the Company purchased a call option and simultaneously sold a put option at the same strike price on the common shares of Sears, Roebuck and Co. (“Sears”).

Under the option agreements described above, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points and is credited for dividends received on the common shares.  The options expire in April 2006 and provide for net cash settlement.  The options provide the Company with the same economic gain or loss as if it had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points.  Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income.”  The net charge is comprised of (i) $966,000 for the increase in stock price resulting from the LIBOR charge and (ii) $572,000 of legal fees, partially offset by (iii) $1,214,000 of accrued dividends on the common shares underlying the option agreements and (iv) the $238,000 increase in the market price of the common shares underlying the options.  At September 30, 2004, the aggregate strike price under these options, exclusive of accrued interest and dividends, was $315,200,000.

Based on Sears’ most recent Form 10-Q, the Company’s aggregate investment represents 4.3% of Sears outstanding common shares.  As of November 4, 2004, based on the closing price of Sears common shares on the NYSE of $37.18 per share, the market value of the 7,916,900 shares underlying these agreements was $294,350,000, as compared to the Company’s cost of $315,200,000, and the market value of the 1,176,600 shares owned by the Company was $43,746,000, as compared to the Company’s cost of $40,576,000.  As of November 4, 2004, the Company has funded $64,205,000 in cash to the financial institution as margin collateral which earns interest at an annual rate equal to the Federal Funds rate.

Interest and Debt Expense

Interest and debt expense was $61,163,000 for the three months ended September 30, 2004, compared to $56,261,000 in the prior year’s quarter, an increase of $4,902,000.  This increase resulted primarily from higher average outstanding debt balances and a 39 basis point increase in weighted average floating rates.

Net Gain on Disposition of Wholly-owned and Partially-owned Assets other than Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $499,000 for the three months ended September 30, 2003 represents a gain on sale of land held for development.

Preferred Unit Distributions

Preferred unit distributions were $21,334,000 for the quarter ended September 30, 2004, compared to $28,723,000 for the prior year’s quarter, a decrease of $7,389,000. This decrease resulted primarily from lower distributions to preferred unit holders as a result of the Company’s redemption of the Series B preferred units in March 2004, the Series D-2 preferred units in January 2004, the Series D-1 preferred units in November 2003, and the Series C-1 preferred units during the fourth quarter of 2003.

Income From Discontinued Operations

The combined results of discontinued operations in the following table include the operating results of the Company’s retail property located in Vineland, New Jersey, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore, Hagerstown, and Dundalk, Maryland retail properties, sold on January 9, 2003, November 3, 2003 and August 12, 2004, respectively.

	For The Three Months Ended September 30,
(Amounts in thousands)	2004	2003

Total revenues	$178	$13,180
Total expenses	233	8,413
Net income	(55)	4,767
Gain on sale of Dundalk	9,850	—
Gain on sale of other real estate	—	767
Income from discontinued operations	$9,795	$5,534

Three Months Ended September 30, 2004 and September 30, 2003

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Three months ended September 30, 2003	$252,392	$156,870		$37,401	$28,733	$17,257		$12,131
2004 Operations:
Same store operations(1)		3,852		1,085	1,288	2,334	(3)
Acquisitions, dispositions and non-same store income and expenses		4,879		13,492	570	(400)
Three months ended September 30, 2004	$297,209	$165,601		$51,978	$30,591	$19,191		$29,848
% increase in same store operations		2.6	%(2)	3.3%	4.5%	13.8	%(3)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase were $89,540 and 4.3% for the New York office portfolio and $76,061 and .7% for the CESCR portfolio.

(3)          Represents the Company’s 60% share of income of the Vornado Crescent Portland Partnership which owns AmeriCold Realty Trust (the “Landlord” or “AmeriCold”).  The Landlord leases all of its temperature controlled logistics warehouses to AmeriCold Logistics (“OPCO”) for which it receives rental income.  The Landlord does not recognize rental income unless earned and collection is assured or cash is received.  Accordingly, the Company did not recognize $7,913 of rent it was due for the three months ended September 30, 2004, which together with previously unrecognized rent is $73,465.  This unrecognized rent was eliminated as a result of the acquisition of OPCO on November 4, 2004 (see below).  OPCO has advised the Landlord that (i) its revenue for the quarter ended September 30, 2004 from the warehouses it leases from the Landlord is higher than last year by 2.3% and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $1,614 (a 4.2% decrease).  This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations during the first six months and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

On November 4, 2004, AmeriCold purchased its tenant, OPCO, for $47,700 in cash.  As part of this transaction, Vornado Operating Company repaid the $21,989 loan due to the Company as well as $4,771 of interest applicable thereto.  Since the Company stopped recognizing interest income on this loan in January 2002, it will recognize the $4,771 income upon collection in the fourth quarter 2004.  In addition, the Company and its 40% partner, Crescent Real Estate Equities Company (“CEI”) entered into a definitive agreement to collectively sell 20.7% of AmeriCold’s common shares to The Yucaipa Companies (“Yucaipa”) for $145,000 which will result in a gain, of which the Company’s share is approximately $20,000.  The purchase price was based on a $1.450 billion valuation for AmeriCold before debt and other obligations.  The agreement provides for Yucaipa to earn a promote of 20% of the increase in the value of AmeriCold through December 31, 2007, limited to 10% of the Company’s and CEI’s remaining interest in AmeriCold.  Yucaipa is a private equity firm with significant expertise in the food distribution, logistics and retail industries.  Upon closing of the sale to Yucaipa, which is scheduled to close before year-end, AmeriCold will be owned 47.6% by the Company, 31.7% by CEI and 20.7% by Yucaipa. Further, the joint venture between the Company and CEI will be dissolved and the Company will have three of the five members of AmeriCold’s Board of Trustees and will consolidate the operations and financial position of AmeriCold into its accounts rather than account for the investment on the equity method.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2004 and 2003.

	For The Nine Months Ended September 30, 2004
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$947,790	$632,984	$115,595	$151,881	$—		$47,330
Straight-line rents:
Contractual rent increases	25,514	19,928	3,602	1,910	—		74
Amortization of free rent	19,312	6,806	8,632	3,326	—		548
Amortization of acquired below market leases, net	11,492	7,959	3,533	—	—		—
Total rentals	1,004,108	667,677	131,362	157,117	—		47,952
Expense reimbursements	141,815	80,847	45,986	12,611	—		2,371
Fee and other income:
Tenant cleaning fees	22,687	22,687	—	—	—		—
Management and leasing fees	13,194	12,223	788	150	—		33
Other	28,150	21,273	1,567	5,055	—		255
Total revenues	1,209,954	804,707	179,703	174,933	—		50,611
Operating expenses	459,756	296,032	56,716	69,542	—		37,466
Depreciation and amortization	175,013	119,839	18,917	24,127	—		12,130
General and administrative	90,652	28,590	9,506	15,743	—		36,813
Costs of acquisition not consummated	1,475	—	—	—	—		1,475
Total expenses	726,896	444,461	85,139	109,412	—		87,884
Operating income (loss)	483,058	360,246	94,564	65,521	—		(37,273)
Income applicable to Alexander’s	4,377	—	—	—	—		4,377
Income from partially-owned entities	33,642	1,979	(2,234)	481	5,604	(3)	27,812
Interest and other investment income	36,667	634	217	83	—		35,733
Interest and debt expense	(176,989)	(98,259)	(44,481)	(8,456)	—		(25,793)
Net gains on disposition of wholly-owned and partially-owned assets other than real estate	776	—	—	—	—		776
Minority interest	212	—	—	—	—		212
Income from continuing operations	381,743	264,600	48,066	57,629	5,604		5,844
Income from discontinued operations	78,384	—	10,243	—	—		68,141
Net income	460,127	264,600	58,309	57,629	5,604		73,985
Interest and debt expense(2)	234,815	101,129	46,798	9,141	23,011		54,736
Depreciation and amortization(2)	218,602	122,083	21,431	24,528	25,966		24,594
Income taxes	835	293	—	279	—		263
EBITDA(1)	$914,379	$488,105	$126,538	$91,577	$54,581		$153,578

EBITDA includes net gains on sale of real estate of $75,755, of which $65,905 relates to the Other segment and $9,850 relates to the Retail segment.

See footnotes on page 43.

	For The Nine Months Ended September 30, 2003
(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other(4)
Property rentals	$899,468	$617,028	$101,048	$145,648	$—		$35,744
Straight-line rents:
Contractual rent increases	26,747	22,393	2,935	1,371	—		48
Amortization of free rent	4,648	(798)	3,975	1,471	—		—
Amortization of acquired below market leases, net	6,914	6,423	491	—	—		—
Total rentals	937,777	645,046	108,449	148,490	—		35,792
Expense reimbursements	133,631	74,826	42,625	13,453	—		2,727
Fee and other income:
Tenant cleaning fees	21,762	21,762	—	—	—		—
Management and leasing fees	9,781	8,807	943	—	—		31
Other	13,329	6,560	4,368	2,318	—		83
Total revenues	1,116,280	757,001	156,385	164,261	—		38,633
Operating expenses	434,860	284,242	53,309	64,642	—		32,667
Depreciation and amortization	155,497	111,783	12,513	21,201	—		10,000
General and administrative	86,642	26,817	7,606	14,343	—		37,876
Total expenses	676,999	422,842	73,428	100,186	—		80,543
Operating income (loss)	439,281	334,159	82,957	64,075	—		(41,910)
Income applicable to Alexander’s	12,341	—	—	—	—		12,341
Income from partially-owned entities	54,165	2,068	2,905	145	11,203	(3)	37,844
Interest and other investment income	16,224	1,893	148	83	—		14,100
Interest and debt expense	(170,798)	(101,128)	(44,894)	(11,151)	—		(13,625)
Net (loss) gain on disposition of wholly-owned and partially-owned assets other than real estate	(607)	180	—	188	—		(975)
Minority interest	(1,079)	(1,119)	—	—	—		40
Income from continuing operations	349,527	236,053	41,116	53,340	11,203		7,815
Income (loss) from discontinued operations	16,588	15,522	2,852	—	—		(1,786)
Net income	366,115	251,575	43,968	53,340	11,203		6,029
Interest and debt expense(2)	223,218	103,824	47,135	11,846	18,512		41,901
Depreciation and amortization(2)	201,237	114,872	14,846	21,467	26,157		23,895
EBITDA(1)	$790,570	$470,271	$105,949	$86,653	$55,872		$71,825

EBITDA includes net gains on sale of real estate of $3,411, of which $2,644 relates to the Retail segment and $767 relates to the Office segment.

See following page for footnotes.

Notes:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  EBITDA should not be considered a substitute for net income.  EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA includes the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)          Net of rent not recognized of $24,029 and $19,518 for the nine months ended September 30, 2004 and 2003.

(4)          Other EBITDA is comprised of:

	For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003
Newkirk MLP:
Equity in income of limited partnership (A)	$38,585	$53,222
Interest and other income (B)	15,646	6,221
Alexander’s (C)	17,909	16,944
Hotel Pennsylvania (D)	7,963	550
Industrial warehouses	3,803	4,843
Palisades	3,799	3,309
Student Housing	1,254	1,506
400 North LaSalle (phased into service beginning October 2003)	540	—
	89,499	86,595
Minority interest expense	212	40
Unallocated general and administrative expenses	(33,366)	(34,703)
Investment income and other(E)	31,328	21,281
Gain on sale of Palisades	65,905	—
Settlement on Primestone guarantees	—	(1,388)
Total	$153,578	$71,825

(A)            EBITDA for the nine months ended September 30, 2004, includes the Company’s $2,479 share of gains on sale of real estate, offset by the Company’s $2,901 share of impairment losses recorded by Newkirk MLP.  EBITDA for the nine months ended September 30, 2003, includes the Company’s $9,900 share of gains on sale of real estate and early extinguishment of debt.

(B)              Interest and other income for the nine months ended September 30, 2004, includes a gain of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.  The MLP units subject to this option had been issued to the Company on behalf of the Company’s joint venture partner in exchange for the Company’s operating partnership units as part of the tender offers to acquire certain of the units of the MLP in 1998 and 1999.

(C)              Includes Alexander’s stock appreciation rights compensation expense, of which the Company’s share was $20,880 and $9,477 for the nine months ended September 30, 2004 and 2003, respectively.  The nine months ended September 30, 2004, includes the Company’s $1,274 share of a gain on sale of land parcel and the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(D)             Average occupancy and REVPAR were 76.9% and $71.80 for the nine months ended September 30, 2004, compared to 58.6% and $50.41 for the prior year’s nine months.

(E)               The nine months ended September 30, 2003, includes $5,583 for the Company’s share of Prime Group Realty L.P.’s equity in net income of which $4,413 was for the Company’s share of Prime Group’s lease termination fee income.  On May 23, 2003, the Company exchanged the units it owned in Prime Group L.P. for common shares of its parent and no longer accounts for its investment in the partnership on the equity method.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, expense reimbursements, hotel revenues, trade show revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141, and fee and other income, were $1,209,954,000 for the nine months ended September 30, 2004, compared to $1,116,280,000 in the prior year’s nine months, an increase of $93,674,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail	Merchandise Mart	Other
Rentals:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	December 2003	$7,477		$—		$7,477	$—	$—
2101 L Street	August 2003	7,197		7,197		—	—	—
Forest Plaza Shopping Center	February 2004	1,900		—		1,900	—	—
25 W. 14th Street	March 2004	1,451		—		1,451	—	—
So. California supermarkets	July 2004	912		—		912	—	—
Marriot Hotel	July 2004	905		905		—	—	—
99-01 Queens Boulevard	August 2004	130		—		130	—	—
Development placed into service:
400 N. LaSalle		3,013		—		—	—	3,013
4 Union Square South		4,047		—		4,047	—	—
Amortization of acquired below market leases, net		4,578		1,536		3,042	—	—
Operations:
Hotel activity		10,621	(1)	—		—	—	10,621 (1)
Trade show activity		2,333		—		—	2,333	—
Leasing activity		21,767		12,993	(2)	3,954	6,294	(1,474)
Total increase in property rentals		66,331		22,631		22,913	8,627	12,160

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		5,468		1,157		4,311	—	—
Operations		2,716		4,864	(3)	(950)	(842)	(356)
Total increase (decrease) in tenant expense reimbursements		8,184		6,021		3,361	(842)	(356)

Fee and other income:
Acquisitions:
Kaempfer management and leasing fees		3,695		3,695		—	—	—
Increase (decrease) in:
Lease cancellation fee income		9,545		9,677	(4)	(1,291)	1,159	—
BMS tenant cleaning fees		925		925		—	—	—
Management and leasing fees		756		734		(130)	150	2
Other		4,238		4,023		(1,535)	1,578	172
Total increase (decrease) in fee and other income		19,159		19,054		(2,956)	2,887	174
Total increase in revenues		$93,674		$47,706		$23,318	$10,672	$11,978

(1)                      Average occupancy and REVPAR were 76.9% and $71.80 for the nine months ended September 30, 2004 compared to 58.6% and $50.41 for the prior year’s nine months.

(2)                      Reflects increases of $9,800 from New York City Office and $3,193 from CESCR.  These increases resulted primarily from higher rents for space relet.

(3)                      Reflects higher reimbursements from tenants resulting primarily from increases in New York City Office real estate taxes and utilities.

(4)                      The increase relates to early lease terminations at the Company’s 888 Seventh Avenue and 909 Third Avenue office properties for approximately 175 square feet, a substantial portion of which has been re-leased during the current quarter at equal or higher rents (see page 30).

See “Overview – Leasing Activity” on page 30 for further details of leasing activity and corresponding changes in occupancy.

Expenses

The Company’s expenses were $726,896,000 for the nine months ended September 30, 2004, compared to $676,999,000 in the prior year’s nine months, an increase of $49,897,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total		Office		Retail		Merchandise Mart	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Bergen Mall	$4,065		$—		$4,065		$—	$—
2101 L Street	2,431		2,431		—		—	—
Forest Plaza	721		—		721		—	—
25 W. 14th Street	143		—		143		—	—
99-01 Queens Boulevard	24		—		24		—	—
Development placed into service:
4 Union Square South	881		—		881		—	—
400 N. LaSalle	2,191		—		—		—	2,191
Hotel activity	3,016		—		—		—	3,016
Trade Show activity	2,027		—		—		2,027	—
Operations	9,397		9,359	(1)	(2,427	)(2)	2,873	(408)
Total increase in operating	24,896		11,790		3,407		4,900	4,799

Depreciation and amortization:
Increase due to:
Acquisitions/Development	8,822		1,671		5,289		—	1,862
Operations	10,694	(3)	6,385		1,115		2,926	268
Total increase in depreciation and amortization	19,516		8,056		6,404		2,926	2,130

General and administrative:
Increase (decrease) due to:
Acquisitions	1,527		1,037		—		—	490
Operations	2,483	(4)	736		1,900		1,400	(1,553)
Total increase (decrease) in general and administrative	4,010		1,773		1,900		1,400	(1,063)

Cost of acquisition not consummated	1,475		—		—		—	1,475 (5)

Total increase in expenses	$49,897		$21,619		$11,711		$9,226	$7,341

(1)                      Results primarily from an increase in utilities and real estate taxes, of which $5,647 relates to the New York City Office portfolio and $3,446 relates to the CESCR portfolio.

(2)                      Results primarily from a net decrease in the allowance for bad debts due to recoveries in 2004.

(3)                      Primarily due to additions to buildings and improvements during 2003 and 2004.

(4)                      This increase is primarily due to (i) $2,994 of higher payroll and fringe benefits, (ii) $648 of higher professional fees and (iii) $970 of severance primarily in connection with exiting the Washington, DC third-party tenant representation business, partially offset by, (iv) $2,437 of severance related charges in the prior year’s nine months.

(5)                      Mervyn’s.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $25,257,000 before $20,880,000 of Alexander’s SAR expense or $4,377,000, net in the nine months ended September 30, 2004, compared to income of $21,818,000 before $9,477,000 of SAR expense or $12,341,000, net in the prior year’s nine months, a decrease of $7,964,000.  This decrease resulted primarily from (i) an increase in the Company’s share of Alexander’s stock appreciation rights compensation expense of $11,403,000 and (ii) the Company’s $1,010,000 share of Alexander’s loss on early extinguishment of debt in the nine months ended September 30, 2004, partially offset by (iii) income in 2004 from the commencement of leases with Bloomberg on November 15, 2003 and other tenants in May and June 2004 at Alexander’s 731 Lexington Avenue property, and (iv) the Company’s $1,274 share of gain on sale of a land parcel in the quarter ended September 30, 2004.

Income from Partially-Owned Entities

Below is the detail of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the nine months ended September 30, 2004 and 2003:

(Amounts in thousands)	Total	Monmouth Mall	Temperature Controlled Logistics		Newkirk MLP	Starwood Ceruzzi Joint Venture		Partially- Owned Office Buildings	Other
For the nine months ended:

September 30, 2004:
Revenues		$17,958	$84,628		$178,801	$1,112		$87,814
Expenses:
Operating, general and administrative		(6,972)	(5,199)		(20,621)	(2,391)		(36,692)
Depreciation		(4,238)	(42,196)		(34,548)	(494)		(14,570)
Interest expense		(4,635)	(38,351)		(60,766)	—		(24,336)
Other, net		(2,429)	3,063		43,447	(4,791)		1,919
Net (loss) income		$(316)	$1,945		$106,313	$(6,564)		$14,135

Company’s interest		50%	60%		22.3%	80%		15.2%
Equity in net income	$15,610	$(158)	$1,167		$17,049 (2)	$(5,251)		$2,151	$652
Interest and other income	13,142	2,468	289		10,557 (3)	—		(172)	—
Fee income	4,890	742	4,148		—	—		—	—
Income (loss) from partially-owned entities	$33,642	$3,052	$5,604	(1)	$27,606	$(5,251	)(5)	$1,979	$652

September 30, 2003:
Revenues		$16,964	$87,076		$204,240	$3,779		$72,561
Expenses:
Operating, general and administrative		(7,485)	(5,252)		(9,105)	(2,172)		(27,401)
Depreciation		(2,995)	(42,581)		(32,076)	(825)		(12,411)
Interest expense		(4,481)	(30,853)		(75,643)	—		(19,277)
Other, net		(2,429)	2,574		43,324	(866)		5,551
Net (loss) income		$(426)	$10,964		$130,740	$(84)		$19,023

Company’s interest		50%	60%		22.6%	80%		11%
Equity in net income	$41,001	$(213)	$6,578		$29,547 (4)	$(67)		$2,068	$3,088	(6)
Interest and other income	8,295	2,468	474		5,353	—		—	—
Fee income	4,869	718	4,151		—	—		—	—
Income from partially-owned entities	$54,165	$2,973	$11,203		$34,900	$(67	)(5)	$2,068	$3,088

(Decrease) increase in income of partially-owned entities	$(20,523)	$79	$(5,599	)(1)	$(7,294)	$(5,184	)(5)	$(89)	$(2,436	)(6)

(1)          The tenant has reported that (i) its revenue for the nine months ended September 30, 2004 from the warehouses it leases from the Landlord is higher than last year by ..7%, and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $5,999 (a 5.2% decrease).  This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

(2)          Includes the Company’s $2,479 share of gains on sale of real estate and the Company’s $2,901 share of impairment losses recorded by Newkirk MLP.  Excludes the Company’s $7,119 share of the gain recognized by Newkirk MLP on the sale of its Stater Brothers real estate portfolio to the Company on July 29, 2004, which was reflected as an adjustment to the basis of the Company’s investment.

(3)          Includes a gain of $7,494, resulting from the exercise of an option by the Company’s joint venture partner to acquire certain MLP units held by the Company.

(4)          Includes the Company’s $9,900 share of gains on sale of real estate and early extinguishment of debt.

(5)          Equity in income for the nine months ended September 30, 2004 includes the Company’s $3,833 share of an impairment loss.  Equity in income for the nine months ended September 30, 2003 includes the Company’s $2,271 share of income from the settlement of a tenant bankruptcy claim, partially offset by the Company’s $876 share of a net loss on disposition of leasehold improvements.

(6)          Includes $5,583 for the Company’s share of Prime Group Realty L.P.’s equity in net income of which $4,413 was for the Company’s share of Prime Group’s lease termination fee income.  On May 23, 2003, the Company exchanged the units it owned for common shares and no longer accounts for its investment in the partnership on the equity method.

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $36,667,000 for the nine months ended September 30, 2004, compared to $16,224,000 in the prior year’s nine months, an increase of $20,443,000.  This increase resulted primarily from (i) interest income of $18,883,000 on the $275,000,000 GM Building mezzanine loans made by the Company in the fourth quarter of 2003 and third quarter of 2004, (ii) income of $5,527,000 on the Company’s investment in GMH which accrues distributions at 16.27% on the Company’s committed amount of $159,000,000 from July 28, 2004 and (iii) income of $2,238,000 on the Company’s mezzanine loan to Extended Stay America in May 2004, partially offset by (iv) $6,284,000 of interest received in the first quarter of 2003 in connection with the Dearborn Center loan receivable repayment (of which $5,655,000 was contingent interest income).

Interest and Debt Expense

Interest and debt expense was $176,989,000 for the nine months ended September 30, 2004, compared to $170,798,000 in the prior year’s nine months, an increase of $6,191,000.  This increase resulted primarily from higher average outstanding debt during the nine months ended September 30, 2004, which resulted primarily from the issuance of $450,000,000 of the Company’s senior unsecured notes in November 2003 and August 2004.

Net Gain (Loss) on Disposition of Wholly-owned and Partially-owned Assets other than Real Estate

Net gain (loss) on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the nine months ended September 30, 2004 reflects the Company’s $776,000 share of gains on disposition of certain partially-owned development assets.  Net loss on disposition of wholly-owned and partially-owned assets other than depreciable real estate for the nine months ended September 30, 2003 includes a $1,388,000 loss on settlement of the guarantees of the Primestone Loans, partially offset by gains on the sale of condominiums and land parcels of $282,000 and $ 499,000, respectively.

Preferred Unit Distributions

Preferred unit distributions were $75,354,000 for the nine months ended September 30, 2004, compared to $86,823,000 for the prior year’s quarter, a decrease of $11,469,000. This decrease resulted primarily from lower distributions to preferred unit holders as a result of the Company’s redemption of the Series B preferred units in March 2004, the Series D-2 preferred units in January 2004, the Series D-1 preferred units in November 2003, and the Series C-1 preferred units during the fourth quarter of 2003.

Discontinued Operations

The combined results of discontinued operations in the following table include the operating results of the Company’s retail property located in Vineland, New Jersey, as well as (i) Palisades Residential Complex, sold on June 29, 2004, (ii) Two Park Avenue office property, sold on October 10, 2003, and (iii) Baltimore, Hagerstown and Dundalk, Maryland retail properties, sold on January 9, 2003, November 3, 2003 and August 12, 2004, respectively.

	For The Nine Months Ended September 30,
(Amounts in thousands)	2004	2003

Total revenues	$9,285	$37,678
Total expenses	6,656	24,501
Net income	2,629	13,177
Gain on sale of Palisades	65,905	—
Gain on sale of Dundalk	9,850	—
Gain on sale of Baltimore	—	2,644
Gain on sale of other real estate	—	767
Income from discontinued operations	$78,384	$16,588

Nine Months Ended September 30, 2004 and September 30, 2003

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart	Temperature Controlled Logistics		Other

Nine months ended September 30, 2003	$790,570	$470,271		$105,949	$86,653	$55,872		$71,825
2004 Operations:
Same store operations(1)		14,690		5,096	3,734	(1,020	)(3)
Acquisitions, dispositions and non-same store income and expenses		3,144		15,493	1,190	(271)
Nine months ended September 30, 2004	$914,379	$488,105		$126,538	$91,577	$54,581		$153,578
% increase (decrease) in same store operations		3.2	%(2)	5.3%	4.3%	(1.8	)%(3)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase were $255,631 and 3.8% for the New York Office portfolio and $232,474 and 2.6% for the CESCR portfolio.

(3)          Represents the Company’s 60% share of income of the Vornado Crescent Portland Partnership which owns Americold Realty Trust (the “Landlord”).  The Landlord leases all of its temperature controlled logistics warehouses to AmeriCold Logistics (“OPCO”) for which it receives rental income.  The Landlord does not recognize rental income unless earned and collection is assured or cash is received.  Accordingly, the Company did not recognize $24,029 of rent it was due for the nine months ended September 30, 2004, which together with previously unrecognized rent is $73,465.  This unrecognized rent was eliminated as a result of the acquisition of OPCO on November 4, 2004 (see page 40).  OPCO has advised the Landlord that (i) its revenue for the nine months ended September 30, 2004 from the warehouses it leases from the Landlord is higher than last year by .7% and (ii) its gross margin before rent at these warehouses for the corresponding period is lower than last year by $5,999 (a 5.2% decrease).  This decrease in gross margin is attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

Liquidity And Capital Resources

Nine Months Ended September 30, 2004

Cash flows provided by operating activities of $471,595,000 was primarily comprised of (i) net income of $460,127,000, (ii) adjustments for non-cash items of $10,621,000 (iii) a net change in operating assets and liabilities of $847,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $180,226,000, (ii) cost of acquisitions not consummated of $1,475,000, partially offset by (iii) gains on sale of real estate of $75,755,000, (v) the effect of straight-lining of rental income of $44,826,000, (vi) equity in net income of partially-owned entities and Alexander’s of $38,019,000 and (vii) amortization of acquired below market leases net of above market leases of $11,492,000.

Net cash used in investing activities of $260,781,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $246,005,000, (ii) capital expenditures of $81,413,000, (iii) development and redevelopment expenditures of $87,798,000, (iv) investments in partially-owned entities of $6,220,000, (v) acquisitions of real estate of $194,399,000 (vi) restricted cash of $44,649,000 and (vii) investments in marketable securities of $45,509,000, partially offset by (viii) proceeds from the sale of real estate of $233,347,000, (ix) distributions from partially-owned entities of $173,365,000 and (x) repayments on notes and mortgages receivable of $38,500,000.

Net cash used in financing activities of $319,282,000 was primarily comprised of (i) distributions to Class A unitholders of $325,176,000, (ii) repayments of borrowings of $542,297,000, (iii) redemption of perpetual preferred units of $112,467,000 and (iv) distributions to preferred unitholders of $75,354,000 partially offset by (vi) proceeds from borrowings of $575,158,000, (vii) proceeds from the issuance of perpetual preferred units of $106,655,000 and (viii) proceeds of $54,199,000 from the exercise by employees of unit options.

Capital expenditures are categorized as follows:

•                  Recurring — capital improvements expended to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2004.  See page 30 for per square foot data.

(Amounts in thousands)	Total		New York Office	CESCR		Retail	Merchandise Mart	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$29,977		$6,529	$7,290		$1,227	$11,267	$3,664
Non-recurring	—		—	—		—	—	—
	29,977		6,529	7,290		1,227	11,267	3,664
Tenant improvements:
Recurring	84,196		32,370	19,470		3,107	29,249	—
Non-recurring	4,140		—	4,140		—	—	—
	88,336		32,370	23,610		3,107	29,249	—
Total	$118,313		$38,899	$30,900		$4,334	$40,516	$3,664

Leasing Commissions:
Recurring	$29,348		$15,390	$5,351		$447	$8,160	$—
Non-recurring	749		—	749		—	—	—
	$30,097		$15,390	$6,100		$447	$8,160	$—

Square feet leased	5,320	(1)	1,239	1,995	(1)	840	1,246	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$148,410		$54,289	$37,000		$4,781	$48,676	$3,664
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	46,373		19,345	21,990		1,542	3,496	—
Expenditures to be made in future periods for the current period	(78,930)		(35,819)	(20,298)		(3,221)	(19,592)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$115,853		$37,815	$38,692		$3,102	$32,580	$3,664

Development and Redevelopment Expenditures:
640 Fifth Avenue	$13,114		$13,114	$—		$—	$—	$—
4 Union Square South	21,495		—	—		21,495	—	—
Crystal Drive – retail	17,596		—	17,596		—	—	—
Other	35,593		599	1,394		18,747	14,156	697
	$87,798		$13,713	$18,990		$40,242	$14,156	$697

(1)                                  Excludes 261 square feet of development space leased during the period.

Nine Months Ended September 30, 2003

Cash flows provided by operating activities of $425,608,000 was primarily comprised of (i) income of $366,115,000, (ii) adjustments for non-cash items of $52,721,000, (iii) the net change in operating assets and liabilities of $6,772,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $159,651,000, and (ii) minority interest of $1,079, partially offset by, (iii) the effect of straight-lining of rental income of $31,785,000, (iv) equity in net income of partially-owned entities and Alexander’s of $66,506,000, (v) amortization of acquired below market leases net of above market leases of $6,914,000 and (vi) gains on sale of real estate of $3,411,000.

Net cash used in investing activities of $64,579,000 was primarily comprised of (i) capital expenditures of $78,353,000, (ii) development and redevelopment expenditures of $102,254,000, (iii) investments in partially-owned entities of $10,360,000, (iv) the acquisition of Building Maintenance Service Company of $13,000,000, (v) the acquisition of Kaempfer company of $27,622,000, (vi) acquisitions of real estate of $31,189,000, (vii) investments in notes and mortgage loans receivable of $7,300,000, and (viii) investments in marketable securities of $10,419, partially offset by, (ix) distributions from partially-owned entities of $42,027,000, (x) proceeds from the sale of real estate of $5,436,000, (xi) repayments on notes and mortgages receivable of $26,092,000, and (xii) a decrease in restricted cash of $142,363,000 (used primarily to repay the cross-collateralized mortgages on 770 Broadway and 595 Madison Avenue).

Net cash used in financing activities of $445,371,000 was primarily comprised of (i) distributions to Class A unitholders of $227,079,000, (ii) repayments of borrowing of $593,780,000 and (iii) distributions to preferred unitholders of $127,973,000, (iv) proceeds from borrowings of $448,987,000 and (vi) proceeds of $54,474,000 from the exercise by employees of unit options.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2003.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$23,622	$8,473	$4,620	$395	$9,702	$432
Non-recurring	2,795	—	2,795	—	—	—
	26,417	8,473	7,415	395	9,702	432
Tenant improvements:
Recurring	55,733	17,507	20,164	2,802	15,260	—
Non-recurring	4,479	—	4,479	—	—	—
	60,212	17,507	24,643	2,802	15,260	—
Total	$86,629	$25,980	$32,058	$3,197	$24,962	$432

Leasing Commissions:
Recurring	$15,543	$7,682	$4,952	$75	$2,834	$—
Non-recurring	970	—	970	—	—	—
	$16,513	$7,682	$5,922	$75	$2,834	$—

Total Capital Expenditures and Leasing Commissions (Accrual basis)	$103,142	$33,662	$37,980	$3,272	$27,796	$432
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	34,557	7,881	11,719	11,096	3,861	—
Expenditures to be made in future periods for the current period	(51,291)	(17,485)	(23,858)	(1,933)	(8,015)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$86,408	$24,058	$25,841	$12,435	$23,642	$432

Development and Redevelopment: Expenditures:
400 North LaSalle	$44,549	$—	$—	$—	$44,549	$—
640 Fifth Avenue	22,084	22,084	—	—	—	—
4 Union Square South	8,462	—	—	8,462	—	—
Other	27,159	9,483	6,985	10,301	—	390
	$102,254	$31,567	$6,985	$18,763	$44,549	$390

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2004 vs. Three Months Ended June 30, 2004

Below are the details of the changes by segment in EBITDA for the three months ended September 30, 2004 from the three months ended June 30, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics	Other
EBITDA for the three months ended June 30, 2004	$353,618	$164,306		$36,747	$34,160		$16,654	$101,751
2004 Operations: Same store operations(1)		(7,245)		286	(3,836	)(3)	2,753
Acquisitions, dispositions and other non-same store income and expenses		8,540		14,945	267		(216)
EBITDA for the three months ended September 30, 2004	$297,209	$165,601		$51,978	$30,591		$19,191	$29,848
% (decrease) increase in same store operations		(4.5	)%(2)	.7%	(11.4	)%(3)	16.7%

(1)                      Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)                      Same store percentage decrease was (4.0)% for the New York Office portfolio, and (4.9)% for the CESCR portfolio.  These decreases reflect seasonally higher operating expenses, primarily utility costs, in the third quarter, of which $6,993 relates to the New York Office portfolio and $4,385 relates to the CESCR portfolio.  The same store operations exclusive of the seasonal increases in utilities increased by 3.6% for New York Office and .7% for CESCR.

(3)                      Primarily due to seasonality of operations as the second and fourth quarters include major trade shows and, therefore have historically been higher than the first and third quarters.

Below is a reconciliation of net income and EBITDA for the three months ended June 30,2004.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended June 30, 2004	$203,960	$91,846	$13,512	$22,201	$282	$76,119
Interest and debt expense	76,499	32,991	15,334	3,000	7,708	17,466
Depreciation and amortization	73,012	39,460	7,901	8,959	8,664	8,028
Income taxes	147	9	—	—	—	138
EBITDA for the three months ended June 30, 2004	$353,618	$164,306	$36,747	$34,160	$16,654	$101,751

Acquisitions

On February 3, 2004, the Company acquired the Forest Plaza Shopping Center for approximately $32,500,000, of which $14,000,000 was paid in cash and $18,500,000 was debt assumed.  The purchase was funded as part of a Section 1031 tax-free “like-kind” exchange with the remaining portion of the proceeds from the sale of the Company’s Two Park Avenue property.  Forest Plaza is a 165,000 square foot shopping center located in Staten Island, New York, anchored by a Waldbaum’s supermarket.

On March 19, 2004, the Company acquired a 62,000 square foot freestanding retail building located at 25 W. 14th Street in Manhattan for $40,000,000 in cash.

On July 1, 2004, the Company acquired the Marriott hotel located in its Crystal City office complex from a limited partnership in which Robert H. Smith and Robert P. Kogod, trustees of the Company, together with family members own approximately 67 percent.  The purchase price of $21,500,000 was paid in cash.  The hotel contains 343 rooms and is leased to an affiliate of Marriott International, Inc. until July 31, 2015, with one 10-year extension option.  The land under the hotel was acquired in 1999.

Investment in GMH Communities L.P.

On July 20, 2004, the Company committed to make up to a $159,000,000 convertible preferred investment in GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  Distributions accrue on the full committed balance of the investment, whether or not drawn, from July 20, 2004, at a rate of 16.27%, and the Company receives a monthly cash payment of 8.0% on the weighted average amount funded.  In connection with this commitment, the Company received a placement fee of $3,200,000.  The Company also purchased for $1,000,000, warrants to acquire GMH common equity.  As a result of GMH Communities Trust (“GCT”) initial public offering (“IPO”) discussed below, these warrants entitle the Company to acquire (i) 6,666,667 limited partnership units in GMH at an exercise price of $7.50 per unit and (ii) 5,496,724 limited partnership units at an exercise price of $9.10 per unit.  As of September 30, 2004, the Company has funded $80,378,000 of its commitment, which is included in Notes and Mortgage Loans Receivable on the Company’s consolidated balance sheet.  In October 2004, the Company funded an additional $33,399,000 of the commitment.

On November 3, 2004, GCT closed its IPO at a price of $12.00 per share.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.  In connection with the IPO, the $113,777,000 funded of the Company’s $159,000,000 commitment has been repaid, together with accrued distributions of $13,381,000.  The Company also exercised warrants to purchase 6,666,667 limited partnership units at a price of $7.50 per unit, or $50,000,000 in total.  The Company has recorded a gain of approximately $29,500,000 on the acquisition of these units which is the difference between cost (exercise price of $7.50 plus $0.08 warrant purchase price allocation) and the $12.00 market price.  In addition, the Company retains warrants to purchase an additional 5,496,724 limited partnership units of GMH or common shares of GCT at a price of $9.10 per unit or share through May 2, 2006.  Until these warrants are exercised or sold, they will be marked-to-market at the end of each reporting period and the resulting gain or loss will be recognized in earnings.  Accordingly, if the market value of GCT shares is greater than the cost per share (exercise price of $9.10 plus $0.08 warrant purchase price allocation), when the Company reports earnings, it would recognize a $15,500,000  unrealized gain on its consolidated statement of income based on the IPO price of $12.00 per share.

Of the $46,033,000 of income the Company recorded from these transactions, $5,527,000 was recognized in the quarter ended September 30, 2004 and $40,506,000 will be recognized in the fourth quarter of 2004 (in addition to the unrealized gain on the mark-to-market of the remaining warrants and the Company’s pro rata share of GMH’s net income or loss).

Further, in connection with the IPO, the Company contributed its 90% interest in Campus Club Gainesville, which it acquired in 2000, in exchange for an additional 671,190 GMH limited partnership units.

Of the Company’s GMH units, 6,666,667 may be converted into an equivalent number of common shares of GCT commencing on May 2, 2005 and 671,190 units may be converted commencing on November 2, 2005.  The Company has agreed not to sell any common shares or units it owns or may acquire until May 2, 2005.

On July 29, 2004, the Company acquired a real estate portfolio containing 25 supermarkets for $65,000,000.  These properties, all of which are all located in Southern California and contain an aggregate of approximately 766,000 square feet, were purchased from the Newkirk MLP, in which the Company currently owns a 22.3% interest.  The supermarkets are net leased to Stater Brothers for an initial term expiring in 2008, with six 5-year extension options.  Stater Brothers is a Southern California regional grocery chain that operates 158 supermarkets and has been in business since 1936.  The Company’s share of gain recognized by Newkirk MLP on this transaction was $7,119,000 and was reflected as an adjustment to the Company’s basis in its investment in Newkirk MLP and not recognized as income.

On August 30, 2004, the Company acquired a 68,000 square foot free-standing building in Forest Hills, New York for $26,500,000.  The property is located at 99-01 Queens Boulevard and its principal tenants are Rite Aid and Fleet Bank.

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot retail property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity and provided a $24,000,000 bridge loan for 90 days with interest at 10% per annum.  Upon refinancing of the bridge loan, the Company will be repaid $15,106,000 and the balance of $8,894,000 will remain in the venture as additional equity.

Dispositions

On January 9, 2003, the Company sold its Baltimore, Maryland shopping center for $4,752,000, which resulted in a net gain on sale after closing costs of $2,644,000.

On June 29, 2004, the Company sold its Palisades Residential Complex for $222,500,000, which resulted in a gain on sale after closing costs of $65,905,000.  All or a portion of the proceeds from the sale will be reinvested pursuant to Section 1031 tax-free “like kind” exchanges, including certain of the acquisitions described above.

On August 12, 2004, the Company sold its Dundalk, Maryland shopping center for $12,900,000, which resulted in a net gain on sale after closing costs of $9,850,000.  The proceeds from the sale have been deposited into an account to permit Section 1031 tax-free “like-kind” exchange investments.

Financings

On January 6, 2004, the Company redeemed all of its 8.375% Series D-2 Cumulative Redeemable Preferred Units at a redemption price equal to $50.00 per unit for an aggregate of $27,500,000 plus accrued distributions.  The redemption amount exceeded the carrying amount by $700,000, representing the original issuance costs.

On March 17, 2004, the Company redeemed all of its Series B Preferred Units at a redemption price equal to $25.00 per unit for an aggregate of $85,000,000 plus accrued distributions.  The redemption amount exceeded the carrying amount by $3,195,000, representing the original issuance costs.

On May 27, 2004, the Company sold $35,000,000 of 7.2% Series D-11 Cumulative Redeemable Preferred Units to an institutional investor in a private placement. These perpetual preferred units may be called without penalty at the Company’s option commencing in May 2009.  The net proceeds were used for general corporate purposes.

On August 16, 2004, the Company completed a public offering of $250,000,000 aggregate principal amount of 4.50% senior unsecured notes due August 15, 2009.  Interest on the notes is payable semi-annually on February 15, and August 15, commencing February 15, 2005.  The notes were priced at 99.797% of their face amount to yield 4.546%.  The notes are subject to the same financial covenants as all of its previously issued senior unsecured debt.  The net proceeds of approximately $247,700,000 were used for general corporate purposes.

On August 18, 2004, the Company sold $75,000,000 of 7.0% Series E Cumulative Redeemable Preferred Units at a price of $25.00 per unit, in a public offering pursuant to an effective registration statement.  The Company may redeem the Series E Preferred Units at a redemption price of $25.00 per unit after August 20, 2009.  The net proceeds were used for general corporate purposes.

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

As of September 30, 2004, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its wholly-owned and partially-owned debt (all of which arises out of non-trading activity) is as follows:

	As at September 30, 2004			As at December 31, 2003
(Amounts in thousands, except per unit amounts)	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
Wholly-owned debt:
Variable rate	$1,070,336	(1)	2.52%	$10,703	$1,270,899	2.22%
Fixed rate	3,158,230		6.79%	—	2,913,486	7.19%
	$4,228,566		5.71%	10,703	$4,184,385	5.68%

Partially-owned debt:
Variable rate	$240,676		4.35%	2,407	$153,140	3.64%
Fixed rate	843,552		6.84%	—	777,427	7.07%
	$1,084,228		6.29%	2,407	$930,567	6.51%

Total decrease in the Company’s annual net income				$13,110
Per share-diluted				$.09

(1)                                  Includes $518,184 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (2.13% if set on September 30, 2004).  In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period.  At September 30, 2004, the fair value adjustment was $18,577 and is included in the balance of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $144,272,000 at September 30, 2004.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures:  The management of Vornado (the Company’s sole general partner), with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting:  There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following updates the discussion set forth under “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  On April 9, 2003, the Company moved the New York Supreme Court action to the United States District Court for the Southern District of New York.  On June 30, 2003, the District Court ordered that the case be placed in suspension and ordered the parties to proceed in a related case that the Company commenced in the United States Bankruptcy Court for the Southern District of New York.  On July 24, 2003, the Bankruptcy Court referred the related case to mediation.  The mediation concluded in June 2004 without resolving the dispute.  On June 9, 2004, after reconvening the hearing on the Company’s motion to interpret, the Bankruptcy Court entered an order abstaining from hearing the Company’s motion.  On June 17, 2004, the Company filed a notice of appeal from the Bankruptcy Court’s order.  The appeal will be heard in the District Court.  Briefing of the appeal is complete, however the hearing has not yet been scheduled.

The Company believes that the additional rent provision of the guaranty expires at the earliest in 2012 and will vigorously oppose Stop & Shop’s complaint.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 6.           Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

	By:	Vornado Realty Trust, sole general partner

Date: November 8, 2004	By:	/s/ Joseph Macnow

Joseph Macnow, Executive Vice President -Finance and Administration and Chief Financial Officer of Vornado Realty Trust, sole general partner of Vornado Realty L.P. (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1	—

Amended and Restated Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 16, 1993 - Incorporated by reference to Exhibit 3(a) to Vornado’s Registration Statement on Form S-4 (File No. 33-60286), filed on April 15, 1993

*

3.2	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 - Incorporated by reference to Exhibit 3.2 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 - Incorporated by reference to Exhibit 3.3 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.4	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on October 14, 1997 - Incorporated by reference to Exhibit 3.2 to Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.5	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 22, 1998 - Incorporated by reference to Exhibit 3.5 to Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.6	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on November 24, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.7	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on April 20, 2000 - Incorporated by reference to Exhibit 3.5 to Vornado’s Registration Statement on Form S-3 (File No. 333-36080), filed on May 2, 2000

*

3.8	—

Articles of Amendment of Declaration of Trust of Vornado, as filed with the State Department of Assessments and Taxation of Maryland on September 14, 2000 - Incorporated by reference to Exhibit 4.6 to Vornado’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

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

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 to Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No.001-11954), filed on May 8, 2003

*

3.12	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997 - Incorporated by reference to Exhibit 3.10 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002

*

3.13	—

Articles Supplementary Classifying Vornado’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value (the “Series D-1 Preferred Shares”) - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.14	—

Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.15	—

Articles Supplementary Classifying 8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.3 of Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.16	—

Articles Supplementary Classifying Vornado’s Series C 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on May 19, 1999

*

3.17	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-2 8.375% Cumulative Redeemable Preferred Shares, dated as of May 27, 1999, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.18	—

Articles Supplementary Classifying Vornado’s Series D-3 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.19	—

Articles Supplementary Classifying Vornado’s Series D-4 8.25% Cumulative Redeemable Preferred Shares, dated September 3, 1999, as filed with the State Department of Assessments and Taxation of Maryland on September 3, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

*                                         Incorporated by reference.

3.20	—

Articles Supplementary Classifying Vornado’s Series D-5 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.21	—

Articles Supplementary Classifying Vornado’s Series D-6 8.25% Cumulative Redeemable Preferred Shares, dated May 1, 2000, as filed with the State Department of Assessments and Taxation of Maryland on May 1, 2000 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed May 19, 2000

*

3.22	—

Articles Supplementary Classifying Vornado’s Series D-7 8.25% Cumulative Redeemable Preferred Shares, dated May 25, 2000, as filed with the State Department of Assessments and Taxation of Maryland on June 1, 2000 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.23	—

Articles Supplementary Classifying Vornado’s Series D-8 8.25% Cumulative Redeemable Preferred Shares - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.24	—

Articles Supplementary Classifying Vornado’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.25	—

Articles Supplementary Classifying Vornado’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003 (incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003)

*

3.26	—

Articles Supplementary Classifying Vornado’s Series D-11 Cumulative Redeemable Preferred Shares, dated May 27, 2004, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2004 — Incorporated by reference to Exhibit 99.1 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on June 9, 2004

*

3.27	—

Amended and Restated Bylaws of Vornado, as amended on March 2, 2000 - Incorporated by reference to Exhibit 3.12 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

3.28	—

Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”) - Incorporated by reference to Exhibit 3.26 to Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.29	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 - Incorporated by reference to Exhibit 3.27 to Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.30	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 - Incorporated by reference to Exhibit 3.5 to Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

*

3.31	—

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 of Vornado’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

*                                         Incorporated by reference.

3.32	—

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated December 1, 1998 (File No. 001-11954), filed on February 9, 1999

*

3.33	—

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K, dated March 3, 1999 (File No. 001-11954), filed on March 17, 1999

*

3.34	—

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.35	—

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.36	—

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado’s Current Report on Form 8-K, dated May 27, 1999 (File No. 001-11954), filed on July 7, 1999

*

3.37	—

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.38	—

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado’s Current Report on Form 8-K, dated September 3, 1999 (File No. 001-11954), filed on October 25, 1999

*

3.39	—

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated November 24, 1999 (File No. 001-11954), filed on December 23, 1999

*

3.40	—

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated May 1, 2000 (File No. 001-11954), filed on May 19, 2000

*

3.41	—

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated May 25, 2000 (File No. 001-11954), filed on June 16, 2000

*

3.42	—

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado’s Current Report on Form 8-K, dated December 8, 2000 (File No. 001-11954), filed on December 28, 2000

*

3.43	—

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 of Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

*                                         Incorporated by reference.

3.44	—

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.45	—

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.46	—

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002

*

3.47	—

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

3.48	—

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.27 to Vornado’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.49	—

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

3.50	—

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2003, (File No. 001-11954), filed on March 3, 2004

*

3.51	—

Twenty-Third Amendment to the Partnership Agreement, dated as of May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado’s current report on Form 8-K (File No. 001-11954), filed on June 9, 2004

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

Specimen certificate representing Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share, no par value - Incorporated by reference to Exhibit 4.3 to Vornado’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

4.4	—

Specimen certificate evidencing Vornado’s Series B 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed on March 15, 1999

*

*                                         Incorporated by reference.

4.5		—

Specimen certificate evidencing Vornado’s 8.5% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preferences $25.00 per share, no par value - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form 8-A (File No. 001-11954), filed May 19, 1999

*

4.6		—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

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

Vornado Realty Trust’s 1993 Omnibus Share Plan, as amended - Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s registration statement on Form S-8 (File No. 331-09159), filed on July 30, 1996

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

*

10.5	***	—

Employment Agreement between Vornado Realty Trust and Joseph Macnow dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to Vornado’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-11954), filed on November 12, 1998

*

10.6	**	—

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 10 (c)3 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11954), filed on March 13, 1997

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

Amendment to Real Estate Retention Agreement dated February 6, 1995 - Incorporated by reference to Exhibit 10(f)2 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995

*

10.12	—

Stipulation between Keen Realty Consultants Inc. and Vornado Realty Trust re: Alexander’s Retention Agreement - Incorporated by reference to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-11954), filed on March 24, 1994

*

10.13	—

Stock Purchase Agreement, dated February 6, 1995, among Vornado Realty Trust and Citibank, N.A. Incorporated by reference to Exhibit 2.1 to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995

*

10.14	—

Management and Development Agreement, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.1 to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995

*

10.15	—

Standstill and Corporate Governance Agreement, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.3 to Vornado’s Current Report on Form 8-K dated February 6, 1995 (File No. 001-11954), filed on February 21, 1995

*

10.16	—

Credit Agreement, dated as of March 15, 1995, among Alexander’s Inc., as borrower, and Vornado Lending Corp., as lender - Incorporated by reference to Exhibit 10(f) 7 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001 - 11954), filed on March 23, 1995

*

10.17	—

Subordination and Intercreditor Agreement, dated as of March 15, 1995 among Vornado Lending Corp., Vornado Realty Trust and First Fidelity Bank, National Association - Incorporated by reference to Exhibit 10(f)8 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-11954), filed on March 23, 1995

*

10.18	—

Form of Intercompany Agreement between Vornado Realty L.P. and Vornado Operating, Inc. -Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Vornado Operating, Inc.’s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998

*

10.19	—

Form of Revolving Credit Agreement between Vornado Realty L.P. and Vornado Operating, Inc., together with related form of Note - Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado Operating, Inc.’s Registration Statement on Form S-11 (File No. 333-40701), filed on January 23, 1998

*

10.20	—

Registration Rights Agreement, dated as of April 15, 1997, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

*                                         Incorporated by reference.

10.21		—

Noncompetition Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, the Mendik Company, L.P., and Bernard H. Mendik - Incorporated by reference to Exhibit 10.3 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.22	***	—

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997

*

10.23		—

Agreement, dated September 28, 1997, between Atlanta Parent Incorporated, Portland Parent Incorporated and Crescent Real Estate Equities, Limited Partnership - Incorporated by reference to Exhibit 99.6 to Vornado’s Current Report on Form 8-K (File No. 001-11954), filed on October 8, 1997

*

10.24		—

Contribution Agreement between Vornado Realty Trust, Vornado Realty L.P. and The Contributors Signatory - thereto - Merchandise Mart Properties, Inc. (DE) and Merchandise Mart Enterprises, Inc. - Incorporated by reference to Exhibit 10.34 to Vornado’s Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998

*

10.25		—

Sale Agreement executed November 18, 1997, and effective December 19, 1997, between MidCity Associates, a New York partnership, as Seller, and One Penn Plaza LLC, a New York Limited liability company, as purchaser - Incorporated by reference to Exhibit 10.35 to Vornado’s Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 001-11954), filed on April 8, 1998

*

10.26		—

Credit Agreement dated as of June 22, 1998 among One Penn Plaza, LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to Exhibit 10 to Vornado’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed on August 13, 1998

*

10.27		—

Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named herein - Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998

*

10.28		—

Registration Rights Agreement, dated as of August 5, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.1 to Vornado’s Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999

*

10.29		—

Registration Rights Agreement, dated as of July 23, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Vornado’s Registration Statement on Form S-3 (File No. 333-89667), filed on October 25, 1999

*

10.30		—

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 1, 2000, between Entities named therein (as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.31	***	—

Employment Agreement, dated January 22, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit 10.49 to Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

*                                         Incorporated by reference.

**                                  Management contract or compensatory agreement.

10.32	**	—

Deferred Stock Agreement, dated December 29, 2000, between Vornado Realty Trust and Melvyn Blum - Incorporated by reference to Exhibit 10.32 to Vornado’s Annual Report on Form 10-K for the period ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.33		—

First Amended and Restated Promissory Note of Steven Roth, dated November 16, 1999 - Incorporated by reference to Exhibit 10.50 to Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.34		—

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust - Incorporated by reference to Exhibit 10.51 to Vornado’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

10.35		—

Revolving Credit Agreement dated as of March 21, 2000 among Vornado Realty L.P., as borrower, Vornado Realty Trust, as general partner, and UBS AG, as Bank - Incorporated by reference to Exhibit 10.54 to Vornado’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-11954), filed on May 5, 2000

*

10.36		—

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E. Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on January 16, 2002

*

10.37		—

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.1 to Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.38		—

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.2 to Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.39		—

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado’s Current Report on Form 8-K (File No. 1-11954), filed on March 18, 2002

*

10.40	***	—

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

Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. (evidencing a $50,000,000 line of credit facility) - Incorporated by reference to Exhibit 10(i)(B)(3) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.50		—

Credit Agreement, dated July 3, 2002, between Alexander’s and Vornado Lending L.L.C. (evidencing a $35,000,000 loan) - Incorporated by reference to Exhibit 10(i)(B)(4) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.51		—

Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo- and Vereinsbank AG, New York Branch, as Agent for the Lenders - Incorporated by reference to Exhibit 10(i)(C)(5) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.52		—

Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(C)(8) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.53		—

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

*                                         Incorporated by reference.

**                                  Management contract or compensatory agreement.

10.54		—

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.55		—

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.56		—

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.57		—

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 to Interstate Properties’ Schedule 13D dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.58		—	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form S-8 (File No. 333-102216), filed on December 26, 2002	*

10.59		—

First Amended and Restated Promissory Note from Michael D Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.60	**	—

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002– Incorporated by reference to Exhibit 10.60 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

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

Employment agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

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

Registration Rights Agreement, dated as of July 31, 2003, by and between Vornado Realty Trust and the Unit Holders named therein - Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

10.67		—

Second Amendment to the Registration Rights Agreement, dated as of July 31, 2003, between Vornado Realty Trust and the Unit Holders named therein - Incorporated by reference to Exhibit 10.5 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

*

10.68		—

Registration Rights Agreement, dated November 17, 2003, between Vornado Realty Trust and Bel Holdings L.L.C. – Incorporated by reference to Exhibit 10.68 to Vornado’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

10.69		—

Registration Rights Agreement, dated April 9, 2003, between Vornado Realty Trust and the holders of Units listed on Schedule A thereto – Incorporated by reference to Exhibit 10.1 to Vornado’s Registration Statement on Form S-3 (File No.333-114807), filed on April 23, 2004

*

10.70	**	—

Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of February 4, 2002- Incorporated by reference to Exhibit 10.70 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.71	**	—

First Amendment to the Employment Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of December 12, 2003- Incorporated by reference to Exhibit 10.71 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.72	**	—

Deferred Stock Agreement by and between Vornado Realty Trust and Sandeep Mathrani, dated as of March 4, 2002- Incorporated by reference to Exhibit 10.72 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.73	**	—

Promissory Note from Melvyn Blum to Vornado Realty Trust, dated March 11, 2004- Incorporated by reference to Exhibit 10.73 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

15.1		—	Letter regarding unaudited interim financial information

*                                         Incorporated by reference.

**                                  Management contract or compensatory agreement.

31.1	—	Rule 13a-14 (a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14 (a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of the Chief Executive Officer

32.1	—	Section 1350 Certification of the Chief Financial Officer