Form 10-Q
period 2005-03-31
VORNADO REALTY LP
filed 2005-05-03
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                                         to

Commission File Number:        000-22685

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

☒  Yes   ☐  No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit and per unit amounts)	(UNAUDITED) March 31, 2005	December 31, 2004
ASSETS

Real estate, at cost:
Land	$1,685,515	$1,681,792
Buildings and improvements	7,588,079	7,548,425
Development costs and construction in progress	191,322	180,968
Leasehold improvements and equipment	311,893	307,660
Total	9,776,809	9,718,845
Less accumulated depreciation and amortization	(1,465,703)	(1,404,441)
Real estate, net	8,311,106	8,314,404

Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $77,290 and $23,110	974,330	599,282
Escrow deposits and restricted cash	186,936	229,193
Marketable securities	232,300	185,394
Investments and advances to partially-owned entities, including Alexander’s of $233,502 and $204,762	742,367	605,300
Due from officers	21,145	21,735
Accounts receivable, net of allowance for doubtful accounts of $16,276 and $17,339	154,345	164,524
Notes and mortgage loans receivable	317,475	440,186
Receivable arising from the straight-lining of rents, net of allowance of $7,333 and $6,787	335,711	324,266
Other assets	668,572	577,574
Assets related to discontinued operations	119,851	118,659

TOTAL ASSETS	$12,064,138	$11,580,517

	(UNAUDITED) March 31, 2005	December 31, 2004
LIABILITIES AND PARTNERS’ CAPITAL

Notes and mortgages payable	$4,074,655	$3,974,537
Senior unsecured notes	953,343	962,096
Exchangeable senior debentures	490,000	—
Accounts payable and accrued expenses	391,440	408,889
Officers’ compensation payable	41,445	32,506
Deferred credit	106,799	102,387
Other liabilities	111,568	113,402
Liabilities related to discontinued operations	21,056	21,054
Total liabilities	6,190,306	5,614,871
Minority interest	286,827	286,265
Commitments and contingencies
Partners’ Capital:
Equity	5,285,276	5,458,649
Earnings in excess of distributions	276,952	182,203
	5,562,228	5,640,852
Class A units issued to officer’s trust	(65,753)	(65,753)
Deferred compensation units earned but not yet delivered	67,283	70,727
Deferred compensation units issued but not yet earned	(13,940)	(9,523)
Accumulated other comprehensive income	41,891	47,782
Due from officers for purchase of Class A units of beneficial interest	(4,704)	(4,704)
Total partners’ capital	5,587,005	5,679,381
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$12,064,138	$11,580,517

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2005	2004

Revenues:
Property rentals	$336,078	$325,053
Temperature Controlled Logistics	181,225	—
Tenant expense reimbursements	50,346	48,357
Fee and other income	29,829	17,958
Total revenues	597,478	391,368
Expenses:
Operating	296,917	153,291
Depreciation and amortization	78,106	55,801
General and administrative	40,700	30,570
Total expenses	415,723	239,662

Operating income	181,755	151,706
Income (loss) applicable to Alexander’s	25,386	(2,528)
Income from partially-owned entities	9,222	13,113
Interest and other investment income	101,198	9,244
Interest and debt expense (including amortization of deferred financing costs of $3,021 and $1,845)	(77,460)	(58,367)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	776
Minority interest of partially-owned entities	603	3
Income from continuing operations	244,192	113,947
Income from discontinued operations	1,363	247
Net income	245,555	114,194
Preferred unit distributions	(32,960)	(32,926)
NET INCOME APPLICABLE TO CLASS A UNITS	$212,595	$81,268

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.45	$.57
Income from discontinued operations	.01	.01
Net income per class A unit	$1.46	$.58

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.38	$.54
Income from discontinued operations	.01	.01
Net income per class A unit	$1.39	$.55

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Cash Flows from Operating Activities:
Net income	$245,555	$114,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	81,410	58,465
Minority interest of partially-owned entities	(603)	(3)
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position	(86,094)	—
Net gain on mark-to-market of Sears Holding derivative position	(7,899)	—
Net loss on mark-to-market of GMH Communities L.P. warrants	10,178	—
Straight-lining of rental income	(11,405)	(10,376)
Equity in income of partially-owned entities, including Alexander’s	(34,608)	(10,585)
Net gains on dispositions of wholly-owned and partially-owned assets other than real estate	(3,488)	(776)
Amortization of below market leases, net	(2,229)	(3,650)
Changes in operating assets and liabilities	(62,995)	5,982
Net cash provided by operating activities	127,822	153,251
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(152,000)	—
Distributions from partially-owned entities	9,607	147,394
Acquisitions of real estate and other	(8,135)	(54,422)
Proceeds from sale of real estate	1,980	—
Proceeds received upon repayment of notes and mortgage loans receivable	274,711	38,500
Investments in partially-owned entities	(112,066)	(5,102)
Development costs and construction in progress	(32,404)	(24,068)
Additions to real estate	(1,744)	(29,744)
Purchases of marketable securities	(52,322)	—
Cash restricted, primarily mortgage escrows	42,257	(3,944)
Proceeds from sale of securities available for sale	29,468	—
Net cash (used in) provided by investing activities	(648)	68,614
Cash Flows from Financing Activities:
Proceeds from borrowings	715,000	150,427
Repayments of borrowings	(139,345)	(160,183)
Class A unit distributions	(117,845)	(120,142)
Distributions to preferred unit holders	(23,581)	(29,031)
Redemption of perpetual preferred units	(195,000)	(112,467)
Exercise of Vornado share options	8,645	20,007
Net cash provided by (used in) financing activities	247,874	(251,389)
Net increase (decrease) in cash and cash equivalents	375,048	(29,524)
Cash and cash equivalents at beginning of year	599,282	320,542
Cash and cash equivalents at end of year	$974,330	$291,018

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $3,048 and $1,659)	$69,682	$48,933

Non-Cash Transactions:
Financing assumed in acquisitions	$15,600	$18,500
Unrealized gain on securities available for sale	14,914	3,306

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”), is the sole general partner of, and owned approximately 88.1% of the common limited partnership interest in, the Operating Partnership at March 31, 2005.  All references to “We”, “Us”, and the “Company” refer to the Operating Partnership and its consolidated subsidiaries.

2.              Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. as well as certain partially-owned entities in which the Company owns (i) more than 50% unless a partner has shared board and management representation and authority and substantive participation rights on all significant business decisions or (ii) 50% or less when the Company is considered the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”).  All significant intercompany amounts have been eliminated.  Equity interests in partially-owned corporate entities are accounted for under the equity method of accounting when the Company’s ownership interest is more than 20% but less than 50%.  When partially-owned investments are in partnership form, the 20% threshold for equity method accounting may be reduced.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  For all other investments, the Company uses the cost method.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

3.              Recently Issued Accounting Literature

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS No. 153”).  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 123R on June 15, 2005, will have a material effect on the Company’s consolidated financial statements.

4.              Acquisitions, Dispositions and Financings

Acquisitions:

Rockville Town Center

On March 3, 2005, the Company acquired a 94,078 square foot property located in Rockville, Maryland for $24,785,000, of which $9,185,000 was paid in cash and $15,600,000 was debt assumed.  The operations of Rockville Town Center are consolidated into the accounts of the Company from the date of acquisition.

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, located in Los Angeles, California for $10,700,000 in cash.  In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 8.1%.  The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture.  The shopping center is anchored by a Ralph’s Supermarket, Old Navy and Sports Chalet.  The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities.  The redevelopment is subject to government approvals.  This investment is accounted for under the equity method of accounting.

Toys “R” Us

On March 17, 2005, the Company entered into an agreement under which it expects to provide approximately $450,000,000 of equity in cash for a one-third interest in a joint venture to be owned equally with Bain Capital and Kohlberg Kravis Roberts & Co. to acquire Toys “R” Us, Inc. (NYSE: TOY).  The venture has signed a definitive merger agreement to acquire all of the outstanding equity of Toys “R” Us, Inc. for $26.75 per share in cash or approximately $6.6 billion, which was approved by the Board of Directors of Toys “R” Us, Inc.  The obligation of the Company to fund its equity commitment is conditioned upon the merger closing, which is expected in the third quarter of 2005.  The merger is subject to the approval of the stockholders of Toys “R” Us, Inc. and other customary conditions.  This investment will be accounted for under the equity method of accounting.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.              Acquisitions, Dispositions and Financings - continued

Westbury Retail Condominium

On March 24, 2005, the Company entered into an agreement to acquire the retail condominium of the former Westbury Hotel for $113,000,000 in cash.  This Manhattan property occupies the entire Madison Avenue block-front between 69th and 70th Streets, contains approximately 17,000 square feet and is fully occupied by luxury retailers Cartier, Chloe and Gucci under leases that expire in 2018.  The purchase is expected to close in the second quarter of 2005, subject to customary closing conditions.

Investment in Sears, Roebuck and Co.(“Sears”)

As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq:  SHLD) (“Sears Holding”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash.  The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which is the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000.  The Sears Holding shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.”  At March 31, 2005, based on Sears Holding’s closing stock price of $133.17 per share, $1,174,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

In addition, as a result of the merger, pursuant to the terms of the contract the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position.  On March 31, 2005, the Company recorded additional income of $7,899,000 from the mark-to-market of the derivative position based on Sears Holding’s closing share price of $133.17.

The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to March 31, 2005 was $175,723,000, which is after deducting $13,236,000 for a third-party performance based participation.  On April 4, 2005, the Company satisfied the performance based participation through the transfer of 99,393 of its Sears Holding shares.  As a result of these transactions, the Company owns 270,937 common shares of Sears Holding and has an economic interest in an additional 2,491,819 common shares through its derivative position.

478-486 Broadway

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City.  The Company contributed $4,462,000 of equity in cash and provided a $24,000,000 bridge loan with interest at 10% per annum.  On April 5, 2005, the Company replaced the bridge loan to the venture with a $20,000,000 new loan and $2,000,000 of cash contributed by each of the venture partners.  The new loan bears annual interest at 90-day LIBOR plus 3.15% (6.27% as of March 31, 2005) and matures in October 2007.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4.              Acquisitions, Dispositions and Financings - continued

Dispositions:

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000.  The Company’s share of the proceeds was approximately $107,000,000, resulting in a net gain on sale after closing costs of approximately $30,000,000.  Substantially all of the proceeds from the sale will be reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031.

Net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate:

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Net gains on sale of marketable securities	$2,019	$—
Net gains on sale of land parcels	1,469	—
Net gains on sale of residential condominiums	—	776
	$3,488	$776

Financings:

On January 19, 2005, the Company redeemed all of its Series C Cumulative Redeemable Preferred Units at a redemption price equal to $25.00 per unit or $115,000,000 plus accrued distributions.  In addition, the Company redeemed $80,000,000 of Series D-3 Perpetual Preferred Units.  The redemption amounts exceeded the carrying amounts by $6,052,000, representing the original issuance costs.  Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units.

On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000.  The debentures are exchangeable, under certain circumstances, for common shares of Vornado at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for Vornado’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit Vornado to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.  The net proceeds from the offering will be used for working capital, which may include funding the commitment in respect of the acquisition of Toys “R” Us, Inc.

On March 31, 2005, the Company completed a $225,000,000 refinancing of its 1.4 million square foot New York City office building located at 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company realized net proceeds of approximately $100,000,000 after repaying the existing floating rate loan on the property and closing costs.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.              Investments in Partially-Owned Entities

The Company’s investments in partially-owned entities and income recognized from such investments are as follows:

Investments:

(Amounts in thousands)	March 31, 2005	December 31, 2004
Alexander’s	$233,502	$204,762
Newkirk MLP	162,475	158,656
Beverly Connection (see page 8)	105,460	—
GMH Communities L.P.	83,669	84,782
Partially-Owned Office Buildings	48,497	48,682
Monmouth Mall Joint Venture	29,082	29,351
478-486 Broadway	29,464	29,170
Starwood Ceruzzi Joint Venture	19,435	19,106
Other	30,783	30,791
	$742,367	$605,300

Equity in Income (loss):

	For The Three Months Ended March 31,
(Amounts in thousands)	2005		2004
Income (loss) applicable to Alexander’s:
33% share of:
Equity in income before stock appreciation rights compensation expense	$4,774		$2,161
Net gain on sale of condominiums	20,633		—
Stock appreciation rights compensation expense	(7,433)		(9,913)
Equity in net income (loss)	17,974		(7,752	)(1)
Interest income	2,374		2,672
Development and guarantee fees	3,261		1,074
Management and leasing fees	1,777		1,478
	$25,386		$(2,528)
Temperature Controlled Logistics (2):
60% share of equity in net income	$—		$1,074
Management fees	—		1,378
Other	—		89
	—		2,541

Newkirk MLP:
22.5% share of equity in income	5,810	(3)	7,813	(3)
Interest and other income	658		1,266
	6,468		9,079
Partially-Owned Office Buildings	720		523
Other	2,034		970
	$9,222		$13,113

(1)          Includes the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(2)          On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.

(3)          The three months ended March 31, 2005 includes the Company’s $496 share of an impairment loss.  The three months ended March 31, 2004 includes the Company’s $1,917 share of net gains on sale of real estate.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.              Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially-owned entities as of March 31, 2005 and December 31, 2004, none of which is guaranteed by the Company.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	March 31, 2005	December 31, 2004
Alexander’s (33% interest):
Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33%	$400,000	$400,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	212,877	213,699
Due to Vornado in January 2006, with interest at 9.0% (one-year treasuries plus 6.0% with a 3.0% floor for treasuries) (prepayable without penalty)	124,000	124,000
Rego Park mortgage note payable, due in June 2009, with interest at 7.25%	81,462	81,661
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
Lexington Avenue construction loan payable, due in January 2006, plus two one-year extensions, with interest at 5.35% (LIBOR plus 2.50%)	84,948	65,168

Newkirk MLP (22.5% interest):
Portion of first mortgages collateralized by the partnership’s real estate, due from 2005 to 2024, with a weighted average interest rate of 7.65% at March 31, 2005 (various prepayment terms)	826,901	859,674

GMH Communities L.P. (12.25% interest):
Mortgage notes payable, collateralized by 27 properties, due from 2005 to 2014, with a weighted average interest rate of 5.41% at March 31, 2005	493,799	359,276

Monmouth Mall (50% interest):
Mortgage note payable, due in November 2005, with interest at LIBOR plus 2.05% and two one-year extension options 4.53% at March 31, 2005	135,000	135,000

Partially-Owned Office Buildings:
Kaempfer Properties (2.5% to 10% interests in five partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2031, with a weighted average interest rate of 6.31% at March 31, 2005 (various prepayment terms)	358,329	346,869
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	66,556	67,215
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,711	23,104

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	15,263	15,334

Orleans Hubbard (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,581	9,626

Based on the Company’s ownership interest in the partially-owned entities above, the Company’s share of the debt of these partially-owned entities was $686,936,000 and $669,942,000 as of March 31, 2005 and December 31, 2004, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.              Investments in Partially-Owned Entities - continued

Alexander’s Inc.

The Company owns 33% of the outstanding common stock of Alexander’s Inc. (“Alexander’s”) at March 31, 2005.  The Company manages, leases and develops Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable, except for the 731 Lexington Avenue development agreement which provides for a term lasting until substantial completion of the development of the property.

As of March 31, 2005, the Company had a receivable from Alexander’s of $57,534,000 under the agreements discussed above.  In addition, Alexander’s paid $188,000 to Building Management Services, a wholly-owned subsidiary of the Company, for cleaning and engineering services at Alexander’s Lexington Avenue property.

On January 24, 2005, the condominium offering plan for Alexander’s Lexington Avenue property was declared effective by the State of New York and at March 31, 2005, 72 of the condominium units were under sales contract and 18 unit sales closed.  In connection therewith, the Company recognized a net gain of $20,633,000, comprised of (i) the Company’s $13,192,000 share of Alexander’s after tax net gain during the three months ended March 31, 2005, using the percentage-of-completion method and (ii) $7,441,000 of income the Company had previously deferred.

Equity in income (loss) from Alexander’s also includes Alexander’s stock appreciation rights compensation expense of which the Company’s share was $7,433,000 and $9,913,000 for the three months ended March 31, 2005 and 2004, based on Alexander’s closing stock price of $241.50 and $160.00 on March 31, 2005 and 2004, respectively.

GMH Communities L.P.

As of March 31, 2005, the Company owns 7.3 million limited partnership units, or 12.25% of the limited partnership interest of GMH Communities L.P. (“GMH”), a partnership focused on the student and military housing sectors.  The Company accounts for its interest in the partnership units on the equity-method based on its 12.25% ownership interest and right to appoint one of its executive officers to GMH Community Trust’s (“GCT”) Board of Trustees.  GCT is a real estate investment trust that conducts its business through GMH, of which it is the sole general partner.

The Company records its pro rata share of GMH’s net income or loss on a one-quarter lag basis as the Company files its financial statements on Form 10-K or 10-Q prior to the time GCT files its financial statements.  Equity in income from GMH for the three months ended March 31, 2005, was $61,000, representing the Company’s share of GMH’s net income from November 3, 2004 to December 31, 2004.

In addition to the above, the Company holds warrants to purchase an additional 5.7 million limited partnership units of GMH or common shares of GCT at a price of $8.82 per unit or share through May 6, 2006.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the three months ended March 31, 2005, the Company recognized a loss of $10,178,000 from the mark-to-market of these warrants, which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $11.71 per share on March 31, 2005.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

6.              Notes, Mortgage Loans Receivable and Other Investments

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid.  In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income.

On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR).  Riley Holdco Corp. is a wholly-owned subsidiary of LNR Property Holdings, Ltd., which is 75% owned by funds and accounts managed by Cerbus Capital Management, L.P. and its real estate affiliate Blackacre Institutional Capital Management, LLC.  The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility which is secured by certain equity interests.  This tranche is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25%, and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition.  These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On February 4, 2005, the Company made a $17,000,000 mezzanine loan secured by Roney Palace Phase II, in Miami Beach, Florida, a 593-room hotel to be converted to residential condominiums.  The loan, which is subordinate to $141,000,000 of other debt, bears interest at LIBOR plus 9.53% (12.4% as of March 31, 2005), until 25% of the loan is repaid and LIBOR plus 7.48% thereafter until maturity in October 2006.  The loan has a one-year extension option.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space.  The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (10.6% if set on March 31, 2005).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

7.              Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes the Company’s identified intangible assets, intangible liabilities (deferred credit) and goodwill as of March 31, 2005 and December 31, 2004.

(Amounts in thousands)	March 31, 2005	December 31, 2004
Identified intangible assets (included in other assets):
Gross amount	$239,299	$238,064
Accumulated amortization	(65,849)	(61,942)
Net	$173,450	$176,122
Goodwill (included in other assets):
Gross amount	$11,182	$10,425
Identified intangible liabilities (included in deferred credit):
Gross amount	$121,471	$121,202
Accumulated amortization	(53,887)	(50,938)
Net	$67,584	$70,264

Amortization of acquired below market leases, net of acquired above market leases was $2,229,000 and $3,603,000 for the three months ended March 31, 2005 and 2004, respectively.  The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$8,848
2006	6,150
2007	5,082
2008	4,494
2009	3,893

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third-party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2005	$15,990
2006	13,741
2007	12,910
2008	12,859
2009	12,258

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

8.              Debt

Following is a summary of the Company’s debt:

(Amounts in thousands)	Maturity	Interest Rate as at March 31, 2005	Balance as of
			March 31, 2005	December 31, 2004
Notes and Mortgages Payable:
Fixed Interest:
Office:
NYC Office:
Two Penn Plaza	02/11	4.97%	$300,000	$300,000
888 Seventh Avenue	02/06	6.63%	105,000	105,000
Eleven Penn Plaza	12/14	5.20%	219,007	219,777
866 UN Plaza	05/07	8.39%	47,820	48,130
909 Third Avenue (1)	04/15	5.64%	225,000	—
CESCR Office:
Crystal Park 1-5	07/06-08/13	6.66%-8.39%	252,957	253,802
Crystal Gateway 1-4 Crystal Square 5	07/12-01/25	6.75%-7.09%	212,267	212,643
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	141,029	141,502
Skyline Place	08/06-12/09	6.60%-6.93%	131,748	132,427
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	94,072	94,409
Courthouse Plaza 1 and 2	01/08	7.05%	77,183	77,427
Reston Executive I, II and III	01/06	6.75%	71,414	71,645
Crystal Gateway N and 1919 S. Eads	11/07	6.77%	55,267	55,524
One Skyline Tower	06/08	7.12%	63,534	63,814
Crystal Malls 1-4	12/11	6.91%	53,771	55,228
1750 Pennsylvania Avenue	06/12	7.26%	48,738	48,876
One Democracy Plaza	05/05	6.75%	26,015	26,121
Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	474,550	476,063
Green Acres Mall	02/08	6.75%	145,236	145,920
Las Catalinas Mall	11/13	6.97%	65,427	65,696
Montehiedra Town Center	05/07	8.23%	57,779	57,941
Forest Plaza	05/09	4.00%	20,709	20,924
Lodi Shopping Center	06/14	5.12%	12,157	12,228
386 West Broadway	05/13	5.09%	5,057	5,083
Rockville	12/10	5.52%	15,411	—
Merchandise Mart:
Washington Design Center	11/11	6.95%	47,347	47,496
Market Square Complex	07/11	7.95%	45,004	45,287
Furniture Plaza	02/13	5.23%	44,129	44,497
Other	10/10-06/28	7.52%-7.71%	18,064	18,156
Temperature Controlled Logistics:
Cross collateralized mortgages payable on 57 properties	05/08	6.89%	480,098	483,533
Other:
Industrial Warehouses	10/11	6.95%	48,232	48,385
Total Fixed Interest Notes and Mortgages Payable		6.93%	3,604,022	3,377,534

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

8.              Debt - continued

(Amounts in thousands)	Maturity		Spread over LIBOR		Interest Rate as at March 31, 2005	Balance as of
						March 31, 2005	December 31, 2004
Notes and Mortgages Payable:
Variable Interest:
Office:
NYC Office:
770 Broadway	06/06		L+105		3.86%	$170,000	$170,000
909 Third Avenue (1)		(1)		(1)	(1)	—	125,000
CESCR Office:
Commerce Executive III, IV and V	07/05		L+150		4.19%	41,676	41,796
Commerce Executive III, IV and V B	07/05		L+85		3.54%	10,000	10,000

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 28 properties	04/09		L+295		5.76%	248,957	250,207

Total Variable Interest Notes and Mortgages Payable					4.89%	470,633	597,003
Total Notes and Mortgages Payable					6.69%	$4,074,655	$3,974,537

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,679 and $499,643)	06/07		L+77		3.60%	$504,003	$512,791
Senior unsecured notes due 2009	08/09				4.50%	249,552	249,526
Senior unsecured notes due 2010	12/10				4.75%	199,788	199,779
Total senior unsecured notes					4.07%	$953,343	$962,096

Exchangeable senior debentures due 2025 (2)	03/25				3.88%	$490,000	$—

Unsecured revolving credit facility	07/06		L+65		N/A	$—	$—

Mortgage Notes Payable related to discontinued operations:
Arlington Plaza	11/07				6.77%	$14,610	$14,691
400 North LaSalle	08/05		L+250		4.75%	5,271	5,187
						$19,881	$19,878

(1)                On March 31, 2005, the Company completed a $225,000 refinancing of 909 Third Avenue.  The loan bears interest at a fixed rate of 5.64% and matures in April 2015.  The Company retained net proceeds of approximately $100,000 after repaying the existing floating rate loan on the property and closing costs.

(2)                On March 29, 2005, the Company completed a public offering of $500,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement.  The notes were sold at 98.0% of their aggregate principal amount.  The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000.  The debentures are exchangeable, under certain circumstances, for common shares of Vornado at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures.  The initial exchange price of $91.25 represented a premium of 30% to the closing price for Vornado’s common shares on March 22, 2005 of $70.25.  The Company may elect to settle any exchange right in cash.  The debentures permit Vornado to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate.  The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.              Fee and Other Income

The following table sets forth the details of fee and other income:

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Tenant cleaning fees	$7,617	$7,384
Management and leasing fees	3,816	6,052
Lease termination fees	14,301	2,606
Other income	4,095	1,916
	$29,829	$17,958

Fee and other income above includes management fee income from Interstate Properties, a related party, of $183,000 and $213,000 in the three months ended March 31, 2005 and 2004, respectively.  The above table excludes fee income from partially-owned entities which is included in income from partially-owned entities (see Note 5).

10.       Discontinued Operations

Assets related to discontinued operations at March 31, 2005 and December 31, 2004, consist primarily of the net book value of real estate and represents an office property located in Arlington, Virginia, a retail property located in Vineland, New Jersey and the 400 North LaSalle Residential Complex which was sold on April 21, 2005.

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2005 and 2004 include the operating results of the assets related to discontinued operations above, as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Total revenues	$3,191	$5,801
Total expenses	1,828	5,554
Income from discontinued operations	$1,363	$247

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

11.       Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents.  Potential dilutive unit equivalents include employee share options and restricted share awards, exchangeable senior debentures due 2005 as well as the Company’s convertible preferred units.

	For The Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2005	2004

Numerator:
Income from continuing operations	$244,192	$113,947
Income from discontinued operations	1,363	247
Net income	245,555	114,194
Preferred unit distributions	(32,960)	(32,926)

Numerator for basic income per Class A unit – net income applicable to Class A units	212,595	81,268
Impact of assumed conversions:
Convertible preferred unit distributions	1,262	—
Numerator for diluted income per Class A unit – net income applicable to Class A units	$213,857	$81,268

Denominator:
Denominator for basic income per Class A unit – weighted average units	145,600	141,263
Effect of dilutive securities:
Employee share options and restricted share awards	6,571	5,423
Convertible preferred units	1,964	—

Denominator for diluted income per Class A unit – adjusted weighted average Class A units and assumed conversions	154,135	146,686

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.45	$.57
Income from discontinued operations	.01	.01
Net income per Class A unit	$1.46	$.58

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.38	$.54
Income from discontinued operations	.01	.01
Net income per Class A unit	$1.39	$.55

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

12.       Comprehensive Income

The following table sets forth the Company’s comprehensive income:

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Net income	$245,555	$114,194
Other comprehensive (loss) income	(5,890)	3,305
Comprehensive income	$239,665	$117,499

13.       Stock-based Compensation

Prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method (i.e., the difference between the price per Vornado common share on the grant date and the option exercise price).  Accordingly, no stock-based compensation was recognized in the Company’s consolidated financial statements for plan awards granted prior to 2003.  If compensation cost for grants prior to 2003 were recognized as compensation expense based on the fair value at the grant dates, net income and income per Class A unit would have been reduced to the pro forma amounts below:

	For The Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2005	2004
Net income applicable to Class A units:
As reported	$212,595	$81,268
Stock-based compensation cost	(95)	(1,138)
Pro forma	$212,500	$80,130
Net income per Class A unit:
Basic:
As reported	$1.46	$.58
Pro forma	1.47	.57
Diluted:
As reported	$1.39	$.55
Pro forma	1.39	.55

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

14.       Commitments and Contingencies

At March 31, 2005, the Company utilized $32,149,000 of availability under its revolving credit facility for letters of credit and guarantees.

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

The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002 which expires in 2005 and (v) rental loss insurance) with respect to its assets. In April 2004, the Company renewed its all risk policies through December 31, 2005 and increased its coverage for acts of terrorism for each of its New York Office, CESCR Office, Retail and Merchandise Mart divisions. Below is a summary of the current all risk property insurance and terrorism risk insurance for each of the Company’s business segments:

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

The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), its senior unsecured notes due 2007, 2009 and 2010, its exchangeable senior debentures due 2025 and its revolving credit agreement, contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, the Company may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Act of 2002 is not extended, it could adversely affect the Company’s ability to finance and/or refinance its properties and expand its portfolio.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

15.       Retirement Plans

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended March 31,
	2005	2004
Service cost	$1,052	$—
Interest cost	1,617	304
Expected return on plan assets	(1,637)	(267)
Amortization of prior service cost	84	53
Net periodic benefit cost	$1,116	$90

Employer Contributions

The Company made contributions of $1,877,000 and $510,000 to the plans during the three months ended March 31, 2005 and 2004, respectively. The Company anticipates additional contributions of $6,989,000 to the plans during the remainder of 2005.

16.       Related Party Transactions

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating Company (“Vornado Operating”), its directors and the Company. The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold Realty Trust (owned 60% by the Company) and damages. In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties. On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4.5 million or about $1 per Vornado Operating share or partnership unit before litigation expenses. The Company had accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004. On March 22, 2005, the Court approved the settlement.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31, 2005
(Amounts in thousands)	Total	Office (3)	Retail	Merchandise Mart (3)		Temperature Controlled Logistics (4)	Other (5)
Property rentals	$322,444	$209,282	$46,484	$53,352		$—	$13,326
Straight-line rents:
Contractual rent increases	4,584	4,502	1,269	(1,254	)(3)	—	67
Amortization of free rent	6,821	4,052	654	2,115		—	—
Amortization of acquired below market leases, net	2,229	1,484	745	—		—	—
Total rentals	336,078	219,320	49,152	54,213		—	13,393
Temperature Controlled Logistics	181,225	—	—	—		181,225	—
Tenant expense reimbursements	50,346	27,562	18,216	3,933		—	635
Fee and other income:
Tenant cleaning fees	7,617	7,617	—	—		—	—
Management and leasing fees	3,816	3,614	190	12		—	—
Lease termination fees	14,301	330	583	13,388	(3)	—	—
Other	4,095	2,776	37	1,282		—	—
Total revenues	597,478	261,219	68,178	72,828		181,225	14,028
Operating expenses	296,917	99,261	22,308	24,614		139,558	11,176
Depreciation and amortization	78,106	40,255	6,876	9,531		18,371	3,073
General and administrative	40,700	8,607	3,799	5,278		8,797	14,219
Total expenses	415,723	148,123	32,983	39,423		166,726	28,468
Operating income (loss)	181,755	113,096	35,195	33,405		14,499	(14,440)
Income applicable to Alexander’s	25,386	88	293	—		—	25,005
Income from partially-owned entities	9,222	720	1,536	144		232	6,590
Interest and other investment income	101,198	236	216	48		31	100,667
Interest and debt expense	(77,460)	(33,398)	(14,886)	(2,677)		(13,645)	(12,854)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	896	—		—	2,019
Minority interest of partially-owned entities	603	—	—	52		551	—
Income from continuing operations	244,192	81,315	23,250	30,972		1,668	106,987
Income (loss) from discontinued operations	1,363	573	(64)	—		—	854
Net income	245,555	81,888	23,186	30,972		1,668	107,841
Interest and debt expense(2)	83,091	34,639	16,442	2,902		6,492	22,616
Depreciation and amortization(2)	74,964	41,249	7,655	9,664		8,767	7,629
Income taxes	687	254	—	78		260	95
EBITDA(1)	$404,297	$158,030	$47,283	$43,616		$17,187	$138,181

See footnotes on page 25.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information - continued

	For the Three Months Ended March 31, 2004
(Amounts in thousands)	Total	Office (3)	Retail	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$308,631	$205,972	$37,180	$53,103	$—	$12,376
Straight-line rents:
Contractual rent increases	7,604	5,915	820	828	—	41
Amortization of free rent	5,215	1,801	2,011	1,405	—	(2)
Amortization of acquired below market leases, net	3,603	2,614	989	—	—	—
Total rentals	325,053	216,302	41,000	55,336	—	12,415
Tenant expense reimbursements	48,357	26,878	15,385	5,356	—	738
Fee and other income:
Tenant cleaning fees	7,384	7,384	—	—	—	—
Management and leasing fees	6,052	5,728	293	14	—	17
Other	4,522	3,330	161	1,023	—	8
Total revenues	391,368	259,622	56,839	61,729	—	13,178
Operating expenses	153,291	96,282	18,496	27,155	—	11,358
Depreciation and amortization	55,801	38,294	6,086	8,066	—	3,355
General and administrative	30,570	11,538	2,955	5,047	—	11,030
Total expenses	239,662	146,114	27,537	40,268	—	25,743
Operating income (loss)	151,706	113,508	29,302	21,461	—	(12,565)
Income (loss) applicable to Alexander’s	(2,528)	—	173	—	—	(2,701)
Income from partially-owned entities	13,113	523	747	120	2,541	9,182
Interest and other investment income	9,244	243	39	36	—	8,926
Interest and debt expense	(58,367)	(32,792)	(14,991)	(2,900)	—	(7,684)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—	—	776
Minority interest of partially-owned entities	3	—	—	—	—	3
Income (loss) from continuing operations	113,947	81,482	15,270	18,717	2,541	(4,063)
Income (loss) from discontinued operations	247	121	222	—	—	(96)
Net income	114,194	81,603	15,492	18,717	2,541	(4,159)
Interest and debt expense (2)	77,981	34,046	15,744	3,128	7,507	17,556
Depreciation and amortization (2)	71,296	39,319	6,750	8,200	8,688	8,339
Income taxes	81	11	—	—	—	70
EBITDA (1)	$263,552	$154,979	$37,986	$30,045	$18,736	$21,806

See footnotes on the following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

17.       Segment Information – continued

Notes to the preceding tabular information:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization”. Management considers EBITDA a supplemental measure for making decisions and assessing the unlevered performance of its segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)          At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively. Effective January 4, 2005, the Company entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, the Company wrote off the $2,462 balance of the HIP receivable arising from the straight-lining of rent.

In the first quarter of 2005, the Company began redevelopment of this property into a permanent showroom building for the giftware industry. As of January 1, 2005, the Company transferred the operations and financial results of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented.

(4)          Operating results for the three months ended March 31, 2005 reflect the consolidation of the Company’s investment in Americold on November 18, 2004. Previously, this investment was accounted for on the equity method.

(5)          Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Newkirk:
Equity in income of MLP (A)	$12,220	$15,268
Interest and other income	2,426	2,924
Alexander’s (B)	30,269	1,426
Industrial warehouses	1,138	1,265
Hotel Pennsylvania	2,254	294
GMH Communities L.P.	970	—
Student housing	—	539
	49,277	21,716
Corporate general and administrative expenses	(13,154)	(10,022)
Investment income and other	17,318	8,522
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position	86,094	—
Net gain on mark-to-market of Sears Holding derivative position	7,899	—
Net loss on mark-to-market of GMH Communities L.P. warrants	(10,178)	—
Discontinued operations:
Palisades	—	1,674
400 North LaSalle	925	(84)
	$138,181	$21,806

(A)      EBITDA for the three months ended March 31, 2005 includes the Company’s $496 share of an impairment loss. EBITDA for the three months ended March 31, 2004 includes the Company’s $1,917 share of net gains on sale of real estate.

(B)        The three months ended March 31, 2005 includes (i) $20,633 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $7,433 share of Alexander’s stock appreciation rights compensation expense. The three months ended March 31, 2004 includes (i) the Company’s $9,913 share of Alexander’s stock appreciation rights compensation expense and (ii) the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2004, and the related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s application of the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 3, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “will,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under “Forward Looking Statements” and “Item 1. Business – Certain Factors That May Adversely Affect Our Business and Operations.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three months ended March 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

The Company owns and operates office, retail and showroom properties with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, D.C. and Northern Virginia area. In addition, the Company has a 47.6% interest in an entity that owns and operates 87 cold storage warehouses nationwide.

The Company’s business objective is to maximize shareholder value. The Company measures its success in meeting this objective by the total return to Vornado's shareholders. Below is a table comparing Vornado's performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending March 31, 2005:

	Total Return (1)
	Vornado	RMS
Three-months	(7.9)%	(7.4)%
One-year	19.8%	8.6%
Three-years	86.4%	59.3%
Five-years	177.4%	140.4%
Ten-years	573.3%	262.0	%(2)

(1)          Past performance is not necessarily indicative of how Vornado will perform in the future.

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

•                  Providing specialty financing to, and opportunistically investing in, real estate and real estate-related companies.

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

Overview - continued

2005 Acquisitions

Rockville Town Center

On March 3, 2005, the Company acquired a 94,078 square foot property located in Rockville, Maryland for $24,785,000, of which $9,185,000 was paid in cash and $15,600,000 was debt assumed.

Beverly Connection

On March 5, 2005, the Company acquired a 50% interest in a venture that owns Beverly Connection, a two-level urban shopping center, containing 322,000 square feet, in Los Angeles, California for $10,700,000 in cash. In addition, the Company provided the venture with $35,000,000 of preferred equity yielding 13.5% for up to a three-year term and a $59,500,000 first mortgage loan due February 2006 bearing interest at 8.1%. The Company will also provide up to an additional $35,000,000 of preferred equity, if requested by the venture. The shopping center is anchored by a Ralph’s Supermarket, Old Navy and Sports Chalet. The venture plans to redevelop the property and add retail, residential condominiums and assisted living facilities. The redevelopment is subject to government approvals.

Toys “R” Us

On March 17, 2005, the Company entered into an agreement under which it expects to provide approximately $450,000,000 of equity in cash for a one-third interest in a joint venture to be owned equally with Bain Capital and Kohlberg Kravis Roberts & Co. to acquire Toys “R” Us, Inc. (NYSE: TOY). The venture has signed a definitive merger agreement to acquire all of the outstanding equity of Toys “R” Us, Inc. for $26.75 per share in cash or approximately $6.6 billion, which was approved by the Board of Directors of Toys “R” Us, Inc. The obligation of the Company to fund its equity commitment is conditioned upon the merger closing, which is expected in the third quarter of 2005. The merger is subject to the approval of the stockholders of Toys “R” Us, Inc., and other customary conditions.

Westbury Retail Condominium

On March 24, 2005, the Company entered into an agreement and expects to acquire the retail condominium of the former Westbury Hotel for $113,000,000 in cash. This Manhattan property occupies the entire Madison Avenue block-front between 69th and 70th Streets and contains approximately 17,000 square feet. The space is fully occupied by luxury retailers, Cartier, Chloe and Gucci under leases that expire in 2018. The purchase, which is expected to close in the second quarter of 2005, is subject to customary closing conditions.

Investment in Sears, Roebuck and Co.

As a result of the merger between Sears and Kmart on March 30, 2005, in exchange for 1,176,600 Sears common shares owned, the Company received 370,330 common shares of Sears Holdings Corporation (Nasdaq: SHLD) (“Sears Holding”) valued at $48,143,000 based on the $130.00 closing share price that day and $21,797,000 of cash. The Company recognized a net gain of $27,651,000 in the first quarter of 2005, which is the difference between the aggregate cost basis in the Sears shares of $42,289,000 and the market value of the total consideration received on March 30, 2005 of $69,940,000. The Sears Holding shares are recorded as marketable equity securities on the Company’s consolidated balance sheet and are classified as “available-for-sale.” At March 31, 2005, based on Sears Holding’s closing stock price of $133.17 per share, $1,174,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

In addition, as a result of the merger, pursuant to the terms of the contract the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash. As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position. On March 31, 2005, the Company recorded additional income of $7,899,000 from the mark-to-market of the derivative position based on Sears Holding’s closing share price of $133.17.

The Company’s aggregate net gain recognized on the owned shares and the derivative position from inception to March 31, 2005 was $175,723,000, which is after deducting $13,236,000 for a third-party performance based participation. On April 4, 2005, the Company satisfied the performance based participation through the transfer of 99,393 of its Sears Holding shares. As a result of these transactions, the Company owns 270,937 common shares of Sears Holding and has an economic interest in an additional 2,491,819 common shares through its derivative position.

Overview - continued

478-486 Broadway

On November 2, 2004, the Company acquired a 50% joint venture interest in a 92,500 square foot property located at Broome Street and Broadway in New York City. The Company contributed $4,462,000 of equity in cash and provided a $24,000,000 bridge loan with interest at 10% per annum. On April 5, 2005, the Company replaced the bridge loan to the venture with a $20,000,000 new loan and $2,000,000 of cash contributed by each of the venture partners. The new loan bears annual interest at
90-day LIBOR plus 3.15% (6.27% as of March 31, 2005) and matures in October 2007.

2005 Mezzanine Loan Activity:

On January 7, 2005, all of the outstanding General Motors Building loans aggregating $275,000,000 were repaid. In connection therewith, the Company received a $4,500,000 prepayment premium and $1,996,000 of accrued interest and fees through January 14, 2005, which is included in “interest and other income” on the Company’s consolidated statement of income.

On February 3, 2005, the Company made a $135,000,000 mezzanine loan to Riley Holdco Corp., an entity formed to complete the acquisition of LNR Property Corporation (NYSE: LNR). Riley Holdco Corp. is a wholly-owned subsidiary of LNR Property Holdings, Ltd., which is 75% owned by funds and accounts managed by Cerbus Capital Management, L.P. and its real estate affiliate Blackacre Institutional Capital Management, LLC. The terms of the financings are as follows: (i) $60,000,000 of a $325,000,000 mezzanine tranche of a $2,400,000,000 credit facility which is secured by certain equity interests. This tranche is junior to $1,900,000,000 of the credit facility, bears interest at LIBOR plus 5.25%, and matures in February 2008 with two one-year extensions; and (ii) $75,000,000 of $400,000,000 of unsecured notes which are subordinate to the $2,400,000,000 credit facility and senior to over $700,000,000 of equity contributed to finance the acquisition. These notes mature in February 2015, provide for a 1.5% placement fee, and bear interest at 10% for the first five years and 11% for years six through ten.

On February 4, 2005, the Company made a $17,000,000 mezzanine loan secured by Roney Palace Phase II, in Miami Beach, Florida, a 593-room hotel to be converted to residential condominiums. The loan, which is subordinate to $141,000,000 of other debt, bears interest at LIBOR plus 9.53% (12.4% as of March 31, 2005), until 25% of the loan is repaid and LIBOR plus 7.48% thereafter until maturity in October 2006. The loan has a one-year extension option.

On April 7, 2005, the Company made a $108,000,000 mezzanine loan secured by The Sheffield, a mixed-use residential property in Manhattan, containing 845 apartments, 109,000 square feet of office space and 6,900 square feet of retail space. The loan is subordinate to $378,500,000 of other debt, matures in April 2007 with a one-year extension, provides for a 1% placement fee, and bears interest at LIBOR plus 7.75% (10.6% if set on March 31, 2005).

2005 Dispositions:

On April 21, 2005, the Company, through its 85% owned joint venture, sold 400 North LaSalle, a 452-unit high-rise residential tower in Chicago, Illinois, for $126,000,000. The Company’s net gain on sale after closing costs was approximately $30,000,000.

Overview - continued

2005 Financings:

On January 19, 2005, the Company redeemed all of its Series C Cumulative Redeemable Preferred Units at a redemption price equal to $25.00 per unit or $115,000,000 plus accrued distributions. In addition, the Company redeemed $80,000,000 of Series D-3 Perpetual Preferred Units. The redemption amounts exceeded the carrying amounts by $6,052,000, representing the original issuance costs. Upon redemption, these issuance costs were recorded as a reduction to earnings in arriving at net income applicable to Class A units.

On March 29, 2005, the Company completed a public offering of $500,000,000 aggregate principal amount of 3.875% exchangeable senior debentures due 2025 pursuant to an effective registration statement. The notes were sold at 98.0% of their aggregate principal amount. The aggregate net proceeds from this offering, after the underwriters’ discount were approximately $490,000,000. The debentures are exchangeable, under certain circumstances, for common shares of Vornado at an initial exchange rate of 10.9589 common shares per $1,000 of principal amount of debentures. The initial exchange price of $91.25 represented a premium of 30% to the closing price for Vornado’s common shares on March 22, 2005 of $70.25. The Company may elect to settle any exchange right in cash. The debentures permit Vornado to increase its common dividend 5% per annum, cumulatively, without an increase to the exchange rate. The debentures are redeemable at the Company’s option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require the issuer to repurchase their debentures in 2012, 2015 and 2020 and in the event of a change in control. The net proceeds from the offering will be used for working capital, which may include funding the commitment in respect of the acquisition of Toys “R” Us, Inc.

On March 31, 2005, the Company completed a $225,000,000 refinancing of its 1.4 million square foot New York City office building located at 909 Third Avenue. The loan bears interest at a fixed rate of 5.64% and matures in April 2015. The Company realized net proceeds of approximately $100,000,000 after repaying the existing floating rate loan on the property and closing costs.

Overview (continued) - Leasing Activity

The following table sets forth certain information for the properties the Company owns directly or indirectly, including leasing activity. Tenant improvements and leasing commissions are presented below based on square feet leased during the period and on a per annum basis based on the weighted average term of the leases.

	Office				Merchandise Mart		Temperature
	New York						Controlled
(Square feet and cubic feet in thousands)	City	CESCR		Retail	Office	Showroom	Logistics
As of March 31, 2005:
Square feet/ cubic feet	12,910	14,224		14,395	3,022	5,812	17,378/438,900
Number of properties	19	66		96	9	9	87
Occupancy rate	94.8%	90.3	%(3)	94.0%	95.6%	95.9%	71.4%
Leasing Activity:
Quarter ended March 31, 2005:
Square feet	269	358		210	84	377
Initial rent (1)	$44.16	$28.20		$19.93	$23.29	$27.09
Weighted average lease term (years)	7.6	5.5		9.3	9.1	5.3
Rent per square foot on relet space:
Square feet	204	248		154	84	377
Initial rent (1)	$43.94	$29.12		$21.83	$23.29	$27.09
Prior escalated rent	$43.43	$31.53		$19.63	$30.30	$25.87
Percentage increase (decrease)	1.2%	(7.6)%		11.2%	(23.1)%	4.7%
Rent per square foot on space previously vacant:
Square feet	65	110		56	—	—
Initial rent (1)	$44.85	$26.11		$14.64	$—	$—

Tenant improvements and leasing commissions per square foot	$38.02	$16.51		$10.27	$49.51	$7.34
Tenant improvements and leasing commissions per square foot per annum (2)	$5.11	$3.00		$1.10	$5.42	$1.39

As of December 31, 2004:
Square feet/ cubic feet	12,989	14,216		14,210	2,837	5,589	17,563/443,700
Number of properties	19	66		94	8	8	88
Occupancy rate	95.5%	91.4	%(3)	93.9%	96.0%	97.6%	76.9%

As of March 31, 2004:
Square feet/ cubic feet	12,836	13,963		13,116	2,821	5,623	17,476/440,700
Number of properties	19	63		63	9	9	87
Occupancy rate	95.4%	93.3	%(3)	93.7%	92.1%	95.0%	67.5%

(1)          Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)          May not be indicative of the amounts for the full year.

(3)          Excludes Crystal Plaza 3 and 4 taken out of service for redevelopment in the fourth quarter of 2004 and Crystal Plaza 2 taken out of service in the first quarter of 2005.

Square feet leased in the three months ended March 31, 2005 does not include 34,375 square feet of retail space included in the NYC office properties which was leased at an initial rent of $65.46 per square foot.

Critical Accounting Policies

A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of 2005.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31, 2005
(Amounts in thousands)	Total	Office (3)	Retail	Merchandise Mart (3)		Temperature Controlled Logistics (4)	Other (5)
Property rentals	$322,444	$209,282	$46,484	$53,352		$—	$13,326
Straight-line rents:
Contractual rent increases	4,584	4,502	1,269	(1,254	)(3)	—	67
Amortization of free rent	6,821	4,052	654	2,115		—	—
Amortization of acquired below market leases, net	2,229	1,484	745	—		—	—
Total rentals	336,078	219,320	49,152	54,213		—	13,393
Temperature Controlled Logistics	181,225	—	—	—		181,225	—
Tenant expense reimbursements	50,346	27,562	18,216	3,933		—	635
Fee and other income:
Tenant cleaning fees	7,617	7,617	—	—		—	—
Management and leasing fees	3,816	3,614	190	12		—	—
Lease termination fees	14,301	330	583	13,388	(3)	—	—
Other	4,095	2,776	37	1,282		—	—
Total revenues	597,478	261,219	68,178	72,828		181,225	14,028
Operating expenses	296,917	99,261	22,308	24,614		139,558	11,176
Depreciation and amortization	78,106	40,255	6,876	9,531		18,371	3,073
General and administrative	40,700	8,607	3,799	5,278		8,797	14,219
Total expenses	415,723	148,123	32,983	39,423		166,726	28,468
Operating income (loss)	181,755	113,096	35,195	33,405		14,499	(14,440)
Income applicable to Alexander’s	25,386	88	293	—		—	25,005
Income from partially-owned entities	9,222	720	1,536	144		232	6,590
Interest and other investment income	101,198	236	216	48		31	100,667
Interest and debt expense	(77,460)	(33,398)	(14,886)	(2,677)		(13,645)	(12,854)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	3,488	573	896	—		—	2,019
Minority interest of partially-owned entities	603	—	—	52		551	—
Income from continuing operations	244,192	81,315	23,250	30,972		1,668	106,987
Income (loss) from discontinued operations	1,363	573	(64)	—		—	854
Net income	245,555	81,888	23,186	30,972		1,668	107,841
Interest and debt expense (2)	83,091	34,639	16,442	2,902		6,492	22,616
Depreciation and amortization(2)	74,964	41,249	7,655	9,664		8,767	7,629
Income taxes	687	254	—	78		260	95
EBITDA(1)	$404,297	$158,030	$47,283	$43,616		$17,187	$138,181

See footnotes on page 35.

	For the Three Months Ended March 31, 2004
(Amounts in thousands)	Total	Office (3)	Retail	Merchandise Mart (3)	Temperature Controlled Logistics (4)	Other (5)
Property rentals	$308,631	$205,972	$37,180	$53,103	$—	$12,376
Straight-line rents:
Contractual rent increases	7,604	5,915	820	828	—	41
Amortization of free rent	5,215	1,801	2,011	1,405	—	(2)
Amortization of acquired below market leases, net	3,603	2,614	989	—	—	—
Total rentals	325,053	216,302	41,000	55,336	—	12,415
Tenant expense reimbursements	48,357	26,878	15,385	5,356	—	738
Fee and other income:
Tenant cleaning fees	7,384	7,384	—	—	—	—
Management and leasing fees	6,052	5,728	293	14	—	17
Other	4,522	3,330	161	1,023	—	8
Total revenues	391,368	259,622	56,839	61,729	—	13,178
Operating expenses	153,291	96,282	18,496	27,155	—	11,358
Depreciation and amortization	55,801	38,294	6,086	8,066	—	3,355
General and administrative	30,570	11,538	2,955	5,047	—	11,030
Total expenses	239,662	146,114	27,537	40,268	—	25,743
Operating income (loss)	151,706	113,508	29,302	21,461	—	(12,565)
Income (loss) applicable to Alexander’s	(2,528)	—	173	—	—	(2,701)
Income from partially-owned entities	13,113	523	747	120	2,541	9,182
Interest and other investment income	9,244	243	39	36	—	8,926
Interest and debt expense	(58,367)	(32,792)	(14,991)	(2,900)	—	(7,684)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	776	—	—	—	—	776
Minority interest of partially-owned entities	3	—	—	—	—	3
Income (loss) from continuing operations	113,947	81,482	15,270	18,717	2,541	(4,063)
Income (loss) from discontinued operations	247	121	222	—	—	(96)
Net income	114,194	81,603	15,492	18,717	2,541	(4,159)
Interest and debt expense (2)	77,981	34,046	15,744	3,128	7,507	17,556
Depreciation and amortization (2)	71,296	39,319	6,750	8,200	8,688	8,339
Income taxes	81	11	—	—	—	70
EBITDA (1)	$263,552	$154,979	$37,986	$30,045	$18,736	$21,806

See following page for footnotes.

Notes:

(1)          EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization”. Management considers EBITDA a supplemental measure for making decisions and assessing the unlevered performance of its segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, management utilizes this measure to make investment decisions as well as to compare the performance of its assets to that of its peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)          Interest and debt expense and depreciation and amortization included in the reconciliation of net income to EBITDA reflects the Company’s share of the interest and debt expense and depreciation and amortization of its partially-owned entities.

(3)          At December 31, 2004, 7 West 34th Street, a 440,000 square foot New York office building, was 100% occupied by four tenants, of which Health Insurance Plan of New York (“HIP”) and Fairchild Publications occupied 255,000 and 146,000 square feet, respectively. Effective January 4, 2005, the Company entered into a lease termination agreement with HIP under which HIP made an initial payment of $13,362 and is anticipated to make annual payments ranging from $1,000 to $2,000 over the remaining six years of the HIP lease contingent upon the level of operating expenses of the building in each year. In connection with the termination of the HIP lease, the Company wrote off the $2,462 balance of the HIP receivable arising from the straight-lining of rent.

In the first quarter of 2005, the Company began redevelopment of this property into a permanent showroom building for the giftware industry. As of January 1, 2005, the Company transferred the operations and financial results of this asset from the New York Office division to the Merchandise Mart division for both the current and prior periods presented.

(4)          Operating results for the three months ended March 31, 2005 reflect the consolidation of the Company’s investment in Americold on November 18, 2004. Previously this investment was accounted for under the equity method.

(5)          Other EBITDA is comprised of:

	For the Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Newkirk:
Equity in income of MLP (A)	$12,220	$15,268
Interest and other income	2,426	2,924
Alexander’s (B)	30,269	1,426
Industrial warehouses	1,138	1,265
Hotel Pennsylvania (C)	2,254	294
GMH Communities L.P.	970	—
Student housing	—	539
	49,277	21,716
Corporate general and administrative expenses	(13,154)	(10,022)
Investment income and other	17,318	8,522
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position	86,094	—
Net gain on mark-to-market of Sears Holding derivative position	7,899	—
Net loss on mark-to-market of GMH Communities L.P. warrants	(10,178)	—
Discontinued operations:
Palisades	—	1,674
400 North LaSalle	925	(84)
	$138,181	$21,806

(A)      EBITDA for the three months ended March 31, 2005 includes the Company’s $496 share of an impairment loss. EBITDA for the three months ended March 31, 2004 includes the Company’s $1,917 share of net gains on sale of real estate.

(B)        The three months ended March 31, 2005 includes (i) $20,633 for the Company’s share of Alexander’s net gains on sale of condominiums and income previously deferred in connection therewith and (ii) the Company’s $7,433 share of Alexander’s stock appreciation rights compensation expense. The three months ended March 31, 2004 includes (i) the Company’s $9,913 share of Alexander’s stock appreciation rights compensation expense and (ii) the Company’s $1,010 share of Alexander’s loss on early extinguishment of debt.

(C)        Average occupancy and revenue per available room (“REVPAR”) were 75.3% and $71.81 for the three months ended March 31, 2005 compared to 64.2% and $55.26 for the prior year’s quarter.

Results of Operations

Revenues

The Company’s revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $597,478,000 for the quarter ended March 31, 2005, compared to $391,368,000 in the prior year’s quarter, an increase of $206,110,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total	Office		Retail	Merchandise Mart		Temperatur Controlled Logistics	Other
Property rentals:
Increase (decrease) due to:
Acquisitions:
So. California supermarkets	July 2004	$1,304	$—		$1,304	$—		$—	$—
Marriot Hotel	July 2004	973	973		—	—		—	—
25 W. 14th Street	March 2004	632	—		632	—		—	—
Burnside Plaza Shopping Center	December 2004	509	—		509	—		—	—
Lodi Shopping Center	November 2004	482	—		482	—		—	—
386 and 387 W. Broadway	December 2004	429	—		429	—		—	—
99-01 Queens Boulevard	August 2004	393	—		393	—		—	—
Forest Plaza Shopping Center	February 2004	254	—		254	—		—	—
Rockville Town Center	March 2005	181	—		181	—		—	—
Development placed into service:
4 Union Square South		2,874	—		2,874	—		—	—
Amortization of acquired below market leases, net		(1,374)	(1,130)		(244)	—		—	—
Operations:
Hotel activity		2,341	—		—	—		—	2,341 (1)
Trade shows activity		(805)	—		—	(805)		—	—
Leasing activity		2,832	3,175		1,338	(318	)(2)	—	(1,363)
Total increase (decrease) in property rentals		11,025	3,018		8,152	(1,123)		—	978
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions		903	—		903	—		—	—
Operations		1,086	684		1,928	(1,423	)(3)	—	(103)
Total increase (decrease) in tenant expense reimbursements		1,989	684		2,831	(1,423)		—	(103)
Temperature Controlled Logistics (effect of consolidating Americold from November 18, 2004 vs. equity method prior)		181,225	—		—	—		181,225	—
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		11,693	(2,133)		459	13,367	(4)	—	—
BMS Cleaning fees		233	233		—	—		—	—
Management and leasing fees		(2,219)	(2,114	)(5)	(103)	(2)		—	—
Other		2,164	1,909	(6)	—	280		—	(25)
Total increase (decrease) in fee and other income		11,871	(2,105)		356	13,645		—	(25)
Total increase in revenues		$206,110	$1,597		$11,339	$11,099		$181,225	$850

See notes on following page.

See “Overview - Leasing Activity” on page 32 for further details and corresponding changes in occupancy.

Notes to preceding tabular information:

(1)          Average occupancy and REVPAR were 75.3% and $71.81 for the year ended March 31, 2005 compared to 64.2% and $55.26 for the prior year.

(2)          Reflects a $2,462 write-off of HIP’s receivable arising from the straight-lining of rent upon termination of the lease during the three months ended March 31, 2005 partially offset by higher rents on space relet during 2004, including leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.

(3)          Primarily due to lower real estate tax reimbursements from tenants based on the finalization of 2003 real estate taxes in September 2004.

(4)          Reflects lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005. See Note 3 on page 35 for details.

(5)          Reflects $1,900 of non-recurring Washington D.C. commission income in the first quarter of 2004.

(6)          Primarily due to $1,250 of income received to terminate a CESCR road improvement requirement during the first quarter of 2005.

Expenses

The Company’s expenses were $415,723,000 for the quarter ended March 31, 2005, compared to $239,662,000 in the prior year’s quarter, an increase of $176,061,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Date of Acquisition	Total		Office		Retail		Merchandise Mart		Temperature Controlled Logistics	Other
Operating:
Increase (decrease) due to:
Acquisitions:
Burnside Plaza Shopping Center	December 2004	$270		$—		$270		$—		$—	$—
Lodi Shopping Center	November 2004	140		—		140		—		—	—
Forest Plaza Shopping Center	February 2004	122		—		122		—		—	—
99-01 Queens Boulevard	August 2004	91		—		91		—		—	—
25 W. 14th Street	March 2004	87		—		87		—		—	—
386 and 387 W. Broadway	December 2004	45		—		45		—		—	—
Rockville Town Center	March 2005	16		—		16		—		—	—
Development placed into service:
4 Union Square South		772		—		772		—		—	—
Americold - effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		139,558		—		—		—		139,558	—
Hotel activity		324		—		—		—		—	324
Trade shows activity		(973)		—		—		(973)		—	—
Operations		3,174		2,979	(1)	2,269	(2)	(1,568	)(3)	—	(506)

Total increase (decrease) in operating expenses		143,626		2,979		3,812		(2,541)		139,558	(182)

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		1,496		318		1,178		—		—	—
Americold - effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		18,371		—		—		—		18,371	—
Operations		2,438	(4)	1,643		(388)		1,465		—	(282)
Total increase (decrease) in depreciation and amortization		22,305		1,961		790		1,465		18,371	(282)

General and administrative:
Increase (decrease) due to:
Americold - effect of consolidating Americold from November 18, 2004 vs. equity method accounting prior		8,797		—		—		—		8,797	—
Operations		1,333		(2,931	)(5)	844	(6)	231		—	3,189 (7)
Total increase (decrease) in general and administrative		10,130		(2,931)		844		231		8,797	3,189

Total increase (decrease) in expenses		$176,061		$2,009		$5,446		$(845)		$166,726	$2,725

See notes on following page.

Notes to preceding tabular information:

(1)          Results primarily from a $1,886 increase in real estate taxes and a $873 increase due to higher repairs and maintenance in the New York Office portfolio.

(2)          Results primarily from a bad debt recovery in 2004 of $840 related to former Bradlees’ leases.

(3)          Primarily due to lower real estate taxes based on the finalization of 2003 taxes in September 2004.

(4)          Primarily due to additions to buildings and improvements during 2004.

(5)          Primarily due to a $1,087 savings in payroll and fringes over the prior quarter as a result of exiting the CESCR third party representation business, of which $697 relates to 2004 severance.

(6)          Primarily relates to an increase in payroll and fringes of $595.

(7)          The increase in general and administrative expenses results primarily from an increase in payroll and fringe benefits of $1,981 and an increase in professional fees of $365.

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $12,186,000 before the Company’s $20,633,000 share of net gain on sale of condominiums and $7,433,000 share of Alexander’s stock appreciation rights compensation (“SAR”) expense or $25,386,000, net in the quarter ended March 31, 2005, compared to income of $7,385,000 before the Company’s $9,913,000 share of SAR expense or $2,528,000, net in the prior year’s quarter. This net increase of $27,914,000 resulted primarily from (i) a net gain of $20,633,000 related to the sale of condominiums at Alexander’s 731 Lexington Avenue property and (ii) a decrease of $2,480,000 for the Company’s share of Alexander’s SAR expense.

Income from Partially-Owned Entities

Below are the details of income from partially-owned entities by investment as well as the increase (decrease) in income from partially-owned entities for the quarters ended March 31, 2005 and 2004:

(Amounts in thousands) For the three months ended:	Total	Monmouth Mall	Temperature Controlled Logistics (1)	Newkirk MLP		Starwood Ceruzzi Joint Venture	Partially- Owned Office Buildings	Other
March 31, 2005:
Revenues		$6,262		$59,639		$471	$31,651
Expenses:
Operating, general and administrative		(2,667)		(1,549)		(733)	(13,654)
Depreciation		(1,162)		(8,617)		(100)	(5,563)
Interest expense		(1,846)		(18,123)		—	(8,124)
Other, net		(791)		(4,158)		—	1,809
Net (loss) income		$(204)		$27,192		$(362)	$6,119

Company’s interest		50%		22.5%		80%	12.3%
Equity in net (loss) income	$6,241	$(102)		$5,810	(2)	$(290)	$753	$70
Interest and other income	2,716	823		658		—	(33)	1,268
Fee income	265	265		—		—	—	—
Income (loss) from partially-owned entities	$9,222	$986	N/A	$6,468		$(290)	$720	$1,338

March 31, 2004:
Revenues		$5,930	$29,631	$60,509		$328	$29,627
Expenses:
Operating, general and administrative		(2,165)	(1,952)	(2,392)		(810)	(12,073)
Depreciation		(1,047)	(14,121)	(12,344)		(176)	(4,793)
Interest expense		(1,506)	(12,512)	(20,725)		—	(8,140)
Other, net		(810)	744	8,007		—	(1,884)
Net income (loss)		$402	$1,790	$33,055		$(658)	$2,737

Company’s interest		50%	60%	22.3%		80%	23%
Equity in net income (loss)	$9,423	$201	$1,074	$7,813		$(527)	$639	$223
Interest and other income	2,062	823	89	1,266		—	(116)	—
Fee income	1,628	250	1,378	—		—	—	—
Income (loss) from partially-owned entities	$13,113	$1,274	$2,541	$9,079		$(527)	$523	$223

(Decrease) increase in income of partially-owned entities	$(3,891)	$(288)	$(2,541)	$(2,611	)(3)	$237	$197	$1,115

(1)          On November 18, 2004, the Company’s investment in Americold was consolidated into the accounts of the Company.

(2)          Includes the Company’s $496 share of an impairment loss.

(3)          Primarily reflects a reduction of Newkirk MLP income as a result of the sale of assets during 2004 (primarily 25 Stater Brothers supermarkets).

Interest and Other Investment Income

Interest and other investment income (interest income on mortgage loans receivable, other interest income and dividend income) was $101,198,000 for the quarter ended March 31, 2005, compared to $9,244,000 in the prior year’s quarter, an increase of $91,954,000.  This increase resulted primarily from:

(Amounts in thousands)
Net gain on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position, after a $7,265 third-party performance based participation	$86,094
Expense from the mark-to-market of 5.7 million GMH warrants at March 31, 2005	(10,178)
Income from the mark-to-market of Sears Holding derivative position	7,899
Prepayment penalty recognized on repayment of the General Motors building mezzanine loans in January 2005	4,500
Interest income on the Company’s mezzanine loans to Extended Stay America in May 2004, Charles Square in November 2004 and Riley Holdco Corp. in February 2005	3,639
$91,954

Interest and Debt Expense

Interest and debt expense was $77,460,000 for the three months ended March 31, 2005, compared to $58,367,000 in the prior year’s quarter, an increase of $19,093,000.  This increase resulted primarily from (i) $13,645,000 resulting from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year and (ii) $5,182,000 from an increase in the weighted average interest rate on variable rate of debt of 168 basis points.

Net Gains on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Net gains on sale of marketable securities	$2,019	$—
Net gains on sale of land parcels	1,469	—
Net gains on sale of residential condominiums	—	776
	$3,488	$776

Minority Interest of Partially-Owned Entities

Minority interest was $603,000 of income for the three months ended March 31, 2005, compared to $3,000 of income for the prior year’s quarter, a reduction of $600,000.  This reduction resulted primarily from the consolidation of the Company’s investment in Americold Realty Trust beginning on November 18, 2004 versus accounting for the investment on the equity method in the prior year.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2005 and 2004 include the operating results of the assets related to discontinued operations (400 North LaSalle and Arlington Plaza), as well as the Company’s Palisades Residential Complex sold on June 29, 2004, and Dundalk, Maryland retail property sold on August 12, 2004.

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Total revenues	$3,191	$5,801
Total expenses	1,828	5,554
Income from discontinued operations	$1,363	$247

Three Months Ended March 31, 2005 and March 31, 2004

Below are the details of the changes by segment in EBITDA.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Three months ended March 31, 2004	$263,552	$154,979		$37,986	$30,045		$18,736		$21,806
2005 Operations:
Same store operations(1)		710		1,255	3,331	(3)	—	(5)
Acquisitions, dispositions and non-same store income and expenses		2,341		8,042	10,240	(4)	(1,549)
Three months ended March 31, 2005	$404,297	$158,030		$47,283	$43,616		$17,187		$138,181
% increase in same store operations		0.5	%(2)	3.5%	11.2	%(4)	N/A	(5)

(1)          Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)          EBITDA and the same store percentage increase (decrease) were $83,390 and 4.8% for the New York office portfolio and $74,640 and (4.1%) for the CESCR portfolio.

(3)          EBITDA and the same store percentage increase reflect the commencement of leases with WPP Group (228,000 square feet) in the third quarter of 2004 and the Chicago Sun Times (127,000 square feet) in the second quarter of 2004.  The same store percentage increase exclusive of these leases was 4.3%.

(4)          Primarily represents $13,362 of lease termination fee income received from a tenant at 7 West 34th Street, partially offset by $2,462 for the write off of the tenant’s receivable arising from the straight-lining of rent.  See page 35 for details.

(5)          Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 43 for condensed pro forma operating results of Americold for the three months ended March 31, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

Investment in Americold Realty Trust (“Americold”)

Prior to November 18, 2004, the Company owned a 60% interest in the Vornado Crescent Portland Partnership, which owned Americold, and accounted for its interest under the equity method.  On November 18, 2004 the Company’s investment in Americold was consolidated into the accounts of the Company.  The following is a pro forma presentation of the results of operations of Americold for the three months ended March 31, 2005 and 2004, giving effect to the acquisition of AmeriCold Logistics as if it had occurred on January 1, 2004.

	For The Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Revenue	$181,225	$170,346
Cost of operations	139,558	130,498
Gross margin	41,667	39,848
Depreciation, depletion and amortization	18,371	18,288
Interest expense	13,645	12,593
General and administrative expense	8,797	9,703
Other (income) expense, net	323	(337)
Net income (loss)	531	(399)
Add - Company’s 47.6% ownership interest:
Depreciation and amortization	8,767	8,661
Interest expense	6,492	5,994
Income taxes	260	303
EBITDA	$16,050	$14,559
Same store % increase	10.1%

Revenue was $181,225,000 for the quarter ended March 31, 2005, compared to $170,346,000 for the quarter ended March 31, 2004, an increase of $10,879,000.  This increase was primarily due to (i) $6,396,000 from Americold’s transportation management services business from both new and existing customers, (ii) $1,043,000 from new managed warehouse contracts, net of a contract termination in the fourth quarter of 2004 and (iii) an increase in handling and accessorial services.

Gross margin from owned warehouses was $37,546,000, or 34.7%, for the quarter ended March 31, 2005, compared to $36,792,000, or 35.2%, for the quarter ended March 31, 2004, an increase of $754,000.  This increase was primarily attributable to higher occupancy, lower operating costs and improved productivity at the Atlanta and Allentown facilities.

Gross margin from other operations (i.e., transportation, management services and managed warehouses) was $4,121,000 for the quarter ended March 31, 2005, compared to $3,056,000 for the quarter ended March 31, 2004, an increase of $1,065,000.  This increase was primarily the result of an increase in transportation management services from both new and existing customers and an increase in margin from new and existing managed warehouse customers.

Interest expense was $13,645,000 for the quarter ended March 31, 2005, compared to $12,593,000 for the quarter ended March 31, 2004, an increase of $1,052,000.  This increase was primarily due to higher average debt outstanding as Americold obtained a mortgage financing on 28 of its unencumbered properties in February 2004.

General and administrative expense was $8,797,000 for the quarter ended March 31, 2005, compared to $9,703,000 for the quarter ended March 31, 2004, a decrease of $906,000.  This decrease resulted primarily from a decrease in payroll and fringes and travel and entertainment expenses.

Liquidity And Capital Resources

Three Months Ended March 31, 2005

Cash flows provided by operating activities of $127,822,000 was primarily comprised of (i) net income of $245,555,000, partially offset by (ii) adjustments for non-cash items of $54,738,000 and (iii) the net change in operating assets and liabilities of $62,995,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $81,410,000, (ii) net loss on mark-to-market of GMH Communities L.P. warrants of $10,178,000, partially offset by, (iii) net gains on conversion of Sears common shares and derivative position to Sears Holding common shares and derivative position of $86,094,000, (iv) net gain on mark-to-market of Sears Holding derivative position of $7,899,000, (v) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $3,488,000, (vi) the effect of straight-lining of rental income of $11,405,000, (vii) equity in net income of partially-owned entities and Alexander’s of $34,608,000 and (viii) amortization of acquired below market leases net of above market leases of $2,229,000.

Net cash used in investing activities of $648,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $152,000,000, (ii) capital expenditures of $1,744,000, (iii) development and redevelopment expenditures of $32,404,000, (iv) investments in partially-owned entities of $112,066,000, (v) acquisitions of real estate of $8,135,000, (vi) investments in marketable securities of $52,322,000, partially offset by (vii) proceeds from the sale of real estate of $1,980,000, (viii) distributions from partially-owned entities of $9,607,000, (ix) repayments on notes and mortgages receivable of $274,711,000, (x) restricted cash of $42,257,000 and (xi) proceeds from the sale of marketable securities of $29,468,000.

Net cash provided by financing activities of $247,874,000 was primarily comprised of (i) proceeds from borrowings of $715,000,000, (ii) proceeds of $8,645,000 from the exercise by employees of Vornado share options, partially offset by (iii) distributions to Class A unitholders of $117,845,000, (iv) repayments of borrowings of $139,345,000, (v) redemption of preferred units of $195,000,000, and (vi) distributions to preferred unitholders of $23,581,000.

During 2005 and 2006, approximately $77,690,000 and $423,854,000 of the Company’s notes and mortgages payable mature, respectively.  The Company may refinance such loans or choose to repay all or a portion of such loans using existing cash balances or its revolving credit facility.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2005.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$7,010	$2,045	$1,223	$(674)	$4,416	$—
Non-recurring	—	—	—	—	—	—
	7,010	2,045	1,223	(674)	4,416	—
Tenant improvements:
Recurring	17,725	8,106	1,848	1,920	5,851	—
Non-recurring	1,938	—	1,938	—	—	—
	19,663	8,106	3,786	1,920	5,851	—
Total	$26,673	$10,151	$5,009	$1,246	$10,267	$—

Leasing Commissions:
Recurring	$4,052	$2,241	$496	$232	$1,083	$—
Non-recurring	294	—	294	—	—	—
	$4,346	$2,241	$790	$232	$1,083	$—

Square feet leased	1,298	269	358	210	461	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$31,019	$12,392	$5,799	$1,478	$11,350	$—
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	9,421	4,137	4,003	663	618	—
Expenditures to be made in future periods for the current period	(18,410)	(10,366)	(3,890)	(2,152)	(2,002)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$22,030	$6,163	$5,912	$(11)	$9,966	$—

Development and Redevelopment Expenditures:
7 West 34th Street	$8,276	$—	$—	$—	$8,276	$—
Crystal Plaza (PTO)	7,394	—	7,394	—	—	—
640 Fifth Avenue	2,398	2,398	—	—	—	—
Crystal Drive – retail	905	—	905	—	—	—
Other	13,431	651	—	5,264	7,145	371
	$32,404	$3,049	$8,299	$5,264	$15,421	$371

Three Months Ended March 31, 2004

Cash flows provided by operating activities of $153,251,000 was primarily comprised of (i) income of $114,194,000, (ii) adjustments for non-cash items of $33,075,000, and (iii) the net change in operating assets and liabilities of $5,982,000.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $58,465,000, partially offset by, (ii) the effect of straight-lining of rental income of $10,376,000, (iii) equity in net income of partially-owned entities and Alexander’s of $10,585,000 and (iv) amortization of acquired below market leases net of above market leases of $3,650,000.

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

Net cash used in financing activities of $251,389,000 was primarily comprised of (i) distributions to Class A unitholders of $120,142,000 (ii) repayments of borrowings of $160,183,000, (iii) redemption of preferred units of $112,467,000, (iv) distributions to preferred unitholders of $29,031,000, partially offset by, (v) proceeds from borrowings of $150,427,000 and (vi) proceeds of $20,007,000 from the exercise by employees of Vornado share options.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2004.

(Amounts in thousands)	Total	New York Office	CESCR	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$13,268	$1,220	$3,812	$79	$5,804	$2,353
Non-recurring	—	—	—	—	—	—
	13,268	1,220	3,812	79	5,804	2,353
Tenant improvements:
Recurring	18,579	10,033	6,119	218	2,209	—
Non-recurring	939	—	939	—	—	—
	19,518	10,033	7,058	218	2,209	—
Total	$32,786	$11,253	$10,870	$297	$8,013	$2,353

Leasing Commissions:
Recurring	$7,026	$4,716	$2,040	$154	$116	$—
Non-recurring	140	—	140	—	—	—
	$7,166	$4,716	$2,180	$154	$116	$—

Square feet leased	1,772	360	765	236	411	—

Total Capital Expenditures and Leasing Commissions (Accrual basis)	$39,952	$15,969	$13,050	$451	$8,129	$2,353
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	18,751	7,831	9,119	1,067	734	—
Expenditures to be made in future periods for the current period	(21,963)	(13,092)	(7,873)	(347)	(651)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$36,740	$10,708	$14,296	$1,171	$8,212	$2,353

Development and Redevelopment: Expenditures:
640 Fifth Avenue	$4,557	$4,557	$—	$—	$—	$—
4 Union Square South	7,320	—	—	7,320	—	—
Other	12,191	206	3,917	7,026	—	1,042
	$24,068	$4,763	$3,917	$14,346	$—	$1,042

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2005 vs. Three Months Ended December 31, 2004

Below are the details of the changes by segment in EBITDA for the three months ended March 31, 2005 from the three months ended December 31, 2004.

(Amounts in thousands)	Total	Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
EBITDA for the three months ended December 31, 2004	$447,670	$155,806		$47,482	$37,298		$16,933		$190,151
2005 Operations:
Same store operations(1)		(71)		196	(2,481	)(3)	—
Acquisitions, dispositions and other non-same store income and expenses		2,295		(395)	8,799	(4)	254
EBITDA for the three months ended March 31, 2005	$404,297	$158,030		$47,283	$43,616		$17,187		$138,181
% (decrease) increase in same store operations		(0.1	)%(2)	.5%	(7.0)%		N/A	(5)

(1)                      Represents operations which were owned for the same period in each year and excludes non-recurring income and expenses.

(2)                      Same store percentage (decrease) increase was (1.1)% for the New York Office portfolio, and 1.2% for the CESCR portfolio.  The decrease in New York Office same store was primarily due to an increase in utilities costs and repairs and maintenance expense versus the prior quarter.

(3)                      Primarily due to seasonality of operations as the second and fourth quarters include major trade shows and, therefore, have historically been higher than the first and third quarters.

(4)                      Primarily represents $13,362 of lease termination fee income received from a tenant at 7 West 34th Street, partially offset by $2,462 for the write off of the tenant’s receivable arising from the straight-lining of rent.  See page 35 for details.

(5)                      Not comparable because prior to November 4, 2004, (date the operations of AmeriCold Logistics were combined with Americold), the Company reflected its equity in the rent Americold received from AmeriCold Logistics.  Subsequent thereto, the Company reflects its equity in the operations of the combined company.  See page 43 for condensed pro forma operating results of Americold for the three months ended March 31, 2005 and 2004, giving effect to the acquisition of its tenant, AmeriCold Logistics, as if it had occurred on January 1, 2004.

Below is a reconciliation of net income and EBITDA for the three months ended December 31, 2004.

(Amounts in thousands)	Total	Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Net income for the three months ended December 31, 2004	$289,989	$80,449	$23,770	$23,031	$927	$161,812
Interest and debt expense	78,474	32,473	15,022	3,025	7,326	20,628
Depreciation and amortization	78,378	42,771	8,690	10,669	8,601	7,647
Income taxes	829	113	—	573	79	64
EBITDA for the three months ended December 31, 2004	$447,670	$155,806	$47,482	$37,298	$16,933	$190,151

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

As of March 31, 2005, the Company has an interest rate swap as described in footnote 1 to the table below.  In addition, during 2003 the Company purchased two interest rate caps with notional amounts aggregating $295,000,000, and simultaneously sold two interest rate caps with the same aggregate notional amount on substantially the same terms as the caps purchased.  As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to substantially offset one another.  Management may engage in additional hedging strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

The Company’s exposure to a change in interest rates on its consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

	As at March 31, 2005				As at December 31, 2004
(Amounts in thousands, except per unit amounts)	Balance		Weighted Average Interest Rate	Effect of 1% Increase In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$979,906	(1)	4.22%	$9,799	$1,114,981	3.45%
Fixed rate	4,557,973		6.32%	—	3,841,530	6.68%
	$5,537,879		5.95%	9,799	$4,956,511	5.95%

Debt of non-consolidated entities:
Variable rate	$123,681		4.82%	1,237	$122,007	4.67%
Fixed rate	563,255		6.80%	—	547,935	6.73%
	$686,936		6.44%	1,237	$669,942	6.36%

Total change in the Company’s annual net income				$11,036
Per unit-diluted				$(.07)

(1)          Includes $504,003 for the Company’s senior unsecured notes due 2007, as the Company entered into interest rate swap agreements that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus .7725%, based upon the trailing three month LIBOR rate (3.60% if set on March 31, 2005).  In accordance with SFAS No. 133, as amended, the Company is required to fair value the debt at each reporting period.  At March 31, 2005 and 2004, the fair value adjustment was $4,324 and $32,474, and is included in the balances of the senior unsecured notes above.

The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $26,700,000 at March 31, 2005.

Derivative Instruments

The Company has the following derivative instruments that do not qualify for hedge accounting treatment:

As a result of the merger between Sears and Kmart on March 30, 2005, the Company’s derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holding valued at $323,936,000 based on the $130.00 per share closing price on March 30, 2005, the date of the merger, and $146,663,000 of cash.  As a result, the Company recognized a net gain of approximately $58,443,000 based on the fair value of the Company’s derivative position after the exchange of these underlying assets.  Because this derivative position does not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  On March 31, 2005, the Company recorded income of $7,899,000 from the mark-to-market of this derivative position based on Sears Holding’s closing share price of $133.17.

Under a warrant agreement with GMH Communities L.P., the Company holds 5.7 million warrants to purchase partnership units of GMH at an adjusted exercise price of $8.82 per share.  Because these warrants are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on the Company’s consolidated statement of income.  In the quarter ended March 31, 2005, the Company recognized a loss of $10,178,000 from the mark-to-market of these warrants based on GCT’s closing stock price on the NYSE of $11.71 per share on March 31, 2005.

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

Internal Control Over Financial Reporting:  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following updates the discussion set forth under “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated.  Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop.  On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint.  On March 26, 2003, Stop & Shop filed a new complaint in the New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint.  The Company removed the action to the United States District Court for the Southern District of New York.  In January 2005 that court remanded the action to the New York Supreme Court.  The Company then served an answer in which it asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  The Company intends to pursue its claims against Stop & Shop vigorously.

Vornado Operating Company

In November 2004, a class action shareholder derivative lawsuit was brought in the Delaware Court of Chancery against Vornado Operating Company (“Vornado Operating”), its directors and the Company.  The lawsuit sought to enjoin the dissolution of Vornado Operating, rescind the previously completed sale of AmeriCold Logistics (owned 60% by Vornado Operating) to Americold Realty Trust (owned 60% by the Company) and damages.  In addition, the plaintiffs claimed that the Vornado Operating directors breached their fiduciary duties.  On November 24, 2004, a stipulation of settlement was entered into under which the Company agreed to settle the lawsuit with a payment of approximately $4.5 million or about $1 per Vornado Operating share or partnership unit before litigation expenses. The Company had accrued the proposed settlement payment and related legal costs as part of “general and administrative expense” in the fourth quarter of 2004.  On March 22, 2005, the Court approved the settlement.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, the Company issued 156,367 Class A units to Vornado Realty Trust upon the issuance of the same number of Vornado common shares to employees in connection with share options exercised.

Item 6.           Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

	By:	VORNADO REALTY TRUST, sole general partner

Date: May 3, 2005	By:	/s/ Joseph Macnow
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

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on May 23, 1996 – Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

*

3.3	—

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on April 3, 1997 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 11, 2002

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

Articles of Amendment of Declaration of Trust of Vornado Realty Trust dated December 16, 2004, as filed with the State Department of Assessments and Taxation of Maryland on December 16, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated December 16, 2004 (File No. 001-11954), filed on December 21, 2004

*

3.12	—

Articles Supplementary Classifying Vornado’s $3.25 Series A Preferred Shares of Beneficial Interest, liquidation preference $50.00 per share - Incorporated by reference to Exhibit 3.11 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.13	—

Articles Supplementary Classifying Vornado Realty Trust’s $3.25 Series A Convertible Preferred Shares of Beneficial Interest, as filed with the State Department of Assessments and Taxation of Maryland on December 15, 1997- Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11954), filed on March 31, 2002

*

3.14	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-1 8.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, no par value – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K, dated November 12, 1998 (File No. 001-11954), filed on November 30, 1998

*

3.15	—

Articles Supplementary Classifying Additional Series D-1 8.5% Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K/A, dated November 12, 1998 (File No. 001–11954), filed on February 9, 1999

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

*                                         Incorporated by reference.

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

Articles Supplementary Classifying Vornado Realty Trust’s Series D-9 8.75% Preferred Shares, dated September 21, 2001, as filed with the State Department of Assessments and Taxation of Maryland on September 25, 2001 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.26	—

Articles Supplementary Classifying Vornado Realty Trust’s Series D-10 7.00% Cumulative Redeemable Preferred Shares, dated November 17, 2003, as filed with the State Department of Assessments and Taxation of Maryland on November 17, 2003 – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 18, 2003

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

Second Amendment and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.34	—

Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.35	—

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 of Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

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

*                                         Incorporated by reference.

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

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 of Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

3.56	—

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 of Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

*

3.57	—

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.58	—

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005

*

3.59	—

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.60	—

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.61	—

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 of Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

*

4.1	—	Instruments defining the rights of security holders (see Exhibits 3.1 through 3.32 of this Annual Report on Form 10-K)	*

4.2	—

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

*

*                                         Incorporated by reference

4.4	—

Specimen certificate evidencing Vornado Realty Trust’s 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.5 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed August 20, 2004

*

4.5	—

Specimen certificate evidencing Vornado Realty Trust’s 6.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed November 17, 2004

*

4.6	—

Specimen certificate evidencing Vornado Realty Trust’s 6.625% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 4.7 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed December 21, 2004

*

4.7	—

Indenture and Servicing Agreement, dated as of March 1, 2000, among Vornado, LaSalle Bank National Association, ABN Amro Bank N.V. and Midland Loan Services, Inc. - Incorporated by reference to Exhibit 10.48 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on March 9, 2000

*

4.8	—

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s Current Report on Form 8-K dated June 19, 2002 (File No. 000-22685), filed on June 24, 2002

*

4.9	—

Officer’s Certificate pursuant to Sections 102 and 301 of the Indenture, dated June 24, 2002 - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

4.10	—

Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty L.P. and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty L.P. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

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

*

*                                         Incorporated by reference.

**                                  Management contract or compensatory agreement.

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

*

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.

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

*

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.

10.26	—

Credit Agreement, dated as of June 22, 1998, among One Penn Plaza, LLC, as Borrower, The Lenders Party hereto, The Chase Manhattan Bank, as Administrative Agent - Incorporated by reference to Exhibit 10 of Vornado’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11954), filed August 13, 1998

*

10.27	—

Registration Rights Agreement, dated as of April 1, 1998, between Vornado and the Unit Holders named therein - Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Vornado’s Registration Statement on Form S-3 (File No. 333-50095), filed on May 6, 1998

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

*

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.

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

Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo- und Vereinsbank AG, New York Branch, as Agent for the Lenders - Incorporated by reference to Exhibit 10(i)(C)(5) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.52	—

Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(C)(8) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.53	—

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.54	—

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.55	—

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) of Alexander’s Inc.’s quarterly report for the period ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

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

*

10.58**	—	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado’s Registration Statement on Form S-3 (File No. 333-102216) filed December 26, 2002	*

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.

10.59**	—

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.60**	—

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002 – Incorporated by reference to Exhibit 10.60 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.61**	—

Amendment to Employment Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 – Incorporated by reference to Exhibit 10.61 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.62**	—

Amendment No. 1 to Deferred Stock Agreement by and between Vornado Realty Trust and Melvyn H. Blum, dated February 13, 2003 – Incorporated by reference to Exhibit 10.62 of Vornado’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.63**	—

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 7, 2003 – Incorporated by reference to Exhibit 10.1 of Vornado Realty Trust’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

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

*

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.

10.69	—

Registration Rights Agreement, dated as of April 9, 2003, by and between Vornado Realty Trust and the unit holders named therein – Incorporated by reference to Exhibit 10 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-114807), filed on April 23, 2004

*

10.70**	—

Promissory Note from Melvyn Blum to Vornado Realty Trust, dated March 11, 2004 – Incorporated by reference to Exhibit 10.73 of Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-11954), filed on May 6, 2004

*

10.71	—

Registration Rights Agreement, dated as of October 7, 2003, between Vornado and the Unit Holder named therein – Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-120384), filed on December 2, 2004

*

10.72	—

Registration Rights Agreement, dated as of May 27, 2004, between Vornado Realty Trust and GESP 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 of Vornado Realty Trust’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.73	—

Registration Rights Agreement, dated as of December 17, 2004, between Vornado Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit 10.76 of Vornado Realty Trust’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.74**	—

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 28, 2005

*

10.75**	—

Form of Restricted Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 28, 2005

*

10.76**	—

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.77	—

Equity Commitment Letter, dated March 17, 2005, from Vornado Realty L.P. to Global Toys Acquisition, LLC – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

15.1	—	Letter regarding unaudited interim financial information
31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	—	Section 1350 Certification of the Chief Executive Officer
32.2	—	Section 1350 Certification of the Chief Financial Officer

*                                       Incorporated by reference.

**                                  Management contract or compensatory agreement.