Form 10-Q
period 2006-09-30
VORNADO REALTY LP
filed 2006-11-07
CIK 1040765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Yes ☐ No ☒

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except unit and per unit amounts) ASSETS	September 30, 2006	December 31, 2005
Real estate, at cost:
Land	$2,644,447	$2,337,878
Buildings and improvements	9,266,317	8,467,973
Development costs and construction in progress	327,406	235,347
Leasehold improvements and equipment	335,461	326,614
Total	12,573,631	11,367,812
Less accumulated depreciation and amortization	(1,890,645)	(1,663,777)
Real estate, net	10,682,986	9,704,035
Cash and cash equivalents	386,882	294,504
Escrow deposits and restricted cash	190,092	192,619
Marketable securities	260,943	276,146
Investments and advances to partially-owned entities, including Alexander’s of $106,089 and $105,241	1,065,598	944,023
Investment in Toys “R” Us, including a $76,816 participation in a senior unsecured bank loan bridge facility at December 31, 2005	343,135	425,830
Due from officers	23,831	23,790
Accounts receivable, net of allowance for doubtful accounts of $16,511 and $16,907	205,309	238,351
Notes and mortgage loans receivable	558,396	363,565
Receivable arising from the straight-lining of rents, net of allowance of $2,642 and $6,051	426,906	375,547
Other assets	724,436	722,392
Assets related to discontinued operations	908	76,361
	$14,869,422	$13,637,163

LIABILITIES AND PARTNERS’ CAPITAL
Notes and mortgages payable	$5,695,098	$4,794,411
Senior unsecured notes	1,195,862	948,889
Exchangeable senior debentures	491,500	490,750
Americold Realty Trust revolving credit facility	—	9,076
Accounts payable and accrued expenses	419,836	471,936
Deferred credit	253,703	184,206
Other liabilities	161,973	148,506
Officers compensation payable	60,258	52,020
Liabilities related to discontinued operations	—	12,831
Total liabilities	8,278,230	7,112,625
Minority interest	270,490	266,079
Commitments and contingencies
Partners’ Capital:
Equity	6,042,555	6,026,752
Earnings in excess of distributions	210,081	144,507
	6,252,636	6,171,259
Class A units issued to officer’s trust	(65,753)	(65,753)
Deferred compensation units earned but not yet delivered	69,140	69,547
Accumulated other comprehensive income	64,679	83,406
Total Partners’ Capital	6,320,702	6,258,459
	$14,869,422	$13,637,163

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2006	2005	2006	2005
REVENUES:
Property rentals	$391,574	$346,654	$1,153,153	$1,022,131
Temperature Controlled Logistics	190,280	232,778	573,177	592,894
Tenant expense reimbursements	68,599	53,385	191,246	153,111
Fee and other income	28,021	20,647	71,267	72,052
Total revenues	678,474	653,464	1,988,843	1,840,188
EXPENSES:
Operating	347,742	351,989	999,508	930,245
Depreciation and amortization	102,293	82,029	291,478	242,551
General and administrative	52,318	48,051	150,745	134,506
Total expenses	502,353	482,069	1,441,731	1,307,302
Operating income	176,121	171,395	547,112	532,886
(Loss) income applicable to Alexander’s	(3,586)	3,699	7,569	42,115
(Loss) income applicable to Toys “R” Us	(40,699)	(530)	4,177	(530)
Income from partially-owned entities	23,010	4,702	43,696	20,522
Interest and other investment income (expense)	98,096	(35,663)	137,194	135,458
Interest and debt expense	(115,747)	(88,213)	(340,463)	(249,131)
Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate	8,032	13,448	65,527	16,936
Minority interest of partially-owned entities	2,534	(768)	5,378	962
Income from continuing operations	147,761	68,070	470,190	499,218
Income from discontinued operations	9	1,229	33,506	35,845
Net income	147,770	69,299	503,696	535,063
Preferred unit distributions	(22,332)	(51,727)	(62,546)	(106,532)
NET INCOME applicable to Class A units	$125,438	$17,572	$441,150	$428,531

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.80	$0.11	$2.61	$2.66
Income from discontinued operations	—	0.01	0.21	0.24
Net income per Class A unit	$0.80	$0.12	$2.82	$2.90

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.76	$0.10	$2.48	$2.51
Income from discontinued operations	—	0.01	0.20	0.22
Net income per Class A unit	$0.76	$0.11	$2.68	$2.73

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2006	2005
Cash Flows from Operating Activities:
Net income	$503,696	$535,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	302,869	252,555
Equity in income of partially-owned entities, including Alexander’s and Toys “R” Us	(55,442)	(62,107)
Net gain on dispositions of wholly-owned and partially-owned assets other than depreciable real estate	(65,527)	(16,936)
Net gain on sale of real estate	(33,769)	(31,614)
Straight-lining of rental income	(47,688)	(35,313)
Amortization of below market leases, net	(15,558)	(9,118)
Net gain from derivative positions, including Sears Holdings, McDonalds and GMH	(65,589)	(82,898)
Minority interest of partially-owned entities	(5,378)	(962)
Loss on early extinguishment of debt and write-off of unamortized financing costs	15,596	—
Distributions of income from partially-owned entities	27,518	31,045
Other non-cash adjustments	3,977	—
Changes in operating assets and liabilities:
Accounts receivable, net	33,047	(49,692)
Accounts payable and accrued expenses	(48,222)	37,980
Other assets	(88,536)	(74,426)
Other liabilities	25,844	9,273
Net cash provided by operating activities	486,838	502,850
Cash Flows from Investing Activities:
Investments in notes and mortgage loans receivable	(361,841)	(280,000)
Acquisitions of real estate and other	(577,399)	(634,933)
Proceeds received on settlement of derivatives (primarily Sears Holdings)	135,028	—
Proceeds from sale of, and return of investment in, marketable securities	157,363	66,820
Additions to existing real estate	(139,751)	(71,332)
Development costs and construction in progress	(156,051)	(106,814)
Proceeds from sale of real estate	110,388	126,584
Investments in partially-owned entities	(112,729)	(944,653)
Purchases of marketable securities	(83,698)	(225,647)
Distributions of capital from partially-owned entities	108,779	179,483
Proceeds received upon repayment of notes and mortgage loans receivable	169,746	375,000
Cash restricted, including mortgage escrows	2,527	46,491
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(21,676)	(15,058)
Net cash used in investing activities	(769,314)	(1,484,059)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Nine Months Ended September 30,
	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	1,807,091	890,000
Repayments of borrowings	(802,785)	(202,563)
Distributions to Class A unitholders	(375,576)	(340,150)
Distributions to preferred unitholders	(61,787)	(78,950)
Debt issuance costs	(15,166)	(8,495)
Exercise of Vornado share options	9,510	46,123
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(174,254)	—
Redemption of perpetual preferred units	(45,000)	(782,000)
Proceeds from issuance of preferred units	43,862	471,673
Distributions to minority partners of Americold Realty Trust	(11,041)	—
Proceeds from issuance of Class A units	—	780,750
Net cash provided by financing activities	374,854	776,388
Net increase (decrease) in cash and cash equivalents	92,378	(204,821)
Cash and cash equivalents at beginning of period	294,504	599,282
Cash and cash equivalents at end of period	$386,882	$394,461

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $16,014 and $11,613)	$321,676	$242,238

Non-Cash Transactions:
Financing assumed in acquisitions	$283,695	$81,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	174,254	—
Mortgage notes payable legally defeased	163,620	—
Unrealized net gain on securities available for sale	22,089	89,752

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”), is the sole general partner of, and owned approximately 89.7% of the common limited partnership interest in, the Operating Partnership at September 30, 2006. All references to “our,” “we,” “us,” and the “Company” refer to the Operating Partnership and its consolidated subsidiaries.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Operating Partnership, as well as certain partially-owned entities in which we own more than 50% unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-05. All significant inter-company amounts have been eliminated. Equity interests in partially-owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially-owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially-owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

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

On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. We adopted SFAS No. 123R on the modified prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS NO. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. This adoption had no effect on our consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS No. 133 and No. 140 (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We believe the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

BNA Complex

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Arlington, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for use as its corporate headquarters, subject to the buildout of the building to agreed-upon specifications. Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington D.C.’s West End between Georgetown and the Central Business District. We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000. We will pay BNA $111,000,000 for the three building complex. One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums. These transactions are expected to close in the second half of 2007.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan. The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site. As of September 30, 2006, $47,708,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (7.13% at September 30, 2006) and matures in March 2009 with a one-year extension option. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield. We account for this investment on the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions and Dispositions - continued

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC. The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity. We plan to redevelop this property into a 226,000 square foot Class A office building at a cost of approximately $80,000,000. We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

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

Refrigerated Warehouses

On August 31, 2006, a subsidiary of Americold Realty Trust (“Americold”) entered into a definitive agreement to acquire from ConAgra Foods, Inc. (“ConAgra Foods”) four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price, including closing costs, is approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the recording of a capital lease obligation for the fifth facility. On October 10, 2006, a subsidiary of Americold assumed the leasehold on the fifth facility and the related capital lease obligation. Americold expects to complete the balance of this acquisition in the first quarter of 2007.

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 44 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. These properties, of which 18 are owned in fee, 8 are ground leased and 11 are space leased, aggregate 1.5 million square feet and are primarily located in seven east coast states, Texas and California. Of these properties, 25 are leased or subleased to other retailers and 12 are currently vacant. All of these stores were part of the store closing program announced by Toys “R” Us in January 2006.

We expect to purchase six of the remaining stores by the end of the first quarter of 2007, subject to landlords’ consent, where applicable, and customary closing conditions. The seventh store we agreed to purchase was sold by Toys “R” Us to a third party.

Our 32.9% share of Toys “R” Us (“Toys”) net gain on this transaction will be recorded as an adjustment to the basis of our investment in Toys and will not be recorded as income.

Filene’s, Boston, Massachusetts

On October 13, 2006, we entered into a 50/50 joint venture with Gale International, LLC to acquire and redevelop the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts which we had agreed to purchase from Federated Department Stores, Inc. The purchase price is approximately $100,000,000 in cash. Current plans for the development include over 1,200,000 square feet, consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. The purchase is expected to close in the first quarter of 2007, subject to customary closing conditions.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Acquisitions and Dispositions - continued

Other

In addition to the acquisitions described above, during 2006 we completed $288,739,000 of other real estate acquisitions and investments in 12 separate transactions, comprised of $274,239,000 in cash and $14,500,000 of existing mortgage debt.

Dispositions:

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Derivative Instruments and Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheets and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the partners’ capital section of our consolidated balance sheet and not recognized in income. At September 30, 2006, based on McDonalds’ closing stock price of $39.12 per share, $4,736,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

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

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49. In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08. As of September 30, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000. For the three and nine months ended September 30, 2006, we recognized net gains of $68,796,000 and $60,581,000, respectively, representing the mark-to-market of the shares in the derivative to $39.12 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain recognized from inception of this investment through September 30, 2006 is $77,635,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000, representing the difference between the tender price, and our carrying amount of $8.29 per share. The net gain is reflected as a component of “net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate” on our consolidated statement of income. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities

The carrying amount of our investments in partially-owned entities and income (loss) recognized from such investments are as follows:

Investments:

(Amounts in thousands)	As of September 30, 2006	As of December 31, 2005
Toys “R” Us, Inc. (“Toys”) (see page 19)	$343,135	$425,830
H Street Building Corporation (“H Street”) non-consolidated subsidiaries (1)	$204,940	$196,563
Newkirk Master Limited Partnership (“Newkirk MLP”)	183,692	172,488
Alexander’s Inc. (“Alexander’s”) (see page 20)	106,089	105,241
GMH Communities L.P. (“GMH”) (see page 20)	106,571	90,103
Beverly Connection (2)	81,274	103,251
Other	383,032	276,377
	$1,065,598	$944,023

Equity in Net Income (Loss): (Amounts in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Toys:	2006	2005		2006	2005
32.9% share of equity in net loss (3)	$(41,720)	$(1,977)		$(3,614)	$(1,977)
Interest and other income	1,021	1,447		7,791	1,447
	$(40,699)	$(530)		$4,177	$(530)
Alexander’s:
33% share of:
Equity in net income before net gain on sale of condominiums and stock appreciation rights compensation expense	$4,580	$3,129		$13,176	$10,823
Net gain on sale of condominiums	—	1,960		4,580	28,134
Stock appreciation rights compensation expense	(10,797)	(5,961)		(18,356)	(15,428)
Equity in net (loss) income	(6,217)	(872)		(600)	23,529
Management and leasing fees	2,471	2,355		7,604	6,713
Development and guarantee fees	160	1,615		565	5,851
Interest income	—	601		—	6,022
	$(3,586)	$3,699		$7,569	$42,115
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income (loss)	$13,574 (4)	$(970	) (4)	$22,089 (5)	$7,174 (5)
Interest and other income	30	(334)		88	923
	13,604	(1,304)		22,177	8,097
H Street:
50% share of equity in income (1)	4,065	—		8,376	—
Beverly Connection:
50% share of equity in net loss	(1,844)	(1,120)		(7,867)	(2,611)
Interest and fee income	2,862	1,855		9,199	4,877
	1,018	735		1,332	2,266
GMH:
13.5% in 2006 and 11.84% in 2005 share of equity in net income	15	495		15	995

Other	4,308	4,776	(6)	11,796	9,164 (6)
	$23,010	$4,702		$43,696	$20,522

_________________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities - continued

Notes to preceding tabular information:

(Amounts in thousands)

(1)

We account for our investment in H Street partially owned entities on the equity method on a one-quarter lag basis. Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the three and nine months ended September 30, 2006, based on the financial information provided to us, we recognized equity in net income of $4,065 and $8,376, respectively, from these entities, of which $1,083 and $3,890, respectively, represents our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(2)

In connection with our preferred equity investment to this venture, we provided the venture with a $59,500 first mortgage loan, which bore interest at 10% through its scheduled maturity in February 2006. On February 11, 2006, $35,000 of our loan to the venture was converted to additional preferred equity on the same terms as our existing preferred equity and the maturity date of the loan was extended. On June 30, 2006, the venture completed a $100,000 refinancing and repaid to us the remaining $24,500 balance of the loan. The venture’s new loan bears interest at LIBOR (capped at 5.5%) plus 2.20% (7.52% as of September 30, 2006) and matures in July 2008 with 3 one-year extension options.

(3)

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis.

(4)

The three months ended September 30, 2006 includes $10,842 for our share of net gains on sale of real estate. The three months ended September 30, 2005 includes (i) $7,992 for our share of Newkirk MLP’s losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $2,586 for our share of impairment losses, partially offset by (iii) $3,509 for our share of net gains on sale of real estate.

(5)

The nine months ended September 30, 2006 includes $10,842 for our share of net gains on sale of real estate. The nine months ended September 30, 2005 includes (i) $7,992 for our share of Newkirk MLP’s losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for our share of impairment losses, partially offset by (iii) $3,723 for our share of net gains on sale of real estate.

(6)	Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities - continued

Below is a summary of the debt of partially-owned entities as of September 30, 2006 and December 31, 2005, none of which is guaranteed by us.

	100% of Partially-Owned Entities Debt
(Amounts in thousands)	September 30, 2006	December 31, 2005
Toys (32.9% interest):
$1.3 billion senior credit facility, due 2008, LIBOR plus 3.00% (8.33% at September 30, 2006)	$1,300,000	$—
$1.9 billion bridge loan, due 2012, LIBOR plus 5.25%	—	1,900,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.67% at September 30, 2006)	800,000	—
Mortgage loan, due 2007, LIBOR plus 1.30% (6.63% at September 30, 2006)	800,000	800,000
Senior U.K. real estate facility, due 2013, 4.56% plus 0.28% to 1.50% (5.02% at September 30, 2006)	663,000	—
7.625% bonds, due 2011 (Face value – $500,000)	476,000	475,000
7.875% senior notes, due 2013 (Face value – $400,000)	368,000	366,000
7.375% senior notes, due 2018 (Face value – $400,000)	327,000	324,000
Toys “R” Us - Japan short-term borrowings, 2006, tiered rates (weighted-average rate 0.39% at September 30, 2006)	316,000	—
6.875% bonds, due 2006 (Face value – $250,000)	250,000	253,000
$200 million asset sale facility, due 2008, LIBOR plus 3.00% - 4.00% (8.39% at September 30, 2006)	200,000	—
8.750% debentures, due 2021 (Face value – $200,000)	193,000	193,000
Spanish real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at September 30, 2006)	172,000	—
Toys “R” Us - Japan bank loans, due 2010-2014, 1.20%-2.80%	165,000	—
$1.0 billion senior facility, due 2006-2011, LIBOR plus 1.50% (6.11% at September 30, 2006)	157,000	1,035,000
Junior U.K. real estate facility, due 2013, LIBOR plus 2.25% (6.81% at September 30, 2006)	116,000	—
French real estate facility, due 2013, 1.50% plus EURIBOR (4.51% at September 30, 2006)	83,000	—
Note at an effective cost of 2.23% due in semi-annual installments through 2008	64,000	82,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.75%-3.75% (6.60% at September 30, 2006)	434,000	1,160,000
Other	15,000	32,000
	6,899,000	6,620,000
Alexander’s (33% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	395,558	400,000
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	208,017	210,539
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	80,342	80,926
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,071,917	1,079,465
Newkirk MLP (15.8% interest in 2006 and 22.5% interest in 2005): Portion of first mortgages collateralized by the partnership’s real estate, due from 2006 to 2024, with a weighted average interest rate of 6.77% at September 30, 2006 (various prepayment terms)	856,884	742,879

GMH (13.5% interest in 2006 and 11.84% interest in 2005): Mortgage notes payable, collateralized by 57 properties, due from 2007 to 2015, with a weighted average interest rate of 5.34% (various prepayment terms)	889,415	688,412

H Street (50% interest): Mortgage notes payable, collateralized by 6 properties, due from 2006 to 2029 with a weighted average interest rate of 6.88% at September 30, 2006	341,174	—

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities - continued

(Amounts in thousands)	100% of Partially-Owned Entities Debt
Partially-Owned Office Buildings:	September 30, 2006	December 31, 2005
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.62% at September 30, 2006 (various prepayment terms)	$145,880	$166,460
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	65,450	66,235
330 Madison Avenue (25% interest) mortgage note payable, due in April 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	22,243	22,484
Rosslyn Plaza (46% interest) mortgage note payable, due in November 2007, with interest at 7.28% (prepayable without penalty)	57,578	58,120
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	—

Verde Realty Master Limited Partnership (6.39% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2025, with a weighted average interest rate of 5.61% at September 30, 2006 (various prepayment terms)	221,944	176,345

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2006 to 2015, with a weighted average interest rate of 5.62% at September 30, 2006 (various prepayment terms)	188,227	159,573

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option and interest at 7.13% (LIBOR plus 1.75%)	47,708	—

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in March 2008 and July 2008, with a weighted average interest rate of 10.02%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	69,003

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2013, with a weighted average interest rate of 9.12% at September 30, 2006 (various prepayment terms)	43,354	40,239

478-486 Broadway (50% interest) mortgage note payable, due October 2007, with interest at 8.53% (LIBOR plus 3.15%) (prepayable with yield maintenance)	20,000	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in May 2009, with interest at 7.03%	14,836	15,067

Orleans Hubbard Garage (50% interest) mortgage note payable, due in March 2009, with interest at 7.03%	9,308	9,455

Other	26,305	24,426

Based on our ownership interest in the partially-owned entities above, our pro rata share of the debt of these partially-owned entities was $3,286,180,000 and $3,002,346,000 as of September 30, 2006 and December 31, 2005, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In the first quarter of 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program. Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $33,000,000 was recorded in Toys’ first quarter ending April 29, 2006. Our 32.9% share of the $127,000,000 charge is $42,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

On July 19, 2006, Toys completed a financing, consisting of an $804,000,000, six-year term loan bearing interest at LIBOR plus 4.25% (9.6% at September 30, 2006) and a $200,000,000, two-year term loan bearing interest at an initial rate of LIBOR plus 3.00% (8.39% at September 30, 2006) for the first three months (increasing to 3.50% for the next three months and then to 4.00% for the remainder of the term). The proceeds from these loans were used to repay Toys’ $973,000,000 bridge loan, including the $76,816,000 balance due to us.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three and nine months ended September 30, 2005 (including Toys’ results for the three and nine months ended July 30, 2005) as if the above transaction occurred on February 1, 2004. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per unit amounts)	Actual	Pro Forma	Actual	Pro Forma
	2006	2005	2006	2005
Revenues	$678,474	$653,464	$1,988,843	$1,840,188
Net income	147,770	21,938	503,696	518,509
Preferred unit distributions	(22,332)	(51,727)	(62,546)	(106,532)
Net income (loss) applicable to Class A units	$125,438	$(29,789)	$441,150	$411,977
Net income (loss) per Class A unit – basic	$0.80	$(0.20)	$2.82	$2.79
Net income (loss) per Class A unit – diluted	$0.76	$(0.19)	$2.68	$2.62

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Investments in Partially-Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX):

We own 33% of the outstanding common stock of Alexander’s at September 30, 2006. As of September 30, 2006, the market value of our investment in Alexander’s was $513,175,000, based on Alexander’s September 30, 2006 closing share price of $310.25. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. In addition, we provide property management services for the common area of 731 Lexington Avenue for an annual fee of $220,000, escalating at 3% per annum.

As of September 30, 2006, Alexander’s owed us $34,967,000 for fees under the above agreements.

GMH Communities L.P. (“GMH”)

As of September 30, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH. As of September 30, 2006, the market value of our investment in GMH and GCT was $124,372,000, based on GCT’s September 30, 2006 closing share price of $12.62.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. GMH’s earnings for their fourth quarter of 2005 and first quarter of 2006 were not available in time to be recorded in our financial results for the second quarter of 2006. Accordingly, our earnings for the three and nine months ended September 30, 2006 include equity in net income of $15,000, which consists of (i) a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005, and (ii) $109,000 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

On May 2, 2006, the date our GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants. For the nine months ended September 30, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on December 31, 2005. From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,352,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Mervyn’s Loans

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash. The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.16% at September 30, 2006).

LNR Loans

In 2005 we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan. We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively. On July 12, 2006, the remaining $40,542,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which was recognized as “interest and other investment income” in the three months ended September 30, 2006.

Tharaldson Lodging Companies Loan

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn, and Courtyard by Marriott. The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (9.62% at September 30, 2006).

Drake Hotel Loan

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash. The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.32% at September 30, 2006).

280 Park Avenue Loan

On June 30, 2006, we made a $73,750,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Street in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000,000 of equity and interest reserves.

Sheffield Loan

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which was recognized as “interest and other investment income” in the three months ended September 30, 2006.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Notes and Mortgage Loans Receivable - continued

Fortress Loan

On August 2, 2006, we purchased bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds owned by Fortress Investment Group LLC and are secured by $3.8 billion of publicly traded equity securities. The loans mature in June 2007 with an automatic extension to December 2007 and bear interest at LIBOR plus 3.50% (8.82% at September 30, 2006).

8.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of September 30, 2006 and December 31, 2005.

(Amounts in thousands)	September 30, 2006	December 31, 2005
Identified intangible assets (included in other assets):
Gross amount	$303,624	$266,268
Accumulated amortization	(92,969)	(73,893)
Net	$210,655	$192,375

Goodwill (included in other assets):
Gross amount	$10,384	$11,122

Identified intangible liabilities (included in deferred credit):
Gross amount	$304,643	$217,640
Accumulated amortization	(85,760)	(66,748)
Net	$218,883	$150,892

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $7,087,000 and $15,558,000 for the three and nine months ended September 30, 2006 and $3,471,000 and $9,145,000 for the three and nine months ended September 30, 2005. The estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2007	$15,760
2008	14,878
2009	13,610
2010	11,118
2011	11,535

The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2007	$19,903
2008	18,733
2009	17,560
2010	16,180
2011	14,280

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	September 30, 2006	September 30, 2006	December 31, 2005
Fixed Interest:
Office:
New York:
888 Seventh Avenue	01/16	5.71%	$318,554	$318,554
770 Broadway (1)	03/16	5.65%	353,000	—
Two Penn Plaza	02/11	4.97%	297,510	300,000
909 Third Avenue	04/15	5.64%	221,058	223,193
Eleven Penn Plaza	12/14	5.20%	214,429	216,795
866 UN Plaza	05/07	8.39%	45,825	46,854
Washington, DC:
Crystal Park 1-5 (2)	08/07-08/13	6.66%-7.08%	202,206	249,212
Crystal Gateway 1-4, Crystal Square 5	07/12-01/25	6.75%-7.09%	208,279	210,849
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	136,993	138,990
Warner Building (3)	05/16	6.26%	292,700	137,236
Bowen Building (4)	06/16	6.14%	115,022	—
Skyline Place (5)	08/06-12/09	6.60%-6.87%	94,298	128,732
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	91,633	92,862
Courthouse Plaza 1 and 2	01/08	7.05%	74,812	75,970
Crystal Gateway N. and Arlington Plaza	11/07	6.77%	52,901	57,078
One Skyline Tower	06/08	7.12%	61,858	62,724
Crystal Malls 1-4	12/11	6.91%	44,362	49,214
1750 Pennsylvania Avenue	06/12	7.26%	47,948	48,358
Retail:
Cross-collateralized mortgages payable on 42 shopping centers	03/10	7.93%	464,859	469,842
Green Acres Mall	02/08	6.75%	141,131	143,250
Broadway Mall	07/13	6.42%	93,885	94,783
Westbury Retail Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	63,706	64,589
Montehiedra Town Center (6)	06/16	6.04%	120,000	57,095
Forest Plaza	05/09	4.00%	19,450	20,094
Rockville Town Center	12/10	5.52%	14,966	15,207
Lodi Shopping Center	06/14	5.12%	11,615	11,890
386 West Broadway	05/13	5.09%	4,848	4,951
Springfield Mall	04/13	5.45%	195,050	—
Springfield Mall - present value of purchase option	11/12	5.45%	75,912	—
Merchandise Mart:
Boston Design Center	09/15	5.02%	72,000	72,000
Washington Design Center	11/11	6.95%	46,485	46,932
High Point (7)	08/16	6.11%	195,000	—
Market Square (7)	N/A	N/A	—	43,781
Furniture Plaza (7)	N/A	N/A	—	43,027
Other (7)	N/A	N/A	—	17,831
Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 55 properties	05/08	6.89%	457,277	469,903
Other:
Industrial Warehouses	10/11	6.95%	47,358	47,803
Total Fixed Interest Notes and Mortgages Payable		6.32%	5,069,930	4,152,599

_______________________

See notes on page 25.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	September 30, 2006	September 30, 2006	December 31, 2005
Variable Interest:
Office:
New York:
770 Broadway (1)	N/A	N/A	N/A	$—	$170,000
Washington, DC:
Bowen Building (4)	N/A	N/A	N/A	—	62,099
Commerce Executive III, IV and V	07/07	L+70	6.03%	32,240	32,690
Commerce Executive III, IV and V B	07/07	L+70	6.03%	18,433	18,433
1925 K Street	04/07	L+145	6.78%	19,506	—
Warner Building $32 million line of credit (3)	N/A	N/A	N/A	—	12,717

Temperature Controlled Logistics:
Cross-collateralized mortgages payable on 27 properties (8)	06/07	L+125	6.50%	430,000	245,208

Other:
220 Central Park South (9)	10/06	L+350	8.87%	95,000	90,732
Other	03/07		6.38%	29,989	9,933

Total Variable Interest Notes and Mortgages Payable			6.82%	625,168	641,812
Total Notes and Mortgages Payable			6.38%	$5,695,098	$4,794,411

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (accreted carrying amount of $499,508 and $499,786)	06/07	L+77	6.14%	$497,977	$499,445
Senior unsecured notes due 2009	08/09		4.50%	248,889	249,628
Senior unsecured notes due 2010	12/10		4.75%	199,199	199,816
Senior unsecured notes due 2011 (10)	02/11		5.60%	249,797	—
Total senior unsecured notes			5.45%	$1,195,862	$948,889

Exchangeable senior debentures due 2025	04/25		3.88%	$491,500	$490,750

$1 billion unsecured revolving credit facility ($19,746 reserved for outstanding letters of credit) (11)	06/10	L+55	5.87%	$—	$—

AmeriCold $30 million secured revolving credit facility ($17,000 reserved for outstanding letters of credit)	10/08	Prime	8.25%	$—	$9,076

Mortgage Note Payable related to discontinued operations:
1919 South Eads Street				$—	$11,757

_______________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

Notes to preceding tabular information:

(Amounts in thousands)

(1)

On February 9, 2006, we completed a $353,000 refinancing of our 770 Broadway property. The loan bears interest at 5.65% and matures in March 2016. We realized net proceeds of $173,000 after repaying the existing floating rate loan and closing costs.

(2)	On April 3, 2006 we repaid the $43,496 balance of the Crystal Park 5 mortgage.

(3)

On May 5, 2006, we repaid the existing debt on the Warner Building and completed a 10-year interest-only refinancing of $292,700. The loan bears interest at 6.26% and matures in May 2016. We realized net proceeds of $133,000 after repaying the existing loan, closing costs and a prepayment penalty of $9,818. As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition. Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

(4)

On May 23, 2006 we completed a $115,000 refinancing of the Bowen Building. This interest-only loan bears interest at 6.14% and matures in June 2016. We realized net proceeds of $51,600 after repaying the existing floating rate loan and closing costs.

(5)	On August 1, 2006 we repaid the $31,980 balance of the One and Two Skyline Place mortgages.

(6)

On June 9, 2006, we completed a $120,000 refinancing of the Montehiedra Town Center. The loan bears interest at 6.04% and matures in June 2016. We realized net proceeds of $59,000 after defeasing the existing loan and closing costs. As a result of the defeasance of the existing loan, we incurred a net loss on the early extinguishment of debt of approximately $2,498, which was included in “interest and debt expense” in the second quarter of 2006.

(7)

On August 11, 2006, we completed $195,000 of a $220,000 refinancing of the High Point Complex. The remaining $25,000 was completed on October 4, 2006. The loan bears interest at 6.34% and matures in August 2016. We realized net proceeds of approximately $108,500 after defeasing the existing loans, and closing costs. As a result of the defeasance of the existing loans, we incurred an $8,548 net loss on the early extinguishment of debt, which is included in “interest and debt expense” in the third quarter of 2006.

(8)

On June 9, 2006, AmeriCold completed a $400,000, one-year, interest-only financing, collateralized by 21 owned and six leased temperature-controlled warehouses. On September 8, 2006, an amendment was executed increasing the amount of the loan to $430,000. Of this loan, $243,000 was drawn on June 30, 2006 to repay the existing mortgage on the same facilities and the remaining $187,000 was drawn on September 27, 2006 and will be used primarily to fund the purchase of the 4 ConAgra Foods refrigerated warehouses. The initial interest rate on the loan was LIBOR plus 0.60% and increased to LIBOR plus 1.25% when the remaining balance was drawn, subject to a 6.50% interest rate cap. In connection with the refinancing, AmeriCold wrote off $4,000 of deferred financing costs associated with the old loan, of which our share is $1,920, and was included in “interest and debt expense” in the second quarter of 2006.

(9)	On August 31, 2006, we extended the 220 Central Park South mortgage and anticipate completing a refinancing in the fourth quarter of 2006.

(10)

On February 16, 2006, we completed a public offering of $250,000 aggregate principal amount of 5.6% senior unsecured notes due February 15, 2011. Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006. The notes were priced at 99.906% of their face amount to yield 5.622%.

(11)

On June 28, 2006, we entered into a $1 billion unsecured revolving credit facility, which replaced our previous $600,000 unsecured revolving credit facility, which was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of September 30, 2006).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

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

10.	Partners’ Capital

On May 2, 2006, we sold 1,400,000 perpetual 6.875% Series D-15 Cumulative Redeemable Preferred Units, at a price of $25.00 per share. On August 17, 2006 we sold an additional 400,000 Series D-15 Units at a price of $25.00 per share, for a combined total of 1,800,000 Series D-15 units and net proceeds of $43,875,000. We may redeem the Series D-15 Units at a price of $25.00 per share after May 2, 2011.

On September 21, 2006, we redeemed the 8.25% Series D-9 Cumulative Redeemable Preferred Units at a redemption price of $25.00 per unit, or an aggregate of $45,000,000 plus accrued distributions. In connection with the redemption, we wrote-off $1,125,000 of issuance costs in the third quarter.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Tenant cleaning fees	$8,818	$7,998	$24,471	$23,220
Management and leasing fees	2,651	2,532	7,833	10,613
Lease termination fees	7,522	6,553	17,911	24,732
Other income	9,030	3,564	21,052	13,487
	$28,021	$20,647	$71,267	$72,052

Fee and other income above includes management fee income from Interstate Properties, a related party, of $223,000 and $212,000 in the three months ended September 30, 2006 and 2005, respectively, and $605,000 and $594,000 in the nine month period ended September 30, 2006 and 2005, respectively. The above table excludes fee income from partially-owned entities, which is included in income from partially-owned entities (see Note 6 – Investments in Partially-Owned Entities).

12.	Discontinued Operations

The following table sets forth the assets and liabilities related to discontinued operations at September 30, 2006 and December 31, 2005, which consist primarily of the net book value of real estate of properties available for sale.

	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Vineland, New Jersey	$908	$908	$—	$—
33 North Dearborn Street, Chicago, IL (sold on March 14, 2006)	—	43,148	—	1,050
1919 South Eads Street, Arlington, VA (sold on June 22, 2006)	—	20,435	—	11,781
424 Sixth Avenue, New York City (sold on March 13, 2006)	—	11,870	—	—
	$908	$76,361	$—	$12,831

The following table sets forth the combined results of operations related to discontinued operations for the three and nine months ended September 30, 2006 and 2005.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$61	$3,494	$2,457	$12,667
Expenses	52	2,265	2,720	8,436
Net income (loss)	9	1,229	(263)	4,231
Net gain on sale of 1919 South Eads Street	—	—	17,609	—
Net gain on sale of 424 Sixth Avenue	—	—	9,218	—
Net gain on sale of 33 North Dearborn Street	—	—	4,835	—
Net gain on sale of 400 North LaSalle	—	—	—	31,614
Net gain on disposition of other real estate	—	—	2,107	—
Income from discontinued operations	$9	$1,229	$33,506	$35,845

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and potentially dilutive unit equivalents. Potentially dilutive unit equivalents include our convertible preferred units, Vornado share options and restricted share awards, and exchangeable senior debentures due 2025.

(Amounts in thousands, except per unit amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$147,761	$68,070	$470,190	$499,218
Income from discontinued operations	9	1,229	33,506	35,845
Net income	147,770	69,299	503,696	535,063
Preferred unit distributions	(22,332)	(51,727)	(62,546)	(106,532)
Numerator for basic income per Class A unit – net income applicable to Class A units	125,438	17,572	441,150	428,531
Impact of assumed conversions:
Convertible preferred unit distributions	124	—	3,503	3,742
Exchangeable senior debentures	—	—	—	5,578
Numerator for diluted income per Class A unit – net income applicable to Class A units	$125,562	$17,572	$444,653	$437,851

Denominator:
Denominator for basic income per Class A unit – weighted average Class A units	156,613	151,777	156,475	147,827
Effect of dilutive securities:
Vornado stock options and restricted share awards	8,277	7,359	7,935	6,784
Convertible preferred units	238		1,578	1,890
Exchangeable senior debentures	—	—	—	3,713
Denominator for diluted income per Class A unit – adjusted weighted average Class A units and assumed conversions	165,128	159,136	165,988	160,214
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.80	$0.11	$2.61	$2.66
Income from discontinued operations	—	0.01	0.21	0.24
Net income per Class A unit	$0.80	$0.12	$2.82	$2.90

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.76	$0.10	$2.48	$2.51
Income from discontinued operations	—	0.01	0.20	0.22
Net income per Class A unit	$0.76	$0.11	$2.68	$2.73

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Comprehensive Income

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$147,770	$69,299	$503,696	$535,063
Other comprehensive income (loss)	19,533	30,340	(18,727)	52,066
Comprehensive income	$167,303	$99,639	$484,969	$587,129

Substantially all of other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 relates to income from the mark-to-market of marketable equity securities classified as available-for-sale. Included in other comprehensive loss for the nine months ended September 30, 2006 is the reversal into earnings of previously recorded appreciation of $55,490,000 on the Sears Canada common shares which were sold on April 3, 2006.

15.	Stock-based Compensation

On January 1, 2003, we began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2003, over the applicable vesting period as a component of general and administrative expenses on our consolidated statements of income. In the three months ended September 30, 2006 and 2005, we recognized $3,245,000 and $1,142,000 of stock-based compensation expense, respectively, and in the nine months ended September 30, 2006 and 2005 we recognized $7,018,000 and $3,344,000 of stock-based compensation expense, respectively.

For stock-based compensation awards granted prior to 2003, we used the intrinsic value method of accounting. Under this method, no stock-based compensation expense was recognized, as the exercise price equaled the closing share price of our stock on the date of each grant. Because Vornado stock option awards granted prior to 2003 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis would have been expensed during 2003, 2004 and 2005. Accordingly, our net income applicable to Class A units would remain the same on a pro forma basis for the three and nine months ended September 30, 2006, and would have been reduced by $95,000 and $284,000 for the three and nine months ended September 30, 2005, respectively, with no change in basic or diluted net income per Class A unit.

Amendment to Vornado’s 2002 Omnibus Share Plan

On March 17, 2006, Vornado’s Board of Trustees (the “Board”) approved an amendment to Vornado’s 2002 Omnibus Share Plan (the “Plan”) to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”) of the Operating Partnership. OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan. OP Units may be converted into the Operating Partnership’s Class A common units and, consequently, become convertible by the holder on a one-for-one basis for Vornado’s common shares or the cash value of such shares at our election. On April 25, 2006, the Compensation Committee granted a total of 49,851 restricted OP Units to certain officers of the Company. These awards vest ratably over five years. The fair value of these awards on the date of grant, as adjusted for estimated forfeitures, was approximately $3,500,000 and will be amortized into expense over the five-year vesting period using a graded vesting attribution model.

2006 Out-Performance Plan

On March 17, 2006, the Board approved the terms of the Vornado Realty Trust 2006 Out-Performance Plan (the “2006 Out-Performance Plan”), a long-term incentive compensation program. The purpose of the 2006 Out-Performance Plan is to further align the interests of our shareholders and management by encouraging our senior officers and employees to create shareholder value in a “pay-for-performance” structure.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Stock-based Compensation - continued

Under the 2006 Out-Performance Plan, award recipients will share in a performance pool if Vornado’s total return to shareholders over the three-year period from March 15, 2006 through March 14, 2009 exceeds a cumulative 30%, including both share appreciation and dividends paid, from a price per share of $89.17 (the average closing price per common share for the 30 trading days prior to March 15, 2006). The size of the pool will be 10% of the out-performance return amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $100,000,000. A portion of the performance pool can be earned during the first and second years, up to a cumulative maximum of $20,000,000 and $40,000,000, respectively, based on a minimum total return to shareholders benchmark of 10% and 20%, respectively. In the event the potential performance pool reaches the $20,000,000 dilution cap before March 14, 2007, the $40,000,000 dilution cap before March 14, 2008, or the $100,000,000 dilution cap before March 14, 2009, and remains at the applicable level or higher for 30 consecutive days, the applicable performance period will end early and the applicable pool will be established on the last day of such 30-day period. Each award will be designated as a specified percentage of the potential performance pool. Awards will be made in the form of a new class of Operating Partnership units (“OPP Units”) that, subject to performance, time vesting and other conditions, are convertible by the holder into an equivalent number of the Operating Partnership’s Class A units, which are redeemable by the holder for Vornado common shares on a one-for-one basis or the cash value of such shares, at our election. The OPP Units are issued prior to the determination of the performance pool and are subject to forfeiture to the extent that less than the total award is earned. All awards earned will vest 33.3% on each of March 15, 2009, 2010 and 2011 based on continued employment. The 2006 Out-Performance Plan provides that if a performance pool is established, each award recipient will be entitled to an amount equal to the distributions that would have been paid on the earned OPP Units since the beginning of the performance period, payable in the form of additional OPP Units. OPP Units, both vested and unvested, which award recipients have earned based on the establishment of a performance pool, whether at the end of year one, two or three, will be entitled to receive distributions in an amount per unit equal to the distributions payable on a Class A unit.

On April 25, 2006, our Compensation Committee approved 2006 Out-Performance Plan awards to a total of 54 officers of the Company, which aggregated 91% of the total Out-Performance Plan. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $27,447,000 and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. On August 26, 2006, the first-year $20,000,000 maximum dilution cap was established under the terms of the plan, as described above.

16.	Commitments and Contingencies

At September 30, 2006, our $1 billion revolving credit facility, which expires in June 2010, had a zero outstanding balance and $19,746,000 was reserved for outstanding letters of credit. This facility contains financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At September 30, 2006, Americold’s $30,000,000 revolving credit facility had a zero outstanding balance and $17,000,000 was reserved for outstanding letters of credit. This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Both of these facilities contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We have made acquisitions and investments in partially-owned entities for which we are committed to fund additional capital aggregating $75,227,000. Of this amount, $25,000,000 relates to Springfield Mall capital expenditures to be funded over the next six years.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of September 30, 2006, we have funded $217,000 of this commitment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.	Commitments and Contingencies - continued

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $34,750,000 and $177,650,000 of cash invested in these agreements at September 30, 2006 and December 31, 2005, respectively.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

Litigation

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties have appealed the Court’s decision and oral argument is expected to occur during November 2006. We intend to pursue our claims against Stop & Shop vigorously.

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. These legal actions are currently in the discovery stage. The Company believes that the actions filed against the Company are without merit and that the Company will ultimately be successful in defending against them.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flow.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Retirement Plans

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$122	$325	$365	$975
Interest cost	1,230	1,238	3,690	3,714
Expected return on plan assets	(1,474)	(1,346)	(4,422)	(4,037)
Amortization of net loss	125	52	306	155
Net periodic benefit cost	$3	$269	$(61)	$807

Employer Contributions

We made contributions of $6,388,000 and $3,701,000 to the plans during the nine months ended September 30, 2006 and 2005, respectively. We anticipate additional contributions of $274,000 to the plans during the remainder of 2006.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2006 and 2005.

(Amounts in thousands)	For the Three Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$366,981	$122,743	$100,483	$65,106	$56,079	$—	$—	$22,570
Straight-line rents:
Contractual rent increases	11,283	1,281	6,334	2,399	1,387	—	—	(118)
Amortization of free rent	6,223	1,002	3,000	1,595	626	—	—	—
Amortization of acquired below- market leases, net	7,087	66	1,074	5,451	5	—	—	491
Total rentals	391,574	125,092	110,891	74,551	58,097	—	—	22,943
Temperature Controlled Logistics	190,280	—	—	—	—	190,280	—	—
Tenant expense reimbursements	68,599	29,192	8,845	24,521	5,376	—	—	665
Fee and other income:
Tenant cleaning fees	8,818	11,059	—	—	—	—	—	(2,241)
Management and leasing fees	2,651	330	1,757	464	100	—	—	—
Lease termination fees	7,522	4,752	2,544	—	226	—	—	—
Other	9,030	3,699	3,541	339	1,449	—	—	2
Total revenues	678,474	174,124	127,578	99,875	65,248	190,280	—	21,369
Operating expenses	347,742	80,310	42,161	32,343	27,779	152,277	—	12,872
Depreciation and amortization	102,293	23,199	27,328	14,335	10,682	18,651	—	8,098
General and administrative	52,318	4,387	8,945	5,063	6,865	8,099	—	18,959
Total expenses	502,353	107,896	78,434	51,741	45,326	179,027	—	39,929
Operating income (loss)	176,121	66,228	49,144	48,134	19,922	11,253	—	(18,560)
(Loss) income applicable to Alexander’s	(3,586)	187	—	177	—	—	—	(3,950)
Loss applicable to Toys “R” Us	(40,699)	—	—	—	—	—	(40,699)	—
Income from partially-owned entities	23,010	1,042	4,851	1,805	206	285	—	14,821
Interest and other investment income	98,096	110	382	174	83	793	—	96,554
Interest and debt expense	(115,747)	(20,829)	(26,568)	(17,682)	(12,955)	(14,044)	—	(23,669)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	8,032	—	—	—	—	—	—	8,032
Minority interest of partially-owned entities	2,534	—	—	37	—	2,036	—	461
Income (loss) from continuing operations	147,761	46,738	27,809	32,645	7,256	323	(40,699)	73,689
Income (loss) from discontinued operations	9	—	52	(51)	8	—	—	—
Net income (loss)	147,770	46,738	27,861	32,594	7,264	323	(40,699)	73,689
Interest and debt expense (1)	168,864	21,566	27,774	20,254	13,175	6,682	43,348	36,065
Depreciation and amortization(1)	141,206	24,179	31,235	15,137	10,827	8,900	34,951	15,977
Income tax (benefit) expense (1)	(383)	—	3,087	—	215	106	(4,756)	965
EBITDA	$457,457	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$126,696

Other segment EBITDA includes a $70,687 net gain on mark-to-market of derivative instruments, a $10,842 net gain on sale of real estate, and a $8,032 net gain on sale of marketable equity securities.

_______________________

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2005
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$329,954	$114,917	$91,820	$50,963	$53,488	$—	$—	$18,766
Straight-line rents:
Contractual rent increases	3,821	(441)	1,758	1,726	761	—	—	17
Amortization of free rent	9,408	3,821	2,218	872	2,497	—	—	—
Amortization of acquired below- market leases, net	3,471	—	1,829	1,556	—	—	—	86
Total rentals	346,654	118,297	97,625	55,117	56,746	—	—	18,869
Temperature Controlled Logistics	232,778	—	—	—	—	232,778	—	—
Tenant expense reimbursements	53,385	26,105	5,030	17,719	3,898	—	—	633
Fee and other income:
Tenant cleaning fees	7,998	7,998	—	—	—	—	—	—
Management and leasing fees	2,532	215	2,079	220	18	—	—	—
Lease termination fees	6,553	3,297	140	1,816	1,300	—	—	—
Other	3,564	1,859	435	93	1,176	—	—	1
Total revenues	653,464	157,771	105,309	74,965	63,138	232,778	—	19,503
Operating expenses	351,989	75,442	31,478	21,383	26,098	185,106	—	12,482
Depreciation and amortization	82,029	22,371	19,982	8,351	9,157	18,274	—	3,894
General and administrative	48,051	3,845	6,567	3,698	5,918	12,289	—	15,734
Total expenses	482,069	101,658	58,027	33,432	41,173	215,669	—	32,110
Operating income (loss)	171,395	56,113	47,282	41,533	21,965	17,109	—	(12,607)
Income applicable to Alexander’s	3,699	190	—	176	—	—	—	3,333
Loss applicable to Toys “R” Us	(530)	—	—	—	—	—	(530)	—
Income from partially-owned entities	4,702	830	337	3,654	46	251	—	(416)
Interest and other investment (expense) income	(35,663)	174	260	129	22	592	—	(36,840)
Interest and debt expense	(88,213)	(15,848)	(20,037)	(15,470)	(2,694)	(14,161)	—	(20,003)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	13,448	33	—	—	—	—	—	13,415
Minority interest of partially-owned entities	(768)	—	—	—	12	(850)	—	70
Income (loss) from continuing operations	68,070	41,492	27,842	30,022	19,351	2,941	(530)	(53,048)
Income from discontinued operations	1,229	—	343	221	665	—	—	—
Net income (loss)	69,299	41,492	28,185	30,243	20,016	2,941	(530)	(53,048)
Interest and debt expense (1)	100,355	16,348	20,830	17,178	2,917	6,738	4,613	31,731
Depreciation and amortization(1)	87,455	22,775	20,680	9,370	9,670	8,722	3,295	12,943
Income tax expense (benefit) (1)	1,040	—	634	—	439	847	(989)	109
EBITDA	$258,149	$80,615	$70,329	$56,791	$33,042	$19,248	$6,389	$(8,265)

Other segment EBITDA includes $51,518 of expense from the mark-to-market of derivative instruments.

________________________

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,089,907	$362,560	$303,356	$190,631	$171,924	$—	$—	$61,436
Straight-line rents:
Contractual rent increases	24,534	3,435	10,203	6,484	4,579	—	—	(167)
Amortization of free rent	23,154	4,796	12,623	4,216	1,519	—	—	—
Amortization of acquired below- market leases, net	15,558	44	3,204	9,998	27	—	—	2,285
Total rentals	1,153,153	370,835	329,386	211,329	178,049	—	—	63,554
Temperature Controlled Logistics	573,177	—	—	—	—	573,177	—	—
Tenant expense reimbursements	191,246	77,544	23,201	73,131	15,245	—	—	2,125
Fee and other income:
Tenant cleaning fees	24,471	30,889	—	—	—	—	—	(6,418)
Management and leasing fees	7,833	818	5,687	1,184	144	—	—	—
Lease termination fees	17,911	13,911	2,610	371	1,019	—	—	—
Other	21,052	8,545	6,586	1,290	4,628	—	—	3
Total revenues	1,988,843	502,542	367,470	287,305	199,085	573,177	—	59,264
Operating expenses	999,508	226,443	113,666	92,507	78,698	452,505	—	35,689
Depreciation and amortization	291,478	68,877	82,342	37,149	32,881	53,641	—	16,588
General and administrative	150,745	12,400	25,543	15,280	20,009	28,133	—	49,380
Total expenses	1,441,731	307,720	221,551	144,936	131,588	534,279	—	101,657
Operating income (loss)	547,112	194,822	145,919	142,369	67,497	38,898	—	(42,393)
Income applicable to Alexander’s	7,569	586	—	535	—	—	—	6,448
Income applicable to Toys “R” Us	4,177	—	—	—	—	—	4,177	—
Income from partially-owned entities	43,696	2,852	10,575	4,035	985	1,049	—	24,200
Interest and other investment income	137,194	478	1,075	647	209	2,789	—	131,996
Interest and debt expense	(340,463)	(61,951)	(75,605)	(61,474)	(20,024)	(46,758)	—	(74,651)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	65,527	—	—	—	—	—	—	65,527
Minority interest of partially-owned entities	5,378	—	—	66	4	4,415	—	893
Income from continuing operations	470,190	136,787	81,964	86,178	48,671	393	4,177	112,020
Income from discontinued operations	33,506	—	16,408	9,247	5,744	2,107	—	—
Net income	503,696	136,787	98,372	95,425	54,415	2,500	4,177	112,020
Interest and debt expense (1)	511,103	64,000	82,173	69,710	20,686	22,247	148,797	103,490
Depreciation and amortization(1)	400,014	71,393	92,620	41,703	33,308	25,601	101,637	33,752
Income tax (benefit) expense (1)	(3,287)	—	6,940	—	334	595	(12,312)	1,156
EBITDA	$1,411,526	$272,180	$280,105	$206,838	$108,743	$50,943	$242,299	$250,418

EBITDA includes net gains on sale of real estate of $44,611, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment, $2,107 is included in the Temperature Controlled Logistics segment and $10,842 is included in the Other segment. In addition, Other segment EBITDA includes, a $65,527 net gain on sale of marketable equity securities and a $65,589 net gain on mark-to-market of derivative instruments.

_________________________

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2005
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$977,876	$341,639	$280,350	$146,977	$158,907	$—	$—	$50,003
Straight-line rents:
Contractual rent increases	13,878	4,685	4,001	4,372	767	—	—	53
Amortization of free rent	21,232	9,430	2,817	1,845	7,140	—	—	—
Amortization of acquired below- market leases, net	9,145	—	5,374	3,685	—	—	—	86
Total rentals	1,022,131	355,754	292,542	156,879	166,814	—	—	50,142
Temperature Controlled Logistics	592,894	—	—	—	—	592,894	—	—
Tenant expense reimbursements	153,111	72,441	12,299	54,750	11,575	—	—	2,046
Fee and other income:
Tenant cleaning fees	23,220	23,220	—	—	—	—	—	—
Management and leasing fees	10,613	668	9,180	717	48	—	—	—
Lease termination fees	24,732	6,699	243	2,399	15,391	—	—	—
Other	13,487	5,438	4,215	204	3,629	—	—	1
Total revenues	1,840,188	464,220	318,479	214,949	197,457	592,894	—	52,189
Operating expenses	930,245	208,949	90,659	64,425	69,851	461,384	—	34,977
Depreciation and amortization	242,551	64,327	60,944	23,807	27,686	55,651	—	10,136
General and administrative	134,506	10,492	17,693	11,177	18,346	31,058	—	45,740
Total expenses	1,307,302	283,768	169,296	99,409	115,883	548,093	—	90,853
Operating income (loss)	532,886	180,452	149,183	115,540	81,574	44,801	—	(38,664)
Income applicable to Alexander’s	42,115	379	—	522	—	—	—	41,214
Loss applicable to Toys “R” Us	(530)	—	—	—	—	—	(530)	—
Income from partially-owned entities	20,522	2,123	640	6,950	476	677	—	9,656
Interest and other investment income	135,458	438	657	409	141	1,292	—	132,521
Interest and debt expense	(249,131)	(42,929)	(60,755)	(44,648)	(8,051)	(41,761)	—	(50,987)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	16,936	606	—	896	—	—	—	15,434
Minority interest of partially-owned entities	962	—	—	—	106	786	—	70
Income (loss) from continuing operations	499,218	141,069	89,725	79,669	74,246	5,795	(530)	109,244
Income from discontinued operations	35,845	—	788	492	1,962	—	—	32,603
Net income (loss)	535,063	141,069	90,513	80,161	76,208	5,795	(530)	141,847
Interest and debt expense (1)	275,321	44,422	62,993	50,477	8,724	19,870	4,613	84,222
Depreciation and amortization(1)	243,207	65,642	62,936	26,668	29,258	26,559	3,295	28,849
Income tax expense (benefit) (1)	2,969	—	946	—	1,057	1,466	(989)	489
EBITDA	$1,056,560	$251,133	$217,388	$157,306	$115,247	$53,690	$6,389	$255,407

Other segment EBITDA includes $82,898 of income from derivative instruments and $31,614 for a net gain on sale of real estate.

______________________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information – continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Alexander’s (see page 15)	$3,732	$10,763	$29,238	$60,965
Newkirk Master Limited Partnership (see page 15)	18,067	10,311	34,804	36,383
Hotel Pennsylvania	6,448	5,615	17,007	14,150
GMH Communities L.P. (see page 15)	8,427	2,336	8,427	5,329
Industrial warehouses	1,146	1,354	4,167	4,037
Other investments	4,022	698	10,425	698
	41,842	31,077	104,068	121,562
Corporate general and administrative expenses	(17,795)	(14,706)	(45,796)	(42,617)
Investment income (expense) and other	102,649	(24,636)	192,146	144,848
Net gain on sale of 400 North LaSalle	—	—	—	31,614
	$126,696	$(8,265)	$250,418	$255,407

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2005, and the related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2006 (October 27, 2006 as to the effects of the reclassifications discussed in Note 4), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 7, 2006

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months and nine months ended September 30, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2006.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value. We measure our success in meeting this objective by our total return to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending September 30, 2006:

	Total Return (1)
	Vornado	RMS
One-year	31.3%	26.6%
Three-years	159.9%	100.8%
Five-years	260.0%	172.7%
Ten-years	810.1%	319.7%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

Competition

We compete with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location and quality and breadth of services provided. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. Economic growth has been fostered, in part, by low interest rates, Federal tax cuts, and increases in government spending. To the extent economic growth stalls, we may experience lower occupancy rates, which may lead to lower initial rental rates, higher leasing costs and a corresponding decrease in our net income, funds from operations and cash flow. Alternatively, if economic growth is sustained, we may experience higher occupancy rates leading to higher initial rents and higher interest rates causing an increase in our weighted average cost of capital and a corresponding effect on our net income, funds from operations and cash flow. Our net income and funds from operations will also be affected by the seasonality of Toys’ business and competition from discount and mass merchandisers.

Overview – continued

Quarter Ended September 30, 2006 Financial Results Summary

Net income applicable to Class A units for the quarter ended September 30, 2006 was $125,438,000, or $0.76 per diluted Class A unit, versus $17,752,000, or $0.11 per diluted Class A unit, for the quarter ended September 30, 2005. Net income for the quarter ended September 30, 2006 includes a $40,699,000 net loss from our investment in Toys and $10,842,000 for our share of net gains on sale of real estate. Net income for the three months ended September 30, 2005 includes a $530,000 net loss from our investment in Toys for the period from July 21, 2005 (the date of Toys acquisition) to July 30, 2005 and $3,509,000 for our share of a net gain on sale of real estate. Net income for the quarters ended September 30, 2006 and 2005 also include certain other items that affect comparability which are listed in the table on page 43. The aggregate of these items, the net gains on sales of real estate and our share of Toys’ net loss, increased net income applicable to Class A units for the quarter ended September 30, 2006 by $17,077,000, or $0.10 diluted Class A unit and reduced net income for the quarter ended September 30, 2005 by $67,995,000, or $0.41 per diluted Class A unit.

Net income per diluted Class A unit for the quarter ended September 30, 2006 was negatively impacted by an increase in weighted average Class A units outstanding over the prior year’s quarter of 5,992,000. This increase resulted primarily from the issuance 9,000,000 Class A units to Vornado Realty Trust in August 2005 in connection with Vornado’s public offering of an equivalent amount of common shares.

We did not recognize income on certain assets with an aggregate carrying amount of $629,207,000 during the quarter ended September 30, 2006, because they were out of service for redevelopment. Assets under development include the Bergen Mall, 2101 L Street, Crystal Mall Two, Crystal Plaza Two, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2006 over the quarter ended September 30, 2005 and the trailing quarter ended June 30, 2006 are summarized below.

Three Months Ended:	Office							Temperature
	New York City		Washington, DC		Retail	Merchandise Mart		Controlled Logistics
September 30, 2006 vs. September 30, 2005	8.7%		4.9%		4.6%	1.6%		(1.0%	)
September 30, 2006 vs. June 30, 2006	(0.2%	)	(1.6%	)	0.8%	(15.0%	)	(4.3%	)

Overview – continued

Nine Months Ended September 30, 2006 Financial Results Summary

Net income applicable to Class A units for the nine months ended September 30, 2006 was $441,150,000, or $2.68 per diluted Class A unit, versus $428,531,000, or $2.73 per diluted Class A unit, for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 includes $4,177,000 of income from our investment in Toys “R” Us and $43,507,000 of net gains on sale of real estate. Net income for the nine months ended September 30, 2005 includes a $530,000 net loss from our investment in Toys for the period from July 21, 2005 (the date of the Toys acquisition) to July 30, 2005 and a $35,337,000 net gain on sale of real estate. Net income for the nine months ended September 30, 2006 and 2005 also include certain other items that affect comparability which are listed in the table on the following page. The aggregate of these items, net gains on sales of real estate and our share of Toys’ net earnings, increased net income applicable to Class A units for the nine months ended September 30, 2006 by $131,734,000, or $0.77 per diluted Class A unit and increased net income for the nine months ended September 30, 2005 by $106,357,000, or $0.66 per diluted Class A unit.

Net income per diluted Class A unit for the nine months ended September 30, 2006 was negatively impacted by an increase in weighted average Class A units outstanding over the prior year’s nine months of 5,774,000. This increase resulted primarily from the issuance of 9,000,000 Class A units to Vornado in August 2005 in connection with Vornado’s public offering of an equivalent amount of common shares.

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the nine months ended September 30, 2006 over the previous nine months ended September 30, 2005 is summarized below.

Nine Months Ended:	Office				Temperature
	New York City	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
September 30, 2006 vs. September 30, 2005	5.8%	3.1%	5.3%	(0.5%)	2.7%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2006	2005	2006	2005

Items that affect comparability:
(Income) expense from:
Derivatives:
McDonalds common shares	$(68,796)	$(9,859)	$(60,581)	$(9,859)
GMH stock purchase warrants	—	(5,250)	16,370	(7,813)
Sears Holdings common shares	—	66,627	(18,611)	(65,226)
Other	(1,891)	—	(2,767)	—
Alexander’s (33% share):
Stock appreciation rights	10,797	5,961	18,356	15,428
Net gain on sale of 731 Lexington Avenue condominiums	—	(1,960)	(4,580)	(28,134)
Other:
Prepayment penalties and write-off of unamortized financing costs upon refinancings	8,548	—	13,481	—
H Street litigation costs	3,033	—	6,594	—
Write-off of perpetual preferred unit issuance costs upon redemption	1,125	16,067	1,125	22,119
Net gain on sale of Sears Canada common shares	—	—	(55,438)	—
Senior unsecured notes consent solicitation advisory fees	—	—	1,415	—
Other	586	(612)	586	1,935
Total items that affect comparability	$(46,598)	$70,974	$(84,050)	$(71,550)

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

BNA Complex

On February 17, 2006, we entered into an agreement to sell our 277,000 square foot Crystal Mall Two office building, located in Arlington, Virginia, to The Bureau of National Affairs, Inc. (“BNA”) for use as its corporate headquarters, subject to the buildout of the building to agreed-upon specifications. Simultaneously, we agreed to acquire a three building complex from BNA containing approximately 300,000 square feet, which is located in Washington D.C.’s West End between Georgetown and the Central Business District. We will receive sales proceeds of approximately $100,000,000 for Crystal Mall Two and recognize a net gain on sale of approximately $23,000,000. We will pay BNA $111,000,000 for the three building complex. One of the buildings, containing 130,000 square feet, will remain an office building, while the other two buildings will be redeveloped into residential condominiums. These transactions are expected to close in the second half of 2007.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for approximately $59,600,000, including closing costs. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan. The remainder of the loan will be used to fund the development of a 635,000 square foot retail center on the site. As of September 30, 2006, $47,708,000 was outstanding under the loan, which bears interest at LIBOR plus 1.75% (7.13% at September 30, 2006) and matures in March 2009 with a one-year extension option. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield. We account for this investment on the equity method.

1925 K Street

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1925 K Street, a 150,000 square foot office building located in the Central Business District of Washington, DC. The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity. We plan to redevelop this property into a 226,000 square foot Class A office building at a cost of approximately $80,000,000. We consolidate the accounts of this property into our financial position and results of operations from the date of acquisition.

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

Refrigerated Warehouses

On August 31, 2006, a subsidiary of Americold Realty Trust (“Americold”) entered into a definitive agreement to acquire from ConAgra Foods, Inc. (“ConAgra Foods”) four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price, including closing costs, is approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the recording of a capital lease obligation for the fifth facility. On October 10, 2006, a subsidiary of Americold assumed the leasehold on the fifth facility and the related capital lease obligation. Americold expects to complete the balance of this acquisition in the first quarter of 2007.

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 44 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. These properties, of which 18 are owned in fee, 8 are ground leased and 11 are space leased, aggregate 1.5 million square feet and are primarily located in seven east coast states, Texas and California. Of these properties, 25 are leased or subleased to other retailers and 12 are currently vacant. All of these stores were part of the store closing program announced by Toys “R” Us in January 2006.

We expect to purchase six of the remaining stores by the end of the first quarter of 2007, subject to landlords’ consent, where applicable, and customary closing conditions. The seventh store we agreed to purchase was sold by Toys “R” Us to a third party.

Our 32.9% share of Toys “R” Us (“Toys”) net gain on this transaction will be recorded as an adjustment to the basis of our investment in Toys and will not be recorded as income.

Filene’s, Boston, Massachusetts

On October 13, 2006, we entered into a 50/50 joint venture with Gale International, LLC to acquire and redevelop the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts which we had agreed to purchase from Federated Department Stores, Inc. The purchase price is approximately $100,000,000 in cash. Current plans for the development include over 1,200,000 square feet consisting of office, retail, condominium apartments and a hotel. The project is subject to governmental approvals. The purchase is expected to close in the first quarter of 2007, subject to customary closing conditions.

Other

In addition to the acquisitions described above, during 2006 we completed $288,739,000 of other real estate acquisitions and investments in 12 separate transactions, comprised of $274,239,000 in cash and $14,500,000 of existing mortgage debt.

Overview – continued

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005, we acquired an aggregate of 858,000 common shares of McDonalds for $25,346,000, an average price of $29.54 per share. These shares are recorded as marketable equity securities on our consolidated balance sheet and are classified as “available for sale.” Appreciation or depreciation in the fair market value of these shares is recorded as an increase or decrease in “accumulated other comprehensive income” in the partners’ capital section of our consolidated balance sheets and not recognized in income. At September 30, 2006, based on McDonalds’ closing stock price of $39.12 per share, $4,736,000 of appreciation in the value of these shares was included in “accumulated other comprehensive income.”

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options had an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000, expire on various dates between July 30, 2007 and September 10, 2007 and provide for net cash settlement. Under these agreements, the strike price for each pair of options increases at an annual rate of LIBOR plus 45 basis points (up to 95 basis points under certain circumstances) and is credited for the dividends received on the shares. The options provide us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchsae price at an annual rate of LIBOR plus 45 basis points. Because these options are derivatives and do not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income.

In the three months ended March 31, 2006, we sold 2,119,500 of the option shares in the derivative position at a weighted average sales price of $35.49. In the three months ended June 30, 2006, we acquired an additional 1,250,000 option shares at a weighted average purchase price of $33.08. As of September 30, 2006, there are 13,696,000 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share or an aggregate of $447,822,000. For the three and nine months ended September 30, 2006, we recognized net gains of $68,796,000 and $60,581,000, respectively, representing the mark-to-market of the shares in the derivative to $39.12 per share, net of the expense resulting from the LIBOR charges.

Our aggregate net gain realized from inception of this investment through September 30, 2006 is $77,635,000.

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

Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000 representing the difference between the tender price, and our carrying amount of $8.29 per share. The net gain is reflected as a component of “net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate” on our consolidated statement of income. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

Overview – continued

2006 Mezzanine Loan Activity:

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

Mervyn’s Loans

On April 12, 2006, we acquired a 23.6% interest in two mezzanine loans totaling $138,136,000, for $32,560,000 in cash. The loans mature in January 2008 with two one-year extension options and bear interest at LIBOR plus 3.84% (9.16% at September 30, 2006).

LNR Loans

In 2005 we made a $135,000,000 loan to Riley HoldCo Corp., consisting of a $60,000,000 mezzanine loan and a $75,000,000 fixed rate unsecured loan. We received principal payments on the mezzanine loan of $5,557,000 and $13,901,000, on February 6, 2006 and June 2, 2006, respectively. On July 12, 2006, the remaining $40,542,000 balance of the mezzanine loan was repaid with a pre-payment premium of $972,000, which was recognized as “interest and other investment income” in the three months ended September 30, 2006.

Tharaldson Lodging Companies Loan

On June 16, 2006, we acquired an 81.5% interest in a $95,968,000 mezzanine loan to Tharaldson Lodging Companies for $78,166,000 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn, and Courtyard by Marriott. The loan is subordinate to $671,778,000 of debt and is senior to approximately $192,000,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (9.62% at September 30, 2006).

Drake Hotel Loan

On June 19, 2006, we acquired a 49% interest in a $37,789,000 mezzanine loan for $18,517,000 in cash. The loan matures in April 2007, with a six month extension option and bears interest at LIBOR plus 10% (15.32% at September 30, 2006).

280 Park Avenue Loan

On June 30, 2006, we made a $73,750,000 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Street in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000,000 of equity and interest reserves.

Sheffield Loan

On July 7, 2006, we were repaid the $108,000,000 outstanding balance of the Sheffield mezzanine loan, together with accrued interest of $1,165,000 and a prepayment premium of $2,288,000, which was recognized as “interest and other investment income” in the three months ended September 30, 2006.

Fortress Loan

On August 2, 2006, we purchased bonds for $99,500,000 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds owned by Fortress Investment Group LLC and are secured by $3.8 billion of publicly traded equity securities. The loans mature in June 2007 with an automatic extension to December 2007 and bear interest at LIBOR plus 3.50% (8.82% at September 30, 2006).

Overview – continued

2006 Dispositions:

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

On May 2, 2006, we sold 1,400,000 perpetual 6.875% Series D-15 Cumulative Redeemable Preferred Units, at a price of $25.00 per share. On August 17, 2006 we sold an additional 400,000 Series D-15 Units at a price of $25.00 per share, for a combined total of 1,800,000 Series D-15 units and net proceeds of $43,875,000. We may redeem the Series D-15 Units at a price of $25.00 per share after May 2, 2011.

On May 5, 2006, we repaid the existing debt on the Warner Building and completed a 10-year interest-only refinancing of $292,700,000. The loan bears interest at 6.26% and matures in May 2016. We realized net proceeds of $133,000,000, after repaying the existing loan, closing costs and a prepayment penalty of $9,818,000. As part of the purchase price accounting for the December 27, 2005 acquisition of the Warner Building, we accrued a liability for the unfavorable terms of the debt assumed in the acquisition. Accordingly, the prepayment penalty did not result in an expense on our consolidated statement of income.

On May 23, 2006 we completed a $115,000,000 refinancing of the Bowen Building. This interest-only loan bears interest at 6.14% and matures in June 2016. The net proceeds of $51,600,000, after repaying the existing floating rate loan and closing costs, were used for general corporate purposes.

On June 9, 2006, we completed a $120,000,000 refinancing of the Montehiedra Town Center. The loan bears interest at 6.04% and matures in June 2016. The net proceeds of $59,000,000, after defeasing the existing loan and closing costs, were used for general corporate purposes. As a result of the defeasance of the existing loan, we incurred a net loss on the early extinguishment of debt of approximately $2,498,000, which was included in “interest and debt expense” in the second quarter of 2006.

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility which was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.87% as of September 30, 2006). The new facility contains financial covenants similar to the prior facility but have been modified to more accurately reflect the current market conditions in the real estate industry.

Overview – continued

On June 9, 2006, AmeriCold completed a $400,000,000, one-year, interest-only financing, collateralized by 21 of its owned and six of its leased temperature-controlled warehouses. On September 8, 2006 an amendment was executed increasing the amount of the loan to $430,000,000. Of this loan, $243,000,000 was drawn on June 30, 2006 to repay the existing mortgage on the same facilities and the remaining $187,000,000 was drawn on September 27, 2006 and will be used primarily to fund the purchase of the four ConAgra Foods refrigerated warehouses. The initial interest rate on the loan was LIBOR plus 0.60% and increased to LIBOR plus 1.25% when the remaining balance was drawn, subject to a 6.50% interest rate cap. In connection with the refinancing, AmeriCold wrote off $4,000,000 of deferred financing costs associated with the old loan, of which our share is $1,920,000, and was included in “interest and debt expense” in the second quarter of 2006.

On July 28, 2006 we called for redemption of the 8.25% Series D-9 Cumulative Redeemable Preferred Units. The Preferred Units were redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions. In conjunction with the redemption, we wrote-off $1,125,000 of issuance costs in the third quarter of 2006.

On August 1, 2006 we repaid the $31,980,000 balance of the One and Two Skyline Place mortgages.

On August 11, 2006, we completed $195,000 of a $220,000 refinancing of the High Point Complex. The remaining $25,000 was completed on October 4, 2006. The loan bears interest at 6.34% and matures in August 2016. We realized net proceeds of approximately $108,500 after defeasing the existing loans, and closing costs. As a result of the defeasance of the existing loans, we incurred an $8,548 net loss on the early extinguishment of debt, which is included in “interest and debt expense” in the third quarter of 2006.

On August 31, 2006, we extended the 220 Central Park South mortgage and anticipate completing a refinancing in the fourth quarter of 2006.

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

(Square feet and cubic feet in thousands)	Office			Merchandise Mart		Temperature
As of September 30, 2006:	New York City	Washington, DC	Retail	Office	Showroom	Controlled Logistics
Square feet/cubic feet	13,138	18,006	17,790	2,720	6,357	17,595	/445,400
Number of properties	24	91	122	9	9	86
Occupancy rate	97.4%	91.2%	95.3%	97.1%	93.5%	78.3%
Leasing Activity:
Quarter ended September 30, 2006:
Square feet	233	512	518	2	353
Initial rent (1)	$56.77	$30.58	$17.03	$58.00	$21.57
Weighted average lease terms (years)	8.9	5.6	11.6	3.0	4.6
Rent per square foot on relet space:
Square feet	203	408	208	2	353
Initial Rent (1)	$58.27	$30.50	$15.94	$58.00	$21.57
Prior escalated rent	$47.75	$29.80	$12.03	$55.59	$21.40
Percentage increase:
Cash basis	22.0%	2.4%	32.5%	4.3%	0.8%
Straight-line basis	33.4%	4.6%	42.2%	14.6%	9.7%
Rent per square foot on space previously vacant:
Square feet	30	104	310	—	—
Initial rent (1)	$46.62	$30.90	$17.76	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$41.96	$17.29	$7.71	$—	$5.59
Per square foot per annum	$4.70	$3.09	$0.66	$—	$1.22

Nine months ended September, 2006:
Square feet	1,449	1,753	1,092	106	925
Initial rent (1)	$50.43	$31.58	$22.45	$19.74	$24.76
Weighted average lease terms (years)	9.6	6.7	12.3	8.9	5.3
Rent per square foot on relet space:
Square feet	1,165	1,146	393	106	925
Initial Rent (1)	$51.75	$31.16	$25.59	$19.74	$24.76
Prior escalated rent	$43.23	$30.50	$20.42	$21.53	$24.63
Percentage increase (decrease):
Cash basis	19.7%	2.2%	25.3%	(8.3%)	0.5%
Straight-line basis	27.7%	3.6%	34.2%	5.8%	11.0%
Rent per square foot on space previously vacant:
Square feet	284	607	699	—	—
Initial rent (1)	$45.02	$32.38	$20.68	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$38.83	$16.21	$7.92	$36.75	$6.90
Per square foot per annum	$4.03	$2.42	$0.64	$4.15	$1.30

In addition to the above, 31 square feet of retail space was leased in New York Office buildings at an initial rent of $118.09 per square foot, a 123.0% increase over the prior escalated rent.

________________________

See notes on following page.

Overview - continued

(Square feet and cubic feet in thousands)	Office			Merchandise Mart		Temperature
As of June 30, 2006:	New York City	Washington, DC	Retail	Office	Showroom	Controlled Logistics
Square feet/cubic feet	13,122	17,833	17,558	2,701	6,366	17,417/	442,200
Number of properties	24	90	119	9	9		85
Occupancy rate	96.5%	92.2%	95.1%	97.4%	91.9%		73.7%
As of December 31, 2005:
Square feet/cubic feet	12,972	17,727	16,169	3,100	6,290	17,311/	437,500
Number of properties	20	91	111	10	10		85
Occupancy rate	96.0%	91.2%	95.6%	97.0%	94.7%		78.2%
As of September 30, 2005:
Square feet/cubic feet	12,984	15,552	15,101	3,027	5,809	17,311/	437,200
Number of properties	20	76	110	9	9		85
Occupancy rate	94.9%	90.2%	94.4%	97.5%	95.9%		77.5%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

U.S. Patent and Trade Office (“PTO”) space in Crystal City

During 2004 and 2005, the PTO vacated 1,939,000 square feet of space at our Crystal City properties. Of this space, Crystal Plaza Two, Three and Four, aggregating 712,000 square feet, was taken out of service for redevelopment. During 2006, the redevelopment of Crystal Plaza Three and Four, aggregating 531,000 square feet, was substantially completed, placed into service and re-leased. As of September 30, 2006, we have re-leased a total of 1,216,000 square feet of the former PTO space and 181,000 square feet, representing Crystal Plaza Two, remains out of service for conversion to a 19-story residential tower.

2006 Other Developments

GMH Communities L.P. (“GMH”)

As of September 30, 2006, we own 7,337,857 limited partnership units (which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), a real estate investment trust that conducts its business through GMH and of which it is the sole general partner, and 2,517,247 common shares of GCT (1,817,247 shares were received upon exercise of our warrants discussed below), or 13.5% of the limited partnership interest of GMH.

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006, GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. GMH’s earnings for their fourth quarter of 2005 and first quarter of 2006 were not available in time to be recorded in our financial results for the second quarter of 2006. Accordingly, our earnings for the nine months ended September 30, 2006 include equity in net income of $15,000, which consists of (i) a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005, and (ii) $109,000 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

On May 2, 2006, the date our GMH warrants were to expire, we received 1,817,247 GCT common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants. For the nine months ended September 30, 2006, we recognized a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price on December 31, 2005. From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, the aggregate net gain recognized was $51,352,000.

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA (1) by segment for the three months ended September 30, 2006 and 2005.

(Amounts in thousands)	For the Three Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$366,981	$122,743	$100,483	$65,106	$56,079	$—	$—	$22,570
Straight-line rents:
Contractual rent increases	11,283	1,281	6,334	2,399	1,387	—	—	(118)
Amortization of free rent	6,223	1,002	3,000	1,595	626	—	—	—
Amortization of acquired below- market leases, net	7,087	66	1,074	5,451	5	—	—	491
Total rentals	391,574	125,092	110,891	74,551	58,097	—	—	22,943
Temperature Controlled Logistics	190,280	—	—	—	—	190,280	—	—
Tenant expense reimbursements	68,599	29,192	8,845	24,521	5,376	—	—	665
Fee and other income:
Tenant cleaning fees	8,818	11,059	—	—	—	—	—	(2,241)
Management and leasing fees	2,651	330	1,757	464	100	—	—	—
Lease termination fees	7,522	4,752	2,544	—	226	—	—	—
Other	9,030	3,699	3,541	339	1,449	—	—	2
Total revenues	678,474	174,124	127,578	99,875	65,248	190,280	—	21,369
Operating expenses	347,742	80,310	42,161	32,343	27,779	152,277	—	12,872
Depreciation and amortization	102,293	23,199	27,328	14,335	10,682	18,651	—	8,098
General and administrative	52,318	4,387	8,945	5,063	6,865	8,099	—	18,959
Total expenses	502,353	107,896	78,434	51,741	45,326	179,027	—	39,929
Operating income (loss)	176,121	66,228	49,144	48,134	19,922	11,253	—	(18,560)
(Loss) income applicable to Alexander’s	(3,586)	187	—	177	—	—	—	(3,950)
Loss applicable to Toys “R” Us	(40,699)	—	—	—	—	—	(40,699)	—
Income from partially-owned entities	23,010	1,042	4,851	1,805	206	285	—	14,821
Interest and other investment income	98,096	110	382	174	83	793	—	96,554
Interest and debt expense	(115,747)	(20,829)	(26,568)	(17,682)	(12,955)	(14,044)	—	(23,669)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	8,032	—	—	—	—	—	—	8,032
Minority interest of partially-owned entities	2,534	—	—	37	—	2,036	—	461
Income (loss) from continuing operations	147,761	46,738	27,809	32,645	7,256	323	(40,699)	73,689
Income (loss) from discontinued operations	9	—	52	(51)	8	—	—	—
Net income (loss)	147,770	46,738	27,861	32,594	7,264	323	(40,699)	73,689
Interest and debt expense (1)	168,864	21,566	27,774	20,254	13,175	6,682	43,348	36,065
Depreciation and amortization(1)	141,206	24,179	31,235	15,137	10,827	8,900	34,951	15,977
Income tax (benefit) expense (1)	(383)	—	3,087	—	215	106	(4,756)	965
EBITDA	$457,457	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$126,696

Other segment EBITDA includes a $70,687 net gain on mark-to-market of derivative instruments, a $10,842 net gain on sale of real estate, and a $8,032 net gain on sale of marketable equity securities.

___________________

See notes on page 55.

(Amounts in thousands)	For the Three Months Ended September 30, 2005
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$329,954	$114,917	$91,820	$50,963	$53,488	$—	$—	$18,766
Straight-line rents:
Contractual rent increases	3,821	(441)	1,758	1,726	761	—	—	17
Amortization of free rent	9,408	3,821	2,218	872	2,497	—	—	—
Amortization of acquired below- market leases, net	3,471	—	1,829	1,556	—	—	—	86
Total rentals	346,654	118,297	97,625	55,117	56,746	—	—	18,869
Temperature Controlled Logistics	232,778	—	—	—	—	232,778	—	—
Tenant expense reimbursements	53,385	26,105	5,030	17,719	3,898	—	—	633
Fee and other income:
Tenant cleaning fees	7,998	7,998	—	—	—	—	—	—
Management and leasing fees	2,532	215	2,079	220	18	—	—	—
Lease termination fees	6,553	3,297	140	1,816	1,300	—	—	—
Other	3,564	1,859	435	93	1,176	—	—	1
Total revenues	653,464	157,771	105,309	74,965	63,138	232,778	—	19,503
Operating expenses	351,989	75,442	31,478	21,383	26,098	185,106	—	12,482
Depreciation and amortization	82,029	22,371	19,982	8,351	9,157	18,274	—	3,894
General and administrative	48,051	3,845	6,567	3,698	5,918	12,289	—	15,734
Total expenses	482,069	101,658	58,027	33,432	41,173	215,669	—	32,110
Operating income (loss)	171,395	56,113	47,282	41,533	21,965	17,109	—	(12,607)
Income applicable to Alexander’s	3,699	190	—	176	—	—	—	3,333
Loss applicable to Toys “R” Us	(530)	—	—	—	—	—	(530)	—
Income from partially-owned entities	4,702	830	337	3,654	46	251	—	(416)
Interest and other investment (expense) income	(35,663)	174	260	129	22	592	—	(36,840)
Interest and debt expense	(88,213)	(15,848)	(20,037)	(15,470)	(2,694)	(14,161)	—	(20,003)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	13,448	33	—	—	—	—	—	13,415
Minority interest of partially-owned entities	(768)	—	—	—	12	(850)	—	70
Income (loss) from continuing operations	68,070	41,492	27,842	30,022	19,351	2,941	(530)	(53,048)
Income from discontinued operations	1,229	—	343	221	665	—	—	—
Net income (loss)	69,299	41,492	28,185	30,243	20,016	2,941	(530)	(53,048)
Interest and debt expense (1)	100,355	16,348	20,830	17,178	2,917	6,738	4,613	31,731
Depreciation and amortization(1)	87,455	22,775	20,680	9,370	9,670	8,722	3,295	12,943
Income tax expense (benefit) (1)	1,040	—	634	—	439	847	(989)	109
EBITDA	$258,149	$80,615	$70,329	$56,791	$33,042	$19,248	$6,389	$(8,265)

Other segment EBITDA includes $51,518 of expense from the mark-to-market of derivative instruments.

______________________________

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,
	2006	2005
Alexander’s (see page 58)	$3,732	$10,763
Newkirk Master Limited Partnership (see page 60)	18,067	10,311
Hotel Pennsylvania	6,448	5,615
GMH Communities L.P. (see page 60)	8,427	2,336
Industrial warehouses	1,146	1,354
Other investments	4,022	698
	41,842	31,077
Corporate general and administrative expenses	(17,795)	(14,706)
Investment income (expense) and other	102,649	(24,636)
	$126,696	$(8,265)

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $678,474,000 for the quarter ended September 30, 2006, compared to $653,464,000 in the prior year’s quarter, an increase of $25,010,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)			Office						Temperature
Property rentals:	Date of Acquisition	Total	New York	Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Warner Building	December 2005	$5,414	$—	$5,414	(4)	$—	$—		$—		$—
Springfield Mall	January 2006	3,637	—	—		3,637	—		—		—
Broadway Mall	December 2005	3,704	—	—		3,704	—		—		—
Boston Design Center	December 2005	2,685	—	—		—	2,685		—		—
Wasserman Venture (consolidated beginning in May 2006)		2,574	—	—		—	—		—		2,574
San Francisco properties	January 2006	1,413	—	—		1,413	—		—		—
1540 Broadway	July 2006	1,152	248	—		904	—		—		—
40 East 66th Street	July 2005	504	—	—		328	—		—		176
South Hills Mall	August 2005	416	—	—		416	—		—		—
Other		3,577	342	1,419		1,609	—		—		207
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service		3,621	—	3,621		—	—		—		—
2101 L Street – taken out of service		(2,115)	—	(2,115)		—	—		—		—
7 West 34th Street – conversion from office space to showroom space		(417)	—	—		—	(417)		—		—
Bergen Mall – taken out of service		680	—	—		680	—		—		—
Amortization of acquired below market leases, net		3,616	66	(755)		3,895	5		—		405
Operations:
Hotel Pennsylvania		1,478	—	—		—	—		—		1,478	(1)
Trade shows		(2,460)	—	—		—	(2,460	) (2)	—		—
Leasing activity (see page 51)		15,441	6,139	5,682		2,848	1,538		—		(766)
Total increase in property rentals		44,920	6,795	13,266		19,434	1,351		—		4,074

Temperature Controlled Logistics:
Decrease due to operations		(42,498)	—	—		—	—		(42,498	) (3)	—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development		8,554	27	2,668		4,801	1,058		—		—
Operations		6,660	3,060	1,147		2,001	420		—		32
Total increase in tenant expense reimbursements		15,214	3,087	3,815		6,802	1,478		—		32
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		969	1,455	2,404		(1,816)	(1,074)		—		—
Management and leasing fees		119	115	(322	) (4)	244	82		—		—
BMS Cleaning fees		820	3,061	—		—	—		—		(2,241	) (5)
Other		5,466	1,840	3,106		246	273		—		1
Total increase (decrease) in fee and other income		7,374	6,471	5,188		(1,326)	(719)		—		(2,240)
Total increase (decrease) in revenues		$25,010	$16,353	$22,269		$24,910	$2,110		$(42,498)		$1,866

______________________________

(1)	Average occupancy and revenue per available room (“REVPAR”) were 83.0% and $107.65 for the three months ended September 30, 2006 compared to 86.6% and $99.31 for the prior year’s third quarter.
(2)	Results primarily from the timing of the NeoCon East trade show, which was held in September of 2005 (third quarter) and October 2006 (fourth quarter).
(3)

Results primarily from (i) $37,500 of transportation management services revenue in the prior year’s quarter from a government agency for transportation services in the aftermath of hurricane Katrina and (ii) a $5,800 decrease in revenue due to a decline in storage, handling and accessorial services in the current quarter. See page 57 note 3 for a discussion of AmeriCold’s gross margin.

(4)

Reflects an increase in rentals and a reduction in leasing and management fees as a result of acquiring buildings, which were previously partially-owned and presented as managed for third parties; partially offset by $2,450 of income in 2006 from the termination of a hotel management agreement.

(5)	Represents the elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $502,353,000 for the quarter ended September 30, 2006, compared to $482,069,000 in the prior year’s quarter, an increase of $20,284,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)			Office						Temperature
Operating:	Date of Acquisition	Total	New York		Washington DC	Retail	Merchandise Mart		Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Broadway Mall	December 2005	$3,407	$—		$—	$3,407	$—		$—		$—
Warner Building	December 2005	3,250	—		3,250	—	—		—		—
Springfield Mall	January 2006	2,620	—		—	2,620	—		—		—
Central Park South	August 2005	1,979	—		—	—	—		—		1,979
Wasserman Venture (consolidated beginning in May 2006)		1,924	—		—	—	—		—		1,924
Boston Design Center	December 2005	1,476	—		—		1,476		—		—
40 East 66th Street	July 2005	1,379	—		—	96	—		—		1,283
1540 Broadway	July 2006	684	48		—	636	—		—		—
South Hills Mall	August 2005	377	—		—	377	—		—		—
San Francisco properties	January 2006	341	—		—	341	—		—		—
Other		1,614	306		459	849	—		—		—
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service		632	—		632	—	—		—		—
2101 L Street – taken out of service		(432)	—		(432)	—	—		—		—
7 West 34th Street – conversion from office space to showroom space		(386)	—		—	—	(386)		—		—
Bergen Mall – taken out of service		(6)	—		—	(6)	—		—		—
Hotel activity		628	—		—	—	—		—		628
Trade shows activity		(537)	—		—	—	(537	) (2)	—		—
Operations		(23,197)	4,514	(1)	6,774 (1)	2,640	1,128		(32,829	)(3)	(5,424	)(4)
Total (decrease) increase in operating expenses		(4,247)	4,868		10,683	10,960	1,681		(32,829)		390

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		16,276	355		5,191	5,185	810		—		4,735
Operations (due to additions to buildings and improvements)		3,988	473		2,155	799	715		377		(531)
Total increase in depreciation and amortization		20,264	828		7,346	5,984	1,525		377		4,204

General and administrative:
Increase (decrease) due to:
Acquisitions/Development		3,880	—		2,948	903	29		—		—
Operations		387	542		(570)	462	918		(4,190	) (5)	3,225	(6)
Total increase (decrease) in general and administrative		4,267	542		2,378	1,365	947		(4,190)		3,225
Total increase (decrease) in expenses		$20,284	$6,238		$20,407	$18,309	$4,153		$(36,642)		$7,819

_____________________________

(1)	Results primarily from increases of $2,352 and $2,279 in real estate taxes in New York and Washington, DC, respectively.
(2)	Results primarily from the timing of the NeoCon East trade show, which was held in September of 2005 (third quarter) and October 2006 (fourth quarter).
(3)

Results primarily from $27,500 of transportation management services operating expenses in the prior year’s quarter related to the services provided to a government agency in the aftermath of hurricane Katrina. AmeriCold’s gross margin from comparable warehouses was $38,100, or 31.8% for the quarter ended September 30, 2006, compared to $36,800, or 31.5% for the prior year’s quarter. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $1,800 for the quarter ended September 30, 2006, compared to $11,800 for the prior year’s quarter, a $10,000 decrease. This decrease was primarily due to higher transportation revenues in last year’s quarter as noted above.

(4)

Results primarily from a $2,241 elimination of intercompany cleaning fees charged by the New York Office division to certain properties included in the Washington, DC, Office, Retail and Merchandise Mart divisions.

(5)	Results primarily from a lower bonus accrual in the current year.
(6)	Includes $1,653 of stock based compensation expense in 2006 for the amortization of Out-Performance Plan awards granted to certain officers and employees on April 25, 2006.

(Loss) Income Applicable to Alexander’s

Our 33% share of Alexander’s net loss (including equity in net income or loss, management, leasing, development and commitment fees) was $3,586,000 for the three months ended September 30, 2006, compared to our share of net income of $3,699,000 for the prior year’s third quarter, a decrease of $7,285,000. This decrease was primarily due to an increase in our share of Alexander’s SAR expense of $4,836,000 and a $1,960,000 reduction in our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums.

(Loss) Income Applicable to Toys

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

In the first quarter of 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program, Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Of this amount, $94,000,000 was recognized in Toys’ fourth quarter ending January 28, 2006 and $33,000,000 was recorded in Toys’ first quarter ending April 29, 2006. Our 32.9% share of the $127,000,000 charge is $42,000,000, of which $33,000,000 had no income statement effect as a result of purchase price accounting and the remaining portion relating to the cost of liquidating inventory of approximately $10,000,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in the first quarter of 2006.

On July 19, 2006, Toys completed a financing, consisting of an $804,000,000, six-year term loan bearing interest at LIBOR plus 4.25% (9.6% at September 30, 2006) and a $200,000,000, two-year term loan bearing interest at an initial rate of LIBOR plus 3.00% (8.39% at September 30, 2006) for the first three months (increasing to 3.50% for the next three months and then to 4.00% for the remainder of the term). The proceeds from these loans were used to repay Toys’ $973,000,000 bridge loan, including the $76,816,000 balance due to us.

The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.9% share of Toys’ net income or loss on a one-quarter lag basis. We recorded a net loss of $40,699,000 from our investment in Toys for the three months ended September 30, 2006 as compared to a net loss of $530,000 in the prior year’s quarter. The net loss in the current quarter consists of (i) our $42,720,000 share of Toys’ second quarter net loss in for their quarter ended July 29, 2006, partially offset by (ii) $866,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $1,155,000 of management fees. The net loss in the prior year’s quarter represents our share of Toy’s net loss in Toys’ second quarter ended July 30, 2005 for the period from July 21, 2005 (date of acquisition by the Company) to July 30, 2005.

(Loss) Income Applicable to Toys - continued

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the three months ended September 30, 2005 (including Toys’ results for the three months ended July 30, 2005) as if the above transaction occurred on February 1, 2004. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Three Months Ended September 30,
(Amounts in thousands, except per unit amounts)	Actual	Pro Forma
	2006	2005
Revenues	$678,474	$653,464
Net income	$147,770	$21,938
Preferred unit distributions	(22,332)	(51,727)
Net income (loss) applicable to Class A units	$125,438	$(29,789)
Net income (loss) per Class A unit – basic	$0.80	$(0.20)
Net income (loss) per Class A unit – diluted	$0.76	$(0.19)

Income from Partially-Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended September 30, 2006 and 2005.

Equity in Net Income (Loss):	For The Three Months Ended September 30,
(Amounts in thousands)
	2006		2005
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income (loss)	$13,574	(1)	$(970	) (1)
Interest and other income (expense)	30		(334)
	13,604		(1,304)
H Street:
50% share of equity in income	4,065	(2)	—

Beverly Connection:
50% share of equity in net loss	(1,844)		(1,120)
Interest and fee income	2,862		1,855
	1,018		735
GMH Communities L.P:
13.5% in 2006 and 12.22% in 2005 share of equity in net income	15	(3)	495

Other (4)	4,308		4,776	(5)
	$23,010		$4,702

________________________

(1)

2006 includes $10,842 for our share of net gains on sale of real estate. 2005 includes (i) $7,992 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $2,586 for our share of impairment losses, partially offset by (iii) $3,509 for the Company’s share of net gains on sale of real estate. Excluding the above items, our share of Newkirk MLP’s net income was $3,368 lower than the prior quarter, primarily as a result of asset sales.

(2)

We account for our investment in H Street partially-owned entities on the equity method on a one-quarter lag basis. Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the three months ended September 30, 2006, based on the financial information provided to us, we recognized equity in net income of $4,065, from these entities, of which $1,083 was for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(3)

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. GMH’s earnings for their fourth quarter of 2005 and first quarter of 2006 were not available in time to be recorded in our financial results for the second quarter of 2006. Accordingly, our earnings for the three months ended September 30, 2006 include equity in net income of $15,000, which consists of (i) a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005, and (ii) $109,000 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

(4)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(5)	Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment.

Interest and Other Investment Income (expense)

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $98,096,000 for the three months ended September 30, 2006, compared to expense of $35,663,000 in the prior year’s quarter, an increase of $133,759,000. This increase resulted primarily from:

(Amounts in thousands)
Sears Holdings derivative position – net loss of $66,627 in the prior year’s quarter (investment sold in the first quarter of 2006)	$66,627
McDonalds derivative position – net gain of $68,796 this quarter compared to a net gain of $9,859 in the prior year’s quarter	58,937
GMH warrants derivative position – net gain of $5,250 in the prior year’s quarter (investment converted to common shares of GCT in the second quarter of 2006)	(5,250)
Other, net – primarily due to interest earned on higher average loans receivable and cash balances, and from prepayment premiums received upon loan repayments	13,445
$133,759

Interest and Debt Expense

Interest and debt expense was $115,747,000 for the three months ended September 30, 2006, compared to $88,213,000 in the prior year’s quarter, an increase of $27,534,000. This increase was primarily due to (i) $16,900,000 from a $1.45 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $4,900,000 from a 160 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $3,500,000 from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011, (iv) $8,500,000 for the cost of the High Point mortgage loan defeasance, partially offset by, (v) $5,400,000 of an increase in the amount of capitalized interest, of which $3,500,000 was related to the first and second quarter of 2006 and the remainder relates to a larger amount of assets under development in the current quarter.

Net Gain on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $8,032,000 and $13,448,000 for the three months ended September 30, 2006, and 2005, respectively, and represent net gains on sale of marketable securities in each period.

Minority Interest of Partially-Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including Americold, 220 Central Park South, Wasserman and the Springfield Mall. In the three months ended September 30, 2006 we recorded $2,534,000 of income as compared to $768,000 of expense in the prior year’s quarter. The increase of $3,302,000 over the prior year’s quarter relates primarily to a reduction in Americold’s minority interest expense as a result of lower net income.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended September 30, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	For the Three Months Ended September 30,
	2006	2005
Revenues	$61	$3,494
Expenses	52	2,265
Income from discontinued operations	$9	$1,229

Preferred Unit Distributions

Preferred unit distributions were $22,332,000 for the three months ended September 30, 2006, compared to $51,727,000 for the prior year’s third quarter, a decrease of $29,395,000. This decrease resulted primarily from the redemption of the series D-3, D-4, D-5, D-6, D-7 and D-8 preferred units in 2005, partially offset by the issuance of the D-14 units in September 2005 and the D-15 units in May and August 2006.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2006 from the three months ended September 30, 2005.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Three months ended September 30, 2005	$258,149	$80,615	$70,329	$56,791	$33,042	$19,248	$6,389	$(8,265)
2006 Operations: Same store operations(1)		7,312	3,552	2,392	562	(196)
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		4,556	16,076	8,802	(2,123)	(3,041)
Three months ended September 30, 2006	$457,457	$92,483	$89,957	$67,985	$31,481	$16,011	$32,844	$126,696
% increase (decrease) in same store operations		8.7%	4.9%	4.6%	1.6%	(1.0% )

__________________________

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

Reconciliation of Net Income and EBITDA

Below is a summary of net income and a reconciliation of net income to EBITDA by segment for the nine months ended September 30, 2006.

(Amounts in thousands)	For the Nine Months Ended September 30, 2006
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$1,089,907	$362,560	$303,356	$190,631	$171,924	$—	$—	$61,436
Straight-line rents:
Contractual rent increases	24,534	3,435	10,203	6,484	4,579	—	—	(167)
Amortization of free rent	23,154	4,796	12,623	4,216	1,519	—	—	—
Amortization of acquired below- market leases, net	15,558	44	3,204	9,998	27	—	—	2,285
Total rentals	1,153,153	370,835	329,386	211,329	178,049	—	—	63,554
Temperature Controlled Logistics	573,177	—	—	—	—	573,177	—	—
Tenant expense reimbursements	191,246	77,544	23,201	73,131	15,245	—	—	2,125
Fee and other income:
Tenant cleaning fees	24,471	30,889	—	—	—	—	—	(6,418)
Management and leasing fees	7,833	818	5,687	1,184	144	—	—	—
Lease termination fees	17,911	13,911	2,610	371	1,019	—	—	—
Other	21,052	8,545	6,586	1,290	4,628	—	—	3
Total revenues	1,988,843	502,542	367,470	287,305	199,085	573,177	—	59,264
Operating expenses	999,508	226,443	113,666	92,507	78,698	452,505	—	35,689
Depreciation and amortization	291,478	68,877	82,342	37,149	32,881	53,641	—	16,588
General and administrative	150,745	12,400	25,543	15,280	20,009	28,133	—	49,380
Total expenses	1,441,731	307,720	221,551	144,936	131,588	534,279	—	101,657
Operating income (loss)	547,112	194,822	145,919	142,369	67,497	38,898	—	(42,393)
Income applicable to Alexander’s	7,569	586	—	535	—	—	—	6,448
Income applicable to Toys “R” Us	4,177	—	—	—	—	—	4,177	—
Income from partially-owned entities	43,696	2,852	10,575	4,035	985	1,049	—	24,200
Interest and other investment income	137,194	478	1,075	647	209	2,789	—	131,996
Interest and debt expense	(340,463)	(61,951)	(75,605)	(61,474)	(20,024)	(46,758)	—	(74,651)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	65,527	—	—	—	—	—	—	65,527
Minority interest of partially-owned entities	5,378	—	—	66	4	4,415	—	893
Income from continuing operations	470,190	136,787	81,964	86,178	48,671	393	4,177	112,020
Income from discontinued operations	33,506	—	16,408	9,247	5,744	2,107	—	—
Net income	503,696	136,787	98,372	95,425	54,415	2,500	4,177	112,020
Interest and debt expense (1)	511,103	64,000	82,173	69,710	20,686	22,247	148,797	103,490
Depreciation and amortization(1)	400,014	71,393	92,620	41,703	33,308	25,601	101,637	33,752
Income tax (benefit) expense (1)	(3,287)	—	6,940	—	334	595	(12,312)	1,156
EBITDA	$1,411,526	$272,180	$280,105	$206,838	$108,743	$50,943	$242,299	$250,418

EBITDA includes net gains on sale of real estate of $44,611, of which $17,609 is included in the Washington, DC segment, $9,218 is included in the Retail segment, $4,835 is included in the Merchandise Mart segment, $2,107 is included in the Temperature Controlled Logistics segment and $10,842 is included in the Other segment. In addition, Other segment EBITDA includes, a $65,527 net gain on sale of marketable equity securities and a $65,589 net gain on mark-to-market of derivative instruments.

____________________________

See notes on page 65.

(Amounts in thousands)	For the Nine Months Ended September 30, 2005
		Office				Temperature
	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other (2)
Property rentals	$977,876	$341,639	$280,350	$146,977	$158,907	$—	$—	$50,003
Straight-line rents:
Contractual rent increases	13,878	4,685	4,001	4,372	767	—	—	53
Amortization of free rent	21,232	9,430	2,817	1,845	7,140	—	—	—
Amortization of acquired below- market leases, net	9,145	—	5,374	3,685	—	—	—	86
Total rentals	1,022,131	355,754	292,542	156,879	166,814	—	—	50,142
Temperature Controlled Logistics	592,894	—	—	—	—	592,894	—	—
Tenant expense reimbursements	153,111	72,441	12,299	54,750	11,575	—	—	2,046
Fee and other income:
Tenant cleaning fees	23,220	23,220	—	—	—	—	—	—
Management and leasing fees	10,613	668	9,180	717	48	—	—	—
Lease termination fees	24,732	6,699	243	2,399	15,391	—	—	—
Other	13,487	5,438	4,215	204	3,629	—	—	1
Total revenues	1,840,188	464,220	318,479	214,949	197,457	592,894	—	52,189
Operating expenses	930,245	208,949	90,659	64,425	69,851	461,384	—	34,977
Depreciation and amortization	242,551	64,327	60,944	23,807	27,686	55,651	—	10,136
General and administrative	134,506	10,492	17,693	11,177	18,346	31,058	—	45,740
Total expenses	1,307,302	283,768	169,296	99,409	115,883	548,093	—	90,853
Operating income (loss)	532,886	180,452	149,183	115,540	81,574	44,801	—	(38,664)
Income applicable to Alexander’s	42,115	379	—	522	—	—	—	41,214
Loss applicable to Toys “R” Us	(530)	—	—	—	—	—	(530)	—
Income from partially-owned entities	20,522	2,123	640	6,950	476	677	—	9,656
Interest and other investment income	135,458	438	657	409	141	1,292	—	132,521
Interest and debt expense	(249,131)	(42,929)	(60,755)	(44,648)	(8,051)	(41,761)	—	(50,987)
Net gain on disposition of wholly- owned and partially-owned assets other than depreciable real estate	16,936	606	—	896	—	—	—	15,434
Minority interest of partially-owned entities	962	—	—	—	106	786	—	70
Income (loss) from continuing operations	499,218	141,069	89,725	79,669	74,246	5,795	(530)	109,244
Income from discontinued operations	35,845	—	788	492	1,962	—	—	32,603
Net income (loss)	535,063	141,069	90,513	80,161	76,208	5,795	(530)	141,847
Interest and debt expense (1)	275,321	44,422	62,993	50,477	8,724	19,870	4,613	84,222
Depreciation and amortization(1)	243,207	65,642	62,936	26,668	29,258	26,559	3,295	28,849
Income tax expense (benefit) (1)	2,969	—	946	—	1,057	1,466	(989)	489
EBITDA	$1,056,560	$251,133	$217,388	$157,306	$115,247	$53,690	$6,389	$255,407

Other segment EBITDA includes $82,898 of income from derivative instruments and $31,614 for a net gain on sale of real estate.

______________________________

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Nine Months Ended September 30,
	2006	2005
Alexander’s (see page 68)	$29,238	$60,965
Newkirk Master Limited Partnership (see page 69)	34,804	36,383
Hotel Pennsylvania	17,007	14,150
GMH Communities L.P.(see page 69)	8,427	5,329
Industrial warehouses	4,167	4,037
Other investments	10,425	698
	104,068	121,562
Corporate general and administrative expenses	(45,796)	(42,617)
Investment income and other	192,146	144,848
Net gain of sale on 400 North LaSalle	—	31,614
	$250,418	$255,407

Results of Operations

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $1,988,843,000 for the nine months ended September 30, 2006, compared to $1,840,188,000 in the prior year’s nine months, an increase of $148,655,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)			Office						Temperature
Property rentals: Increase (decrease) due to:	Date of Acquisition	Total	New York	Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Other
Acquisitions:
Warner Building	December 2005	$16,917	$—	$16,917	(4)	$—	$—		$—		$—
Springfield Mall	January 2006	11,512	—	—		11,512	—		—		—
Broadway Mall	December 2005	11,530	—	—		11,530	—		—		—
Boston Design Center	December 2005	7,904	—	—		—	7,904		—		—
Bowen Building	June 2005	3,575	—	3,575	(4)	—	—		—		—
Wasserman venture (consolidated beginning in May 2006)		3,575	—	—		—	—		—		3,575
San Francisco properties	January 2006	4,194	—	—		4,194	—		—		—
40 East 66th Street	July 2005	3,901	—	—		2,242	—		—		1,659
Westbury Retail Condominium	May 2005	2,517	—	—		2,517	—		—		—
South Hills Mall	August 2005	2,051	—	—		2,051	—		—		—
220 Central Park South	August 2005	1,718	—	—		—	—		—		1,718
1540 Broadway	July 2006	1,152	248	—		904	—				—
Other		10,125	1,026	3,622		5,477	—		—		—
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service		6,936	—	6,936		—	—		—		—
2101L Street – taken out of service		(2,115)	—	(2,115)		—	—		—		—
7 West 34th Street – conversion from office space to showroom space		36	—	—		—	36		—		—
Bergen Mall – taken out of service		280	—	—		280	—		—		—
Amortization of acquired below market leases, net		6,413	44	(2,170)		6,313	27		—		2,199
Operations:
Hotel Pennsylvania		5,345	—	—		—	—		—		5,345	(1)
Trade shows		(83)	—	—		—	(83)		—		—
Leasing activity (see page 51)		33,539	13,763	10,079		7,430	3,351		—		(1,084)
Total increase in property rentals		131,022	15,081	36,844		54,450	11,235		—		13,412

Temperature Controlled Logistics:
Decrease due to operations		(19,717)	—	—		—	—		(19,717	)(2)	—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development		27,827	69	10,142		14,469	3,147		—		—
Operations		10,308	5,034	760		3,912	523		—		79
Total increase in tenant expense reimbursements		38,135	5,103	10,902		18,381	3,670		—		79
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income		(6,821)	7,212	2,367		(2,028)	(14,372	) (3)	—		—
Management and leasing fees		(2,780)	150	(3,493	)(4)	467	96		—		—
BMS Cleaning fees		1,251	7,669	—		—	—		—		(6,418	)(5)
Other		7,565	3,107	2,371		1,086	999		—		2
Total increase (decrease) in fee and other income		(785)	18,138	1,245		(475)	(13,277)		—		(6,416)
Total increase (decrease) in revenues		$148,655	$38,322	$48,991		$72,356	$1,628		$(19,717)		$7,075

________________________________

(1)	Average occupancy and REVPAR were 82.0% and $101.52 for the nine months ended September 30, 2006 compared to 82.9% and $90.42 for the prior year’s nine months.
(2)

Results primarily from (i) $37,500 of transportation management services revenue in the prior year’s nine months from a government agency for transportation services in the aftermath of hurricane Katrina, partially offset by (ii) an $11,300 increase in other transportation revenue and (iii) a $6,500 increase in managed warehouse revenue. See page 67 note 3 for a discussion of AmeriCold’s gross margin.

(3)	Reflects lease termination income of $13,362 received from HIP at 7 West 34th Street in January 2005.
(4)

Reflects an increase in rentals and a reduction in leasing and management fees as a result of acquiring buildings, which were previously partially owned and presented as managed for third parties, partially offset by $2,450 of income in 2006 from the termination of a hotel management agreement.

(5)	Represents the elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,441,731,000 for the nine months ended September 30, 2006, compared to $1,307,302,000 in the prior year’s nine months, an increase of $134,429,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)			Office						Temperature
Operating: Increase (decrease) due to:	Date of Acquisition	Total	New York		Washington, DC		Retail	Merchandise Mart	Controlled Logistics		Other
Acquisitions:
Broadway Mall	December 2005	$9,577	$—		$—		$9,577	$—	$—		$—
Warner Building	December 2005	8,786	—		8,786		—	—	—		—
Springfield Mall	January 2006	6,738	—		—		6,738	—	—		—
Boston Design Center	December 2005	5,010	—		—		—	5,010	—		—
Bowen Building	June 2005	2,245	—		2,245		—	—	—		—
40 E. 66th Street	July 2005	2,139	—		—		476	—	—		1,663
Wasserman Joint Venture (consolidated)		1,924	—		—		—	—	—		1,924
Central Park South	August 2005	1,979	—		—		—	—	—		1,979
South Hills Mall	August 2005	1,340	—		—		1,340	—	—		—
San Francisco properties	January 2006	1,235	—		—		1,235	—	—		—
1540 Broadway	July 2006	684	48		—		636	—	—		—
Other		6,208	306		2,170		3,732	—	—		—
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service		2,363	—		2,363		—	—	—		—
Bergen Mall – taken out of service		(595)	—		—		(595)	—	—		—
7 West 34th Street – conversion from office space to showroom space		(597)	—		—		—	(597)	—		—
2101 L Street – taken out of service		(432)	—		(432)		—	—	—		—
Hotel activity		2,310	—		—		—	—	—		2,310
Trade shows activity		3,318	—		—		—	3,318	—		—
Operations		15,031	17,140	(1)	7,875	(2)	4,943	1,116	(8,879	)(3)	(7,164	)(4)
Total increase (decrease) in operating expenses		69,263	17,494		23,007		28,082	8,847	(8,879)		712

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development		36,015	355		16,054		11,745	1,822	—		6,039
Operations (due to additions to buildings and improvements)		12,912	4,195		5,344		1,597	3,373	(2,010	)(5)	413
Total increase (decrease) in depreciation and amortization		48,927	4,550		21,398		13,342	5,195	(2,010)		6,452

General and administrative:
Increase (decrease) due to:
Acquisitions/Development		9,676	—		6,763		2,715	(25)	—		223
Operations		6,563	1,908		1,087		1,388	1,688	(2,925	)(6)	3,417	(7)
Total increase (decrease) in general and administrative		16,239	1,908		7,850		4,103	1,663	(2,925)		3,640
Total increase (decrease) in expenses		$134,429	$23,952		$52,255		$45,527	$15,705	$(13,814)		$10,804

_______________________________

(1)	Results primarily from an increase in real estate taxes and utilities.
(2)	Results primarily from an increase in real estate taxes.
(3)

Results primarily from (i) $27,500 of transportation management services operating expenses in the prior year’s nine months related to the services provided to a government agency in the aftermath of hurricane Katrina, partially offset by (ii) an $11,900 increase in other transportation operating expenses associated with higher revenue and (iii) a $6,700 increase in facility costs, including an increase in utilities due to rate increases. AmeriCold’s gross margin from comparable warehouses was $117,200, or 32.8% for the nine months ended September 30, 2006, compared to $115,300, or 33.4% for the prior year’s nine months. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $9,200, for the nine months ended September 30, 2006, compared to $18,400, for the prior year’s nine months, a $9,200 decrease, primarily due to higher transportation revenues last year as noted above.

(4)

Results primarily from a $6,418 elimination of inter-company cleaning fees charged by the New York Office division to certain properties included in the Washington, DC Office, Retail and Merchandise Mart divisions.

(5)	Results primarily from the disposition of a warehouse in January 2006 and the closure of the Kansas City Quarry in May 2005.
(6)	Results primarily from a lower bonus accrual in the current year.
(7)	Includes $2,750 of stock based compensation expense in 2006 for the amortization of Out-Performance Plan awards granted to certain officers and employees on April 25, 2006.

Income Applicable to Alexander’s

Our 33% share of Alexander’s net income (including equity in net income, management, leasing, development and commitment fees) was $7,569,000 for the nine months ended September 30, 2006, compared to $42,115,000 for the prior year’s nine months, a decrease of $34,546,000. This decrease was primarily due to (i) a $23,554,000 reduction in our share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums, (ii) a $2,928,000 increase in our share of Alexander’s SAR expense, (iii) a $5,286,000 reduction in development and guarantee fees, primarily because Alexander’s 731 Lexington Avenue project was substantially completed in 2005, (iv) $6,022,000 of interest income in the prior year’s nine-month period on loans to Alexander’s which were repaid to us in July 2005, partially offset by a $2,353,000 increase in our share of Alexander’s operating income.

Income Applicable to Toys

We recorded net income of $4,177,000 from our investment in Toys for the nine months ended September 30, 2006, as compared to a net loss of $530,000 in the prior year’s nine months. The net income in the current quarter consisted of (i) our $3,614,000 share of Toys’ net loss for the period from October 30, 2005 to July 29, 2006, (ii) $5,731,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $2,059,000 of management fees. The net loss in the prior year’s nine months represents our share of Toys’ net loss in Toys’ second quarter ended July 30, 2005 for the period ended July 21, 2005 (date of acquisition by the Company) to July 30, 2005.

The unaudited information set forth below presents our pro forma condensed consolidated statement of income for the nine months ended September 30, 2005 (including Toys’ results for nine months ended July 30, 2005) as if the above transaction occurred on February 1, 2004. The unaudited pro forma information below is not necessarily indicative of what our actual results would have been had the Toys transaction been consummated on February 1, 2004, nor does it represent the results of operations for any future periods. In our opinion, all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Nine Months Ended September 30,
(in thousands, except per unit amounts)	Actual	Pro Forma
	2006	2005
Revenues	$1,988,843	$1,840,188
Net income	$503,696	$518,509
Preferred unit distributions	(62,546)	(106,532)
Net income applicable to Class A units	$441,150	$411,977
Net income per Class A unit – basic	$2.82	$2.79
Net income per Class A unit – diluted	$2.68	$2.62

Income from Partially-Owned Entities

Summarized below are the components of income from partially owned entities for the nine months ended September 30, 2006 and 2005.

Equity in Net Income (Loss):	For The Nine Months Ended September 30,
(Amounts in thousands)
	2006		2005
Newkirk MLP:
15.8% in 2006 and 22.5% in 2005 share of equity in net income	$22,089	(1)	$7,174	(1)
Interest and other income	88		923
	22,177		8,097
H Street:
50% share of equity in income	8,376	(2)	—

Beverly Connection:
50% share of equity in net loss	(7,867)		(2,611)
Interest and fee income	9,199		4,877
	1,332		2,266
GMH Communities L.P:
13.5% in 2006 and 12.22% in 2005 share of equity in net income	15	(3)	995

Other (4)	11,796		9,164	(5)
	$43,696		$20,522

__________________________

(1)

2006 includes $10,842 for our share of net gains on sale of real estate. 2005 includes (i) $7,992 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for our share of impairment losses, partially offset by (iii) $3,723 for our share of net gains on sale of real estate. Excluding the above items, our share of Newkirk MLP’s net income was $7,632 lower than the prior year, primarily as a result of asset sales.

(2)

We account for our investment in H Street partially-owned entities on the equity method on a one-quarter lag basis. Prior to the quarter ended June 30, 2006, two 50% owned entities that are contesting our acquisition of H Street impeded access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the nine months ended September 30, 2006, based on the financial information provided to us, we recognized equity in net income of $8,376 from these entities, of which $3,890 represents our 50% share of their earnings for the period from July 20, 2006 (date of acquisition) to December 31, 2005.

(3)

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. GMH’s earnings for their fourth quarter of 2005 and first quarter of 2006 were not available in time to be recorded in our financial results for the second quarter of 2006. Accordingly, our earnings for the nine months ended September 30, 2006 include equity in net income of $15,000, which consists of (i) a $94,000 net loss representing our share of GMH’s fourth quarter results, net of adjustments to restate its first three quarters of 2005, and (ii) $109,000 of net income for our share of GMH’s 2006 earnings through June 30, 2006.

(4)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(5)	Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment.

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $137,194,000 for the nine months ended September 30, 2006, compared to $135,458,000 in the prior year’s nine months, an increase of $1,736,000. This increase resulted primarily from:

(Amounts in thousands)
Sears Holdings derivative position – net gain of $18,611 this year compared to $65,226 in the prior year (investment sold in the first quarter of 2006)	$(46,615)
McDonalds derivative position – net gain of $60,581 this year compared to $9,859 in the prior year (investment made subsequent to the prior year’s second quarter)	50,722
GMH warrants derivative position – net loss of $16,370 this year compared to a net gain of $7,813 in the prior year	(24,183)
Other, net – primarily due to interest earned on higher average loans receivable and cash balances, and from prepayment premiums received upon loan repayments	21,812
$1,736

Interest and Debt Expense

Interest and debt expense was $340,463,000 for the nine months ended September 30, 2006, compared to $249,131,000 in the prior year’s nine months, an increase of $91,332,000. This increase was primarily due to (i) $54,500,000 from a $2.0 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $16,300,000 from a 198 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $8,800,000 from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011, (iv) $15,596,000 for the cost of mortgage loan defeasances and the write-off of unamortized finance costs, partially offset by, (v) $4,300,000 of an increase in the amount of capitalized interest relating to a larger amount of assets under development this year.

Net Gain on Disposition of Wholly-Owned and Partially-Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly-owned and partially-owned assets other than depreciable real estate was $65,527,000 and $16,936,000 for the nine months ended September 30, 2006 and 2005, respectively, and consists primarily of net gains on sales of marketable equity securities. In addition, the nine months ended September 30, 2005 includes a $1,469,000 net gain on sale of a land parcel.

Minority Interest of Partially-Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including Americold, 220 Central Park South, Wasserman and the Springfield Mall. In the nine months ended September 30, 2006 and 2005, the minority interests’ share of net losses of consolidated partially owned entities was $5,378,000 and $962,000, respectively. The increase of $4,416,000 over the prior year relates primarily to a reduction in Americold’s minority interest expense as a result of lower net income and the acquisition of 220 Central Park South in August of 2005, which is currently under development.

Income From Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the nine months ended September 30, 2006 and 2005 include the operating results of Vineland, New Jersey; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2006	2005
Revenues	$2,457	$12,667
Expenses	2,720	8,436
Net (loss) income	(263)	4,231
Net gain on sale of 1919 South Eads Street	17,609	—
Net gain on sale of 424 Sixth Avenue	9,218	—
Net gain on sale of 33 North Dearborn Street	4,835	—
Net gain on sale of 400 North LaSalle	—	31,614
Net gain on disposition of other real estate	2,107	—
Income from discontinued operations	$33,506	$35,845

Preferred Unit Distributions

Preferred unit distributions were $62,546,000 for the nine months ended September 30, 2006, compared to $106,532,000 for the prior year’s nine months, a decrease of $43,986,000. This decrease resulted primarily from the redemption of the D-3, D-4, D-5, D-6, D-7, and D-8 preferred units in 2005, partially offset by the issuance of the D-14 units in September 2005 and the D-15 units in May and August 2006.

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the nine months ended September 30, 2006 from the nine months ended September 30, 2005.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Nine months ended September 30, 2005	$1,056,560	$251,133	$217,388	$157,306	$115,247	$53,690	$6,389	$255,407
2006 Operations: Same store operations(1)		14,917	6,896	7,905	(571)	1,581
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		6,130	55,821	41,627	(5,933)	(4,328)
Nine months ended September 30, 2006	$1,411,526	$272,180	$280,105	$206,838	$108,743	$50,943	$242,299	$250,418
% increase (decrease) in same store operations		5.8%	3.1%	5.3%	(0.5% )	2.7%

__________________________

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2006

Our cash and cash equivalents was $386,882,000 at September 30, 2006, a $92,378,000 increase over the balance at December 31, 2005. This increase resulted from $486,838,000 of net cash provided by operating activities, $374,854,000 of net cash provided by financing activities, partially offset by $769,314,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $1 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $7,382,460,000 at September 30, 2006, a $1,139,334,000 increase over the balance at December 31, 2005. This increase resulted primarily from debt associated with asset acquisitions and property refinancings during 2006. As of September 30, 2006 and December 30, 2005, our revolving credit facility had a zero outstanding balance. During 2006 and 2007, $113,637,000 and $1,188,954,000 of the Company’s outstanding debt matures, respectively. The Company may refinance such debt or choose to repay all or a portion, using existing cash balances or its revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $3,286,180,000 at September 30, 2006, a $283,834,000 increase over the balance at December 31, 2005. This increase resulted primarily from our $92,120,000 share of an increase in Toys “R” Us outstanding debt and from debt associated with asset acquisitions and refinancings.

Cash flows provided by operating activities of $486,838,000 was primarily comprised of (i) net income of $503,696,000, after adjustments of $33,491,000 for non-cash items, including depreciation and amortization expense, the effect of straight-lining of rental income, minority interest expense and net gains on sale of real estate and assets other than depreciable real estate, (ii) distributions of income from partially-owned entities of $27,518,000, partially offset by, (iii) the net change in operating assets and liabilities of $77,867,000.

Net cash used in investing activities of $769,314,000 was primarily comprised of (i) investments in notes and mortgage loans receivable of $361,841,000, (ii) capital expenditures of $139,751,000, (iii) development and redevelopment expenditures of $156,051,000, (iv) investments in partially-owned entities of $112,729,000, (v) acquisitions of real estate of $577,399,000, (vi) investments in marketable securities of $83,698,000, (vii) deposits in connection with real estate acquisitions, including pre-acquisition costs, of $21,676,000, (viii) restricted cash, including mortgage escrows, of $2,527,000, partially offset by, (ix) proceeds received on the settlement of derivatives (primarily Sears Holdings) of $135,028,000, (x) proceeds from the sale of real estate of $110,388,000, (xi) distributions of capital from partially-owned entities of $108,779,000, (xii) proceeds from the sale of, and returns of investment in, marketable securities of $157,363,000, and (xiii) proceeds from  repayments on notes and mortgages receivable of $169,746,000.

Net cash provided by financing activities of $374,854,000 was primarily comprised of (i) proceeds from borrowings of $1,807,091,000, (ii) proceeds from the issuance of preferred units of $43,862,000, (iii) proceeds of $9,510,000 from the exercise by employees of Vornado share options, partially offset by, (iv) Class A unit distributions of $375,576,000, (v) repayments of borrowings of $802,785,000, (vi) purchases of marketable securities in connection with the legal defeasance of mortgage notes payable of $174,254,000, (vii) preferred unit distributions of $61,787,000, (viii) distributions to minority partners of Americold Realty Trust of $11,041,000, and (ix) debt issuance costs of $15,166,000.

Capital Expenditures

Our capital expenditures consist of expenditures to maintain assets, tenant improvements and leasing commissions. Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property. Our development and redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2006.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$35,863	$9,260	$13,459	$618	$7,690	$1,520	$3,316
Non-recurring	2,021	—	2,021	—	—	—	—
	37,884	9,260	15,480	618	7,690	1,520	3,316
Tenant improvements:
Recurring	75,007	38,493	22,059	4,910	9,545	—	—
Non-recurring	1,737	—	89	1,648	—	—	—
	76,744	38,493	22,148	6,558	9,545	—	—
Total	$114,628	$47,753	$37,628	$7,176	$17,235	$1,520	$3,316

Leasing Commissions:
Recurring	$25,636	$17,640	$5,218	$2,049	$729	$—	$—
Non-recurring	290	—	32	258	—	—	—
	$25,926	$17,640	$5,250	$2,307	$729	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$19.46	$38.83	$16.21	$7.92	$9.97	$—	$—
Per square foot per annum	$2.33	$4.03	$2.42	$0.64	$1.59	$—	$—

Square feet leased	5,325	1,449	1,753	1,092	1,031	—	—
Total Capital Expenditures and Leasing Commissions - Accrual basis	$140,554	$65,393	$42,878	$9,483	$17,964	$1,520	$3,316
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	49,122	21,324	22,736	768	4,294	—	—
Expenditures to be made in future periods for the current period	(64,003)	(33,494)	(19,787)	(8,184)	(2,538)	—	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$125,673	$53,223	$45,827	$2,067	$19,720	$1,520	$3,316

Development and Redevelopment Expenditures:
Greenfield development, North Bergen, NJ	$27,294	$—	$—	$27,294	$—	$—	$—
Green Acres Mall	26,235	—	—	26,235	—	—	—
Wasserman Venture (consolidated)	24,422	—	—	—	—	—	24,422
Bergen Mall	15,582	—	—	15,582	—	—	—
Crystal Plazas (PTO)	9,671	—	9,671	—	—	—	—
7 West 34th Street	8,883	—	—	—	8,883	—	—
220 Central Park South	8,646	—	—	—	—	—	8,646
1740 Broadway	8,127	8,127	—	—	—	—	—
2101 L Street	2,582	—	2,582	—	—	—	—
640 Fifth Avenue	1,729	1,729	—	—	—	—	—
Crystal Mall Two	1,609	—	1,609	—	—	—	—
Other	13,244	668	1,678	9,073	—	—	1,825
	$148,024	$10,524	$15,540	$78,184	$8,883	$—	$34,893

Cash Flows for the Nine Months Ended September 30, 2005

Cash flows provided by operating activities of $502,850,000 was primarily comprised of (i) net income of $535,063,000, (ii) adjustments for non-cash items of $238,948,000, (iii) distributions of income from partially-owned entities of $31,045,000, partially offset by (iv) the net change in operating assets and liabilities of $76,865,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $252,555,000, (ii) net loss from mark-to-market of Sears Holdings derivative position of $20,868,000, partially offset by, (iii) the net gain on conversion of Sears common shares and derivative position to Sears Holdings common shares and derivative position of $86,094,000, (iv) net gain from mark-to-market of McDonalds derivative position of $9,859,000, (v) net gain from mark-to-market of GMH Communities L.P. warrants of $7,813,000, (vi) net gains on disposition of wholly-owned and partially-owned assets other than depreciable real estate of $16,936,000, (vii) the effect of straight-lining of rental income of $35,313,000, (viii) equity in net income of partially-owned entities and Alexander’s of $62,107,000, (ix) net gains on sale of real estate of $31,614,000 and (x) amortization of acquired below market leases net of above market leases of $9,118,000.

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

Net cash provided by financing activities of $776,388,000 was primarily comprised of (i) proceeds from borrowings of $890,000,000, (ii) proceeds from the issuance of Class A units of $780,750,000, (iii) proceeds from the issuance of preferred units of $471,673,000, (iv) proceeds of $46,123,000 from the exercise by employees of Vornado share options, partially offset by (v) Class A unit distributions of $340,150,000, (vi) repayments of borrowings of $202,563,000, (vii) redemption of preferred units of $782,000,000, and (viii) preferred unit distributions of $78,950,000.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2005.

		Office
(Amounts in thousands)	Total	New York	Washington, DC	Retail	Merchandise Mart	Other
Capital Expenditures – Accrual basis:
Expenditures to maintain the assets:
Recurring	$21,948	$8,457	$3,905	$(108)	$9,536	$158
Non-recurring	—	—	—	—	—	—
	21,948	8,457	3,905	(108)	9,536	158
Tenant improvements:
Recurring	59,111	24,037	13,908	3,754	17,412	—
Non-recurring	1,938	—	1,938	—	—	—
	61,049	24,037	15,846	3,754	17,412	—
Total	$82,997	$32,494	$19,751	$3,646	$26,948	$158

Leasing Commissions:
Recurring	$13,547	$6,273	$3,467	$320	$3,487	$—
Non-recurring	294	—	294	—	—	—
	$13,841	$6,273	$3,761	$320	$3,487	$—

Tenant improvements and leasing commissions:
Per square foot	$15.86	$29.82	$9.72	$8.63	$17.53	$—
Per square foot per annum	$2.37	$3.99	$1.77	$1.00	$2.58	$—

Square feet leased	4,692	996	2,030	473	1,193	—

Total Capital Expenditures and Leasing Commissions - Accrual basis	$96,838	$38,767	$23,512	$3,966	$30,435	$158
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	43,963	19,247	17,441	1,818	5,457	—
Expenditures to be made in future periods for the current period	(45,872)	(22,646)	(12,584)	(3,401)	(7,241)	—
Total Capital Expenditures and Leasing Commissions - Cash basis	$94,929	$35,368	$28,369	$2,383	$28,651	$158

Development and Redevelopment Expenditures:
Crystal Plazas (PTO)	$34,412	$—	$34,412	$—	$—	$—
7 West 34th Street	15,894	—	—	—	15,894	—
715 Lexington Avenue	8,267	—	—	8,267	—	—
640 Fifth Avenue	7,004	7,004	—	—	—	—
Bergen Mall	6,255	—	—	6,255	—	—
Farley Building	6,200	6,200	—	—	—	—
Other	28,782	902	1,419	16,620	9,195	646
	$106,814	$14,106	$35,831	$31,142	$25,089	$646

___________________________

(1)	Reflects reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2006 vs. Three Months Ended June 30, 2006

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2006 from the three months ended June 30, 2006.

		Office							Temperature
(Amounts in thousands)	Total	New York		Washington, DC		Retail	Merchandise Mart		Controlled Logistics		Toys	Other
EBITDA for the three months ended June 30, 2006	$462,380	$92,545		$112,557		$65,366	$41,843		$16,997		$36,464	$96,608
2006 Operations: Same store operations(1)		(185)		(1,383)		523	(6,223)		(891)
Acquisitions, dispositions and non-operating items that affect comparability, including divisional general and administrative expenses		123		(21,217)		2,096	(4,139)		(95)
EBITDA for the three months ended September 30, 2006	$457,457	$92,483		$89,957		$67,985	$31,481		$16,011		$32,844	$126,696
% increase (decrease) in same store operations		(0.2%	) (2)	(1.6%	) (2)	0.8%	(15.0%	) (3)	(4.3%	)(3)

_____________________________

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

(2)

These decreases reflect seasonal increases in utility costs in the third quarter, of which $3,962 relates to the New York portfolio and $2,645 relates to the Washington, DC portfolio. The same store operations exclusive of the seasonal increases in utilities increased by 3.7% for the New York portfolio and by 1.5% for the Washington, DC portfolio.

(3)	Results primarily from seasonality of operations.

The following table reconciles Net income to EBITDA for the quarter ended June 30, 2006.

		Office				Temperature
(Amounts in thousands)	Total	New York	Washington DC	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Net income (loss) for the three months ended June 30, 2006	$185,867	$47,172	$43,898	$24,928	$26,758	$(416)	$(7,884)	$51,411
Interest and debt expense	171,778	21,523	30,315	27,118	3,762	8,779	44,348	35,933
Depreciation and amortization	133,377	23,850	34,724	13,320	11,245	8,553	32,522	9,163
Income tax (benefit) expense	(28,642)	—	3,620	—	78	81	(32,522)	101
EBITDA for the three months ended June 30, 2006	$462,380	$92,545	$112,557	$65,366	$41,843	$16,997	$36,464	$96,608

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at September 30, 2006			As at December 31, 2005
	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate (1)	$1,123,145	6.52%	$11,231	$1,150,333	5.98%
Fixed rate	6,259,315	5.98%	—	5,104,550	6.06%
	$7,382,460	6.06%	11,231	$6,254,883	6.04%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$199,969	7.28%	2,000	$199,273	5.64%
Variable rate – Toys	1,125,442	6.96%	11,254	1,623,447	7.02%
Fixed rate (including $1,142,195, and $557,844 of Toys debt in 2006 and 2005)	1,960,769	6.93%	—	1,179,626	7.23%
	$3,286,180	6.96%	13,254	$3,002,346	7.01%
Total change in annual net income			$21,963
Per Class A unit-diluted			$0.15

_____________________________________

(1)

Includes $497,977 for our senior unsecured notes due 2007, as we entered into an interest rate swap that effectively converted the interest rate from a fixed rate of 5.625% to a floating rate of LIBOR plus 0.7725%, based upon the trailing three month LIBOR rate (6.14% if set on September 30, 2006). In accordance with SFAS No. 133, as amended, we are required to record the fair value of this derivative instrument at each reporting period. At September 30, 2006, the fair value adjustment was a reduction of $1,531, and is included in the balance of the senior unsecured notes above.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have notes and mortgage loans receivables aggregating $269,047,000, as of September 30, 2006, which are based on variable rates and partially mitigate our exposure to a change in interest rates.

Fair Value of Our Debt

The carrying amount of our debt exceeds its aggregate fair value, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, by approximately $349,481,000 at September 30, 2006.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including an economic interest in McDonalds common shares. In addition, during the nine months ended September 30, 2006, we settled our derivative position in the common shares of Sears Holdings and exercised our warrants to purchase common shares of GMH Communities Trust. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During the three and nine months ended September 30, 2006, we recognized net gains aggregating approximately $70,687,000 and $65,589,000, respectively, from these positions.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures: The management of Vornado (the Company’s sole general partner), with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, such disclosure controls and procedures were effective.

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

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming the Company has no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze the Company’s right to re-allocate which effectively terminated the Company’s right to collect the additional rent from Stop & Shop. On March 3, 2003, after the Company moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. The Company removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, the Company served an answer in which it asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, the Company filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed the Company’s motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties have appealed the Court’s decision and oral argument is expected to occur during November 2006. The Company intends to pursue its claims against Stop & Shop vigorously.

H Street Building Corporation (“H Street”)

On July 22, 2005, two corporations owned 50% by H Street filed a complaint against the Company, H Street and three parties affiliated with the sellers of H Street in the Superior Court of the District of Columbia alleging that we encouraged H Street and the affiliated parties to breach their fiduciary duties to these corporations and interfered with prospective business and contractual relationships. The complaint seeks an unspecified amount of damages and a rescission of our acquisition of H Street. On September 12, 2005, we filed a complaint against each of those corporations and their acting directors seeking a restoration of H Street’s full shareholder rights and damages. In addition, on July 29, 2005, a tenant under ground leases for which one of these 50%-owned corporations is landlord brought a separate suit in the Superior Court of the District of Columbia, alleging, among other things, that the acquisition of H Street violated a provision giving them a right of first offer and seeks rescission of our acquisition, the right to acquire H Street for the price paid by us and/or damages. On July 14, 2006, we filed a counterclaim against the tenant asserting that the tenant and the other owner of the 50%-owned ground landlord deliberately excluded H Street from negotiating and executing a purported amendment to the agreement to lease when H Street’s consent and execution was required and, consequently, that the amended agreement and the related ground leases are invalid, the tenant is in default under the ground leases and the ground leases are void and without any effect. These legal actions are currently in the discovery stage. The Company believes that the actions filed against the Company are without merit and that the Company will ultimately be successful in defending against them.

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

VORNADO REALTY L.P.
(Registrant)

	By:	VORNADO REALTY TRUST

Date November 7, 2006	By:	/s/ Joseph Macnow

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

*
_________________________
	*	Incorporated by reference

3.10	-

Articles of Amendment of Declaration of Trust of Vornado Realty Trust, dated June 6, 2002, as filed with the State Department of Assessments and Taxation of Maryland on June 13, 2002 - Incorporated by reference to Exhibit 3.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

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

*
_________________________
	*	Incorporated by reference

3.20	-

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

Articles Supplementary Classifying Vornado Realty Trust’s Series D-15 6.875% Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share – Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 3, 2006, and Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on August 23, 2006

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

*
_________________________
	*	Incorporated by reference

3.30	-

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

*
_________________________
	*	Incorporated by reference

3.43	-

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

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001- 11954), filed on November 7, 2003

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

*
_________________________
	*	Incorporated by reference

3.56	-

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

*

3.60	-

Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006

*

3.61	-

Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

3.62	-

Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006

*

3.63	-

Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

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

*
_________________________
	*	Incorporated by reference.

Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty L.P. and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty L.P. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1	**	-	Vornado Realty Trust’s 1993 Omnibus Share Plan - Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 331-09159), filed on July 30, 1996	*

10.2	**	-

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

*

10.4	**	-

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

Management and Development Agreement among Alexander’s Inc. and Vornado Realty Trust, dated as of February 6, 1995 - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 21, 1995

*

_________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.12	**	-

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

*

10.19	**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-11954), filed on May 1, 2002

*

10.20	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.21	**	-

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

*
_________________________
		*	Incorporated by reference
		**	Management contract or compensatory agreement.

10.22	**	-

First Amendment, dated June 7, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.23	**	-

Second Amendment, dated October 31, 2002, to the Convertible Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.24	**	-

2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.7 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.25	**	-

First Amendment, dated October 31, 2002, to the 2002 Units Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.8 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.26	**	-

First Amendment, dated October 31, 2002, to the Registration Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 2, 1996 - Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.27	**	-

Trust Agreement between Vornado Realty Trust and Chase Manhattan Bank, dated December 2, 1996 - Incorporated by reference to Exhibit 99.10 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.28	**	-

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

*
_________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.33		-

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

*

10.36	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333- 102216) filed on December 26, 2002	*

10.37	**	-

First Amended and Restated Promissory Note from Michael D. Fascitelli to Vornado Realty Trust, dated December 17, 2001 – Incorporated by reference to Exhibit 10.59 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.38	**	-

Promissory Note from Joseph Macnow to Vornado Realty Trust, dated July 23, 2002– Incorporated by reference to Exhibit 10.60 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11954), filed on March 7, 2003

*

10.39	**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, dated April 9, 2003 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11954), filed on August 8, 2003

*

10.40		-

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 – Incorporated by reference to Exhibit 10.68 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004

*

10.41		-

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty Trust and 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.42		-

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.43	**	-

Form of Stock Option Agreement between the Company and certain employees dated as of February 8, 2005 – Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*
_________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.44	**	-

Form of Restricted Stock Agreement between the Company and certain employees – Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

10.45	**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.46		-

Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty L.P. and certain Vornado Realty Trust’s affiliates – Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.47	**	-

Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan – Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on May 2, 2006

*

10.48	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.49	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.50	**	-

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

*

10.51	**	-

Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.52	**	-

Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.53		-

Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on October 31, 2006

*
_________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.54

Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan – Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on October 31, 2006

*

15.1	-	Letter Regarding Unaudited Interim Financial Information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer
_________________________
	*	Incorporated by reference.