Form 10-Q
period 2008-03-31
VORNADO REALTY LP
filed 2008-05-09
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except unit and per unit amounts)
ASSETS	March 31, 2008	December 31, 2007
Real estate, at cost:
Land	$4,551,850	$4,597,574
Buildings and improvements	11,621,455	11,619,150
Development costs and construction in progress	903,355	822,514
Leasehold improvements and equipment	108,163	106,102
Total	17,184,823	17,145,340
Less accumulated depreciation and amortization	(1,910,438)	(1,825,696)
Real estate, net	15,274,385	15,319,644
Cash and cash equivalents	1,541,074	1,154,595
Escrow deposits and restricted cash	378,253	378,732
Marketable securities	304,903	322,992
Accounts receivable, net of allowance for doubtful accounts of $20,151 and $19,151	167,914	168,183
Investments in partially owned entities, including Alexander’s of $127,816 and $122,797	1,193,501	1,206,742
Investment in Toys “R” Us	377,264	298,089
Mezzanine loans receivable	491,868	492,339
Receivable arising from the straight-lining of rents, net of allowance of $3,129 and $3,076	536,920	516,777
Deferred leasing and financing costs, net of accumulated amortization of $132,083 and $123,624	288,177	275,887
Assets related to discontinued operations	108,461	1,533,240
Due from officers	13,186	13,228
Other assets	810,292	798,487
	$21,486,198	$22,478,935
LIABILITIES AND PARTNERS’ CAPITAL

Notes and mortgages payable	$8,613,600	$7,938,457
Due to Vornado Realty Trust	2,362,825	2,360,412
Senior unsecured notes	698,810	698,656
Exchangeable senior debentures	493,268	492,857
Revolving credit facility debt	—	405,656
Accounts payable and accrued expenses	496,272	475,191
Deferred credit	824,648	848,855
Officers’ deferred compensation plan	71,258	67,714
Deferred tax liabilities	19,741	241,895
Other liabilities	122,381	118,983
Liabilities related to discontinued operations	1,650	1,332,627
Total liabilities	13,704,453	14,981,303
Minority interest	413,879	416,298
Commitments and contingencies
Partners’ Capital:
Equity	7,112,743	7,094,386
Earnings in excess of (less than) distributions	245,602	(42,824)
Accumulated other comprehensive income	9,521	29,772
Total Partner’s Capital	7,367,866	7,081,334
	$21,486,198	$22,478,935

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
(Amounts in thousands, except per unit amounts)

REVENUES:
Property rentals	$536,336	$434,723
Tenant expense reimbursements	87,477	72,466
Fee and other income	28,708	29,055
Total revenues	652,521	536,244
EXPENSES:
Operating	262,605	212,802
Depreciation and amortization	131,505	89,008
General and administrative	49,388	40,417
Costs of acquisitions not consummated	2,283	8,807
Total expenses	445,781	351,034
Operating income	206,740	185,210
Income applicable to Alexander’s	7,929	13,519
Income applicable to Toys “R” Us	80,362	58,661
(Loss) income from partially owned entities	(30,353)	8,695
Interest and other investment income	14,104	53,504
Interest and debt expense (including amortization of deferred financing costs of $4,243 and $2,164)	(148,179)	(130,698)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	—	909
Minority interest of partially owned entities	406	350
Income before taxes	131,009	190,150
Income tax benefit (expense)	217,329	(89)
Income from continuing operations	348,338	190,061
Income (loss) from discontinued operations (including $112,690 net gain on sale of Americold Realty Trust in 2008)	111,094	(1,138)
Net income	459,432	188,923
Preferred unit distributions	(19,092)	(18,806)
NET INCOME applicable to CLASS A UNITS	$440,340	$170,117

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.96	$1.03
Income (loss) from discontinued operations	0.66	(0.01)
Net income per Class A unit	$2.62	$1.02

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.87	$0.98
Income (loss) from discontinued operations	0.62	(0.01)
Net income per Class A unit	$2.49	$0.97

DIVIDENDS PER CLASS A UNIT	$0.90	$0.85

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$459,432	$188,923
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred tax liability	(222,174)	—
Depreciation and amortization (including amortization of debt issuance costs)	156,955	112,956
Equity in income of partially owned entities, including Alexander’s and Toys	(92,529)	(81,285)
Net gain on sale of Americold	(112,690)	—
Write-off of pre-development costs	34,200	—
Amortization of below market leases, net	(23,264)	(14,005)
Straight-lining of rental income	(22,050)	(20,475)
Net losses (gains) from derivative positions	18,362	(9,380)
Distributions of income from partially owned entities	9,978	6,902
Marketable Equity Security – impairment loss	9,073	—
Minority interest of partially owned entities	(3,981)	(3,883)
Other non-cash adjustments	(3,302)	6,699
Costs of acquisitions not consummated	2,283	8,807
Net gains on sale of real estate	(580)	—
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	—	(909)
Loss on early extinguishment of debt and write-off of unamortized financing costs	—	5,969
Changes in operating assets and liabilities:
Accounts receivable, net	3,686	(2,506)
Accounts payable and accrued expenses	46,443	(70,987)
Other assets	(50,270)	(46,600)
Other liabilities	12,003	1,037
Net cash provided by operating activities	221,575	81,263
Cash Flows from Investing Activities:
Development costs and construction in progress	(106,688)	(49,438)
Proceeds from sales of real estate and real estate related investments	199,331	—
Investments in partially owned entities	(74,552)	(91,037)
Additions to real estate	(50,838)	(38,204)
Distributions of capital from partially owned entities	22,163	2,812
Proceeds received from repayment of notes and mortgage loans receivable	19,099	40,150
Acquisitions of real estate and other	(4,874)	(878,654)
Investments in notes and mortgage loans receivable	(4,632)	(135,615)
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(1,623)	(125,359)
Proceeds from sales of, and return of investment in, marketable securities	174	2,217
Cash restricted, including mortgage escrows	866	9,117
Purchases of marketable securities	(830)	(43,685)
Proceeds received from Officer loan repayment	—	2,000
Net cash used in investing activities	(2,404)	(1,305,696)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Three Months Ended March 31,
	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	956,499	2,286,725
Repayments of borrowings	(605,342)	(156,759)
Distributions paid to Class A unitholders	(151,914)	(143,228)
Dividends paid on preferred unitholders	(19,236)	(19,362)
Debt issuance costs	(13,526)	(6,768)
Proceeds from exercise of Vornado share options and other	10,307	1,835
Distributions to minority partners	(9,480)	—
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	—	(86,653)
Net cash provided by financing activities	167,308	1,875,790
Net increase in cash and cash equivalents	386,479	651,357
Cash and cash equivalents at beginning of period	1,154,595	2,233,317
Cash and cash equivalents at end of period	$1,541,074	$2,884,674

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $16,219 and $10,368)	$135,872	$123,753
Cash payments for income taxes	$1,800	$907

Non-Cash Transactions:
Financing assumed in acquisitions	$—	$25,228
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	—	86,653
Mortgage notes payable legally defeased	—	83,542
Unrealized net (loss) gain on securities available for sale	(10,483)	4,124

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”), a fully-integrated real estate investment trust (“REIT”), is the sole general partner of, and owned approximately 90.1% of the common limited partnership interest in, the Operating Partnership at March 31, 2008. All references to “our,” “we,” “us,” the “Operating Partnership” and “the Company” refer to Vornado Realty L.P. and its consolidated subsidiaries.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and its majority-owned subsidiaries, as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year balances related to discontinued operations and income tax expense (benefit) have been reclassified in order to conform to current year presentation.

In connection with purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $222,174,000 of deferred tax liabilities representing the differences between the tax basis and the book basis of the acquired assets and liabilities multiplied by the effective tax rate. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities were eliminated and we recognized $222,174,000 as an income tax benefit on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard is not expected to materially affect how we determine fair value, but may result in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable equity securities–available for sale, (ii) derivative positions in marketable equity securities and (iii) the assets of our officers’ deferred compensation plan (primarily marketable equity securities and equity investments in partially owned entities), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities carried at fair value as of March 31, 2008 are presented in the table below based on the hierarchy used to measure fair value:

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$207,932	$207,932	$—	$—
Officers’ deferred compensation plan assets	71,258	27,573	—	43,685	(2)
Interest rate caps	49	—	49	—
Total Assets, reported at fair value (1)	$279,239	$235,505	$49	$43,685

Derivative positions in marketable equity securities	$1,528	$—	$1,528	$—
Officers’ deferred compensation plan liabilities	71,258	27,573	—	43,685
Total Liabilities, reported at fair value (1)	$72,786	$27,573	$1,528	$43,685

___________________

(1)

We chose not to elect the fair value option prescribed by SFAS 159 for our financial assets and liabilities that had not been previously carried at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)	The fair value of these assets was $50,578 at December 31, 2007. The $6,893 decrease from the December 31, 2007 balance is due to a decline in fair value during the three months ended March 31, 2008.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB re-affirmed the scope of a previously proposed FASB Staff Position (the “FSP”) that, if adopted, would affect the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP would require the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and require retroactive application. The adoption of the FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $170,927,000 (as of March 31, 2008) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,783
2006	6,739
2007	31,370
2008	39,014
2009	42,062
2010	44,571
2011	45,680
2012	9,103

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate, excluding $225,394,000 of net working capital and closing costs, was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. The operations of 1290 Avenue of the Americas are included in the New York Office segment and the operations of 555 California Street are included in the other segment. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

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

The following table presents our pro forma condensed consolidated statement of income for the quarter ended March 31, 2007, as if the above transaction occurred on January 1, 2007. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2007, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Quarter Ended March 31,
(Amounts in thousands, except per unit amounts)	Actual 2008	Pro Forma 2007
Revenues	$652,521	$601,824
Net income	$459,432	177,992
Preferred unit distributions	(19,092)	(18,806)
Net income applicable to Class A units	$440,340	$159,186
Net income per Class A unit – basic	$2.62	$0.96
Net income per Class A unit - diluted	$2.49	$0.90

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2008, we own 32.7% of Toys. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income of loss on a one quarter lag basis. Below is a summary of Toys’ latest available financial information.

(in millions)	Balance as of
Balance Sheet:	February 2, 2008	February 3, 2007
Total Assets	$11,970	$11,790
Total Liabilities	$10,635	$10,637
Total Equity	$1,335	$1,153

	For the Quarterly Period Ended
Income Statement:	February 2, 2008	February 3, 2007
Total Revenues	$5,827	$5,679
Net Income	$240	$173

The Lexington Master Limited Partnership (“Lexington MLP”)

As of March 31, 2008, we own 8,149,593 limited partnership units of Lexington MLP which are exchangeable on a one-for-one basis into common shares of Lexington Realty Trust (“Lexington”) (NYSE: LXP) or a 7.5% limited partnership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s March 31, 2008 closing share price of $14.41 on the NYSE, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington MLP is $117,436,000, or $38,966,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of March 31, 2008, the decline in the value of our investment is not “other-than-temporary.”

GMH Communities L.P. (“GMH”)

As of March 31, 2008, we own 7,337,857 GMH limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.

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

Based on GCT’s March 31, 2008 closing share price of $8.68 on the NYSE, the market value (“fair value” pursuant to SFAS 157) of our investment in GMH and GCT is $85,542,000, or $16,092,000 below the carrying amount of $10.31 per share/unit on our consolidated balance sheet. We have concluded as of March 31, 2008, the decline in value of our investments is not “other-than-temporary” based on the aggregate value anticipated to be received as a result of the transaction described above, including the additional consideration from the sale of GCT’s remaining assets. Beginning on January 1, 2008, we are reserving 100% of our share of GMH’s net income (which amounted to $687,000 for the three months ended March 31, 2008) until the sale transactions have been finalized.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Alexander’s (NYSE: ALX)

As of March 31, 2008, we own 32.8% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of March 31, 2008, Alexander’s owed us $41,192,000 for fees under these agreements.

Based on Alexander’s March 31, 2008 closing share price on the NYSE of $354.50, the market value (“fair value” pursuant to SFAS 157) of our investment in Alexander’s is $586,367,000, or $458,551,000 in excess of the carrying amount on our consolidated balance sheet.

India Real Estate Ventures

As of March 31, 2008, we are a partner in four joint ventures established to develop real estate in India’s leading cities. During the three months ended March 31, 2008, we funded $32,250,000 of cash to one of the four ventures, the India Property Fund L.P. (the “Fund”), and have a remaining capital commitment to the Fund of $82,750,000. As of March 31, 2008, and December 31, 2007, our ownership interest in the Fund was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of the Fund into our consolidated financial statements and beginning January 1, 2008 we account for our investment in the Fund on the equity method. Our aggregate investment in these four ventures is $79,405,000 as of March 31, 2008, and we are committed to fund an additional $96,750,000 to these four ventures.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	Balance as of
	March 31, 2008	December 31, 2007
Toys	$377,264	$298,089
Lexington MLP	$156,402	$160,868
Partially Owned Office Buildings	263,622	215,153
GMH	101,634	103,260
India Real Estate Ventures	79,405	123,997
Alexander’s	127,816	122,797
Beverly Connection Joint Venture (“Beverly Connection”)	94,632	91,302
Other Equity Method Investments	369,990	389,365
	$1,193,501	$1,206,742

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended March 31,
Toys:	2008	2007
32.7% in 2008 and 32.9% in 2007 share of equity in net income	$78,355	$56,815
Interest and other income	2,007	1,846
	$80,362	$58,661
Alexander’s:
32.8% share of:
Equity in net income before stock appreciation rights compensation (expense) income	$5,127	$6,116
Stock appreciation rights compensation (expense) income	(205)	4,694
Equity in net income	4,922	10,810
Management and leasing fees	2,127	2,181
Development fees	880	528
	$7,929	$13,519
Beverly Connection:
50% share of equity in net loss	$(1,691)	$(1,327)
Interest and fee income	3,415	2,277
	1,724	950
Lexington MLP – 7.5% in 2008 and 7.4% in 2007 share of equity in net income (1)	1,827	—
H Street partially owned entities – 50% share of equity in net income	—	2,834 (2)
GMH – 13.8% in 2008 and 13.5% in 2007 share of equity in net loss	—	(312)
India Real Estate Ventures – 4% to 36.5% share of equity in net loss	(414)	—
Other (3) (4)	(33,490)	5,223
	$(30,353)	$8,695

_________________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Notes to preceding tabular information:

(1)

Effective as of the December 31, 2006 merger of Newkirk Master Limited Partnership with Lexington MLP, we recognize our share of Lexington MLP’s net earnings on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, our “equity in net income or loss from partially owned entities” for the three months ended March 31, 2007 did not include our share of Lexington MLP’s net income or loss for its first quarter ended March 31, 2007.

(2)

Represents our 50% share of equity in net income from January 1, 2007 through March 31, 2007. On April 30, 2007, we acquired the remaining 50% interest of these entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method.

(3)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(4)

The three months ended March 31, 2008 includes a $34,200 write-off for our share of two joint ventures’ pre-development costs, of which $23,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of March 31, 2008 and December 31, 2007, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	March 31, 2008	December 31, 2007
Toys (32.7% interest) (as of February 3, 2008 and November 3, 2007, respectively):
$1.3 billion senior credit facility, due 2010, LIBOR plus 3.00% (6.12% at March 31, 2008)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75%	—	489,000
Mortgage loan, due 2010, LIBOR plus 1.30% (4.12% at March 31, 2008)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.10% at March 31, 2008)	797,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	696,000	741,000
7.625% bonds, due 2011 (Face value – $500,000)	482,000	481,000
7.875% senior notes, due 2013 (Face value – $400,000)	374,000	373,000
7.375% senior notes, due 2018 (Face value – $400,000)	332,000	331,000
4.51% Spanish real estate facility, due 2013	196,000	193,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (8.00% at March 31, 2008)	180,000	180,000
Japan bank loans, due 2011-2014, 1.20%-2.80%	154,000	161,000
Japan short-term borrowings, due 2011 (weighted average rate of 1.05% at March 31, 2008)	137,000	243,000
6.84% Junior U.K. real estate facility, due 2013	124,000	132,000
4.51% French real estate facility, due 2013	95,000	93,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	21,000	19,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00%	—	28,000
Other	37,000	41,000
	5,746,000	6,423,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable with yield maintenance)	381,184	383,670
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable with yield maintenance)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	202,483	203,456
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	79,058	79,285
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (4.32% at March 31, 2008)	81,662	55,786
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,132,387	1,110,197
Lexington MLP (7.5% interest) (as of December 31, 2007 and September 30, 2007, respectively): Portion of first mortgages collateralized by the partnership’s real estate, due from 2008 to 2024, with a weighted average interest rate of 5.89% at March 31, 2008 (various prepayment terms)	3,047,550	3,320,261

GMH (13.8% interest) (as of December 31, 2007 and September 30, 2007, respectively): Mortgage notes payable, due from 2008 to 2024, with a weighted average interest rate of 5.45% (various prepayment terms)	1,015,136	995,818

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
	March 31, 2008	December 31, 2007
Partially owned office buildings:
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.70% at March 31, 2008 (various prepayment terms)	$143,980	$144,340
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	63,740	64,035
330 Madison Avenue (25% interest) mortgage note payable, due in May 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2009, LIBOR plus 1.0% (4.12% at March 31, 2008)	56,680	56,680
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	21,746	21,808
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2022, with a weighted average interest rate of 12.87% at March 31, 2008 (various prepayment terms)	137,609	136,431
India Property Fund L.P. (36.5% interest) $82.5 million secured revolving credit facility, due in June 2008, LIBOR plus .80% (3.51% at March 31, 2008) (see note (8) on page 21)	77,888	—
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2037, with a weighted average interest rate of 6.16% at March 31, 2008 (various prepayment terms)	509,748	487,122
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2015, with a weighted average interest rate of 5.73% at March 31, 2008 (various prepayment terms)	255,704	225,704
Beverly Connection (50% interest) mortgage and mezzanine loans payable, with a weighted average interest rate of 8.55%, $70,000 of which is due to Vornado	170,000	170,000
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option LIBOR plus 1.75% (4.88% at March 31, 2008)	107,914	101,045
Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,334	14,422
Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	8,990	9,045
Other	280,407	282,320

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,093,044,000 and $3,289,873,000 as of March 31, 2008 and December 31, 2007, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of March 31, 2008 and December 31, 2007.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	March 31, 2008	March 31, 2008	December 31, 2007
Tharaldson Lodging Companies	04/09	6.94%	$76,292	$76,219
Riley HoldCo Corp.	02/15	10.0%	74,296	74,268
280 Park Avenue	06/16	10.25%	73,750	73,750
Equinox	02/13	14.0%	75,798	73,162
MPH, net of a valuation allowance of $46,700 and $57,000, respectively (1)	—	—	19,300	9,000
Other	11/08-08/15	4.75%-15.0%	172,432	185,940
			$491,868	$492,339

_____________________

(1)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700, for $66,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. As of December 31, 2007, we reduced the net carrying amount of the loans to $9,000, by recognizing a $57,000 non-cash charge which was included as a reduction of “interest and other investment income” on our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. As of March 31, 2008, we have reduced our valuation allowance from $57,000 to $46,700, resulting in the recognition of $10,300 of “interest and other investment income” in the quarter ended March 31, 2008.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of March 31, 2008 and December 31, 2007.

	Balance as of
(Amounts in thousands)	March 31, 2008	December 31, 2007

Identified intangible assets (included in other assets):
Gross amount	$772,730	$727,205
Accumulated amortization	(196,298)	(163,688)
Net	$576,432	$563,517
Goodwill (included in other assets):
Gross amount	$4,345	$4,345
Identified intangible liabilities (included in deferred credit):
Gross amount	$980,329	$977,574
Accumulated amortization	(192,760)	(163,473)
Net	$787,569	$814,101

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $23,264,000 and $14,005,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$66,576
2010	59,305
2011	56,037
2012	52,351
2013	44,558

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $24,581,000 and $6,933,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$58,891
2010	56,247
2011	53,878
2012	49,242
2013	41,140

We are a tenant under ground leases for certain properties acquired during 2007 and 2006. Amortization of these acquired below market leases resulted in an increase to rent expense of $533,000 and $384,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$2,133
2010	2,133
2011	2,133
2012	2,133
2013	2,133

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Debt

The following is a summary of our notes and mortgages payable:

(Amounts in thousands)		Interest Rate	Balance as of
Fixed Interest:	Maturity	At March 31, 2008	March 31, 2008	December 31,2007
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$451,796	$454,166
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	290,848	292,000
909 Third Avenue	04/15	5.64%	216,469	217,266
Eleven Penn Plaza	12/14	5.20%	209,475	210,338

Washington DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
1215, 1225, 1235 Clark Street, 200 12th Street and 251 18th Street	10/10-08/13	6.75%-7.09%	202,951	203,679
River House Apartment Complex (1)	04/15	5.43%	195,546	46,339
2011, 2032, 2345 Crystal Dive	09/08-08/13	6.66%-7.08%	149,352	150,084
1550, 1750 Crystal Drive and 241 18th Street	10/10-11/14	6.82%-7.08%	132,922	133,471
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	89,156	89,514
Universal Buildings	06/14	5.09%	61,966	62,613
1750 Pennsylvania Avenue	06/12	7.26%	47,045	47,204
1800, 1851, 1901 South Bell Street	12/11	6.91%	33,681	35,558

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	454,013	455,907
Springfield Mall (including present value of purchase option)	04/13	5.45%	255,794	256,796
Green Acres Mall (2)	02/08	6.75%	—	137,331
Montehiedra Town Center	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	6.42%	96,506	97,050
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	61,798	62,130
Other	05/09-11/34	4.00%-7.57%	165,351	165,299

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	221,222	221,258
Boston Design Center	09/15	5.02%	71,498	71,750
Washington Design Center	11/11	6.95%	45,508	45,679

Other:
555 California Street	05/10-09/11	5.97%	719,846	719,568
Industrial Warehouses	10/11	6.95%	25,559	25,656
Total Fixed Interest Notes and Mortgages Payable		5.97%	$7,228,578	$7,230,932

_____________________

See notes on page 21.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	March 31, 2008	March 31, 2008	December 31, 2007
Variable Interest:
New York Office:
Manhattan Mall	02/12	L+55	3.37%	$232,000	$232,000
866 UN Plaza	05/11	L+40	2.96%	44,978	44,978
Washington, DC Office:
2101 L Street (3)	02/13	L+120	3.81%	150,000	—
Courthouse Plaza One and Two	01/15	L+75	3.86%	73,697	74,200
River House Apartments (1)	04/18	(1)	3.66%	64,000	—
Commerce Executive III, IV and V	07/09	L+55	3.67%	50,223	50,223
1999 K Street (4)	12/10	L+130	3.95%	30,997	—
220 20th Street (5)	01/11	L+115	3.75%	7,120	—
West End 25 (6)	02/11	L+130	3.86%	6,506	—
Retail:
Green Acres Mall (2)	02/13	L+140	4.52%	335,000	—
Bergen Town Center (7)	03/13	L+150	4.06%	157,755	—
Other:
220 Central Park South	11/10	L+235 – L+245	5.50%	128,998	128,998
India Property Fund L.P. $82.5 million secured revolving credit facility (8)	—	L+80	—	—	82,500
Other	07/08-02/10	Various	5.41%	103,748	94,626
Total Variable Interest Notes and Mortgages Payable			4.18%	1,385,022	707,525
Total Notes and Mortgages Payable			5.68%	$8,613,600	$7,938,457

Due to Vornado Realty Trust:
Due 2027	04/12 (9)		2.85%	$1,377,678	$1,376,278
Due 2026	11/11 (9)		3.63%	985,147	984,134
Total Due to Vornado Realty Trust			3.17%	$2,362,825	$2,360,412

Senior Unsecured Notes:
Senior unsecured notes due 2009	08/09		4.50%	$249,460	$249,365
Senior unsecured notes due 2010	12/10		4.75%	199,483	199,436
Senior unsecured notes due 2011	02/11		5.60%	249,867	249,855
Total Senior Unsecured Notes			4.96%	$698,810	$698,656

Exchangeable Senior Debentures due 2025	04/12 (9)		3.88%	$493,268	$492,857

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	—	$—	$300,000
$1.000 billion unsecured revolving credit facility ($51,472 reserved for outstanding letters of credit)	06/11	L+55	—	—	105,656
Total Unsecured Revolving Credit Facilities			—	$—	$405,656

_______________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Debt - continued

Notes to preceding tabular information ($ in thousands):

(1)

On March 12, 2008 we completed a $260,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000 interest-only seven year 5.43% fixed rate mortgage and a $64,000 interest-only ten year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.66% at March 31, 2008). We retained net proceeds of $205,000 after repaying the existing loan.

(2)

On February 11, 2008, we completed a $335,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (4.52% at March 31, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000 after repaying the existing loan.

(3)

On February 26, 2008, we completed a $150,000 financing of 2101 L Street. The loan bears interest at LIBOR plus 1.20% (3.81% at March 31, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000.

(4)

On March 27, 2008, we closed a construction loan providing up to $124,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (3.95% at March 31, 2008) and matures in December 2010 with two 6-month extension options.

(5)

On January 18, 2008, we closed a construction loan providing up to $87,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (3.75% at March 31, 2008) and matures in January 2011 with two six-month extension options.

(6)

On February 20, 2008, we closed a construction loan providing up to $104,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.86% at March 31, 2008) and matures in February 2011 with two six-month extension options.

(7)

On March 24, 2008, we closed a construction loan providing up to $290,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (4.06% at March 31, 2008) and matures in March 2011 with two one-year extension options.

(8)

Beginning in the first quarter of 2008, we account for our investment in the India Property Fund on the equity method and no longer consolidate its accounts into our consolidated financial statements, based on the reduction in our ownership interest from 50.6% as of December 31, 2007 to 36.5% as of March 31, 2008.

(9)	Represents the earliest date the holders can require us to repurchase the debentures.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Tenant cleaning revenue	$13,422	$9,843
Management and leasing fees	3,968	7,199
Lease termination fees	2,453	3,441
Other income	8,865	8,572
	$28,708	$29,055

Fee and other income above include management fee income from Interstate Properties, a related party, of $211,000 and $206,000 for the three months ended March 31, 2008 and 2007, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

10.	Discontinued Operations (including $112,690,000 net gain on sale of Americold Realty Trust in 2008)

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust (“Americold”), our Temperature Controlled Logistics segment, for $220,000,000, which resulted in a net gain of $112,690,000. Accordingly, during the first quarter of 2008, we classified our Temperature Controlled Logistics segment as a discontinued operation in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to this segment as “income from discontinued operations” and the related assets and liabilities of this segment as “assets held for sale” and “liabilities held for sale” for all periods presented in the accompanying consolidated financial statements.

The following table sets forth the assets and liabilities related to discontinued operations at March 31, 2008 and December 31, 2007, which consist primarily of the net book value of real estate and the assets and liabilities of Americold.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
H Street – land under sales contract	$108,461	$108,470	$—	$—
Americold	—	1,424,770	1,650	1,332,627
	$108,461	$1,533,240	$1,650	$1,332,627

The following table sets forth the combined results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Revenues	$216,182	$202,217
Expenses	218,358	203,355
Net loss	(2,176)	(1,138)
Net gain on sale of Americold	112,690	—
Net gain on sale of other real estate	580	—
Income (loss) from discontinued operations	$111,094	$(1,138)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and potentially dilutive unit equivalents. Potentially dilutive unit equivalents include our convertible preferred units, Vornado employee stock options and restricted unit awards, and exchangeable senior debentures due 2025.

(Amounts in thousands, except per unit amounts)	For The Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$348,338	$190,061
Income (loss) from discontinued operations	111,094	(1,138)
Net income	459,432	188,923
Preferred unit distributions	(19,092)	(18,806)
Numerator for basic income per Class A unit – net income applicable to Class A Units	440,340	170,117
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	5,255	5,309
Convertible preferred unit distributions	1,447	539
Numerator for diluted income per Class A unit – net income applicable to Class A Units	$447,012	$175,965
Denominator:
Denominator for basic income per Class A unit – weighted average units	167,801	166,464
Effect of dilutive securities (1):
Vornado Employee stock options and restricted unit awards	5,011	7,430
3.875% exchangeable senior debentures	5,559	5,560
Convertible preferred units	1,489	1,186
Denominator for diluted income per Class A unit – adjusted weighted average Class A Units and assumed conversions	179,860	180,640
INCOME PER CLASS A UNIT– BASIC:
Income from continuing operations	$1.96	$1.03
Income (loss) from discontinued operations	0.66	(0.01)
Net income per Class A unit	$2.62	$1.02
INCOME PER CLASS A UNIT– DILUTED:
Income from continuing operations	$1.87	$0.98
Income (loss) from discontinued operations	0.62	(0.01)
Net income per Class A unit	$2.49	$0.97

__________________

(1)

The effect of dilutive securities in the three months ended March 31, 2008 and 2007 excludes an aggregate of 1,676,677 and 81,862 weighted average unit equivalents, respectfully, as their effect was anti-dilutive.

12.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended March 31,
	2008	2007
Net income	$459,432	$188,923
Other comprehensive (loss) income	(20,251)	6,761
Comprehensive income	$439,181	$195,684

Substantially all of other comprehensive (loss) income for the three months ended March 31, 2008 and 2007 relates to income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three months ended March 31, 2008 and 2007 consists of Vornado’s stock option awards, restricted unit awards, and Vornado’s Out-Performance Plan awards. During the three months ended March 31, 2008 and 2007, we recognized $8,075,000 and $5,647,000 of stock-based compensation expense, respectively, of which $3,128,000 in 2008 relates to Vornado’s 2006 and 2008 Out-Performance Plans.

2008 Stock Options

On March 31, 2008, the Compensation Committee approved a grant of Vornado stock options to senior executives and employees. The options were granted with an exercise price 17.5% in excess of the average of the high and low price of Vornado’s shares on the New York Stock Exchange on that date. The options are expensed pro rata over the 5-year vesting term in accordance with SFAS No. 123R.

2008 Out-Performance Plan

On March 31, 2008, the Compensation Committee approved the Vornado Realty Trust $75,000,000 out-performance plan (the “2008 OPP”) that requires the achievement of performance objectives against both absolute and relative thresholds. The 2008 OPP establishes a potential performance pool in which 71 members of senior management have the opportunity to share in, if the total return to our shareholders (the “Total Return”), resulting from both share appreciation and dividends, for the four-year period from March 31, 2008 to March 31, 2012 exceeds both an absolute and a relative hurdle. The initial value from which to determine the Total Return is $86.20 per share, a 0.93% premium to the trailing 10-day average closing price for Vornado’s shares on the date the plan was adopted.

The size of the out-performance pool for the 2008 OPP is 6% of the aggregate “out-performance return” subject to a maximum total award of $75,000,000 (the “Maximum Award”). The “out-performance return” is comprised of (i) 3% of the total dollar value of the Total Return in excess of 10% per annum (the “Absolute Component”), plus (ii) 3% of the total dollar value of the Total Return in excess of the Relative Threshold (the “Relative Component”), based on the SNL Equity REIT Index (the “Index”) over the four-year performance period. In the event that the Relative Component creates a negative award as a result of underperforming the Index, the value of any out-performance award potentially earned under the Absolute Component will be reduced dollar for dollar. In addition, awards potentially earned under the Relative Component will be reduced on a ratable sliding scale to the extent the Total Return is less than 10% per annum and to zero to the extent the Total Return is less than 7% per annum. The size of this out-performance pool, if any, will be determined based on the highest 30-trading day trailing average price of Vornado’s shares during the final 150 days of the four-year period. During the four-year performance period, participants are entitled to receive 10% of the common dividends paid on Vornado’s common shares for each OPP unit awarded, regardless of whether the OPP units are ultimately earned.

The 2008 OPP also provides participants an opportunity to earn partial awards during two interim measurement periods (the “Interim Periods”): (a) one for a period consisting of the first two years of the plan and (b) one for a period consisting of the final two years of the plan. For each Interim Period, participants may be entitled to share in 40% ($30,000,000) of the maximum $75,000,000 performance pool if the performance thresholds have been met for the applicable Interim Periods on a pro rated basis. The starting Vornado share price for the first Interim Period is $86.20 per share. The starting Vornado share price for the second Interim Period is equal to the greater of Vornado’s share price on March 31, 2010, or the initial starting Vornado share price of $86.20 per share less dividends paid during the first two years of the plan. If the maximum award is earned during the first Interim Period, participants lose the potential to earn the second Interim Period award, but not the potential to earn the remainder of the maximum award over the four-year period. The size of any out-performance pool for an Interim Period will be determined based on the highest 30-day trailing average price of Vornado shares during the final 120 days of the applicable Interim Period.

Awards earned under the program (including any awards earned for the Interim Periods), will vest 50% on March 31, 2012 and 50% on March 31, 2013. The 2008 OPP is accounted for in accordance with FASB No. 123R. The fair value of the OPP awards on the day of grant, as adjusted for estimated forfeitures, was approximately $21,500,000, which will be amortized into expense over a five-year period beginning on the date of grant through the final vesting period, using a graded vesting attribution model.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Commitments and Contingencies

At March 31, 2008, $51,472,000 was reserved for outstanding letters of credit under our $1 billion revolving credit facility. Our credit facilities contain financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

In connection with our investments in partially owned entities, we are committed to fund additional capital aggregating $128,988,000. Of this amount, $82,750,000 relates to our equity commitment to the India Property Fund, L.P., and $19,701,000 relates to capital expenditures committed to the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mixed-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of March 31, 2008, we have funded $23,545,000 of this commitment.

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we have $1.5 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $285,810,000 and $82,240,000 of cash invested in these agreements at March 31, 2008 and December 31, 2007, respectively.

On January 16, 2008, our Board of Trustees approved the termination of the Vornado Realty Trust Retirement Plan and the Merchandise Mart Properties Pension Plan. The plans were frozen in 1998 and 1999, respectively. The termination is expected to be completed in the third quarter of 2008. Our current estimate of the cost we will incur during the third quarter of 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Commitments and Contingencies - continued

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Retirement Plans

On January 16, 2008, our Board of Trustees approved the termination of the Vornado Realty Trust Retirement Plan (“Vornado Plan”) and the Merchandise Mart Properties Pension Plan (“Mart Plan”). The termination is expected to be completed in the third quarter of 2008. Our current estimate of the cost we will incur during the third quarter of 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended March 31,
	2008	2007
Interest cost	$292	$293
Expected return on plan assets	(309)	(299)
Amortization of net loss	65	61
Net periodic benefit cost	$48	$55

Employer Contributions

During the quarter ended March 31, 2008, we made no contributions to the plans. We made contributions of $366,000 to the plans during the three months ended March 31, 2007. We anticipate making contributions of $2,205,000 to the plans during the remainder of 2008.

16.	Costs of Acquisitions Not Consummated

In the first quarter of 2008, we wrote-off $2,283,000 of costs associated with the Hudson Rail Yards acquisition not consummated. In the first quarter of 2007, we wrote-off $8,807,000 of costs associated with The Equity Office Properties Trust acquisition not consummated.

17.	Marketable Equity Securities

In the first quarter of 2008, we determined that an investment in a marketable equity security was “other-than-temporarily” impaired and recorded a non-cash charge of $9,073,000, based on the March 31, 2008 closing share price of this security, which is included in “interest and other investment income” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended March 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$491,022	$176,503	$126,232	$86,721	$57,543	$—	$44,023
Straight-line rents:
Contractual rent increases	17,951	7,283	3,349	5,799	1,377	—	143
Amortization of free rent	4,099	871	1,505	(1,221)	2,353	—	591
Amortization of acquired below- market leases, net	23,264	15,329	1,105	4,954	33	—	1,843
Total rentals	536,336	199,986	132,191	96,253	61,306	—	46,600
Tenant expense reimbursements	87,477	31,523	15,532	33,690	4,589	—	2,143
Fee and other income:
Tenant cleaning revenue	13,422	17,154	—	—	—	—	(3,732)
Management and leasing fees	3,968	1,402	3,156	365	140	—	(1,095)
Lease termination fees	2,453	1,924	—	375	154	—	—
Other	8,865	3,935	4,220	(379)	1,440	—	(351)
Total revenues	652,521	255,924	155,099	130,304	67,629	—	43,565
Operating expenses	262,605	106,646	52,941	48,054	35,368	—	19,596
Depreciation and amortization	131,505	45,775	37,761	21,136	11,787	—	15,046
General and administrative	49,388	4,786	7,072	7,762	7,471	—	22,297
Costs of acquisition not consummated	2,283	—	—	—	—	—	2,283
Total expenses	445,781	157,207	97,774	76,952	54,626	—	59,222
Operating income (loss)	206,740	98,717	57,325	53,352	13,003	—	(15,657)
Income applicable to Alexander’s	7,929	189	—	148	—	—	7,592
Income applicable to Toys “R” Us	80,362	—	—	—	—	80,362	—
(Loss) income from partially owned entities	(30,353)	2,577	1,279	2,907	518	—	(37,634)
Interest and other investment income	14,104	708	679	242	93	—	12,382
Interest and debt expense	(148,179)	(35,631)	(29,622)	(20,246)	(13,021)	—	(49,659)
Minority interest of partially owned entities	406	(945)	—	14	—	—	1,337
Income (loss) before income taxes	131,009	65,615	29,661	36,417	593	80,362	(81,639)
Income tax benefit (expense)	217,329	—	221,677	(2)	(210)	—	(4,136)
Income (loss) from continuing operations	348,338	65,615	251,338	36,415	383	80,362	(85,775)
Income (loss) from discontinued operations	111,094	—	—	(520)	—	—	111,614
Net Income	459,432	65,615	251,338	35,895	383	80,362	25,839
Interest and debt expense (1)	207,961	34,004	30,628	23,827	13,233	41,495	64,774
Depreciation and amortization(1)	181,185	43,620	39,242	22,202	11,907	34,102	30,112
Income tax (benefit) expense (1)	(122,780)	—	(221,672)	2	210	93,919	4,761
EBITDA	$725,798	$143,239	$99,536	$81,926	$25,733	$249,878	$125,486

The Washington, DC Office segment includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street. Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold, a $34,200 write-off of pre-development costs, an $18,362 net loss on the mark-to-market of derivative instruments, $10,300 for the reversal of a mezzanine loan loss accrual, a $9,073 impairment loss on a marketable equity security and $2,283 of expense for costs of acquisitions not consummated.

_______________________

See notes on page 30.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended March 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$400,243	$137,648	$105,617	$77,721	$61,026	$—	$18,231
Straight-line rents:
Contractual rent increases	14,586	10,414	479	2,897	654	—	142
Amortization of free rent	5,889	398	4,840	272	379	—	—
Amortization of acquired below- market leases, net	14,005	7,292	973	5,239	30	—	471
Total rentals	434,723	155,752	111,909	86,129	62,089	—	18,844
Tenant expense reimbursements	72,466	28,708	9,356	28,697	4,793	—	912
Fee and other income:
Tenant cleaning revenue	9,843	12,086	—	—	—	—	(2,243)
Management and leasing fees	7,199	855	6,561	344	22	—	(583)
Lease termination fees	3,441	1,798	95	1,505	43	—	—
Other	8,572	3,781	3,099	354	1,282	—	56
Total revenues	536,244	202,980	131,020	117,029	68,229	—	16,986
Operating expenses	212,802	88,252	39,610	40,517	31,581	—	12,842
Depreciation and amortization	89,008	29,805	25,558	17,283	11,091	—	5,271
General and administrative	40,417	3,946	8,385	7,002	7,438	—	13,646
Costs of acquisition not consummated	8,807	—	—	—	—	—	8,807
Total expenses	351,034	122,003	73,553	64,802	50,110	—	40,566
Operating income (loss)	185,210	80,977	57,467	52,227	18,119	—	(23,580)
Income applicable to Alexander’s	13,519	188	—	209	—	—	13,122
Income applicable to Toys “R” Us	58,661	—	—	—	—	58,661	—
Income from partially owned entities	8,695	1,287	3,692	1,295	339	—	2,082
Interest and other investment income	53,504	673	313	75	95	—	52,348
Interest and debt expense	(130,698)	(29,468)	(34,522)	(20,008)	(12,847)	—	(33,853)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	909	—	—	—	—	—	909
Minority interest of partially owned entities	350	—	—	47	—	—	303
Income before income taxes	190,150	53,657	26,950	33,845	5,706	58,661	11,331
Income tax (expense) benefit	(89)	—	224	—	(313)	—	—
Income from continuing operations	190,061	53,657	27,174	33,845	5,393	58,661	11,331
Loss from discontinued operations	(1,138)	—	(66)	(34)	—	—	(1,038)
Net Income	188,923	53,657	27,108	33,811	5,393	58,661	10,293
Interest and debt expense (1)	198,771	30,138	35,908	22,797	13,064	46,634	50,230
Depreciation and amortization(1)	163,151	30,742	28,844	18,286	11,237	55,396	18,646
Income tax expense (1)	55,584	—	1,632	—	313	53,397	242
EBITDA	$606,429	$114,537	$93,492	$74,894	$30,007	$214,088	$79,411

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Alexander’s	$14,887	$20,333
555 California Street	11,645	—
Lexington MLP	11,077	—
Hotel Pennsylvania	5,413	3,604
Industrial warehouses	1,438	1,373
GMH (see page 11)	—	4,168
Other investments	(2,834)	3,911
	41,626	33,389
Corporate general and administrative expenses	(20,242)	(12,374)
Write-off of pre-development costs (see note (4) on page 14)	(34,200)	—
Costs of acquisitions not consummated	(2,283)	(8,807)
Investment income and other	11,318	51,062
Income from discontinued operations (including $112,690 net gain on sale of Americold in 2008)	129,267	16,141
	$125,486	$79,411

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust (“Americold”), our Temperature Controlled Logistics segment, for $220,000,000, which resulted in a net gain of $112,690,000. Accordingly, during the first quarter of 2008, we classified our Temperature Controlled Logistics segment as a discontinued operation in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to this segment as “income from discontinued operations” and the related assets and liabilities of this segment as “assets held for sale” and “liabilities held for sale” for all periods presented in the accompanying consolidated financial statements. Accordingly, our reportable segments no longer include a Temperature Controlled Logistics segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2007, and the related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 10 that were applied to reclassify the December 31, 2007 consolidated balance sheet of Vornado Realty L.P. (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2007.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 9, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2008.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado’s shareholder value. We measure our success in meeting this objective by our total return to Vornado shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending March 31, 2008:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(25.4%)	(17.9%)	(17.3%)
Three-years	39.5%	39.9%	39.6%
Five-years	202.3%	130.4%	132.9%
Ten-years	236.4%	175.8%	175.0%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit” crisis spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which would negatively impact stock price performance of public real estate companies, including ours. If these conditions continue to persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and effective rents which would result in a corresponding decrease in net income, funds from operations and cash flows. In addition, the value of our investments in joint ventures, marketable securities and mezzanine loans may also decline as a result of the above factors. Such declines may result in impairment charges and/or valuation allowances which would result in a corresponding decrease in net income.

Overview – continued

Quarter Ended March 31, 2008 Financial Results Summary

Net income applicable to Class A units for the quarter ended March 31, 2008 was $440,340,000, or $2.49 per diluted Class A unit, versus $170,117,000, or $0.97 per diluted Class A unit, for the quarter ended March 31, 2007. Net income for the quarter ended March 31, 2008 includes $6,002,000 for our share of net gains on sale of real estate. Net income for the quarters ended March 31, 2008 and 2007 also includes certain items that affect comparability which are listed in the table below. The aggregate of these items increased net income applicable to Class A units for the quarter ended March 31, 2008 by $284,304,000, or $1.58 per diluted Class A unit and decreased net income applicable to Class A units for the quarter ended March 31, 2007 by $3,433,000, or 0.02 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Items that affect comparability (income)/expense:
Reversal of deferred income taxes initially recorded in connection with H Street acquisition	$(222,174)	$—
Net gain on sale of our 47.6% interest in Americold	(112,690)	—
Write-off of pre-development costs (see below)	34,200	—
Derivative positions in marketable equity securities	18,362	(9,380)
Reversal of MPH mezzanine loan loss accrual	(10,300)	—
Marketable equity security - impairment loss	9,073	—
Costs of acquisitions not consummated	2,283	8,807
Alexander’s stock appreciation rights	205	(4,694)
Prepayment penalties and write-off of unamortized financing costs	—	5,861
H Street litigation costs	—	1,891
Other, net	1,663	—
	(279,378)	2,485
47.6% share of Americold’s Net losses – sold on March 31, 2008	1,076	948
	$(278,302)	$3,433

The three months ended March 31, 2008 includes a $34,200,000 write-off for our share of two joint ventures’ pre-development costs, of which $23,000,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

Overview – continued

We did not recognize income on certain assets with an aggregate carrying amount of approximately $1.3 billion during the quarter ended March 31, 2008, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, 220 20th Street, 1229-1231 25th Street (“West End 25”), 1999 K Street, 220 Central Park South, 40 East 66th Street, and certain investments in joint ventures including Beverly Connection, Wasserman and 800 17th Street/PNC Place investments.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2008 over the quarter ended March 31, 2007 and the trailing quarter ended December 31, 2007 are summarized below.

Quarter Ended:
	New York Office	Washington, DC Office	Retail	Merchandise Mart
March 31, 2008 vs. March 31, 2007	6.5%	7.2%	5.2%	(2.7)%
March 31, 2008 vs. December 31, 2007	(0.8)%	2.0%	1.3%	(12.5)%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2008 Dispositions:

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust, our Temperature Controlled Logistics segment, for $220,000,000 which resulted in a net gain of $112,690,000. Accordingly, during the first quarter of 2008, we classified our Temperature Controlled Logistics segment as a discontinued operation in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to this segment as “income from discontinued operations” and the related assets and liabilities of this segment as “assets held for sale” and “liabilities held for sale” for all periods presented in the accompanying consolidated financial statements.

2008 Financings:

On January 18, 2008, we closed a construction loan providing up to $87,000,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (3.75% at March 31, 2008) and matures in January 2011 with two six-month extension options. As of March 31, 2008, $7,000,000 was drawn under this loan.

On February 11, 2008, we completed a $335,000,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (4.52% at March 31, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000,000 after repaying the existing loan.

On February 20, 2008, we closed a construction loan providing up to $104,000,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.86% at March 31, 2008) and matures in February 2011 with two six-month extension options. As of March 31, 2008, $6,500,000 was drawn under this loan.

On February 26, 2008, we completed a $150,000,000 financing of our 2101 L Street property located in Washington, DC. The loan bears interest at LIBOR plus 1.20% (3.81% at March 31, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000,000.

On March 12, 2008 we completed a $260,000,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000,000 interest-only seven year 5.43% fixed rate mortgage and a $64,000,000 interest-only ten year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.66% at March 31, 2008). We retained net proceeds of $205,000,000 after repaying the existing loan.

On March 24, 2008, we closed a construction loan providing up to $290,000,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (4.06% at March 31, 2008) and matures in March 2011 with two one-year extension options. As of March 31, 2008, $158,000,000 was drawn under this loan.

On March 27, 2008, we closed a construction loan providing up to $124,000,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (3.95% at March 31, 2008) and matures in December 2010 with two 6-month extension options. As of March 31, 2008, $31,000,000 was drawn under this loan.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue recognition on a GAAP basis. Tenant improvements and leasing commissions are presented below based on square feet leased during the period, on a per square foot and per square foot per annum basis based on weighted average lease terms and as a percentage of initial rent per square foot.

(Square feet and cubic feet in thousands)				Merchandise Mart
As of March 31, 2008:	New York Office	Washington, DC Office	Retail	Office	Showroom
Square feet/ cubic feet	16,025	17,874	21,820	2,390	6,169
Number of properties	28	88	176	8	8
Occupancy rate	97.6%	93.4%	94.2%	92.6%	93.5%
Leasing Activity:
Quarter Ended March 31, 2008:
Square feet	345	879	294	—	203
Initial rent (1)	$76.16	$37.13	$29.98	$—	$26.23
Weighted average lease terms (years)	8.4	7.8	7.1	—	4.9
Rent per square foot on relet space:				—
Square feet	325	698	219	—	199
Initial Rent (1)	$77.24	$34.58	$29.41	$—	$25.82
Prior escalated rent	$52.87	$27.68	$25.75	$—	$25.47
Percentage increase:				—
Cash basis	46.1%	24.9%	14.2%	—	1.4%
GAAP basis	57.2%	23.0%	24.2%	—	10.1%
Rent per square foot on space previously vacant:
Square feet	20	181	75	—	4
Initial rent (1)	$58.58	$47.00	$31.65	$—	$46.66

Tenant improvements and leasing commissions:
Per square foot	$45.80	$20.45	$6.73	$—	$3.83
Per square foot per annum	$5.46	$2.62	$0.95	$—	$0.78
Percentage of initial rent	7.2%	7.1%	3.2%	—	3.0%

As of December 31, 2007:
Square feet/ cubic feet	15,994	17,931	21,934	2,390	6,139
Number of properties	28	84	177	8	8
Occupancy rate	97.6%	93.3%	94.3%	96.8%	93.7%

As of March 31, 2007:
Square feet/ cubic feet	14,553	17,582	20,158	2,365	6,366
Number of properties	27	87	163	8	8
Occupancy rate	97.9%	91.6%	93.5%	96.1%	92.4%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Overview - continued

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard is not expected to materially affect how we determine fair value, but may result in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable equity securities–available for sale, (ii) derivative positions in marketable equity securities and (iii) the assets of our officers’ deferred compensation plan (primarily marketable equity securities and equity investments in partially owned entities), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities carried at fair value as of March 31, 2008 are presented in the table below based on the hierarchy used to measure fair value:

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$207,932	$207,932	$—	$—
Officers’ deferred compensation plan assets	71,258	27,573	—	43,685	(2)
Interest rate caps	49	—	49	—
Total Assets, reported at fair value (1)	$279,239	$235,505	$49	$43,685

Derivative positions in marketable equity securities	$1,528	$—	$1,528	$—
Officers’ deferred compensation plan liabilities	71,258	27,573	—	43,685
Total Liabilities, reported at fair value (1)	$72,786	$27,573	$1,528	$43,685

___________________

(1)

We chose not to elect the fair value option prescribed by SFAS 159 for our financial assets and liabilities that had not been previously carried at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)	The fair value of these assets was $50,578 at December 31, 2007. The $6,893 decrease from the December 31, 2007 balance is due to a decline in fair value during the three months ended March 31, 2008.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

Overview - continued

Recently Issued Accounting Literature - continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB re-affirmed the scope of a previously proposed FASB Staff Position (the “FSP”) that, if adopted, would affect the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP would require the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and require retroactive application. The adoption of the FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $170,927,000 (as of March 31, 2008) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,783
2006	6,739
2007	31,370
2008	39,014
2009	42,062
2010	44,571
2011	45,680
2012	9,103

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2008 and 2007

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended March 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$491,022	$176,503	$126,232	$86,721	$57,543	$—	$44,023
Straight-line rents:
Contractual rent increases	17,951	7,283	3,349	5,799	1,377	—	143
Amortization of free rent	4,099	871	1,505	(1,221)	2,353	—	591
Amortization of acquired below- market leases, net	23,264	15,329	1,105	4,954	33	—	1,843
Total rentals	536,336	199,986	132,191	96,253	61,306	—	46,600
Tenant expense reimbursements	87,477	31,523	15,532	33,690	4,589	—	2,143
Fee and other income:
Tenant cleaning revenue	13,422	17,154	—	—	—	—	(3,732)
Management and leasing fees	3,968	1,402	3,156	365	140	—	(1,095)
Lease termination fees	2,453	1,924	—	375	154	—	—
Other	8,865	3,935	4,220	(379)	1,440	—	(351)
Total revenues	652,521	255,924	155,099	130,304	67,629	—	43,565
Operating expenses	262,605	106,646	52,941	48,054	35,368	—	19,596
Depreciation and amortization	131,505	45,775	37,761	21,136	11,787	—	15,046
General and administrative	49,388	4,786	7,072	7,762	7,471	—	22,297
Costs of acquisition not consummated	2,283	—	—	—	—	—	2,283
Total expenses	445,781	157,207	97,774	76,952	54,626	—	59,222
Operating income (loss)	206,740	98,717	57,325	53,352	13,003	—	(15,657)
Income applicable to Alexander’s	7,929	189	—	148	—	—	7,592
Income applicable to Toys “R” Us	80,362	—	—	—	—	80,362	—
(Loss) income from partially owned entities	(30,353)	2,577	1,279	2,907	518	—	(37,634)
Interest and other investment income	14,104	708	679	242	93	—	12,382
Interest and debt expense	(148,179)	(35,631)	(29,622)	(20,246)	(13,021)	—	(49,659)
Minority interest of partially owned entities	406	(945)	—	14	—	—	1,337
Income (loss) before income taxes	131,009	65,615	29,661	36,417	593	80,362	(81,639)
Income tax benefit (expense)	217,329	—	221,677	(2)	(210)	—	(4,136)
Income (loss) from continuing operations	348,338	65,615	251,338	36,415	383	80,362	(85,775)
Income (loss) from discontinued operations	111,094	—	—	(520)	—	—	111,614
Net Income	459,432	65,615	251,338	35,895	383	80,362	25,839
Interest and debt expense (1)	207,961	34,004	30,628	23,827	13,233	41,495	64,774
Depreciation and amortization(1)	181,185	43,620	39,242	22,202	11,907	34,102	30,112
Income tax (benefit) expense (1)	(122,780)	—	(221,672)	2	210	93,919	4,761
EBITDA	$725,798	$143,239	$99,536	$81,926	$25,733	$249,878	$125,486

The Washington, DC Office segment includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street. Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold, a $34,200 write-off of pre-development costs, an $18,362 net loss on the mark-to-market of derivative instruments, $10,300 for the reversal of a mezzanine loan loss accrual, a $9,073 impairment loss on a marketable equity security and $2,283 of expense for costs of acquisitions not consummated.

___________________

See notes on page 42.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2008 and 2007 - continued

	For the Three Months Ended March 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$400,243	$137,648	$105,617	$77,721	$61,026	$—	$18,231
Straight-line rents:
Contractual rent increases	14,586	10,414	479	2,897	654	—	142
Amortization of free rent	5,889	398	4,840	272	379	—	—
Amortization of acquired below- market leases, net	14,005	7,292	973	5,239	30	—	471
Total rentals	434,723	155,752	111,909	86,129	62,089	—	18,844
Tenant expense reimbursements	72,466	28,708	9,356	28,697	4,793	—	912
Fee and other income:
Tenant cleaning revenue	9,843	12,086	—	—	—	—	(2,243)
Management and leasing fees	7,199	855	6,561	344	22	—	(583)
Lease termination fees	3,441	1,798	95	1,505	43	—	—
Other	8,572	3,781	3,099	354	1,282	—	56
Total revenues	536,244	202,980	131,020	117,029	68,229	—	16,986
Operating expenses	212,802	88,252	39,610	40,517	31,581	—	12,842
Depreciation and amortization	89,008	29,805	25,558	17,283	11,091	—	5,271
General and administrative	40,417	3,946	8,385	7,002	7,438	—	13,646
Costs of acquisition not consummated	8,807	—	—	—	—	—	8,807
Total expenses	351,034	122,003	73,553	64,802	50,110	—	40,566
Operating income (loss)	185,210	80,977	57,467	52,227	18,119	—	(23,580)
Income applicable to Alexander’s	13,519	188	—	209	—	—	13,122
Income applicable to Toys “R” Us	58,661	—	—	—	—	58,661	—
Income from partially owned entities	8,695	1,287	3,692	1,295	339	—	2,082
Interest and other investment income	53,504	673	313	75	95	—	52,348
Interest and debt expense	(130,698)	(29,468)	(34,522)	(20,008)	(12,847)	—	(33,853)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	909	—	—	—	—	—	909
Minority interest of partially owned entities	350	—	—	47	—	—	303
Income before income taxes	190,150	53,657	26,950	33,845	5,706	58,661	11,331
Income tax (expense) benefit	(89)	—	224	—	(313)	—	—
Income from continuing operations	190,061	53,657	27,174	33,845	5,393	58,661	11,331
Loss from discontinued operations	(1,138)	—	(66)	(34)	—	—	(1,038)
Net Income	188,923	53,657	27,108	33,811	5,393	58,661	10,293
Interest and debt expense (1)	198,771	30,138	35,908	22,797	13,064	46,634	50,230
Depreciation and amortization(1)	163,151	30,742	28,844	18,286	11,237	55,396	18,646
Income tax expense (1)	55,584	—	1,632	—	313	53,397	242
EBITDA	$606,429	$114,537	$93,492	$74,894	$30,007	$214,088	$79,411

The Washington, DC Office segment includes $1,891 of expense for H Street litigation costs. Other segment EBITDA includes a $9,380 net gain on mark-to-market of derivative instruments, $8,807 for costs of acquisition not consummated and a $909 net gain on sale of marketable equity securities.

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2008 and 2007 - continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Alexander’s	$14,887	$20,333
555 California Street	11,645	—
Lexington MLP	11,077	—
Hotel Pennsylvania	5,413	3,604
Industrial warehouses	1,438	1,373
GMH	—	4,168
Other investments	(2,834)	3,911
	41,626	33,389
Corporate general and administrative expenses	(20,242)	(12,374)
Write-off of pre-development costs	(34,200)	—
Costs of acquisitions not consummated	(2,283)	(8,807)
Investment income and other	11,318	51,062
Income from discontinued operations (including $112,690 net gain on sale of Americold in 2008)	129,267	16,141
	$125,486	$79,411

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust (“Americold”), our Temperature Controlled Logistics segment, for $220,000,000, which resulted in a net gain of $112,690,000. Accordingly, during the first quarter of 2008, we classified our Temperature Controlled Logistics segment as a discontinued operation in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to this segment as “income from discontinued operations” and the related assets and liabilities of this segment as “assets held for sale” and “liabilities held for sale” for all periods presented in the accompanying consolidated financial statements. Accordingly, our reportable segments no longer include a Temperature Controlled Logistics segment.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $652,521,000 for the quarter ended March 31, 2008, compared to $536,244,000 in the prior year’s first quarter, an increase of $116,277,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office		Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$28,451	$28,451		$—		$—	$—		$—
555 California Street	23,742	—		—		—	—		23,742
H Street (effect of consolidating from May 1, 2007 vs. equity method prior)	14,515	—		14,515		—	—		—
Other	12,139	—		866		6,646	4,627		—
Development/Redevelopment	(2,124)	—		(1,549)		(575)	—		—
Amortization of acquired below market leases, net	9,259	8,037		132		(285)	3		1,372
Operations:
Hotel Pennsylvania	2,776	—		—		—	—		2,776	(1)
Trade shows	(5,200)	—		—		—	(5,200	)(2)
Leasing activity (see page 37)	18,055	7,746		6,318		4,338	(213)		(134)
Total increase (decrease) in property rentals	101,613	44,234		20,282		10,124	(783)		27,756
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	9,575	4,289		1,625		1,494	—		2,167
Operations	5,436	(1,474	)(3)	4,551		3,500	(204)		(937)
Total increase (decrease) in tenant expense reimbursements	15,011	2,815		6,176		4,994	(204)		1,230
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(988)	126		(95)		(1,130)	111		—
Management and leasing fees	(3,231)	547		(3,405	)(4)	21	118		(512)
BMS Cleaning revenue	3,579	5,068		—		—	—		(1,489	)(5)
Other	293	154		1,121		(733)	158		(407)
Total increase (decrease) in fee and other income	(347)	5,895		(2,379)		(1,842)	387		(2,408)
Total increase (decrease) in revenues	$116,277	$52,944		$24,079		$13,276	$(600)		$26,578

______________________________

(1)	Revenue per available room (“REVPAR”) was $109.53 for the three months ended March 31, 2008 compared to $89.14 for the prior year’s quarter.

(2)	Primarily from the timing of a trade show held in March 2007 versus April 2008.

(3)	Primarily from a decrease in real estate taxes and new tenant base years.

(4)	Primarily from leasing fees in 2007 in connection with our management of a development project.

(5)	Represents the elimination of inter-company cleaning revenue from our other operating segments upon consolidation. See page 44 for the elimination of inter-company cleaning charges.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $445,781,000 for the quarter ended March 31, 2008, compared to $351,034,000 in the prior year’s quarter, an increase of $94,747,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$11,753	$11,753		$—	$—	$—		$—
555 California Street	11,209							11,209
H Street (effective of consolidating from May 1, 2007 vs. equity method prior)	7,227	—		7,227	—	—		—
Other	7,405	—		800	2,577	4,028		—
Development/Redevelopment	132	—		(559)	691	—		—
Hotel activity	935	—		—	—	—		935
Trade shows activity	(1,223)	—		—	—	(1,223	)(1)	—
Operations	12,365	6,641	(2)	5,863	4,270	982		(5,391	)(3)
Total increase in operating expenses	49,803	18,394		13,331	7,538	3,787		6,753
Depreciation and amortization:
Increase due to:
Acquisitions/Development	35,824	13,862		9,567	3,145	—		9,250
Operations (due to additions to buildings and improvements)	6,673	2,108		2,636	708	696		525
Total increase in depreciation and amortization	42,497	15,970		12,203	3,853	696		9,775
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	4,205	152		(273)	390	—		3,936
Operations	4,766	688		(1,040)	370	33		4,715	(4)
Total increase (decrease) in general and administrative	8,971	840		(1,313)	760	33		8,651
Costs of acquisitions not consummated	(6,524)	—		—	—	—		(6,524)
Total increase in expenses	$94,747	$35,204		$24,221	$12,151	$4,516		$18,655

______________________________

(1)	Primarily from the timing of a trade show held in March 2007 versus April 2008.

(2)	Primarily from a $4,512 increase in BMS operating expenses and a $1,611 write-off of receivables arising from the straight-lining of rent resulting from a lease termination.

(3)	Primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(4)	Primarily from an increase in compensation expense and professional fees.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

Income Applicable to Alexander’s

Our 32.8% share of Alexander’s net income (comprised of equity in net income, management, leasing, and development fees) was $7,929,000 for the three months ended March 31, 2008, compared to $13,519,000 for the prior year’s first quarter, a decrease of $5,590,000. This decrease was primarily due to $205,000 of expense for our share of accrued stock appreciation rights compensation expense in the current quarter as compared to $4,694,000 for our share of income from the reversal of accrued stock appreciation rights compensation expense in the prior year’s quarter.

Income Applicable to Toys

Our 32.7% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $80,362,000 for the three months ended March 31, 2008, or $174,281,000 before our share of Toys’ income tax expense, compared to $58,661,000, or $112,058,000 before our share of Toys’ income tax expense for the prior year’s quarter. The increase in our income applicable to Toys’ before income tax expense of $62,223,000 results primarily from (i) an increase in Toys’ net sales due to improvements in comparable store sales across all divisions and benefits arising from foreign currency translation, (ii) decreased interest expense primarily due to reduced borrowings and reduced amortization of deferred financing costs, partially offset by, (iii) an increase in selling, general and administrative expenses, which as a percentage of net sales were 20.9% and 20.6% for the thirteen week period ended February 2, 2008 and the fourteen week period ended February 3, 2007, respectively.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the three months ended March 31, 2008 and 2007.

(Amounts in thousands) Equity in Net Income (Loss):	For The Three Months Ended March 31,
	2008	2007
Beverly Connection:
50% share of equity in net loss	$(1,691)	$(1,327)
Interest and fee income	3,415	2,277
	1,724	950
Lexington MLP – 7.5% share of equity in net income (1)	1,827	—
India real estate ventures – 4% to 36.5% share of equity in net loss (2)	(414)	—
GMH Communities L.P. – 13.5% share of equity in net loss (3)	—	(312)
H Street partially owned entities – 50% share of equity in net income (4)	—	2,834
Other (5) (6)	(33,490)	5,223
	$(30,353)	$8,695

________________________

(1)

Effective as of the December 31, 2006 merger of Newkirk Master Limited Partnership with Lexington MLP, we recognize our share of Lexington MLP’s net earnings on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Accordingly, the three months ended March 31, 2007 did not include our share of Lexington MLP’s net earnings for its first quarter ended March 31, 2007.

(2)

As of March 31, 2008, we are a partner in four joint ventures established to develop real estate in India’s leading cities. Our investment in these ventures aggregated $79,405 as of March 31, 2008, and we are committed to fund an additional $96,750 as these ventures require capital. During the three months ended March 31, 2008, we funded $32,250 of cash to the India Property Fund L.P. (the “Fund”) and have a remaining capital commitment to the Fund of $82,750. As of March 31, 2008, and December 31, 2007, our ownership interest in the Fund was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of the Fund into our consolidated financial statements and beginning January 1, 2008 we account for our investment in the Fund on the equity method.

(3)

As of March 31, 2008, we own 7,337,857 GMH limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On February 12, 2008, GCT announced that it has entered into two definitive agreements in connection with the sale of its military and student housing divisions for an aggregate sales price of approximately $9.61 per share/unit. In addition, GCT anticipates selling its remaining assets prior to the closing of the merger. The merger, which has been unanimously approved by GCT’s Board of Trustees, is subject to GCT shareholder approval and customary closing conditions. Beginning on January 1, 2008, we are reserving for 100% of our share of GMH’s net income (which amounted to $687 for the three months ended March 31, 2008) until the sale transactions have been finalized.

(4)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these entities. As of April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

(5)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(6)

The three months ended March 31, 2008 includes a $34,200 write-off for our share of two joint ventures’ pre-development costs, of which $23,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $14,104,000 for the three months ended March 31, 2008, compared to income of $53,504,000 in the prior year’s quarter, a decrease of $39,400,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $18,362 this quarter compared to a net gain of $9,380 in the prior year’s quarter	$(27,742)
Decrease in interest income as a result of lower average cash balances and lower yields ($788,368 in this quarter compared to $1,742,000,000 in the prior year’s quarter)	(15,390)
Partial reversal of MPH mezzanine loan loss accrual (see below)	10,300
Marketable equity security - impairment loss	(9,073)
Other, net	2,505
$(39,400)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. As of December 31, 2007, we reduced the net carrying amount of the loans to $9,000,000, by recognizing a $57,000,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300,000. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. As of March 31, 2008, we have reduced our valuation allowance from $57,000,000 to $46,700,000, resulting in the recognition of $10,300,000 of “interest and other investment income” in the quarter ended March 31, 2008.

Interest and Debt Expense

Interest and debt expense was $148,179,000 for the three months ended March 31, 2008, compared to $130,698,000 in the prior year’s quarter, an increase of $17,481,000. This increase resulted primarily from $21,884,000 of interest expense on $1,633,898,000 of debt resulting from property acquisitions during 2007, partially offset by a $6,555,000 increase in the amount of capitalized interest related to a larger amount of assets under development.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $909,000 for the three months ended March 31, 2007, and represented net gains on sale of marketable securities.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, Wasserman and the Springfield Mall. In the three months ended March 31, 2008 we recorded $406,000 of income as compared to $350,000 of income in the prior year’s quarter.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

Income Tax Benefit (Expense)

The provision for income taxes was a benefit of $217,329,000 for the quarter ended March 31, 2008, compared to expense of $89,000 for the prior year’s quarter, a decrease in expense of $217,418,000. The decrease in expense results primarily from $222,174,000 for the reversal of deferred taxes recorded in connection with the acquisition of H Street. In connection with purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $222,174,000 of deferred tax liabilities representing the differences between the tax basis and the book basis of the acquired assets and liabilities multiplied by the effective tax rate. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities were eliminated and we recognized $222,174,000 as an income tax benefit on our consolidated statement of income.

Discontinued Operations (including $112,690,000 net gain on sale of Americold in 2008)

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2008 and 2007 include the operating results of Americold, which was sold on March 31, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Three Months Ended March 31,
	2008	2007
Total revenues	$216,182	$202,217
Total expenses	218,358	203,355
Net loss	(2,176)	(1,138)
Net gain on sale of Americold	112,690	—
Net gain on sale of real estate	580	—
Income (loss) from discontinued operations	$111,094	$(1,138)

Preferred Unit Distributions

Preferred unit distributions were $19,092,000 for the three months ended March 31, 2008, compared to $18,806,000 for the prior year’s first quarter.

Results of Operations – Three Months Ended March 31, 2008 Compared to March 31, 2007

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2008 from the three months ended March 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Three Months ended March 31, 2007	$606,429	$114,537	$93,492	$74,894	$30,007	$214,088	$79,411
2008 Operations: Same store operations(1)		7,563	6,356	3,586	(899)
Acquisitions, dispositions and non-same store income and expenses		21,139	(312)	3,446	(3,375)
Three Months ended March 31, 2008	$725,798	$143,239	$99,536	$81,926	$25,733	$249,878	$125,486
% increase (decrease) in same store operations		6.5%	7.2%	5.2%	(2.7)%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2008

Our cash and cash equivalents was $1,541,074,000 at March 31, 2008, a $386,479,000 increase over the balance at December 31, 2007. This increase resulted from $221,575,000 of net cash provided by operating activities, $167,308,000 of net cash provided by financing activities, partially offset by $2,404,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $1 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred unitholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $12,168,503,000 at March 31, 2008, a $272,465,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings during the current quarter. As of March 31, 2008 and December 31, 2007, $0 and $405,656,000, respectively, was outstanding under our revolving credit facilities. During 2008 and 2009, $70,976,000 and $439,168,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $3,093,044,000 at March 31, 2008, a $196,829,000 decrease from the balance at December 31, 2007. This decrease resulted primarily from our $221,379,000 share of a decrease in Toys “R” Us outstanding debt.

Cash flows provided by operating activities of $221,575,000 was primarily comprised of (i) net income of $459,432,000, net of $259,697,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially owned entities of $9,978,000, and (iii) the net change in operating assets and liabilities of $11,862,000.

Net cash used in investing activities of $2,404,000 was primarily comprised of (i) development and redevelopment expenditures of $106,688,000, (ii) investments in partially owned entities of $74,552,000, (iii) additions to real estate of $50,838,000, (iv) acquisitions of real estate of $4,874,000, (v) investments in notes and mortgage loans receivable of $4,632,000, partially offset by, (vi) proceeds from the sale of real estate and investments (primarily Americold) of $199,331,000, (vii) distributions of capital from partially owned entities of $22,163,000 and (viii) proceeds received from repayments on mortgage loans receivable of $19,099,000.

Net cash provided by financing activities of $167,308,000 was primarily comprised of (i) proceeds from borrowings of $956,499,000, partially offset by, (ii) repayments of borrowings of $605,342,000, (iii) distributions to Class A unitholders of $151,914,000, and (iv) distributions to preferred unitholders of $19,236,000.

Capital Expenditures

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

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$15,841	$6,021	$4,144	$467	$3,589	$1,620
Non-recurring	2,222	1,541	11	—	—	670
Total	18,063	7,562	4,155	467	3,589	2,290
Tenant improvements:
Recurring	26,720	9,362	14,839	1,729	790	—
Non-recurring	126	—	—	126	—	—
Total	26,846	9,362	14,839	1,855	790	—

Leasing Commissions:
Recurring	9,505	6,345	3,141	19	—	—
Non-recurring	—	—	—	—	—	—
Total	9,505	6,345	3,141	19	—	—
Tenant improvements and leasing commissions:
Per square foot	$21.23	$45.80	$20.45	$6.73	$3.83	$—
Per square foot per annum	$2.69	$5.46	$2.62	$0.95	$0.78	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$54,414	$23,269	$22,135	$2,341	$4,379	$2,290
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	30,081	9,937	6,323	2,988	10,833	—
Expenditures to be made in future periods for the current period	(33,282)	(14,741)	(15,587)	(1,874)	(1,080)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$51,213	$18,465	$12,871	$3,455	$14,132	$2,290

Development and Redevelopment Expenditures (1):
Bergen Town Center	$27,414	$—	$—	$27,414	$—	$—
Wasserman venture	10,819	—	—	—	—	10,819
40 East 66th Street	8,966	—	—	—	—	8,966
1999 K Street	8,089	—	8,089	—	—	—
2101 L Street	5,168	—	5,168	—	—	—
Manhattan Mall	4,353	—	—	4,353	—	—
220 Central Park South	3,416	—	—	—	—	3,416
Springfield Mall	3,179	—	—	3,179	—	—
Green Acres Mall	1,405	—	—	1,405	—	—
North Bergen, New Jersey	176	—	—	176	—	—
Other	33,703	4,927	12,364	10,854	2,313	3,245
	$106,688	$4,927	$25,621	$47,381	$2,313	$26,446

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

LIQUIDITY AND CAPITAL RESOURCES - continued

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

Cash flows provided by operating activities of $81,263,000 was primarily comprised of (i) net income of $188,923,000, after adjustments of $4,494,000 for non-cash items, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially owned entities of $6,902,000, partially offset by, (iii) the net change in operating assets and liabilities of $119,056,000.

Net cash used in investing activities of $1,305,696,000 was primarily comprised of (i) acquisitions of real estate of $878,654,000, (ii) investments in notes and mortgage loans receivable of $135,615,000, (iii) deposits in connection with real estate acquisitions, including pre-acquisition costs, of $125,359,000, (iv) investments in partially owned entities of $91,037,000, (v) development and redevelopment expenditures of $49,438,000, (vi) investments in marketable securities of $43,685,000, partially offset by, (vii) proceeds received from repayments on mortgage loans receivable of $40,150,000.

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

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$11,007	$2,234	$2,788	$326	$2,211	$3,448
Non-recurring	—	—	—	—	—	—
Total	11,007	2,234	2,788	326	2,211	3,448
Tenant improvements:
Recurring	17,029	6,853	7,871	680	1,625	—
Non-recurring	—	—	—	—	—	—
Total	17,029	6,853	7,871	680	1,625	—

Leasing Commissions:
Recurring	7,745	3,347	2,249	2,104	45	—
Non-recurring	—	—	—	—	—	—
Total	7,745	3,347	2,249	2,104	45	—
Tenant improvements and leasing commissions:
Per square foot	$16.55	$41.67	$14.32	$12.48	$5.07	$—
Per square foot per annum	$2.31	$5.58	$1.96	$1.57	$1.09	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$35,781	$12,434	$12,908	$3,110	$3,881	$3,448
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	17,721	3,504	9,304	419	4,494	—
Expenditures to be made in future periods for the current period	(20,513)	(9,867)	(7,018)	(2,784)	(844)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$32,989	$6,071	$15,194	$745	$7,531	$3,448

Development and Redevelopment Expenditures (1):
Crystal Mall Two	$9,235	$—	$9,235	$—	$—	$—
Bergen Town Center	7,119	—	—	7,119	—	—
2101 L Street	6,353	—	6,353	—	—	—
North Bergen, New Jersey	5,324	—	—	5,324	—	—
Green Acres Mall	4,689	—	—	4,689	—	—
Wasserman venture	3,559	—	—	—	—	3,559
220 Central Park South	2,189	—	—	—	—	2,189
40 East 66th Street	1,178	—	—	—	—	1,178
Other	9,792	1,995	2,533	2,693	—	2,571
	$49,438	$1,995	$18,121	$19,825	$—	$9,497

___________________________

(1)	Reflects reimbursements from tenants for expenditures incurred in the prior year.

SUPPLEMENTAL INFORMATION

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate, excluding $225,394,000 of net working capital and closing costs, was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. The operations of 1290 Avenue of the Americas are included in the New York Office segment and the operations of 555 California Street are included in the other segment. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

The following table presents our pro forma condensed consolidated statement of income for the quarter ended March 31, 2007, as if the above transaction occurred on January 1, 2007. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2007, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

Condensed Consolidated Statements of Income	For the Quarter Ended March 31,
(Amounts in thousands, except per unit amounts)	Actual 2008	Pro Forma 2007
Revenues	$652,521	$601,824
Net income	459,432	177,992
Preferred unit distributions	(19,092)	(18,806)
Net income applicable to Class A Units	$440,340	$159,186
Net income per Class A unit – basic	$2.62	$0.96
Net income per Class A unit - diluted	$2.49	$0.90

SUPPLEMENTAL INFORMATION - continued

Three Months Ended March 31, 2008 vs. Three Months Ended December 31, 2007

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we recorded on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.

Below are the details of the changes in EBITDA by segment for the three months ended March 31, 2008 from the three months ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
For the three months ended December 31, 2007	$476,298	$138,827	$131,679	$89,218	$33,072	$14,686	$68,816
2008 Operations: Same store operations(1)		(1,124)	2,075	1,020	(4,765)
Acquisitions, dispositions and non-same store income and expenses		5,536	(34,218)	(8,312)	(2,574)
For the three months ended March 31, 2008	$725,798	$143,239	$99,536	$81,926	$25,733	$249,878	$125,486
% (decrease) increase in same store operations		(0.8)%	2.0%	1.3%	(12.5)%

______________________________________

(1)

Represents the (decrease) increase in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

The following table reconciles Net income to EBITDA for the quarter ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Net income (loss) for the three months ended December 31, 2007	$116,588	$65,828	$65,228	$46,716	$6,062	$(32,680)	$(34,566)
Interest and debt expense	213,482	34,596	31,011	22,315	13,382	45,908	66,270
Depreciation and amortization	176,413	40,455	36,518	20,187	13,324	32,606	33,323
Income tax (benefit) expense	(30,185)	(2,052)	(1,078)	—	304	(31,148)	3,789
EBITDA for the three months ended December 31, 2007	$476,298	$138,827	$131,679	$89,218	$33,072	$14,686	$68,816

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at March 31, 2008			As at December 31, 2007
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$1,385,022	4.18%	$13,850	$1,113,181	5.86%
Fixed rate	10,783,481	5.20%	—	10,782,857	5.24%
	$12,168,503	5.08%	13,850	$11,896,038	5.29%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$236,311	4.88%	2,363	$193,655	6.74%
Variable rate – Toys	867,302	5.50%	8,673	1,072,431	7.14%
Fixed rate (including $1,012,560, and $1,010,487 of Toys debt in 2008 and 2007)	1,989,431	6.91%	—	2,023,787	6.88%
	$3,093,044	6.36%	11,036	$3,289,873	6.96%
Total change in annual net income			$24,886
Per Class A unit-diluted			$0.14

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2008, variable rate debt with an aggregate principal amount of $410,998,000 and a weighted average interest rate of 4.25% was subject to LIBOR caps. These caps are based on a notional amount of $412,000,000 and cap LIBOR at a weighted average rate of 6.34%. As of March 31, 2008, we have investments in mezzanine loans with an aggregate carrying amount of $127,504,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of March 31, 2008, the carrying amount of our debt exceeds its aggregate fair value by approximately $151,600,000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Derivative Instruments in Marketable Equity Securities

We have, and may in the future enter into, derivative positions in marketable equity securities that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense.

During the three months ended March 31, 2008 we recognized a net loss of $18,362,000. During the three months ended March 31, 2007 we recognized net gains of $9,380,000, after all expenses and LIBOR charges.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: Management of Vornado Realty Trust, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, such disclosure controls and procedures were effective.

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

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

VORNADO REALTY L.P.
(Registrant)

Date: May 9, 2008	By:	/s/ Joseph Macnow

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

Fortieth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.44		-

Forty First Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (File No. 001-11954), filed on May 6, 2008

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

Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11954) filed on February 26, 2008

*

10.46		-

Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (File No. 001-11954), filed on May 6, 2008

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