Form 10-Q
period 2008-09-30
VORNADO REALTY LP
filed 2008-11-10
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-22685

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)
ASSETS	September 30, 2008	December 31, 2007
Real estate, at cost:
Land	$4,417,272	$4,576,479
Buildings and improvements	11,869,677	11,523,977
Development costs and construction in progress	1,048,500	821,991
Leasehold improvements	114,521	106,060
Total	17,449,970	17,028,507
Less accumulated depreciation and amortization	(2,063,168)	(1,802,055)
Real estate, net	15,386,802	15,226,452
Cash and cash equivalents	1,529,012	1,154,595
Escrow deposits and restricted cash	390,353	378,732
Marketable securities	249,102	322,992
Accounts receivable, net of allowance for doubtful accounts of $27,581 and $19,151	263,375	168,183
Investments in partially owned entities, including Alexander’s of $130,887 and $122,797	1,059,497	1,206,742
Investment in Toys “R” Us	334,444	298,089
Mezzanine loans receivable, net of allowance of $46,700 and $57,000	468,531	492,339
Receivable arising from the straight-lining of rents, net of allowance of $3,780 and $3,076	571,770	513,137
Deferred leasing and financing costs, net of accumulated amortization of $158,541 and $123,624	300,964	273,958
Assets related to discontinued operations	110,370	1,632,318
Due from officers	13,185	13,228
Other assets	766,735	798,170
	$21,444,140	$22,478,935
LIABILITIES AND PARTNERS’ CAPITAL

Notes and mortgages payable	$8,669,651	$7,938,457
Due to Vornado Realty Trust	2,367,650	2,360,412
Senior unsecured notes	649,188	698,656
Exchangeable senior debentures	494,090	492,857
Revolving credit facility debt	10,218	405,656
Accounts payable and accrued expenses	594,069	475,191
Deferred credit	760,913	848,852
Deferred compensation plan	80,302	67,714
Deferred tax liabilities	19,829	241,895
Other liabilities	139,707	118,983
Liabilities related to discontinued operations	750	1,332,630
Total liabilities	13,786,367	14,981,303
Minority interest	411,677	416,298
Commitments and contingencies
Partners’ Capital:
Equity	7,141,284	7,094,386
Earnings in excess of (less than) distributions	113,487	(42,824)
Accumulated other comprehensive (loss) income	(8,675)	29,772
Total Partners’ Capital	7,246,096	7,081,334
	$21,444,140	$22,478,935

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2008	2007	2008	2007
REVENUES:
Property rentals	$548,475	$519,780	$1,640,764	$1,432,519
Tenant expense reimbursements	97,912	89,293	269,970	238,983
Fee and other income	30,758	28,005	90,058	81,848
Total revenues	677,145	637,078	2,000,792	1,753,350
EXPENSES:
Operating	276,302	259,000	793,911	697,961
Depreciation and amortization	136,705	118,994	398,263	317,915
General and administrative	49,495	47,888	149,165	138,091
Costs of acquisitions and development not consummated	5,000	—	8,009	8,807
Total expenses	467,502	425,882	1,349,348	1,162,774
Operating income	209,643	211,196	651,444	590,576
(Loss) income applicable to Alexander’s	(6,876)	12,111	16,404	35,114
(Loss) income applicable to Toys “R” Us	(8,141)	(20,289)	41,510	18,343
(Loss) income from partially owned entities	(3,099)	13,561	(29,167)	30,451
Interest and other investment income, net	9,638	56,581	47,535	229,774
Interest and debt expense (including amortization of deferred financing costs of $4,257 and $3,537 in each three-month period, respectively, and $13,181 and $11,051 in each nine-month period, respectively)	(148,039)	(149,722)	(446,534)	(420,713)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	5,160	1,012	8,546	17,699
Minority interest of partially owned entities	466	(282)	2,709	1,414
Income before income taxes	58,752	124,168	292,447	502,658
Income tax (expense) benefit	(5,244)	(2,806)	207,170	(5,403)
Income from continuing operations	53,508	121,362	499,617	497,255
Income from discontinued operations	112	27,285	170,532	27,902
Net income	53,620	148,647	670,149	525,157
Preferred unit distributions	(19,081)	(19,311)	(57,393)	(57,660)
NET INCOME applicable to Class A units	$34,539	$129,336	$612,756	$467,497

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.21	$0.62	$2.63	$2.65
Income from discontinued operations	—	0.16	1.02	0.16
Net income per Class A unit	$0.21	$0.78	$3.65	$2.81

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.20	$0.58	$2.56	$2.52
Income from discontinued operations	—	0.16	0.95	0.16
Net income per Class A unit	$0.20	$0.74	$3.51	$2.68

DISTRIBUTIONS PER CLASS A UNIT	$0.90	$0.85	$2.70	$2.55

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$670,149	$525,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	433,860	392,578
Write-off of deferred tax liability	(222,174)	—
Net gain on sale of Americold	(112,690)	—
Equity in income of partially owned entities, including Alexander’s and Toys	(70,490)	(85,056)
Net gains on sale of real estate	(57,523)	(27,745)
Amortization of below market leases, net	(73,655)	(58,810)
Straight-lining of rental income	(63,184)	(58,492)
Write-off of pre-development costs	34,200	—
Net losses (gains) from derivative positions	25,812	(100,060)
Distributions of income from partially owned entities	31,849	18,047
Other non-cash adjustments	46,983	14,311
Marketable equity securities – impairment losses	20,881	—
Minority interest of partially owned entities	(6,284)	(11,819)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(8,546)	(17,699)
Write-off for costs of acquisitions and development not consummated	8,009	8,807
Loss on early extinguishment of debt and write-off of unamortized financing costs	—	7,670
Changes in operating assets and liabilities:
Accounts receivable, net	(8,825)	(17,899)
Other assets	(71,289)	(75,024)
Accounts payable and accrued expenses	88,973	(20,548)
Other liabilities	7,842	(6,325)
Net cash provided by operating activities	673,898	487,093
Cash Flows from Investing Activities:
Proceeds from sales of real estate and real estate related investments	353,080	217,941
Development costs and construction in progress	(413,947)	(231,575)
Distributions of capital from partially owned entities	157,534	13,315
Investments in partially owned entities	(122,688)	(201,432)
Additions to real estate	(157,554)	(108,935)
Proceeds received from repayment of mezzanine loans receivable	52,032	126,629
Acquisitions of real estate and other	(32,310)	(2,775,982)
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(10,616)	(21,231)
Proceeds from sales of, and return of investment in, marketable securities	47,723	57,341
Investments in mezzanine loans receivable	(7,397)	(211,942)
Cash restricted, including mortgage escrows	(22,674)	(13,245)
Purchases of marketable securities	(8,035)	(152,683)
Proceeds received on settlement of derivatives	—	234,242
Proceeds received from Officer loan repayment	—	2,000
Net cash used in investing activities	(164,852)	(3,065,557)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Nine Months Ended September 30,
	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	1,424,458	2,517,105
Repayments of borrowings	(1,043,734)	(727,730)
Distributions to Class A unitholders	(456,438)	(428,259)
Distributions to minority partners	(9,837)	(6,291)
Distributions to preferred unitholders	(57,660)	(57,827)
Debt issuance costs	(13,399)	(13,229)
Proceeds from exercise of Vornado share options and other	21,981	4,744
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	—	(109,092)
Net cash (used in) provided by financing activities	(134,629)	1,179,421
Net increase (decrease) in cash and cash equivalents	374,417	(1,399,043)
Cash and cash equivalents at beginning of period	1,154,595	2,233,317
Cash and cash equivalents at end of period	$1,529,012	$834,274

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $49,241 and $39,287)	$463,458	$457,669
Cash payments for income taxes	$6,153	$25,969

Non-Cash Transactions:
Financing assumed in acquisitions	$—	$1,326,514
Marketable securities transferred in connection with the defeasance of mortgage notes payable	—	109,092
Mortgage notes payable defeased	—	104,571
Unrealized net loss on securities available for sale	27,902	32,889
Operating partnership units issued in connection with acquisitions	—	22,382
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

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 90.5% of the common limited partnership interest in, the Operating Partnership at June 30, 2008. All references to “our,” “we,” “us,” the “Operating Partnership” and the “Company” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and its majority owned subsidiaries, as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting when they do not meet the criteria for consolidation and our ownership interest is greater than 20%. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable securities and (iii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities measured at fair value as of September 30, 2008 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$146,469	$146,469	$—	$—
Deferred compensation plan assets	80,302	40,646	—	39,656	(2)
Interest rate caps	40	—	40	—
Total Assets, measured at fair value (1)	$226,811	$187,115	$40	$39,656

Derivative positions in marketable equity securities	$8,978	$—	$8,978	$—
Deferred compensation plan liabilities	80,302	40,646	—	39,656	(2)
Total Liabilities, measured at fair value (1)	$89,280	$40,646	$8,978	$39,656

___________________

(1)

We chose not to elect the fair value option prescribed by Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), for our financial assets and liabilities that had not been previously measured at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the three and nine months ended September 30, 2008.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Gains/ (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance

For the three months ended September 30, 2008	$41,028	$(1,688)	$316	$39,656

For the nine months ended September 30, 2008	$50,578	$(10,115)	$(807)	$39,656

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

In February 2007, the FASB issued SFAS 159, which permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP will affect the accounting for our convertible debt due to Vornado and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible debt due to Vornado and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP is effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. The adoption of the FSP on January 1, 2009 will result in the recognition of an aggregate unamortized debt discount of $151,422,000 (as of September 30, 2008) in our consolidated balance sheets and additional interest expense in our consolidated statements of income. Our current estimate of the incremental interest expense for each reporting period is as follows:

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

Toys “R” Us (“Toys”)

Toys prepares its consolidated financial statements using the historical cost basis (“Recap basis”) of accounting. We account for our investment in Toys on the purchase accounting basis. In July 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated. Our share of this non-cash charge was $14,900,000, which we recognized as part of our equity in Toys’ net loss in the quarter ended June 30, 2008. This non-cash charge had no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

At September 30, 2008, we owned 32.7% of Toys. Toys’ business is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income or loss on a one-quarter lag basis. Below is a summary of Toys’ latest available financial information presented on a purchase accounting basis.

(Amounts in millions)
Balance Sheet:	August 2, 2008	August 4, 2007
Total Assets	$11,868	$11,256
Total Liabilities	$10,617	$10,213
Total Equity	$1,251	$1,043

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Total Revenues	$2,771	$2,605	$11,317	$10,865
Net (Loss) Income	$(31)	$(71)	$113	$40

Alexander’s (NYSE: ALX)

At September 30, 2008, we owned 32.6% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements that expire in March of each year and are automatically renewed. As of September 30, 2008, Alexander’s owed us $43,609,000 in fees under these agreements.

Based on Alexander’s September 30, 2008 closing share price on the NYSE of $400.00, the market value (“fair value” pursuant to SFAS 157) of our investment in Alexander’s is $661,627,000, or $530,740,000 in excess of the carrying amount on our consolidated balance sheet.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities – continued

The Lexington Master Limited Partnership (“Lexington MLP”)

At September 30, 2008, we owned 8,149,594 limited partnership units of Lexington MLP which are exchangeable on a one-for-one basis into common shares of Lexington Realty Trust (“Lexington”) (NYSE: LXP) or a 7.7% limited partnership interest. We account for our investment on the equity method. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s September 30, 2008 closing share price of $17.22, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington MLP was $140,336,000, or $7,175,000 below the carrying amount on our consolidated balance sheet. We have concluded that our investment is “other-than-temporarily” impaired and recorded a $7,175,000 non-cash impairment loss on our consolidated statement of income. Our conclusion was based on the recent deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term.

On October 28, 2008, we acquired 8,000,000 Lexington common shares for $5.60 per share, or $44,800,000. The purchase price consisted of $22,400,000 in cash and a $22,400,000 margin loan recourse only to the 8,000,000 shares acquired. In addition, we exchanged our existing limited partnership units of Lexington MLP for 8,149,592 common shares of Lexington. We now own 16,149,592 Lexington common shares, or approximately 17.6% of Lexington’s common equity, with a carrying amount of $185,136,000, or $11.46 per share.

The market value of Lexington’s common shares declined substantially subsequent to September 30, 2008, as did share prices of many public companies. Based on Lexington’s October 31, 2008 closing share price of $8.03, the market value of our investment is approximately $55,500,000 below its carrying amount.

GMH Communities L.P. (“GMH”)

Prior to June 11, 2008, we owned 7,337,857 GMH limited partnership units, which were exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH, which had an aggregate carrying amount of $101,634,000, or $10.31 per share/unit.

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc. (“ACC”) (NYSE: ACC), subsequent to June 11, 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000, which was recognized in the quarter ended June 30, 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

The aggregate net income realized from inception of this investment in 2004 through its disposition was $77,000,000.

India Real Estate Ventures

In August 2008, we entered into a joint venture with Reliance Industries Limited (“Reliance”) (BSE: RIL), under which each partner has an equal ownership interest, to acquire, develop, and operate retail shopping centers across key cities in India. We are also a partner in four other joint ventures established to develop real estate in India’s major cities. During the nine months ended September 30, 2008, we funded an aggregate of $48,898,000 in cash to our India ventures, including $7,500,000 to the Reliance venture and $34,077,000 to the India Property Fund L.P. (“IPF”). As of September 30, 2008, our aggregate investment in all of these ventures was $91,077,000 and our remaining capital commitment is approximately $192,000,000. At September 30, 2008 and December 31, 2007, our ownership interest in IPF was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of IPF into our consolidated financial statements and beginning on January 1, 2008 we account for IPF under the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	Balance at
	September 30, 2008	December 31, 2007
Toys	$334,444	$298,089
Lexington MLP (see page 12)	$140,336	$160,868
Partially Owned Office Buildings	265,400	215,153
GMH (sold in June 2008)	—	103,260
India Real Estate Ventures	91,077	123,997
Alexander’s	130,887	122,797
Beverly Connection Joint Venture (“Beverly Connection”)	101,505	91,302
Other Equity Method Investments	330,292	389,365
	$1,059,497	$1,206,742

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Toys:	2008		2007	2008		2007
32.7% share of equity in net (loss) income (see page 11)	$(10,107)		$(21,997)	$35,550		$13,493
Interest and other income	1,966		1,708	5,960		4,850
	$(8,141)		$(20,289)	$41,510		$18,343
Alexander’s:
32.6% share of:
Equity in net income before stock appreciation rights compensation (expense) income	$4,294		$5,508	$14,752		$16,277
Stock appreciation rights compensation (expense) income	(14,557)		3,075	(7,605)		8,991
Equity in net (loss) income	(10,263)		8,583	7,147		25,268
Management and leasing fees	2,054		2,255	6,160		6,777
Development fees	1,333		1,273	3,097		3,069
	$(6,876)		$12,111	$16,404		$35,114
Beverly Connection:
50% share of equity in net loss	$(4,585	)(1)	$(1,287)	$(3,950	)(1) (2)	$(3,676)
Interest and fee income	3,686		3,885	10,630		8,492
	(899)		2,598	6,680		4,816
Lexington MLP –7.7% share of equity in net (loss) income (see page 12)	(6,040)		1,726	(4,153)		1,484
H Street partially owned entities – 50% share of equity in net income	—		—	—		5,923	(3)
GMH –13.8% share of equity in net income	—		5,709	—		5,428
India Real Estate Ventures – 4% to 50% share of equity in net losses	(835)		—	(1,863)		—
Other (4)	4,675		3,528	(29,831	)(5)	12,800
	$(3,099)		$13,561	$(29,167)		$30,451

_________________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

Notes to preceding tabular information

(Amounts in thousands):

(1)

In accordance with EITF 99-10, during the quarter ended September 30, 2008 our partner’s capital account was reduced to zero and, accordingly, we recognized $1,528 of additional net loss for the portion that related to our partner’s pro rata share of the venture’s net loss.

(2)

Includes $4,100 for the reversal of a non-cash charge recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of APB Opinion 18, The Equity Method of Accounting For Investments In Common Stock, should have been eliminated in the determination of our share of the earnings of the venture.

(3)

Represents our 50% share of equity in net income from January 1, 2007 through April 29, 2007. On April 30, 2007, we acquired the remaining 50% interest of these entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method.

(4)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and other equity method investments.

(5)

Includes a $34,200 write-off for our share of two joint ventures’ pre-development costs, of which $23,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of September 30, 2008 and December 31, 2007, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt at
(Amounts in thousands)	September 30, 2008	December 31, 2007
Toys (32.7% interest) (as of August 2, 2008 and November 3, 2007, respectively):
$1.3 billion senior credit facility, due 2010, (6.14% at September 30, 2008)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75% ($104,000 reserved for outstanding letters of credit)	—	489,000
Mortgage loan, due 2010, LIBOR plus 1.30% (3.79% at September 30, 2008)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (7.06% at September 30, 2008)	797,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	699,000	741,000
7.625% bonds, due 2011 (Face value – $500,000)	485,000	481,000
7.875% senior notes, due 2013 (Face value – $400,000)	376,000	373,000
7.375% senior notes, due 2018 (Face value – $400,000)	334,000	331,000
4.51% Spanish real estate facility, due 2013	205,000	193,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (7.49% at September 30, 2008)	180,000	180,000
Japan bank loans, due 2011-2014, 1.20%-2.80%	148,000	161,000
Japan borrowings, due 2009-2011 (weighted average rate of 1.33% at September 30, 2008)	268,000	243,000
6.84% Junior U.K. real estate facility, due 2013	124,000	132,000
4.51% French real estate facility, due 2013	99,000	93,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	—	19,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00%	—	28,000
Other	58,000	41,000
	5,894,000	6,423,000
Alexander’s (32.6% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in March 2014, with interest at 5.33% (prepayable without penalty after December 2013)	376,224	383,670
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after March 2015)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after March 2011)	200,565	203,456
Rego Park construction loan payable, due in December 2010 with a one-year extension, LIBOR plus 1.20% (3.69% at September 30, 2008)	143,571	55,786
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	78,625	79,285
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,186,985	1,110,197
Lexington MLP (7.7% interest) (as of June 30, 2008 and September 30, 2007, respectively): Mortgage loans collateralized by the partnership’s real estate, due from 2008 to 2037, with a weighted average interest rate of 5.65% at September 30, 2008 (various prepayment terms)	2,540,201	3,320,261

GMH – 13.8% interest in mortgage notes payable	—	995,818

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt at
Partially owned office buildings:	September 30, 2008	December 31, 2007
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 5.72% at September 30, 2008 (various prepayment terms)	$143,306	$144,340
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	—
330 Madison Avenue (25% interest) mortgage note payable (refinanced in May 2008 up to $150,000), due in June 2015, LIBOR plus 1.50% with interest at 3.99%	70,000	60,000
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	63,130	64,035
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (3.49% at September 30, 2008)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	21,524	21,808
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2022, with a weighted average interest rate of 13.23% at September 30, 2008 (various prepayment terms)	158,267	136,431
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (5.25% at September 30, 2008)	85,500	—
Waterfront associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00%-3.00% (6.27% at September 30, 2008)	36,312	—
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2037, with a weighted average interest rate of 6.06% at September 30, 2008 (various prepayment terms)	576,303	487,122
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2015, with a weighted average interest rate of 5.52% at September 30, 2008 (various prepayment terms)	306,642	225,704
Beverly Connection (50% interest) mortgage and mezzanine loans payable, with a weighted average interest rate of 9.37%, $107,082 of which is due to Vornado	207,082	170,000
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option; $114 million fixed at 4.62%, balance at LIBOR plus 1.75% (4.25% at September 30, 2008)	123,945	101,045
Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,155	14,422
Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	8,875	9,045
Other	295,961	282,320

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,045,615,000 and $3,289,873,000 as of September 30, 2008 and December 31, 2007, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of September 30, 2008 and December 31, 2007.

(Amounts in thousands)		Interest Rate at	Carrying Amount at
Mezzanine Loans Receivable:	Maturity	September 30, 2008	September 30, 2008	December 31, 2007
Equinox	02/13	14.00%	$81,324	$73,162
Tharaldson Lodging Companies	04/09	6.70%	76,341	76,219
Riley HoldCo Corp.	02/15	10.00%	74,353	74,268
280 Park Avenue	06/16	10.25%	73,750	73,750
MPH, net of a valuation allowance of $46,700 and $57,000, respectively (1)	(1)	(1)	19,300	9,000
Other	01/09-12/18	4.75% - 12.0%	143,463	185,940
			$468,531	$492,339

_____________________

(1)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700, for $66,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. At December 31, 2007, we reduced the net carrying amount of the loans to $9,000, by recognizing a $57,000 non-cash charge which was included as a reduction of “interest and other investment income” in our 2007 consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. In the first quarter of 2008, we reduced our valuation allowance from $57,000 to $46,700, resulting in the recognition of $10,300 of “interest and other investment income” in our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets (primarily acquired above-market leases), intangible liabilities (primarily acquired below-market leases) and goodwill as of September 30, 2008 and December 31, 2007.

	Balance at
(Amounts in thousands)	September 30, 2008	December 31, 2007

Identified intangible assets (included in other assets):
Gross amount	$781,483	$727,205
Accumulated amortization	(225,968)	(163,688)
Net	$555,515	$563,517
Goodwill (included in other assets):
Gross amount	$4,345	$4,345
Identified intangible liabilities (included in deferred credit):
Gross amount	$965,786	$977,574
Accumulated amortization	(251,013)	(163,473)
Net	$714,773	$814,101

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $24,526,000 and $24,499,000 for the three months ended September 30, 2008 and 2007, respectively, and $73,655,000 and $58,842,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$68,026
2010	60,845
2011	57,909
2012	54,221
2013	46,274

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $21,239,000 and $10,647,000 for the three months ended September 30, 2008 and 2007, respectively, and $65,502,000 and $33,100,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$58,731
2010	56,088
2011	53,672
2012	49,074
2013	41,170

We are a tenant under ground leases for certain of our properties. Amortization of these acquired below market leases resulted in an increase to rent expense of $533,000 and $394,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,599,000 and $1,183,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$2,133
2010	2,133
2011	2,133
2012	2,133
2013	2,133

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt

The following is a summary of our notes and mortgages payable:

(Amounts in thousands)		Interest Rate at	Balance at
Notes and Mortgages Payable:	Maturity (1)	September 30, 2008	September 30, 2008	December 31,2007
Fixed Interest:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$447,118	$454,166
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	288,581	292,000
909 Third Avenue	04/15	5.64%	214,906	217,266
Eleven Penn Plaza	12/11	5.20%	207,744	210,338

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
1215, 1225, 1235 Clark Street, 200 12th Street and 251 18th Street	07/12-01/25	6.75%-7.09%	200,987	203,679
River House Apartment Complex (2)	04/15	5.43%	195,546	46,339
2011 and 2231 Crystal Drive	10/09-08/13	6.88%-7.08%	89,662	150,084
1550, 1750 Crystal Drive and 241 18th Street	10/10-11/14	6.82%-7.08%	131,429	133,471
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	88,282	89,514
Universal Buildings	04/14	4.88%	60,532	62,613
1750 Pennsylvania Avenue	06/12	7.26%	46,737	47,204
1800, 1851, 1901 South Bell Street	12/11	6.91%	29,803	35,558

Retail:
Cross collateralized mortgages on 42 shopping centers	03/10	7.93%	450,118	455,907
Springfield Mall (including present value of purchase option)	10/12-04/13	5.45%	253,832	256,796
Green Acres Mall (3)	(3)	(3)	—	137,331
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.40%	95,437	97,050
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	61,116	62,130
Other	05/09-11/34	4.00%-7.57%	163,522	165,299

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	220,982	221,258
Boston Design Center	09/15	5.02%	71,003	71,750
Washington Design Center	11/11	6.95%	45,173	45,679

Other:
555 California Street	05/10-09/11	5.97%	720,409	719,568
Industrial Warehouses	10/11	6.95%	25,370	25,656
Total Fixed Interest Notes and Mortgages Payable		5.96%	7,138,565	7,230,932

_____________________

See notes on page 21.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt - continued

(Amounts in thousands)			Interest Rate at	Balance at
Notes and Mortgages Payable:	Maturity (1)	Spread over LIBOR	September 30, 2008	September 30, 2008	December 31, 2007
Variable Interest:
New York Office:
Manhattan Mall	02/12	L+55	3.04%	$232,000	$232,000
866 UN Plaza	05/11	L+40	3.15%	44,978	44,978
Washington, DC Office:
2101 L Street (4)	02/13	L+120	4.91%	150,000	—
Courthouse Plaza One and Two	01/15	L+75	3.24%	71,739	74,200
River House Apartments (2)	04/18	(2)	3.81%	64,000	—
Commerce Executive III, IV and V	07/09	L+55	3.04%	50,223	50,223
1999 K Street (5)	12/10	L+130	5.01%	59,230	—
220 20th Street (6)	01/11	L+115	4.34%	27,291	—
West End 25 (7)	02/11	L+130	3.79%	15,583	—
Retail:
Green Acres Mall (3)	02/13	L+140	3.89%	335,000	—
Bergen Town Center (8)	03/13	L+150	3.94%	214,279	—
Other:
220 Central Park South	11/10	L+235 – L+245	4.87%	128,998	128,998
India Property Fund L.P. (9)	(9)	(9)	—	—	82,500
Other	07/09 – 10/10	Various	5.47%	137,765	94,626
Total Variable Interest Notes and Mortgages Payable			4.06%	1,531,086	707,525
Total Notes and Mortgages Payable			5.62%	$8,669,651	$7,938,457

Due to Vornado:
Due 2027	04/12		2.85%	$1,380,478	$1,376,278
Due 2026	11/11		3.63%	987,172	984,134
Total Due to Vornado			3.17%	$2,367,650	$2,360,412

Senior Unsecured Notes:
Senior unsecured notes due 2009 (10)	08/09		4.50%	$199,721	$249,365
Senior unsecured notes due 2010	12/10		4.75%	199,577	199,436
Senior unsecured notes due 2011	02/11		5.60%	249,890	249,855
Total Senior Unsecured Notes			4.96%	$649,188	$698,656

Exchangeable Senior Debentures due 2025	04/12		3.88%	$494,090	$492,857

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55(12)	—	$—	$300,000
$.965 billion unsecured revolving credit facility (11) ($45,690 reserved for outstanding letters of credit)	06/11	L+50(12)	2.99%	10,218	105,656
Total Unsecured Revolving Credit Facilities				$10,218	$405,656

_______________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt - continued

Notes to preceding tabular information:

(Amounts in thousands)

1)

Represents the extended maturity for certain loans in which we have the unilateral right, ability and intent to extend. In the case of our convertible and exchangeable debt, represents the earliest date holders may require us to repurchase the debentures.

2)

On March 12, 2008, we completed a $260,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000 interest-only seven-year 5.43% fixed rate mortgage and a $64,000 interest-only ten-year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.81% at September 30, 2008). We retained net proceeds of $205,000 after repaying the existing loan.

3)

On February 11, 2008, we completed a $335,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (3.89% at September 30, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000 after repaying the existing loan.

4)

On February 26, 2008, we completed a $150,000 financing of 2101 L Street. The loan bears interest at LIBOR plus 1.20% (4.91% at September 30, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000.

5)

On March 27, 2008, we closed a construction loan providing up to $124,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (5.01% at September 30, 2008) and matures in December 2010 with two six-month extension options.

6)

On January 18, 2008, we closed a construction loan providing up to $87,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (4.34% at September 30, 2008) and matures in January 2011 with two six-month extension options.

7)

On February 20, 2008, we closed a construction loan providing up to $104,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.79% at September 30, 2008) and matures in February 2011 with two six-month extension options.

8)

On March 24, 2008, we closed a construction loan providing up to $290,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (3.94% at September 30, 2008) and matures in March 2011 with two one-year extension options.

9)

Beginning in the first quarter of 2008, we account for our investment in the India Property Fund on the equity method and no longer consolidate its accounts into our consolidated financial statements, based on the reduction in our ownership interest from 50.6% as of December 31, 2007 to 36.5%.

10)	On September 9, 2008, we purchased $50,000 of our senior unsecured notes due August 15, 2009 for $49,746.

11)

Lehman Brothers is part of the syndicate of banks under this unsecured revolving credit facility with a total commitment of $35 million. On September 15, 2008, Lehman Brothers filed for Chapter 11 bankruptcy protection. All of the banks in the syndicate, except for Lehman Brothers, have funded their pro rata share of a draw we made subsequent to Lehman’s bankruptcy filing.

12)	Requires the payment of an annual facility fee of 15 basis points.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Tenant cleaning fees	$13,627	$13,028	$41,431	$33,398
Management and leasing fees	2,518	2,891	10,326	12,894
Lease termination fees	1,455	1,574	4,469	6,295
Other income	13,158	10,512	33,832	29,261
	$30,758	$28,005	$90,058	$81,848

Fee and other income above include management fee income from Interstate Properties, a related party, of $196,000 and $183,000 for the three months ended September 30, 2008 and 2007, respectively, and $604,000 and $593,000 for the nine months ended September 30, 2008 and 2007, respectively.

9.	Discontinued Operations

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust (“Americold”), our Temperature Controlled Logistics segment, for $220,000,000 in cash, which resulted in a net gain of $112,690,000.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000 in cash, which resulted in a net gain of $56,831,000.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified our Temperature Controlled Logistics segment and our Tysons Dulles Plaza office building complex as discontinued operations and reported their revenues and expenses as “income from discontinued operations” and the related assets and liabilities as “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements. The following table sets forth the assets (primarily net book value of real estate) and liabilities (primarily mortgage debt) related to discontinued operations at September 30, 2008 and December 31, 2007.

(Amounts in thousands)	Assets related to Discontinued Operations at		Liabilities related to Discontinued Operations at
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
H Street – land under sales contract	$108,282	$108,470	$—	$—
Retail properties	2,088	4,030	—	—
Americold	—	1,424,770	750	1,332,627
Tysons Dulles Plaza	—	95,048	—	3
	$110,370	$1,632,318	$750	$1,332,630

The following table sets forth the combined results of discontinued operations for the three and nine months ended September 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$—	$216,288	$221,811	$630,549
Expenses	—	216,748	221,492	630,392
Net (loss) income	—	(460)	319	157
Net gain on sale of Americold	—	—	112,690	—
Net gain on sale of Tysons Dulles Plaza	—	—	56,831	—
Net gain on sale of Crystal Mall Two	—	19,893	—	19,893
Net gains on sale of other real estate	112	7,852	692	7,852
Income from discontinued operations	$112	$27,285	$170,532	$27,902

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Income Per Class A unit

The table below computes (i) basic income per Class A unit - which utilizes weighted average Class A units outstanding without regard to potentially dilutive Class A units, and (ii) diluted income per Class A unit - which includes weighted average Class A units outstanding and dilutive Class A unit equivalents. Potentially dilutive Class A unit equivalents include our convertible preferred units, Vornado employee stock options and restricted unit awards and exchangeable senior debentures due 2025.

(Amounts in thousands, except per Class A unit amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$53,508	$121,362	$499,617	$497,255
Income from discontinued operations	112	27,285	170,532	27,902
Net income	53,620	148,647	670,149	525,157
Preferred unit distributions	(19,081)	(19,311)	(57,393)	(57,660)
Numerator for basic income per Class A unit – net income applicable to Class A units	34,539	129,336	612,756	467,497
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	—	—	15,764	—
Convertible preferred unit distributions	—	194	3,274	1,620
Numerator for diluted income per Class A unit – net income applicable to Class A units	$34,539	$129,530	$631,794	$469,117
Denominator:
Denominator for basic income per Class A unit – weighted average units	168,076	166,663	167,932	166,574
Effect of dilutive securities (1):
Vornado employee stock options and restricted unit awards	5,377	6,973	5,238	7,278
3.875% exchangeable senior debentures	—	—	5,559	—
Convertible preferred units	—	781	1,266	1,204
Denominator for diluted income per Class A unit – adjusted weighted average Class A units and assumed conversions	173,453	174,417	179,995	175,056
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.21	$0.62	$2.63	$2.65
Income from discontinued operations	—	0.16	1.02	0.16
Net income per Class A unit	$0.21	$0.78	$3.65	$2.81
INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.20	$0.58	$2.56	$2.52
Income from discontinued operations	—	0.16	0.95	0.16
Net income per Class A unit	$0.20	$0.74	$3.51	$2.68

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average Class A unit equivalents. Accordingly, the three and nine months ended September 30, 2008 exclude 10,461 and 3,230 weighted average Class A unit equivalents, respectively. The three and nine months ended September 30, 2007 exclude 6,976 and 6,431 weighted average Class A unit equivalents, respectively.

11.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$53,620	$148,647	$670,149	$525,157
Other comprehensive income (loss)	19,656	(5,337)	(38,447)	(30,295)
Comprehensive income	$73,276	$143,310	$631,702	$494,862

Accumulated other comprehensive (loss) income was ($8,675,000) and $29,772,000 as of September 30, 2008 and December 31, 2007, respectively, and consists primarily of accumulated unrealized (loss) income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three and nine months ended September 30, 2008 and 2007 consists of Vornado stock option awards, restricted unit awards and Out-Performance Plan awards. We recognized $8,789,000 and $25,762,000 of stock based compensation expense in the three and nine months ended September 30, 2008, respectively, of which $4,284,000 and $11,732,000, respectively, relates to Vornado’s 2006 and 2008 out-performance plans. During the three and nine months ended September 30, 2007, we recognized $6,177,000 and $18,797,000 of stock based compensation expense, respectively.

On March 31, 2008, Vornado’s Compensation Committee approved a grant of Vornado stock options to senior executives and employees. The options were granted with an exercise price 17.5% in excess of the average of the high and low price of Vornado’s common shares on the New York Stock Exchange on that date. The options are expensed pro rata over the 5-year vesting period in accordance with SFAS 123R.

2008 Out-Performance Plan

On March 31, 2008, Vornado’s Compensation Committee approved a $75,000,000 out-performance plan (the “2008 OPP”) that requires the achievement of performance objectives against both absolute and relative thresholds. The 2008 OPP establishes a potential performance pool in which 78 members of senior management have the opportunity to share in if the total return to Vornado shareholders (the “Total Return”) resulting from both share appreciation and dividends for the four-year period from March 31, 2008 to March 31, 2012 exceeds both an absolute and a relative hurdle. The initial value from which to determine the Total Return is $86.20 per share, a 0.93% premium to the trailing 10-day average closing price on the New York Stock Exchange for Vornado’s common shares on the date the plan was adopted.

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

The 2008 OPP also provides participants an opportunity to earn partial awards during two interim measurement periods (the “Interim Periods”): (a) one for a period consisting of the first two years of the performance period and (b) one for a period consisting of the final two years of the performance period. For each Interim Period, participants may be entitled to share in 40% ($30,000,000) of the maximum $75,000,000 performance pool if the performance thresholds have been met for the applicable Interim Periods on a pro rated basis. The starting Vornado share price for the first Interim Period is $86.20 per share. The starting Vornado share price for the second Interim Period is equal to the greater of Vornado’s common share price on March 31, 2010, or the initial starting share price of $86.20 per share less dividends paid during the first two years of the plan. If the maximum award is earned during the first Interim Period, participants lose the potential to earn the second Interim Period award, but not the potential to earn the remainder of the maximum award over the four-year period. The size of any out-performance pool for an Interim Period will be determined based on the highest 30-day trailing average price of Vornado’s shares during the final 120 days of the applicable Interim Period.

Awards earned under the program (including any awards earned for the Interim Periods), will vest 50% on March 31, 2012 and 50% on March 31, 2013. The 2008 OPP is accounted for in accordance with SFAS 123R. The fair value of the OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $21,600,000, and is being amortized into expense over a five-year period beginning on the date of grant through the final vesting period, using a graded vesting attribution model.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Commitments and Contingencies

At September 30, 2008, there were $45,690,000 of outstanding letters of credit under our $.965 billion revolving credit facility. Our credit facilities contain financial covenants, that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) , which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $2.0 billion of per occurrence all risk property insurance coverage, including terrorism coverage in effect through September 15, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we have $2.0 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $215,000,000. Of this amount, $80,923,000 is committed to IPF and is pledged as collateral to IPF’s lender. We have also guaranteed the completion of two joint venture development projects for which the aggregate estimated cost to complete both projects is approximately $88,700,000.

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $56,180,000 and $82,240,000 of cash invested in these agreements at September 30, 2008 and December 31, 2007, respectively.

On January 16, 2008, Vornado’s Board of Trustees approved the termination of the Vornado Realty Trust Retirement Plan and the Merchandise Mart Properties Pension Plan. The plans were frozen in 1998 and 1999, respectively. The termination is expected to be completed in the fourth quarter of 2008. Our current estimate of the cost we will incur during the fourth quarter of 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that cannot be quantified.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Commitments and Contingencies - continued

Litigation

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007 we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. We are currently engaged in discovery and anticipate that a trial date will be set for some time in 2009. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

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

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, we acquired the remaining 50% interest in that fee. In April 2007 we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and will not have a material effect on our financial condition, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business. We believe the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Retirement Plans

On January 16, 2008, Vornado’s Board of Trustees approved the termination of the Vornado Realty Trust Retirement Plan (“Vornado Plan”) and the Merchandise Mart Properties Pension Plan (“Mart Plan”). The termination is expected to be completed in the fourth quarter of 2008. Our current estimate of the cost we will incur during the fourth quarter of 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	292	293	876	878
Expected return on plan assets	(309)	(299)	(927)	(897)
Amortization of net loss	64	61	193	183
Net periodic benefit cost	$47	$55	$142	$164

Employer Contributions

During the nine months ended September 30, 2008 and 2007, we contributed $403,000 and $1,005,000, respectively, to the plans. We anticipate making additional contributions of $2,113,000 to the plans during the remainder of 2008.

15.	Marketable Equity Securities

At March 31, 2008, we concluded that an investment in a marketable equity security was other-than-temporarily impaired and recognized a non-cash impairment charge $9,073,000, based on the March 31, 2008 closing share price of that security. At September 30, 2008, we concluded that certain other investments in marketable equity securities were other-than-temporarily impaired based on the severity of the declines in the market value (“fair value” pursuant to SFAS 157) of those securities at September 30, 2008 and, accordingly, we recognized a non-cash impairment charge of $11,808,000. These non-cash charges are included in “interest and other investment income, net” on our consolidated statement of income. Based on the October 31, 2008 closing share prices of these securities, their market value is approximate $39,100,000 below their carrying amount.

16.	Costs of Acquisitions and Development not Consummated

In the first and second quarters of 2008, we wrote-off an aggregate of $3,009,000 of costs associated with acquisitions not consummated (primarily Hudson Yards). In the first quarter of 2007, we wrote-off $8,807,000 of costs associated with the Equity Office Properties Trust acquisition not consummated.

During the quarter ended September 30, 2008, we recognized a $5,000,000 non-cash charge to write-down the carrying amount of land held for development to its fair value.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended September 30, 2008
Total		New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$501,475	$181,758	$128,382	$86,590	$53,167	$—	$51,578
Straight-line rents:
Contractual rent increases	14,404	8,077	418	3,805	1,738	—	366
Amortization of free rent	8,070	3,649	2,925	1,539	(2)	—	(41)
Amortization of acquired below- market leases, net	24,526	14,807	1,089	7,491	26	—	1,113
Total rentals	548,475	208,291	132,814	99,425	54,929	—	53,016
Tenant expense reimbursements	97,912	40,632	14,601	33,383	5,294	—	4,002
Fee and other income:
Tenant cleaning revenue	13,627	17,751	—	—	—	—	(4,124)
Management and leasing fees	2,518	1,138	1,875	411	95	—	(1,001)
Lease termination fees	1,455	21	1,037	362	35	—	—
Other	13,158	3,626	5,701	1,876	2,676	—	(721)
Total revenues	677,145	271,459	156,028	135,457	63,029	—	51,172
Operating expenses	276,302	120,398	56,680	50,248	31,773	—	17,203
Depreciation and amortization	136,705	48,322	35,929	21,904	12,751	—	17,799
General and administrative	49,495	5,263	6,427	7,398	7,419	—	22,988
Costs of acquisitions and development not consummated	5,000	—	—	—	—	—	5,000
Total expenses	467,502	173,983	99,036	79,550	51,943	—	62,990
Operating income (loss)	209,643	97,476	56,992	55,907	11,086	—	(11,818)
(Loss) income applicable to Alexander’s	(6,876)	189	—	191	—	—	(7,256)
Loss applicable to Toys	(8,141)	—	—	—	—	(8,141)	—
(Loss) income from partially owned entities	(3,099)	3,429	1,696	25	158	—	(8,407)
Interest and other investment income, net	9,638	542	507	92	49	—	8,448
Interest and debt expense	(148,039)	(34,647)	(31,323)	(21,445)	(13,150)	—	(47,474)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	5,160	—	—	—	—	—	5,160
Minority interest of partially owned entities	466	(1,545)	—	30	—	—	1,981
Income (loss) before income taxes	58,752	65,444	27,872	34,800	(1,857)	(8,141)	(59,366)
Income tax expense	(5,244)	—	(699)	(5)	(814)	—	(3,726)
Income (loss) from continuing operations	53,508	65,444	27,173	34,795	(2,671)	(8,141)	(63,092)
Income (loss) from discontinued operations	112	—	—	112	—	—	—
Net income (loss)	53,620	65,444	27,173	34,907	(2,671)	(8,141)	(63,092)
Interest and debt expense (1)	192,839	32,979	32,244	26,733	13,360	33,569	53,954
Depreciation and amortization(1)	179,574	46,113	37,222	23,488	12,885	35,155	24,711
Income tax expense (benefit) (1)	(5,063)	—	701	5	814	(10,944)	4,361
EBITDA(1)	$420,970	$144,536	$97,340	$85,133	$24,388	$49,639	$19,934

The Other segment EBITDA includes $23,983 for non-cash impairment charges (primarily marketable securities and our investment Lexington MLP), a $3,982 net loss on the mark-to-market of derivative instruments and a $3,570 after-tax net gain on sale of residential condominiums at our 40 East 66th Street property.

_______________________

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended September 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$478,951	$173,180	$120,540	$83,184	$53,922	$—	$48,125
Straight-line rents:
Contractual rent increases	10,533	3,124	3,333	2,986	1,034	—	56
Amortization of free rent	5,797	1,562	3,346	44	98	—	747
Amortization of acquired below- market leases, net	24,499	15,216	1,066	6,272	10	—	1,935
Total rentals	519,780	193,082	128,285	92,486	55,064	—	50,863
Tenant expense reimbursements	89,293	35,701	12,065	30,338	6,632	—	4,557
Fee and other income:
Tenant cleaning revenue	13,028	15,672	—	—	—	—	(2,644)
Management and leasing fees	2,891	1,494	2,178	310	8	—	(1,099)
Lease termination fees	1,574	1,326	(1)	51	198	—	—
Other	10,512	4,058	4,317	515	1,769	—	(147)
Total revenues	637,078	251,333	146,844	123,700	63,671	—	51,530
Operating expenses	259,000	106,616	50,825	43,656	33,791	—	24,112
Depreciation and amortization	118,994	41,346	30,521	19,634	12,110	—	15,383
General and administrative	47,888	5,330	6,247	6,739	7,439	—	22,133
Total expenses	425,882	153,292	87,593	70,029	53,340	—	61,628
Operating income (loss)	211,196	98,041	59,251	53,671	10,331	—	(10,098)
Income applicable to Alexander’s	12,111	189	—	187	—	—	11,735
Loss applicable to Toys	(20,289)	—	—	—	—	(20,289)	—
Income (loss) from partially owned entities	13,561	2,745	743	3,972	(50)	—	6,151
Interest and other investment income, net	56,581	668	3,558	195	104	—	52,056
Interest and debt expense	(149,722)	(36,186)	(31,289)	(19,423)	(13,174)	—	(49,650)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	1,012	—	—	—	—	—	1,012
Minority interest of partially owned entities	(282)	(1,613)	—	54	—	—	1,277
Income (loss) before income taxes	124,168	63,844	32,263	38,656	(2,789)	(20,289)	12,483
Income tax expense	(2,806)	—	(2,349)	(3)	(153)	—	(301)
Income (loss) from continuing operations	121,362	63,844	29,914	38,653	(2,942)	(20,289)	12,182
Income (loss) from discontinued operations	27,285	—	25,550	3,078	—	—	(1,343)
Net income (loss)	148,647	63,844	55,464	41,731	(2,942)	(20,289)	10,839
Interest and debt expense (1)	207,934	34,853	31,999	21,947	13,388	40,875	64,872
Depreciation and amortization(1)	171,106	39,543	33,474	20,617	12,260	34,495	30,717
Income tax (benefit) expense (1)	(13,094)	952	2,353	3	153	(18,213)	1,658
EBITDA(1)	$514,593	$139,192	$123,290	$84,298	$22,859	$36,868	$108,086

The Washington, DC Office segment EBITDA and the Retail segment EBITDA includes $24,696 and $3,049, respectively, of net gains on sale of real estate (included in “Income (loss) from discontinues operations, net”). The Other segment EBITDA includes an $18,606 net gain on the mark-to-market of derivative instruments and a $1,012 net gain on sale of marketable equity securities.

________________________

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information - continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2008
Total		New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,503,925	$539,254	$377,867	$260,279	$179,606	$—	$146,919
Straight-line rents:
Contractual rent increases	45,724	20,860	6,861	12,867	4,531	—	605
Amortization of free rent	17,460	8,106	5,759	319	2,662	—	614
Amortization of acquired below- market leases, net	73,655	45,548	3,305	20,016	84	—	4,702
Total rentals	1,640,764	613,768	393,792	293,481	186,883	—	152,840
Tenant expense reimbursements	269,970	103,230	44,649	98,251	14,715	—	9,125
Fee and other income:
Tenant cleaning revenue	41,431	53,415	—	—	—	—	(11,984)
Management and leasing fees	10,326	5,035	6,983	974	306	—	(2,972)
Lease termination fees	4,469	2,050	1,037	1,027	355	—	—
Other	33,832	11,876	14,802	2,016	5,749	—	(611)
Total revenues	2,000,792	789,374	461,263	395,749	208,008	—	146,398
Operating expenses	793,911	333,845	161,220	144,648	102,747	—	51,451
Depreciation and amortization	398,263	143,549	104,899	63,596	38,324	—	47,895
General and administrative	149,165	14,906	18,824	23,105	21,921	—	70,409
Costs of acquisitions and development not consummated	8,009	—	—	—	—	—	8,009
Total expenses	1,349,348	492,300	284,943	231,349	162,992	—	177,764
Operating income (loss)	651,444	297,074	176,320	164,400	45,016	—	(31,366)
Income applicable to Alexander’s	16,404	568	—	529	—	—	15,307
Income applicable to Toys	41,510	—	—	—	—	41,510	—
(Loss) income from partially owned entities	(29,167)	8,566	4,548	9,889	978	—	(53,148)
Interest and other investment income, net	47,535	1,965	1,737	422	221	—	43,190
Interest and debt expense	(446,534)	(104,032)	(94,085)	(63,981)	(39,190)	—	(145,246)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	8,546	—	—	—	—	—	8,546
Minority interest of partially owned entities	2,709	(3,366)	—	104	—	—	5,971
Income (loss) before income taxes	292,447	200,775	88,520	111,363	7,025	41,510	(156,746)
Income tax benefit (expense)	207,170	—	220,916	(7)	(1,205)	—	(12,534)
Income (loss) from continuing operations	499,617	200,775	309,436	111,356	5,820	41,510	(169,280)
Income (loss) from discontinued operations	170,532	—	59,068	(448)	—	—	111,912
Net income (loss)	670,149	200,775	368,504	110,908	5,820	41,510	(57,368)
Interest and debt expense (1)	593,039	98,810	96,958	76,492	39,823	108,970	171,986
Depreciation and amortization(1)	531,252	136,738	110,334	67,456	38,711	103,291	74,722
Income tax (benefit) expense (1)	(121,844)	—	(220,911)	7	1,205	82,778	15,077
EBITDA(1)	$1,672,596	$436,323	$354,885	$254,863	$85,559	$336,549	$204,417

The Washington, DC Office segment EBITDA includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street, and a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold (included in “Income (loss) from discontinued operations, net”), a $34,200 write-off of pre-development costs, a $25,812 net loss on the mark-to-market of derivative instruments, $28,056 of other non-cash charges, a $3,570 after-tax net gain on sale of residential condominiums at our 40 East 66th Street property, an $8,009 write-off for costs of acquisitions and development not consummated and a $2,038 net gain on disposition of our 13.8% interest in GMH.

_______________________

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information – continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,315,862	$463,678	$336,304	$240,975	$172,431	$—	$102,474
Straight-line rents:
Contractual rent increases	28,571	11,003	6,074	8,794	2,317	—	383
Amortization of free rent	29,244	14,747	11,939	555	1,044	—	959
Amortization of acquired below- market leases, net	58,842	32,895	3,210	19,119	130	—	3,488
Total rentals	1,432,519	522,323	357,527	269,443	175,922	—	107,304
Tenant expense reimbursements	238,983	94,051	32,659	87,922	16,339	—	8,012
Fee and other income:
Tenant cleaning revenue	33,398	40,820	—	—	—	—	(7,422)
Management and leasing fees	12,894	3,323	10,711	1,234	11	—	(2,385)
Lease termination fees	6,295	3,224	210	2,458	403	—	—
Other	29,261	12,081	11,568	1,170	5,203	—	(761)
Total revenues	1,753,350	675,822	412,675	362,227	197,878	—	104,748
Operating expenses	697,961	288,155	134,049	125,861	97,168	—	52,728
Depreciation and amortization	317,915	107,895	83,801	59,026	33,957	—	33,236
General and administrative	138,091	14,778	20,708	20,070	21,806	—	60,729
Costs of acquisitions and development not consummated	8,807	—	—	—	—	—	8,807
Total expenses	1,162,774	410,828	238,558	204,957	152,931	—	155,500
Operating income (loss)	590,576	264,994	174,117	157,270	44,947	—	(50,752)
Income applicable to Alexander’s	35,114	567	—	560	—	—	33,987
Income applicable to Toys	18,343	—	—	—	—	18,343	—
Income from partially owned entities	30,451	5,932	8,178	7,360	737	—	8,244
Interest and other investment income, net	229,774	1,810	4,609	387	292	—	222,676
Interest and debt expense	(420,713)	(97,767)	(96,331)	(59,206)	(39,069)	—	(128,340)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	17,699	—	—	—	—	—	17,699
Minority interest of partially owned entities	1,414	(2,182)	—	112	—	—	3,484
Income before income taxes	502,658	173,354	90,573	106,483	6,907	18,343	106,998
Income tax expense	(5,403)	—	(3,992)	(185)	(665)	—	(561)
Income from continuing operations	497,255	173,354	86,581	106,298	6,242	18,343	106,437
Income (loss) from discontinued operations	27,902	—	27,840	3,000	—	—	(2,938)
Net income	525,157	173,354	114,421	109,298	6,242	18,343	103,499
Interest and debt expense (1)	609,548	96,822	100,002	67,222	39,716	128,493	177,293
Depreciation and amortization(1)	500,247	106,885	95,784	61,815	34,387	123,194	78,182
Income tax expense (1)	34,419	2,052	7,816	185	665	20,250	3,451
EBITDA(1)	$1,669,371	$379,113	$318,023	$238,520	$81,010	$290,280	$362,425

The Washington, DC Office segment EBITDA and the Retail segment EBITDA includes $24,696 and $3,049, respectively, of net gains on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes a $100,060 net gain on the mark-to-market of derivative instruments, a $17,699 net gain on sale of marketable equity securities, an $8,807 write-off for costs of acquisition not consummated and $1,677 of expense for our share of India real estate ventures organization costs.

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
555 California Street (acquired in May 2007)	$12,295	$12,164	$35,554	$18,513
Hotel Pennsylvania	11,907	9,973	29,772	24,754
Lexington MLP	10,803	9,022	29,271	15,006
Industrial warehouses	1,361	1,399	4,025	3,595
Alexander’s	68	19,012	37,180	56,511
GMH (see page 12)	—	9,527	—	17,872
Other investments	6,427	1,964	1,488	6,927
	42,861	63,061	137,290	143,178
Corporate general and administrative expenses	(19,633)	(20,518)	(62,101)	(53,882)
Impairment loss- Lexington MLP	(7,175)	—	(7,175)	—
Investment income and other	8,881	49,298	49,345	232,125
Write-off of pre-development costs (see footnote (5) on page 14)	—	—	(34,200)	—
Costs of acquisitions and development not consummated	(5,000)	—	(8,009)	(8,807)
Discontinued operations of Americold (including a $112,690 net gain on sale in the nine months ended September 30, 2008)	—	16,245	129,267	49,811
	$19,934	$108,086	$204,417	$362,425

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. as of September 30, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 10, 2008

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2008.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado’s shareholder value. We measure our success in meeting this objective by the total return to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending September 30, 2008:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(13.8%)	(11.6%)	(9.9%)
Three-years	17.8%	17.1%	19.2%
Five-years	134.4%	85.8%	91.0%
Ten-years	365.3%	221.5%	228.0%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and extreme volatility in the equity and bond markets. These factors, coupled with a slowing economy, higher unemployment, and lower consumer sentiment, have significantly reduced the volume of real estate transactions and increased capitalization rates. Our existing real estate portfolio may be affected by tenant bankruptcies, store closures, lower occupancy and effective rents, which would result in a corresponding decrease in net income and cash flow. For example, Circuit City has recently announced layoffs, second quarter losses and is considering significant store-closures. Circuit City leases 12 locations in our portfolio aggregating 380,000 square feet (approximately $8,100,000 of annual property rental income and approximately $13,000,000 of unamortized costs at September 30, 2008, including tenant improvements, leasing commissions and receivables arising from the straight-lining of rent). In addition, the value of our investments in joint ventures, marketable securities, and mezzanine loans may decline, which may result in impairment charges and/or valuation allowances and a corresponding decrease in net income. It is difficult to predict when or if these markets will return to historical capacity and pricing levels.

Overview – continued

Quarter Ended September 30, 2008 Financial Results Summary

Net income applicable to Class A units for the quarter ended September 30, 2008 was $34,539,000, or $0.20 per diluted Class A unit, versus $129,336,000, or $0.78 per diluted Class A unit, for the quarter ended September 30, 2007. Net income for the quarters ended September 30, 2008 and 2007 include $1,313,000 and $31,922,000, respectively, for our share of net gains on sale of real estate. Net income for the quarters ended September 30, 2008 and 2007 also include certain items that affect comparability which are listed in the table below. The aggregate of these items and net gains on sale of real estate decreased net income applicable to Class A units for the quarter ended September 30, 2008 by $35,488,000 or $0.20 per diluted Class A unit and increased net income applicable to Class A units for the quarter ended September 30, 2007 by $59,997,000, or $0.34 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended September 30,
Items that affect comparability (income) expense:	2008	2007
Alexander’s stock appreciation rights compensation expense (income)	$14,557	$(3,075)
Marketable equity securities – impairment losses	11,808	—
Lexington MLP – impairment loss	7,175	—
Land held for development – impairment loss	5,000	—
Derivative positions in marketable equity securities	3,982	(18,606)
After-tax net gain on sale of residential condominiums	(3,570)	—
Other, net	(2,151)	(2,029)
	36,801	(23,710)
47.6% share of Americold’s net loss – sold in March 2008	—	1,343
13.8% share of GMH’s equity in net income – sold in June 2008	—	(5,708)
Total items that affect comparability	$36,801	$(28,075)

We did not recognize income during the quarter ended September 30, 2008, on certain assets with an aggregate carrying amount of approximately $1.5 billion at September 30, 2008, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, 220 20th Street, 1229-1231 25th Street (“West End 25”), 1999 K Street, 220 Central Park South, and certain investments in joint ventures including Beverly Connection, Wasserman and 800 17th Street/PNC Place investments.

The percentage increase in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2008 over the quarter ended September 30, 2007 and the trailing quarter ended June 30, 2008 are summarized below.

Quarter Ended:
	New York Office	Washington, DC Office	Retail	Merchandise Mart
September 30, 2008 vs. September 30, 2007	5.0%	3.0%	3.0%	(9.5%)
September 30, 2008 vs. June 30, 2008	(1.2%)(1)	(2.4%)(1)	0.7%	(26.1%)(2)

_________________________

(1)	Results primarily from seasonal increases in utility costs.
(2)	Results primarily from seasonality of operations.

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview – continued

Nine Months Ended September 30, 2008 Financial Results Summary

Net income applicable to Class A units for the nine months ended September 30, 2008 was $612,756,000, or $3.51 per diluted Class A unit, versus $467,497,000 or $2.68 per diluted Class A unit, for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 and 2007 include $65,918,000 and $32,415,000, respectively, for our share of net gains on sale of real estate. Net income for the nine months ended September 30, 2008 and 2007 also include certain items that affect comparability which are listed in the table below. The aggregate of these items and net gains on sale of real estate increased net income applicable to Class A units for the nine months ended September 30, 2008 by $302,774,000, or $1.68 per diluted Class A unit and increased net income applicable to Class A unit for the nine months ended September 30, 2007 by $125,707,000, or $0.72 per diluted Class A unit.

(Amounts in thousands)	For the Nine Months Ended September 30,
Items that affect comparability (income) expense:	2008	2007
Reversal of deferred income taxes initially recorded in connection with H Street acquisition	$(222,174)	$—
Net gain on sale of our 47.6% interest in Americold	(112,690)	—
Write-off of pre-development costs	34,200	—
Derivative positions in marketable equity securities	25,812	(100,060)
Marketable equity securities – impairment losses	20,881	—
Partially owned entities – non-cash purchase price accounting adjustments:
Toys	14,900	—
Beverly Connection	(4,100)	—
Reversal of MPH mezzanine loan loss accrual	(10,300)	—
Alexander’s stock appreciation rights compensation expense (income)	7,605	(8,991)
Lexington MLP – impairment loss	7,175	—
Land held for development – impairment loss	5,000	—
After-tax net gain on sale of residential condominiums	(3,570)	—
Costs of acquisitions not consummated	3,009	8,807
Net gain on disposition of our 13.8% interest in GMH	(2,038)
Prepayment penalties and write-off of unamortized financing costs	—	7,562
Other, net	(1,642)	1,969
	(237,932)	(90,713)
47.6% share of Americold’s net losses – sold in March 2008	1,076	2,848
13.8% share of GMH’s equity in net income – sold in June 2008	—	(5,427)
Total items that affect comparability	$(236,856)	$(93,292)

The percentage increase in the same-store “EBITDA” of our operating segments for the nine months ended September 30, 2008 over the nine months ended September 30, 2007 is summarized below.

	New York Office	Washington, DC Office	Retail	Merchandise Mart
September 30, 2008 vs. September 30, 2007	6.1%	4.6%	3.8%	1.3%

Overview – continued

Reversal of Deferred Tax Liabilities

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

Marketable Securities

At March 31, 2008, we concluded that an investment in a marketable equity security was other-than-temporarily impaired and recognized a non-cash impairment charge $9,073,000, based on the March 31, 2008 closing share price of that security. At September 30, 2008, we concluded that certain other investments in marketable equity securities were other-than-temporarily impaired based on the severity of the declines in the market value (“fair value” pursuant to SFAS 157) of those securities at September 30, 2008 and, accordingly, we recognized a non-cash impairment charge of $11,808,000. These non-cash charges are included in “interest and other investment income” on our consolidated statement of income. Based on the October 31, 2008 closing share prices of these securities, their market value is approximately $39,100,000 below their carrying amount.

The Lexington Master Limited Partnership (“Lexington MLP”)

At September 30, 2008, we owned 8,149,594 limited partnership units of Lexington MLP which are exchangeable on a one-for-one basis into common shares of Lexington Realty Trust (“Lexington”) (NYSE: LXP) or a 7.7% limited partnership interest. We account for our investment on the equity method. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s September 30, 2008 closing share price of $17.22, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington MLP was $140,336,000, or $7,175,000 below the carrying amount on our consolidated balance sheet. We have concluded that our investment is “other-than-temporarily” impaired and recorded a $7,175,000 non-cash impairment loss on our consolidated statement of income. Our conclusion was based on the recent deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term.

On October 28, 2008, we acquired 8,000,000 Lexington common shares for $5.60 per share, or $44,800,000. The purchase price consisted of $22,400,000 in cash and a $22,400,000 margin loan recourse only to the 8,000,000 shares acquired. In addition, we exchanged our existing limited partnership units of Lexington MLP for 8,149,592 common shares of Lexington. We now own 16,149,592 Lexington common shares, or approximately 17.6% of Lexington’s common equity, with a carrying amount of $185,136,000, or $11.46 per share.

Subsequent to September 30, 2008, the market value of Lexington’s common shares declined substantially, as did share prices of many public companies. Based on Lexington’s October 31, 2008 closing share price of $8.03, the market value of our investment is approximately $55,500,000 below its carrying amount.

Other Non-Cash Charges

During the quarter ended March 31, 2008, we recognized a non-cash charge of $34,200,000 for the write-off for our share of two joint ventures’ pre-development costs, of which $23,000,000 represented our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project. During the quarter ended September 30, 2008, we recognized a non-cash charge of $5,000,000 to write-down the carrying amount of land held for development to its fair value.

Overview – continued

2008 Dispositions

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment, for $220,000,000, in cash, which resulted in a net gain of $112,690,000.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000, in cash, which resulted in a net gain of $56,831,000.

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), in June 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000, which was recognized in the second quarter of 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

2008 Financings

On January 18, 2008, we closed a construction loan providing up to $87,000,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (4.34% at September 30, 2008) and matures in January 2011 with two six-month extension options. As of September 30, 2008, $27,291,000 was drawn under this loan.

On February 11, 2008, we completed a $335,000,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (3.89% at September 30, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000,000 after repaying the existing loan.

On February 20, 2008, we closed a construction loan providing up to $104,000,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.79% at September 30, 2008) and matures in February 2011 with two six-month extension options. As of September 30, 2008, $15,583,000 was drawn under this loan.

On February 26, 2008, we completed a $150,000,000 financing of our 2101 L Street property located in Washington, DC. The loan bears interest at LIBOR plus 1.20% (4.91% at September 30, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000,000.

On March 12, 2008 we completed a $260,000,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000,000 interest-only seven year 5.43% fixed rate mortgage and a $64,000,000 interest-only ten year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.81% at September 30, 2008). We retained net proceeds of $205,000,000 after repaying the existing loan.

On March 24, 2008, we closed a construction loan providing up to $290,000,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (3.94% at September 30, 2008) and matures in March 2011 with two one-year extension options. As of September 30, 2008, $214,279,000 was drawn under this loan.

On March 27, 2008, we closed a construction loan providing up to $124,000,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (5.01% at September 30, 2008) and matures in December 2010 with two six-month extension options. As of September 30, 2008, $59,230,000 was drawn under this loan.

On September 9, 2008, we purchased $50,000,000 of our senior unsecured notes due August 15, 2009 for $49,746,000.

Overview - continued

Leasing Activity

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

(Square feet in thousands)
	New York	Washington, DC		Merchandise Mart
As of September 30, 2008:	Office	Office	Retail	Office	Showroom
Square feet (in service)	16,093	17,649	21,837	2,408	6,348
Number of properties	28	85	176	8	8
Occupancy rate	97.1%	95.7%	94.1%	96.5%	92.3%
Leasing Activity:
Quarter Ended September 30, 2008:
Square feet	234	582	221	65	193
Initial rent per square foot (1)	$73.55	$38.97	$34.80	$25.68	$26.79
Weighted average lease terms (years)	9.7	7.8	7.4	9.1	5.6
Rent per square foot – relet space:
Square feet	223	169	111	65	192
Initial Rent (1)	$74.66	$37.31	$37.26	$25.68	$26.79
Prior escalated rent	$45.61	$34.62	$32.98	$27.94	$27.74
Percentage increase (decrease):
Cash basis	63.7%	7.8%	13.0%	(8.1%)	(3.4%)
GAAP basis	74.3%	11.8%	20.7%	9.5%	10.1%
Rent per square foot – vacant space:
Square feet	11	413	110	—	1
Initial rent (1)	$50.20	$39.65	$32.35	$—	$27.00
Tenant improvements and leasing commissions:
Per square foot	$39.84	$9.31	$11.20	$57.43	$8.08
Per square foot per annum	$4.11	$1.19	$1.52	$6.31	$1.44
Percentage of initial rent	5.6%	3.1%	4.4%	24.6%	5.4%

Nine Months Ended September 30, 2008:
Square feet	1,014	1,856	801	223	656
Initial rent per square foot (1)	$71.99	$38.43	$31.84	$24.43	$28.67
Weighted average lease terms (years)	9.2	7.6	7.6	9.3	5.5
Rent per square foot – relet space:
Square feet	941	1,088	466	157	633
Initial Rent (1)	$73.77	$35.43	$31.44	$24.54	$28.43
Prior escalated rent	$48.70	$29.99	$27.17	$26.94	$28.85
Percentage increase (decrease):
Cash basis	51.5%	18.1%	15.7%	(8.9%)	(1.5%)
GAAP basis	56.4%	19.5%	23.5%	5.6%	11.3%
Rent per square foot – vacant space:
Square feet	73	768	335	66	23
Initial rent (1)	$49.00	$42.67	$32.39	$24.17	$35.52
Tenant improvements and leasing commissions:
Per square foot	$46.81	$16.27	$9.95	$52.00	$8.55
Per square foot per annum	$5.09	$2.14	$1.31	$5.59	$1.55
Percentage of initial rent	7.1%	5.6%	4.1%	22.9%	5.4%

________________________

See notes on the following page.

Overview (continued)

(Square feet and cubic feet in thousands)
	New York	Washington, DC		Merchandise Mart
	Office	Office	Retail	Office	Showroom
As of June 30, 2008:
Square feet	16,074	17,553	21,928	2,390	6,360
Number of properties	28	85	177	8	8
Occupancy rate	97.5%	93.9%	94.5%	96.7%	93.4%

As of December 31, 2007:
Square feet	15,994	17,931	21,934	2,390	6,139
Number of properties	28	84	177	8	8
Occupancy rate	97.6%	93.3%	94.3%	96.8%	93.7%

As of September 30, 2007:
Square feet	15,979	17,587	21,071	2,763	6,320
Number of properties	28	83	173	9	9
Occupancy rate	97.7%	93.5%	93.9%	95.5%	91.6%

_______________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Overview - continued

Recently Issued Accounting Literature

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable securities and (iii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities measured at fair value as of September 30, 2008 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$146,469	$146,469	$—	$—
Deferred compensation plan assets	80,302	40,646	—	39,656	(2)
Interest rate caps	40	—	40	—
Total Assets, measured at fair value (1)	$226,811	$187,115	$40	$39,656

Derivative positions in marketable equity securities	$8,978	$—	$8,978	$—
Deferred compensation plan liabilities	80,302	40,646	—	39,656	(2)
Total Liabilities, measured at fair value (1)	$89,280	$40,646	$8,978	$39,656

___________________

(1)

We chose not to elect the fair value option prescribed by Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), for our financial assets and liabilities that had not been previously measured at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities for the three and nine months ended September 30, 2008.

(Amounts in thousands)	Beginning Balance	Total Realized and Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance

For the three months ended September 30, 2008	$41,028	$(1,688)	$316	$39,656

For the nine months ended September 30, 2008	$50,578	$(10,115)	$(807)	$39,656

Overview - continued

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

In February 2007, the FASB issued SFAS 159, which permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

Overview - continued

Recently Issued Accounting Literature – continued

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP will affect the accounting for our convertible debt due to Vornado and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible debt due to Vornado and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP is effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. The adoption of the FSP on January 1, 2009 will result in the recognition of an aggregate unamortized debt discount of $151,422,000 (as of September 30, 2008) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, for each reporting period is as follows:

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

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2008 and 2007

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$501,475	$181,758	$128,382	$86,590	$53,167	$—	$51,578
Straight-line rents:
Contractual rent increases	14,404	8,077	418	3,805	1,738	—	366
Amortization of free rent	8,070	3,649	2,925	1,539	(2)	—	(41)
Amortization of acquired below- market leases, net	24,526	14,807	1,089	7,491	26	—	1,113
Total rentals	548,475	208,291	132,814	99,425	54,929	—	53,016
Tenant expense reimbursements	97,912	40,632	14,601	33,383	5,294	—	4,002
Fee and other income:
Tenant cleaning revenue	13,627	17,751	—	—	—	—	(4,124)
Management and leasing fees	2,518	1,138	1,875	411	95	—	(1,001)
Lease termination fees	1,455	21	1,037	362	35	—	—
Other	13,158	3,626	5,701	1,876	2,676	—	(721)
Total revenues	677,145	271,459	156,028	135,457	63,029	—	51,172
Operating expenses	276,302	120,398	56,680	50,248	31,773	—	17,203
Depreciation and amortization	136,705	48,322	35,929	21,904	12,751	—	17,799
General and administrative	49,495	5,263	6,427	7,398	7,419	—	22,988
Costs of acquisitions and development not consummated	5,000	—	—	—	—	—	5,000
Total expenses	467,502	173,983	99,036	79,550	51,943	—	62,990
Operating income (loss)	209,643	97,476	56,992	55,907	11,086	—	(11,818)
(Loss) income applicable to Alexander’s	(6,876)	189	—	191	—	—	(7,256)
Loss applicable to Toys	(8,141)	—	—	—	—	(8,141)	—
(Loss) income from partially owned entities	(3,099)	3,429	1,696	25	158	—	(8,407)
Interest and other investment income, net	9,638	542	507	92	49	—	8,448
Interest and debt expense	(148,039)	(34,647)	(31,323)	(21,445)	(13,150)	—	(47,474)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	5,160	—	—	—	—	—	5,160
Minority interest of partially owned entities	466	(1,545)	—	30	—	—	1,981
Income (loss) before income taxes	58,752	65,444	27,872	34,800	(1,857)	(8,141)	(59,366)
Income tax expense	(5,244)	—	(699)	(5)	(814)	—	(3,726)
Income (loss) from continuing operations	53,508	65,444	27,173	34,795	(2,671)	(8,141)	(63,092)
Income (loss) from discontinued operations	112	—	—	112	—	—	—
Net income (loss)	53,620	65,444	27,173	34,907	(2,671)	(8,141)	(63,092)
Interest and debt expense (1)	192,839	32,979	32,244	26,733	13,360	33,569	53,954
Depreciation and amortization(1)	179,574	46,113	37,222	23,488	12,885	35,155	24,711
Income tax expense (benefit) (1)	(5,063)	—	701	5	814	(10,944)	4,361
EBITDA(1)	$420,970	$144,536	$97,340	$85,133	$24,388	$49,639	$19,934

The Other segment EBITDA includes $23,983 for non-cash impairment charges (primarily marketable securities and our investment Lexington MLP), a $3,982 net loss on the mark-to-market of derivative instruments and a $3,570 after-tax net gain on sale of residential condominiums at our 40 East 66th Street property.

___________________

See notes on page 47.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2008 and 2007 – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$478,951	$173,180	$120,540	$83,184	$53,922	$—	$48,125
Straight-line rents:
Contractual rent increases	10,533	3,124	3,333	2,986	1,034	—	56
Amortization of free rent	5,797	1,562	3,346	44	98	—	747
Amortization of acquired below- market leases, net	24,499	15,216	1,066	6,272	10	—	1,935
Total rentals	519,780	193,082	128,285	92,486	55,064	—	50,863
Tenant expense reimbursements	89,293	35,701	12,065	30,338	6,632	—	4,557
Fee and other income:
Tenant cleaning revenue	13,028	15,672	—	—	—	—	(2,644)
Management and leasing fees	2,891	1,494	2,178	310	8	—	(1,099)
Lease termination fees	1,574	1,326	(1)	51	198	—	—
Other	10,512	4,058	4,317	515	1,769	—	(147)
Total revenues	637,078	251,333	146,844	123,700	63,671	—	51,530
Operating expenses	259,000	106,616	50,825	43,656	33,791	—	24,112
Depreciation and amortization	118,994	41,346	30,521	19,634	12,110	—	15,383
General and administrative	47,888	5,330	6,247	6,739	7,439	—	22,133
Total expenses	425,882	153,292	87,593	70,029	53,340	—	61,628
Operating income (loss)	211,196	98,041	59,251	53,671	10,331	—	(10,098)
Income applicable to Alexander’s	12,111	189	—	187	—	—	11,735
Loss applicable to Toys	(20,289)	—	—	—	—	(20,289)	—
Income (loss) from partially owned entities	13,561	2,745	743	3,972	(50)	—	6,151
Interest and other investment income, net	56,581	668	3,558	195	104	—	52,056
Interest and debt expense	(149,722)	(36,186)	(31,289)	(19,423)	(13,174)	—	(49,650)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	1,012	—	—	—	—	—	1,012
Minority interest of partially owned entities	(282)	(1,613)	—	54	—	—	1,277
Income (loss) before income taxes	124,168	63,844	32,263	38,656	(2,789)	(20,289)	12,483
Income tax expense	(2,806)	—	(2,349)	(3)	(153)	—	(301)
Income (loss) from continuing operations	121,362	63,844	29,914	38,653	(2,942)	(20,289)	12,182
Income (loss) from discontinued operations	27,285	—	25,550	3,078	—	—	(1,343)
Net income (loss)	148,647	63,844	55,464	41,731	(2,942)	(20,289)	10,839
Interest and debt expense (1)	207,934	34,853	31,999	21,947	13,388	40,875	64,872
Depreciation and amortization(1)	171,106	39,543	33,474	20,617	12,260	34,495	30,717
Income tax (benefit) expense (1)	(13,094)	952	2,353	3	153	(18,213)	1,658
EBITDA(1)	$514,593	$139,192	$123,290	$84,298	$22,859	$36,868	$108,086

The Washington, DC Office segment EBITDA and the Retail segment EBITDA includes $24,696 and $3,049, respectively, of net gains on sale of real estate (included in “Income (loss) from discontinues operations, net”). The Other segment EBITDA includes an $18,606 net gain on the mark-to-market of derivative instruments and a $1,012 net gain on sale of marketable equity.

__________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2008 and 2007 - continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,
	2008	2007
555 California Street	$12,295	$12,164
Hotel Pennsylvania	11,907	9,973
Lexington MLP	10,803	9,022
Industrial warehouses	1,361	1,399
Alexander’s	68	19,012
GMH (sold in June 2008)	—	9,527
Other investments	6,427	1,964
	42,861	63,061
Corporate general and administrative expenses	(19,633)	(20,518)
Impairment loss- Lexington MLP	(7,175)	—
Cost of acquisitions and development not consummated	(5,000)	—
Investment income and other	8,881	49,298
Discontinued operations of Americold (sold in March 2008)	—	16,245
	$19,934	$108,086

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases and fee income, were $677,145,000 in the quarter ended September 30, 2008, compared to $637,078,000 in the prior year’s quarter, an increase of $40,067,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions	$2,599	$—	$(319)	$2,898	$20		$—
Development/Redevelopment	(897)	—	(452)	(335)	—		(110)
Amortization of acquired below market leases, net	27	(409)	23	1,219	16		(822)
Operations:
Hotel Pennsylvania	3,318	—	—	—	—		3,318	(1)
Trade shows	(474)	—	—	—	(474)		—
Leasing activity (see page 40)	24,122	15,618	5,277	3,157	303		(233)
Total increase (decrease) in property rentals	28,695	15,209	4,529	6,939	(135)		2,153
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	858	—	(121)	979	—		—
Operations	7,761	4,931	2,657	2,066	(1,338	)(2)	(555)
Total increase (decrease) in tenant expense reimbursements	8,619	4,931	2,536	3,045	(1,338)		(555)
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(119)	(1,305)	1,038	311	(163)		—
Management and leasing fees	(373)	(356)	(303)	101	87		98
BMS Cleaning revenue	599	2,079	—	—	—		(1,480	)(3)
Other	2,646	(432)	1,384	1,361	907		(574)
Total increase (decrease) in fee and other income	2,753	(14)	2,119	1,773	831		(1,956)
Total increase (decrease) in revenues	$40,067	$20,126	$9,184	$11,757	$(642)		$(358)

______________________________

(1)	Revenue per available room (“REVPAR”) was $159.20 for the three months ended September 30, 2008, compared to $136.85 for the prior year’s quarter.

(2)	Primarily from reimbursements recorded in the prior year’s quarter resulting from a reassessment of 2006 real estate taxes in 2007.

(3)	Primarily from an increase in the elimination of inter-company fees of our operating segment upon consolidation.

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $467,502,000 in the quarter ended September 30, 2008, compared to $425,882,000 in the prior year’s quarter, an increase of $41,620,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions	$1,369	$—	$195	$1,013	$161		$—
Development/Redevelopment	174	—	28	455	—		(309)
Hotel activity	1,166	—	—	—	—		1,166
Trade shows activity	(1,012)	—		—	(1,012	)(1)	—
Operations	15,605	13,782 (2)	5,632	5,124	(1,167	)(3)	(7,766	)(4)
Total increase (decrease) in operating expenses	17,302	13,782	5,855	6,592	(2,018)		(6,909)
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	1,324	—	495	1,524	—		(695)
Operations (due to additions to buildings and improvements)	16,387	6,976	4,913	746	641		3,111
Total increase in depreciation and amortization	17,711	6,976	5,408	2,270	641		2,416
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and other	989	—	—	289	—		700
Operations	618	(67)	180	370	(20)		155
Total increase (decrease) in general and administrative	1,607	(67)	180	659	(20)		855
Cost of acquisitions and development not consummated	5,000	—	—	—	—		5,000
Total increase (decrease) in expenses	$41,620	$20,691	$11,443	$9,521	$(1,397)		$1,362

______________________________

(1)	Primarily due to a trade show in the prior year’s quarter that did not reoccur this year.

(2)	Results from a $2,319 increase in BMS operating expenses and an $11,463 increase in property level operating expenses.

(3)	Primarily from the reassessment of 2006 real estate taxes in 2007.

(4)	Primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007 (continued)

Income Applicable to Alexander’s

Our 32.6% share of Alexander’s net loss (comprised of equity in net loss or income, management, leasing, and development fees) was $6,876,000 in the quarter ended September 30, 2008, compared to net income of $12,111,000 in the prior year’s quarter, a decrease of $18,987,000. This decrease was primarily due to $14,557,000 for our share of stock appreciation rights compensation expense in the current quarter, compared to $3,075,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the prior year’s quarter.

Loss Applicable to Toys

Our 32.7% share of Toys’ net loss (comprised of equity in net loss, interest income on loans receivable, and management fees) was $8,141,000 in the quarter ended September 30, 2008, or $19,085,000 before our share of Toys’ income tax benefit, compared to a net loss of $20,289,000, or $37,855,000 before our share of Toys’ income tax benefit in the prior year’s quarter. Historically, Toys’ fourth quarter net income, which we recorded on a lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the quarter ended September 30, 2008 and 2007.

(Amounts in thousands)	For The Three Months Ended September 30,
Equity in Net Income:	2008	2007
Beverly Connection:
50% share of equity in net loss (1)	$(4,585)	$(1,287)
Interest and fee income	3,686	3,885
	(899)	2,598
Lexington MLP – 7.7% share of equity in net income (2)	(6,040)	1,726
India real estate ventures – 4% to 50% share of equity in net losses	(835)	—
GMH Communities L.P. – 13.8% share of equity in net income in 2007 (3)	—	5,709
Other (4)	4,675	3,528
__________________________	$(3,099)	$13,561

(1)

In accordance with EITF 99-10, during the quarter ended September 30, 2008 our partner’s capital account was reduced to zero and, accordingly, we recognized $1,528 of additional net loss for the portion that relates to our partner’s pro rata share of the venture’s net loss.

(2)	The three months ended September 30, 2008 includes a $7,175 non-cash impairment charge.

(3)

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc. (“ACC”) (NYSE: ACC), in June 2008 we received an aggregate of $105,180, consisting of $82,142 in cash and 753,126 shares of ACC common stock valued at $23,038 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038, which was recognized in the second quarter of 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

(4)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and other equity method investments.

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007 (continued)

Interest and Other Investment Income, net

Interest and other investment income, net (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $9,638,000 in the quarter ended September 30, 2008, compared to $56,581,000 in the prior year’s quarter, a decrease of $46,943,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $3,982 this quarter compared to a net gain of $18,606 in the prior year’s quarter	$(22,588)
Marketable equity securities – impairment losses	(11,808)
Decrease in interest income on mezzanine loans as a result of lower average investments ($468,469 this quarter compared to $652,489 in the prior year’s quarter)	(7,395)
Other, net	(5,152)
$(46,943)

Interest and Debt Expense

Interest and debt expense was $148,039,000 in the quarter ended September 30, 2008, compared to $149,722,000 in the prior year’s quarter, a decrease of $1,683,000. The prior year’s quarter included $1,701,000 of expense from the early extinguishment of debt. The decrease in interest expense from lower weighted average rates this quarter was offset by higher average outstanding debt.

Net Gains (Losses) on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $5,160,000 in the quarter ended September 30, 2008, compared to $1,012,000 in the quarter ended September 30, 2007. The quarter ended September 30, 2008 includes a $4,427,000 pre-tax gain on sale of residential condominiums at our 40 East 66th Street property and $733,000 of net gains on sale of marketable securities. The $1,012,000 net gain in the quarter ended September 30, 2007 represents net gains on sale of marketable securities.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $466,000 in the quarter ended September 30, 2008, compared to expense of $282,000 in the prior year’s quarter and represents the minority partners’ pro rata share of the net loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, Wasserman and the Springfield Mall.

Income Tax Expense

Income tax expense was $5,244,000 in the quarter ended September 30, 2008, compared to $2,806,000 in the prior year’s quarter, an increase of $2,438,000. This increase was primarily due to the acquisition of 555 California Street and income taxes on the sale of residential condominiums at our 40 East 66th Street property.

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007 (continued)

Discontinued Operations

The combined results of discontinued operations for the quarter ended September 30, 2008 and 2007 include the operating results of Tysons Dulles Plaza, which was sold on June 10, 2008; Americold, which was sold on March 31, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Three Months Ended September 30,
	2008	2007
Total revenues	$—	$216,288
Total expenses	—	216,748
Net loss	—	(460)
Net gains on sale of real estate	112	27,745
Income from discontinued operations	$112	$27,285

Preferred Unit Distributions

Preferred unit distributions were $19,081,000 in the quarter ended September 30, 2008, compared to $19,311,000 in the prior year’s quarter.

Results of Operations – Three Months Ended September 30, 2008 Compared to September 30, 2007 (continued)

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2008 from the three months ended September 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Three Months ended September 30, 2007	$514,593	$139,192	$123,290	$84,298	$22,859	$36,868	$108,086
2008 Operations: Same store operations(1)		7,126	3,026	2,240	(3,323)
Acquisitions, dispositions and non-same store income and expenses		(1,782)	(28,976)	(1,405)	4,852
Three Months ended September 30, 2008	$420,970	$144,536	$97,340	$85,133	$24,388	$49,639	$19,934
% increase (decrease) in same store operations		5.0%	3.0%	3.0%	(9.5%)	N/A

______________________________

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

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2008 and 2007

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2008 and 2007.

(Amounts in thousands)	For the Nine Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,503,925	$539,254	$377,867	$260,279	$179,606	$—	$146,919
Straight-line rents:
Contractual rent increases	45,724	20,860	6,861	12,867	4,531	—	605
Amortization of free rent	17,460	8,106	5,759	319	2,662	—	614
Amortization of acquired below- market leases, net	73,655	45,548	3,305	20,016	84	—	4,702
Total rentals	1,640,764	613,768	393,792	293,481	186,883	—	152,840
Tenant expense reimbursements	269,970	103,230	44,649	98,251	14,715	—	9,125
Fee and other income:
Tenant cleaning revenue	41,431	53,415	—	—	—	—	(11,984)
Management and leasing fees	10,326	5,035	6,983	974	306	—	(2,972)
Lease termination fees	4,469	2,050	1,037	1,027	355	—	—
Other	33,832	11,876	14,802	2,016	5,749	—	(611)
Total revenues	2,000,792	789,374	461,263	395,749	208,008	—	146,398
Operating expenses	793,911	333,845	161,220	144,648	102,747	—	51,451
Depreciation and amortization	398,263	143,549	104,899	63,596	38,324	—	47,895
General and administrative	149,165	14,906	18,824	23,105	21,921	—	70,409
Costs of acquisitions and development not consummated	8,009	—	—	—	—	—	8,009
Total expenses	1,349,348	492,300	284,943	231,349	162,992	—	177,764
Operating income (loss)	651,444	297,074	176,320	164,400	45,016	—	(31,366)
Income applicable to Alexander’s	16,404	568	—	529	—	—	15,307
Income applicable to Toys	41,510	—	—	—	—	41,510	—
(Loss) income from partially owned entities	(29,167)	8,566	4,548	9,889	978	—	(53,148)
Interest and other investment income, net	47,535	1,965	1,737	422	221	—	43,190
Interest and debt expense	(446,534)	(104,032)	(94,085)	(63,981)	(39,190)	—	(145,246)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	8,546	—	—	—	—	—	8,546
Minority interest of partially owned entities	2,709	(3,366)	—	104	—	—	5,971
Income (loss) before income taxes	292,447	200,775	88,520	111,363	7,025	41,510	(156,746)
Income tax benefit (expense)	207,170	—	220,916	(7)	(1,205)	—	(12,534)
Income (loss) from continuing operations	499,617	200,775	309,436	111,356	5,820	41,510	(169,280)
Income (loss) from discontinued operations	170,532	—	59,068	(448)	—	—	111,912
Net income (loss)	670,149	200,775	368,504	110,908	5,820	41,510	(57,368)
Interest and debt expense (1)	593,039	98,810	96,958	76,492	39,823	108,970	171,986
Depreciation and amortization(1)	531,252	136,738	110,334	67,456	38,711	103,291	74,722
Income tax (benefit) expense (1)	(121,844)	—	(220,911)	7	1,205	82,778	15,077
EBITDA(1)	$1,672,596	$436,323	$354,885	$254,863	$85,559	$336,549	$204,417

The Washington, DC Office segment EBITDA includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street, and a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold (included in “Income (loss) from discontinued operations, net”), a $34,200 write-off of pre-development costs, a $25,812 net loss on the mark-to-market of derivative instruments, $28,056 of other non-cash charges, a $3,570 after-tax net gain on sale of residential condominiums at our 40 East 66th Street property, an $8,009 write-off for costs of acquisitions and development not consummated and a $2,038 net gain on disposition of our 13.8% interest in GMH.

______________________

See notes on page 56.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2008 and 2007 – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,315,862	$463,678	$336,304	$240,975	$172,431	$—	$102,474
Straight-line rents:
Contractual rent increases	28,571	11,003	6,074	8,794	2,317	—	383
Amortization of free rent	29,244	14,747	11,939	555	1,044	—	959
Amortization of acquired below- market leases, net	58,842	32,895	3,210	19,119	130	—	3,488
Total rentals	1,432,519	522,323	357,527	269,443	175,922	—	107,304
Tenant expense reimbursements	238,983	94,051	32,659	87,922	16,339	—	8,012
Fee and other income:
Tenant cleaning revenue	33,398	40,820	—	—	—	—	(7,422)
Management and leasing fees	12,894	3,323	10,711	1,234	11	—	(2,385)
Lease termination fees	6,295	3,224	210	2,458	403	—	—
Other	29,261	12,081	11,568	1,170	5,203	—	(761)
Total revenues	1,753,350	675,822	412,675	362,227	197,878	—	104,748
Operating expenses	697,961	288,155	134,049	125,861	97,168	—	52,728
Depreciation and amortization	317,915	107,895	83,801	59,026	33,957	—	33,236
General and administrative	138,091	14,778	20,708	20,070	21,806	—	60,729
Costs of acquisitions and development not consummated	8,807	—	—	—	—	—	8,807
Total expenses	1,162,774	410,828	238,558	204,957	152,931	—	155,500
Operating income (loss)	590,576	264,994	174,117	157,270	44,947	—	(50,752)
Income applicable to Alexander’s	35,114	567	—	560	—	—	33,987
Income applicable to Toys	18,343	—	—	—	—	18,343	—
Income from partially owned entities	30,451	5,932	8,178	7,360	737	—	8,244
Interest and other investment income, net	229,774	1,810	4,609	387	292	—	222,676
Interest and debt expense	(420,713)	(97,767)	(96,331)	(59,206)	(39,069)	—	(128,340)
Net gains (losses) on disposition of wholly owned and partially owned assets other than depreciable real estate	17,699	—	—	—	—	—	17,699
Minority interest of partially owned entities	1,414	(2,182)	—	112	—	—	3,484
Income before income taxes	502,658	173,354	90,573	106,483	6,907	18,343	106,998
Income tax expense	(5,403)	—	(3,992)	(185)	(665)	—	(561)
Income from continuing operations	497,255	173,354	86,581	106,298	6,242	18,343	106,437
Income (loss) from discontinued operations	27,902	—	27,840	3,000	—	—	(2,938)
Net income	525,157	173,354	114,421	109,298	6,242	18,343	103,499
Interest and debt expense (1)	609,548	96,822	100,002	67,222	39,716	128,493	177,293
Depreciation and amortization(1)	500,247	106,885	95,784	61,815	34,387	123,194	78,182
Income tax expense (1)	34,419	2,052	7,816	185	665	20,250	3,451
EBITDA(1)	$1,669,371	$379,113	$318,023	$238,520	$81,010	$290,280	$362,425

The Washington, DC Office segment EBITDA and the Retail segment EBITDA includes $24,696 and $3,049, respectively, of net gains on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes a $100,060 net gain on the mark-to-market of derivative instruments, a $17,699 net gain on sale of marketable equity securities, an $8,807 write-off for costs of acquisition not consummated and $1,677 of expense for our share of India real estate ventures organization costs.

___________________

See notes on following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2008 and 2007 – continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Nine Months Ended September 30,
	2008	2007
Alexander’s	$37,180	$56,511
555 California Street (acquired in May 2007)	35,554	18,513
Lexington MLP	29,271	15,006
Hotel Pennsylvania	29,772	24,754
Industrial warehouses	4,025	3,595
GMH (sold in June 2008)	—	17,872
Other investments	1,488	6,927
	137,290	143,178
Corporate general and administrative expenses	(62,101)	(53,882)
Write-off of pre-development costs	(34,200)	—
Costs of acquisitions and development not consummated	(8,009)	(8,807)
Impairment loss-Lexington MLP	(7,175)	—
Investment income and other	49,345	232,125
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	129,267	49,811
	$204,417	$362,425

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases, and fee income, were $2,000,792,000 in the nine months ended September 30, 2008, compared to $1,753,350,000 in the prior year’s nine months, an increase of $247,442,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office	Washington, DC Office		Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$46,780	$46,780	$—		$—	$—		$—
555 California Street	37,301	—	—		—	—		37,301
H Street (effect of consolidating from May 1, 2007 vs. equity method prior)	19,330	—	19,330		—	—		—
Other	21,610	—	961		14,846	5,803		—
Development/Redevelopment	(5,535)	—	(2,552)		(2,345)	—		(638)
Amortization of acquired below market leases, net	14,813	12,653	95		897	(46)		1,214
Operations:
Hotel Pennsylvania	8,146	—	—		—	—		8,146	(1)
Trade shows	4,841	—	—		—	4,841		—
Leasing activity	60,959	32,012	18,431		10,640	363		(487)
Total increase in property rentals	208,245	91,445	36,265		24,038	10,961		45,536
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	13,446	6,041	2,114		3,442	—		1,849
Operations	17,541	3,138 (2)	9,876		6,887	(1,624	)(3)	(736)
Total increase (decrease) in tenant expense reimbursements	30,987	9,179	11,990		10,329	(1,624)		1,113
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(1,826)	(1,174)	827		(1,431)	(48)		—
Management and leasing fees	(2,568)	1,712	(3,728	)(4)	(260)	295		(587)
BMS Cleaning revenue	8,033	12,595	—		—	—		(4,562	)(5)
Other	4,571	(205)	3,234		846	546		150
Total increase (decrease) in fee and other income	8,210	12,928	333		(845)	793		(4,999)
Total increase in revenues	$247,442	$113,552	$48,588		$33,522	$10,130		$41,650

______________________________

(1)	Revenue per available room (“REVPAR”) was $140.54 in the nine months ended September 30, 2008 compared to $121.91 in the prior year’s nine months.

(2)	Reflects a decrease in real estate tax reimbursements resulting from lower tax assessments and new tenant base years.

(3)	Primarily from reimbursements recorded in the prior year’s nine months resulting from a reassessment of 2006 real estate taxes.

(4)	Primarily from leasing fees in 2007 in connection with our management of a development project.

(5)	Represents the elimination of inter-company cleaning revenue from our other operating segments upon consolidation. See page 58 for the elimination of inter-company cleaning charges.

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,349,348,000 in the nine months ended September 30, 2008, compared to $1,162,774,000 in the prior year’s nine months, an increase of $186,574,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$19,148	$19,148		$—	$—	$—	$—
555 California Street	17,442	—		—	—	—	17,442
H Street (effective of consolidating from May 1, 2007 vs. equity method prior)	8,300	—		8,300	—	—	—
Other	12,196	—		1,581	5,286	5,329	—
Development/Redevelopment	225	—		(784)	1,318	—	(309)
Hotel activity	2,784	—		—	—	—	2,784
Trade shows activity	(1,308)	—		—	—	(1,308)	—
Operations	37,163	26,542	(1)	18,074	12,183	1,558	(21,194	)(2)
Total increase (decrease) in operating expenses	95,950	45,690		27,171	18,787	5,579	(1,277)
Depreciation and amortization:
Increase due to:
Acquisitions/Development	44,632	23,618		7,288	2,372	—	11,354
Operations (due to additions to buildings and improvements)	35,716	12,036		13,810	2,198	4,367	3,305
Total increase in depreciation and amortization	80,348	35,654		21,098	4,570	4,367	14,659
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	6,628	—		(14)	1,924	—	4,718
Operations	4,446	128		(1,870)	1,111	115	4,962	(3)
Total increase (decrease) in general and administrative	11,074	128		(1,884)	3,035	115	9,680
Costs of acquisitions and development not consummated	(798)	—		—	—	—	(798)
Total increase in expenses	$186,574	$81,472		$46,385	$26,392	$10,061	$22,264

______________________________

(1)	Primarily from an $11,498 increase in BMS operating expenses and a $15,044 increase in property level operating expenses.

(2)	Primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(3)	Primarily from an increase in compensation expense and professional fees.

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007 - continued

Income Applicable to Alexander’s

Our 32.6% share of Alexander’s net income (comprised of equity in net income, management, leasing, and development fees) was $16,404,000 in the nine months ended September 30, 2008, compared to $35,114,000 in the prior year’s nine months, a decrease of $18,710,000. This decrease was primarily due to $7,605,000 for our share of stock appreciations rights compensation expense in the current period, compared to $8,991,000 of income for our share of the reversal of accrued stock appreciation right compensation expense in the prior period.

Income Applicable to Toys

Our 32.7% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $41,510,000 in the nine months ended September 30, 2008, or $124,288,000 before our share of Toys’ income tax expense, compared to $18,343,000, or $38,593,000 before our share of Toys’ income tax expense for the prior year’s nine months. Toys prepares its consolidated financial statements using the historical cost basis (“Recap basis”) of accounting. We account for our investment in Toys on the purchase accounting basis. In July 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated. Our share of this non-cash charge was $14,900,000, which we recognized as part of our equity in Toys’ net loss in the second quarter of 2008. This non-cash charge has no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the nine months ended September 30, 2008 and 2007.

(Amount in thousands)	For The Nine Months Ended September 30,
Equity in Net (Loss) Income:	2008	2007
Beverly Connection:
50% share of equity in net loss (1)	$(3,950)	$(3,676)
Interest and fee income	10,630	8,492
	6,680	4,816
Lexington MLP – 7.7% share of equity in net income	(4,153)	1,484
India real estate ventures – 4% to 50% share of equity in net loss	(1,863)	—
GMH Communities L.P. – 13.8% share of equity in net income	—	5,428
H Street partially owned entities – 50% share of equity in net income	—	5,923
Other (2)	(29,831)	12,800
	$(29,167)	$30,451

________________________

(1)

The nine months ended September 30, 2008 includes $4,100 for the reversal of a non-cash charge recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of APB Opinion 18 “The Equity Method of Accounting For Investments In Common Stock,” should have been eliminated in the determination of our share of the earnings of the venture. In addition, in accordance with EITF 99-10, during the quarter ended September 30, 2008 our partner’s capital account was reduced to zero and, accordingly, we recognized $1,528 of additional net loss for the portion that related to our partner’s pro rata share of the venture’s net loss.

(2)

The nine months ended September 30, 2008 includes a $34,200 write-off for our share of two joint ventures’ pre-development costs, of which $23,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $47,535,000 in the nine months ended September 30, 2008, compared to $229,774,000 in the prior year’s nine months, a decrease of $182,239,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $25,812 in the current year’s nine months compared to a net gain of $100,060 in the prior year’s nine months	$(125,872)
Decrease in interest income as a result of lower average yields on investments (2.7% in the current year’s nine months compared to 5.1% in the prior year’s nine months)	(27,675)
Decrease in interest income on mezzanine loans as a result of lower average investments ($482,053 in the current year’s nine months compared to $623,198 in the prior year’s nine months)	(14,904)
Partial reversal of MPH mezzanine loan loss accrual (see below)	10,300
Marketable equity securities - impairment losses	(20,881)
Other, net	(3,207)
$(182,239)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. As of December 31, 2007, we reduced the net carrying amount of the loans to $9,000,000 by recognizing a $57,000,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300,000. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. In the first quarter of 2008, we reduced our valuation allowance from $57,000,000 to $46,700,000, resulting in the recognition of $10,300,000 of “interest and other investment income, net” in our consolidated statement of income in the nine months ended September 30, 2008.

Interest and Debt Expense

Interest and debt expense was $446,534,000 in the nine months ended September 30, 2008, compared to $420,713,000 in the prior year’s nine months, an increase of $25,821,000. This increase resulted primarily from higher average debt outstanding partially offset by lower weighted average interest rates and higher capitalized interest related to a larger amount of assets under development. The prior year’s nine months also included $7,472,000 of expense from the early extinguishment of debt.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $8,546,000 in the nine months ended September 30, 2008, compared to $17,669,000 in the nine months ended September 30, 2007. The nine months ended September 30, 2008 includes a $4,427,000 pre-tax gain on sale of residential condominiums at our 40 East 66th Street property, a $2,038,000 net gain on disposition of our 13.8% interest in GMH and $2,081,000 for net gains on sale of marketable securities. The $17,669,000 net gain in the nine months ended September 30, 2007 represents net gains on sale of marketable securities.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $2,709,000 in the nine months ended September 30, 2008, compared to income of $1,414,000 in the prior years nine months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, Wasserman and the Springfield Mall.

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007 - continued

Income Tax Benefit / Expense

In the nine months ended September 30, 2008, we had an income tax benefit of $207,170,000, compared to an expense of $5,403,000 in the prior year’s nine months, a decrease of $212,573,000. The decrease results primarily from a $222,174,000 reversal of deferred taxes recorded in connection with the acquisition of H Street. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, we reversed the deferred tax liabilities and recognized an income tax benefit of $222,174,000 in our consolidated statement of income.

Discontinued Operations

The combined results of discontinued operations for the nine months ended September 30, 2008 and 2007 include the operating results of Tysons Dulles Plaza, which was sold on June 10, 2008; Americold, which was sold on June 30, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2008	2007
Total revenues	$221,811	$630,549
Total expenses	221,492	630,392
Net income	319	157
Net gain on sale of Americold	112,690	—
Net gain on sale of Tysons Dulles Plaza	56,831	—
Net gain on sale of Crystal Mall Two	—	19,893
Net gains on sale of other real estate	692	7,852
Income from discontinued operations	$170,532	$27,902

Preferred Unit Distributions

Preferred unit distributions were $57,393,000 in the nine months ended September 30, 2008, compared to $57,660,000 in the prior year’s nine months.

Results of Operations – Nine Months Ended September 30, 2008 Compared to September 30, 2007 - continued

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the nine months ended September 30, 2008 from the nine months ended September 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Nine Months ended September 30, 2007	$1,669,371	$379,113	$318,023	$238,520	$81,010	$290,280	$362,425
2008 Operations: Same store operations(1)		23,031	13,097	8,190	1,417
Acquisitions, dispositions and non-same store income and expenses		34,179	23,765	8,153	3,132
Nine Months ended September 30, 2008	$1,672,596	$436,323	$354,885	$254,863	$85,559	$336,549	$204,417
% increase in same store operations		6.1%	4.6%	3.8%	1.3%	N/A

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

Cash Flows for the Nine Months Ended September 30, 2008

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to common and preferred unitholders, as well as acquisition and development costs. Our cash and cash equivalents were $1,529,012,000 at September 30, 2008, a $374,417,000 increase over the balance at December 31, 2007. This increase resulted from $673,898,000 of net cash provided by operating activities, partially offset by $164,852,000 of net cash used in investing activities and $134,629,000 of net cash used in financing activities. Property rental income represents our primary source of net cash provided by operating activities.

Our consolidated outstanding debt was $12,190,797,000 at September 30, 2008, a $294,759,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings. As of September 30, 2008 and December 31, 2007, $10,218,000 and $405,656,000, respectively, was outstanding under our revolving credit facilities. During the remainder of 2008 and 2009, $0 and $380,000,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,045,615,000 at September 30, 2008, a $244,258,000 decrease from the balance at December 31, 2007. This resulted primarily from a $173,000,000 decrease in our share of Toys “R” Us outstanding debt and from the disposition of our 13.8% interest in GMH.

Cash flows provided by operating activities of $673,898,000 was primarily comprised of (i) net income of $670,149,000, net of $44,801,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (ii) distributions of income from partially owned entities of $31,849,000, and (iii) the net change in operating assets and liabilities of $16,701,000.

Net cash used in investing activities of $164,852,000 was primarily comprised of (i) development and redevelopment expenditures of $413,947,000, (ii) investments in partially owned entities of $122,688,000, (iii) additions to real estate of $157,554,000, (iv) acquisitions of real estate and related investments of $32,310,000, (v) restricted cash (primarily mortgage escrows) of $22,674,000, (vi) purchases of marketable equity securities of $8,035,000 and (vii) investments in mezzanine loans receivable of $7,397,000, partially offset by, (viii) proceeds from the sale of real estate (primarily Americold and Tysons Dulles Plaza) of $353,080,000, (ix) distributions of capital from partially owned entities of $157,534,000, (x) proceeds received from repayments on mezzanine loans receivable of $52,032,000 and (xi) proceeds from the sale of marketable securities of $47,723,000.

Net cash used in financing activities of $134,629,000 was primarily comprised of (i) repayments of borrowings of $1,043,734,000, (ii) distributions to Class A unitholders of $456,438,000, (iii) distributions to preferred unitholders of $57,660,000 and (iv) distributions to minority partners of $9,837,000, partially offset by, (v) proceeds from borrowings of $1,424,458,000 and (vi) proceeds received from exercises of Vornado employee stock options of $21,981,000.

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

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$33,988	$15,114	$6,993	$1,517	$8,702	$1,662
Non-recurring	9,950	3,034	2,069	—	—	4,847
Total	43,938	18,148	9,062	1,517	8,702	6,509
Tenant improvements:
Recurring	54,958	20,035	22,896	4,417	7,610	—
Non-recurring	14,084	6,822	—	285	6,846	131
Total	69,042	26,857	22,896	4,702	14,456	131

Leasing Commissions:
Recurring	21,688	15,015	5,130	1,003	540	—
Non-recurring	8,423	5,909	—	112	2,221	181
Total	30,111	20,924	5,130	1,115	2,761	181
Tenant improvements and leasing commissions:
Per square foot	$22.60	$46.81	$16.27	$9.95	$19.57	$—
Per square foot per annum	$2.92	$5.09	$2.14	$1.31	$3.03	$—
Percentage of initial rent	6.8%	7.1%	5.6%	4.1%	11.0%	—
Total Capital Expenditures and Leasing Commissions (accrual basis)	$143,091	$65,929	$37,088	$7,334	$25,919	$6,821
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	98,319	53,997	14,430	6,440	20,306	3,146
Expenditures to be made in future periods for the current period	(60,484)	(29,135)	(20,127)	(5,817)	(5,274)	(131)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$180,926	$90,791	$31,391	$7,957	$40,951	$9,836

Development and Redevelopment Expenditures (1):
Bergen Town Center	$93,685	$—	$—	$93,685	$—	$—
Wasserman venture	51,405	—	—	—	—	51,405
1999 K Street	32,837	—	32,837	—	—	—
40 East 66th Street	28,634	—	—	—	—	28,634
220 Central Park South	26,538	—	—	—	—	26,538
220 20th Street	25,627	—	25,627	—	—	—
Manhattan Mall	22,493	—	—	22,493	—	—
West End 25	16,852	—	16,852	—	—	—
2101 L Street	11,987	—	11,987	—	—	—
Springfield Mall	9,749	—	—	9,749	—	—
North Bergen, New Jersey	7,267	—	—	7,267	—	—
Green Acres Mall	3,632	—	—	3,632	—	—
Other	83,241	19,045	15,861	33,365	5,023	9,947
	$413,947	$19,045	$103,164	$170,191	$5,023	$116,524

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

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

Our consolidated outstanding debt was $12,576,484,000 at September 30, 2007, a $3,021,686,000 increase over the balance at December 31, 2006. This increase resulted primarily from the issuance of $1,400,000,000 of convertible senior debentures due 2026 and from mortgage debt associated with asset acquisitions and property refinancings during 2007.

Our share of debt of unconsolidated subsidiaries was $3,104,451,000 at September 30, 2007, a $218,556,000 decrease from the balance at December 31, 2006. This decrease resulted primarily from our $297,906,000 share of Toys’ decrease in outstanding debt.

Cash flows provided by operating activities of $487,093,000 was primarily comprised of (i) net income of $525,157,000, (ii) adjustments of $63,685,000 for non-cash items, including depreciation and amortization expense, net gains from derivative positions, the effect of straight-lining of rental income, equity in net income of partially owned entities, (iii) distributions of income from partially owned entities of $18,047,000, partially offset by, (iv) the net change in operating assets and liabilities of $119,796,000.

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

Net cash provided by financing activities of $1,179,421,000 was primarily comprised of (i) proceeds from borrowings of $2,517,105,000, of which $1,372,000,000 were proceeds received from Vornado for its offering of 2.85% convertible senior debentures due 2027, partially offset by, (ii) repayments of borrowings of $727,730,000, (iii) distributions to Class A unitholders of $428,259,000, (iv) purchases of marketable securities in connection with the legal defeasance of mortgage notes payable of $109,092,000 and (v) distributions to preferred unitholders of $57,827,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$28,859	$9,380	$8,808	$1,477	$9,172	$22
Non-recurring	—	—	—	—	—	—
Total	28,859	9,380	8,808	1,477	9,172	22
Tenant improvements:
Recurring	61,107	25,781	17,472	2,184	15,670	—
Non-recurring	260	—	—	260	—	—
Total	61,367	25,781	17,472	2,444	15,670	—
Leasing Commissions:
Recurring	29,311	18,581	5,871	2,228	2,631	—
Non-recurring	381	—	—	381	—	—
Total	29,692	18,581	5,871	2,609	2,631	—
Tenant improvements and leasing commissions:
Per square foot	$21.75	$48.69	$14.93	$10.40	$17.17	$—
Per square foot per annum	$3.12	$5.41	$2.53	$1.21	$2.82	$—
Percentage of initial rent	7.7%	7.4%	7.1%	3.6%	10.8%	—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$119,918	$53,742	$32,151	$6,530	$27,473	$22
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	49,843	13,420	25,115	3,368	7,940	—
Expenditures to be made in future periods for the current period	(63,695)	(32,594)	(16,873)	(3,797)	(10,431)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$106,066	$34,568	$40,393	$6,101	$24,982	$22

Development and Redevelopment Expenditures (1):
Bergen Town Center	$41,043	$—	$—	$41,043	$—	$—
2101 L Street	28,387	—	28,387	—	—	—
Crystal Mall Two	26,895	—	26,895	—	—	—
Wasserman venture	26,893	—	—	—	—	26,893
Green Acres Mall	26,830	—	—	26,830	—	—
North Bergen, New Jersey (Ground-up development)	14,493	—	—	14,493	—	—
220 Central Park South	12,400	—	—	—	—	12,400
Springfield Mall	4,412	—	—	4,412	—	—
888 Seventh Avenue	4,211	4,211	—	—	—	—
Other	46,011	2,953	21,353	12,596	—	9,109
	$231,575	$7,164	$76,635	$99,374	$—	$48,402

___________________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2008 vs. Three Months Ended June 30, 2008

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

Below are the details of the changes in EBITDA by segment for the three months ended September 30, 2008 from the three months ended June 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Toys	Other
For the three months ended June 30, 2008	$525,828	$148,548	$158,009	$87,804	$35,438		$37,032	$58,997
2008 Operations: Same store operations(1)		(1,893)	(2,487)	542	(11,250)
Acquisitions, dispositions and non-same store income and expenses		(2,119)	(58,182)	(3,213)	200
For the three months ended September 30, 2008	$420,970	$144,536	$97,340	$85,133	$24,388		$49,639	$19,934
% (decrease) increase in same store operations		(1.2%) (2)	(2.4%) (2)	0.7%	(26.1%)	(3)	N/A

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

(2)

Reflects a seasonal increase in utility costs during the third quarter, of which $6,501 relates to the New York Office segment and $3,504 relates to the Washington, DC Office segment. Excluding the seasonal increase in utilities, New York Office same store operations increased by 3.0% and Washington, DC Office same store operations increased by 1.0%.

(3)	Results primarily from seasonality of operations.

The following table reconciles net income to EBITDA for the quarter ended June 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Net income (loss) for the quarter ended June 30, 2008	$157,097	$69,716	$89,993	$40,106	$8,108	$(30,711)	$(20,115)
Interest and debt expense	192,239	31,827	34,086	25,932	13,230	33,906	53,258
Depreciation and amortization	170,493	47,005	33,870	21,766	13,919	34,034	19,899
Income tax (benefit) expense	5,999	—	60	—	181	(197)	5,955
EBITDA for the quarter ended June 30, 2008	$525,828	$148,548	$158,009	$87,804	$35,438	$37,032	$58,997

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	September 30, 2008			December 31, 2007
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$1,541,304	4.05%	$15,413	$1,113,181	5.86%
Fixed rate	10,649,493	5.19%	—	10,782,857	5.24%
	$12,190,797	5.05%	15,413	$11,896,038	5.29%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$291,202	4.42%	2,912	$193,655	6.74%
Variable rate – Toys	688,018	5.16%	6,880	1,072,431	7.14%
Fixed rate (including $1,240,264, and $1,010,487 of Toys debt in 2008 and 2007)	2,066,395	6.70%	—	2,023,787	6.88%
	$3,045,615	6.13%	9,792	$3,289,873	6.96%
Total change in annual net income			$25,205
Per Class A unit - diluted			$0.14

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2008, variable rate debt with an aggregate principal amount of $410,998,000 and a weighted average interest rate of 3.85% was subject to LIBOR caps. These caps are based on a notional amount of $412,000,000 and cap LIBOR at a weighted average rate of 6.16%. As of September 30, 2008, we have investments in mezzanine loans with an aggregate carrying amount of $468,531,000 at variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of September 30, 2008, the carrying amount of our debt exceeds its aggregate fair value by approximately $556,875,000, based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Derivative Instruments in Marketable Equity Securities

We have, and may in the future enter into, derivative positions in marketable equity securities that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During the three and nine months ended September 30, 2008 we recognized net losses of $3,982,000 and $25,812,000, respectively, and during the three and nine months ended September 30, 2007 we recognized net gains of $18,606,000, and $100,060,000 respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: Management of Vornado, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to re-allocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. We are currently engaged in discovery and anticipate that a trial date will be set for some time in 2009. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

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

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, we acquired the remaining 50% interest in that fee. In April 2007 we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and will not have a material effect on our financial condition, results of operations or cash flows.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 10, 2008	By:	/s/ Joseph Macnow

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