Form 10-K
period 2008-12-31
VORNADO REALTY LP
filed 2009-03-10
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22635

VORNADO REALTY L.P.

(Exact name of Registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894-7000

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

YES ☐ NO ☒

There is no public market for the Class A units of limited partnership interest. Based on the June 30, 2008 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $1,237,068,000 at June 30, 2008.

Documents Incorporated by Reference

Part III: Portions of Vornado Realty Trust’s Proxy Statement for Annual Meeting of Shareholders to be held on May 14, 2009.

_______________________

(1)

These items are omitted in whole or in part because Vornado Realty Trust, the registrant’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission not later than 120 days after December 31, 2008, portions of which are incorporated by reference herein. Information regarding Executive Officers of Vornado Realty Trust appears on page 58 of this Annual Report on Form 10-K.

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

THE COMPANY

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 90.6% of the common limited partnership interest in, the Operating Partnership at December 31, 2008. All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2008, we own directly or indirectly:

Office Properties:

(i)       all or portions of 28 office properties aggregating approximately 16.1 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)      all or portions of 84 office properties aggregating 17.7 million square feet in the Washington, DC / Northern Virginia areas;

(iii)     a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)     176 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 21.9 million square feet, including 3.7 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(v)      8 properties in 5 states and Washington, DC aggregating approximately 8.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc.:

(vi)     a 32.7% interest in Toys “R” Us, Inc. which owns and/or operates 1,561 stores worldwide, including 847 stores in the United States and 714 stores internationally;

Other Real Estate Investments:

(vii)    32.5% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(viii)   the Hotel Pennsylvania in New York City, consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(ix)      mezzanine loans to entities that have significant real estate assets; and

(x)      interests in other real estate, including interests in office, industrial and retail properties net leased to major corporations; 6 warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet; and other investments and marketable securities.

OBJECTIVES AND STRATEGY

Our business objective is to maximize Vornado’s shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component; and
•	Developing and redeveloping existing properties to increase returns and maximize value.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

BUSINESS ENVIRONMENT

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession which has negatively affected all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may be affected by declining demand for office and retail space and tenant bankruptcies, which may result in lower average occupancy rates and effective rents, and a corresponding decrease in net income and cash flow. In addition, the value of our assets, including investments in joint ventures, marketable securities, and mezzanine loans may also decline, and may result in impairment charges and/or valuation allowances and a corresponding decrease in net income.

ACQUISTIONS

There were no material real estate acquisitions or investments in partially owned entities and mezzanine loans during 2008.

DISPOSITIONS

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment, for $220,000,000, in cash, which resulted in a net gain of $112,690,000.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000, in cash, which resulted in a net gain of $56,831,000.

Pursuant to the sale of GMH Communities L.P. (“GMH”) military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), in June 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000. The aggregate net income realized from inception of this investment in 2004 through its disposition was $77,000,000.

FINANCING ACTIVITIES

During 2008 we completed approximately $1.3 billion of property level financings and repaid approximately $241,000,000 of existing debt with a portion of the proceeds. In addition, we purchased $81,540,000 (aggregate face amount) of our 4.50% senior unsecured notes due August 15, 2009, for $80,408,000 in cash, resulting in a net gain on extinguishment of debt of $783,000. Vornado also purchased $10,200,000 and $17,300,000 (aggregate face amounts) of its 3.63% and 2.85% convertible senior debentures, respectively, for an aggregate of $18,080,000 in cash, resulting in a net gain on extinguishment of debt of $9,037,000.

The net proceeds we received from dispositions and financings above were used primarily for general corporate purposes. We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect to these capital markets transactions. We may also offer our partnership units in exchange for property and may repurchase or otherwise reacquire our partnership units or any other securities in the future.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

We are currently engaged in various development/redevelopment projects for which we have budgeted approximately $1.2 billion. Of this amount, $393.4 million was expended prior to 2008 and $411.5 million was expended during 2008. Substantially all of the estimated costs to complete our development projects are anticipated to be expended during 2009, of which $266.1 million is expected to be funded by existing construction loans.

	Our Share of
($ in millions) In Progress:	Estimated Completion Date	Estimated Project Cost	Costs Expended in Year Ended December 31, 2008	Estimated Cost to Complete
New York Office Properties:
330 Madison Avenue (25% interest) – rehabilitation of existing building including new curtain wall, mechanical systems and lobby	2011	$27.0	$0.4	$26.5
Other – 2 projects	2009	27.0	6.9	19.5
Washington, DC Office Properties:
West End 25 – redevelopment of former BNA office space to residential apartments	2009	183.0	31.8	73.3
1999 K Street – construction of a 250,000 square foot office building	2009	165.0	50.8	40.8
220-20th Street – redevelopment of Crystal Plaza Two office space to residential apartments	2009	100.0	43.4	40.0
Retail Properties:
Bergen Town Center: Redevelopment of existing mall containing 950,000 square feet of retail space	2009	202.0	106.9	24.4
Construction of an additional 250,000 square feet of retail space adjacent to the mall	2010	25.0	2.6	22.4
North Bergen, New Jersey Ground-up Development – acquisition of land and construction of 90,000 square feet of retail space and site work for BJ’s Wholesale Club and Wal-Mart who will construct their own stores	2009	77.0	14.2	12.8
Manhattan Mall – redevelopment and renovation of existing mall, including construction of new JC Penney store	2009	84.0	41.7	28.9
South Hills Mall – conversion of existing mall into a 575,000 square foot strip shopping center	2009	36.0	16.6	15.8
Broome & Broadway – redevelopment and renovation of retail and residential space	2009	32.0	14.1	10.2
Beverly Connection – final phase of retail space renovation	2010	25.0	—	25.0
Garfield – redevelopment of existing warehouse site into a 325,000 square foot strip shopping center	2010	25.0	13.8	7.0
Other Properties:
Residential condominiums in Boston and Pasadena	2009	194.0	68.3	50.5
		$1,202.0	$411.5	$397.1

We are evaluating other development opportunities for which final plans, budgeted costs and financing have yet to be determined.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings and cash flows. The business of Toys “R” Us, Inc. (“Toys”) is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of its fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.

TENANTS ACCOUNTING FOR OVER 10% OF REVENUES

None of our tenants accounted for more than 10% of total revenues in each of the years ended December 31, 2008, 2007 and 2006.

CERTAIN ACTIVITIES

We are not required to base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long-term investment; however, it is possible that properties in the portfolio may be sold as circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property. While we may seek the vote of our unitholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by Vornado's Board of Trustees without the vote of its shareholders.

EMPLOYEES

As of December 31, 2008, we have approximately 3,529 employees, of which 340 are corporate staff. The New York Office Properties segment has 106 employees and an additional 2,054 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services to New York Office properties. The Washington, DC Office, Retail and Merchandise Mart segments have 222, 190 and 585 employees, respectively, and the Hotel Pennsylvania has 523 employees. The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, in which we own 32.7% and 32.5%, respectively.

SEGMENT DATA

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys. Financial information related to these business segments for the years ended December 31, 2008, 2007 and 2006 are set forth in Note 20 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K. The Merchandise Mart Properties segment has trade show operations in Canada and Switzerland. The Toys segment has 714 locations internationally. In addition, we have five partially owned nonconsolidated investments in real estate partnerships located in India, which are included in the Other segment.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

MATERIALS AVAILABLE ON VORNADO’S WEBSITE

Copies of Vornado’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Vornado’s officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through Vornado’s website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on Vornado’s website are copies of Vornado’s Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on Vornado’s website. Copies of these documents are also available directly from Vornado free of charge. Vornado’s website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. We do not have an independent website. Copies of our filings are also available free of charge from Vornado, upon request.

ITEM 1A. RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.

REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate investments include, among other things:

•	national, regional and local economic conditions;
•	competition from other available space;
•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•	how well we manage our properties;
•	changes in market rental rates;
•	the timing and costs associated with property improvements and rentals;
•	whether we are able to pass some or all of any increased operating costs through to tenants;
•	changes in real estate taxes and other expenses;
•	whether tenants and users such as customers and shoppers consider a property attractive;
•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•	availability of financing on acceptable terms or at all;
•	fluctuations in interest rates;
•	our ability to secure adequate insurance;
•	changes in taxation or zoning laws;
•	government regulation;
•	consequences of any armed conflict involving, or terrorist attack against, the United States;
•	potential liability under environmental or other laws or regulations; and
•	general competitive factors.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to unitholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our debt and equity.

There are many factors that can affect the value of our debt and equity, including the state of the capital markets and economy. In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession which has negatively affected all businesses including ours. These conditions have contributed to volatility of unprecedented levels. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in materially adverse effects on our financial condition and results of operations and the value of our debt and equity.

Real estate is a competitive business.

Our business segments – Office, Retail, Merchandise Mart, Toys and Other – operate in highly competitive environments. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia areas. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to unitholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal costs. During periods of economic adversity such as we are currently experiencing, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of indebtedness or for distribution to unitholders. Circuit City, which leases 12 locations in our Retail Properties segment aggregating 380,000 square feet, approximately $8,100,000 of annual property rental income, recently announced that it is liquidating, pursuant to Bankruptcy Court approval. As a result, we wrote-off approximately $10,383,000 of unamortized costs at December 31, 2008, including tenant improvements, leasing commissions and receivables arising from the straight-lining of rent. The current economic environment may result in additional tenant bankruptcies and write-offs, which could, in the aggregate, be material to our results of operations in a particular period.

We may incur costs to comply with environmental laws.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

Each of our properties has been subject to varying degrees of environmental assessment. The environmental assessments did not, as of this date, reveal any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Inflation or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for NBCR losses. Subsequently, we have $2.0 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

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

We own the Hotel Pennsylvania in New York City. If the hotel does not generate sufficient receipts, our cash flow would decrease, which could reduce the amount of cash available for distribution to unitholders. The following factors, among others, are common to the hotel industry, and may reduce the revenues generated by our hotel property:

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

The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time persons have asserted claims against us with respect to some of our properties under this Act, but to date such claims have not resulted in any material expense or liability. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to unitholders.

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

OUR INVESTMENTS ARE CONCENTRATED IN THE NEW YORK CITY METROPOLITAN AREA AND WASHINGTON, DC / NORTHERN VIRGINIA AREAS. CIRCUMSTANCES AFFECTING THESE AREAS GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

A significant portion of our properties are in the New York City / New Jersey metropolitan areas and Washington, DC / Northern Virginia areas are affected by the economic cycles and risks inherent to those areas.

During 2008, approximately 71% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City / New Jersey metropolitan areas and the Washington, DC / Northern Virginia areas. We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact these markets in both the short and long term. Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

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

It is impossible for us to assess with certainty the future effects of the current adverse trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. If these conditions persist or if there is any further local, national or global economic downturn, our businesses and future profitability will be adversely affected.

Terrorist attacks, such as those of September 11, 2001 in New York City and the Washington, DC area, may adversely affect the value of our properties and our ability to generate cash flow.

We have significant investments in large metropolitan areas, including the New York, Washington, DC, Chicago, Boston and San Francisco metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

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

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1997 to approximately $21.4 billion at December 31, 2008. We may not be able to maintain a similar rate of growth in the future or manage growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay distributions to unitholders.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover our costs of acquisition and development or in operating the businesses we acquired. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions. The announcement of such a material acquisition may result in a rapid and significant decline in the price of Vornado’s common shares.

We are continuously looking at material transactions that we will believe will maximize Vornado shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of Vornado’s common shares and convertible securities and our exchangeable securities.

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

As part of an acquisition of a property, including our January 1, 2002 acquisition of Charles E. Smith Commercial Realty L.P.’s 13.0 million square foot portfolio, we may agree, and in the case of Charles E. Smith Commercial Realty L.P. did agree, with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for a period of 12 years, unless we pay certain of the resulting tax costs of the seller. These agreements could result in us holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

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

As indicated above, subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia for a period of 12 years. These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties at an opportune time and increase costs to us.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to,  Alexander’s, Inc., Toys “R” Us, Lexington Realty Trust, and equity and mezzanine investments in other entities that have significant real estate assets. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from our primary lines of business including, without limitation, operating or managing toy stores and department stores. Consequently, investments in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses. From time to time we may make additional investments in or acquire other entities that may subject us to additional similar risks. Investments in entities over which we do not have sole control, including joint ventures, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

We are subject to risks that affect the general retail environment.

A substantial portion of our properties are in the retail shopping center real estate market and we have a significant investment in retailers such as Toys “R” Us. See “Our investment in Toys “R” Us, Inc. subjects us to risks different from our other lines of business and may result in increased seasonality and volatility in our reported earnings” below. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the retailers in which we hold an investment and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

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

On July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (“Toys”). Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2008 include Toys’ financial results for its first, second and third quarters ended November 1, 2008, as well as Toys’ fourth quarter results of 2007. Because of the seasonality of Toys, our reported net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

We invest in subordinated or mezzanine debt of certain entities that have significant real estate assets. These investments involve greater risk of loss than investments in senior mortgage loans.

We invest, and may in the future invest, in subordinated or mezzanine debt of certain entities that have significant real estate assets. As of December 31, 2008, our mezzanine debt securities have an aggregate carrying amount of $472,539,000. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. These investments involve greater risk of loss than investments in senior mortgage loans which are secured by real property. If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment. The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure. Such deteriorations in value may result in the recognition of impairment losses on our statement of operations. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments.

We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, in determining whether they are impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if repayment of the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record impairment losses which could be material.

We invest in marketable equity securities of companies that have significant real estate assets. The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest, and may in the future invest, in marketable equity securities of publicly-traded real estate companies or companies that have significant real estate assets. During 2008, we recognized $76,352,000 of impairment losses on our investments in marketable securities, based on the severity and duration of the declines in the market value of these securities. As of December 31, 2008, our marketable securities have an aggregate carrying amount of $334,322,000. Significant declines in the value of these investments due to operating performance or economic or market conditions may result in the recognition of additional impairment losses which could be material.

OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

We May Not Be Able to Obtain Capital to Make Investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. As a result of the current capital markets and environmental conditions referred to above, we and other companies in the real estate industry are currently experiencing limited availability of financing and there can be no assurances as to when more financing will be available. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, new financing may not be available on acceptable terms.

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

We have indebtedness, and this indebtedness, and its cost, may increase and debt refinancing may not be available on acceptable terms.

As of December 31, 2008, we had approximately $15.846 billion of total debt outstanding, including our pro rata share of debt of partially owned entities. Our ratio of total debt to total enterprise value was approximately 59%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust’s common and preferred shares plus total debt outstanding, including our pro rata share of debt of partially owned entities. In the future, we may incur additional debt to finance acquisitions or property developments and thus increase our ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of existing variable rate debt and any new debt or other market rate security or instrument may increase. Furthermore, in the current “credit crisis” environment, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

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

If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado may undertake a restructuring or other action affecting the Company that could impact investors in the Company. Although Vornado currently intends to operate in a manner designed to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT.

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

Generally, for Vornado Realty Trust to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of Vornado may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of Vornado’s taxable year. The Internal Revenue Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under Vornado’s Amended and Restated Declaration of Trust, as amended, no person may own more than 6.7% of the outstanding common shares of any class, or 9.9% of the outstanding preferred shares of any class, with some exceptions for persons who held common shares in excess of the 6.7% limit before Vornado adopted the limit and other persons approved by Vornado’s Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders. We refer to Vornado’s Amended and Restated Declaration of Trust, as amended, as the “declaration of trust.”

Vornado has a classified Board of Trustees and that may reduce the likelihood of certain takeover transactions.

Vornado’s Board of Trustees is divided into three classes of trustees. Trustees of each class are chosen for three-year staggered terms. Staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of Vornado, even though a tender offer or change in control might be in the best interest of Vornado’s shareholders and our unitholders.

Vornado may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.

Vornado’s declaration of trust authorizes the Board of Trustees to:

•	cause Vornado to issue additional authorized but unissued common shares or preferred shares;
•	classify or reclassify, in one or more series, any unissued preferred shares;
•	set the preferences, rights and other terms of any classified or reclassified shares that Vornado issues; and
•	increase, without shareholder approval, the number of shares of beneficial interest that Vornado may issue.

Vornado’s Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders, although the Board of Trustees does not now intend to establish a series of preferred shares of this kind. Vornado’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders.

The Maryland General Corporation Law contains provisions that may reduce the likelihood of certain takeover transactions.

Under the Maryland General Corporation Law, as amended, which we refer to as the “MGCL,” as applicable to REITs, certain “business combinations,” including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period before the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting shares of beneficial interest of the trust, which we refer to as an “interested shareholder,” or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any business combination of these kinds must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding shares of beneficial interest of the trust and (b) two-thirds of the votes entitled to be cast by holders of voting shares of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected, unless, among other conditions, the trust’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

In approving a transaction, the Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board. Vornado’s Board has adopted a resolution exempting any business combination between any trustee or officer of Vornado, or their affiliates, and Vornado. As a result, the trustees and officers of Vornado and their affiliates may be able to enter into business combinations with Vornado that may not be in the best interest of Vornado’s shareholders or our unitholders. With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders. The business combination statute may discourage others from trying to acquire control of Vornado and increase the difficulty of consummating any offer.

We may change our policies without obtaining the approval of our unitholders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization and distributions, are exclusively determined by Vornado’s Board of Trustees. Accordingly, our unitholders do not control these policies.

OUR OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

Steven Roth and Interstate Properties may exercise substantial influence over us. They and some of our other trustees and officers have interests or positions in other entities that may compete with us.

As of December 31, 2008, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 8.8% of the common shares of Vornado Realty Trust and approximately 27.0% of the common stock of Alexander’s. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s.

As of December 31, 2008, we owned 32.5% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the greater New York metropolitan area. Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado Realty Trust, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado Realty Trust and are directors of Alexander’s.

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

We currently manage and lease the real estate assets of Interstate Properties under a management agreement for which it receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We earned $803,000, $800,000, and $798,000 of management fees under the management agreement for the years ended December 31, 2008, 2007 and 2006. Because of the relationships described above, the terms of the management agreement and any future agreements may not be comparable to those we could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2008, we owned 32.5% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties. Interstate Properties, which is described above, and its partners owned an additional 27.0% of the outstanding common stock of Alexander’s as of December 31, 2008. Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, is Chief Executive Officer, a director of Alexander’s and managing general partner of Interstate, and Mr. Fascitelli, President and a trustee of Vornado Realty Trust, is President and a director of Alexander’s. Messrs. Mandelbaum, West and Wight, trustees of us, are also directors of Alexander’s and general partners of Interstate. In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Alexander’s. Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

We manage, develop and lease the Alexander’s properties under management and development agreements and leasing agreements under which we receive annual fees from Alexander’s. These agreements have a one-year term expiring in March of each year and are all automatically renewable. Because Vornado Realty Trust and Alexander’s share common senior management and because a majority of the trustees of Vornado Realty Trust also constitute a majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

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

We operate in five business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys “R” Us (“Toys”). The following pages provide details of our real estate properties.

ITEM 2. PROPERTIES - Continued						Square Feet
						In Service		Out of Service
	%	%	Annualized			Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)		Total	Company	Tenant	Development	(in thousands)	Major Tenants
NEW YORK OFFICE:
New York City:
Penn Plaza:
One Penn Plaza	100.0%	96.5%	$53.02		2,437,000	2,437,000	-	-	$-	BMG Columbia House, Buck Consultants, Cisco, Kmart, MWB Leasing, Parsons Brinkerhoff, United Health Care, United States Customs Department
(ground leased through 2098)

Two Penn Plaza	100.0%	96.7%	45.31		1,576,000	1,576,000	-	-	287,386	LMW Associates, EMC, Forest Electric, IBI,
										Madison Square Garden, McGraw-Hill Co., Inc.

Eleven Penn Plaza	100.0%	95.6%	48.52		1,058,000	1,058,000	-	-	206,877	Macy*s, Rainbow Media Holdings

100 West 33rd Street	100.0%	97.8%	45.51		846,000	846,000	-	-	159,361	Bank of America, Draft FCB

330 West 34th Street	100.0%	99.3%	32.76		637,000	637,000	-	-	-	City of New York, Interieurs Inc.,
(ground leased through 2148)										The Bank of New York

Total Penn Plaza		96.8%	47.50		6,554,000	6,554,000	-	-	653,624

East Side:
909 Third Avenue (ground leased through 2063)	100.0%	93.3%	56.16	(2)	1,317,000	1,317,000	-	-	214,075	J.P. Morgan Securities Inc., Citibank, Forest Laboratories, Morrison Cohen LLP, Robeco USA Inc., nited States Post Office, Ogilvy Public Relations, The Procter & Gamble Distributing LLC.

150 East 58th Street	100.0%	95.4%	55.63		535,000	535,000	-	-	-	Castle Harlan, Tournesol Realty LLC. (Peter Marino),
										Various showroom tenants
Total East Side		93.9%	56.00		1,852,000	1,852,000	-	-	214,075

West Side:
888 Seventh Avenue	100.0%	98.4%	72.92		857,000	857,000	-	-	318,554	Kaplan Management LLC, New Line Realty, Soros Fund, TPG-Axon Capital, Vornado Executive Headquarters
(ground leased through 2067)

1740 Broadway	100.0%	99.4%	57.99		597,000	597,000	-	-	-	Davis & Gilbert, Limited Brands,
										Dept. of Taxation of the State of N.Y.

57th Street	50.0%	97.0%	49.93		188,000	188,000	-	-	29,000	Various

825 Seventh Avenue	50.0%	100.0%	43.73		165,000	165,000	-	-	21,426	Young & Rubicam

Total West Side		98.8%	62.93		1,807,000	1,807,000	-	-	368,980

Park Avenue:
350 Park Avenue	100.0%	96.9%	71.18		549,000	549,000	-	-	430,000	Tweedy Browne Company,
										Manufacturers & Traders Trust,
										Veronis Suhler & Associates,
										Ziff Brothers Investment Inc.,
										Kissinger Associates, Inc.

Grand Central:
90 Park Avenue	100.0%	97.9%	56.06		902,000	902,000	-	-	-	Alston & Bird, Amster, Rothstein & Ebenstein,
										Sanofi-Synthelabo Inc., STWB Inc.,
										First Manhattan Consulting

330 Madison Avenue	25.0%	93.4%	51.59		792,000	792,000	-	-	70,000	Acordia Northeast Inc., Bank Julius Baer,
										BDO Seidman, Dean Witter Reynolds Inc.,
										HSBC Bank AFS, Stanford Group Holdings Inc.

Total Grand Central		95.8%	53.97		1,694,000	1,694,000	-	-	70,000

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
NEW YORK OFFICE (Continued):

Madison/Fifth:
640 Fifth Avenue	100.0%	82.4%	$74.62	322,000	322,000	-	-	$-	ROC Capital Management LP,
									Fidelity Investments, Hennes & Mauritz,
									Janus Capital Group Inc., GSL Enterprises Inc.,
									Scout Capital Management,
									Legg Mason Investment Counsel

595 Madison Avenue	100.0%	99.4%	63.66	312,000	312,000	-	-	-	Beauvais Carpets, Coach, Levin Capital Strategies LP, Prada, Cosmetech Mably Int'l LLC.

689 Fifth Avenue	100.0%	98.9%	61.84	88,000	88,000	-	-	-	Elizabeth Arden, Red Door Salons, Zara,
									Yamaha Artist Services Inc.
Total Madison/Fifth		91.8%	68.33	722,000	722,000	-	-	-

United Nations:
866 United Nations Plaza	100.0%	97.6%	51.82	353,000	353,000	-	-	44,978	Fross Zelnick, Mission of Japan,
									The United Nations, Mission of Finland

Midtown South:
770 Broadway	100.0%	99.8%	49.69	1,059,000	1,059,000	-	-	353,000	Time Warner / AOL, J. Crew, Kmart,
									VIACOM International Inc., Nielson Company (US) Inc.

Rockefeller Center:
1290 Ave of the Americas	70.0%	99.2%	58.15	2,021,000	2,021,000	-	-	444,666	AXA Equitable Life Insurance, Bank of New York Mellon, Bryan Cave LLP, Microsoft Corporation, Morrison & Forester LLP, Warner Music Group, Cushman & Wakefield, Fitzpatrick, Cella, Harper & Scinto

Downtown:
20 Broad Street	100.0%	93.1%	48.64	472,000	472,000	-	-	-	New York Stock Exchange
(ground leased through 2081)

40 Fulton Street	100.0%	90.7%	37.28	243,000	243,000	-	-	-	PBA/Health and Welfare Fund

40-42 Thompson Street	100.0%	100.0%	41.16	28,000	28,000	-	-	-	Crown Management

Total Downtown		92.6%	44.64	743,000	743,000	-	-	-

Total New York City		96.6%	53.33	17,354,000	17,354,000	-	-	2,579,323

New Jersey
Paramus		97.8%	20.03	131,000	131,000	-	-	-	Vornado's Administrative Headquarters

Total New York City Office		96.6%	$53.15	17,485,000	17,485,000	-	-	$2,579,323

Our Ownership Interest		96.7%	$53.08	16,108,000	16,108,000	-	-	$2,372,224

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE:
Crystal City:
2011-2451 Crystal Drive - 5 buildings	100.0%	89.6%	$38.07	2,249,000	2,249,000	-	-	$88,733

General Services Administration, Conservation International, Boeing, Smithsonian Institution, On-Site Sourcing, Natl. Consumer Coop. Bank, Archstone Trust, Council on Foundations, TKC Communications LLC, Vornado / Charles E. Smith Divisional Headquarters, Kellogg, Brown, & Root, General Dynamics, Scitor Corp., Food Marketing Institute, Lockheed Martin

S. Clark Street / 12th Street - 5 buildings	100.0%	98.3%	36.60	1,501,000	1,501,000	-	-	152,393	General Services Administration, SAIC, Inc., Boeing, Lockheed Martin, The Int'l Justice Mission

1550-1750 Crystal Drive / 241-251 18th Street	100.0%	98.7%	37.91	1,463,000	1,463,000	-	-	177,764	General Services Administration,
- 4 buldings									Lockheed Martin, Booz Allen, SAIC, Inc.,
									Arete Associates, L-3 Communications,
									Battelle Memorial Institute

1800, 1851 and 1901 South Bell Street	100.0%	96.9%	34.43	858,000	858,000	-	-	27,801	General Services Administration,
- 3 buildings									Lockheed Martin

2100 / 2200 Crystal Drive - 2 buildings	100.0%	100.0%	31.50	529,000	529,000	-	-	-	General Services Administration,
									Public Broadcasting Service

223 23rd Street / 2221 South Clark Street	100.0%	81.9%	28.78	306,000	230,000	-	76,000	-	General Services Administration
- 2 buildings

2001 Jefferson Davis Highway	100.0%	95.4%	34.31	161,000	161,000	-	-		SAIC, Inc., Lockheed Martin

2100 Crystal Drive Retail	100.0%	63.1%	38.27	83,000	83,000	-	-	-	Various

Crystal Drive Shops	100.0%	88.4%	45.04	57,000	57,000	-	-	-	Various

Total Crystal City	100.0%	94.5%	35.53	7,207,000	7,131,000	-	76,000	446,691

Central Business District:
Warner Building - 1299 Pennsylvania	100.0%	99.9%	65.91	605,000	605,000	-	-	292,700	Howrey LLP, Baker Botts, LLP,
Avenue, NW									General Electric

Universal Buildings	100.0%	98.2%	43.39	610,000	610,000	-	-	59,728	Academy for Educational Development
1825-1875 Connecticut Avenue, NW
- 2 buildings

409 3rd Street, NW	100.0%	98.5%	38.49	384,000	384,000	-	-	-	General Services Administration

1750 Pennsylvania Avenue, NW	100.0%	97.0%	43.52	254,000	254,000	-	-	46,570	General Services Administration,
									PA Consulting Group Holdings

Bowen Building - 875 15th Street, NW	100.0%	99.7%	62.68	232,000	232,000	-	-	115,022	Paul, Hastings, Janofsky & Walker LLP,
									Millennium Challenge Corporation

1150 17th Street, NW	100.0%	90.2%	44.47	231,000	231,000	-	-	29,659	American Enterprise Institute

1101 17th Street, NW	100.0%	98.1%	43.32	211,000	211,000	-	-	24,561	American Federation of States

1730 M Street, NW	100.0%	96.1%	41.16	198,000	198,000	-	-	15,335	General Services Administration

1140 Connecticut Avenue, NW	100.0%	93.8%	43.03	185,000	185,000	-	-	18,166	Elizabeth Glaser Pediatric AIDS Foundation, National Legal Aid and Defender Assoc.

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE (Continued):
1227 25th Street, NW	100.0%	53.1%	$50.06	133,000	133,000	-	-	$-	Epstein, Becker & Green, P.C.

2101 L Street, NW	100.0%	84.5%	51.73	379,000	379,000	-	-	150,000	Greenberg Traurig, LLP, US Green Building Council, American Insurance Association

1999 K Street, NW	100.0%	-	-	250,000	-	-	250,000	73,747	Mayer Brown LLP (lease not commenced)

1726 M Street, NW	100.0%	87.8%	40.46	88,000	88,000	-	-	-	Aptima, Inc., Nelnet Corporation

South Capitol - 2 buildings	100.0%	-	-	58,000	-	-	58,000	-

Kaempfer Interests:
401 M Street, SW	2.5%	-	-	2,100,000	-	-	2,100,000	57,608	District of Columbia (lease not commenced)
- 5 buildings

1501 K Street, NW	5.0%	98.9%	56.19	380,000	380,000	-	-	102,563	Sidley Austin LLP

1399 New York Avenue, NW	2.5%	100.0%	84.32	124,000	124,000	-	-	40,459	Bloomberg

Total Central Business District		96.6%	50.59	6,422,000	4,014,000	-	2,408,000	1,026,118

I-395 Corridor:
Skyline Place - 7 buildings	100.0%	95.5%	29.88	2,105,000	2,105,000	-	-	577,200	General Services Administration, SAIC,
									Inc., Northrop Grumman, Booz Allen,
									Jacer Corporation, System Research and Analysis

One Skyline Tower	100.0%	100.0%	27.15	473,000	473,000	-	-	100,800	General Services Administration

Total I-395 Corridor	100.0%	96.3%	29.35	2,578,000	2,578,000	-	-	678,000

Rosslyn / Ballston:
2200 / 2300 Clarendon Blvd	100.0%	97.3%	37.42	628,000	628,000	-	-	70,774	Arlington County, General Services
(Courthouse Plaza) - 2 buildings									Administration, AMC Theaters

Rosslyn Plaza - Office - 4 buildings	46.0%	90.7%	32.38	722,000	722,000	-	-	56,679	General Services Administration

Total Rosslyn / Ballston		95.0%	35.65	1,350,000	1,350,000	-	-	127,453

Tysons Corner:
Fairfax Square - 3 buildings	20.0%	90.6%	35.88	518,000	518,000	-	-	62,813	EDS Information Services

Reston:
Reston Executive - 3 buildings	100.0%	92.2%	33.14	490,000	490,000	-	-	93,000	SAIC, Inc., Quadramed Corp

Commerce Executive - 3 buildings	100.0%	94.2%	28.04	416,000	391,000	-	25,000	50,222	L-3 Communications, SAIC, Inc.,
									Concert Management Services

Total Reston		93.1%	30.85	906,000	881,000	-	25,000	143,222

ITEM 2.	PROPERTIES - Continued

						Square Feet
						In Service	Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE (Continued):
Rockville/Bethesda:
Democracy Plaza One	100.0%	95.9%	$41.53	213,000	213,000	-	-	$-	National Institutes of Health

Pentagon City:
Fashion Centre Mall	7.5%	97.7%	36.75	819,000	819,000	-	-	152,271	Macy*s, Nordstrom

Washington Tower	7.5%	100.0%	41.73	170,000	170,000	-	-	40,000	The Rand Corporation

Total Pentagon City		98.1%	37.62	989,000	989,000	-	-	192,271

Total Washington, DC office properties		95.0%	$37.33	20,183,000	17,674,000	-	2,509,000	$2,676,568

Our Ownership Interest		95.0%	$36.65	15,936,000	15,475,000	-	461,000	$2,223,852

Other:
Riverhouse Apartments (1,680 units)	100.0%	86.4%	$-	1,802,000	1,802,000	-	-	$259,546
- 3 buildings

Crystal City Hotel	100.0%	100.0%	-	266,000	266,000	-	-	-

Rosslyn Plaza - Residential - 2 buildings	43.7%	95.0%	-	253,000	253,000	-	-	-

West End 25, 1229-1231 25th Street, NW	100.0%	-	-	273,000	-	-	273,000	24,620
(283 unit residential development)

220 20th Street	100.0%	-	-	270,000	-	-	270,000	40,701
(265 unit residential development)

Other - 3 buildings	100.0%	100.0%	32.76	11,000	11,000	-	-	-

Total Other				2,875,000	2,332,000	-	543,000	324,867

Total Washington, DC Properties		94.3%	$38.27	23,058,000	(3) 20,006,000	-	3,052,000	$3,001,435

Our Ownership Interest		94.2%	$37.70	18,670,000	17,666,000	-	1,004,000	$2,548,719

ITEM 2.	PROPERTIES - Continued

							Square Feet
							In Service			Out of Service
	%	%	Annualized				Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)		Total		Company	Tenant		Development	(in thousands)		Major Tenants
RETAIL:
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY	100.0%	89.9%	$44.07	(4)	1,837,000		1,719,000	79,000		39,000	$335,000		Macy*s, Sears, Wal-Mart, JCPenney, Best Buy, BJ's Wholesale Club
(10% ground and building leased
through 2039)

Monmouth Mall, Eatontown, NJ	50.0%	93.7%	38.32	(4)	1,476,000	(5)	716,000	719,000	(5)	41,000	165,000		Macy*s, JCPenney, Lord & Taylor, Loews Theatre

Springfield Mall, Springfield, VA	97.5%	100.0%	27.89	(4)	1,408,000	(5)	677,000	390,000	(5)	341,000	252,803		Macy*s, JCPenney, Target

Bergen Town Center, Paramus, NJ	100.0%	100.0%	20.31	(4)	1,243,000		506,000	13,000		724,000	228,731		Target, Whole Foods Market, Century 21, Nordstrom's Rack, Saks Fifth Avenue Off 5th, Nike Outlet

Broadway Mall, Hicksville, NY	100.0%	88.6%	34.47	(4)	1,141,000	(5)	765,000	376,000	(5)	-	94,879		Macy*s, Ikea, Target, National Amusement

Montehiedra, Puerto Rico	100.0%	95.7%	42.19	(4)	541,000		541,000	-		-	120,000		The Home Depot, Kmart, Marshalls, Caribbean Theatres, Tiendas Capri

Las Catalinas, Puerto Rico	100.0%	93.9%	51.58	(4)	496,000	(5)	356,000	140,000	(5)	-	60,766		Kmart, Sears

Total Regional Malls		93.1%	$37.60		8,142,000		5,280,000	1,717,000		1,145,000	$1,257,179

Our Ownership Interest		93.0%	$37.59		6,348,000		4,905,000	327,000		1,116,000	$1,168,359

STRIP SHOPPING CENTERS:
New Jersey:
North Bergen (Tonnelle Avenue)	100.0%	-	$-		410,000		-	-		410,000	$-		Wal-Mart, BJ's Wholesale Club
													(under development by tenants)

East Hanover I and II	100.0%	94.4%	17.83		353,000		347,000	6,000		-	25,136	(10)	The Home Depot, Dick's Sporting Goods, Marshalls

Garfield	100.0%	-	-		325,000		-	-		325,000	-		Wal-Mart, The Home Depot (under development
													by tenant)
Totowa	100.0%	85.6%	18.59		318,000		224,000	94,000		-	27,201	(10)	The Home Depot, Bed Bath & Beyond (6), Marshalls

Bricktown	100.0%	99.5%	17.16		280,000		277,000	3,000		-	15,015	(10)	Kohl's, ShopRite, Marshalls

Union (Route 22 and Morris Avenue)	100.0%	99.4%	23.33		276,000		113,000	163,000		-	30,891	(10)	Lowe's, Toys "R" Us

Hackensack	100.0%	98.3%	21.31		275,000		209,000	66,000		-	23,033	(10)	The Home Depot, Pathmark

Cherry Hill	100.0%	99.2%	16.38		264,000		58,000	206,000		-	13,809	(10)	Wal-Mart, Toys "R" Us

Jersey City	100.0%	100.0%	19.86		236,000		66,000	170,000		-	17,633	(10)	Lowe's

Union (2445 Springfield Avenue)	100.0%	100.0%	17.85		232,000		232,000	-		-	-		The Home Depot

East Brunswick I	100.0%	83.9%	15.05		231,000		221,000	10,000		-	20,966	(10)	Kohl's, Dick's Sporting Goods,
(325 - 333 Route 18 South)													T.J. Maxx

Middletown	100.0%	100.0%	14.33		231,000		179,000	52,000		-	15,147	(10)	Kohl's, Stop & Shop

Woodbridge	100.0%	100.0%	17.50		227,000		87,000	140,000		-	20,361	(10)	Wal-Mart, Syms

North Plainfield	100.0%	74.8%	7.83		219,000		219,000	-		-	10,023	(10)	Kmart, Pathmark
(ground leased through 2060)

ITEM 2.	PROPERTIES - Continued

						Square Feet
						In Service			Out of Service
	%	%	Annualized			Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total		Company	Tenant		Development	(in thousands)		Major Tenants
RETAIL (Continued):
Marlton	100.0%	100.0%	$9.89	214,000		158,000	7,000		49,000	$11,221	(10)	Kohl's (6), ShopRite

Manalapan	100.0%	100.0%	15.69	208,000		206,000	2,000		-	11,540	(10)	Best Buy, Bed Bath & Beyond, Babies "R" Us

East Rutherford	100.0%	96.7%	31.09	197,000		42,000	155,000		-	-		Lowe's

East Brunswick II (339-341 Route 18 South)	100.0%	83.1%	-	196,000		33,000	163,000		-	-		Lowe's

Bordentown	100.0%	100.0%	7.37	179,000		179,000	-		-	7,430	(10)	ShopRite

Morris Plains	100.0%	100.0%	19.40	177,000		176,000	1,000		-	11,088	(10)	Kohl's, ShopRite

Dover	100.0%	98.1%	11.52	173,000		167,000	6,000		-	6,767	(10)	ShopRite, T.J. Maxx

Delran	100.0%	76.6%	4.25	171,000		168,000	3,000		-	5,919	(10)	Sam's Club

Lodi (Route 17 North)	100.0%	100.0%	9.99	171,000		171,000	-		-	8,647	(10)	National Wholesale Liquidators

Watchung	100.0%	97.3%	21.49	170,000		54,000	116,000		-	12,464	(10)	BJ's Wholesale Club

Lawnside	100.0%	100.0%	12.82	145,000		142,000	3,000		-	9,757	(10)	The Home Depot, Petsmart

Hazlet	100.0%	100.0%	2.44	123,000		123,000	-		-	-		Stop & Shop

Kearny	100.0%	100.0%	14.07	104,000		32,000	72,000		-	3,442	(10)	Pathmark, Marshalls

Turnersville	100.0%	100.0%	6.25	96,000		89,000	7,000		-	3,763	(10)	Haynes Furniture (6)

Lodi (Washington Street)	100.0%	100.0%	21.74	85,000		85,000	-		-	10,738		A&P

Carlstadt	100.0%	100.0%	22.25	78,000		78,000	-		-	7,690		Stop & Shop
(ground leased through 2050)

North Bergen (Kennedy Boulevard)	100.0%	100.0%	30.76	63,000		7,000	56,000		-	3,650	(10)	Waldbaum's

South Plainfield	100.0%	100.0%	20.40	56,000		56,000	-		-	-		Staples
(ground leased through 2039)

Englewood	100.0%	94.8%	30.22	41,000		41,000	-		-	12,380		New York Sports Club

Eatontown	100.0%	100.0%	25.27	30,000		30,000	-		-	-		Petco

Montclair	100.0%	100.0%	20.48	18,000		18,000	-		-	1,773	(10)	Whole Foods Market

Total New Jersey				6,572,000		4,287,000	1,501,000		784,000	347,484

Pennsylvania:
Allentown	100.0%	99.7%	14.52	627,000		270,000	357,000		-	21,406	(10)	Wal-Mart, Sam's Club, ShopRite, Burlington Coat Factory, T.J. Maxx, Dick's Sporting Goods

Philadelphia	100.0%	78.1%	13.09	430,000		430,000	-		-	8,245	(10)	Kmart, Health Partners

Wilkes-Barre	100.0%	83.3%	12.68	329,000	(5)	204,000	125,000	(5)	-	21,165		Target, Babies "R" Us,
												Ross Stores

Lancaster	100.0%	100.0%	4.55	228,000		58,000	170,000		-	-		Lowe's, Weis Markets

Bensalem	100.0%	100.0%	11.09	184,000		176,000	8,000		-	5,915	(10)	Kohl's (6), Ross Stores

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)		Major Tenants
RETAIL (Continued):
Broomall	100.0%	100.0%	$10.65	169,000	147,000	22,000	-	$9,002	(10)	Giant Food (6), A.C. Moore, Petsmart

Bethlehem	100.0%	87.1%	6.18	167,000	164,000	3,000	-	3,744	(10)	Giant Food, Superpetz

Upper Moreland	100.0%	100.0%	9.75	122,000	122,000	-	-	6,400	(10)	Sam's Club

York	100.0%	100.0%	7.80	110,000	110,000	-	-	3,785	(10)	Ashley Furniture

Levittown	100.0%	100.0%	6.25	105,000	105,000	-	-	3,025	(10)	Haynes Furniture

Glenolden	100.0%	100.0%	23.13	102,000	10,000	92,000	-	6,751	(10)	Wal-Mart

Wilkes-Barre	100.0%	50.1%	4.65	81,000	81,000	-	-	-		Ollie's Bargain Outlet
(ground and building leased through 2014)

Wyomissing	100.0%	89.0%	14.17	79,000	79,000	-	-	-		LA Fitness
(ground and building leased through 2065)

Total Pennsylvania				2,733,000	1,956,000	777,000	-	89,438

New York:
Poughkeepsie, NY	100.0%	100.0%	7.65	670,000	306,000	2,000	362,000	-		Christmas Tree Shops, Kmart,
										Burlington Coat Factory, ShopRite

Bronx (Bruckner Boulevard)	100.0%	98.9%	17.74	501,000	387,000	114,000	-	-		Kmart, Toys "R" Us, Key Food

Buffalo (Amherst) (ground leased	100.0%	45.0%	5.54	296,000	227,000	69,000	-	6,453	(10)	T.J. Maxx, Toys "R" Us
through 2017)

Huntington	100.0%	96.4%	12.96	208,000	208,000	-	-	16,072		Kmart

Rochester	100.0%	100.0%	-	205,000	-	205,000	-	-		Wal-Mart

Mt. Kisco	100.0%	100.0%	21.35	188,000	71,000	117,000	-	29,992		Target, A&P

Freeport (437 East Sunrise Highway)	100.0%	100.0%	17.29	167,000	167,000	-	-	13,630	(10)	The Home Depot, Cablevision

Staten Island	100.0%	96.9%	18.62	165,000	165,000	-	-	17,448		Waldbaum's

Rochester (Henrietta)	100.0%	89.2%	3.31	158,000	158,000	-	-	-		Kohl's, Ollie's Bargain Outlet
(ground leased through 2056)

Albany (Menands)	100.0%	74.0%	9.00	140,000	140,000	-	-	5,726	(10)	Bank of America

New Hyde Park (ground and building	100.0%	100.0%	17.25	101,000	101,000	-	-	6,879	(10)	Stop & Shop
leased through 2029)

Inwood	100.0%	93.4%	20.70	100,000	100,000	-	-	-		Stop & Shop

North Syracuse (ground and building	100.0%	100.0%	-	98,000	-	98,000	-	-		Wal-Mart
leased through 2014)

West Babylon	100.0%	98.0%	12.87	79,000	79,000	-	-	6,687		Waldbaum's

Bronx (1750-1780 Gun Hill Road)	100.0%	35.2%	35.59	74,000	46,000	-	28,000	-		T.G.I. Friday's

Queens	100.0%	98.7%	37.17	58,000	58,000	-	-	-		New York Sports Club, Bank of America

Oceanside	100.0%	100.0%	25.33	16,000	16,000	-	-	-		Party City

Total New York				3,224,000	2,229,000	605,000	390,000	102,887

ITEM 2.	PROPERTIES - Continued
						Square Feet
						In Service			Out of Service
	%	%	Annualized			Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total		Company	Tenant		Development	(in thousands)		Major Tenants
RETAIL (Continued):
Maryland:
Baltimore (Towson)	100.0%	78.6%	$15.39	142,000		142,000	-		-	$10,489	(10)	Shoppers Food Warehouse, Staples, A.C. Moore

Annapolis	100.0%	100.0%	8.99	128,000		128,000	-		-	-		The Home Depot
(ground and building leased through 2042)

Glen Burnie	100.0%	78.5%	10.06	121,000		65,000	56,000		-	5,398	(10)	Weis Markets

Rockville	100.0%	100.0%	22.94	94,000		94,000	-		-	14,344		Regal Cinemas

Total Maryland				485,000		429,000	56,000		-	30,231

Massachusetts:
Chicopee	100.0%	100.0%	-	224,000		-	224,000		-	-		Wal-Mart

Springfield	100.0%	97.3%	14.86	150,000		33,000	117,000		-	2,878	(10)	Wal-Mart

Milford	100.0%	100.0%	5.76	83,000		83,000	-		-	-		Kohl's
(ground and building leased through 2019)

Total Massachusetts				457,000		116,000	341,000		-	2,878

California:
San Jose	45.0%	100.0%	29.18	651,000	(5)	404,000	158,000	(5)	89,000	132,128		Target (5) , The Home Depot, Toys "R" Us, Best Buy

Beverly Connection, Los Angeles	50.0%	100.0%	35.79	322,000		219,000	-		103,000	100,000		Marshalls, Old Navy, Sports Chalet, Nordstrom’s Rack, Ross Dress for Less, Loehmann’s

Pasadena (ground leased through 2077)	100.0%	62.7%	30.53	133,000		133,000	-		-	-		Breakthru Fitness, Trader Joes

San Francisco (The Cannery) (2801	95.0%	34.6%	26.17	106,000		106,000	-		-	18,561
Leavenworth Street)

San Francisco (275 Sacramento Street)	100.0%	100.0%	32.90	76,000		76,000	-		-	-		Open TV Inc.

San Francisco (3700 Geary Boulevard)	100.0%	100.0%	30.00	30,000		30,000	-		-	-		OfficeMax

Walnut Creek (1149 South Main Street)	100.0%	100.0%	39.79	29,000		29,000	-		-	-		Barnes & Noble

Walnut Creek (1556 Mt. Diablo Boulevard)	95.0%	-	-	-		-	-		-	-

Total California				1,347,000		997,000	158,000		192,000	250,689

Connecticut:
Newington	100.0%	100.0%	15.01	188,000		43,000	145,000		-	6,029	(10)	Wal-Mart, Staples

Waterbury	100.0%	100.0%	14.68	148,000		143,000	5,000		-	5,684	(10)	Price Chopper

Total Connecticut				336,000		186,000	150,000		-	11,713

Virginia:
Norfolk	100.0%	100.0%	5.85	114,000		114,000	-		-	-		BJ's Wholesale Club
(ground and building leased through 2069)

Michigan:
Roseville	100.0%	97.5%	5.01	119,000		119,000	-		-	-		JCPenney

Washington, DC
3040 M Street	100.0%	100.0%	46.36	42,000		42,000	-		-	-		Barnes & Noble, Barneys

New Hampshire:
Salem (ground leased through 2102)	100.0%	100.0%	-	37,000		-	37,000		-	-		Babies "R" Us

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
ACQUIRED FROM TOYS 'R' US
Wheaton, MD	100.0%	100.0%	$13.58	66,000	66,000	-	-	$-	Best Buy
(ground leased through 2060)

San Francisco, CA (2675 Geary Street)	100.0%	100.0%	45.76	55,000	55,000	-	-	-	Best Buy
(ground and building leased through 2043)

Coral Springs, FL	100.0%	100.0%	9.20	53,000	53,000	-	-	-	Best Buy

Cambridge, MA	100.0%	100.0%	19.84	48,000	48,000	-	-	-	Petsmart
(ground and building leased through 2033)

Battle Creek, MI	100.0%	-	-	47,000	47,000	-	-	-

Bourbonnais, IL	100.0%	100.0%	9.95	47,000	47,000	-	-	-	Best Buy

Commack, NY	100.0%	59.0%	22.56	47,000	47,000	-	-	-	Petsmart
(ground and building leased through 2021)

Lansing, IL	100.0%	-	-	47,000	47,000	-	-	-

Springdale, OH	100.0%	-	-	47,000	47,000	-	-	-
(ground and building leased through 2046)

Arlington Heights, IL	100.0%	100.0%	9.00	46,000	46,000	-	-	-	RVI
(ground and building leased through 2043)

Bellingham, WA	100.0%	-	-	46,000	46,000	-	-	-

Dewitt, NY	100.0%	100.0%	18.60	46,000	46,000	-	-	-	Best Buy
(ground leased through 2041)

Littleton, CO	100.0%	100.0%	13.93	46,000	46,000	-	-	-	Best Buy

Ogden, UT	100.0%	-	-	46,000	46,000	-	-	-

Redding, CA	100.0%	49.7%	13.00	46,000	46,000	-	-	-	Petsmart

Antioch, TN	100.0%	100.0%	6.96	45,000	45,000	-	-	-	Best Buy

Charleston, SC	100.0%	100.0%	13.51	45,000	45,000	-	-	-	Best Buy
(ground leased through 2063)

Dorchester, MA	100.0%	100.0%	29.85	45,000	45,000	-	-	-	Best Buy

Signal Hill, CA	100.0%	100.0%	21.89	45,000	45,000	-	-	-	Best Buy

Tampa, FL	100.0%	-	-	45,000	45,000	-	-	-

Vallejo, CA	100.0%	100.0%	15.92	45,000	45,000	-	-	-	Best Buy
(ground leased through 2043)

Freeport, NY (240 West Sunrise Highway)	100.0%	100.0%	18.44	44,000	44,000	-	-	-	Bob's Discount Furniture
(ground and building leased through 2040)

Fond Du Lac, WI	100.0%	100.0%	7.12	43,000	43,000	-	-	-	Petsmart
(ground leased through 2073)

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
San Antonio, TX	100.0%	100.0%	$9.06	43,000	43,000	-	-	$-	Best Buy
(ground and building leased through 2041)

Chicago, IL	100.0%	100.0%	10.94	41,000	41,000	-	-	-	Best Buy
(ground and building leased through 2051)

Springfield, PA	100.0%	100.0%	19.00	41,000	41,000	-	-	-	Petsmart
(ground and building leased through 2025)

Tyson's Corner, VA	100.0%	100.0%	35.57	38,000	38,000	-	-	-	Best Buy
(ground and building leased through 2035)

Miami, FL	100.0%	85.0%	11.25	33,000	33,000	-	-	-	Office Depot
(ground and building leased through 2034)

Owensboro, KY	100.0%	100.0%	6.96	32,000	32,000	-	-	-	Best Buy
(ground and building leased through 2046)

Dubuque, IA	100.0%	100.0%	9.00	31,000	31,000	-	-	-	Petsmart
(ground leased through 2043)

Grand Junction, CO	100.0%	100.0%	10.84	31,000	31,000	-	-	-	Best Buy

Merced, CA	100.0%	100.0%	13.27	31,000	31,000	-	-	-	Petsmart

Midland, MI (ground leased through 2043)	100.0%	83.6%	8.38	31,000	31,000	-	-	-	Petsmart

Texarkana, TX (ground leased through 2043)	100.0%	100.0%	4.39	31,000	31,000	-	-	-	Home Zone

Vero Beach, FL	100.0%	100.0%	10.50	30,000	30,000	-	-	-	Petsmart

Total Acquired From Toys 'R' Us				1,503,000	1,503,000	-	-	-

CALIFORNIA SUPERMARKETS
Colton (1904 North Rancho Avenue)	100.0%	100.0%	4.44	73,000	73,000	-	-	-	Stater Brothers

Riverside (9155 Jurupa Road)	100.0%	100.0%	6.00	42,000	42,000	-	-	-	Stater Brothers

San Bernadino (1522 East Highland Avenue)	100.0%	100.0%	7.23	40,000	40,000	-	-	-	Stater Brothers

Riverside (5571 Mission Boulevard)	100.0%	100.0%	4.97	39,000	39,000	-	-	-	Stater Brothers

Mojave (ground leased through 2079)	100.0%	100.0%	6.55	34,000	34,000	-	-	-	Stater Brothers

Corona (ground leased through 2079)	100.0%	100.0%	7.76	33,000	33,000	-	-	-	Stater Brothers

Yucaipa	100.0%	100.0%	4.13	31,000	31,000	-	-	-	Stater Brothers

Barstow	100.0%	100.0%	7.15	30,000	30,000	-	-	-	Stater Brothers

Moreno Valley	100.0%	-	-	30,000	30,000	-	-	-

San Bernadino (648 West 4th Street)	100.0%	100.0%	6.74	30,000	30,000	-	-	-	Stater Brothers

Beaumont	100.0%	100.0%	5.58	29,000	29,000	-	-	-	Stater Brothers

Calimesa	100.0%	100.0%	6.99	29,000	29,000	-	-	-	Stater Brothers

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
Desert Hot Springs	100.0%	100.0%	$5.61	29,000	29,000	-	-	$-	Stater Brothers

Rialto	100.0%	100.0%	5.74	29,000	29,000	-	-	-	Stater Brothers

Anaheim	100.0%	100.0%	7.02	26,000	26,000	-	-	-	Stater Brothers

Colton (151 East Valley Boulevard)	100.0%	100.0%	6.03	26,000	26,000	-	-	-	Stater Brothers

Fontana	100.0%	100.0%	6.26	26,000	26,000	-	-	-	Stater Brothers

Garden Grove	100.0%	100.0%	6.82	26,000	26,000	-	-	-	Stater Brothers

Orange	100.0%	100.0%	9.81	26,000	26,000	-	-	-	Stater Brothers

Santa Ana	100.0%	100.0%	7.23	26,000	26,000	-	-	-	Stater Brothers

Westminster	100.0%	100.0%	9.09	26,000	26,000	-	-	-	Stater Brothers

Ontario	100.0%	100.0%	7.64	24,000	24,000	-	-	-	Stater Brothers

Rancho Cucamonga	100.0%	100.0%	7.26	24,000	24,000	-	-	-	Stater Brothers

Costa Mesa (707 West 19th Street)	100.0%	100.0%	10.56	18,000	18,000	-	-	-	Stater Brothers

Costa Mesa (2180 Newport Boulevard)	100.0%	100.0%	11.63	17,000	17,000	-	-	-	Stater Brothers

Total California Supermarkets				763,000	763,000	-	-	-

Total Strip Shopping Centers		92.0%	$14.96	17,732,000	12,741,000	3,625,000	1,366,000	$835,320

Our Ownership Interest		91.9%	$14.52	17,021,000	12,404,000	3,351,000	1,266,000	$711,722

MANHATTAN STREET RETAIL
Manhattan Mall	100.0%	100.0%	$111.34	243,000	80,000	-	163,000	$72,640	JC Penney

4 Union Square South	100.0%	100.0%	49.99	203,000	203,000	-	-	-	Filene's Basement, Whole Foods Market,
									DSW, Forever 21

1540 Broadway	100.0%	80.0%	31.99	159,000	159,000	-	-	-	Forever 21, Planet Hollywood

478-486 Broadway	100.0%	100.0%	101.96	87,000	77,000	-	10,000	-	Top Shop, Madewell, J. Crew

25 West 14th Street	100.0%	100.0%	56.26	62,000	62,000	-	-	-	Guitar Center, Levi's

435 Seventh Avenue	100.0%	100.0%	165.32	43,000	43,000	-	-	-	Hennes & Mauritz

155 Spring Street	100.0%	85.3%	89.81	42,000	42,000	-	-	-	Sigrid Olsen

692 Broadway	100.0%	-	-	35,000	35,000	-	-	-

1135 Third Avenue	100.0%	100.0%	98.43	25,000	25,000	-	-	-	The GAP

715 Lexington (ground leased through	100.0%	100.0%	155.56	23,000	23,000	-	-	-	New York & Company, Zales
2041)

7 West 34th Street	100.0%	100.0%	186.04	21,000	21,000	-	-	-	Express

828-850 Madison Avenue	100.0%	100.0%	372.98	18,000	18,000	-	-	80,000	Gucci, Chloe, Cartier, Nicholas Petrou

484 Eighth Avenue	100.0%	100.0%	82.26	14,000	14,000	-	-	-	T.G.I. Friday's

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
148 Spring Street	100.0%	43.3%	$100.67	11,000	11,000	-	-	$-	Briel

40 East 66th Street	100.0%	91.9%	404.39	10,000	10,000	-	-	-	Dennis Basso, Nespresso USA, Krizia

431 Seventh Avenue	100.0%	75.0%	49.38	10,000	10,000	-	-	-

387 West Broadway	100.0%	100.0%	120.68	9,000	9,000	-	-	-	Reiss

677-679 Madison Avenue	100.0%	100.0%	314.33	8,000	8,000	-	-	-	Anne Fontaine

150 Spring Street	100.0%	78.8%	138.79	7,000	7,000	-	-	-	Puma

211-217 Columbus Avenue	100.0%	100.0%	274.93	6,000	6,000	-	-	-	Club Monaco

968 Third Avenue	50.0%	100.0%	161.29	6,000	6,000	-	-	-	ING Bank

386 West Broadway	100.0%	100.0%	177.64	4,000	4,000	-	-	4,518	Miss Sixty

825 Seventh Avenue	100.0%	100.0%	166.56	4,000	4,000	-	-	-	Lindy's

Total Manhattan Street Retail		90.4%	$97.47	1,050,000	877,000	-	173,000	$157,158

Our Ownership Interest		90.4%	$97.18	1,047,000	874,000	-	173,000	$157,158

Total Retail Space		92.2%		26,924,000	18,898,000	5,342,000	2,684,000	$2,249,657

Our Ownership Interest		92.1%		24,416,000	18,183,000	3,678,000	2,555,000	$2,037,239

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
MERCHANDISE MART:
ILLINOIS:
Merchandise Mart, Chicago	100.0%	96.5%	$29.41	3,493,000	3,493,000	-	-	$550,000

American Intercontinental University (AIU), Baker, Knapp & Tubbs, Bankers Life & Casualty, CCC Information Services, Ogilvy Group (WPP), Chicago Teachers Union, Publicis Groupe, Office of the Special Deputy Receiver, Royal Bank of Canada, Holly Hunt Ltd., Merchandise Mart Headquarters, Steelcase, Chicago School of Professional Psychology

350 West Mart Center, Chicago	100.0%	96.8%	27.73	1,211,000	1,211,000	-	-	-	21st Century Telecom/RCN, Ameritech, Bank of America, Chicago Sun-Times, Comcast, Fiserv Solutions, Ogilvy Group (WPP), Illinois Institute of Art

Other	50.0%	100.0%	32.31	19,000	19,000	-	-	25,000

Total Illinois		96.6%	28.99	4,723,000	4,723,000	-	-	575,000

WASHINGTON, DC
Washington Design Center	100.0%	97.4%	35.08	392,000	392,000	-	-	44,992	General Services Administration

HIGH POINT, NORTH CAROLINA
Market Square Complex	100.0%	90.0%	17.43	2,013,000	2,013,000	-	-	220,360	ART Furniture, Cambium Business, Canadel Furniture, Century Furniture Company, DMI Furniture, La-Z-Boy, Master Design, Legacy Classic Furniture, Progressive Furniture, Robinson & Robinson

CALIFORNIA
L.A. Mart	100.0%	78.6%	20.37	781,000	781,000	-	-	-	Penstan Investments

NEW YORK
7 West 34th Street	100.0%	90.8%	38.12	420,000	420,000	-	-	-	Kurt Adler

MASSACHUSETTS
Boston Design Center	100.0%	98.0%	29.42	553,000	553,000	-	-	70,740	Boston Brewing/Fitch Puma, Robert Allen
(ground leased through 2060)

Total Merchandise Mart		93.3%	$26.45	8,882,000	8,882,000	-	-	$911,092

Our Ownership Interest		93.3%	$26.45	8,873,000	8,873,000	-	-	$898,592

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)		Major Tenants
555 CALIFORNIA STREET:
555 California Street	70.0%	92.9%	$58.95	1,497,000	1,497,000	-	-	$720,671	(9)	Bank of America, N.A., Dodge & Cox, Goldman Sachs & Co., Jones Day, Kirkland & Ellis LLP, Lehman Brothers Inc., McKinsey & Company Inc., UBS Financial Services, Morgan Stanley & Co. Inc.

315 Montgomery Street	70.0%	100.0%	40.79	228,000	228,000	-	-	-		Bank of America, N.A.

345 Montgomery Street	70.0%	100.0%	96.45	64,000	64,000	-	-	-		Bank of America, N.A.

Total 555 California Street		94.0%	$57.98	1,789,000	1,789,000	-	-	$720,671

Our Ownership Interest		94.0%	$57.98	1,252,000	1,252,000	-	-	$512,512

Other California Properties:
150 Van Ness Ave./155 Hayes St.	9.0%	100.0%	$13.28	157,000	157,000	-	-	$-		CSAA Inter-Insurance Bureau

150 Hayes Street	9.0%	100.0%	8.51	128,000	128,000	-	-	-		CSAA Inter-Insurance Bureau

100 Van Ness Ave.	9.0%	100.0%	12.54	414,000	414,000	-	-	85,249		CSAA Inter-Insurance Bureau

Total Other California Properties		100.0%	$11.97	699,000	699,000	-	-	$85,249

Our Ownership Interest		100.0%	$11.97	63,000	63,000	-	-	$7,672

ITEM 2.	PROPERTIES - Continued

					Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WAREHOUSES:
NEW JERSEY
East Hanover - Five Buildings	100.0%	100.0%	$5.10	942,000	942,000	-	-	$25,268	J, Leven & Company, Foremost Int'l Trading Inc.,
									Tri-coastal Design Group Inc.,
									Fidelity Paper & Supply Inc., Gardner Industries,
									Stephen Gould Paper Co., Givaudan Flavors Corp.

Edison	100.0%	100.0%	3.32	272,000	272,000	-	-	-	Propack Incorporated, Lamitech Inc.

Total Warehouses		100.0%	$4.70	1,214,000	1,214,000	-	-	$25,268

Our Ownership Interest		100.0%	$4.70	1,214,000	1,214,000	-	-	$25,268

ITEM 2.	PROPERTIES - Continued
					Square Feet
					In Service			Out of Service
	%	%	Annualized		Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant		Development	(in thousands)	Major Tenants
ALEXANDER'S INC.:
New York:
731 Lexington Avenue, Manhattan
Office	32.5%	100.0%	$79.14	885,000	885,000	-		-	$373,637	Bloomberg, Citigroup

Retail	32.5%	100.0%	147.23	174,000	174,000	-		-	320,000	Hennes & Mauritz, Home Depot,
										The Container Store
				1,059,000	1,059,000	-		-	693,637

Kings Plaza Regional Shopping Center,
Brooklyn (24.3 acres)	32.5%	93.6%	39.78	1,098,000	759,000	339,000	(7)	-	199,537	Sears, Lowe's (ground lessee), Macy*s(7)

Rego Park I, Queens (4.8 acres)	32.5%	85.4%	27.57	351,000	351,000	-		-	78,386	Sears, Bed Bath & Beyond, Marshalls

Flushing, Queens(8) (1.0 acre)	32.5%	100.0%	14.12	177,000	177,000	-		-	-	New World Mall LLC

New Jersey:
Paramus, New Jersey	32.5%	100.0%	-	-	-	-		-	68,000	IKEA (ground lessee)
(30.3 acres ground leased to IKEA
through 2041)

Property under Development:
Rego Park II (adjacent to Rego Park I),	32.5%	-	-	600,000	-	-		600,000	181,695	Century 21, Home Depot, Kohl's
Queens, NY (6.6 acres)

Property to be Developed:
Rego Park III (adjacent to Rego Park II),	32.5%	-	-	-	-	-		-	-
Queens, NY (3.4 acres)

Total Alexander's				3,285,000	2,346,000	339,000		600,000	$1,221,255

Our Ownership Interest				1,067,625	762,450	110,175		195,000	$396,908

ITEM 2.	PROPERTIES - Continued

(1)	Annualized Rent PSF excludes ground rent, storage rent and garages.
(2)	Excludes US Post Office leased through 2038 (including five five-year renewal options for which the annual escalated rent is $9.68 PSF).
(3)	Excludes 918,000 square feet in two buildings owned by ground lessees on land leased from us, including Pentagon Row Retail and Residential and Ritz Carlton (7.5% interest).
(4)	Annualized Base Rent shown is for mall tenants only. Below is the base rent per square foot including both mall tenants and anchor tenants for each property:
	Green Acres Mall, Valley Stream, NY	$18.43
	Monmouth Mall, Eatontown, NJ	23.98
	Springfield Mall, Springfield, VA (97.5% Ownership)	16.89
	Bergen Town Center, Paramus, NJ	20.83
	Broadway Mall, Hicksville, NY	17.43
	Montehiedra, Puerto Rico	20.03
	Las Catalinas, Puerto Rico	35.14
(5)	Includes square footage of anchors who own the land and building.
(6)	The leases for these former Bradlees locations are guaranteed by Stop and Shop (70% as to Totowa).
(7)	Owned by Macy*s, Inc.
(8)	Leased by Alexander's through January 2037.
(9)	Cross-collateralized by 555 California Street and 315 and 345 Montgomery Streets.
(10)	These encumbrances are cross-collateralized under a blanket mortgage in the amount of $448,115 as of December 31, 2008.

NEW YORK OFFICE PROPERTIES

As of December 31, 2008, we own 28 New York Office properties aggregating 16.1 million square feet, including 15.1 million square feet of office space, 817,000 square feet of retail space and 183,000 square feet of showroom space. In addition, the New York Office Properties segment includes 6 garages totaling 368,000 square feet (1,739 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot, excluding retail space:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2008	16,108,000	96.7%	$53.08
2007	15,994,000	97.6%	49.34
2006	13,692,000	97.5%	46.33
2005	12,972,000	96.0%	43.67
2004	12,989,000	95.5%	42.22

2008 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage
Retail	15%
Finance	13%
Legal Services	8%
Insurance	7%
Banking	7%
Communications	5%
Technology	5%
Publishing	5%
Government	4%
Pharmaceuticals	4%
Real Estate	4%
Advertising	3%
Service Contractors	2%
Not-for-Profit	2%
Engineering	2%
Health Services	1%
Other	13%
100%

New York Office Properties lease terms generally range from five to seven years for smaller tenant spaces to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenant’s share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

NEW YORK OFFICE PROPERTIES - CONTINUED

Tenants accounting for 2% or more of 2008 New York Office Properties total revenues:

Tenant	Square Feet Leased	2008 Revenues	Percentage of New York Office Properties Revenues	Percentage of Total Company Revenues
AXA Equitable Life Insurance	815,000	$37,833,000	3.6%	1.4%
Macy*s, Inc.	539,000	23,410,000	2.2%	0.8%
McGraw-Hill Companies, Inc.	480,000	22,040,000	2.1%	0.8%
Rainbow Media Holdings	412,000	21,243,000	2.0%	0.8%
Limited Brands	368,000	20,937,000	2.0%	0.8%

2008 New York Office Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
1290 Avenue of the Americas	280,000	$79.20
One Penn Plaza	219,000	64.66
825 Seventh Avenue	161,000	65.19
888 Seventh Avenue	129,000	93.04
90 Park Avenue	87,000	80.30
Two Penn Plaza	79,000	61.72
20 Broad Street	79,000	53.06
770 Broadway	76,000	75.00
330 Madison Avenue	59,000	80.08
909 Third Avenue	54,000	85.00
866 UN Plaza	41,000	48.89
350 Park Avenue	34,000	73.10
595 Madison Avenue	30,000	73.24
50 West 57th Street	27,000	60.87
Manhattan Mall	24,000	51.07
40 Fulton Street	23,000	41.24
150 East 58th Street	23,000	66.44
640 Fifth Avenue	20,000	106.79
31 West 57th Street	17,000	57.20
29 West 57th Street	8,000	70.91
689 Fifth Avenue	8,000	80.00
49 West 57th Street	6,000	55.00
Total	1,484,000	71.79
Our Ownership Interest	1,246,000	71.69

_________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, during 2008 we leased 13,468 square feet of retail space contained in office buildings at a weighted average initial rent of $205.39 per square foot.

NEW YORK OFFICE PROPERTIES - CONTINUED

Lease expirations as of December 31, 2008 assuming none of the tenants exercise renewal options:

Office Space:				Percentage of New York	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		Office Properties Square Feet	Total	Per Square Foot
Office Space:
Month to month	63	102,000		0.6%	$4,277,000	$41.93
2009	147	887,000		5.6%	47,202,000	53.22
2010	108	1,233,000		7.7%	61,740,000	50.07
2011	73	876,000		5.5%	49,076,000	56.02
2012	80	1,629,000		10.2%	81,444,000	50.00
2013	54	828,000	(1)	5.2%	39,310,000	47.48
2014	62	761,000		4.8%	39,865,000	52.39
2015	53	1,967,000		12.3%	102,503,000	52.11
2016	36	918,000		5.7%	45,959,000	50.06
2017	34	819,000		5.1%	45,244,000	55.24
2018	28	734,000		4.6%	46,395,000	63.21

Retail Space (contained in office buildings)
Month to month	4	1,000	—	$112,000	$112.00
2009	6	29,000	0.2%	4,087,000	140.93
2010	9	13,000	0.1%	1,458,000	112.15
2011	5	38,000	0.2%	1,882,000	49.53
2012	8	26,000	0.2%	4,376,000	168.31
2013	16	49,000	0.3%	7,596,000	155.02
2014	9	73,000	0.5%	14,921,000	204.40
2015	9	32,000	0.2%	6,864,000	214.50
2016	4	319,000	2.0%	16,576,000	51.96
2017	2	22,000	0.1%	2,061,000	93.68
2018	8	115,000	0.7%	11,776,000	102.40

_________________________

(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including five 5-year renewal options) for which the annual escalated rent is $9.68 per square foot.

WASHINGTON, DC OFFICE PROPERTIES

As of December 31, 2008, we own 84 properties aggregating 17.7 million square feet in the Washington, DC / Northern Virginia area including 76 office buildings, 7 residential properties and a hotel property. As of December 31, 2008, three buildings are out of service for redevelopment. In addition, the Washington, DC Office Properties segment includes 48 garages totaling approximately 8.9 million square feet (28,000 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2008, 29% percent of the space in our Washington, DC Office Properties was leased to various agencies of the U.S. government.

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2008	17,666,000	95.0%	$37.70
2007	17,483,000	93.3%	35.15
2006	17,456,000	92.6%	32.36
2005	17,112,000	90.9%	31.68
2004	13,773,000	91.3%	30.41

2008 Washington, DC Office Properties rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	35%
Government Contractors	24%
Legal Services	12%
Membership Organizations	8%
Manufacturing	3%
Real Estate	3%
Computer and Data Processing	3%
Communication	2%
Television Services	2%
Health Services	1%
Business Services	1%
Education	1%
Other	5%
100%

Washington, DC Office Properties lease terms generally range from four to seven years, and may provide for extension options at either pre-negotiated or market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenants’ share of increases in real estate taxes and certain property operating expenses over a base year. Periodic step-ups in rent are usually based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

Tenant	Square Feet Leased	2008 Revenues	Percentage of Washington, DC Office Properties Revenues	Percentage of Total Company Revenues
U.S. Government	5,154,000	$152,911,000	24.4%	5.7%
Howrey LLP	323,000	21,087,000	3.4%	0.8%
Boeing	359,000	13,985,000	2.2%	0.5%
SAIC, Inc.	438,000	13,952,000	2.2%	0.5%
Academy for Educational Development	335,000	12,989,000	2.1%	0.5%

2008 Washington, DC Office Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)

Skyline – 8 buildings	614,000	$33.74
2011-2451 Crystal Drive – 5 buildings	395,000	37.65
S. Clark Street / 12th Street – 5 buildings	204,000	39.55
2101 L Street	195,000	54.02
Partially Owned Entities	178,000	42.25
1800, 1851 and 1901 South Bell Street – 3 buildings	155,000	36.08
1550-1750 Crystal Drive / 241-251 18th Street – 4 buildings	137,000	38.56
2001 Jefferson Davis Highway	64,000	33.15
Universal Building South	31,000	42.30
Courthouse Plaza	25,000	38.93
Reston Executive	20,000	34.27
1227 25th Street NW	17,000	49.08
223 23rd Street / 2221 South Clark Street – 2 buildings	15,000	29.05
1150 17th Street	15,000	38.31
1730 M Street	15,000	41.85
Commerce Executive	13,000	29.81
1726 M Street	11,000	38.80
Universal Building North	11,000	42.46
1101 17th Street	10,000	44.85
1140 Connecticut Avenue	8,000	41.96
2100 / 2200 Crystal Drive – 2 buildings	6,000	32.23
Democracy Plaza	6,000	33.10
Washington Office Center	5,000	44.33
Tysons Dulles	2,000	34.20
	2,152,000	38.52

_________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Lease expirations as of December 31, 2008 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Washington, DC Office Properties Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
Month to month	60	1,123,000	7.5%	$22,696,000	$20.21
2009	236	1,924,000	12.9%	64,322,000	33.43
2010	232	1,970,000	13.2%	70,820,000	35.96
2011	220	2,158,000	14.5%	77,026,000	35.68
2012	147	1,474,000	9.9%	56,747,000	38.49
2013	94	927,000	6.2%	37,116,000	40.02
2014	46	659,000	4.4%	21,893,000	33.21
2015	45	791,000	5.3%	29,686,000	37.52
2016	24	700,000	4.7%	26,899,000	38.43
2017	22	295,000	2.0%	10,023,000	33.93
2018	24	816,000	5.5%	39,652,000	48.62

RETAIL PROPERTIES

As of December 31, 2008, we own 176 retail properties, of which 146 are strip shopping centers located primarily in the Northeast, Mid-Atlantic and California; 7 are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 23 are retail properties located in Manhattan (“Manhattan Street Retail”). Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 12.4 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Green Acres Mall in Valley Stream, Long Island, New York contains 1.8 million square feet, and is anchored by Macy*s, Sears, Wal-Mart, J.C. Penney, Best Buy and a BJ’s Wholesale Club.

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.5 million square feet and is anchored by Macy*s, Lord & Taylor and J.C. Penney, two of which own their stores aggregating 457,000 square feet.

The Springfield Mall in Springfield, Virginia contains 1.4 million square feet and is anchored by Macy*s, J.C. Penney and Target who own their stores aggregating 390,000 square feet.

The Bergen Town Center in Paramus, New Jersey, upon completion of its redevelopment in 2009, will contain 950,000 square feet of retail space. The mall is anchored by Century 21, Whole Foods and Target under leases aggregating 416,000 square feet. In addition to the mall, we are developing 250,000 square feet of retail space on 27.5 acres of adjacent land which is expected to be completed in 2010.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy*s, Ikea, Multiplex Cinema and Target, which owns its store containing 141,000 square feet.

The Montehiedra Mall in San Juan, Puerto Rico contains 541,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 496,000 square feet and is anchored by Kmart and Sears, which owns its 140,000 square foot store.

Manhattan Street Retail

Manhattan Street Retail is comprised of 22 properties containing 1,047,000 square feet. These properties include 4 Union Square, which contains 203,000 square feet anchored by Whole Foods Market, Filenes Basement and DSW; the Manhattan Mall, which is under development and will include a new JC Penney store; 1540 Broadway in Times Square, which contains 159,000 square feet anchored by Forever 21, which will open their flagship store in Spring 2009, and Planet Hollywood; and properties on Madison Avenue, and in SoHo, occupied by retailers including H&M, Top Shop, Madewell, the GAP, Gucci, Chloe and Cartier. In addition, we own 817,000 square feet of retail space in certain of our New York office buildings, which is part of our New York Office Properties segment.

RETAIL PROPERTIES – CONTINUED

Occupancy and average annual net rent per square foot:

As of December 31, 2008, the aggregate occupancy rate for the entire Retail Properties segment of 21.9 million square feet was 92.1%. Details of our ownership interest in the strip shopping centers, regional malls and Manhattan Street retail for the past five years are provided below.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent Per Square Foot
2008	15,755,000	91.9%	$14.52
2007	15,463,000	94.1%	14.12
2006	12,933,000	92.9%	13.48
2005	10,750,000	95.5%	12.07
2004	9,931,000	94.5%	12.00

Regional Malls:

			Average Annual Net Rent Per Square Foot
As of December 31,	Rentable Square Feet	Occupancy Rate	Mall Tenants	Mall and Anchor Tenants
2008	5,232,000	93.0%	$37.59	$20.38
2007	5,528,000	96.1%	34.94	19.11
2006	5,640,000	93.4%	32.64	18.12
2005	4,817,000	96.2%	31.83	18.24
2004	3,766,000	93.1%	33.05	17.32

Manhattan Street Retail:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent per Square Foot
2008	874,000	90.4%	$97.18
2007	943,000	86.8%	89.86
2006	691,000	83.6%	83.53
2005	602,000	90.9%	81.94
2004	513,000	88.7%	72.81

RETAIL PROPERTIES – CONTINUED

2008 Retail Properties rental revenue by type of retailer:

Industry	Percentage
Discount Stores	12%
Family Apparel	11%
Supermarkets	9%
Home Entertainment and Electronics	9%
Women’s Apparel	8%
Restaurants	6%
Home Improvement	6%
Banking and Other Business Services	6%
Personal Services	4%
Home Furnishings	3%
Sporting Goods	2%
Department Stores	1%
Other	23%
100%

Retail Properties lease terms generally range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2008.

Tenants accounting for 2% or more of 2008 Retail Properties total revenues:

Tenant	Square Feet Leased	2008 Revenues	Percentage of Retail Properties Revenues	Percentage of Total Company Revenues
The Home Depot, Inc	990,000	$17,766,000	3.3%	0.7%
Best Buy Co, Inc.	795,000	17,486,000	3.3%	0.7%
Wal-Mart/Sam’s Wholesale	1,667,000	16,417,000	3.1%	0.6%
Federated Department Stores	1,080,000	12,167,000	2.3%	0.5%
Sears Holdings Corporation (Sears and Kmart)	1,012,000	11,815,000	2.2%	0.4%
Stop & Shop Companies, Inc. (Stop & Shop)	498,000	11,793,000	2.2%	0.4%

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2008 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Properties Square Feet	Annual Net Rent of Expiring Leases
				Total	Per Square Foot
Strip Shopping Centers:
Month to month	26	107,000	0.5%	$1,575,000	$14.67
2009	36	307,000	1.5%	4,508,000	14.69
2010	53	626,000	3.2%	9,329,000	14.91
2011	69	977,000	4.9%	10,047,000	10.28
2012	59	831,000	4.2%	11,898,000	14.32
2013	118	2,125,000	10.7%	24,367,000	11.47
2014	83	1,000,000	5.0%	15,717,000	15.72
2015	34	489,000	2.5%	8,398,000	17.17
2016	38	569,000	2.9%	9,215,000	16.20
2017	33	335,000	1.7%	4,705,000	14.05
2018	52	913,000	4.6%	14,120,000	15.46

Malls:
Month to month	67	148,000	0.7%	$4,750,000	$32.00
2009	91	353,000	1.8%	8,970,000	25.38
2010	75	213,000	1.1%	6,811,000	32.00
2011	63	254,000	1.3%	7,517,000	29.55
2012	52	231,000	1.2%	6,032,000	26.10
2013	75	280,000	1.4%	8,404,000	30.03
2014	35	266,000	1.3%	4,612,000	17.33
2015	64	305,000	1.5%	7,810,000	25.58
2016	47	398,000	2.0%	4,902,000	12.31
2017	40	462,000	2.3%	7,506,000	16.26
2018	46	117,000	0.6%	5,176,000	44.13

Manhattan Street Retail:
Month to month	2	3,000	—	$72,000	$21.72
2009	6	20,000	0.1%	1,924,000	99.81
2010	2	61,000	0.3%	1,889,000	31.06
2011	9	95,000	0.5%	6,124,000	64.28
2012	6	32,000	0.2%	1,652,000	51.66
2013	4	23,000	0.1%	2,887,000	124.67
2014	3	22,000	0.1%	4,202,000	193.67
2015	6	16,000	0.1%	1,837,000	111.88
2016	8	19,000	0.1%	4,817,000	248.26
2017	6	17,000	0.1%	2,448,000	146.97
2018	16	127,000	0.6%	20,822,000	163.51

RETAIL PROPERTIES – CONTINUED

2008 Retail Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
1540 Broadway, New York, NY	92,000	$96.98
Las Catalinas Mall, Puerto Rico	89,000	50.76
Bethlehem, PA	77,000	4.48
Monmouth Mall, Eatontown, NJ	61,000	25.01
Bergen Town Center, Paramus, NJ	60,000	40.39
Green Acres Mall, Valley Stream, NY	50,000	57.70
Broadway Mall, Hicksville, NY	40,000	33.80
North Bergen (Tonnelle Avenue), NJ	40,000	36.57
Glen Burnie, MD	39,000	10.02
Allentown, PA	35,000	9.71
Springfield Mall, Springfield, VA	35,000	35.45
Poughkeepsie, NY	32,000	15.79
Staten Island, NY	31,000	27.30
Texarkana, TX	31,000	4.39
692 Broadway, New York, NY	26,000	61.83
East Hanover I and II, NJ	24,000	32.00
Cambridge, MA	18,000	13.66
Montclair, NJ	18,000	23.34
Wilkes-Barre (Mondy Street), PA	18,000	16.23
Bricktown, NJ	17,000	20.59
Bronx (1750-1780 Gun Hill Road), NY	16,000	49.24
Manhattan Mall, New York, NY	16,000	89.82
Lancaster, PA	15,000	9.00
Montehiedra Mall, Puerto Rico	15,000	37.19
Pasadena, CA	15,000	21.40
Manalapan, NJ	12,000	18.18
Towson, MD	12,000	27.52
Hackensack, NJ	11,000	32.14
East Brunswick, NJ	10,000	10.89
Other Properties	67,000	68.12
	1,022,000	38.34

__________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES

As of December 31, 2008, we own 8 Merchandise Mart Properties containing an aggregate of 8.9 million square feet. The Merchandise Mart Properties segment also contains 7 garages totaling 1.0 million square feet (3,312 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2008:

(Amounts in thousands)			Showroom
	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,493	1,043	2,385	1,803	582	65
350 West Mart Center	1,211	1,107	104	104	—	—
Other	10	—	—	—	—	10
Total Chicago, Illinois	4,714	2,150	2,489	1,907	582	75
High Point, North Carolina
Market Square Complex	1,753	31	1,694	1,228	466	28
National Furniture Mart	260	—	260	260	—	—
Total High Point, North Carolina	2,013	31	1,954	1,488	466	28
Los Angeles, California
L.A. Mart	781	33	739	685	54	9
Boston, Massachusetts
Boston Design Center	553	124	424	424	—	5
New York, New York
7 West 34th Street	420	15	405	362	43	—
Washington, DC
Washington Design Center	392	71	321	321	—	—
Total Merchandise Mart Properties	8,873	2,424	6,332	5,187	1,145	117

Occupancy rate	93.3%	96.5%	92.2%			90.7%

MERCHANDISE MART PROPERTIES – CONTINUED

Office Space

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2008	2,424,000	96.5%	$25.18
2007	2,358,000	96.7%	24.99
2006	2,316,000	97.2%	23.82
2005	2,703,000	96.7%	25.05
2004	2,864,000	96.2%	26.57

2008 Merchandise Mart Properties office rental revenues by tenants’ industry:

Industry	Percentage
Service	29%
Banking	19%
Telecommunications	14%
Education	11%
Other	9%
Government	7%
Publications	6%
Insurance	5%
100%

Office lease terms generally range from three to seven years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants the tenants’ share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction of its premises.

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2008 total revenues:

Tenant	Square Feet Leased	2008 Revenues	Percentage of Merchandise Mart Properties Revenues	Percentage of Total Company Revenues
WPP Group	270,000	$7,463,000	2.7%	0.3%
SBC Ameritech	193,000	6,679,000	2.4%	0.2%

MERCHANDISE MART PROPERTIES– CONTINUED

2008 leasing activity – Merchandise Mart Properties office space:

	Square Feet	Average Initial Rent Per Square Foot (1)
350 West Mart Center	315,000	$27.85
Merchandise Mart	154,000	25.03
Washington Design Center	15,000	46.58
Boston Design Center	8,000	29,82
L.A. Mart	1,000	12.34
Total	493,000	27.50

___________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2008 assuming none of the tenants exercise renewal options:

			Percentage of Merchandise Mart	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Properties Office Square Feet	Total	Per Square Foot
Month to month	12	22,000	1.0%	$358,000	$16.27
2009	7	210,000	9.4%	6,102,000	29.04
2010	7	32,000	1.5%	903,000	27.82
2011	19	80,000	3.6%	2,040,000	25.61
2012	6	103,000	4.6%	2,918,000	28.31
2013	18	81,000	3.6%	2,582,000	31.98
2014	11	161,000	7.2%	4,270,000	26.59
2015	7	228,000	10.2%	5,775,000	25.34
2016	3	116,000	5.2%	2,943,000	25.42
2017	5	88,000	4.0%	1,685,000	19.14
2018	11	288,000	13.0%	8,237,000	28.56

MERCHANDISE MART PROPERTIES – CONTINUED

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

Occupancy and average escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2008	6,332,000	92.2%	$26.72
2007	6,139,000	93.7%	26.16
2006	6,370,000	93.6%	25.17
2005	6,290,000	94.7%	24.04
2004	5,589,000	97.6%	23.08

2008 Merchandise Mart Properties showroom rental revenues by tenants’ industry:

Industry	Percentage
Residential Design	27%
Gift	20%
Residential Furnishing	17%
Contract Furnishing	17%
Apparel	5%
Casual Furniture	5%
Art	4%
Building Products	3%
Market Square	2%
100%

2008 Leasing Activity – Merchandise Mart Properties showroom space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Market Square Complex	325,000	$16.07
Merchandise Mart	203,000	42.07
L.A. Mart	108,000	19.71
Washington Design Center	90,000	36.12
7 West 34th Street	66,000	40.76
Boston Design Center	60,000	35.28
350 West Mart Center	10,000	25.05
Total	862,000	28.07

___________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES – CONTINUED

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2008 assuming none of the tenants exercise renewal options:

	Number of	Square Feet of	Percentage of Merchandise Mart Properties’ Showroom	Annual Escalated Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	36	147,000	3.1%	$2,758,000	$18.77
2009	223	651,000	13.8%	17,050,000	26.19
2010	221	624,000	13.2%	18,928,000	30.35
2011	183	709,000	15.0%	19,911,000	28.08
2012	104	607,000	12.9%	16,002,000	26.36
2013	118	659,000	14.0%	19,029,000	28.90
2014	35	250,000	5.3%	6,922,000	27.71
2015	54	290,000	6.1%	9,596,000	33.11
2016	29	172,000	3.6%	5,586,000	32.54
2017	36	364,000	7.7%	11,738,000	32.25
2018	36	203,000	4.3%	7,002,000	34.53

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 117,000 square feet of retail space, which was 90.7% occupied at December 31, 2008.

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2008 we own a 32.7% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component. Toys had $6.1 billion of outstanding debt at December 31, 2008, of which our pro rata share was $2.0 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2008:

	Total	Owned	Building Owned on Leased Ground	Leased
Domestic	847	301	242	304
International	506	79	26	401
Subtotal	1,353	380	268	705
Franchised stores	208
Total	1,561

OTHER INVESTMENTS

555 California Street Complex

As of December 31, 2008, we own a 70% controlling interest in a three-building complex containing 1,800,000 square feet, known as The Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”), which we acquired in 2007.

Occupancy and average annual rent per square foot as of December 31, 2008:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2008	1,789,000	94.0%	$57.98
2007	1,789,000	95.0%	59.84

2008 rental revenue by tenants’ industry:

Industry	Percentage
Finance	43%
Banking	42%
Legal Services	11%
Real Estate	2%
Retail	1%
Others	1%
100%

Lease terms generally range from five to seven years for smaller tenant spaces to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenant’s share of increases in real estate taxes and operating expenses over a base year. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of total revenues:

Tenant	Square Feet Leased	2008 Revenues	Percentage of 555 California Street Complex’s Revenues	Percentage of Total Company Revenues
Bank of America	659,000	$36,403,000	33.2%	1.3%
UBS Financial Services	134,000	8,232,000	7.5%	0.3%
Goldman, Sachs & Co.	97,000	6,342,000	5.8%	0.2%
Morgan Stanley & Company, Inc.	89,000	6,291,000	5.7%	0.2%
Kirkland & Ellis LLP	125,000	5,773,000	5.3%	0.2%
Lehman Brothers Inc. (1)	61,000	5,212,000	4.7%	0.2%
McKinsey & Company Inc.	54,000	4,143,000	3.8%	0.2%
Dodge & Cox	62,000	3,736,000	3.4%	0.1%

___________________________

(1)	In September 2008, Lehman Brothers Inc. filed for Chapter 11 bankruptcy protection.

2008 leasing activity:

During 2008 we leased 23,000 square feet at a weighted average rent initial rent of $79.00 per square foot.

OTHER INVESTMENTS – CONTINUED

Alexander’s, Inc. (“Alexander’s”)

As of December 31, 2008, we own 32.5% of the outstanding common stock of Alexander’s, which has seven properties in the greater New York metropolitan area. Alexander’s had $1.2 billion of outstanding debt at December 31, 2008, of which our pro rata share was $397,000,000, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
Rental information:	2008	2007	2006	2005	2004
Hotel:
Average occupancy rate	84.1%	84.4%	82.1%	83.7%	78.9%
Average daily rate	$171.32	$154.78	$133.33	$115.74	$97.36
Revenue per available room	$144.01	$130.70	$109.53	$96.85	$77.56
Commercial:
Office space:
Average occupancy rate	30.4%	57.0%	41.2%	38.7%	39.7%
Annual rent per square feet	$18.78	$22.23	$16.42	$10.70	$10.04
Retail space:
Average occupancy rate	69.5%	73.3%	79.9%	79.8%	90.7%
Annual rent per square feet	$41.75	$33.63	$27.54	$26.02	$29.67

Lexington Realty Trust (“Lexington”)

As of December 31, 2008, we own 17.2% of the outstanding common shares of Lexington, which has interests in 288 properties, encompassing approximately 48.8 million square feet across 44 states, generally net-leased to major corporations. Lexington had approximately $2.5 billion of outstanding debt at of December 31, 2008, of which our pro rata share was $361,771,000, none of which is recourse to us.

Warehouse/Industrial Properties

As of December 31, 2008, we own 6 warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet. Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Rent Per Square Foot
2008	100.0%	$4.70
2007	100.0%	4.70
2006	96.9%	4.17
2005	100.0%	4.19
2004	88.0%	3.96

ITEM 3.	LEGAL PROCEEDINGS

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump has filed a notice appealing the 2007 and 2009 decisions. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operation or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, H Street acquired the remaining 50% interest in that fee. In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Operating Partnership is managed by Vornado, its sole general partner. The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office that run until the next succeeding meeting of Vornado’s Board of Trustees following Vornado’s Annual Meeting of Shareholders unless they are removed sooner by the Board.

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	67

Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Board; the Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael D. Fascitelli	52

President and a Trustee since December 1996; President of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Michelle Felman	46

Executive Vice President—Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director—Global Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	57	President of the New York City Office Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Christopher Kennedy	45

President of the Merchandise Mart Division since September 2000; Executive Vice President of the Merchandise Mart Division from April 1998 to September 2000; Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	63

Executive Vice President—Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Vice President and Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	46	Executive Vice President—Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	50	President of Vornado/Charles E. Smith L.P. (our Washington, DC Office division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	48	Executive Vice President—Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our Class A units. At February 6, 2009, there were 1,297 Class A unitholders of record.

Distributions

On January 14, 2009, Vornado declared a regular quarterly dividend of $0.95 per common share, payable on March 12, 2009, in a combination of cash, not to exceed 40% in the aggregate, and Vornado common shares. On February 20, 2009, Vornado mailed a letter to our unitholders notifying them that Class A Unitholders of record as of the close of business on February 5, 2009 will receive a distribution of $.95 per Class A Unit. This distribution will be comprised of cash and Class A Units in the same proportion as the cash and Common Shares distributed to common shareholders of Vornado in the aggregate. Vornado believes that this will result in a distribution being paid 40% in cash and 60% in additional Class A Units. This policy, continued for all of 2009, will require us to make distributions of approximately $260,000,000 to our unitholders, of which approximately $234,000,000 will be distributed to Vornado, as the majority owner of such units. Vornado has retained the right to pay its March 12, 2009 dividend to its shareholders in all cash. If Vornado determines to pay this dividend in all cash then it will cause us to make an all cash distribution on March 12, 2009 to our unitholders.

During the year ended December 31, 2008, we declared four quarterly distributions in the amount of $0.90, $0.90, $0.90 and $0.95 per unit from the first to the fourth quarter, respectively.

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

Recent Sales of Unregistered Securities

Each time Vornado Realty Trust issues common shares (other than in exchange for Class A units upon their redemption), it contributes the proceeds of such issuance to us in exchange for an equivalent number of Class A units with rights and preferences analogous to the common shares issued. During the fourth quarter of 2008, in connection with common shares issued by Vornado Realty Trust pursuant to exercises of stock options under Vornado’s Omnibus Share Plan, we issued an aggregate of 475,030 Class A units to Vornado in exchange for the aggregate proceeds of $57,000 from such issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2008, other than an aggregate of 1,320,968 for Class A units redeemed under Vornado’s Omnibus Share Plans to satisfy withholding tax liabilities resulting from employee and officer stock-based compensation arrangements.

Performance Graph

The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2003 in Vornado’s common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of Vornado’s shares will continue in line with the same or similar trends depicted in the graph below.

	2003	2004	2005	2006	2007	2008
Vornado Realty Trust	100	146	168	254	190	98
S&P 500 Index	100	111	116	135	142	90
The NAREIT All Equity Index	100	132	148	199	168	105

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
(Amounts in thousands, except per unit amounts)
Operating Data:
Revenues:
Property rentals	$2,211,311	$1,977,023	$1,544,741	$1,358,521	$1,310,945
Tenant expense reimbursements	358,437	323,544	260,772	206,386	188,211
Fee and other income	127,303	109,949	103,587	94,603	83,897
Total revenues	2,697,051	2,410,516	1,909,100	1,659,510	1,583,053
Expenses:
Operating	1,070,118	951,582	737,452	627,980	599,313
Depreciation and amortization	537,427	441,209	319,066	252,086	228,983
General and administrative	194,027	189,041	180,167	139,470	139,486
Impairment losses on development projects and costs of acquisitions not consummated	81,447	10,375	—	—	1,475
Total expenses	1,883,019	1,592,207	1,236,685	1,019,536	969,257
Operating income	814,032	818,309	672,415	639,974	613,796
Income (loss) applicable to Alexander’s	36,671	50,589	(14,530)	59,022	8,580
Income (loss) applicable to Toys ‘R’ Us	2,380	(14,337)	(47,520)	(40,496)	—
(Loss) income from partially owned entities	(195,878)	31,891	60,355	34,917	37,740
Interest and other investment (loss) income, net	(2,682)	226,425	255,391	164,941	203,775
Interest and debt expense	(586,358)	(569,386)	(394,571)	(281,825)	(233,750)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	39,493	76,073	39,042	19,775
Minority interest of partially owned entities	3,263	3,494	1,363	413	49
Income before income taxes	79,185	586,478	608,976	615,988	649,965
Income tax benefit (expense)	204,537	(9,179)	(491)	(2,315)	(1,258)
Income from continuing operations	283,722	577,299	608,485	613,673	648,707
Income from discontinued operations	170,532	64,446	32,203	59,805	101,409
Net income	454,254	641,745	640,688	673,478	750,116
Preferred unit distributions	(79,453)	(76,894)	(81,941)	(126,530)	(94,070)
Net income applicable to Class A units	$374,801	$564,851	$558,747	$546,948	$656,046

Income from continuing operations - basic	$1.22	$3.00	$3.35	$3.26	$3.86
Income from continuing operations - diluted	1.18	2.88	3.18	3.11	3.69
Income per Class A unit – basic	2.23	3.39	3.55	3.66	4.56
Income per Class A unit – diluted	2.17	3.25	3.37	3.49	4.36
Cash distributions per Class A unit	3.65	3.45	3.79	3.90	3.05

Balance Sheet Data:
Total assets	$21,418,210	$22,478,935	$17,954,281	$13,637,163	$11,580,517
Real estate, at cost	17,869,658	17,028,507	11,607,070	9,584,512	7,938,195
Accumulated depreciation	2,161,093	1,802,055	1,440,656	1,200,865	1,014,517
Debt	12,649,086	11,896,038	8,499,086	5,518,939	4,193,619
Partners’ capital (1)	5,664,485	5,423,031	4,915,346	4,628,650	4,061,045

_______________________

(1)	Prior periods have been restated. See Note 2. to the consolidated financial statements “Immaterial Restatement of Equity Presentation.”

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate office, retail and showroom properties (our “core” operations) with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia areas. In addition, we have a 32.7% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, a 32.5% interest in Alexander’s, Inc., which has seven properties in the greater New York metropolitan area, as well as interests in other real estate and related investments.

Our ultimate business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. The table below compares Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending December 31, 2008 (past performance is not necessarily indicative of future performance):

	Total Returns
	Vornado	RMS	SNL
One-year	(28.4%)	(38.0%)	(36.6%)
Three-years	(19.3%)	(29.9%)	(27.8%)
Five-years	36.1%	3.4%	7.1%
Ten-years	202.8%	100.2%	107.3%

We intend to achieve our ultimate business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component; and
•	Developing and redeveloping existing properties to increase returns and maximize value.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. See “Risk Factors” in Item 1A for additional information regarding these factors.

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession which has negatively affected all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may be affected by declining demand for office and retail space and tenant bankruptcies, which may result in lower average occupancy rates and effective rents, and a corresponding decrease in net income and cash flow. In addition, the value of our assets, including investments in joint ventures, marketable securities, and mezzanine loans may also decline, and may result in impairment charges and/or valuation allowances and a corresponding decrease in net income.

Overview - continued

Year Ended December 31, 2008 Financial Results Summary

Net income applicable to Class A units for the year ended December 31, 2008 was $374,801,000, or $2.17 per diluted Class A unit, versus $564,851,000, or $3.25 per diluted Class A unit, for the year ended December 31, 2007. Net income for the years ended December 31, 2008 and 2007 include $67,001,000 and $76,274,000, respectively, for our share of net gains on sale of real estate and certain other items that affect comparability, which are listed in the table below. The aggregate of these items and net gains on sale of real estate, increased net income applicable to Class A units for the years ended December 31, 2008 and 2007 by $27,232,000 and $177,200,000, or $0.16 and $1.02 per diluted Class A unit, respectively.

(Amounts in thousands)	For the Year Ended December 31,
Items that affect comparability (income) expense:	2008	2007
Reversal of deferred income taxes initially recorded in connection with the H Street acquisition	$(222,174)	$—
Net gain on sale of our 47.6% interest in Americold	(112,690)	—
Non-cash asset write-downs:
Investment in Lexington Realty Trust	107,882	—
Marketable equity securities	76,352	—
Real estate development projects:
Partially owned entities	96,037	—
Wholly owned entities	81,447	10,375
MPH mezzanine loan loss (reversal) accrual	(10,300)	57,000
Derivative positions in marketable equity securities, including securities owned in 2007	33,740	(136,593)
Purchase price accounting adjustments:
Toys	14,900	—
Beverly Connection	(4,100)	—
Net gain on extinguishment of debt and write-off of unamortized financing costs	(9,820)	7,562
Alexander’s – reversal of stock appreciation rights compensation expense	(6,583)	(14,280)
After-tax net gain on sale of residential condominiums	(5,361)	—
Net gain on disposition of our 13.8% interest in GMH	(2,038)	—
Other, net	8,575	5,387
	45,867	(70,549)
47.6% share of Americold’s FFO (Net losses of $1,076 and $4,342, respectively) – sold in March 2008	(6,098)	(24,693)
13.8% share of GMH’s FFO (Equity in net income of $6,463 in 2007) – sold in June 2008	—	(5,754)
Total items that affect comparability	$39,769	$(100,996)

During the year ended December 31, 2008, we did not recognize income on certain assets with an aggregate carrying amount of approximately $1.6 billion at December 31, 2008, because they were out of service for redevelopment, although we capitalized approximately $63,000,000 of interest costs in connection with the development of these assets. Assets under development include all or portions of: the Bergen Town Center, the Manhattan Mall, 220 20th Street, 1229-1231 25th Street (“West End 25”), 1999 K Street, and certain investments in partially owned entities.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2008 over the year ended December 31, 2007 is summarized below.

Year Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
December 31, 2008 vs. December 31, 2007	6.2%	4.5%	4.8%	(0.2%)

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Quarter Ended December 31, 2008 Financial Results Summary

Net loss applicable to Class A units for the quarter ended December 31, 2008 was $237,956,000, or $1.41 per diluted Class A unit, versus net income of $97,354,000, or $0.56 per diluted Class A unit, for the quarter ended December 31, 2007. Net loss for the quarter ended December 31, 2008 and net income for the quarter ended December 31, 2007 include $1,083,000 and $43,859,000, respectively, of net gains on sale of real estate and certain other items that affect comparability, which are listed in the table below. The aggregate of these items, increased net loss applicable to Class A units for the quarter ended December 31, 2008 by $282,716,000, or $1.68 per diluted Class A unit and increased net income applicable to Class A units for the quarter ended December 31, 2007 by $31,600,000, or $0.18 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended December 31,
Items that affect comparability (income) expense:	2008	2007
Non-cash asset write-downs:
Investment in Lexington Realty Trust	$100,707	$—
Marketable equity securities	55,471	—
Real estate development projects:
Partially owned entities	61,837	—
Wholly owned entities	73,438	1,568
MPH mezzanine loan loss accrual	—	57,000
Alexander’s – reversal of stock appreciation rights compensation expense	(14,188)	(5,289)
Net gain on extinguishment of debt	(9,820)	—
Derivative positions in marketable equity securities	7,928	(36,533)
Other, net	8,426	3,418
	283,799	20,164
47.6% share of Americold’s FFO (Net loss of $1,494 in the three months ended December 31, 2007) – sold in March 2008	—	(6,869)
13.8% share of GMH’s FFO (Equity in net income of $1,036 in the three months ended December 31, 2007) – sold in June 2008	—	(1,036)
Total items that affect comparability	$283,799	$12,259

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the quarter ended December 31, 2008 over the quarter ended December 31, 2007 and the trailing quarter ended September 30, 2008 are summarized below.

Quarter Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
December 31, 2008 vs. December 31, 2007	6.1%	5.8%	4.0%	(5.1%)
December 31, 2008 vs. September 30, 2008	5.8%	6.2%	0.6%	15.8%

Overview - continued

Significant Activity during 2008

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

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

Prior to October 28, 2008, we owned 8,149,592 limited partnership units of the Lexington Master Limited Partnership (“Lexington MLP”) which were exchangeable on a one-for-one basis into Lexington common shares, or a 7.7% limited partnership interest. On October 28, 2008, we acquired 8,000,000 common shares of Lexington for $5.60 per share, or $44,800,000. The purchase price consisted of $22,400,000 in cash and a $22,400,000 margin loan recourse only to the 8,000,000 shares acquired. In addition, we exchanged our existing limited partnership units in Lexington MLP for 8,149,592 Lexington common shares. As of December 31, 2008, we own 16,149,592 Lexington common shares, or approximately 17.2% of Lexington’s common equity. We account for our investment in Lexington on the equity method and record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2008 closing share price of $5.00, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington was $80,748,000, or $100,707,000 below the carrying amount on our consolidated balance sheet. We have concluded that our investment in Lexington is “other-than-temporarily” impaired and recorded a $100,707,000 non-cash impairment loss in the fourth quarter of 2008. Together with the impairment charge recorded in the nine months ended September 30, 2008, we recognized an aggregate of $107,882,000 of non-cash charges on our investment in Lexington during 2008. Our conclusions were based on the recent deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term. These charges are included as a component of “(loss) income from partially owned entities,” on our consolidated statement of income.

Marketable Securities

At December 31, 2008, we concluded that certain of our investments in marketable equity securities were “other-than-temporarily” impaired, based on the severity and duration of the declines in the market value (“fair value” pursuant to SFAS 157) of these securities and recognized non-cash impairment charges aggregating $55,471,000, based on December 31, 2008 closing share prices. Together with impairment charges recorded in the nine months ended September 30, 2008, we recognized an aggregate of $76,352,000 of non-cash impairment charges on these investments during 2008. Our conclusions were based on the recent deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term. These charges are included as a component of “interest and other investment (loss) income, net,” on our consolidated statement of income.

Real Estate Development Projects

During 2008, we recognized non-cash charges aggregating $96,037,000, for the write-off of our share of certain partially owned entities’ development costs, as these projects were either deferred or abandoned. These charges include $37,000,000 in the fourth quarter of 2008, for our 50% share of costs in connection with the redevelopment of the Filene’s property in Boston, Massachusetts and $23,000,000 in the first quarter of 2008, for our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project. These charges are included as a component of “(loss) income from partially owned entities,” on our consolidated statement of income.

During 2008, we also recognized non-cash charges aggregating $81,447,000, of which $73,438,000 was recognized in the fourth quarter of 2008, primarily related to residential condominium projects under development.

Overview – continued

MPH Mezzanine Loan

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. At December 31, 2007, we reduced the net carrying amount of the loans to $9,000,000 by recognizing a $57,000,000 non-cash charge in our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300,000, which resulted in the reduction of our valuation allowance from $57,000,000 to $46,700,000 and the recognition of $10,300,000 of non-cash income in our consolidated statement of income.

Dispositions

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment, for $220,000,000, in cash, which resulted in a net gain of $112,690,000, which is included as a component of “income from discontinued operations” on our consolidated statement of income.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000, in cash, which resulted in a net gain of $56,831,000, which is included as a component of “income from discontinued operations” on our consolidated statement of income.

Pursuant to the sale of GMH Communities L.P. (“GMH”) military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), in June 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000, which was recognized in the second quarter of 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” on our consolidated statement of income. The aggregate net income realized from inception of this investment in 2004 through its disposition was $77,000,000.

Financings

During 2008 we completed approximately $1.3 billion of property level financings and repaid approximately $241,000,000 of existing debt with a portion of the proceeds. In addition, we purchased $81,540,000 (aggregate face amount) of our 4.50% senior unsecured notes due August 15, 2009, for $80,408,000 in cash, resulting in a net gain on extinguishment of debt of $783,000. Vornado also purchased $10,200,000 and $17,300,000 (aggregate face amounts) of its 3.63% and 2.85% convertible senior debentures, respectively, for an aggregate of $18,080,000 in cash, resulting in a net gain on extinguishment of debt of $9,037,000.

The net proceeds we received from dispositions and financings above were used primarily for general corporate purposes. We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect to these capital markets transactions. We may also offer our partnership units in exchange for property and may repurchase or otherwise reacquire our partnership units or any other securities in the future.

Overview – continued

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

(Square feet in thousands)	New York	Washington, DC				Merchandise Mart
As of December 31, 2008:	Office		Office	Retail		Office	Showroom
Square feet (in service)	16,108		17,666	21,861		2,424	6,332
Number of properties	28		84	176		8	8
Occupancy rate	96.7%		95.0%	92.1%		96.5%	92.2%

Leasing Activity:
Year ended December 31, 2008:
Square feet	1,246	(2)	2,152	1,022		493	862
Initial rent (1)	$71.69		$38.52	$38.34		$27.50	$28.07
Weighted average lease term (years)	9.1		7.3	9.0		9.7	5.1
Rent per square foot – relet space:
Square feet	1,141		1,320	559		427	839
Initial Rent – cash basis (1)	$73.50		$36.04	$42.59		$28.02	$27.87
Prior escalated rent – cash basis	$48.69		$30.89	$28.46		$32.13	$28.33
Percentage increase (decrease):
Cash basis	51.0%	(3)	16.7%	49.6%	(3)	(12.8%)	(1.6%)
GAAP basis	48.4%	(3)	17.7%	18.1%	(3)	4.3%	10.2%
Rent per square foot – vacant space:
Square feet	105		832	463		66	23
Initial rent (1)	$52.10		$42.46	$33.19		$24.17	$36.51
Tenant improvements and leasing commissions:
Per square foot	$48.72		$15.75	$18.31		$37.23	$6.85
Per square foot per annum	$5.35		$2.16	$2.03		$3.84	$1.33
Percentage of initial rent	7.5%		5.6%	5.3%		14.0%	4.7%

Quarter ended December 31, 2008:
Square feet	232		296	221		270	206
Initial rent (1)	$70.39		$39.13	$61.77		$30.09	$27.06
Weighted average lease terms (years)	8.6		5.8	13.8		10.1	4.7
Rent per square foot – relet space:
Square feet	200		231	93		270	206
Initial Rent – cash basis (1)	$72.26		$38.92	$97.73		$30.09	$27.06
Prior escalated rent – cash basis	$48.67		$35.13	$34.87		$35.20	$27.67
Percentage increase (decrease):
Cash basis	48.5%	(3)	10.8%	180.3%	(3)	(14.5%)	(2.2%)
GAAP basis	18.4%	(3)	10.5%	10.5%	(3)	3.7%	8.2%
Rent per square foot – vacant space:
Square feet	33		65	128		—	—
Initial rent (1)	$58.90		$39.88	$35.31		$—	$—
Tenant improvements and leasing commissions:
Per square foot	$57.05		$12.52	$58.73		$24.99	$5.64
Per square foot per annum	$6.60		$2.16	$4.26		$2.48	$1.19
Percentage of initial rent	9.4%		5.5%	6.9%		8.2%	4.4%

____________________

See notes on following page

Overview – continued

(Square feet in thousands)	New York	Washington, DC				Merchandise Mart
As of December 31, 2007:	Office		Office	Retail		Office	Showroom
Square feet (in service)	15,994		17,483	21,710		2,358	6,139
Number of properties	28		81	175		8	8
Occupancy rate	97.6%		93.3%	94.2%		96.7%	93.7%

Leasing Activity:
Year ended December 31, 2007:
Square feet	1,445		2,512	857		329	1,510
Initial rent (1)	$73.74		$38.97	$39.38		$26.70	$26.70
Weighted average lease term (years)	9.5		6.6	8.9		10.3	5.6
Rent per square foot – relet space:
Square feet	1,347		1,764	361		327	1,381
Initial Rent (1)	$75.05		$33.89	$41.50		$26.75	$26.73
Prior escalated rent	$43.66		$31.90	$28.60		$28.25	$26.85
Percentage increase (decrease):
Cash basis	71.9	%(3)	6.2%	45.1	%(3)	(5.3%)	(0.4%)
GAAP basis	67.5	%(3)	7.1%	38.1	%(3)	13.2%	9.9%
Rent per square foot – vacant space:
Square feet	98		748	496		2	129
Initial rent (1)	$55.73		$50.96	$37.74		$19.50	$26.38
Tenant improvements and leasing commissions:
Per square foot	$48.90		$11.34	$9.86		$52.39	$13.33
Per square foot per annum	$5.17		$1.72	$1.11		$5.09	$2.38
Percentage of initial rent	7.0%		4.4%	2.8%		19.1%	8.9%

_______________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)

In addition, the New York Office segment leased 13,468 square feet of retail space during the year ended December 31, 2008 at an initial rent of $205.39, a 268% increase over the prior escalated rent per square foot.

(3)

Pursuant to SFAS 141, acquired below-market leases are marked-to-market at the time of their acquisition. Accordingly, when the space is subsequently re-leased, the cash basis rent increase is greater than the GAAP basis rent increase.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2008 and 2007, the carrying amounts of real estate, net of accumulated depreciation, were $15.709 billion and $15.226 billion, respectively. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions.

Our properties, including any related intangible assets, are individually reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

As of December 31, 2008 and 2007, the carrying amounts of identified intangible assets, a component of “other assets” on our consolidated balance sheets, were $525,950,000 and $563,359,000, respectively. In addition, the carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $719,822,000 and $814,098,000, respectively. If the intangible assets are deemed to be impaired, or the estimated useful lives of finite-life intangibles assets or liabilities change, the impact to our consolidated financial statements could be material.

Critical Accounting Policies – continued

Mezzanine Loans Receivable

We invest in mezzanine loans to entities which have significant real estate assets. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. We record investments in mezzanine loans at the stated principal amount net of any unamortized discount or premium. As of December 31, 2008 and 2007, the carrying amounts of “mezzanine loans receivable” were $472,539,000 and $492,339,000, respectively. We accrete or amortize any discounts or premiums over the life of the related receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, in determining whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. If our estimates of the collectibility of both interest and principal or the fair value of our loans change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2008 and 2007, the carrying amounts of investments and advances to partially owned entities, including Alexander’s and Toys “R” Us, were $1.083 billion and $1.505 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary. If our estimates of the projected future cash flows, the nature of development activities for properties for which such activities are planned, and the estimated fair value of the investment change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Allowance For Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($32,834,000 and $19,151,000 as of December 31, 2008 and 2007) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($5,773,000 and $3,076,000 as of December 31, 2008 and 2007). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•

Management, Leasing and Other Fees — income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Before we recognize revenue, we assess, among other things, its collectibility. If our assessment of the collectibility of revenue changes, the impact on our consolidated financial statements could be material.

Recently Issued Accounting Literature

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements primarily consist of (i) marketable securities, (ii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheets and (iii) Redeemable Class A units, held by third-parties. Financial assets and liabilities measured at fair value as of December 31, 2008 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy(1)
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$118,438	$118,438	$—	$—
Deferred compensation plan assets (included in other assets)	69,945	35,769	—	34,176
Interest rate caps (included in other assets)	25	—	25	—
Total Assets	$188,408	$154,207	$25	$34,176

Class A units	$882,740	$—	$882,740	$—

Deferred compensation plan liabilities	$69,945	$35,769	$—	$34,176

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

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the year ended December 31, 2008.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Losses	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the year ended December 31, 2008	$50,578	$(15,407)	$(995)	$34,176

Recently Issued Accounting Literature - continued

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, in part because acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

Recently Issued Accounting Literature - continued

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”), which is effective for us on January 1, 2009 and requires retrospective application. The adoption of this FSP will affect the accounting for our convertible debt due to Vornado and our exchangeable senior debentures and Series D-13 convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The adoption of the FSP on January 1, 2009 will result in the recognition of an aggregate unamortized debt discount of $139,937,000 (as of December 31, 2008) in our consolidated balance sheets and additional interest expense in our consolidated statements of income. Our current estimate of the incremental interest expense for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,779
2006	6,736
2007	31,323
2008	40,387
2009	41,532
2010	44,013
2011	45,097
2012	9,133

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

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2008, 2007 and 2006.

(Amounts in thousands)	For the Year Ended December 31, 2008
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$2,024,075	$722,445	$509,377	$349,763	$245,400	$—	$197,090
Straight-line rents:
Contractual rent increases	58,159	28,023	6,764	16,622	5,954	—	796
Amortization of free rent	32,901	14,743	10,778	4,156	2,703	—	521
Amortization of acquired below- market leases, net	96,176	60,355	4,423	26,765	161	—	4,472
Total rentals	2,211,311	825,566	531,342	397,306	254,218	—	202,879
Tenant expense reimbursements	358,437	135,788	61,523	128,496	18,567	—	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	—	—	—	—	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	—	(3,976)
Lease termination fees	8,634	3,088	2,635	2,281	630	—	—
Other	48,856	15,699	22,360	2,603	7,059	—	1,135
Total revenues	2,697,051	1,058,385	626,800	532,359	280,823	—	198,684
Operating expenses	1,070,118	439,012	220,139	201,397	137,971	—	71,599
Depreciation and amortization	537,427	190,925	137,255	92,353	51,833	—	65,061
General and administrative	194,027	20,217	26,548	29,866	29,254	—	88,142
Impairment losses on development projects and costs of acquisitions not consummated	81,447	—	—	595	—	—	80,852
Total expenses	1,883,019	650,154	383,942	324,211	219,058	—	305,654
Operating income (loss)	814,032	408,231	242,858	208,148	61,765	—	(106,970)
Income applicable to Alexander’s	36,671	763	—	650	—	—	35,258
Income applicable to Toys	2,380	—	—	—	—	2,380	—
(Loss) income from partially owned entities	(195,878)	5,319	6,173	9,721	1,106	—	(218,197)
Interest and other investment income, net	(2,682)	2,288	2,116	494	356	—	(7,936)
Interest and debt expense	(586,358)	(139,146)	(126,508)	(86,787)	(52,148)	—	(181,769)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	—	—	—	—	—	7,757
Minority interest of partially owned entities	3,263	(4,762)	—	157	(125)	—	7,993
Income (loss) before income taxes	79,185	272,693	124,639	132,383	10,954	2,380	(463,864)
Income tax benefit (expense)	204,537	—	220,973	(82)	(1,206)	—	(15,148)
Income (loss) from continuing operations	283,722	272,693	345,612	132,301	9,748	2,380	(479,012)
Income (loss) from discontinued operations	170,532	—	59,068	(448)	—	—	111,912
Net income (loss)	454,254	272,693	404,680	131,853	9,748	2,380	(367,100)
Interest and debt expense (3)	782,394	132,406	130,310	102,600	53,072	147,812	216,194
Depreciation and amortization (3)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax expense (benefit) (3)	(142,415)	—	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,804,759	$586,798	$458,014	$332,773	$116,437	$346,478	$(35,741)
Percentage of EBITDA by segment	100.0%	32.5%	25.4%	18.4%	6.5%	19.2%	(2.0)%

Excluding items that affect comparability, which are described in the “Overview,” the percentages of EBITDA by segment are 29.6% for New York Office, 20.0% for Washington, DC Office, 16.8% for Retail, 5.9% for Merchandise Mart, 17.4% for Toys and 10.3% for Other.

_____________________

See notes on page 79.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2008, 2007 and 2006 – continued

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$1,816,698	$640,739	$455,416	$328,911	$237,199	$—	$154,433
Straight-line rents:
Contractual rent increases	42,431	13,281	11,856	12,257	4,193	—	844
Amortization of free rent	34,602	15,935	14,115	1,138	1,836	—	1,578
Amortization of acquired below- market leases, net	83,292	47,861	4,615	25,960	193	—	4,663
Total rentals	1,977,023	717,816	486,002	368,266	243,421	—	161,518
Tenant expense reimbursements	323,544	125,940	45,138	120,756	19,570	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	(3,531)
Lease termination fees	7,453	3,500	453	2,823	677	—	—
Other	40,545	16,239	16,299	2,257	6,997	—	(1,247)
Total revenues	2,410,516	927,260	560,431	495,872	270,672	—	156,281
Operating expenses	951,582	395,357	183,776	172,557	131,332	—	68,560
Depreciation and amortization	441,209	150,268	117,496	78,286	47,105	—	48,054
General and administrative	189,041	17,252	27,629	27,476	28,168	—	88,516
Costs of acquisitions not consummated	10,375	—	—	—	—	—	10,375
Total expenses	1,592,207	562,877	328,901	278,319	206,605	—	215,505
Operating income (loss)	818,309	364,383	231,530	217,553	64,067	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	(14,337)	—
Income from partially owned entities	31,891	4,799	8,728	9,041	1,053	—	8,270
Interest and other investment income, net	226,425	2,888	5,982	534	390	—	216,631
Interest and debt expense	(569,386)	(133,804)	(126,163)	(78,234)	(52,237)	—	(178,948)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	39,493
Minority interest of partially owned entities	3,494	(3,583)	—	96	—	—	6,981
Income (loss) before income taxes	586,478	235,440	120,077	149,802	13,273	(14,337)	82,223
Income tax expense	(9,179)	—	(2,909)	(185)	(969)	—	(5,116)
Income (loss) from continuing operations	577,299	235,440	117,168	149,617	12,304	(14,337)	77,107
Income (loss) from discontinued operations	64,446	—	62,481	6,397	—	—	(4,432)
Net income (loss)	641,745	235,440	179,649	156,014	12,304	(14,337)	72,675
Interest and debt expense (3)	823,030	131,418	131,013	89,537	53,098	174,401	243,563
Depreciation and amortization (3)	676,660	147,340	132,302	82,002	47,711	155,800	111,505
Income tax expense (benefit) (3)	4,234	—	6,738	185	969	(10,898)	7,240
EBITDA(1)	$2,145,669	$514,198	$449,702	$327,738	$114,082	$304,966	$434,983
Percentage of EBITDA by segment	100.0%	24.0%	21.0%	15.3%	5.3%	14.2%	20.2%

Excluding items that affect comparability, which are described in the “Overview,” the percentages of EBITDA by segment are 26.9% for New York Office, 20.1% for Washington, DC Office, 16.9% for Retail, 6.0% for Merchandise Mart, 15.8% for Toys and 14.3% for Other.

___________________

See notes on page 79.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2008, 2007 and 2006 – continued

(Amounts in thousands)	For the Year Ended December 31, 2006
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$1,458,201	$487,421	$394,997	$264,727	$224,341	$—	$86,715
Straight-line rents:
Contractual rent increases	31,947	4,431	13,632	7,908	6,142	—	(166)
Amortization of free rent	31,103	7,245	16,155	5,080	2,623	—	—
Amortization of acquired below- market leases, net	23,490	976	4,178	15,513	43	—	2,780
Total rentals	1,544,741	500,073	428,962	293,228	233,149	—	89,329
Tenant expense reimbursements	260,772	102,488	34,618	101,737	17,810	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—
Other	30,190	12,307	11,247	1,588	4,963	—	85
Total revenues	1,909,100	683,484	485,268	398,387	256,966	—	84,995
Operating expenses	737,452	301,583	152,121	130,520	103,644	—	49,584
Depreciation and amortization	319,066	98,474	106,592	50,806	42,132	—	21,062
General and administrative	180,167	16,942	34,074	21,683	26,572	—	80,896
Total expenses	1,236,685	416,999	292,787	203,009	172,348	—	151,542
Operating income (loss)	672,415	266,485	192,481	195,378	84,618	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	(47,520)	—
Income from partially owned entities	60,355	3,844	13,302	5,950	1,076	—	36,183
Interest and other investment income, net	255,391	913	1,782	812	275	—	251,609
Interest and debt expense	(394,571)	(84,134)	(97,972)	(79,202)	(28,672)	—	(104,591)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	76,073
Minority interest of partially owned entities	1,363	—	—	84	5	—	1,274
Income (loss) before income taxes	608,976	187,880	109,593	123,738	57,302	(47,520)	177,983
Income tax (expense) benefit	(491)	—	(1,066)	—	575	—	—
Income (loss) from continuing operations	608,485	187,880	108,527	123,738	57,877	(47,520)	177,983
Income (loss) from discontinued operations	32,203	—	25,714	9,206	5,682	—	(8,399)
Net income (loss)	640,688	187,880	134,241	132,944	63,559	(47,520)	169,584
Interest and debt expense (3)	692,496	86,861	107,477	89,748	29,551	196,259	182,600
Depreciation and amortization (3)	542,515	101,976	125,674	56,168	42,717	137,176	78,804
Income tax (benefit) expense (3)	(11,848)	—	8,976	—	(575)	(22,628)	2,379
EBITDA(1)	$1,863,851	$376,717	$376,368	$278,860	$135,252	$263,287	$433,367
Percentage of EBITDA by segment	100.0%	20.2%	20.2%	15.0%	7.3%	14.1%	23.2%

Excluding items that affect comparability, the percentages of EBITDA by segment are 23.9% for New York Office, 22.4% for Washington, DC Office, 17.1% for Retail, 8.2% for Merchandise Mart, 16.6% for Toys and 11.8% for Other.

_________________________

See notes on the following page.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2008, 2007 and 2006 – continued

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

(2)

As of January 1, 2008, we transferred the operations and financial results related to 409 3rd Street, NW (Washington Office Center) from the Merchandise Mart segment to the Washington, DC Office segment for both the current and prior periods presented.

(3)	Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(4)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007	2006
Alexander’s	$64,683	$78,375	$14,130
555 California Street (acquired 70% interest in May 2007)	48,316	34,073	—
Hotel Pennsylvania	42,269	37,941	27,495
Lexington	35,150	24,539	51,737
GMH (sold in June 2008)	—	22,604	10,737
Industrial warehouses	5,264	4,881	5,582
Other investments	6,321	7,322	13,253
	202,003	209,735	122,934
Non-cash asset write-downs:
Investment in Lexington	(107,882)	—	—
Marketable equity securities	(76,352)	—	—
Real estate development projects:
Partially owned entities	(96,037)	—	—
Wholly owned entities (including costs of acquisitions not consummated)	(80,852)	(10,375)	—
MPH mezzanine loan loss reversal (accrual)	10,300	(57,000)	—
Derivative positions in marketable equity securities	(33,740)	113,503	111,107
Corporate general and administrative expenses	(77,763)	(76,799)	(76,071)
Investment income and other, net	95,315	188,258	209,106
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	129,267	67,661	66,291
	$(35,741)	$434,983	$433,367

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below–market leases, net of above market leases, and fee income, were $2,697,051,000 for the year ended December 31, 2008, compared to $2,410,516,000 in the prior year, an increase of $286,535,000. Below are the details of the increase by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office	Washington, DC Office		Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$46,780	$46,780	$—		$—	$—		$—
555 California Street	37,301	—	—		—	—		37,301
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	19,330	—	19,330		—	—		—
Other	25,788	—	780		16,838	8,170		—
Development/Redevelopment	(8,065)	—	(2,703)		(4,688)	—		(674)
Amortization of acquired below- market leases, net	12,884	12,494	(192)		805	(32)		(191)
Leasing activity (see page 68)	91,016	48,476	28,125		16,085	549		(2,219)
Hotel Pennsylvania	7,144	—	—		—	—		7,144
Trade shows	2,110	—	—		—	2,110		—
Total increase in property rentals	234,288	107,750	45,340		29,040	10,797		41,361

Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	12,613	6,041	2,558		2,165	—		1,849
Operations	22,280	3,807 (1)	13,827		5,575	(1,003	)(2)	74
Total increase (decrease) in tenant expense reimbursements	34,893	9,848	16,385		7,740	(1,003)		1,923
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	1,181	(412)	2,182		(542)	(47)		—
Management and leasing fees	(2,316)	1,483	(3,599	)(3)	(97)	342		(445)
BMS Cleaning fees	10,178	12,996	—		—	—		(2,818	)(4)
Other	8,311	(540)	6,061		346	62		2,382
Total increase (decrease) in fee and other income	17,354	13,527	4,644		(293)	357		(881)
Total increase in revenues	$286,535	$131,125	$66,369		$36,487	$10,151		$42,403

____________________________

(1)	Primarily due to a decrease in real estate tax reimbursements resulting from lower tax assessments and new tenant base years.

(2)	Primarily from lower real estate tax reimbursements resulting from a reassessment of 2006 real estate taxes in 2007.

(3)	Primarily from leasing fees recognized in the prior year in connection with the management of a development project.

(4)	Results from the elimination of inter-company fees from operating segments upon consolidation. See note 4 on page 81.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses and costs of acquisitions and developments not consummated were $1,883,019,000 for the year ended December 31, 2008, compared to $1,592,207,000 in the prior year, an increase of $290,812,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail		Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$19,148	$19,148		$—	$—		$—		$—
555 California Street	17,442	—		—	—		—		17,442
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	8,300	—		8,300	—		—		—
Other	14,455	—		1,410	6,190		6,855		—
Development/Redevelopment	145	—		(731)	2,186		—		(1,310)
Operations	59,624	24,507	(1)	27,384	20,464	(2)	2,744	(3)	(15,475	) (4)
Hotel Pennsylvania	2,382	—		—	—		—		2,382
Trade shows activity	(2,960)	—		—	—		(2,960)		—
Total increase in operating expenses	118,536	43,655		36,363	28,840		6,639		3,039

Depreciation and amortization:
Increase due to:
Acquisitions/Development	46,620	23,618		7,006	4,248		—		11,748
Operations (due to additions to buildings and improvements)	49,598	17,039		12,753	9,819		4,728		5,259
Total increase in depreciation and amortization	96,218	40,657		19,759	14,067		4,728		17,007

General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	7,349	—		(17)	1,948		—		5,418
Operations	(2,363)	2,965		(1,064)	442		1,086		(5,792	)(5)
Total increase (decrease) in general and administrative	4,986	2,965		(1,081)	2,390		1,086		(374)
Impairment losses on development projects and cost of acquisitions not consummated	71,072	—		—	595		—		70,477
Total increase in expenses	$290,812	$87,277		$55,041	$45,892		$12,453		$90,149

_________________________

(1)	Results from an $11,715 increase in BMS operating expenses and a $12,792 increase in property level operating expenses.

(2)

Includes $6,990 of write-offs for receivables arising from the straight-lining of rents and $2,492 of bad debt expense, all relating to tenants that filed for bankruptcy. Of these amounts, $3,931 and $1,203, respectively, relate to Circuit City.

(3)	Primarily due to higher bad debt expense, partially offset by lower real estate taxes.

(4)	Results primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(5)

Primarily due to a $15,344 reduction in the deferred compensation plan liability (for which there is a corresponding reduction in “interest and other investment (loss) income, net” from the mark-to-market of deferred compensation plan assets), partially offset by a $4,600 pension termination cost, higher compensation expense and professional fees.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Income Applicable to Alexander’s

Our 32.5% share of income applicable to Alexander’s (comprised of our share of Alexander’s net income, management, leasing and development fees) was $36,671,000 for the year ended December 31, 2008, compared to $50,589,000 for the prior year, a decrease of $13,918,000. The decrease was primarily due to $6,583,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense, compared to $14,280,000 in the prior year.

Income (loss) Applicable to Toys

Our 32.7% share of Toys’ financial results (comprised of our share of Toys’ net income, interest income on loans receivable, and management fees) for the years ended December 31, 2008 and December 31, 2007 are for Toys fiscal periods from November 4, 2007 to November 1, 2008 and October 29, 2006 to November 3, 2007, respectively. In the year ended December 31, 2008, our income applicable to Toys was $2,380,000, or $62,032,000 before our share of Toys’ income tax expense, compared to a loss of $14,337,000 or $25,235,000 before our share of Toys’ income tax benefit in the prior year.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the years ended December 31, 2008 and 2007.

(Amounts in thousands)	For The Year Ended December 31,
Equity in Net (Loss) Income:	2008		2007
Lexington	$(105,630	)(1)	$2,211
Beverly Connection (2):
50% share of equity in net loss	(8,706	)(3)	(7,031)
Interest and fee income	14,450		12,141
	5,744		5,110
India real estate ventures – 4% to 50% share of equity in net loss	(3,336)		—
GMH Communities L.P. – 13.8% share of equity in net income	—	(4)	6,463
H Street partially owned entities – 50% share of equity in net income	—	(5)	5,923	(5)
Other	(92,656	)(6)	12,184
	$(195,878)		$31,891

________________________

(1)	Includes $107,882 of non-cash impairment charges. See “Overview” on page 66 for details.

(2)

As of November 13, 2008, our joint venture partner’s failure to contribute its pro rata share of required capital resulted in our ability under the joint venture agreement to assert unilateral control over major business decisions and accordingly, we began to consolidate our investment pursuant to Accounting Research Bulletin 51, Consolidated Financial Statements.

(3)

Includes $4,100 for the reversal of a non-cash charge recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of Accounting Principles Board Opinion 18, The Equity Method of Accounting For Investments In Common Stock, should have been eliminated in the determination of our share of the earnings of the venture. In addition, in accordance with EITF 99-10, during the quarter ended September 30, 2008 our partner’s capital account was reduced to zero and, accordingly, we recognized $1,528 of additional net loss for the portion that related to our partner’s pro rata share of the venture’s net loss.

(4)	In June 2008, we sold our interest in GMH Communities L.P.

(5)

As of April 30, 2007, our H Street subsidiary, acquired the remaining 50% interest in these entities and began to consolidate this investment into our consolidated financial statements and no longer account for it under the equity method.

(6)	Includes non-cash asset write-downs aggregating $96,037,000. See “Overview” on page 66 for details.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of market-to-market of derivative positions, interest income on mezzanine loans receivable, other interest and dividend income and impairment charges on marketable securities) was ($2,682,000) for the year ended December 31, 2008, compared to $226,425,000 for the year ended December 31, 2007, a decrease of $229,107,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $33,740 in 2008 compared to a net gain of $113,503 in 2007	$(147,243)
Marketable equity securities - impairment losses	(76,352)
MPH mezzanine loan – income of $10,300 from the reversal of a portion of the 2007 loan loss accrual in 2008, compared to a $57,000 loan loss accrual in 2007	67,300
Decrease in interest income as a result of lower average yields on investments (2.3% in the current year compared to 5.0% in the prior year)	(28,250)
Decrease in interest income on mezzanine loans as a result of lower average investments ($480,558 in the current year compared to $611,943 in the prior year)	(20,522)
Decrease in income on investments in our deferred compensation plan	(15,344)
Other, net	(8,696)
$(229,107)

Interest and Debt Expense

Interest and debt expense was $586,358,000 for the year ended December 31, 2008, compared to $569,386,000 in the year ended December 31, 2007, an increase of $16,972,000. This increase was primarily due to an $812 million increase in average outstanding debt from property financings and refinancings, partially offset by a $9,820,000 net gain on early extinguishment of debt.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $7,757,000 in the year ended December 31, 2008, compared to $39,493,000 in the year ended December 31, 2007. The year ended December 31, 2008 includes a $3,691,000 pre-tax gain on sale of residential condominiums, a $2,038,000 net gain on disposition of our 13.8% interest in GMH and $2,028,000 for net gains on sale of marketable securities. The $39,493,000 net gain in the year ended December 31, 2007 represents net gains on sale of marketable securities, including $23,090,000 from the sale of McDonald’s common shares.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $3,263,000 for the year ended December 31, 2008, compared to income of $3,494,000 in the prior year, a change of $231,000. Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, the Springfield Mall, and the Wasserman ventures.

Income Tax Expense

In the year ended December 31, 2008, we had an income tax benefit of $204,537,000, compared to an expense of $9,179,000 in the prior year, a decrease of $213,716,000. The decrease results primarily from a $222,174,000 reversal of deferred taxes recorded in connection with the acquisition of H Street. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, we reversed the deferred tax liabilities and recognized an income tax benefit of $222,174,000 in our consolidated statement of income.

Discontinued Operations

The combined results of discontinued operations for the years ended December 31, 2008 and 2007 include the operating results of Americold, which was sold on March 31, 2008; Tysons Dulles Plaza, which was sold on June 10, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007
Total revenues	$222,361	$865,584
Total expenses	222,042	866,119
Net income (loss)	319	(535)
Net gain on sale of Americold	112,690	—
Net gain on sale of Tysons Dulles Plaza	56,831	—
Net gain on sale of Arlington Plaza	—	33,890
Net gain on sale of Crystal Mall Two	—	19,893
Net gains on sale of other real estate	692	11,198
Income from discontinued operations	$170,532	$64,446

Preferred Unit Distributions

Preferred unit distributions were $79,453,000 for the year ended December 31, 2008, compared to $76,894,000 for the year ended December 31, 2007, an increase of $2,559,000.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

EBITDA

Below are the details of the changes in EBITDA by segment.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Year ended December 31, 2007	$2,145,669	$514,198	$449,702	$327,738	$114,082	$304,966	$434,983
2008 Operations: Same store operations(1)		32,652	17,287	14,158	(268)
Acquisitions, dispositions and non-same store income and expenses		39,948	(8,975)	(9,123)	2,623
Year ended December 31, 2008	$1,804,759	$586,798	$458,014	$332,773	$116,437	$346,478	$(35,741)
% increase (decrease) in same store operations		6.2%	4.5%	4.8%	(0.2)%

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

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,410,516,000 for the year ended December 31, 2007, compared to $1,909,100,000 in the prior year, an increase of $501,416,000. Below are the details of the increase by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$60,438	$60,438		$—	$—	$—	$—
555 California Street	55,764	—		—	—	—	55,764
Manhattan Mall	51,492	34,716		—	16,776	—	—
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	40,965	—		40,965	—	—	—
350 Park Avenue	30,382	30,382		—	—	—	—
Former Toys “R” Us stores	15,872	—		—	15,872	—	—
Bruckner Plaza	7,487	—		—	7,487	—	—
1540 Broadway	3,619	407		—	3,212	—	—
Other	27,482	—		2,554	14,184	10,744	—
Development/Redevelopment:
2101 L Street – out of service	(3,336)	—		(3,336)	—	—	—
Bergen Town Ctr – portion out of service	(190)	—		—	(190)	—	—
Springfield Mall – portion out of service	(301)	—		—	(301)	—	—
Other	(4,208)	—		—	(619)	—	(3,589)
Amortization of acquired below market leases, net	59,802	46,885		437	10,447	150	1,883
Leasing activity (see page 68)	72,439	44,915		16,420	8,170	(1,159)	4,093
Hotel Pennsylvania	14,038	—		—	—	—	14,038
Trade shows	537	—		—	—	537	—
Total increase in property rentals	432,282	217,743		57,040	75,038	10,272	72,189

Tenant expense reimbursements:
Increase due to:
Acquisitions/development	44,406	22,745		3,314	10,626	—	7,721
Operations	18,366	707		7,206	8,393	1,760	300
Total increase in tenant expense reimbursements	62,772	23,452		10,520	19,019	1,760	8,021
Fee and other income:
(Decrease) increase in:
Lease cancellation fee income	(21,909)	(21,688	)(1)	(2,345)	2,452	(328)	—
Management and leasing fees	5,457	3,817		4,896	307	(32)	(3,531	) (2)
BMS Cleaning fees	12,459	16,520		—	—	—	(4,061	) (2)
Other	10,355	3,932		5,052	669	2,034	(1,332	) (2)
Total increase (decrease) in fee and other income	6,362	2,581		7,603	3,428	1,674	(8,924)
Total increase in revenues	$501,416	$243,776		$75,163	$97,485	$13,706	$71,286

____________________________

(1)	Primarily due to lease termination fee income received from MONY Life Insurance Company in 2006 in connection with the termination of their 289,000 square foot lease at 1740 Broadway.

(2)	Results from the elimination of inter-company fees from operating segments upon consolidation. See note 3 on page 88.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,592,207,000 for the year ended December 31, 2007, compared to $1,236,685,000 in the prior year, an increase of $355,522,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office		Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$32,059	$32,059		$—		$—	$—		$—
555 California Street	24,946	—		—		—	—		24,946
Manhattan Mall	23,279	13,108		—		10,171	—		—
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	18,119	—		18,119		—			—
350 Park Avenue	15,618	15,618		—		—	—		—
Former Toys “R” Us stores	12,241	—		—		12,241	—		—
Bruckner Plaza	3,066	—		—		3,066	—		—
1540 Broadway	2,228	667		—		1,561	—		—
Other	21,980	—		1,635		7,429	12,916		—
Development/Redevelopment:
2101 L Street – out of service	(2,177)	—		(2,177)		—	—		—
Bergen Town Ctr – portion out of service	(917)	—		—		(917)	—		—
Springfield Mall – portion out of service	(782)	—		—		(782)	—		—
Other	(1,332)	—		—		234	—		(1,566)
Operations	60,163	32,322	(1)	14,078		9,034	12,990	(2)	(8,261	)(3)
Hotel Pennsylvania	3,857	—		—		—	—		3,857
Trade shows activity	1,782	—		—		—	1,782		—
Total increase in operating expenses	214,130	93,774		31,655		42,037	27,688		18,976

Depreciation and amortization:
Increase due to:
Acquisitions/Development	103,366	50,483		8,032		22,629	—		22,222
Operations (due to additions to buildings and improvements)	18,777	1,311		2,872		4,851	4,973		4,770
Total increase in depreciation and amortization	122,143	51,794		10,904		27,480	4,973		26,992

General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	6,309	1,208		(7,757	) (4)	4,512	—		8,346	(5)
Operations	2,565	(898)		1,312		1,281	1,596		(726	)(6)
Total increase (decrease) in general and administrative	8,874	310		(6,445)		5,793	1,596		7,620
Cost of acquisitions not consummated	10,375	—		—		—	—		10,375
Total increase in expenses	$355,522	$145,878		$36,114		$75,310	$34,257		$63,963

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

(2)

Primarily from (i) a $6,940 increase in property level operating costs, (ii) $2,000 due to a reassessment of 2006 real estate taxes in 2007 and (iii) a $4,050 reversal of a reserve for bad debts in 2006.

(3)	Represents the elimination of inter-company fees from operating segments upon consolidation. See note 2 on page 86.

(4)	H Street litigation costs in 2006.

(5)

Primarily from (i) $4,835 of administrative and organization expenses of the India Property Fund, in which we were a 50.6% partner as of December 31, 2007 (because we consolidated the India Property Fund during 2007, the minority share of these expenses is included in minority interest on our consolidated statement of income), and (ii) $1,880 of general and administrative expenses of 555 California Street from the date of acquisition.

(6)

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

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the years ended December 31, 2007 and 2006.

Equity in Net Income (Loss): (Amounts in thousands)	For The Year Ended December 31,
	2007	2006
H Street non-consolidated subsidiaries:
50% share of equity in income (1)	$5,923	$11,074

Beverly Connection:
50% share of equity in net loss	(7,031)	(8,567)
Interest and fee income	12,141	10,837
	5,110	2,270
GMH Communities L.P: (2)
13.8% share in 2007 and 13.5% in 2006 of equity in net income (loss)	6,463	(1,013)

Lexington MLP: (3)
7.5% in 2007 and 15.8% in 2006 share of equity in net income	2,211	34,459

Other (4)	12,184	13,565
	$31,891	$60,355

__________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and began to consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method. Prior to the quarter ended June 30, 2006 these corporations were contesting our acquisition of H Street and impeded our access to their financial information. Accordingly, we were unable to record our pro rata share of their earnings. 2006 includes $3,890 for our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(2)

We recorded our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we filed our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT filed its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Accordingly, “equity in net income or loss from partially owned entities” for the year ended December 31, 2006 includes a net loss of $1,013, which consists of (i) a $94 net loss representing our share of GMH’s 2005 fourth quarter results, including adjustments to restate its first three quarters of 2005 and (ii) a net loss of $919 for our share of GMH’s earnings through September 30, 2006.

(3)

On January 1, 2007, we began recording our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the year ended December 31, 2007 includes our share of Lexington MLP’s net income or loss for the nine month period from January 1, 2007 through September 30, 2007.

The decrease in our share of earnings from the prior year is primarily due to (i) 2007 including our share of Lexington MLP’s first, second and third quarter results (lag basis) compared to 2006 including our share of Newkirk MLP’s full year results, (ii) higher depreciation expense and amortization of above market lease intangibles in the current year as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006, (iii) $10,842 for our share of net gains on sale of real estate in 2006 and (iv) a $10,362 net gain recognized in 2006 as a result of the acquisition of Newkirk by Lexington.

(4)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Interest and Other Investment Income

Interest and other investment income (interest income on mezzanine loans receivable, other interest income and dividend income) was $226,425,000 for the year ended December 31, 2007, compared to $255,391,000 in the year ended December 31, 2006, a decrease of $28,966,000. This decrease resulted primarily from the following:

(Amounts in thousands)
Decrease (increase) due to:
Mezzanine loan loss accrual in 2007	$57,000
Higher average cash balances and marketable securities ($1,210,000 in 2007 compared to $526,000 in 2006)	(51,939)
McDonalds derivative – net gain of $108,866 in 2007 compared to $138,815 in 2006	29,949
Sears Holding derivative – net gain of $18,611 in 2006	18,611
GMH warrants derivative – net loss of $16,370 in 2006	(16,370)
Higher average mezzanine loans receivable ($612,000 in 2007 compared to $488,500 in 2006)	(8,747)
Other derivatives – net gain of $4,682 in 2007 compared to $12,153 in 2006	7,471
Other, net	(7,009)
Total decrease in interest and other investment income	$28,966

Interest and Debt Expense

Interest and debt expense was $569,386,000 for the year ended December 31, 2007, compared to $394,571,000 in the year ended December 31, 2006, an increase of $174,815,000. This increase was primarily due to (i) $80,255,000 from approximately $1.713 billion of mortgage financings and refinancings on our existing property portfolio during 2007 and 2006, (ii) $67,780,000 from a $1.754 billion of mortgage debt resulting from property acquisitions, (iii) $70,432,000 from senior unsecured financings, including $1.0 billion issued in November 2006 and $1.4 billion issued in March 2007, partially offset by, (iv) an increase of $28,240,000 in the amount of capitalized interest relating to a larger amount of assets under development in 2007, (v) $19,344,000 less interest in 2007 from the redemption of $500,000,000 of senior unsecured notes in May 2007, and (vi) $3,582,000 of expense in 2006 from early extinguishments of debt.

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

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $3,494,000 for the year ended December 31, 2007, compared to income of $1,363,000 in the prior year, a change of $2,131,000. Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, India Property Fund, 220 Central Park South, Wasserman and the Springfield Mall.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Income Tax Expense

Income tax expense was $9,179,000 for the year ended December 31, 2007, compared to $491,000 for the prior year, an increase of $8,688,000. This increase results primarily from (i) the consolidation of two H Street corporations beginning on April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% investment on the equity method) and (ii) $4,622,000 of Federal withholding tax on dividends paid to foreign corporations in connection with 1290 Avenue of the Americas and 555 California Street, which we acquired in May 2007.

Discontinued Operations

The combined results of discontinued operations for the years ended December 31, 2007 and 2006 include the operating results of Americold; Tysons Dulles Plaza; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; Arlington Plaza, which was sold on October 17, 2007; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	December 31,
	2007	2006
Total revenues	$865,584	$813,665
Total expenses	866,119	815,231
Net loss	(535)	(1,566)
Net gain on sale of Arlington Plaza	33,890	—
Net gain on sale of Crystal Mall Two	19,893	—
Net gain on sale of 1919 South Eads Street	—	17,609
Net gains on sale of other real estate	11,198	16,160
Income from discontinued operations	$64,446	$32,203

Preferred Unit Distributions

Preferred unit distributions were $76,894,000 for the year ended December 31, 2007, compared to $81,941,000 for the prior year, a decrease of $5,047,000. This decrease resulted primarily from preferred unit redemptions in 2006 and the write-off of related issuance costs.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

EBITDA

Below are the details of the changes in EBITDA by segment.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Year ended December 31, 2006	$1,863,851	$376,717	$376,368	$278,860	$135,252	$263,287	$433,367
2007 Operations: Same store operations(1)		35,279	14,092	8,583	(3,956)
Acquisitions, dispositions and non-same store income and expenses		102,202	59,242	40,295	(17,214)
Year ended December 31, 2007	$2,145,669	$514,198	$449,702	$327,738	$114,082	$304,966	$434,983
% increase (decrease) in same store operations		9.6%	4.2%	3.4%	(2.5)%

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

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2008 and December 31, 2007

(Amounts in thousands)	For the Three Months Ended December 31, 2008
	Total	New York Office	Washington, DC Office(2)	Retail	Merchandise Mart(2)	Toys	Other (3)
Property rentals	$520,150	$183,191	$131,510	$89,484	$65,794	$—	$50,171
Straight-line rents:
Contractual rent increases	12,435	7,163	(97)	3,755	1,423	—	191
Amortization of free rent	15,441	6,637	5,019	3,837	41	—	(93)
Amortization of acquired below- market leases, net	22,521	14,807	1,118	6,749	77	—	(230)
Total rentals	570,547	211,798	137,550	103,825	67,335	—	50,039
Tenant expense reimbursements	88,467	32,558	16,874	30,245	3,852	—	4,938
Fee and other income:
Tenant cleaning fees	14,985	18,418	—	—	—	—	(3,433)
Management and leasing fees	3,071	1,376	1,957	699	43	—	(1,004)
Lease termination fees	4,165	1,038	1,598	1,254	275	—	—
Other	15,024	3,823	7,558	587	1,310	—	1,746
Total revenues	696,259	269,011	165,537	136,610	72,815	—	52,286
Operating expenses	276,207	105,167	58,919	56,749	35,224	—	20,148
Depreciation and amortization	139,164	47,376	32,356	28,757	13,509	—	17,166
General and administrative	44,862	5,311	7,724	6,761	7,333	—	17,733
Impairment losses on development projects and costs of acquisitions not consummated	73,438	—	—	595	—	—	72,843
Total expenses	533,671	157,854	98,999	92,862	56,066	—	127,890
Operating income (loss)	162,588	111,157	66,538	43,748	16,749	—	(75,604)
Income applicable to Alexander’s	20,267	195	—	121	—	—	19,951
Loss applicable to Toys “R” Us	(39,130)	—	—	—	—	(39,130)	—
(Loss) income from partially owned entities	(166,711)	1,476	1,625	(168)	128	—	(169,772)
Interest and other investment (loss) income, net	(50,217)	323	379	72	135	—	(51,126)
Interest and debt expense	(139,824)	(35,114)	(32,423)	(22,806)	(12,958)	—	(36,523)
Net loss on disposition of wholly owned and partially owned assets other than depreciable real estate	(789)	—	—	—	—	—	(789)
Minority interest of partially owned entities	554	(1,396)	—	53	(125)	—	2,022
(Loss) income before income taxes	(213,262)	76,641	36,119	21,020	3,929	(39,130)	(311,841)
Income tax (expense) benefit	(2,633)	—	57	(75)	(1)	—	(2,614)
(Loss) income from continuing operations	(215,895)	76,641	36,176	20,945	3,928	(39,130)	(314,455)
(Loss) income from discontinued operations	—	—	—	—	—	—	—
Net (loss) income	(215,895)	76,641	36,176	20,945	3,928	(39,130)	(314,455)
Interest and debt expense (1)	189,355	33,596	33,352	26,108	13,249	38,842	44,208
Depreciation and amortization (1)	179,274	44,961	33,655	30,782	13,646	33,343	22,887
Income tax (benefit) expense (1)	(20,571)	—	(54)	75	55	(23,126)	2,479
EBITDA	$132,163	$155,198	$103,129	$77,910	$30,878	$9,929	$(244,881)

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 96.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2008 and December 31, 2007 – continued

(Amounts in thousands)	For the Three Months Ended December 31, 2007
	Total	New York Office	Washington, DC Office(2)	Retail	Merchandise Mart(2)	Toys	Other (3)
Property rentals	$500,836	$177,061	$119,112	$87,936	$64,768	$—	$51,959
Straight-line rents:
Contractual rent increases	13,860	2,278	5,782	3,463	1,876	—	461
Amortization of free rent	5,358	1,188	2,176	583	792	—	619
Amortization of acquired below- market leases, net	24,450	14,966	1,405	6,841	63	—	1,175
Total rentals	544,504	195,493	128,475	98,823	67,499	—	54,214
Tenant expense reimbursements	84,561	31,889	12,479	32,834	3,231	—	4,128
Fee and other income:
Tenant cleaning fees	12,840	18,017	—	—	—	—	(5,177)
Management and leasing fees	2,819	1,605	1,828	536	(4)	—	(1,146)
Lease termination fees	1,158	276	243	365	274	—	—
Other	11,284	4,158	4,731	1,087	1,794	—	(486)
Total revenues	657,166	251,438	147,756	133,645	72,794	—	51,533
Operating expenses	253,621	107,202	49,727	46,696	34,164	—	15,832
Depreciation and amortization	123,294	42,373	33,695	19,260	13,148	—	14,818
General and administrative	50,950	2,474	6,921	7,406	6,362	—	27,787
Costs of acquisitions not consummated	1,568	—	—	—	—	—	1,568
Total expenses	429,433	152,049	90,343	73,362	53,674	—	60,005
Operating income (loss)	227,733	99,389	57,413	60,283	19,120	—	(8,472)
Income applicable to Alexander’s	15,475	190	—	252	—	—	15,033
Loss applicable to Toys “R” Us	(32,680)	—	—	—	—	(32,680)	—
Income (loss) from partially owned entities	1,440	1,111	550	1,681	316	—	(2,218)
Interest and other investment (loss) income, net	(3,349)	1,078	1,373	147	98	—	(6,045)
Interest and debt expense	(148,673)	(36,037)	(29,832)	(19,028)	(13,168)	—	(50,608)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	21,794	—	—	—	—	—	21,794
Minority interest of partially owned entities	2,080	(1,401)	—	(16)	—	—	3,497
Income (loss) before income taxes	83,820	64,330	29,504	43,319	6,366	(32,680)	(27,019)
Income tax (expense) benefit	(3,776)	—	1,083	—	(304)	—	(4,555)
Income (loss) from continuing operations	80,044	64,330	30,587	43,319	6,062	(32,680)	(31,574)
Income (loss) from discontinued operations	36,544	—	34,641	3,397	—	—	(1,494)
Net income (loss)	116,588	64,330	65,228	46,716	6,062	(32,680)	(33,068)
Interest and debt expense (1)	213,482	34,596	31,011	22,315	13,382	45,908	66,270
Depreciation and amortization (1)	176,413	40,455	36,518	20,187	13,324	32,606	33,323
Income tax (benefit) expense (1)	(30,185)	(2,052)	(1,078)	—	304	(31,148)	3,789
EBITDA	$476,298	$137,329	$131,679	$89,218	$33,072	$14,686	$70,314

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

__________________________

See notes on following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2008 and December 31, 2007 – continued

Notes to preceding tabular information:

(1)	Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(2)

As of January 1, 2008, we transferred the operations and financial results related to 409 3rd Street, NW (Washington Office Center) from Merchandise Mart segment to the Washington, DC Office segment for both the current and prior periods presented.

(3)	Other EBITDA is comprised of:

	For the Three Months Ended December 31,
(Amounts in thousands)	2008	2007
Alexander’s	$27,503	$21,864
555 California Street (70% interest acquired in May 2007)	12,762	15,560
Hotel Pennsylvania	12,497	13,187
Lexington	5,879	9,533
GMH (sold in June 2008)	—	4,732
Industrial warehouses	1,239	1,286
Other investments	110	(1,849)
	59,990	64,313
Non-cash assets write-downs:
Investment in Lexington	(100,707)	—
Marketable equity securities	(55,471)	—
Real estate development projects:
Partially owned entities	(61,837)	—
Wholly owned entities	(72,843)	(1,568)
MPH mezzanine loan loss accrual	—	(57,000)
Derivative positions in marketable equity securities	(7,928)	36,533
Corporate general and administrative expenses	(15,662)	(22,917)
Investment income and other, net	9,577	33,103
Discontinued operations of Americold (sold in March 2008)	—	17,850
	$(244,881)	$70,314

Supplemental Information – continued

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
For the three months ended December 31, 2007	$476,298	$137,329	$131,679	$89,218	$33,072	$14,686	$70,314
2008 Operations: Same store operations(1)		8,998	5,926	3,227	(1,934)
Acquisitions, dispositions and non-same store income and expenses		8,871	(34,476)	(14,535)	(260)
For the three months ended December 31, 2008	$132,163	$155,198	$103,129	$77,910	$30,878	$9,929	$(244,881)
% increase (decrease) in same store operations		6.1%	5.8%	4.0%	(5.1)%

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

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings and cash flows. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we recorded on a one-quarter lag basis in our first quarter, accounts for more than 80% of its fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.

Below are the details of the changes in EBITDA by segment for the three months ended December 31, 2008 compared to the three months ended September 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
For the three months ended September 30, 2008	$420,970	$142,905	$97,340	$85,133	$24,388	$49,639	$21,565
2008 Operations: Same store operations		8,726	6,395	498	5,021
Acquisitions, dispositions and non-same store income and expenses		3,567	(606)	(7,721)	1,469
For the three months ended December 31, 2008	$132,163	$155,198	$103,129	$77,910	$30,878	$9,929	$(244,881)
% increase in same store operations		5.8%	6.2%	0.6%	15.8%

Below is a reconciliation of net income to EBITDA for the three months ended September 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Net income (loss) for the three months ended September 30, 2008	$53,620	$63,813	$27,173	$34,907	$(2,671)	$(8,141)	$(61,461)
Interest and debt expense	192,839	32,979	32,244	26,733	13,360	33,569	53,954
Depreciation and amortization	179,574	46,113	37,222	23,488	12,885	35,155	24,711
Income tax (benefit) expense	(5,063)	—	701	5	814	(10,944)	4,361
EBITDA for the three months ended September 30, 2008	$420,970	$142,905	$97,340	$85,133	$24,388	$49,639	$21,565

Related Party Transactions

Loans and Compensation Agreements

On March 26, 2007, Joseph Macnow, Vornado’s Executive Vice President – Finance and Administration and Chief Financial Officer, repaid to the Company his $2,000,000 outstanding loan which was scheduled to mature June 2007.

Effective as of April 19, 2007, Vornado entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office segment. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of Vornado’s Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted options to Mr. Schear to acquire 200,000 of Vornado common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if we terminate his employment without cause or by him for breach by us. The agreement also provides that if we terminate Mr. Schear’s employment without cause or by him for breach by us, he will receive a lump-sum payment equal to one year’s salary and bonus, up to a maximum of $2,000,000.

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.5% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board and Chief Executive Officer, and Michael D. Fascitelli, Vornado’s President, are officers and directors of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

On September 9, 2008, Alexander’s Board of Directors declared a special dividend of $7.00 per share, payable on October 30, 2008, to shareholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s. Accordingly, on October 30, we received $11,578,000, which was accounted for as a reduction of our investment in Alexander’s.

On September 15, 2008 and October 14, 2008, Mr. Roth, the Chairman of Vornado’s Board of Directors and Chief Executive Officer, who holds the same positions in Alexander’s, exercised an aggregate of 200,000 of his SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $62,809,000.

On March 13, 2007, Mr. Fascitelli, Vornado’s President, who also holds the same position in Alexander’s, exercised 350,000 of his SARs, which were scheduled to expire on March 14, 2007, and he received gross proceeds of $50,465,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, the Chairman of Vornado’s Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2008, Interstate and its partners beneficially owned approximately 8.8% of the common shares of beneficial interest of Vornado and 27.0% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $803,000, $800,000 and $798,000 of management fees under the agreement for the years ended December 31, 2008, 2007 and 2006.

Liquidity and Capital Resources

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures. Capital requirements for significant acquisitions and development expenditures may require funding from borrowings and/or equity offerings.

Acquisitions and Investments

There were no material real estate acquisitions or investments in partially owned entities and mezzanine loans during 2008. During 2007, we completed approximately $4,045,400,000 of real estate acquisitions and $217,081,000 mezzanine loans. These acquisitions and investments were consummated through our subsidiaries and were financed with available cash, mortgage indebtedness, and/or the issuance of equity. The related assets, liabilities and results of operations are included in our consolidated financial statements from their respective dates of acquisition. Excluding our acquisition of a 70% interest in 1290 Avenue of the Americas and 555 California Street in May 2007, none of the acquisitions, individually or in the aggregate, were material to our historical consolidated financial statements. Details of our 2007 acquisitions and investments are summarized below.

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

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 short-term note. On September 28, 2007, the buyer pre-paid the note in cash and we recognized a net gain of $4,803,000.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Liquidity and Capital Resources – continued

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three- building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt was comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump.

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a portfolio of 15 shopping centers aggregating approximately 1.9 million square feet for an aggregate purchase price of $351,000,000. The properties are located primarily in Northern New Jersey and Long Island, New York. We have completed the acquisition of nine of these properties for an aggregate purchase price of $250,478,000, consisting of $109,279,000 in cash, $49,599,000 in preferred units, $12,460,000 of Class A units and $79,140,000 of existing mortgage debt. We determined not to complete the acquisition of the remaining six properties and expensed $2,700,000 for costs of acquisitions not consummated on our consolidated statement of income for the year ended December 31, 2007.

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

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Development and Redevelopment Expenditures

We are currently engaged in various development and redevelopment projects for which we have budgeted approximately $1.2 billion, of which $804.9 million has been expended as of December 31, 2008 and substantially all of the remainder is anticipated to be expended in 2009. Details of our development and redevelopment activities are summarized in Item 1. Business, in this Annual Report on Form 10-K.

Other Capital Expenditures

The following table summarizes other anticipated 2009 capital expenditures.

(Amounts in millions except square foot data)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other (1)
Expenditures to maintain assets	$78.0	$31.0	$31.0	$2.0	$5.0		$9.0
Tenant improvements	72.0	24.0	24.0	7.0	16.0		1.0
Leasing commissions	39.0	12.0	9.0	11.0	7.0		—
Total Tenant Improvements and Leasing Commissions	111.0	36.0	33.0	18.0	23.0		1.0
Per square foot		$49.00	$15.00	$29.00	$15.00	(2)	$42.00
Per square foot per annum		$5.00	$3.00	$4.00	$2.00	(2)	$6.00
Total Capital Expenditures and Leasing Commissions	$189.0	$67.0	$64.0	$20.0	$28.0		$10.0

Square feet budgeted to be leased (in thousands)		740	2,200	630	1,500
Weighted average lease term		9.6	4.3	7.7	7.7

____________________________

(1)	Hotel Pennsylvania, Warehouses, 555 California Street and Wasserman.
(2)

Tenant improvements and leasing commissions per square foot budgeted for 2009 leasing activity are $38.74 ($2.58 per annum) and $6.72 ($1.34 per annum) for Merchandise Mart office and showroom space, respectively.

The table above excludes anticipated capital expenditures of non-consolidated entities, including Alexander’s and Toys, as these entities will fund their own capital expenditures without additional equity contributions from us.

Distributions

On January 14, 2009, Vornado declared a regular quarterly dividend of $0.95 per common share, payable on March 12, 2009, in a combination of cash, not to exceed 40% in the aggregate, and Vornado common shares. On February 20, 2009, Vornado mailed a letter to our unitholders notifying them that Class A Unitholders of record as of the close of business on February 5, 2009 will receive a distribution of $.95 per Class A Unit. This distribution will be comprised of cash and Class A Units in the same proportion as the cash and Common Shares distributed to common shareholders of Vornado in the aggregate. Vornado believes that this will result in a distribution being paid 40% in cash and 60% in additional Class A Units. This policy, continued for all of 2009, will require us to make distributions of approximately $260,000,000 to our unitholders, of which approximately $234,000,000 will be distributed to Vornado, as the majority owner of such units. Vornado has retained the right to pay its March 12, 2009 dividend to its shareholders in all cash. If Vornado determines to pay this dividend in all cash then it will cause us to make an all cash distribution on March 12, 2009 to our unitholders. In addition, we expect to pay cash distributions on outstanding preferred units during 2009 aggregating approximately 77,000,000.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations

Below is a schedule of our contractual obligations and commitments at December 31, 2008.

(Amounts in thousands) Contractual Cash Obligations (principal and interest(1)):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Mortgages and Notes Payable	$11,035,540	$823,834	$3,943,042	$2,432,379	$3,836,285
Due to Vornado - Senior Debentures due 2027	1,520,624	39,407	1,481,217	—	—
Due to Vornado - Senior Debentures due 2026	1,097,441	35,880	1,061,561	—	—
Exchangeable Senior Debentures due 2025	567,811	19,375	548,436	—	—
Revolving Credit Facilities	333,218	6,650	326,568	—	—
Senior Unsecured Notes due 2011	285,000	14,000	271,000	—	—
Purchase obligations, primarily construction commitments	237,830	237,830	—	—	—
Senior Unsecured Notes due 2010	219,000	9,500	209,500	—	—
Operating leases	202,957	13,304	23,509	23,408	142,736
Senior Unsecured Notes due 2009	176,041	176,041	—	—	—
Capital lease obligations	21,666	706	1,413	1,413	18,134
Total Contractual Cash Obligations	$15,697,128	$1,376,527	$7,866,246	$2,457,200	$3,997,155

Commitments:
Capital commitments to partially owned entities	$213,352	$213,352	$—	$—	$—
Standby letters of credit	98	92	6	—	—
Total Commitments	$213,450	$213,444	$6	$—	$—

________________________

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2008.

We may from time to time purchase or retire outstanding debt securities though cash purchases and/or exchanges for our equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases and/or exchanges, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

We believe that we have complied with the financial covenants required by our revolving credit facilities and our senior unsecured notes, and that as of December 31, 2008 we have the ability to incur a substantial amount of additional indebtedness. We have an effective shelf registration for the offering of our equity securities and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”

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

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

During 2008, we purchased an aggregate of $109,040,000 of our senior unsecured notes and convertible senior debentures, for $98,488,000 in cash. In addition, we completed approximately $1.3 billion of property level mortgage financings and repaid $241,000,000 of existing debt. During 2007, we completed approximately $1.4 billion of senior unsecured financings and $1.111 billion of property level mortgage financings and repaid $912,674,000 of existing debt. The net proceeds we received from 2008 and 2007 financings were used primarily for general corporate purposes and to fund acquisitions and investments unless otherwise noted. Details of our 2008 financing activities are summarized in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Details of our 2007 financing activities are summarized below.

2.85% Convertible Senior Debentures due 2027

On March 21, 2007, Vornado sold $1.4 billion aggregate face amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at Vornado’s option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require Vornado to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per $1,000 of principal amount of debentures. The initial conversion price was $162.46, which represented a premium of 30% over the March 21, 2007 closing price for Vornado’s common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at Vornado’s election, Vornado common shares.

The net proceeds of the offering were contributed to us in the form of an inter-company loan and we guaranteed the payment of the debentures.

Revolving Credit Facility

On September 28, 2007, we entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000,000 on October 12, 2007 and can be increased to up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points, based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $0.965 billion credit facility, we have an aggregate of $2.56 billion of unsecured revolving credit. Vornado is the guarantor of our obligations under both revolving credit agreements. The existing $0.965 billion credit facility’s financial covenants were modified to conform to the financial covenants under the new agreement. Significant modifications included (i) changing the definition of Capitalization Value to exclude corporate unallocated general and administrative expenses and to reducing the capitalization rate to 6.5% from 7.5%, and (ii) changing the definition of Total Outstanding Indebtedness to exclude indebtedness of unconsolidated joint ventures. Under the new agreement, “Equity Value” may not be less than Three Billion Dollars; “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value;” the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets;” and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The new agreement also contains standard representations and warranties and other covenants. The terms in quotations in this paragraph are all defined in the new agreement, which was filed as an exhibit to Vornado’s Current Report on Form 8-K dated September 28, 2007, filed on October 4, 2007.

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

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for NBCR losses. Subsequently, we have $2.0 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $213,352,000. Of this amount, $80,923,000 is committed to IPF and is pledged as collateral to IPF’s lender.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

Liquidity and Capital Resources – continued

Litigation

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump has filed a notice appealing the 2007 and 2009 decisions. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operation or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, H Street acquired the remaining 50% interest in that fee. In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operation or cash flow.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2008

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to common and preferred unitholders, as well as acquisition and development costs. Our cash and cash equivalents were $1,526,853,000 at December 31, 2008, a $372,258,000 increase over the balance at December 31, 2007. This increase resulted from $817,812,000 of net cash provided by operating activities and $7,677,000 of net cash provided by financing activities, partially offset by $453,231,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities.

Our consolidated outstanding debt was $12,649,086,000 at December 31, 2008, a $753,048,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings. As of December 31, 2008 and December 31, 2007, $358,468,000 and $405,656,000, respectively, was outstanding under our revolving credit facilities. During 2009 and 2010, $453,530,000 and $1,096,941,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,196,585,000 at December 31, 2008, a $93,288,000 decrease from the balance at December 31, 2007.

Cash flows provided by operating activities of $817,812,000 was primarily comprised of (i) net income of $454,254,000, (ii) $358,762,000 of non-cash adjustments, including depreciation and amortization expense, non-cash impairment losses, the effect of straight-lining of rental income, equity in net income of partially owned entities, and (iii) distributions of income from partially owned entities of $44,690,000, partially offset by (iv) the net change in operating assets and liabilities of $39,894,000.

Net cash used in investing activities of $453,231,000 was primarily comprised of (i) development and redevelopment expenditures of $598,688,000, (ii) additions to real estate of $207,885,000, (iii) investments in partially owned entities of $156,227,000, (iv) purchases of marketable equity securities of $164,886,000, partially offset by, (v) proceeds from the sale of real estate (primarily Americold and Tysons Dulles Plaza) of $390,468,000, (vi) distributions of capital from partially owned entities of $218,367,000, (vii) proceeds received from repayments on mezzanine loans receivable of $52,470,000 and (viii) proceeds from the sale of marketable securities of $51,185,000.

Net cash provided by financing activities of $7,677,000 was primarily comprised of (i) proceeds from borrowings of $1,721,974,000 and (ii) proceeds received from exercises of employee stock options of $29,377,000, partially offset by, (iii) repayments of borrowings of $993,665,000, (iv) distributions to Class A unitholders of $617,457,000 and (v) distributions to preferred unitholders of $77,575,000.

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2008 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Merchandise Mart	Retail	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$50,137	$23,380	$10,341	$4,024	$10,730	$1,662
Non-recurring	22,623	6,504	10,590	—	—	5,529
Total	72,760	29,884	20,931	4,024	10,730	7,191
Tenant improvements:
Recurring	57,573	23,433	17,223	7,881	9,036	—
Non-recurring	34,149	12,224	10,298	2,468	8,925	234
Total	91,722	35,657	27,521	10,349	17,961	234

Leasing Commissions:
Recurring	29,642	16,037	6,385	3,145	4,075	—
Non-recurring	14,088	10,045	—	1,641	2,221	181
Total	43,730	26,082	6,385	4,786	6,296	181
Tenant improvements and leasing commissions:
Per square foot per annum	$3.03	$5.35	$2.16	$2.03	$2.63	$—
Percentage of initial rent	7.0%	7.5%	5.6%	5.3%	9.4%	—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$208,212	$91,623	$54,837	$19,159	$34,987	$7,606
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	114,778	57,001	15,539	9,590	28,576	4,072
Expenditures to be made in future periods for the current period	(78,614)	(33,571)	(22,076)	(15,135)	(7,729)	(103
Total Capital Expenditures and Leasing Commissions (Cash basis)	$244,376	$115,053	$48,300	$13,614	$55,834	$11,575

Development and Redevelopment Expenditures:
Bergen Town Center	$126,673	$—	$—	$126,673	$—	$—
Wasserman Venture	61,867	—	—	—	—	61,867
Manhattan Mall	51,474	—	—	51,474	—	—
1999 K Street	45,742	—	45,742	—	—	—
40 East 66th Street	41,827	—	—	—	—	41,827
220 20th Street	36,014	—	36,014	—	—	—
220 Central Park South	30,533	—	—	—	—	30,533
West End 25	24,002	—	24,002	—	—	—
478-486 Broadway	17,182	—	—	17,182	—	—
Hotel Pennsylvania	15,591	—	—	—	—	15,591
2101 L Street	14,992	—	14,992	—	—	—
Springfield Mall	12,948	—	—	12,948	—	—
Garfield	12,775	—	—	12,775	—	—
North Bergen, New Jersey	10,749	—	—	10,749	—	—
South Hills Mall	10,404	—	—	10,404	—	—
Green Acres Mall	3,914	—	—	3,914	—	—
Other	82,001	25,959	27,106	20,226	8,710	—
	$598,688	$25,959	$147,856	$266,345	$8,710	$149,818

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

Consolidated outstanding debt was $11,896,038,000 at December 31, 2007, a $3,396,952,000 increase over the balance at December 31, 2006. This increase resulted primarily from debt associated with asset acquisitions, property financings and refinancings and from the issuance of $1.0 billion of senior unsecured convertible debentures due to Vornado during 2007. As of December 31, 2007 and 2006, $405,656,000 and $0, respectively, was outstanding under our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,289,873,000 at December 31, 2007, a $33,134,000 decrease from the balance at December 31, 2006.

Cash flows provided by operating activities of $697,325,000 was primarily comprised of (i) net income of $641,745,000, (ii) adjustments for non-cash items of $177,162,000, and (iii) distributions of income from partially owned entities of $24,044,000 partially offset by, (iv) a net change in operating assets and liabilities of $145,626,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $545,885,000, (ii) a non-cash mezzanine loan loss accrual of $57,000,000, and (iii) net loss on early extinguishment of debt and write-off of unamortized financing costs of $7,670,000, partially offset by (iv) net gains on derivatives of $113,503,000 (primarily McDonald’s), (v) equity in net income of partially owned entities, including Alexander’s and Toys, of $69,656,000, (vi) the effect of straight-lining of rental income of $77,699,000, (vii) net gains on sale of real estate of $64,981,000, (viii) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $39,493,000 and (ix) amortization of below market leases, net of above market leases of $83,250,000.

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

Net cash provided by financing activities of $1,291,657,000 was primarily comprised of (i) proceeds from borrowings of $2,954,497,000, partially offset by, (ii) repayments of borrowings of $868,055,000, (iii) distributions to Class A unitholders of $579,629,000, (iv) purchases of marketable securities in connection with the legal defeasance or mortgage notes payable of $109,092,000 and (v) distributions preferred unitholders of $77,067,000.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$46,549	$15,162	$15,725	$2,626	$10,625	$2,411
Non-recurring	8,325	—	6,717	—	—	1,608
Total	54,874	15,162	22,442	2,626	10,625	4,019
Tenant improvements:
Recurring	100,939	43,677	20,890	3,176	33,196	—
Non-recurring	1,794	—	—	741	—	1,053
Total	102,733	43,677	20,890	3,917	33,196	1,053
Leasing Commissions:
Recurring	43,163	28,626	7,591	2,773	4,173	—
Non-recurring	855	—	—	539	—	316
Total	44,018	28,626	7,591	3,312	4,173	316
Tenant improvements and leasing commissions:
Per square foot per annum	$2.91	$5.17	$1.72	$1.11	$3.15	$—
Percentage of initial rent	6.7%	7.0%	4.4%	2.8%	11.8%	—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$201,625	$87,465	$50,923	$9,855	$47,994	$5,388
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	76,117	17,416	40,019	8,263	8,982	1,437
Expenditures to be made in future periods for the current period	(88,496)	(46,845)	(13,763)	(5,542)	(21,203)	(1,143)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$189,246	$58,036	$77,179	$12,576	$35,773	$5,682

Development and Redevelopment Expenditures:
Bergen Town Center	$52,664	$—	$—	$52,664	$—	$—
2101 L Street	46,664	—	46,664	—	—	—
Wasserman Venture	43,260	—	—	—	—	43,260
Green Acres Mall	32,594	—	—	32,594	—	—
Crystal Mall Two	29,552	—	29,552	—	—	—
North Bergen, New Jersey	19,925	—	—	19,925	—	—
40 East 66th Street	13,544	—	—	—	—	13,544
1999 K Street	11,245	—	11,245	—	—	—
Springfield Mall	6,055	—	—	6,055	—	—
Other	103,245	11,728	30,515	27,124	693	33,185
	$358,748	$11,728	$117,976	$138,362	$693	$89,989

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

Consolidated outstanding debt was $9,554,798,000 at December 31, 2006, a $3,311,672,000 increase over the balance at December 31, 2005. This increase resulted primarily from debt associated with asset acquisitions, property financings and refinancings and from the issuance of $1.0 billion of senior unsecured convertible debentures due to Vornado during 2006. As of December 31, 2006 and 2005, our revolving credit facility had a zero outstanding balance. Our share of debt of unconsolidated subsidiaries was $3,323,007,000 at December 31, 2006, a $311,355,000 increase over the balance at December 31, 2005. This increase resulted primarily from our $89,630,000 share of an increase in Toys “R” Us outstanding debt and from debt associated with asset acquisitions and refinancings.

Cash flows provided by operating activities of $824,668,000 was primarily comprised of (i) net income of $640,688,000, (ii) adjustments for non-cash items of $78,185,000, (iii) distributions of income from partially owned entities of $35,911,000 and (iv) a net change in operating assets and liabilities of $69,884,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $413,162,000 and (ii) net loss on early extinguishment of debt and write-off of unamortized financing costs of $33,488,000, partially offset by (iii) net gains on mark-to-market of derivatives of $153,208,000 (Sears, McDonald’s and GMH warrants), (iv) equity in net income of partially owned entities, including Alexander’s and Toys, of $273,000, (v) the effect of straight-lining of rental income of $62,655,000, (vi) net gains on sale of real estate of $33,769,000, (vii) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $76,073,000 and (viii) amortization of below market leases, net of above market leases of $23,814,000.

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

Net cash provided by financing activities of $3,030,655,000 was primarily comprised of (i) proceeds from borrowings of $5,151,952,000, (ii) proceeds from the issuance of Class A units of $1,004,394,000, (iii) proceeds from the issuance of preferred units of $43,819,000 and (iv) proceeds from the exercise of employee share options of $77,873,000, partially offset by, (v) repayments of borrowings of $1,544,076,000, (vi) purchases of marketable securities in connection with the legal defeasance or mortgage notes payable of $636,293,000, (vii) distributions to Class A unitholders of $593,719,000, (viii) repurchase of shares related to stock compensation arrangements and associated employee tax withholdings of $201,866,000, (ix) distributions to minority partners of $108,018,000, (x) distributions to preferred unitholders of $81,219,000, (xi) redemption of preferred units of $45,000,000 and (xii) debt issuance costs of $37,192,000.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2006 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2006.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$44,156	$12,446	$16,355	$1,269	$10,174	$3,912
Non-recurring	2,708	—	2,259	449	—	—
Total	46,864	12,446	18,614	1,718	10,174	3,912
Tenant improvements:
Recurring	88,064	44,251	27,961	3,219	12,633	—
Non-recurring	1,824	—	89	1,735	—	—
Total	89,888	44,251	28,050	4,954	12,633	—
Leasing Commissions:
Recurring	32,181	22,178	6,744	2,024	1,235	—
Non-recurring	290	—	32	258	—	—
Total	32,471	22,178	6,776	2,282	1,235	—
Tenant improvements and leasing commissions:
Per square foot per annum	$2.44	$4.10	$2.54	$0.64	$1.74	$—
Percentage of initial rent	7.2%	7.9%	8.0%	2.8%	7.1%	—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$169,223	$78,875	$53,440	$8,954	$24,042	$3,912
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	51,830	22,377	20,949	3,638	4,866	—
Expenditures to be made in future periods for the current period	(55,964)	(33,195)	(17,480)	(4,916)	(373)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$165,089	$68,057	$56,909	$7,676	$28,535	$3,912

Development and Redevelopment Expenditures:
Green Acres Mall	$37,927	$—	$—	$37,927	$—	$—
Wasserman Venture	32,572	—	—	—	—	32,572
North Bergen, New Jersey (Ground-up development)	28,564	—	—	28,564	—	—
Crystal Park (PTO)	27,294	—	27,294	—	—	—
Bergen Town Center	22,179	—	—	22,179	—	—
Crystal Plazas (PTO)	12,229	—	12,229	—	—	—
220 Central Park South	12,055	—	—	—	—	12,055
1740 Broadway	9,921	9,921	—	—	—	—
7 W. 34th Street	9,436	—	—	—	9,436	—
2101 L Street	10,447	—	10,447	—	—	—
Crystal Mall Two	6,497	—	6,497	—	—	—
640 Fifth Avenue	1,937	1,937	—	—	—	—
Other	22,434	1,330	4,217	12,126	—	4,761
	$233,492	$13,188	$60,684	$100,796	$9,436	$49,388

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2008			2007
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,076,128	2.70%	$20,761	$1,113,181	5.86%
Fixed rate	10,572,958	5.19%	—	10,782,857	5.22%
	$12,649,086	4.78%	20,761	$11,896,038	5.28%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$282,752	3.63%	2,828	$193,655	6.74%
Variable rate – Toys	819,512	3.68%	8,195	1,072,431	7.14%
Fixed rate (including $1,175,310 and $1,028,918 of Toys debt in 2008 and 2007)	2,094,321	6.51%	—	2,023,787	6.88%
	$3,196,585	5.53%	11,023	$3,289,873	6.96%

Total change in annual net income			$31,784
Per unit-diluted			$0.18

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2008, variable rate debt with an aggregate principal amount of $462,000,000 and a weighted average interest rate of 2.75% was subject to LIBOR caps. These caps are based on a notional amount of $462,000,000 and cap LIBOR at a weighted average rate of 5.93%.

As of December 31, 2008, we have investments in mezzanine loans with an aggregate carrying amount of $99,011,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Our Debt

The estimated fair value of our debt at December 31, 2008 was less than its aggregate carrying amount by approximately $1,177,806,000 based on current market prices and discounted cash flows at the current rate at which we believe similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. In 2008, we recognized a net loss of $33,740,000 and in 2007 and 2006 we recognized net gains aggregating approximately $113,503,000 and $153,208,000, respectively, from these positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 10, 2009

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit and per unit amounts)	December 31,
ASSETS	2008	2007
Real estate, at cost:
Land	$4,516,141	$4,576,479
Buildings and improvements	12,146,558	11,523,977
Development costs and construction in progress	1,088,356	821,991
Leasehold improvements and equipment	118,603	106,060
Total	17,869,658	17,028,507
Less accumulated depreciation and amortization	(2,161,093)	(1,802,055)
Real estate, net	15,708,565	15,226,452
Cash and cash equivalents	1,526,853	1,154,595
Escrow deposits and restricted cash	375,888	378,732
Marketable securities	334,322	322,992
Accounts receivable, net of allowance for doubtful accounts of $32,834 and $19,151	201,566	168,183
Investments in partially owned entities, including Alexander’s of $137,305 and $122,797	790,154	1,206,742
Investment in Toys “R” Us	293,096	298,089
Mezzanine loans receivable, net of allowance of $46,700 and $57,000	472,539	492,339
Receivable arising from the straight-lining of rents, net of allowance of $5,773 and $3,076	592,726	513,137
Deferred leasing and financing costs, net of accumulated amortization of $168,714 and $123,624	306,748	273,958
Assets related to discontinued operations	110,380	1,632,318
Due from officers	13,185	13,228
Other assets	692,188	798,170
	$21,418,210	$22,478,935
LIABILITIES AND PARTNERS’ CAPITAL
Notes and mortgages payable	$8,835,387	$7,938,457
Due to Vornado Realty Trust	2,342,914	2,360,412
Senior unsecured notes	617,816	698,656
Exchangeable senior debentures	494,501	492,857
Revolving credit facility debt	358,468	405,656
Accounts payable and accrued expenses	515,607	475,191
Deferred credit	764,774	848,852
Deferred compensation plan	69,945	67,714
Deferred tax liabilities	19,895	241,895
Liabilities related to discontinued operations	750	1,332,630
Other liabilities	142,777	118,983
Total liabilities	14,162,834	14,981,303
Commitments and contingencies
Minority interest	412,913	416,298
Redeemable partnership units, at redemption value:
Class A common units – 14,627,005 and 15,530,125 units outstanding, respectively	882,740	1,365,874
Series D perpetual preferred units – 11,200,000 units outstanding	280,000	277,191
Series B convertible preferred units – 444,559 units outstanding	15,238	15,238
Total redeemable partnership units, at redemption value	1,177,978	1,658,303
Partners’ capital:
Partners’ capital	6,647,382	6,109,952
Earnings less than distributions	(975,998)	(716,693)
Accumulated other comprehensive (loss) income	(6,899)	29,772
Total partners’ capital	5,664,485	5,423,031
	$21,418,210	$22,478,935

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2008	2007	2006

REVENUES:
Property rentals	$2,211,311	$1,977,023	$1,544,741
Tenant expense reimbursements	358,437	323,544	260,772
Fee and other income	127,303	109,949	103,587
Total revenues	2,697,051	2,410,516	1,909,100
EXPENSES:
Operating	1,070,118	951,582	737,452
Depreciation and amortization	537,427	441,209	319,066
General and administrative	194,027	189,041	180,167
Impairment losses on development projects and cost of acquisitions not consummated	81,447	10,375	—
Total expenses	1,883,019	1,592,207	1,236,685
Operating income	814,032	818,309	672,415
Income (loss) applicable to Alexander’s	36,671	50,589	(14,530)
Income (loss) applicable to Toys “R” Us	2,380	(14,337)	(47,520)
(Loss) income from partially owned entities	(195,878)	31,891	60,355
Interest and other investment (loss) income, net	(2,682)	226,425	255,391
Interest and debt expense (including amortization of deferred financing costs of $17,507, $15,182 and $11,718)	(586,358)	(569,386)	(394,571)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	39,493	76,073
Minority interest of partially owned entities	3,263	3,494	1,363
Income before income taxes	79,185	586,478	608,976
Income tax benefit (expense)	204,537	(9,179)	(491)
Income from continuing operations	283,722	577,299	608,485
Income from discontinued operations	170,532	64,446	32,203
Net income	454,254	641,745	640,688
Preferred unit distributions	(79,453)	(76,894)	(81,941)
NET INCOME applicable to Class A units	$374,801	$564,851	$558,747

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.22	$3.00	$3.35
Income from discontinued operations	1.01	0.39	0.20
Net income per Class A unit	$2.23	$3.39	$3.55

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.18	$2.88	$3.18
Income from discontinued operations	0.99	0.37	0.19
Net income per Class A unit	$2.17	$3.25	$3.37

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Preferred Units	General Partner’s Class A Units	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital	Comprehensive Income (Loss)
(Amounts in thousands, except per unit amounts)
Balance, January 1, 2006	$834,527	$4,242,516	$(531,799)	$83,406	$4,628,650
Net Income applicable to General Partner	—	—	560,140	—	560,140	$560,140
Distributions to Class A unitholders ($3.79 per unit, including $0.54 in special cash distribution)	—	—	(594,809)	—	(594,809)	—
Proceeds from the issuance of partnership units	—	1,004,805	—	—	1,004,805	—
Conversion of preferred units to General Partner’s Class A units	(5,897)	5,897	—	—	—	—
Deferred compensation units and options	—	(59,266)	(137,580)	—	(196,846)	—
Partnership units issued :
Under Vornado’s option plan	—	75,665	—	—	75,665	—
Upon issuance of Vornado common shares for redemption of limited partners’ Class A units	—	56,513	—	—	56,513	—
In connection with Vornado’s dividend reinvestment plan	—	2,208	—	—	2,208	—
Change in unrealized net gain on securities available for sale	—	—	—	70,416	70,416	70,416
Sale of securities available for sale	—	—	—	(69,863)	(69,863)	—
Class A units offering costs	—	(411)	—	—	(411)
Change in pension plans	—	—	—	2,269	2,269	2,269
Adjustments to reflect redeemable securities at redemption value	—	(630,732)	—	—	(630,732)	—
Other	30	536	40	6,735	7,341	6,735
Balance, December 31, 2006	$828,660	$4,697,731	$(704,008)	$92,963	$4,915,346	$639,560

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL - CONTINUED

	Preferred Units	General Partner’s Class A Units	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital	Comprehensive Income (Loss)
(Amounts in thousands, except per unit amounts)
Balance, December 31, 2006	$828,660	$4,697,731	$(704,008)	$92,963	$4,915,346
Net Income applicable to General Partner	—	—	568,906	—	568,906	$568,906
Distributions to Class A unitholders ($3.45 per unit)	—	—	(581,896)	—	(581,896)	—
Conversion of preferred units to General Partners’ Class A units	(3,565)	3,565	—	—	—	—
Deferred compensation units and options	—	(36,439)	—	—	(36,439)	—
Partnership units issued:
Under employees’ share option plan	—	34,647	—	—	34,647	—
Upon issuance of Vornado common shares for redemption of limited partners’ Class A units	—	116,085	—	—	116,085	—
In connection with Vornado’s dividend reinvestment plan	—	2,031	—	—	2,031	—
Change in unrealized net loss on securities available for sale	—	—	—	(38,842)	(38,842)	(38,842)
Sale of securities available for sale	—	—	—	(36,563)	(36,563)	—
Change in deferred compensation plan	—	—	—	895	895	895
Adjustments to reflect redeemable securities at redemption value	—	467,165	—	—	467,165	—
Other	—	72	305	11,319	11,696	11,319
Balance, December 31, 2007	$825,095	$5,284,857	$(716,693)	$29,772	$5,423,031	$542,278

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL - CONTINUED

	Preferred Units	General Partner’s Class A Units	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital	Comprehensive Income (Loss)
(Amounts in thousands, except per unit amounts)
Balance, December 31, 2007	$825,095	$5,284,857	$(716,693)	$29,772	$5,423,031	$—
Net Income applicable to General Partner	—	—	395,043	—	395,043	395,043
Distributions to Class A unitholders ($3.65 per unit)	—	—	(619,072)	—	(619,072)	—
Upon conversion of Preferred Units to General Partners’ Class A Units	(1,312)	1,312	—	—	—	—
Deferred compensation units and options	—	11,411	—	—	11,411	—
Partnership units issued:
Under Vornado’s option plan	—	26,904	(30,345)	—	(3,441)	—
Upon issuance of Vornado common shares for redemption of limited partners’ Class A units	—	82,330	—	—	82,330	—
In connection with Vornado’s dividend reinvestment plan	—	2,374	—	—	2,374	—
Change in unrealized net loss on securities available for sale	—	—	—	(20,150)	(20,150)	(20,150)
Sale of securities available for sale	—	—	—	6,128	6,128	6,128
Change in deferred compensation plans	—	—	—	3,251	3,251	3,251
Adjustments to reflect redeemable securities at redemption value	—	404,447	—	—	404,447	—
Conversion of Series F-1 preferred units	—	10,000	—	—	10,000	—
Other	24	(60)	(4,931)	(25,900)	(30,867)	(25,960)
Balance, December 31, 2008	$823,807	$5,823,575	$(975,998)	$(6,899)	$5,664,485	$358,312

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$454,254	$641,745	$640,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	577,338	545,885	413,162
Reversal of H Street deferred tax liability	(222,174)	—	—
Net gain on sale of Americold Realty Trust	(112,690)	—	—
Impairment loss – Lexington Realty Trust	107,882	—	—
Amortization of below-market leases, net	(96,176)	(83,250)	(23,814)
Write-off of real estate joint ventures’ development costs	96,037	—	—
Straight-lining of rental income	(91,060)	(77,699)	(62,655)
Impairment loss – marketable equity securities	76,352	—	—
Net gains on sale of real estate	(57,523)	(64,981)	(33,769)
Equity in income of partially owned entities, including Alexander’s and Toys	(47,460)	(69,656)	273
Distributions of income from partially owned entities	44,690	24,044	35,911
Net loss (gain) from derivative positions, including McDonalds, Sears Holdings and GMH	33,740	(113,503)	(153,208)
Impairment losses on development projects and costs of acquisitions not consummated	81,447	10,375	—
Mezzanine loan loss (reversal) accrual	(10,300)	57,000	—
(Gain) loss on early extinguishment of debt and write-off of unamortized financing costs	(9,820)	7,670	33,488
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(7,757)	(39,493)	(76,073)
Minority interest of partially owned entities	(6,838)	(18,559)	(20,173)
Other non-cash adjustments, including amortization of stock-based compensation	47,764	23,373	954
Changes in operating assets and liabilities:
Accounts receivable, net	(1,646)	(25,877)	24,373
Accounts payable and accrued expenses	(5,207)	(90,267)	60,309
Other assets	(39,831)	(52,172)	(61,060)
Other liabilities	6,790	22,690	46,262
Net cash provided by operating activities	817,812	697,325	824,668
Cash Flows from Investing Activities:
Development costs and construction in progress	(598,688)	(358,748)	(233,492)
Proceeds from sales of real estate	390,468	297,234	110,388
Distributions of capital from partially owned entities	218,367	22,541	114,041
Additions to real estate	(207,885)	(166,319)	(198,215)
Purchases of marketable securities	(164,886)	(152,683)	(153,914)
Investments in partially owned entities	(156,227)	(271,423)	(233,651)
Proceeds received from repayment of mezzanine loans receivable	52,470	241,289	172,445
Proceeds from sales of, and return of investment in, marketable securities	51,185	112,779	173,027
Acquisitions of real estate and other	(26,318)	(2,811,285)	(1,399,326)
Cash restricted, including mortgage escrows	12,004	11,652	52,268
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(11,719)	(27,702)	(82,753)
Investments in mezzanine loans receivable	(7,397)	(217,081)	(363,374)
Acquisition of trade shows	(6,003)	(10,722)	(17,582)
Cash received upon consolidation of investments in partially owned entities	1,398	—	—
Proceeds received on settlement of derivatives	—	260,764	135,028
Repayment of officers’ loans	—	2,000	8,600
Net cash used in investing activities	(453,231)	(3,067,704)	(1,916,510)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	1,721,974	2,954,497	5,151,952
Repayments of borrowings	(993,665)	(868,055)	(1,544,076)
Distributions to Class A unitholders	(617,457)	(579,629)	(593,719)
Distributions to minority partners	(9,480)	(6,324)	(108,018)
Distributions to preferred unitholders	(77,575)	(77,067)	(81,219)
Repurchase of shares related to stock compensation arrangements and associated employee tax withholdings	(31,198)	(43,396)	(201,866)
Proceeds received from exercise of employee share options	29,377	35,083	77,873
Debt issuance costs	(14,299)	(14,360)	(37,192)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	—	(109,092)	(636,293)
Proceeds from issuance of Class A units	—	—	1,004,394
Redemption of preferred units	—	—	(45,000)
Proceeds from issuance of preferred units	—	—	43,819
Net cash provided by financing activities	7,677	1,291,657	3,030,655
Net increase (decrease) in cash and cash equivalents	372,258	(1,078,722)	1,938,813
Cash and cash equivalents at beginning of year	1,154,595	2,233,317	294,504
Cash and cash equivalents at end of year	$1,526,853	$1,154,595	$2,233,317

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $63,063, $53,648, and $26,195)	$658,376	$653,811	$454,391
Cash payments for taxes	$22,005	$36,489	$8,766

Non-Cash Transactions:
Adjustments to reflect redeemable partnership units at redemption value	$404,447	$467,165	$(630,732)
Issuance of General Partner’s Class A units upon redemption of limited partners’ Class A units for Vornado common shares	82,230	116,085	56,513
Unrealized (loss) gain on securities available for sale	(20,150)	(38,842)	70,416
Financing assumed in acquisitions	—	1,405,654	303,703
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	—	109,092	636,293
Mortgage notes payable legally defeased	—	104,571	612,270
Units issued in connection with acquisitions	—	62,059	—
Increase in assets and liabilities resulting from the consolidation of investments previously accounted for on the equity method (Beverly Connection in November 2008 and H Street in April 2007) :
Real estate, net	197,600	342,764	—
Restricted cash	2,287	369	—
Other assets	3,393	11,648	—
Notes and mortgages payable	100,000	55,272	—
Accounts payable and accrued expenses	2,069	3,101	—
Deferred credit	—	2,407	—
Deferred tax liabilities	—	112,797	—
Other liabilities	—	71	—

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 90.6% of the common limited partnership interest in, the Operating Partnership at December 31, 2008. All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2008, we own directly or indirectly:

Office Properties:

(i)         all or portions of 28 office properties aggregating approximately 16.1 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)      all or portions of 84 office properties aggregating 17.7 million square feet in the Washington, DC / Northern Virginia areas;

(iii)     a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)     176 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 21.9 million square feet, including 3.7 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(v)      8 properties in 5 states and Washington, DC aggregating approximately 8.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc.:

(vi)     a 32.7% interest in Toys “R” Us, Inc. which owns and/or operates 1,561 stores worldwide, including 847 stores in the United States and 714 toy stores internationally;

Other Real Estate Investments:

(vii)    32.5% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(viii)   the Hotel Pennsylvania in New York City, consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(ix)    mezzanine loans to entities that have significant real estate assets; and

(x)      interests in other real estate, including interests in office, industrial and retail properties net leased to major corporations; 6 warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet; and other investments and marketable securities.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and its majority-owned subsidiaries. All significant inter-company amounts have been eliminated. We account for unconsolidated partially owned entities on the equity method of accounting. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Immaterial Restatement of Equity Presentation

As of December 31, 2008, in connection with Vornado’s preparation for the adoption of FASB Statement 160, which is effective on January 1, 2009, we evaluated the requirements of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), with respect to the presentation within the equity section of our balance sheets for our redeemable equity securities (which include Class A units owned by third-parties, D Preferred and B-1 and B-2 Convertible units). Although we had classified these securities within “Partners’ Capital” in all of our previously issued consolidated financial statements, we have concluded that we are required to present these securities at their redemption value at each balance sheet date outside of “Partners’ Capital.” This error effects only the balance sheet presentation of our equity accounts and has no impact on income or earnings per unit or on cash flows for any period presented. Although we believe that the effects of these adjustments are not material to our previously issued consolidated financial statements, we have restated the affected balances of prior periods presented in the accompanying consolidated financial statements for comparability purposes and to conform to Vornado’s retrospective application of Topic D-98 in its consolidated financial statements. The tables below summarize the effects of such immaterial adjustments on our previously issued consolidated financial statements:

	As of December 31, 2007
(Amounts in thousands)	As Reported	Adjustment	As Adjusted

Redeemable partnership units, at redemption value	$—	$1,658,303	$1,658,303
Partners’ Capital
Partners’ Capital	7,094,386	(984,434)	6,109,952
Earnings less than distributions	(42,824)	(673,869)	(716,693)
Accumulated other comprehensive income	29,772	—	29,772
Total Partners’ Capital	$7,081,334	$(1,658,303)	$5,423,031

	As of December 31, 2006
(Amounts in thousands)	As Reported	Adjustment	As Adjusted

Redeemable partnership units, at redemption value	$—	$2,212,965	$2,212,965
Partners’ Capital
Partners’ Capital	7,063,392	(1,537,001)	5,526,391
Earnings less than distributions	(28,044)	(675,964)	(704,008)
Accumulated other comprehensive income	92,963	—	92,963
Total Partners’ Capital	$7,128,311	$(2,212,965)	$4,915,346

	As of December 31, 2005
(Amounts in thousands)	As Reported	Adjustment	As Adjusted

Redeemable partnership units, at redemption value	$—	$1,629,809	$1,629,809
Partners’ Capital
Partners’ Capital	6,030,546	(953,503)	5,077,043
Earnings in excess of (less than) distributions	144,507	(676,306)	(531,799)
Accumulated other comprehensive income	83,406	—	83,406
Total Partners’ Capital	$6,258,459	$(1,629,809)	$4,628,650

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies

Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $63,063,000 and $53,648,000, for the years ended December 31, 2008 and 2007, respectively.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below-market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are individually reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Our impairment analysis is based on our plans for the asset and the market information available to our management at the time the analysis is prepared. If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. In the year ended December 31, 2008, we recognized an aggregate of $78,069,000 of non-cash impairment charges on our wholly owned real estate assets related to certain development projects. No impairment charges were recognized in the years ended December 31, 2007 and 2006.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Partially Owned Entities: In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We have concluded that we do not control a partially owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. This is the case with respect to our 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, 478-486 Broadway, 968 Third Avenue, West 57th Street properties and 825 Seventh Avenue. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of investees’ net income or loss and cash contributions and distributions made during the year. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary. In the year ended December 31, 2008, we recognized $203,919,000 of non-cash impairment charges related to investments in partially owned entities, of which $107,882,000 represents our investment in Lexington Realty Trust and the remainder represents our share of certain ventures’ development costs. No impairment charges were recognized in the years ended December 31, 2007 and 2006.

Identified Intangibles: We record acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

As of December 31, 2008 and 2007, the carrying amounts of identified intangible assets, a component of “other assets” on our consolidated balance sheets, were $525,950,000 and $563,359,000, respectively. In addition, the carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $719,822,000 and $814,098,000, respectively.

Mezzanine Loans Receivable: We invest in mezzanine loans to entities which have significant real estate assets. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. We record these investments at the stated principal amount net of any unamortized discount or premium. We accrete or amortize any discounts or premiums over the life of the related loan receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. In the year ended December 31, 2007, we recognized a $57,000,000 non-cash impairment charge on one of our mezzanine loans. Upon sale of a sub-participation in that loan during 2008, we reversed $10,300,000 of the charge recognized in 2007.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with an officer’s deferred compensation payable. The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to date on our invested cash.

Allowance for Doubtful Accounts: We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. As of December 31, 2008 and 2007, we had $32,834,000 and $19,151,000, respectively, in allowances for doubtful accounts. In addition, as of December 31, 2008 and 2007, we had $5,773,000 and $3,076,000, respectively, in allowances for receivables arising from the straight-lining of rents.

Marketable Securities: We classify debt and equity securities which we intend to hold for an indefinite period of time as securities available-for-sale; equity securities we intend to buy and sell on a short term basis as trading securities; and mandatorily redeemable preferred stock investments which we intend to hold to maturity as securities held–to–maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available-for-sale are included as a component of partners’ capital and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on the weighted average cost of such securities.

We evaluate our portfolio of marketable securities for impairment as of each reporting period. For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. In the year ended December 31, 2008, we recognized an aggregate of $76,352,000 of non-cash impairment charges related to investments in marketable securities, which is included as a component of “interest and other investment (loss) income, net” on our consolidated statement of income. Our conclusions were based on the severity and duration of the decline in the market value (“fair value” pursuant to SFAS 157) of these securities and our inability to forecast a recovery in the near term. No impairment charges were recognized in the years ended December 31, 2007 and 2006.

At December 31, 2008 and 2007, our marketable equity securities had an aggregate carrying amount of $120,499,000 and $215,134,000, and an aggregate fair value of $118,438,000 and $226,682,000, respectively. Accordingly, net unrealized (losses) gains were ($2,061,000) and $11,548,000 as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, our held-to-maturity securities had an aggregate carrying amount of $215,884,000 and $96,310,000, and an aggregate fair value of $164,728,000 and $96,310,000, respectively.

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

Fair Value of Financial Instruments: We have estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to mezzanine loans and debt). While we chose not to elect the fair value option prescribed by Statement No.159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), for our financial assets and liabilities that had not been previously measured at fair value, the aggregate fair value of our mezzanine loans receivable was less than its aggregate carrying amount by approximately $55,452,000 as of December 31, 2008 and approximated its carrying amount at December 31, 2007. As of December 31, 2008, the estimated fair value of our consolidated debt was less than its carrying amount by approximately $1,177,806,000. As of December 31, 2007, the carrying amount of our consolidated debt exceeded its fair value by approximately $49,768,000. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Revenue Recognition: We have the following revenue sources and revenue recognition policies:

•

Base Rent — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances in which we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

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

Derivative Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Income Taxes: Because we are structured as a partnership, our partners are responsible for income taxes on the earnings distributed to them. We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax liability of approximately $21,357,000 and $15,361,000 for the years ended December 31, 2008 and 2007, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

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

Income Per Class A Unit: Basic income per Class A unit is computed based on weighted average units outstanding. Diluted income per Class A unit considers the effect of all potentially dilutive unit equivalents, including outstanding Vornado employee stock options, restricted units, warrants and convertible or redeemable securities.

Stock-Based Compensation: Stock-based compensation consists of awards to certain of Vornado’s employees and officers and consists of stock options, restricted Vornado common stock, restricted partnership units and out-performance plan awards. The terms of each of these awards are described in Note 11. Stock-Based Compensation. We account for all stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”).

Stock option awards

We determine the value of stock option awards, using a binomial valuation model and appropriate market assumptions adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense for stock option awards is recognized on a straight-line basis over the vesting period, which is generally five years.

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

Restricted Operating Partnership unit awards are also valued using the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, adjusted to include an estimated forfeiture factor which is based on history. Compensation expense is recognized over the five year vesting period using a graded vesting attribution model as these awards are subject to the satisfaction of a performance condition. Distributions paid on unvested units are charged to retained earnings. Distributions on units that are cancelled or terminated prior to the satisfaction of the performance condition and vesting are charged to compensation expense in the period they are cancelled or terminated.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Recently Issued Accounting Literature

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements primarily consist of (i) marketable securities, (ii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheets and (iii) Redeemable Class A units, held by third-parties. Financial assets and liabilities measured at fair value as of December 31, 2008 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy(1)
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$118,438	$118,438	$—	$—
Deferred compensation plan assets (included in other assets)	69,945	35,769	—	34,176
Interest rate caps (included in other assets)	25	—	25	—
Total Assets	$188,408	$154,207	$25	$34,176

Class A units	$882,740	$—	$882,740	$—

Deferred compensation plan liabilities	$69,945	$35,769	$—	$34,176

___________________

(1)

We chose not to elect the fair value option prescribed by SFAS 159, for our financial assets and liabilities that had not been previously measured at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the year ended December 31, 2008.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Losses	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance

For the year ended December 31, 2008	$50,578	$(15,407)	$(995)	$34,176

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact future financial results to the extent that we acquire significant amounts of real estate, in part because acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”), which is effective for us on January 1, 2009 and requires retrospective application. The adoption of this FSP will affect the accounting for our convertible debentures due to Vornado and our exchangeable senior debentures and Series D-13 convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The adoption of the FSP on January 1, 2009 will result in the recognition of an aggregate unamortized debt discount of $139,937,000 (as of December 31, 2008) in our consolidated balance sheets and additional interest expense in our consolidated statements of income. Our current estimate of the incremental interest expense for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,779
2006	6,736
2007	31,323
2008	40,387
2009	41,532
2010	44,013
2011	45,097
2012	9,133

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

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Investments

There were no material real estate acquisitions or investments during 2008. We completed approximately $4,045,400,000 of real estate acquisitions and investments in 2007. We record the assets (primarily land, building, in-place and above market leases) and liabilities (primarily mortgage debt and below market leases) acquired in real estate acquisitions at their estimated fair values. Below are the details of our 2007 acquisitions.

New York Office:

100 West 33rd Street, New York City / Manhattan Mall

On January 10, 2007, we acquired the 100 West 33rd Street, New York City / Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 845,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt was comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. The operations of 1290 Avenue of the Americas are included in the New York Office segment and the operations of 555 California Street are included in the Other segment. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Investments - continued

Washington, DC Office:

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $322,000,000 in cash and $61,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia, comprising 34 acres of land leased to three residential and retail operators, a 1,680 unit high-rise apartment complex and 10 acres of vacant land. Beginning on April 30, 2007, we consolidated the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 short-term note. On September 28, 2007, the buyer pre-paid the note in cash and we recognized a net gain on sale of $4,803,000.

BNA Complex

On August 9, 2007, we acquired a three building complex from The Bureau of National Affairs, Inc. (“BNA”) for $111,000,000 in cash. The complex contains approximately 300,000 square feet and is located in Washington’s West End between Georgetown and the Central Business District. We plan to convert two of these buildings into rental apartments. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Investments – continued

Retail:

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidated the accounts of this property into our consolidated financial statements from the date of acquisition.

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a portfolio of 15 shopping centers aggregating approximately 1.9 million square feet for an aggregate purchase price of $351,000,000. The properties are located primarily in Northern New Jersey and Long Island, New York. We have completed the acquisition of nine of these properties for an aggregate purchase price of $250,478,000, consisting of $109,279,000 in cash, $49,599,000 in preferred units, $12,460,000 of Class A units and $79,140,000 of existing mortgage debt. In December 2007, we determined not to complete the acquisition of the remaining six properties and expensed $2,700,000 which is included as a component of “impairment losses on development projects and costs of acquisitions not consummated” on our consolidated statement of income for the year ended December 31, 2007.

Other:

India Real Estate Ventures

In August 2008, we entered into a joint venture with Reliance Industries Limited (“Reliance”) (BSE: RIL), under which each partner has an equal ownership interest, to acquire, develop, and operate retail shopping centers across key cities in India. We are also a partner in four other joint ventures established to develop real estate in India’s major cities. During the year ended December 31, 2008, we funded an aggregate of $50,387,000 in cash to our India ventures, including $7,500,000 to the Reliance venture and $34,077,000 to the India Property Fund L.P. (“IPF”). As of December 31, 2008, our aggregate investment in all of these ventures was $89,295,000 and our remaining capital commitment is approximately $192,000,000. At December 31, 2008 and 2007, our ownership interest in IPF was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of IPF into our consolidated financial statements and beginning on January 1, 2008 we account for IPF under the equity method.

Filene’s, Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. We account for our investment in the joint venture on the equity method. In the fourth quarter of 2008, the venture deferred the development of this project and accordingly, we wrote-off $37,000,000 for our 50% share of development costs, which is included as a component of “(loss) income from partially owned entities” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Discontinued Operations

In accordance with the provisions of SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, we have reclassified the revenues and expenses of properties and businesses sold or to be sold to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

The net gains resulting from the disposition of the properties below are included in “income from discontinued operations” on our consolidated statements of income.

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

Americold Realty Trust (“Americold”)

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment for $220,000,000 in cash, which resulted in a net gain of $112,690,000.

Tysons Dulles Plaza

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex for $152,800,000 in cash, which resulted in a net gain of $56,831,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Discontinued Operations – continued

The following table sets forth the assets (primarily the net book value of real estate) related to discontinued operations.

(Amounts in thousands)	December 31,
	2008	2007
H Street – 8.6 acres of land subject to ground leases (see page 133)	$108,292	$108,470
Retail Properties	2,088	4,030
Americold	—	1,424,770
Tysons Dulles Plaza	—	95,048
	$110,380	$1,632,318

The following table sets forth the liabilities (primarily mortgage debt) related to discontinued operations as of December 31, 2008 and 2007.

(Amounts in thousands)	December 31,
	2008	2007
Americold	$750	$1,332,627
Tysons Dulles Plaza	—	3
	$750	$1,332,630

The following table sets forth the combined results of discontinued operations for the years ended December 31, 2008, 2007 and 2006.

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007	2006
Total revenues	$222,361	$865,584	$813,665
Total expenses	222,042	866,119	815,231
Net income (loss)	319	(535)	(1,566)
Net gains on sale of real estate	170,213	64,981	33,769
Income from discontinued operations	$170,532	$64,446	$32,203

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

We owned an economic interest in 14,565,500 McDonalds’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options had an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000 and provided for net cash settlement. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “interest and other investment income, net” on our consolidated statements of income. During 2006, we sold 2,119,500 of these shares at a weighted average price of $35.49 per share, and acquired an additional 1,250,000 option shares at a weighted average price of $33.08 per share. During 2007, we settled the 13,695,500 remaining option shares and received an aggregate of $260,719,000 in cash. We recognized net gains of $108,821,000 and $138,815,000 in the years ended December 31, 2007 and 2006, respectively, representing income from the mark-to-market of these shares during the period of our ownership through their settlement, net of related LIBOR charges.

In addition to the above, in October 2007, we sold 858,000 McDonald’s common shares for aggregate proceeds of $48,434,000, or $56.45 per share, and recognized a net gain of $23,090,000, representing accumulated appreciation during the period of our ownership. The shares were acquired in 2005 at a weighted average price of $29.54 per share, and were classified as “available-for-sale” marketable equity securities on our consolidated balance sheet.

The aggregate net gain from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

Investment in Sears, Roebuck and Co. (“Sears”)

We owned an economic interest in 7,916,900 Sears’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears’ common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “interest and other investment income, net” on our consolidated statements of income. On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (Nasdaq: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. During 2005 we sold 402,660 of the option shares at a weighted average price of $124.44 per share. During 2006, we settled the remaining 2,089,159 option shares at a weighted average price of $125.43 per share, resulting in a net gain of $18,611,000. The aggregate net gain realized from inception of this investment in 2004 through settlement was $142,877,000.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities - continued

GMH Communities L.P. Stock Purchase Warrants

We owned warrants to acquire GMH Communities L.P. (“GMH”) common equity. The warrants entitled us to acquire (i) 6,666,667 GMH limited partnership units at an exercise price of $7.50 per unit and (ii) 5,496,724 GMH limited partnership units at an exercise price of $8.22 per unit. The warrants were accounted for as derivative instruments that did not qualify for hedge accounting treatment. Accordingly, the gains or losses resulting form the mark-to-market of the warrants at the end of each reporting period were recognized as “interest and other investment income, net” on our consolidated statements of income.

On November 3, 2004, we exercised our first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000. On May 2, 2006, the date our remaining GMH warrants were to expire, we received 1,817,247 GMH Communities Trust (NYSE: GCT) (“GCT”) common shares through an automatic cashless exercise, which resulted in the recognition of a net loss of $16,370,000, the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price of $15.51 on December 31,2005.

6.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of December 31, 2008, we own 32.7% of Toys. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income or loss on a one-quarter lag basis.

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

Below is a summary of Toys’ latest available financial information presented on a purchase accounting basis:

(Amounts in millions)
Balance Sheet:	As of November 1, 2008	As of November 3, 2007
Total Assets	$12,410	$12,636
Total Liabilities	11,481	11,645
Total Equity	929	991

	For the Twelve Months Ended
Income Statement:	November 1, 2008	November 3, 2007	October 28, 2006
Total Revenue	$14,090	$13,646	$12,205
Net Loss	(13)	(65)	(143)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”)

We owned 32.5% and 32.8% of the outstanding common shares of Alexander’s at December 31, 2008 and 2007, respectively. We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable. At December 31, 2008 the fair value of our investment in Alexander’s, based on Alexander’s December 31, 2008 closing share price of $254.90, was $421,622,000.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $234,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed payments of $750,000 per annum. During the years ended December 31, 2008, 2007 and 2006, we recognized $4,101,000, $4,482,000 and $725,000, respectively, of development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants. In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties. We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (5.19% at December 31, 2008).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%. During the years ended December 31, 2008, 2007 and 2006, we recognized $2,083,000, $3,016,000 and $2,828,000, respectively, of income under these agreements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

On December 31, 2006, Newkirk Realty Trust (NYSE: NKT) was acquired in a merger by Lexington, a real estate investment trust that invests in, owns and manages commercial properties net leased to major corporations throughout the United States. We owned 10,186,991 Newkirk Master Limited Partnership (“Newkirk MLP”) units (representing a 15.8% ownership interest), which was also acquired by Lexington as a subsidiary and was renamed Lexington Master Limited Partnership (“Lexington MLP”). The units in Newkirk MLP, which we accounted for on the equity method, were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which we also account for on the equity method. In addition, upon the merger, Newkirk terminated its advisory agreement with NKT Advisors, in which we had a 20.0% interest, for an aggregate payment of $12,500,000, of which our share was $2,300,000. On December 31, 2006, we recognized a net gain of $10,362,000, as a result of the merger transactions, which is included on a component of “(loss) income from partially owned entities” on our consolidated statement of income.

In connection with the above transactions, we owned 8,149,592 limited partnership units of Lexington MLP which were exchangeable on a one-for-one basis into Lexington common shares, or a 7.7% limited partnership interest. On October 28, 2008, we acquired 8,000,000 Lexington common shares for $5.60 per share, or $44,800,000. The purchase price consisted of $22,400,000 in cash and a $22,400,000 margin loan recourse only to the 8,000,000 shares acquired. In addition, we exchanged our existing limited partnership units in Lexington MLP for 8,149,592 Lexington common shares. As of December 31, 2008, we own 16,149,592 Lexington common shares, or approximately 17.2% of Lexington’s common equity. We account for our investment in Lexington on the equity method and record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2008 closing share price of $5.00, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington was $80,748,000, or $100,707,000 below the carrying amount on our consolidated balance sheet. We have concluded that our investment in Lexington is “other-than-temporarily” impaired and recorded a $100,707,000 non-cash impairment loss in the fourth quarter of 2008. Together with impairment changes recorded in the nine months ended September 30, 2008, we recognized an aggregate of $107,882,000 of non-cash charges on our investment in Lexington. Our conclusions were based on the recent deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term. These charges are included as a component of “(loss) income from partially owned entities,” on our consolidated statement of income.

GMH

In June 2008, pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc. (“ACC”) (NYSE: ACC), we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000 which is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income. The aggregate net income realized from inception of this investment in 2004 through its disposition was $77,000,000.

Real Estate Joint Ventures’ Development Costs

During 2008, we recognized non-cash charges aggregating $96,037,000, for the write-off of our share of certain partially owned entities’ development costs, as these projects were either deferred or abandoned. These charges include $37,000,000 in the fourth quarter of 2008, for our 50% share of costs in connection with the redevelopment of the Filene’s property in Boston, Massachusetts and $23,000,000 in the first quarter of 2008, for our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project. Such charges are included as a component of “(loss) income from partially owned entities,” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Investments in partially owned entities as of December 31, 2008 and 2007 and income recognized from such investments for the years ended December 31, 2008, 2007 and 2006 are as follows:

Investments:

(Amounts in thousands)	Percentage
	Ownership as of	As of December 31,
	December 31, 2008	2008	2007

Toys	32.7%	$293,096	$298,089

Partially owned office buildings (1)	(1)	$157,468	$161,411
Lexington (see page 140)	17.2%	80,748	160,868
India real estate ventures	4%-50%	88,858	123,997
Alexander’s	32.5%	137,305	122,797
GMH (sold in June 2008)	—	—	103,260
Beverly Connection (2)	50%	—	91,302
Other equity method investments (3)	(3)	325,775	443,107
		$790,154	$1,206,742

____________________________

(1)

Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)

As of November 13, 2008, our joint venture partner’s failure to contribute its pro rata share of required capital resulted in our ability under the joint venture agreement to assert unilateral control over major business decisions and accordingly, we began to consolidate our investment pursuant to Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements.

(3)	Includes interests in Monmouth Mall and redevelopment ventures including Boston Filene’s, Harlem Park and Farley Project.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Our Share of Net Income (Loss):	For the Years Ended December 31,
(Amounts in thousands)	2008	2007	2006

Toys:
32.7% share in 2008 and 2007 and 32.9% in 2006: Equity in net loss	$(5,785)		$(20,957)	$(56,218)
Interest and other income	8,165		6,620	8,698
	$2,380		$(14,337)	$(47,520)
Alexander’s:
32.5% share in 2008, 32.8% in 2007 and 2006 of:
Equity in net income before reversal (accrual) of stock appreciation rights compensation expense and net gain on sale of condominiums	$17,484		$22,624	$19,120
Reversal (accrual) of stock appreciation rights compensation expense	6,583		14,280	(49,043)
Net gain on sale of condominiums	—		420	4,580
Equity in net income (loss)	24,067		37,324	(25,343)
Management and leasing fees	8,503		8,783	10,088
Development fees	4,101		4,482	725
	$36,671		$50,589	$(14,530)

Lexington (see page 140)	$(105,630	)(1)	$2,211	$34,459 (2)

Beverly Connection (3):
50% share of equity in net loss	(8,706	)(4)	(7,031)	(8,567)
Interest and other income	14,450		12,141	10,837
	5,744		5,110	2,270

India Real Estate Ventures:
4% to 50% share of equity in net losses	(3,336)		—	—

GMH:
13.8% share in 2007 and 13.5% in 2006: Equity in net income (loss)	—		6,463	(1,013)

H Street non-consolidated entities:
50% share of equity in net income	—		5,923 (5)	11,074 (6)

Other (7)	(92,656	)(8)	12,184	13,565
	$(195,878)		$31,891	$60,355

_________________________

See notes on following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Notes to preceding tabular information (in thousands):

(1)	Includes $107,882 for non-cash impairment charges.

(2)	Includes (i) a $10,362 net gain recognized as a result of the acquisition of Newkirk by Lexington and (ii) $10,842 for our share of Newkirk MLP’s net gains on sale of real estate.

(3)

As of November 13, 2008, our joint venture partner’s failure to contribute its pro rata share of required capital resulted in our ability under the joint venture agreement to assert unilateral control over major business decisions and accordingly, we began to consolidate our investment pursuant to ARB 51.

(4)

Includes $4,100 for the reversal of a non-cash charge recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of Accounting Principles Board Opinion 18, The Equity Method of Accounting For Investments In Common Stock, should have been eliminated in the determination of our share of the earnings of the venture. In addition, in accordance with EITF 99-10, during the quarter ended September 30, 2008 our partner’s capital account was reduced to zero and, accordingly, we recognized $1,528 of additional net loss for the portion that related to our partner’s pro rata share of the venture’s net loss.

(5)

Represents our 50% share of equity in net income from January 1, 2007 through April 29, 2007. On April 30, 2007, we acquired the remaining 50% interest of these entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method.

(6)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded our access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. 2006 includes $3,890 for our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(7)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC and other equity method investments.

(8)	Includes $96,037 for non-cash charges for the write-off of our share of certain partially owned entities’ development costs.

Condensed Combined Financial Information of Partially Owned Entities

The following is a summary of combined financial information for all of our partially owned entities, including Toys, Alexander’s, and Lexington, as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

(Amounts in millions)	December 31,
Balance Sheet:	2008	2007
Total Assets	$23,705	$24,832
Total Liabilities	19,526	20,611
Total Equity	4,179	4,221

	For the Years Ended December 31,
Income Statement:	2008	2007	2006
Total Revenue	$15,313	$14,821	$13,036
Net Loss	(43)	(144)	(19)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2008 and 2007, none of which is recourse to us.

	100% of Partially Owned Entities Debt at
(Amounts in thousands)	December 31, 2008	December 31, 2007
Toys (32.7% interest) (as of November 1, 2008 and November 3, 2007, respectively):
$1.3 billion senior credit facility, due 2010, (6.14% at December 31, 2008)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00% - 3.75% (3.57% at December 31, 2008) ($110,000 reserved for outstanding letters of credit)	367,000	489,000
Mortgage loan, due 2010, LIBOR plus 1.30% (2.50% at December 31, 2008)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.83% at December 31, 2008)	797,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	568,000	741,000
7.625% bonds, due 2011 (Face value – $500,000)	486,000	481,000
7.875% senior notes, due 2013 (Face value – $400,000)	377,000	373,000
7.375% senior notes, due 2018 (Face value – $400,000)	335,000	331,000
Japan borrowings, due 2009-2011 (weighted average rate of 1.29% at December 31, 2008)	289,000	243,000
4.51% Spanish real estate facility, due 2013	167,000	193,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.96% at December 31, 2008)	180,000	180,000
Japan bank loans, due 2011-2014, 1.20%-2.80%	158,000	161,000
6.84% Junior U.K. real estate facility, due 2013	101,000	132,000
4.51% French real estate facility, due 2013	81,000	93,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00%	—	28,000
Other	73,000	60,000
	6,100,000	6,423,000
Alexander’s (32.5% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in March 2014, with interest at 5.33% (prepayable without penalty after December 2013)	373,637	383,670
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after March 2015)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after March 2011)	199,537	203,456
Rego Park construction loan payable, due in December 2010, with a one-year extension, LIBOR plus 1.20% (3.08% at December 31, 2008)	181,695	55,786
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	78,386	79,285
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,221,255	1,110,197
Lexington (7.7% interest) (as of September 30, 2008 and September 30, 2007, respectively): Mortgage loans collateralized by the partnership’s real estate, due from 2008 to 2037, with a weighted average interest rate of 5.65% at September 30, 2008 (various prepayment terms)	2,486,370	3,320,261

GMH – 13.8% interest in mortgage notes payable	—	995,818

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

(Amounts in thousands)	100% of Partially Owned Entities Debt at
Partially owned office buildings:	December 31, 2008	December 31, 2007
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 5.69% at December 31, 2008 (various prepayment terms)	$143,000	$144,340
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	—
330 Madison Avenue (25% interest) up to $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% with interest at 3.38%	70,000	60,000
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	62,815	64,035
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.43% at December 31, 2008)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	21,426	21,808
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2009 to 2022, with a weighted average interest rate of 13.38% at December 31, 2008 (various prepayment terms)	148,792	136,431
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (4.60% at December 31, 2008)	90,500	—
Waterfront associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00%-3.00% (3.19% at December 31, 2008)	57,600	—
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2037, with a weighted average interest rate of 6.03% at December 31, 2008 (various prepayment terms)	559,840	487,122
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2015, with a weighted average interest rate of 4.96% at December 31, 2008 (various prepayment terms)	307,098	225,704
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option; $114 million fixed at 4.62%, balance at LIBOR plus 1.75% (4.49% at December 31, 2008)	132,128	101,045
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,800	14,422
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,200	9,045
Other	468,559	452,320

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,196,585,000 and $3,289,873,000 as of December 31, 2008 and 2007, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of December 31, 2008 and 2007.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	December 31, 2008	December 31, 2008	December 31, 2007
Equinox (1)	02/13	14.00%	$85,796	$73,162
Tharaldson Lodging Companies (2)	04/11	4.68%	76,341	76,219
Riley HoldCo Corp. (3)	02/15	10.00%	74,381	74,268
280 Park Avenue (4)	06/16	10.25%	73,750	73,750
MPH, net of valuation allowance of $46,700 and $57,000, respectively (5)	—	—	19,300	9,000
Other	04/09-07/17	4.75 – 12.0%	142,971	185,940
			$472,539	$492,339

_____________________

(1)

On February 10, 2006, we acquired a 50% interest in a $115,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500 in cash. The Note is secured by a pledge of the stock of Related Equinox Holdings II. Related Equinox Holdings II owns Equinox Holdings Inc., which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand. The Note is junior to a $50,000 revolving loan and $280,000 of senior unsecured obligations. The Note is senior to $125,000 of equity contributed by third parties for their acquisition of the Equinox fitness club business. The Note matures on February 15, 2013 and bears paid-in-kind interest at 14% through February 15, 2011, increasing by 3% per annum through maturity. The Note is prepayable at any time after February 15, 2009.

(2)

On June 16, 2006, we acquired an 81.5% interest in a $95,968 mezzanine loan to Tharaldson Lodging Companies for $78,166 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778 of debt and is senior to approximately $192,000 of other debt and equity. The loan matures in April 2009, with two one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.25% (4.68% at December 31, 2008).

(3)

In 2005, we made a $135,000 loan to Riley HoldCo Corp., consisting of a $60,000 mezzanine loan and a $75,000 fixed rate unsecured loan. During 2006, we were repaid the $60,000 balance of the mezzanine loan with a pre-payment premium of $972, which was recognized as “interest and other investment income” for the year ended December 31, 2006.

(4)

On June 30, 2006, we made a $73,750 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000 of equity and interest reserves.

(5)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700 for $66,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. At December 31, 2007, we reduced the net carrying amount of the loans to $9,000 by recognizing a $57,000 non-cash charge in our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300 which resulted in the reduction of our valuation allowance from $57,000 to $46,700 and the recognition of $10,300 of non-cash income in our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Identified Intangible Assets

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of December 31, 2008 and December 31, 2007.

(Amounts in thousands)	December 31, 2008	December 31, 2007

Identified intangible assets (included in other assets):
Gross amount	$784,192	$726,204
Accumulated amortization	(258,242)	(162,845)
Net	$525,950	$563,359

Identified intangible liabilities (included in deferred credit):
Gross amount	$998,179	$977,455
Accumulated amortization	(278,357)	(163,357)
Net	$719,822	$814,098

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $96,176,000, $83,292,000 and $23,490,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated annual amortization of acquired below-market leases net of acquired above-market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$69,110
2010	62,152
2011	59,187
2012	55,470
2013	47,504

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $86,498,000, $45,764,000 and $21,156,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated annual amortization of all other identified intangible assets, including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$58,973
2010	56,286
2011	53,879
2012	49,296
2013	42,068

We are a tenant under ground leases for certain properties. Amortization of these acquired below-market leases resulted in an increase to rent expense of $2,654,000, $1,565,000 and $320,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$2,133
2010	2,133
2011	2,133
2012	2,133
2013	2,133

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Interest Rate at	Balance at
Notes and Mortgages Payable:	Maturity (1)	December 31, 2008	December 31, 2008	December 31, 2007
Fixed Interest:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$444,667	$454,166
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	287,386	292,000
909 Third Avenue	04/15	5.64%	214,074	217,266
Eleven Penn Plaza	12/11	5.20%	206,877	210,338

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartment Complex (2)	04/15	5.43%	195,546	46,339
1215 Clark Street, 200 12th Street & 251 18th Street	01/25	7.09%	115,440	117,464
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	87,721	89,514
1550, 1750 Crystal Drive	11/14	7.08%	83,912	86,026
Universal Buildings	04/14	4.88%	59,728	62,613
2345 Crystal Drive	09/08	6.66%	—	58,656
1235 Clark Street	07/12	6.75%	54,128	54,936
2231 Crystal Drive	08/13	7.08%	50,394	52,293
241 18th Street	10/10	6.82%	46,532	47,445
1750 Pennsylvania Avenue	06/12	7.26%	46,570	47,204
2011 Crystal Drive	10/09	6.88%	38,338	39,135
1225 Clark Street	08/13	7.08%	30,145	31,279
1800, 1851, 1901 South Bell Street	12/11	6.91%	27,801	35,558

Retail:
Cross collateralized mortgages on 42 shopping centers	03/10	7.93%	448,115	455,907
Springfield Mall (including present value of purchase option)	10/12-04/13	5.45%	252,803	256,796
Green Acres Mall (3)	(3)	(3)	—	137,331
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.40%	94,879	97,050
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	60,766	62,130
Other	05/09-11/34	4.00%-7.33%	159,597	165,299

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	220,361	221,258
Boston Design Center	09/15	5.02%	70,740	71,750
Washington Design Center	11/11	6.95%	44,992	45,679

Other:
555 California Street	05/10-09/11	5.97%	720,671	719,568
Industrial Warehouses	10/11	6.95%	25,268	25,656
Total Fixed Interest Notes and Mortgages Payable		5.96%	7,117,727	7,230,932
_______________________

See notes on page 150.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate at	Balance at
Notes and Mortgages Payable:	Maturity (1)	Spread over LIBOR	December 31, 2008	December 31, 2008	December 31, 2007
Variable Interest:
New York Office:
Manhattan Mall	02/12	L+55	1.75%	$232,000	$232,000
866 UN Plaza	05/11	L+40	1.84%	44,978	44,978
Washington, DC Office:
2101 L Street (4)	02/13	L+120	1.68%	150,000	—
Courthouse Plaza One and Two	01/15	L+75	2.58%	70,774	74,200
River House Apartments (2)	04/18	(2)	1.78%	64,000	—
Commerce Executive III, IV and V	07/09	L+55	1.98%	50,223	50,223
1999 K Street (5)	12/10	L+130	2.73%	73,747	—
220 20th Street (6)	01/11	L+115	2.03%	40,701	—
West End 25 (7)	02/11	L+130	3.19%	24,620	—
Retail:
Green Acres Mall (3)	02/13	L+140	3.28%	335,000	—
Bergen Town Center (8)	03/13	L+150	3.41%	228,731	—
Beverly Connection (9)	07/09	L+245	3.70%	100,000	—
Other:
220 Central Park South	11/10	L+235 – L+245	3.82%	130,000	128,998
India Property Fund L.P. (10)	(10)	(10)	—	—	82,500
Other	07/09 – 11/11	Various	3.79%	172,886	94,626
Total Variable Interest Notes and Mortgages Payable			2.85%	1,717,660	707,525
Total Notes and Mortgages Payable			5.36%	$8,835,387	$7,938,457

Due to Vornado:
Due 2027 (11)	04/12		2.85%	$1,364,805	$1,376,278
Due 2026 (12)	11/11		3.63%	978,109	984,134
Total Due to Vornado			3.18%	$2,342,914	$2,360,412

Senior Unsecured Notes:
Senior unsecured notes due 2009 (13)	08/09		4.50%	$168,289	$249,365
Senior unsecured notes due 2010	12/10		4.75%	199,625	199,436
Senior unsecured notes due 2011	02/11		5.60%	249,902	249,855
Total Senior Unsecured Notes			5.03%	$617,816	$698,656

Exchangeable Senior Debentures due 2025	04/12		3.88%	$494,501	$492,857

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55(15)	1.97%	$300,000	$300,000
$.965 billion unsecured revolving credit facility (14) ($44,565 reserved for outstanding letters of credit)	06/11	L+55(15)	2.18%	58,468	105,656
Total Unsecured Revolving Credit Facilities			2.00%	$358,468	$405,656
____________________________

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

(2)

On March 12, 2008, we completed a $260,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000 interest-only seven-year 5.43% fixed rate mortgage and a $64,000 interest-only ten-year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (1.78% at December 31, 2008). We retained net proceeds of $205,000 after repaying the existing loan.

(3)

On February 11, 2008, we completed a $335,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (3.28% at December 31, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000 after repaying the existing loan.

(4)

On February 26, 2008, we completed a $150,000 financing of 2101 L Street. The loan bears interest at LIBOR plus 1.20% (1.68% at December 31, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000.

(5)

On March 27, 2008, we closed a construction loan providing up to $124,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (2.73% at December 31, 2008) and matures in December 2010 with two six-month extension options.

(6)

On January 18, 2008, we closed a construction loan providing up to $87,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (2.03% at December 31, 2008) and matures in January 2011 with two six-month extension options.

(7)

On February 20, 2008, we closed a construction loan providing up to $104,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.19% at December 31, 2008) and matures in February 2011 with two six-month extension options.

(8)

On March 24, 2008, we closed a construction loan providing up to $290,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (3.41% at December 31, 2008) and matures in March 2011 with two one-year extension options.

(9)	Beginning in November 2008, we consolidate our investment in Beverly Connection and no longer account for it under the equity method.

(10)

Beginning in the first quarter of 2008, we account for our investment in the India Property Fund on the equity method and no longer consolidate its accounts into our consolidated financial statements, based on the reduction in our ownership interest from 50.6% as of December 31, 2007 to 36.5%.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Notes to preceding tabular information:

(Amounts in thousands)

(11)

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

In November 2008, Vornado purchased $17,300 (aggregate face amounts) of its convertible senior debentures due 2027 for $11,094 in cash. Simultaneously, we repaid $17,300 (aggregate face amounts) of the amount due to Vornado for $11,094 in cash.

(12)

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

In November 2008, Vornado purchased $10,200 (aggregate face amounts) of its convertible senior debentures due 2026 for $6,987 in cash. Simultaneously, we repaid $10,200 (aggregate face amounts) of the amount due to Vornado for $6,987 in cash.

(13)	During 2008, we purchased $81,540 (aggregate face amounts) of our senior unsecured notes due August 15, 2009 for $80,408.

(14)

Lehman Brothers is part of the syndicate of banks under this unsecured revolving credit facility with a total commitment of $35 million. On September 15, 2008, Lehman Brothers filed for Chapter 11 bankruptcy protection. All of the banks in the syndicate, except for Lehman Brothers, have funded their pro rata share of a draw we made subsequent to Lehman’s bankruptcy filing.

(15)	Requires the payment of an annual facility fee of 15 basis points.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Our revolving credit facility and senior unsecured notes contain financial covenants which require us to maintain minimum interest coverage ratios and limit our debt to market capitalization ratios. We believe that we have complied with all of our financial covenants as of December 31, 2008.

On May 9, 2006, we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended. Holders of approximately 96.7% of the aggregate face amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes. In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes. In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in 2006.

The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $11.631 billion at December 31, 2008. As of December 31, 2008, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Mortgages Payable	Senior Unsecured Debt	Due to Vornado
2009	$349,249	$168,460	$—
2010	977,185	200,000	—
2011	1,978,996	308,468	989,800
2012	911,606	799,999	1,382,700
2013	1,109,516	—	—
Thereafter	3,464,965	—	—

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Partners’ capital

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) income was ($6,899,000) and $29,772,000 as of December 31, 2008 and 2007, respectively, and primarily consists of accumulated unrealized (loss) income from the mark-to-market of marketable equity securities classified as available-for-sale.

Partnership Units

The following table sets forth the details of our Class A units and preferred units of beneficial interest that are held by Vornado, as of December 31, 2008 and 2007.

Units Series	Outstanding Units at		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate	Conversion Rate Into Class A Units
	December 31, 2008	December 31, 2007

Class A Units (1)	155,285,903	153,076,606	N/A	N/A	N/A

Preferred Units:
Series A convertible (2)	80,362	80,362	$50.00	$3.25	1.38504
7.0% Series D-10 (3)	1,600,000	1,600,000	$25.00	$1.75	N/A
7.0% Series E (3)	3,000,000	3,000,000	$25.00	$1.75	N/A
6.75% Series F (3)	6,000,000	6,000,000	$25.00	$1.6875	N/A
6.625% Series G (3)	8,000,000	8,000,000	$25.00	$1.65625	N/A
6.75% Series H (3)	4,500,000	4,500,000	$25.00	$1.6875	N/A
6.625% Series I (3)	10,800,000	10,800,000	$25.00	$1.65625	N/A

______________________

(1)

Represents Class A units owned by Vornado, our general partner. Class A units held by third-parties are classified outside of “Partners’ Capital” as “Redeemable Partnership Units” (see note 16 on page 164).

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

(3)

Distributions are cumulative and payable quarterly in arrears. Redeemable at our option at a redemption price of $25.00 per unit, plus any accrued and unpaid distributions, on or after the 5th anniversary from the date of issuance (ranging from November 2008 to August 2010), or sooner under limited circumstances. These units have no maturity date and will remain outstanding indefinitely unless they are redeemed.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain of Vornado’s employees and officers. Vornado has approximately 2,400,000 shares available for future grant under the Plan at December 31, 2008.

In March 2006, Vornado’s Board of Trustees (the “Board”) approved an amendment to the Plan to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”). OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan. OP Units may be converted into Class A units and, consequently, become convertible by the holder on a one-for-one basis for Vornado’s common shares or the cash value of such shares at Vornado’s election.

We account for all stock-based compensation in accordance with SFAS 123R: Stock based compensation expense for the year ended December 31, 2007 and 2006 consists of stock option awards, restricted stock and partnership unit awards and out-performance plan awards.

2006 Out-Performance Plan

In March 2006, Vornado’s Board approved the terms of the Vornado Realty Trust 2006 Out-Performance Plan (the “2006 OPP”), a long-term “pay-for-performance” incentive compensation program. The purpose of the 2006 OPP was to further align the interests of Vornado’s shareholders and management by encouraging Vornado’s senior officers and employees to create shareholder value. On April 25, 2006, Vornado’s Compensation Committee approved 2006 OPP awards to a total of 54 employees and officers of Vornado, which aggregated 91% of the total 2006 OPP. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $46,141,000 and is being amortized into expense over the five-year vesting period beginning on the date of grant, using a graded vesting attribution model.

Under the 2006 OPP, award recipients share in a performance pool when Vornado’s total return to shareholders exceeds a cumulative 30% (for a period of 30 consecutive days), including both share appreciation and dividends paid, from a price per share of $89.17 (the average closing price per common share for the 30 trading days prior to March 15, 2006). The size of the pool is 10% of the amount in excess of the 30% benchmark, subject to a maximum cap of $100,000,000. Each award was designated as a specified percentage of the $100,000,000 maximum cap. Awards were issued in the form of a new class of Operating Partnership units (“OPP Units”) and are subject to achieving the performance threshold, time vesting and other conditions. OPP Units are convertible by the holder into an equivalent number of Class A units, which are redeemable by the holder for Vornado common shares on a one-for-one basis or the cash value of such shares, at Vornado’s election. All awards earned vest 33.3% on each of March 15, 2009, 2010 and 2011 subject to continued employment. Once a performance pool has been established, each OPP Unit will receive a distribution equal to the distribution paid on a Class A unit, including an amount payable in OPP Units representing distributions paid on a Class A unit during the performance period. As of January 12, 2007, the maximum performance threshold under the Out-Performance Plan was achieved, concluding the performance period.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

2008 Out-Performance Plan

On March 31, 2008, Vornado’s Compensation Committee approved a $75,000,000 out-performance plan (the “2008 OPP”) that requires the achievement of performance objectives against both absolute and relative thresholds. The 2008 OPP establishes a potential performance pool in which 78 members of senior management have the opportunity to share if the total return to Vornado’s shareholders (the “Total Return”) resulting from both share appreciation and dividends for the four-year period from March 31, 2008 to March 31, 2012 exceeds both an absolute and a relative hurdle. The initial value from which to determine the Total Return is $86.20 per share, a 0.93% premium to the trailing 10-day average closing price on the New York Stock Exchange for Vornado’s common shares on the date the plan was adopted.

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

The 2008 OPP also provides participants an opportunity to earn partial awards during two interim measurement periods (the “Interim Periods”): (a) one for a period consisting of the first two years of the performance period and (b) one for a period consisting of the final two years of the performance period. For each Interim Period, participants may be entitled to share in 40% ($30,000,000) of the maximum $75,000,000 performance pool if the performance thresholds have been met for the applicable Interim Periods on a pro rated basis. The starting share price for the first Interim Period is $86.20 per share. The starting share price for the second Interim Period is equal to the greater of Vornado’s common share price on March 31, 2010, or the initial starting share price of $86.20 per share less dividends paid during the first two years of the plan. If the maximum award is earned during the first Interim Period, participants lose the potential to earn the second Interim Period award, but not the potential to earn the remainder of the maximum award over the four-year period. The size of any out-performance pool for an Interim Period will be determined based on the highest 30-day trailing average price of Vornado’s shares during the final 120 days of the applicable Interim Period. Awards earned under the program (including any awards earned for the Interim Periods), will vest 50% on March 31, 2012 and 50% on March 31, 2013. The fair value of the OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $21,600,000, and is being amortized into expense over a five-year period beginning on the date of grant through the final vesting period, using a graded vesting attribution model.

For the years ended December 31, 2008, 2007 and 2006, we recognized $16,021,000, $12,734,000 and $8,293,000 of compensation expense, respectively, in connection with Vornado’s 2006 and 2008 out-performance plans. The remaining unrecognized compensation expense of $29,551,000 will be recognized over a weighted-average period of 2.0 years. Distributions paid on unvested OPP Units are charged to retained earnings on our consolidated statements of income and amounted to $2,918,000, $2,694,000 and $0 in 2008, 2007 and 2006, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to 100% of the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest pro-rata over five years and expire 10 years from the date of grant. In 2008, Vornado’s senior executives were granted options with an exercise price of 17.5% in excess of the average of the high and low market price of Vornado’s common shares on the NYSE on the date of the grant.

Compensation expense is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2008, 2007, and 2006, we recognized $9,051,000, $4,549,000 and $1,705,000, of compensation expense, respectively, for the portion of stock option awards that vested during each year.

Below is a summary of Vornado’s stock option activity under the Plan for the year ended December 31, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	9,725,311	$49.41
Granted	2,806,615	101.23
Exercised	(2,420,749)	35.56
Cancelled	(120,694)	106.70
Outstanding at December 31, 2008	9,990,483	$66.64	5.2	$123,360,000
Options vested and expected to vest at December 31, 2008	9,970,106	$66.57	5.2	$123,360,000
Options exercisable at December 31, 2008	5,595,718	$39.68	2.4	$123,356,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Expected volatility	19%	17%	17%
Expected life	7.7 years	5 years	5 years
Risk-free interest rate	3.2%	4.5%	4.4%
Expected dividend yield	4.8%	5.0%	5.0%

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.80, $12.55 and $10.23, respectively. Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $27,587,000, $34,648,000 and $75,665,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $79,997,000, $99,656,000 and $244,694,000, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over five years. Compensation expense is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2008, 2007 and 2006, we recognized $3,201,000, $4,079,000 and $3,820,000 of compensation expense, respectively, for the portion of restricted stock awards that vested during each year. As of December 31, 2008, there was $3,772,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.74 years. Distributions paid on unvested shares are charged directly to retained earnings and amounted to $308,000, $533,000 and $842,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $4,472,000, $8,907,000 and $6,170,000, respectively.

Below is a summary of restricted stock activity under the Plan for the year ended December 31, 2008.

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	159,388	$70.07
Granted	6,987	85.20
Vested	(75,593)	57.25
Forfeited	(2,922)	99.81
Non-vested at December 31, 2008	87,860	81.31

Restricted Operating Partnership Units (“OP Units”)

Restricted OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over five years and are subject to a taxable book-up event, as defined. The fair value of these awards on the date of grant, as adjusted for estimated forfeitures, was approximately $7,167,000, $10,696,000, and $3,480,000 for the awards granted in 2008, 2007 and 2006, respectively, and is amortized into expense over the five-year vesting period using a graded vesting attribution model. During the years ended December 31, 2008, 2007 and 2006, we recognized $6,257,000, $5,493,000, and $1,053,000, of compensation expense, respectively, for the portion of Restricted OP Units that vested during last year. As of December 31, 2008, there was $8,150,000 of total remaining unrecognized compensation cost related to non-vested OP units granted under the Plan and the cost is expected to be recognized over a weighted-average period of 1.78 years. Distributions paid on unvested OP Units are charged to retained earnings on our consolidated statements of income and amounted to $938,000, $444,000, and $147,000 in 2008, 2007 and 2006, respectively. The total fair value of units vested during the year ended December 31, 2008 was $1,952,000.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2008.

Non-vested Units	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,2008	155,028	$83.37
Granted	112,726	63.58
Vested	(32,993)	82.55
Forfeited	(1,682)	62.31
Non-vested at December 31, 2008	233,079	74.07

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plans

Prior to December 2008, we had two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”). The benefits under the Vornado Plan and the Mart Plan (collectively, the “Plans”) were frozen in December 1997 and June 1999, respectively. Benefits under the Plans are or were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits. Funding policy for the Plans was based on contributions at the minimum amounts required by law. In December 2008, we finalized the termination of the Vornado Plan which resulted in a $4,600,000 pension settlement expense which is included as a component of “general and administrative” expense on our consolidated statement of income. In addition, during the first quarter of 2009, we expect to finalize the termination of the Mart Plan, which will result in the recognition of a $2,800,000 pension settlement expense. The financial results of the Mart Plan, using a December 31, measurement date, are provided below.

Obligations and Funded Status

The following table sets forth the Mart Plan’s funded status and amounts recognized in our balance sheets:

	2008	2007
(Amounts in thousands)
Fair value of plan assets at end of year	$11,850	$13,113
Benefit obligation at end of year	13,355	12,430
Funded status at end of year	$(1,505)	$683

Amounts recorded in the consolidated balance sheet:
Other assets (prepaid benefit cost)	$—	$683

Other liabilities (accrued benefit cost)	$(1,505)	$—

	Pension Benefits
	Year Ended December 31,
	2008	2007	2006
Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net loss	$2,488	$274	$—

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for the pass-through to tenants the tenants’ share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2008, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2009	$1,792,000
2010	1,732,000
2011	1,576,000
2012	1,417,000
2013	1,300,000
Thereafter	7,216,000

These amounts do not include rentals based on tenants’ sales. These percentage rents approximated $7,322,000, $9,379,000, and $7,593,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

None of our tenants accounted for more than 10% of total revenues for the years ended December 31, 2008, 2007 and 2006.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations. On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop. Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent. At December 31, 2008, we are due an aggregate of $30,400,000 which is a component of “Accounts Receivable, net” on our consolidated balance sheets recorded at its estimated realizable amount. We believe the additional rent provision of the guaranty expires at the earliest in 2012 and we are vigorously contesting Stop & Shop’s position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases - continued

As lessee:

We are a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years. Future minimum lease payments under operating leases at December 31, 2008, are as follows:

(Amounts in thousands)
Year Ending December 31:
2009	$26,346
2010	25,066
2011	24,657
2012	24,865
2013	24,872
Thereafter	1,005,370

Rent expense was $29,320,000, $24,503,000, and $18,655,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We are also a lessee under capital leases for real estate. Lease terms generally range from 5-20 years with renewal or purchase options. Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter. Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income. As of December 31, 2008, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2009	$706
2010	707
2011	706
2012	707
2013	706
Thereafter	18,134
Total minimum obligations	21,666
Interest portion	(14,878)
Present value of net minimum payments	$6,788

At December 31, 2008 and 2007, $6,788,000 and $6,820,000, respectively, representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets. Property leased under capital leases had a total cost of $6,216,000, and related accumulated depreciation of $1,717,000 and $1,562,000, at December 31, 2008 and 2007, respectively.

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

Other Contractual Obligations

At December 31, 2008, there were $44,565,000 of outstanding letters of credit under our $0.965 billion revolving credit facility. Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $213,352,000. Of this amount, $80,923,000 is committed to IPF and is pledged as collateral to IPF’s lender.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies – continued

Litigation

We are from time to time involved in various other legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to above, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump has filed a notice appealing the 2007 and 2009 decisions. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, and in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, H-Street acquired the remaining 50% interest in that fee. In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Related Party Transactions

Loan and Compensation Agreements

Pursuant to our annual compensation review in February 2002 with Joseph Macnow, Vornado’s Chief Financial Officer, Vornado’s Compensation Committee approved a $2,000,000 loan to Mr. Macnow, which bore interest at the applicable federal rate of 4.65% per annum and was scheduled to mature in June 2007. The loan was funded on July 23, 2002 and was collateralized by assets with a value of not less than two times the loan amount. On March 26, 2007, Mr. Macnow repaid to us his $2,000,000 outstanding loan.

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

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

We own 32.5% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board and Chief Executive Officer, and Michael D. Fascitelli, Vornado’s President, are officers and directors of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

On September 9, 2008, Alexander’s Board of Directors declared a special dividend of $7.00 per share, payable on October 30, 2008, to shareholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s. Accordingly, on October 30, we received $11,578,000, which was accounted for as a reduction of our investment in Alexander’s.

On September 15, 2008 and October 14, 2008, Mr. Roth, the Chairman of Vornado’s Board of Directors and Chief Executive Officer, who holds the same positions in Alexander’s, exercised an aggregate of 200,000 of his SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $62,809,000.

On March 13, 2007, Mr. Fascitelli, Vornado’s President, who also holds the same position in Alexander’s, exercised 350,000 of his SARs, which were scheduled to expire on March 14, 2007, and he received gross proceeds of $50,465,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, the Chairman of Vornado’s Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2008, Interstate and its partners beneficially owned approximately 8.8% of the common shares of beneficial interest of Vornado and 27.0% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $803,000, $800,000 and $798,000 of management fees under the agreement for the years ended December 31, 2008, 2007 and 2006.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Redeemable Partnership Units

As of December 31, 2008, in connection with Vornado’s preparation for the adoption of FASB Statement 160, which is effective on January 1, 2009, we evaluated the requirements of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), with respect to the presentation within the equity section of our balance sheets for our redeemable equity securities (which include Class A units owned by third-parties, D Preferred and B-1 and B-2 Convertible units). Although we had classified these securities within “Partners’ Capital” in all of our previously issued consolidated financial statements, we have concluded that we are required to present these securities at their redemption value at each balance sheet date outside of “Partners’ Capital.” This error effects only the balance sheet presentation of our equity accounts and has no impact on income or earnings per unit or on cash flows for any period presented. Although we believe that the effects of these adjustments are not material to our previously issued consolidated financial statements, we have restated the affected balances of prior periods presented in the accompanying consolidated financial statements for comparability purposes and to conform to Vornado’s retrospective application of Topic D-98 in its consolidated financial statements. See Note 2. Basis of Presentation and Significant Accounting Policies, for tables summarizing the effects of such immaterial adjustments on our previously issued consolidated financial statements.

The following table sets forth the details of our redeemable partnership units held by third-parties, as of December 31, 2008 and 2007.

	Outstanding Units at		Per Unit	Preferred or Annual	Conversion
Unit Series	December 31, 2008	December 31, 2007	Liquidation Preference	Distribution Rate	Rate Into Class A Units
Common:
Class A – owned by third-parties (1)	14,627,005	15,530,125	N/A	$3.65	N/A
D Preferred:
7.00% D-10 Cumulative Redeemable (2)	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable (2)	1,400,000	1,400,000	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable (2)	800,000	800,000	$25.00	$1.637	N/A
6.75% D-14 Cumulative Redeemable (2)	4,000,000	4,000,000	$25.00	$1.6875	N/A
6.875% D-15 Cumulative Redeemable (2)	1,800,000	1,800,000	$25.00	$1.71875	N/A
Convertible:
B-1 Convertible (3)	139,798	139,798	$50.00	$2.50	(3)
B-2 Convertible (3)	304,761	304,761	$50.00	$4.00	(3)

________________________________

(1)

Class A units held by third-parties may be tendered for redemption to us for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unit-holder is equal to the quarterly dividend paid to a Vornado common shareholder.

(2)

D Preferred units may be tendered for redemption to us for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or an equivalent amount of Vornado preferred shares; redeemable at our option after the 5th anniversary of the date of issuance (ranging from November 2008 to December 2011).

(3)

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

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Potentially dilutive unit equivalents include our Series A convertible preferred units, Vornado employee stock options and restricted unit awards, exchangeable and exchangeable senior debentures.

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2008	2007	2006

Numerator:
Income from continuing operations	$283,722	$577,299	$608,485
Income from discontinued operations	170,532	64,446	32,203
Net income	454,254	641,745	640,688
Preferred unit distributions	(79,453)	(76,894)	(81,941)
Numerator for basic income per Class A unit – net income applicable to Class A units	374,801	564,851	558,747
Impact of assumed conversions:
Convertible preferred unit distributions	—	271	4,213
Numerator for diluted income per Class A unit – net income applicable to Class A units	$374,801	$565,122	$562,960
Denominator:
Denominator for basic income per Class A unit – weighted average shares	168,057	166,715	157,306
Effect of dilutive securities (1):
Vornado employee stock options and restricted unit awards	4,850	7,038	8,014
Convertible preferred units	—	118	1,502
Denominator for diluted income per Class A units – adjusted weighted average Class A units and assumed conversions	172,907	173,871	166,822
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.22	$3.00	$3.35
Income from discontinued operations	1.01	0.39	0.20
Net income per Class A unit	$2.23	$3.39	$3.55
INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.18	$2.88	$3.18
Income from discontinued operations	0.99	0.37	0.19
Net income per Class A unit	$2.17	$3.25	$3.37

____________________

(1)

The effect of dilutive securities in the years ended December 31, 2008, 2007 and 2006 excludes an aggregate of 10,713, 6,960 and 6,737 weighted average unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2008, 2007 and 2006:

		Net Income (loss) Applicable	Income (loss) Per Class A Unit (2)
	Revenues	to Class A Units (1)	Basic	Diluted
(Amounts in thousands, except unit amounts)
2008
December 31	$696,259	$(237,956)	$(1.41)	$(1.41)
September 30	677,145	34,539	0.21	0.20
June 30	674,365	137,878	0.82	0.80
March 31	649,282	440,340	2.62	2.49

2007
December 31	$657,166	$97,354	$0.58	$0.56
September 30	637,078	129,336	0.78	0.74
June 30	583,220	168,044	1.01	0.96
March 31	533,052	170,117	1.02	0.97

2006
December 31	$513,441	$117,597	$0.74	$0.70
September 30	482,429	125,438	0.80	0.76
June 30	465,594	165,877	1.06	1.01
March 31	447,636	149,835	0.96	0.91

______________________________

(1)

Fluctuations among quarters resulted primarily from the mark-to-market of derivative instruments, net gains on sale of real estate and wholly owned and partially owned assets other than depreciable real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

19.	Impairment Losses on Development Projects and Costs of Acquisitions Not Consummated

Below is a summary of non-cash Impairment losses on development projects and costs of acquisitions not consummated.

	For the Year Ended December 31,
	2008	2007
Impairment loss on residential condominium projects	$50,625	$—
Write-down of land held for development	12,500	—
Cost of acquisitions not consummated (1)	3,378	10,375
Other write-downs on development projects	14,944	—
	$81,447	$10,375

______________________________

(1)	2008 primarily represents costs related to the Hudson Rail Yards acquisition not consummated. 2007 primarily represents costs related to the Equity Office Properties Trust acquisition not consummated.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information

The financial information summarized below is presented by reportable operating segment, consistent with how we review and manage our businesses.

(Amounts in thousands)	For the Year Ended December 31, 2008
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$2,024,075	$722,445	$509,377	$349,763	$245,400	$—	$197,090
Straight-line rents:
Contractual rent increases	58,159	28,023	6,764	16,622	5,954	—	796
Amortization of free rent	32,901	14,743	10,778	4,156	2,703	—	521
Amortization of acquired below- market leases, net	96,176	60,355	4,423	26,765	161	—	4,472
Total rentals	2,211,311	825,566	531,342	397,306	254,218	—	202,879
Tenant expense reimbursements	358,437	135,788	61,523	128,496	18,567	—	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	—	—	—	—	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	—	(3,976)
Lease termination fees	8,634	3,088	2,635	2,281	630	—	—
Other	48,856	15,699	22,360	2,603	7,059	—	1,135
Total revenues	2,697,051	1,058,385	626,800	532,359	280,823	—	198,684
Operating expenses	1,070,118	439,012	220,139	201,397	137,971	—	71,599
Depreciation and amortization	537,427	190,925	137,255	92,353	51,833	—	65,061
General and administrative	194,027	20,217	26,548	29,866	29,254	—	88,142
Impairment losses on development projects and costs of acquisitions not consummated	81,447	—	—	595	—	—	80,852
Total expenses	1,883,019	650,154	383,942	324,211	219,058	—	305,654
Operating income (loss)	814,032	408,231	242,858	208,148	61,765	—	(106,970)
Income applicable to Alexander’s	36,671	763	—	650	—	—	35,258
Income applicable to Toys	2,380	—	—	—	—	2,380	—
(Loss) income from partially owned entities	(195,878)	5,319	6,173	9,721	1,106	—	(218,197)
Interest and other investment income, net	(2,682)	2,288	2,116	494	356	—	(7,936)
Interest and debt expense	(586,358)	(139,146)	(126,508)	(86,787)	(52,148)	—	(181,769)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	—	—	—	—	—	7,757
Minority interest of partially owned entities	3,263	(4,762)	—	157	(125)	—	7,993
Income (loss) before income taxes	79,185	272,693	124,639	132,383	10,954	2,380	(463,864)
Income tax benefit (expense)	204,537	—	220,973	(82)	(1,206)	—	(15,148)
Income (loss) from continuing operations	283,722	272,693	345,612	132,301	9,748	2,380	(479,012)
Income (loss) from discontinued operations, net	170,532	—	59,068	(448)	—	—	111,912
Net income (loss)	454,254	272,693	404,680	131,853	9,748	2,380	(367,100)
Interest and debt expense (3)	782,394	132,406	130,310	102,600	53,072	147,812	216,194
Depreciation and amortization (3)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax expense (benefit) (3)	(142,415)	—	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,804,759	$586,798	$458,014	$332,773	$116,437	$346,478	$(35,741)
Percentage of EBITDA by segment	100.0%	32.5%	25.4%	18.4%	6.5%	19.2%	(2.0)%

Balance Sheet Data:
Real estate, at cost	$17,869,658	$5,362,129	$4,583,519	$4,576,729	$1,344,093	$—	$2,003,188
Investments in partially owned entities	1,083,250	129,934	115,121	20,079	6,969	293,096	518,051
Total Assets	21,418,210	5,287,544	3,934,039	3,733,586	1,468,470	293,096	6,701,475

________________

See notes on page 170.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$1,816,698	$640,739	$455,416	$328,911	$237,199	$—	$154,433
Straight-line rents:
Contractual rent increases	42,431	13,281	11,856	12,257	4,193	—	844
Amortization of free rent	34,602	15,935	14,115	1,138	1,836	—	1,578
Amortization of acquired below- market leases, net	83,292	47,861	4,615	25,960	193	—	4,663
Total rentals	1,977,023	717,816	486,002	368,266	243,421	—	161,518
Tenant expense reimbursements	323,544	125,940	45,138	120,756	19,570	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	(3,531)
Lease termination fees	7,453	3,500	453	2,823	677	—	—
Other	40,545	16,239	16,299	2,257	6,997	—	(1,247)
Total revenues	2,410,516	927,260	560,431	495,872	270,672	—	156,281
Operating expenses	951,582	395,357	183,776	172,557	131,332	—	68,560
Depreciation and amortization	441,209	150,268	117,496	78,286	47,105	—	48,054
General and administrative	189,041	17,252	27,629	27,476	28,168	—	88,516
Costs of acquisitions not consummated	10,375	—	—	—	—	—	10,375
Total expenses	1,592,207	562,877	328,901	278,319	206,605	—	215,505
Operating income (loss)	818,309	364,383	231,530	217,553	64,067	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	(14,337)	—
Income from partially owned entities	31,891	4,799	8,728	9,041	1,053	—	8,270
Interest and other investment income	226,425	2,888	5,982	534	390	—	216,631
Interest and debt expense	(569,386)	(133,804)	(126,163)	(78,234)	(52,237)	—	(178,948)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	39,493
Minority interest of partially owned entities	3,494	(3,583)	—	96	—	—	6,981
Income (loss) before income taxes	586,478	235,440	120,077	149,802	13,273	(14,337)	82,223
Income tax expense	(9,179)	—	(2,909)	(185)	(969)	—	(5,116)
Income (loss) from continuing operations	577,299	235,440	117,168	149,617	12,304	(14,337)	77,107
Income (loss) from discontinued operations, net	64,446	—	62,481	6,397	—	—	(4,432)
Net income (loss)	641,745	235,440	179,649	156,014	12,304	(14,337)	72,675
Interest and debt expense (3)	823,030	131,418	131,013	89,537	53,098	174,401	243,563
Depreciation and amortization (3)	676,660	147,340	132,302	82,002	47,711	155,800	111,505
Income tax expense (benefit) (3)	4,234	—	6,738	185	969	(10,898)	7,240
EBITDA(1)	$2,145,669	$514,198	$449,702	$327,738	$114,082	$304,966	$434,983

Balance Sheet Data:
Real estate, at cost	$17,028,507	$5,279,314	$4,408,459	$4,079,292	$1,301,532	$––	$1,959,910
Investments in partially owned entities	1,504,831	146,784	120,561	111,152	6,283	298,089	821,962
Total Assets	22,478,935	5,091,848	3,315,333	3,056,915	1,475,876	298,089	9,240,874

___________________

See notes on page 170.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued

(Amounts in thousands)	For the Year Ended December 31, 2006
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$1,458,201	$487,421	$394,997	$264,727	$224,341	$—	$86,715
Straight-line rents:
Contractual rent increases	31,947	4,431	13,632	7,908	6,142	—	(166)
Amortization of free rent	31,103	7,245	16,155	5,080	2,623	—	—
Amortization of acquired below- market leases, net	23,490	976	4,178	15,513	43	—	2,780
Total rentals	1,544,741	500,073	428,962	293,228	233,149	—	89,329
Tenant expense reimbursements	260,772	102,488	34,618	101,737	17,810	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—
Other	30,190	12,307	11,247	1,588	4,963	—	85
Total revenues	1,909,100	683,484	485,268	398,387	256,966	—	84,995
Operating expenses	737,452	301,583	152,121	130,520	103,644	—	49,584
Depreciation and amortization	319,066	98,474	106,592	50,806	42,132	—	21,062
General and administrative	180,167	16,942	34,074	21,683	26,572	—	80,896
Total expenses	1,236,685	416,999	292,787	203,009	172,348	—	151,542
Operating income (loss)	672,415	266,485	192,481	195,378	84,618	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	(47,520)	—
Income from partially owned entities	60,355	3,844	13,302	5,950	1,076	—	36,183
Interest and other investment income	255,391	913	1,782	812	275	—	251,609
Interest and debt expense	(394,571)	(84,134)	(97,972)	(79,202)	(28,672)	—	(104,591)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	76,073
Minority interest of partially owned entities	1,363	—	—	84	5	—	1,274
Income (loss) before income taxes	608,976	187,880	109,593	123,738	57,302	(47,520)	177,983
Income tax (expense) benefit	(491)	—	(1,066)	—	575	—	—
Income (loss) from continuing operations	608,485	187,880	108,527	123,738	57,877	(47,520)	177,983
Income (loss) from discontinued operations, net	32,203	—	25,714	9,206	5,682	—	(8,399)
Net income (loss)	640,688	187,880	134,241	132,944	63,559	(47,520)	169,584
Interest and debt expense (3)	692,496	86,861	107,477	89,748	29,551	196,259	182,600
Depreciation and amortization (3)	542,515	101,976	125,674	56,168	42,717	137,176	78,804
Income tax (benefit) expense (3)	(11,848)	—	8,976	—	(575)	(22,628)	2,379
EBITDA(1)	$1,863,851	$376,717	$376,368	$278,860	$135,252	$263,287	$433,367

Balance Sheet Data:
Real estate, at cost	$11,607,078	$3,283,405	$3,501,927	$2,825,156	$1,272,883	$––	$723,707
Investments in partially owned entities	1,440,124	106,394	286,108	143,028	6,547	317,145	580,902
Total Assets	17,954,281	3,733,819	2,427,378	2,507,452	1,580,691	317,145	7,387,796

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

(2)

As of January 1, 2008, we transferred the operations and financial results related to 409 3rd Street, NW (Washington Office Center) from the Merchandise Mart segment to the Washington, DC Office segment for both the current and prior periods presented.

(3)

Interest and debt expense and depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(4)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007	2006
Alexander’s	$64,683	$78,375	$14,130
555 California Street (acquired 70% interest in May 2007)	48,316	34,073	—
Hotel Pennsylvania	42,269	37,941	27,495
Lexington	35,150	24,539	51,737
GMH (sold in June 2008)	—	22,604	10,737
Industrial warehouses	5,264	4,881	5,582
Other investments	6,321	7,322	13,253
	202,003	209,735	122,934
Non-cash asset write-downs:
Investment in Lexington	(107,882)	—	—
Marketable equity securities	(76,352)	—	—
Real estate development costs:
Partially owned entities	(96,037)	—	—
Wholly owned entities (including costs of acquisitions not consummated)	(80,852)	(10,375)	—
MPH mezzanine loan loss reversal (accrual)	10,300	(57,000)	—
Derivative positions in marketable equity securities	(33,740)	113,503	111,107
Corporate general and administrative expenses	(77,763)	(76,799)	(76,071)
Investment income and other, net	95,315	188,258	209,106
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	129,267	67,661	66,291
	$(35,741)	$434,983	$433,367

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

As of December 31, 2008, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2008 was effective.

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

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 172, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the internal control over financial reporting of Vornado Realty L.P., together with its consolidated subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 10, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to trustees of Vornado, the Registrant’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2008, and such information is incorporated herein by reference. Information relating to Vornado’s Executive Officers, appears on page 58 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of Vornado’s Proxy Statement.

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, Vornado’s principal executive officer, and Joseph Macnow, Vornado’s principal financial and accounting officer. This Code is available on our website at www.vno.com.

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

Equity compensation plan information

The following table provides information as of December 31, 2008 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	11,091,091	(1)	$66.64	2,407,095	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	11,091,091		$66.64	2,407,095

___________________________

(1)	Includes 87,860 restricted Vornado common shares, 233,079 restricted partnership units and 779,669 Out-Performance Plan units which do not have an option exercise price.
(2)	All of the shares available for future issuance under plans approved by the security holders may be issued as restricted shares or performance shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pages in this Annual Report on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2008, 2007 and 2006	176
III--Real Estate and Accumulated Depreciation as of December 31, 2008	177

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The Exhibit Index attached hereto is herein incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

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

	By:	VORNADO REALTY L.P.
(Registrant)

	By:	VORNADO REALTY TRUST
(Sole general partner)

Date: March 10, 2009	By:	/s/ Joseph Macnow

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	March 10, 2009
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	March 10, 2009
(Michael D. Fascitelli)

By:	/s/Candace L. Beinecke	Trustee	March 10, 2009
(Candace L. Beinecke)

By:	/s/Anthony W. Deering	Trustee	March 10, 2009
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee	March 10, 2009
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	March 10, 2009
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	March 10, 2009
(David Mandelbaum)

By:	/s/Robert H. Smith	Trustee	March 10, 2009
(Robert H. Smith)

By:	/s/Ronald G. Targan	Trustee	March 10, 2009
(Ronald G. Targan)

By:	/s/Richard R. West	Trustee	March 10, 2009
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	March 10, 2009
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	March 10, 2009
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2008

(Amounts in Thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations		Uncollectible Accounts Written-off		Balance at End of Year

Year Ended December 31, 2008: Allowance for doubtful accounts	$79,227	$20,931	(1)	$(14,851	)(2)	$85,307
Year Ended December 31, 2007: Allowance for doubtful accounts	$18,199	$65,680	(1)	$(4,652)		$79,227
Year Ended December 31, 2006: Allowance for doubtful accounts	$21,202	$2,844		$(5,847)		$18,199
________________________
(1)	2007 includes a $57,000 allowance on one of our investments in a mezzanine loan, of which $10,300 was reversed in 2008 upon sale of a participation in that loan.

(2)	Includes $9,482 for tenants that filed for bankruptcy, of which $5,135 relates to Circuit City.

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Office Buildings
New York
Manhattan
1290 Avenue of the Americas	$444,666	$515,539	932,629	$6,964	515,539	$939,593	$1,455,132	$48,061	1963	2007	(4)
350 Park	430,000	265,889	363,381	7,005	265,889	370,386	636,275	19,104	1960	2006	(4)
One Penn Plaza	-	-	412,169	141,215	-	553,384	553,384	147,616	1972	1998	(4)
100 W.33rd St (Manhattan Mall)	159,361	242,776	247,970	1,432	242,776	249,402	492,178	12,249	1911	2007	(4)
Two Penn Plaza	287,386	53,615	164,903	85,471	52,689	251,300	303,989	77,267	1968	1997	(4)
770 Broadway	353,000	52,898	95,686	72,857	52,898	168,543	221,441	50,263	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	28,606	8,000	204,496	212,496	60,442	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	91,163	-	208,432	208,432	53,571	1980	1998	(4)
640 Fifth Avenue	-	38,224	25,992	107,230	38,224	133,222	171,446	35,607	1950	1997	(4)
Eleven Penn Plaza	206,877	40,333	85,259	41,972	40,333	127,231	167,564	38,895	1923	1997	(4)
1740 Broadway	-	26,971	102,890	36,323	26,971	139,213	166,184	32,838	1950	1997	(4)
909 Third Avenue	214,075	-	120,723	27,814	-	148,537	148,537	39,545	1969	1999	(4)
150 East 58th Street	-	39,303	80,216	26,031	39,303	106,247	145,550	30,303	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	15,523	62,731	78,411	141,142	18,795	1968	1999	(4)
866 United Nations Plaza	44,978	32,196	37,534	12,313	32,196	49,847	82,043	18,348	1966	1997	(4)
20 Broad Street	-	-	28,760	21,876	-	50,636	50,636	11,359	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	4,110	15,732	30,498	46,230	9,441	1987	1998	(4)
689 Fifth Avenue	-	19,721	13,446	10,437	19,721	23,883	43,604	7,129	1925	1998	(4)
330 West 34th Street	-	-	8,599	11,403	-	20,002	20,002	6,370	1925	1998	(4)
40-42 Thompson Street	-	6,503	10,057	375	6,503	10,432	16,935	865	1928	2005	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	558	1990	2006	(4)
Other	-	-	5,548	18,880	-	24,428	24,428	2,300
Total New York	2,458,897	1,424,517	3,127,111	769,000	1,423,591	3,897,037	5,320,628	720,926

Washington, DC
2011-2451 Crystal Drive	88,732	100,935	409,920	86,464	100,228	497,091	597,319	100,531	1984-1989	2002	(4)
Warner Building	292,700	70,853	246,169	21,347	81,983	256,386	338,369	21,945	1992	2005	(4)
2001 Jefferson Davis Highway, 2100/2200 Crystal Drive, 223 23rd Street, 2221 South Clark Street, 2100 Crystal Drive Retail	40,701	57,213	131,206	142,840	48,657	282,602	331,259	34,011	1964-1969	2002	(4)
1550-1750 Crystal Drive/ 241-251 18th Street	130,444	64,817	218,330	38,033	64,652	256,528	321,180	55,995	1974-1980	2002	(4)
H Street Apartments	259,546	118,421	125,078	46,461	138,696	151,264	289,960	5,651		2007	(4)
Skyline Place (6 buildings)	442,500	41,986	221,869	20,637	41,862	242,630	284,492	49,329	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201 12th Street S.	145,594	47,594	177,373	21,371	47,465	198,873	246,338	42,742	1983-1987	2002	(4)
1800, 1851 and 1901 South Bell Street	27,801	37,551	118,806	16,114	37,551	134,920	172,471	26,028	1968	2002	(4)
2101 L Street	150,000	32,815	51,642	69,234	39,768	113,923	153,691	2,938	1975	2003	(4)
Bowen Building	115,022	30,077	98,962	1,631	30,176	100,494	130,670	9,313	2004	2005	(4)
2200-2300 Courthhouse Plaza	70,774	-	105,475	24,177	-	129,652	129,652	26,611	1988-1989	2002	(4)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
1999 K Street	73,747	55,438	3,012	63,234	-	121,684	121,684	-		2006	(4)
1875 Connecticut Ave NW	30,770	36,303	82,004	832	35,886	83,253	119,139	7,589	1963	2007	(4)
1229-1231 25th Street	24,620	67,049	5,039	37,647	-	109,735	109,735	-		2007	(4)
Reston Executive	93,000	15,424	85,722	7,299	15,380	93,065	108,445	19,376	1987-1989	2002	(4)
One Skyline Tower	100,800	12,266	75,343	15,339	12,231	90,717	102,948	17,329	1988	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(9,971)	90,522	4,035	94,557	1		2007	(4)
1825 Connecticut Ave NW	28,958	33,090	61,316	(769)	32,726	60,911	93,637	11,395	1956	2007	(4)
409 3rd Street	-	10,719	69,658	7,258	10,719	76,916	87,635	21,187	1990	1998	(4)
Commerce Executive	50,213	13,401	58,705	12,711	13,363	71,454	84,817	15,865	1985-1989	2002	(4)
1235 S. Clark Street	54,128	15,826	53,894	10,884	15,826	64,778	80,604	10,238	1981	2002	(4)
Seven Skyline Place	134,700	10,292	58,351	(3,607)	10,262	54,774	65,036	11,970	2001	2002	(4)
1150 17th Street	29,659	23,359	24,876	13,823	24,723	37,335	62,058	8,198	1970	2002	(4)
Crystal City Hotel	-	8,000	47,191	5,108	8,000	52,299	60,299	5,518	1968	2004	(4)
1750 Penn Avenue	46,570	20,020	30,032	1,244	21,170	30,126	51,296	6,306	1964	2002	(4)
1101 17th Street	24,561	20,666	20,112	8,151	21,818	27,111	48,929	6,312	1963	2002	(4)
H Street Ground Leases	-	71,893	-	(26,893)	45,000	-	45,000	-		2007	(4)
1227 25th Street	-	16,293	24,620	1,194	17,047	25,060	42,107	875		2007	(4)
1140 Connecticut Avenue	18,166	19,017	13,184	6,899	19,801	19,299	39,100	5,033	1966	2002	(4)
1730 M. Street	15,336	10,095	17,541	8,704	10,687	25,653	36,340	6,350	1963	2002	(4)
Democracy Plaza I	-	-	33,628	(304)	-	33,324	33,324	10,130	1987	2002	(4)
1726 M Street	-	9,450	22,062	150	9,455	22,207	31,662	1,244	1964	2006	(4)
Crystal City Shop	-	-	20,465	5,779	-	26,244	26,244	4,682	2004	2004	(4)
1101 South Capitol Street	-	11,541	178	57	11,597	179	11,776	96		2007	(4)
South Capital	-	4,009	6,273	(5,074)	-	5,208	5,208	-		2005	(4)
H Street	-	1,763	641	35	1,763	676	2,439	57		2005	(4)
Tysons Dulles	-	19,146	79,095	(98,241)	-	-	-	-	1986-1990	2002	(4)
1707 H Street	-	27,058	1,002	(28,060)	-	-	-	-		2007	(4)
Other	-	-	51,767	(41,063)	-	10,704	10,704	-
Total Washington, DC	2,489,042	1,238,853	2,850,596	480,675	1,059,014	3,511,110	4,570,124	544,845

New Jersey
Paramus	-	-	-	23,134	1,033	22,101	23,134	11,785	1967	1987	(4)

California
555 California Street	720,671	221,903	899,839	10,747	221,903	910,586	1,132,489	48,086	1922/1969/1970	2007	(4)

Total Office Buildings	5,668,610	2,885,273	6,877,546	1,283,556	2,705,541	8,340,834	11,046,375	1,325,642

Shopping Centers
California
Los Angeles (Beverly Connection)	100,000	72,996	131,510	-	72,996	131,510	204,506	6,907		2005	(4)
Sacramento	-	3,897	31,370	-	3,897	31,370	35,267	2,405		2006	(4)
San Francisco (The Cannery)	18,561	20,100	11,923	2,521	20,100	14,444	34,544	550		2007	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	1,528		2006	(4)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Pasadena	-		-	18,337	152	-	18,489	18,489	849		2007	(4)
San Francisco (3700 Geary Blvd)	-		11,857	4,444	27	11,857	4,471	16,328	345		2006	(4)
Signal Hill	-		10,218	3,118	-	10,218	3,118	13,336	172		2006	(4)
Redding	-		3,075	3,030	13	3,075	3,043	6,118	167		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-		5,909	-	53	5,909	53	5,962	-		2007	(4)
Merced	-		1,829	2,022	216	1,829	2,238	4,067	135		2006	(4)
San Bernadino (1522 E. Highland Ave)	-		1,651	1,810	-	1,651	1,810	3,461	200		2004	(4)
Orange	-		1,487	1,746	-	1,487	1,746	3,233	193		2004	(4)
Vallejo	-		-	3,123	-	-	3,123	3,123	174		2006	(4)
Corona	-		-	3,073	-	-	3,073	3,073	339		2004	(4)
Westminster	-		1,673	1,192	-	1,673	1,192	2,865	132		2004	(4)
San Bernadino (648 W. 4th St)	-		1,597	1,119	-	1,597	1,119	2,716	124		2004	(4)
Costa Mesa (2180 Newport Blvd)	-		2,239	308	-	2,239	308	2,547	34		2004	(4)
Mojave	-		-	2,250	-	-	2,250	2,250	248		2004	(4)
Ontario	-		713	1,522	-	713	1,522	2,235	168		2004	(4)
Barstow	-		856	1,367	-	856	1,367	2,223	151		2004	(4)
Colton	-		1,239	954	-	1,239	954	2,193	105		2004	(4)
Anaheim	-		1,093	1,093	-	1,093	1,093	2,186	121		2004	(4)
Rancho Cucamonga	-		1,051	1,051	-	1,051	1,051	2,102	116		2004	(4)
Garden Grove	-		795	1,254	-	795	1,254	2,049	138		2004	(4)
Costa Mesa (707 W. 19th St)	-		1,399	635	-	1,399	635	2,034	70		2004	(4)
Calimesa	-		504	1,463	-	504	1,463	1,967	162		2004	(4)
Santa Ana	-		1,565	377	-	1,565	377	1,942	42		2004	(4)
Moreno Valley	-		639	1,156	-	639	1,156	1,795	128		2004	(4)
Fontana	-		518	1,100	-	518	1,100	1,618	122		2004	(4)
Rialto	-		434	1,173	-	434	1,173	1,607	129		2004	(4)
Desert Hot Springs	-		197	1,355	-	197	1,355	1,552	150		2004	(4)
Beaumont	-		206	1,321	-	206	1,321	1,527	146		2004	(4)
Colton	-		1,157	332	-	1,157	332	1,489	37		2004	(4)
Yucaipa	-		663	426	-	663	426	1,089	47	2008	2004	(4)
Riverside (9155 Jurupa Road)	-		251	783	-	251	783	1,034	86		2004	(4)
Riverside (5571 Mission Blvd)	-		209	704	-	209	704	913	76		2004	(4)
Total California	118,561		154,716	258,371	2,982	154,716	261,353	416,069	16,496

Colorado
Littleton	-		5,867	2,557	-	5,867	2,557	8,424	141		2006	(4)
Grand Junction	-		2,321	2,071	-	2,321	2,071	4,392	115		2006	(4)
Total Colorado	-		8,188	4,628	-	8,188	4,628	12,816	256

Connecticut
Waterbury	5,683	*	667	4,504	4,876	667	9,380	10,047	4,476	1965	1965	(4)
Newington	6,030	*	2,421	1,200	475	2,421	1,675	4,096	514	1969	1969	(4)
Total Connecticut	11,713		3,088	5,704	5,351	3,088	11,055	14,143	4,990

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Florida
Coral Springs	-		3,942	2,326	160	3,942	2,486	6,428	128		2006	(4)
Tampa	-		3,871	2,532	-	3,871	2,532	6,403	140		2006	(4)
Vero Beach	-		2,194	1,908	-	2,194	1,908	4,102	106		2006	(4)
Total Florida	-		10,007	6,766	160	10,007	6,926	16,933	374

Illinois
Bourbonnais	-		2,379	3,792	-	2,379	3,792	6,171	209		2006	(4)
Lansing	-		2,264	1,128	-	2,264	1,128	3,392	62		2006	(4)
Total Illinois	-		4,643	4,920	-	4,643	4,920	9,563	271

Iowa
Dubuque	-		-	1,568	-	-	1,568	1,568	87		2006	(4)

Maryland
Rockville	14,344		3,470	20,599	208	3,470	20,807	24,277	1,969		2005	(4)
Baltimore (Towson)	10,489	*	581	3,227	7,794	581	11,021	11,602	3,404	1968	1968	(4)
Annapolis	-		-	9,652	-	-	9,652	9,652	1,551		2005	(4)
Wheaton	-		-	5,691	-	-	5,691	5,691	314		2006	(4)
Glen Burnie	5,398	*	462	2,571	523	462	3,094	3,556	2,468	1958	1958	(4)
Total Maryland	30,231		4,513	41,740	8,525	4,513	50,265	54,778	9,706

Massachusetts
Dorchester	-		2,797	4,023	10,820	13,617	4,023	17,640	222		2006	(4)
Springfield	2,878	*	-	2,471	3,237	2,797	2,911	5,708	415	1993	1966	(4)
Chicopee	-		13,617	-	(12,722)	895	-	895	-	1969	1969	(4)
Cambridge	-		895	-	(641)	-	254	254	11			(4)
Total Massachusetts	2,878		17,309	6,494	694	17,309	7,188	24,497	648

Michigan
Roseville	-		30	6,128	1,373	30	7,501	7,531	1,136		2005	(4)
Battle Creek	-		1,340	2,273	-	1,340	2,273	3,613	126		2006	(4)
Midland	-		-	141	86	-	227	227	11		2006	(4)
Total Michigan	-		1,370	8,542	1,459	1,370	10,001	11,371	1,273

New Hampshire
Salem	-		6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	228,731		19,884	81,723	286,758	23,525	364,840	388,365	11,296	1957	2003	(4)
North Bergen (Tonnelle Ave)			24,493	-	41,507	16,012	49,988	66,000	51	2006	2006	(4)
Union (Springfield Avenue)	-		19,700	45,090	-	19,700	45,090	64,790	1,697		2007	(4)
East Rutherford	-		-	35,274	-	-	35,274	35,274	997		2007	(4)
Garfield	-		96	8,068	22,847	45	30,966	31,011	15,814	1979	1998	(4)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
East Hanover I and II	25,136	*	2,232	18,241	7,602	2,671	25,404	28,075	10,820	1962	1962	(4)
Lodi (Washington Street)	10,738		7,606	13,125	227	7,606	13,352	20,958	1,353		2004	(4)
Englewood	12,380		2,300	17,245	1	2,300	17,246	19,546	651		2007	(4)
Bricktown	15,015	*	1,391	11,179	6,176	1,391	17,355	18,746	8,562	1968	1968	(4)
Totowa	27,201	*	1,102	11,994	4,479	1,099	16,476	17,575	10,250	1957/1999	1957	(4)
Hazlet	-		7,400	9,412	-	7,400	9,412	16,812	355		2007	(4)
Carlstadt	7,690		-	16,457	-	-	16,457	16,457	468		2007	(4)
North Plainfield	10,023	*	500	13,983	1,546	500	15,529	16,029	9,072	1955	1989	(4)
East Brunswick II (339-341 Route 18 S.)	-		2,098	10,949	2,643	2,098	13,592	15,690	6,742	1972	1972	(4)
Manalapan	11,540	*	725	7,189	7,748	1,046	14,616	15,662	7,937	1971	1971	(4)
Marlton	11,221	*	1,611	3,464	8,287	1,611	11,751	13,362	4,820	1973	1973	(4)
Union (Route 22 and Morris Ave)	30,892	*	3,025	7,470	2,006	3,025	9,476	12,501	3,978	1962	1962	(4)
Hackensack	23,033	*	692	10,219	963	692	11,182	11,874	7,931	1963	1963	(4)
Cherry Hill	13,809	*	5,864	2,694	2,114	5,864	4,808	10,672	3,558	1964	1964	(4)
Watchung	12,464	*	4,178	5,463	811	4,441	6,011	10,452	2,618	1994	1959	(4)
South Plainfield	-		-	10,044	24	-	10,068	10,068	378		2007	(4)
Eatontown	-		4,653	4,999	279	4,653	5,278	9,931	440		2005	(4)
Dover	6,767	*	559	6,363	2,867	559	9,230	9,789	4,871	1964	1964	(4)
Lodi (Route 17 N.)	8,647	*	238	9,446	-	238	9,446	9,684	2,183	1999	1975	(4)
East Brunswick I (325-333 Route 18 S.)	20,965	*	319	6,220	2,792	319	9,012	9,331	7,916	1957	1957	(4)
Jersey City	17,633	*	652	7,495	329	652	7,824	8,476	1,773	1965	1965	(4)
Morris Plains	11,088	*	1,104	6,411	604	1,104	7,015	8,119	6,597	1961	1985	(4)
Middeltown	15,147	*	283	5,248	1,280	283	6,528	6,811	4,400	1963	1963	(4)
Woodbridge	20,362	*	1,509	2,675	1,774	1,539	4,419	5,958	2,001	1959	1959	(4)
Delran	5,919	*	756	4,468	587	756	5,055	5,811	4,538	1972	1972	(4)
Lawnside	9,757	*	851	3,164	1,426	851	4,590	5,441	3,402	1969	1969	(4)
Kearny	3,443	*	309	3,376	1,152	309	4,528	4,837	2,651	1938	1959	(4)
Turnersville	3,763	*	900	1,342	856	900	2,198	3,098	2,021	1974	1974	(4)
North Bergen (Kennedy Blvd)	3,651	*	2,308	636	34	2,308	670	2,978	329	1993	1959	(4)
Montclair	1,773	*	66	419	381	66	800	866	631	1972	1972	(4)
Bordentown	7,430	*	-	-	-	-	-	-	-	1958	1958	(4)
Total New Jersey	576,218		119,404	401,545	410,100	115,563	815,486	931,049	153,101

New York
Bronx (Bruckner Blvd)	-		66,100	259,503	582	66,100	260,085	326,185	12,975		2007	(4)
Valley Stream (Green Acres Mall)	335,000		147,172	134,980	41,422	146,969	176,605	323,574	34,275	1956	1997	(4)
Manhattan Mall	72,639		88,595	113,473	55,488	88,595	168,961	257,556	5,592		2007	(4)
Hicksville (Broadway Mall)	94,879		126,324	48,904	2,316	126,324	51,220	177,544	3,724		2005	(4)
Huntington	16,073		21,200	33,667	-	21,200	33,667	54,867	958		2007	(4)
Mount Kisco	29,992		22,700	26,700	-	22,700	26,700	49,400	546		2007	(4)
Poughkeepsie	-		12,733	12,026	20,976	7,632	38,103	45,735	638		2005	(4)
Staten Island	17,448		11,446	21,262	221	11,446	21,483	32,929	2,647		2004	(4)
Inwood	-		12,419	19,097	500	12,419	19,597	32,016	1,958		2004	(4)
Queens (99-01 Queens Blvd)	-		7,839	20,392	1,766	7,839	22,158	29,997	2,384		2004	(4)
Bronx (Gun Hill Road)	-		6,427	11,885	9,148	4,485	22,975	27,460	288		2005	(4)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C				COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)					Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land			Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
West Babylon	6,687			6,720	13,786	97	6,720	13,883	20,603	618		2007	(4)
Dewitt	-			-	7,546	-	-	7,546	7,546	423		2006	(4)
Freeport (437 E. Sunrise Highway)	13,630		*	1,231	4,747	1,454	1,231	6,201	7,432	4,412	1981	1981	(4)
Oceanside	-			2,710	2,306	-	2,710	2,306	5,016	87		2007	(4)
Albany (Menands)	5,726		*	460	2,091	2,412	460	4,503	4,963	3,146	1965	1965	(4)
Buffalo (Amherst)	6,453		*	636	4,056	26	636	4,082	4,718	3,709	1968	1968	(4)
Rochester (Henrietta)	-			-	2,647	1,096	-	3,743	3,743	3,017	1971	1971	(4)
Rochester	-			2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 Sunrise Highway)	-			-	-	260	-	260	260	17		2005	(4)
Commack	-			-	43	-	-	43	43	1		2006	(4)
New Hyde Park	6,879		*	-	4	-	-	4	4	126	1970	1976	(4)
Manhattan
1540 Broadway	-			105,914	214,208	-	105,914	214,208	320,122	13,238		2006	(4)
828-850 Madison Avenue	80,000			107,937	28,261	-	107,937	28,261	136,198	2,532		2005	(4)
4 Union Square South	-			24,079	55,220	343	24,079	55,563	79,642	6,301	1965/2004	1993	(4)
478-482 Broadway				20,000	13,375	20,577	20,000	33,952	53,952	509		2007	(4)
40 East 66th Street	-			13,616	34,635	-	13,616	34,635	48,251	2,482		2005	(4)
25 W. 14th Street	-			29,169	17,878	341	29,169	18,219	47,388	2,183		2004	(4)
155 Spring Street	-			13,700	30,544	441	13,700	30,985	44,685	1,295		2007	(4)
435 7th Avenue	-			19,893	19,091	37	19,893	19,128	39,021	3,057		1997	(4)
692 Broadway	-			6,053	22,908	779	6,053	23,687	29,740	1,983		2005	(4)
715 Lexington Avenue	-			-	26,903	-	-	26,903	26,903	2,876	1923	2001	(4)
211-217 Columbus Avenue	-			18,907	7,316	385	18,907	7,701	26,608	633		2005	(4)
677-679 Madison Avenue	-			13,070	9,640	319	13,070	9,959	23,029	605		2006	(4)
431 7th Avenue	-			16,700	2,751	-	16,700	2,751	19,451	115		2007	(4)
484-486 Broadway	-			10,000	6,688	1,845	6,916	11,617	18,533	202		2007	(4)
1135 Third Avenue	-			7,844	7,844	-	7,844	7,844	15,688	2,157		1997	(4)
387 West Broadway	-			5,858	7,662	364	5,858	8,026	13,884	920		2004	(4)
488 8th Avenue	-			10,650	1,767	133	10,650	1,900	12,550	49		2007	(4)
148 Spring Street	-			7,629	3,957	6	7,629	3,963	11,592	65		2008	(4)
150 Spring Street	-			5,295	4,763	84	5,295	4,847	10,142	79		2008	(4)
386 West Broadway	4,518			2,624	6,160	-	2,624	6,160	8,784	620		2004	(4)
484 8th Avenue	-			3,856	762	-	3,856	762	4,618	225		1997	(4)
825 7th Avenue	-			1,483	697	-	1,483	697	2,180	204		1997	(4)
Total New York	689,924			981,161	1,262,145	163,418	970,831	1,435,893	2,406,724	123,871

Pennsylvania
Wilkes Barre	21,165			6,053	26,646	-	6,053	26,646	32,699	583		2007	(4)
Philadelphia	8,246	*		933	23,650	6,069	933	29,719	30,652	5,853	1977	1994	(4)
Allentown	21,403	*		334	15,580	289	334	15,869	16,203	10,158	1957	1957	(4)
Bensalem	5,915	*		2,727	6,698	1,806	2,727	8,504	11,231	2,123	1972/1999	1972	(4)
Bethlehem	3,744	*		827	5,200	568	839	5,756	6,595	5,669	1966	1966	(4)
Wyomissing	-			-	2,646	2,265	-	4,911	4,911	1,387		2005	(4)
York	3,785	*		409	2,568	1,811	409	4,379	4,788	3,016	1970	1970	(4)
Broomall	9,001	*		850	2,171	749	850	2,920	3,770	2,792	1966	1966	(4)

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Lancaster	-		3,140	63	483	3,140	546	3,686	395	1966	1966	(4)
Upper Mooreland	6,400	*	683	1,868	900	683	2,768	3,451	2,494	1974	1974	(4)
Glenolden	6,752	*	850	1,820	471	850	2,291	3,141	1,660	1975	1975	(4)
Levittown	3,025	*	183	1,008	364	183	1,372	1,555	1,368	1964	1964	(4)
Springfield	-		-	254	-	-	254	254	-		2005	(4)
Total Pennsylvania	89,436		16,989	90,172	15,775	17,001	105,935	122,936	37,498

South Carolina
Charleston	-		-	3,854	-	-	3,854	3,854	213		2006	(4)

Tennessee
Antioch	-		1,613	2,530	-	1,613	2,530	4,143	140		2006	(4)

Texas
Texarkana	-		-	485	28	-	513	513	27		2006	(4)

Utah
Ogden	-		1,818	2,578	-	1,818	2,578	4,396	102		2007	(4)

Virginia
Springfield (Springfield Mall)	180,642		35,168	265,964	21,481	35,173	287,440	322,613	19,751		2006	(4)
Norfolk	-		-	3,927	15	-	3,942	3,942	1,360		2005	(4)
Total Virginia	180,642		35,168	269,891	21,496	35,173	291,382	326,555	21,111

Washington
Bellingham	-		1,942	2,265	-	1,942	2,265	4,207	90		2005	(4)

Washington, DC
3040 M Street	-		7,830	27,490	45	7,830	27,535	35,365	1,996		2006	(4)

Wisconsin
Fond Du Lac	-		-	186	100	-	286	286	22		2006	(4)

Puerto Rico
Las Catalinas	60,766		15,280	64,370	7,523	15,280	71,893	87,173	18,371	1996	2002	(4)
Montehiedra	120,000		9,182	66,751	3,252	9,267	69,918	79,185	20,556	1996	1997	(4)
Total Puerto Rico	180,766		24,462	131,121	10,775	24,547	141,811	166,358	38,927

Total Retail Properties	1,880,369		1,400,304	2,532,995	640,908	1,386,235	3,187,972	4,574,207	411,199

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	550,000	64,528	319,146	165,368	64,535	484,507	549,042	116,281	1930	1998	(4)
350 North Orleans, Chicago	-	14,238	67,008	83,167	14,246	150,167	164,413	42,105	1977	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	83,932	386,154	248,535	83,947	634,674	718,621	158,386

Washington, DC
Washington Design Center	44,992	12,274	40,662	13,558	12,274	54,220	66,494	14,377	1919	1998	(4)

North Carolina
Market Square Complex,
High Point	220,361	13,038	102,239	78,508	15,047	178,738	193,785	42,353	1902 - 1989	1998	(4)

New York
7 West 34th Street	-	34,614	94,167	35,745	34,614	129,912	164,526	23,564	1901	2000	(4)
MMPI Piers	-	-	-	3,990	-	3,990	3,990	-		2008	(4)
Total New York	-	34,614	94,167	39,735	34,614	133,902	168,516	23,564

Massachusetts
Boston Design Center	70,740	-	93,915	5,946	-	99,861	99,861	7,808	1918	2005	(4)

California
Gift and Furniture Mart,
Los Angeles	-	10,141	43,422	23,277	10,141	66,699	76,840	14,080	1958	2000	(4)

Total Merchandise Mart	886,093	153,999	760,559	409,559	156,023	1,168,094	1,324,117	260,568

Warehouse/Industrial
New Jersey
East Hanover	25,268	576	7,752	7,793	691	15,430	16,121	13,827	1972	1972	(4)

Other Properties
Wasserman	150,486	28,052	-	244,139	87,702	184,489	272,191	11,048		2005	(4)
Hotel Pennsylvania	-	29,903	121,712	57,341	29,903	179,053	208,956	49,879	1919	1997	(4)
220 Central Park South	130,000	115,720	16,420	63,262	115,720	79,682	195,402	13,413		2005	(4)
40 East 66th Residential	-	29,199	85,798	(5,124)	32,114	77,759	109,873	2,118		2005	(4)
677-679 Madison	-	1,462	1,058	1,293	2,212	1,601	3,813	87		2006	(4)
Total Other Properties	280,486	204,336	224,988	360,911	267,651	522,584	790,235	76,545

Leasehold Improvements
Equipment and Other	-	-	-	118,603	-	118,603	118,603	73,312
TOTAL
December 31, 2008	8,740,826	4,644,488	10,403,840	2,821,330	4,516,141	13,353,517	17,869,658	2,161,093

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

*These encumbrances are cross-collateralized under a blanket mortgage in the amount of 448,115,000 as of December 31, 2008.

Notes:

(1)	Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately 3.4 billion lower than the amount reported for financial statement purposes.
(3)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY L.P.

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2008	2007	2006
Real Estate
Balance at beginning of period	$17,028,507	$11,607,078	$9,584,512
Additions during the period:
Land	95,980	1,956,602	552,381
Buildings & improvements	1,087,944	3,617,881	1,860,881
	18,212,431	17,181,561	11,997,774
Less: Assets sold and written-off	342,773	153,054	390,696
Balance at end of period	$17,869,658	$17,028,507	$11,607,078

Accumulated Depreciation
Balance at beginning of period	$1,802,055	$1,440,656	$1,200,865
Additions charged to operating expenses	407,753	445,150	353,473
Additions due to acquisitions	—	20,817	—
	2,209,808	1,906,623	1,554,338
Less: Accumulated depreciation on assets sold and written-off	48,715	104,568	113,682
Balance at end of period	$2,161,093	$1,802,055	$1,440,656

EXHIBIT INDEX

Exhibit No.
3.1		-

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

*

10.47	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.48	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*
	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.49	**	-

Amendment to Employment Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.50	**	-

Amendment to Indemnification Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.51	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N. Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.52	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated December 29, 2008. Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.53	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

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