Form 10-Q
period 2009-03-31
VORNADO REALTY LP
filed 2009-05-08
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except unit amounts) ASSETS	March 31, 2009	December 31, 2008
Real estate, at cost:
Land	$4,569,734	$4,517,558
Buildings and improvements	12,467,651	12,154,857
Development costs and construction in progress	846,790	1,088,356
Leasehold improvements and equipment	120,175	118,603
Total	18,004,350	17,879,374
Less accumulated depreciation and amortization	(2,253,005)	(2,168,997)
Real estate, net	15,751,345	15,710,377
Cash and cash equivalents	1,625,450	1,526,853
Restricted cash	400,147	375,888
Marketable securities	298,352	334,322
Accounts receivable, net of allowance for doubtful accounts of $38,900 and $32,834	175,645	201,566
Investments in partially owned entities, including Alexander’s of $151,901 and $137,305	792,724	790,154
Investment in Toys “R” Us	388,405	293,096
Mezzanine loans receivable, net of allowance of $46,700	471,982	472,539
Receivable arising from the straight-lining of rents, net of allowance of $6,067 and $5,773	619,706	592,903
Deferred leasing and financing costs, net of accumulated amortization of $179,700 and $168,714	304,381	306,847
Assets related to discontinued operations	108,295	108,292
Due from officers	13,153	13,185
Other assets	699,342	692,026
	$21,648,927	$21,418,048
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Notes and mortgages payable	$8,824,247	$8,835,387
Due to Vornado	2,232,874	2,221,743
Senior unsecured notes	536,468	617,816
Exchangeable senior debentures	479,773	478,256
Revolving credit facility debt	658,468	358,468
Accounts payable and accrued expenses	497,930	515,607
Deferred credit	741,465	764,774
Deferred compensation plan	63,523	69,945
Deferred tax liabilities	19,884	19,895
Other liabilities	126,207	143,527
Total liabilities	14,180,839	14,025,418
Commitments and contingencies
Redeemable partnership units:
Class A units – 14,999,038 and 14,627,005 units outstanding	612,071	882,740
Series D cumulative redeemable preferred units – 11,200,000 units outstanding	280,000	280,000
Series B convertible preferred units – 444,559 units outstanding	15,238	15,238
Total redeemable partnership units	907,309	1,177,978
Partners’ Capital:
Equity	7,264,733	6,855,978
Earnings less than distributions	(1,069,607)	(1,047,340)
Accumulated other comprehensive loss	(46,797)	(6,899)
Total Vornado Partners’ Capital	6,148,329	5,801,739
Noncontrolling interests in consolidated subsidiaries	412,450	412,913
Total Partners’ Capital	6,560,779	6,214,652
	$21,648,927	$21,418,048

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For The Three Months Ended March 31,
	2009	2008

REVENUES:
Property rentals	$553,130	$533,434
Tenant expense reimbursements	98,134	87,160
Fee and other income	30,750	28,688
Total revenues	682,014	649,282
EXPENSES:
Operating	279,376	261,251
Depreciation and amortization	132,119	130,610
General and administrative	79,069	49,385
Costs of acquisitions not consummated	—	2,283
Total expenses	490,564	443,529
Operating income	191,450	205,753
Income applicable to Alexander’s	18,133	7,929
Income applicable to Toys “R” Us	97,147	80,362
Loss from partially owned entities	(7,543)	(30,353)
Interest and other investment income, net	14,059	14,104
Interest and debt expense (including amortization of deferred financing costs of $4,059 and $4,243)	(151,766)	(157,457)
Income before income taxes	161,480	120,338
Income tax (expense) benefit	(5,049)	217,329
Income from continuing operations	156,431	337,667
Income from discontinued operations (including $112,690 net gain on sale of Americold Realty Trust)	—	112,081
Net income	156,431	449,748
Less: Net income (loss) attributable to noncontrolling interests	(500)	(406)
Net income attributable to Vornado Realty L.P.	156,931	450,154
Preferred unit distributions	(19,206)	(19,092)
NET INCOME attributable to Class A unitholders	$137,725	$431,062

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.79	$1.85
Income from discontinued operations	—	0.66
Net income per Class A Unit	$0.79	$2.51

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.78	$1.77
Income from discontinued operations	—	0.61
Net income per Class A Unit	$0.78	$2.38

DISTRIBUTIONS PER CLASS A UNIT	$0.95	$0.90

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

(Amounts in thousands, except per unit amounts)	Preferred Units	General Partners’ Class A Units	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Partners’ Capital

Balance, December 31, 2007	$825,095	$5,284,857	$(716,693)	$29,772	$416,298	$5,839,329
Cumulative effect of change in accounting principle	—	212,395	(35,552)	—	—	176,843
Balance, January 1, 2008	825,095	5,497,252	(752,245)	29,772	416,298	6,016,172
Net income (loss)	—	—	403,838	—	(406)	403,432
Distributions to Vornado	—	—	(138,030)	—	—	(138,030)
Distributions to preferred unitholders	—	—	(14,277)	—	—	(14,277)
Conversion of Series A Preferred units to General Partner’s units	(1,025)	1,025	—	—	—	—
Deferred compensation units and options	—	2,688	—	—	—	2,688
Class A units issued:
Under Vornado employees’ option plan	—	10,471	—	—	—	10,471
Upon redemption of Class A Operating Partnership Units, at redemption value	—	18,771	—	—	—	18,771
In connection with Vornado’s dividend reinvestment plan	—	584	—	—	—	584
Change in unrealized net loss on securities available for sale	—	—	—	(10,537)	—	(10,537)
Adjustments to redeemable Class A units	—	51,060	—	—	—	51,060
Other	—	(919)	(4,932)	(9,714)	(2,014)	(17,579)
Balance, March 31, 2008	$824,070	$5,580,932	$(505,646)	$9,521	$413,878	$6,322,755

Balance, December 31, 2008	$823,807	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	—	—	140,110	—	(500)	139,610
Distributions to Vornado	—	88,563	(147,678)	—	—	(59,115)
Distribution to preferred unitholders	—	—	(14,269)	—	—	(14,269)
Conversion of Series A Preferred units to General Partner’s Class A units	(90)	90	—	—	—	—
Deferred compensation units and options	—	23,290	—	—	—	23,290
Class A units issued:
Under employees’ share option plan	—	491	(435)	—	—	56
Upon redemption of Class A Operating Partnership Units, at redemption value	—	10,946	—	—	—	10,946
Change in unrealized net loss on securities available for sale	—	—	—	(39,305)	—	(39,305)
Surrender of 2008 equity awards on March 31, 2009	—	13,722	—	—	—	13,722
Adjustments to redeemable Class A units	—	271,856	—	—	—	271,856
Other	—	(113)	5	(593)	37	(664)
Balance, March 31, 2009	$823,717	$6,441,016	$(1,069,607)	$(46,797)	$412,450	$6,560,779

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income	$156,431	$449,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	136,178	156,955
Equity in income of partially owned entities, including Alexander’s and Toys	(107,737)	(92,529)
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Amortization of below market leases, net	(17,982)	(23,264)
Straight-lining of rental income	(27,138)	(22,050)
Distributions of income from partially owned entities	8,381	9,978
Other non-cash adjustments	19,522	2,401
Net gain on early extinguishment of debt	(5,905)	—
Reversal of H Street of deferred tax liability	—	(222,174)
Net gain on sale of Americold	—	(112,690)
Write-off of real estate joint ventures’ development costs	—	34,200
Net loss on derivative positions	—	18,362
Impairment loss – marketable securities	—	9,073
Costs of acquisitions not consummated	—	2,283
Net gains on sale of real estate	—	(580)
Changes in operating assets and liabilities:
Accounts receivable, net	7,469	3,686
Accounts payable and accrued expenses	14,887	46,443
Other assets	(40,320)	(50,270)
Other liabilities	(6,562)	12,003
Net cash provided by operating activities	169,812	221,575
Cash Flows from Investing Activities:
Development costs and construction in progress	(132,529)	(106,688)
Additions to real estate	(38,916)	(50,838)
Restricted cash	(27,298)	866
Proceeds from sales of real estate and real estate related investments	20,858	199,331
Purchases of marketable securities	(9,882)	(830)
Investments in partially owned entities	(9,582)	(74,552)
Proceeds from sales of, and return of investment in, marketable securities	7,835	174
Distributions of capital from partially owned entities	7,504	22,163
Proceeds received from repayment of notes and mortgage loans receivable	3,593	19,099
Deposits in connection with real estate acquisitions	(9)	(1,623)
Acquisitions of real estate and other	—	(4,874)
Investments in notes and mortgage loans receivable	—	(4,632)
Net cash used in investing activities	(178,426)	(2,404)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Three Months Ended March 31,
	2009	2008
Cash Flows from Financing Activities:
Proceeds from borrowings	353,856	956,499
Repayments of borrowings	(138,291)	(605,342)
Distributions to Vornado on Class A units	(59,115)	(138,030)
Purchase of outstanding Series G preferred units	(24,330)	—
Distributions to preferred unitholders	(14,269)	(14,292)
Distributions to redeemable security-holders	(10,514)	(28,308)
Debt issuance costs	(94)	(13,526)
Proceeds from exercise of Vornado share options and other	(32)	10,307
Net cash provided by financing activities	107,211	167,308
Net increase in cash and cash equivalents	98,597	386,479
Cash and cash equivalents at beginning of period	1,526,853	1,154,595
Cash and cash equivalents at end of period	$1,625,450	$1,541,074

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $4,716 and $16,219)	$132,208	$135,872
Cash payments for income taxes	$1,150	$1,800

Non-Cash Transactions:
Adjustments to redeemable Class A partnership units	$271,856	$51,060
Unit distributions to Vornado paid in Class A units	88,563	—
Distributions on redeemable partnership units paid in Class A units	8,213	—
Issuance of General Parnter’s Class A units upon redemption of limited partners’ Class A units for Vornado common shares	10,946	18,771
Unrealized net loss on securities available for sale	39,305	10,537

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 90.4% of the common limited partnership interest in, the Operating Partnership at March 31, 2009. All references to “our,” “we,” “us,” the “Operating Partnership” and the “Company” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Operating Partnership as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting if they do not meet the criteria for consolidation and we have the ability to exercise significant influence over the operating and financial policies of the company. Generally an ownership interest of 20% or more is sufficient to demonstrate the ability to exercise significant influence. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

On January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 was required to be applied retrospectively. Accordingly, net income for the quarter ended March 31, 2008 has been adjusted to include $9,278,000 of additional interest expense. In addition, in accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we have included 3,014,000 additional Class A units resulting from the March 12, 2009 Class A Unit distribution in the computation of income per Class A unit retroactively to the quarter ended March 31, 2008. Furthermore, certain prior year balances have been reclassified in order to conform to current year presentation as a result of the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature

On January 1, 2009, we adopted FSP 14-1, which was required to be applied retrospectively. The adoption of FSP 14-1 affected the accounting for our convertible senior debentures due to Vornado and our exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures due to Vornado, $1 billion Convertible Senior Debentures due to Vornado and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued. The aggregate initial debt discount of $212,395,000 after original issuance costs allocated to the equity component was recorded in “additional capital” as a cumulative effect of change in accounting principle in our consolidated statement of changes in partners’ capital. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the quarter ended March 31, 2008 has been adjusted to include $9,300,000 of amortization in the aggregate. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 have been reflected as a cumulative effect of change in accounting principle in “earnings in excess of (less than) distributions” on our consolidated statement of changes in partners’ capital. Below is a summary of the financial statement effects of implementing FSP 14-1 and related disclosures.

	Due to Vornado
	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per unit amounts) Balance Sheet:	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Principal amount of liability component	$1,382,700	$1,382,700	$989,800	$989,800	$499,982	$499,982
Unamortized discount	(98,878)	(106,415)	(40,748)	(44,342)	(20,209)	(21,726)
Carrying amount of liability component	$1,283,822	$1,276,285	$949,052	$945,458	$479,773	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

	March 31,		March 31,		March 31,
Income Statement:	2009	2008	2009	2008	2009	2008
Coupon interest	$9,852	$9,975	$8,970	$9,063	$4,844	$4,844
Discount amortization – original issue	1,351	1,400	981	1,012	359	411
Discount amortization – FSP 14-1 implementation	6,180	5,823	2,609	2,427	1,159	1,028
	$17,383	$17,198	$12,560	$12,502	$6,362	$6,283

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per Class A unit, as adjusted	$159.04		$150.22		$88.20

Number of Class A units on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,669

__________________

(1)

In accordance with FSP 14-1, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value.) Our convertible senior debentures due to Vornado require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units. Based on the March 31, 2009 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date. The number of Class A units on which the aggregate consideration to be delivered upon conversion is 8,694 and 6,589 Class A units, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in partners’ capital in quarterly reporting periods.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The adoption of this standard on January 1, 2009, did not have any effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in FASB Statement No. 128, Earnings Per Share (“SFAS 128”). FSP 03-6-1 became effective on January 1, 2009 and required all prior period earnings per Class A unit data presented, to be adjusted retroactively. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material effect on our computation of income per Class A unit.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Fair Value Measurements

FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist primarily of (i) marketable securities and (ii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheets. Financial assets and liabilities measured at fair value as of March 31, 2009 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$79,175	$79,175	$—	$—
Deferred compensation plan assets	63,523	31,097	—	32,426
Interest rate caps (included in other assets)	48	—	48	—
Total assets	$142,746	$110,272	$48	$32,426

Deferred compensation plan liabilities	$63,523	$31,097	$—	$32,426

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the three months ended March 31, 2009.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Losses	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the three months ended March 31, 2009	$34,176	$(1,496)	$(254)	$32,426

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2009, we own 32.7% of Toys. We account for our investment in Toys under the equity method and record our 32.7% share of Toys income of loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. As of March 31, 2009, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of the parent company.

Below is a summary of Toys’ latest available financial information on a “purchase accounting” basis.

(Amounts in millions)	Balance as of
Balance Sheet:	January 31, 2009	November 1, 2008
Total Assets	$11,500	$12,410
Total Liabilities	$10,285	$11,481
Total Equity	$1,215	$929

	For the Quarterly Period Ended
Income Statement:	January 31, 2009	February 2, 2008
Total Revenues	$5,461	$5,827
Net Income	$291	$240

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2009, we own 32.4% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of March 31, 2009, Alexander’s owed us $44,130,000 in fees under these agreements.

Based on Alexander’s March 31, 2009 closing share price of $170.38, the market value (“fair value” pursuant to SFAS 157) of our investment in Alexander’s is $281,820,000, or $129,919,000 in excess of the carrying amount on our consolidated balance sheet.

As of March 31, 2009, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $35,874,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common shares acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to their real estate (land and building). We are writing-off the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income or loss. The basis difference related to the land is not being written-off and will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of March 31, 2009, we own 16,149,592 Lexington common shares, or approximately 16.1% of Lexington common equity. Pursuant to the guidance in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to that of other shareholders. We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

As of March 31, 2009, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $148,000,000. This basis difference resulted primarily from $107,882,000 of non-cash impairment charges we recognized in 2008 based on our conclusion that the decline in the value of Lexington’s common shares was “other-than-temporary.” The remainder of the basis difference related to purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and building) as compared to their carrying amounts in Lexington’s consolidated financial statements. We are writing-off the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Lexington’s net income or loss. The basis difference attributable to the land is not written-off and will be recognized upon disposition of our investment.

Based on Lexington’s March 31, 2009 closing share price of $2.38, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington was $38,436,000, or $39,274,000 below the carrying amount of $77,710,000, or $4.81 per share, on our consolidated balance sheet. We have concluded that, as of March 31, 2009, the decline in the value of our investment in Lexington is not “other-than-temporary.”

The following is a summary of Lexington’s financial information as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and 2007.

(Amounts in millions)
Balance Sheet:	December 31, 2008	September 30, 2008
Total assets	$4,106	$4,294
Total liabilities	$2,707	$3,370
Total equity	$1,399	$924

	For the Three Months Ended
Income Statement:	December 31, 2008	December 31, 2007
Total revenue	$105	$119
(Loss) income from continuing operations	$(4)	$2
Net (loss) income	$(18)	$24

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	Balance as of
	March 31, 2009	December 31, 2008
Toys	$388,405	$293,096
Partially Owned Office Buildings	$155,677	$157,468
Alexander’s	151,901	137,305
India Real Estate Ventures	88,432	88,858
Lexington	77,710	80,748
Other Equity Method Investments	319,004	325,775
	$792,724	$790,154

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended March 31,
Toys:	2009	2008
32.7% share of equity in net income	$95,294	$78,355
Interest and other income	1,853	2,007
	$97,147	$80,362
Alexander’s:
32.4% share in 2009 and 32.7% in 2008:
Equity in net income before reversal (accrual) of stock appreciation rights compensation expense	$3,855	$5,127
Reversal (accrual) of stock appreciation rights compensation expense	11,105	(205)
Equity in net income	14,960	4,922
Management and leasing fees	1,893	2,127
Development fees	1,280	880
	$18,133	$7,929

Lexington – 16.1% in 2009 and 7.5% in 2008 share of equity in net (loss) income (see page 13)	$(3,039)	$1,827

India Real Estate Ventures – 4% to 36.5% share of equity in net loss	(137)	(414)

Other (1)	(4,367)	(31,766	)(2)
	$(7,543)	$(30,353)

__________________

(1)

Includes our equity in net earnings of partially owned entities including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC and others.

(2)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of our partially owned entities as of March 31, 2009 and December 31, 2008, none of which is recourse to us.

	100% of Partially Owned Entities’ Debt
(Amounts in thousands)	March 31, 2009	December 31, 2008
Toys (32.7% interest) (as of January 31, 2009 and November 1, 2008, respectively):
$1.3 billion senior credit facility, due 2010, (6.14% at March 31, 2009)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00% – 3.75% ($103,000 reserved for outstanding letters of credit)	—	367,000
Mortgage loan, due 2010, LIBOR plus 1.30% (1.86% at March 31, 2009)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.80% at March 31, 2009)	797,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	514,000	568,000
7.625% bonds, due 2011 (Face value – $500,000)	486,900	486,000
7.875% senior notes, due 2013 (Face value – $400,000)	377,900	377,000
7.375% senior notes, due 2018 (Face value – $400,000)	335,900	335,000
4.51% Spanish real estate facility, due 2013	168,000	167,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.55% at March 31, 2009)	180,000	180,000
Japan bank loans, due 2011 – 2014, 1.20% – 2.80%	172,000	158,000
Japan borrowings, due 2011 (weighted average rate of 1.05% at March 31, 2009)	18,000	289,000
6.84% Junior U.K. real estate facility, due 2013	91,000	101,000
4.51% French real estate facility, due 2013	81,000	81,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Other	92,000	73,000
	5,434,700	6,100,000
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	370,960	373,637
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after December 2013)	198,449	199,537
Rego Park mortgage note payable, due in March 2012, (prepayable without penalty after June 2009) (1)	78,246	78,386
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.70% at March 31, 2009)	195,082	181,695
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,230,737	1,221,255
Lexington (16.1% interest) (as of December 31, 2008 and September 30, 2008, respectively) Mortgage loans collateralized by the trust’s real estate, due from 2009 to 2037, with a weighted average interest rate of 5.58% at December 31, 2008 (various prepayment terms)	2,383,407	2,486,370

_____________________________

(1)

On March 10, 2009, the $78,246 outstanding balance of the Rego Park I mortgage loan, which was scheduled to mature in June 2009, was repaid and simultaneously refinanced in the same amount. The loan bears interest at 75 basis points and is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	March 31, 2009	December 31, 2008
Partially owned office buildings:
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 5.63% at March 31, 2009 (various prepayment terms)	$142,600	$143,000
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	85,249
330 Madison Avenue (25% interest) up to $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% with interest at 2.03%	70,000	70,000
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	62,490	62,815
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.50% at March 31, 2009)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	21,326	21,426
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2009 to 2022, with a weighted average interest rate of 14.72% at March 31, 2009 (various prepayment terms)	149,227	148,792
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (3.23% at March 31, 2009)	93,000	90,500
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00%-3.00% (3.02% at March 31, 2009)	90,880	57,600
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2037, with a weighted average interest rate of 5.96% at March 31, 2009 (various prepayment terms)	575,213	559,840
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2015, with a weighted average interest rate of 4.96% at March 31, 2009 (various prepayment terms)	307,098	307,098
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2010, LIBOR plus 1.75% (2.25% at March 31, 2009)	132,810	132,128
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,767	14,800
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,178	10,200
Other	433,412	468,559

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,999,693,000 and $3,196,585,000 as of March 31, 2009 and December 31, 2008, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of March 31, 2009 and December 31, 2008.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	March 31, 2009	March 31, 2009	December 31, 2008
Equinox	02/13	14.00%	$88,829	$85,796
Tharaldson Lodging Companies	04/10 (1)	4.74%	76,341	76,341
Riley HoldCo Corp	02/15	10.00%	74,409	74,381
280 Park Avenue	06/16	10.25%	73,750	73,750
Charles Square Hotel, Cambridge	09/09	7.56%	41,634	41,796
MPH, net of a valuation allowance of $46,700	—	—	19,300	19,300
Other	08/14-12/18	4.75%-12.00%	97,719	101,175
			$471,982	$472,539

__________________

(1)	The borrower has a one-year extension option.

7.	Discontinued Operations

In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment and Disposal of Long- Lived Assets, we have classified the revenues and expenses of properties and businesses sold or to be sold to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

The following table sets forth the assets and liabilities related to discontinued operations at March 31, 2009 and December 31, 2008, which consist primarily of the net book value of real estate.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
H Street – land under sales contract	$108,295	$108,292	$—	$—

The following table sets forth the combined results of operations related to discontinued operations for the three months ended March 31, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Revenues	$—	$219,421
Expenses	—	220,610
Net loss	—	(1,189)
Net gain on sale of Americold	—	112,690
Net gain on sale of other real estate	—	580
Income from discontinued operations	$—	$112,081

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of March 31, 2009 and December 31, 2008.

	Balance as of
(Amounts in thousands)	March 31, 2009	December 31, 2008

Identified intangible assets (included in other assets):
Gross amount	$781,350	$784,192
Accumulated amortization	(273,479)	(258,242)
Net	$507,871	$525,950
Identified intangible liabilities (included in deferred credit):
Gross amount	$996,537	$998,179
Accumulated amortization	(297,598)	(278,357)
Net	$698,939	$719,822

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $17,982,000 and $23,271,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$62,283
2011	59,224
2012	55,508
2013	47,543
2014	41,718

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $15,786,000 and $24,572,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$56,294
2011	53,889
2012	49,304
2013	42,116
2014	23,750

We are a tenant under ground leases for certain properties. Amortization of these acquired below-market leases resulted in an increase to rent expense of $533,000 and $533,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$2,133
2011	2,133
2012	2,133
2013	2,133
2014	2,133

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt

The following is a summary of our notes and mortgages payable:

(Amounts in thousands)		Interest Rate at	Balance at
Notes and Mortgages Payable: Fixed Rate:	Maturity (1)	March 31, 2009	March 31, 2009	December 31, 2008

New York Office:
1290 Avenue of the Americas	01/13	5.97%	$442,116	$444,667
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	286,137	287,386
909 Third Avenue	04/15	5.64%	213,198	214,074
Eleven Penn Plaza	12/11	5.20%	205,938	206,877

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartment Complex	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	115,071	115,440
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	87,326	87,721
1550 and 1750 Crystal Drive	11/14	7.08%	83,524	83,912
Universal Buildings	04/14	4.88%	59,051	59,728
1235 Clark Street	07/12	6.75%	53,902	54,128
2231 Crystal Drive	08/13	7.08%	50,067	50,394
241 18th Street	10/10	6.82%	46,331	46,532
1750 Pennsylvania Avenue	06/12	7.26%	46,390	46,570
2011 Crystal Drive	10/09	6.88%	38,208	38,338
1225 Clark Street	08/13	7.08%	29,948	30,145
1800, 1851 and 1901 South Bell Street	12/11	6.91%	25,754	27,801

Retail:
Cross-collateralized mortgages on 42 shopping centers (2)	03/10	7.86%	399,074	448,115
Springfield Mall (including present value of purchase option)	10/12-04/13	5.45%	251,729	252,803
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.40%	94,298	94,879
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	60,410	60,766
Other	05/09-11/34	4.00%-7.33%	158,650	159,597

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	219,690	220,361
Boston Design Center	09/15	5.02%	70,465	70,740
Washington Design Center	11/11	6.95%	44,800	44,992

Other:
555 California Street	05/10-09/11	5.97%	721,001	720,671
Industrial Warehouses	10/11	6.95%	25,159	25,268
Total Fixed Interest Notes and Mortgages Payable		5.95%	7,054,059	7,117,727

__________________

See notes on page 21.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate at	Balance at
Notes and Mortgages Payable:	Maturity (1)	Spread over LIBOR	March 31, 2009	March 31, 2009	December 31, 2008
Variable Rate:
New York Office:
Manhattan Mall	02/12	L+55	1.11%	$232,000	$232,000
866 UN Plaza	05/11	L+40	.90%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.73%	150,000	150,000
1999 K Street (construction loan)	12/10	L+130	1.80%	81,165	73,747
Courthouse Plaza One and Two	01/15	L+75	1.30%	69,446	70,774
River House Apartment Complex	04/18	(3)	1.78%	64,000	64,000
Commerce Executive III, IV and V	07/09	L+55	1.05%	50,223	50,223
220 20th Street (construction loan)	01/11	L+115	1.71%	49,894	40,701
West End 25 (construction loan)	02/11	L+130	1.81%	35,356	24,620
Retail:
Green Acres Mall	02/13	L+140	1.90%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	2.00%	248,177	228,731
Beverly Connection	07/09	L+245	3.01%	100,000	100,000
Other:
220 Central Park South	11/10	L+235 – L+245	2.87%	130,000	130,000
Other	07/09 – 11/11	Various	3.03%	179,949	172,886
Total Variable Interest Notes and Mortgages Payable			1.96%	1,770,188	1,717,660
Total Notes and Mortgages Payable			5.15%	$8,824,247	$8,835,387

Due to Vornado: (see page 9)
2.85% Due 2027	04/12		5.45%	$1,283,822	$1,276,285
3.63% Due 2026	11/11		5.32%	949,052	945,458
Total due to Vornado			5.39%	$2,232,874	$2,221,743

Senior Unsecured Notes:
Senior unsecured notes due 2009	08/09		4.50%	$154,812	$168,289
Senior unsecured notes due 2010	12/10		4.75%	176,915	199,625
Senior unsecured notes due 2011	02/11		5.60%	204,741	249,902
Total Senior Unsecured Notes (4)			5.00%	$536,468	$617,816

3.88% Exchangeable Senior Debentures due 2025 (see page 9)	04/12		5.32%	$479,773	$478,256

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	1.02%	$600,000	$300,000
$.965 billion unsecured revolving credit facility ($44,565 reserved for outstanding letters of credit)	06/11	L+55	.99%	58,468	58,468
Total Unsecured Revolving Credit Facilities			1.02%	$658,468	$358,468

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

(2)	In the first quarter of 2009, we repaid $47,000 of this debt for $46,231 in cash.

(3)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(4)

In the first quarter of 2009, we purchased $81,534 (aggregate face amount) of our senior unsecured notes for $75,977 in cash, resulting in a $5,136 net gain which is included as a component of “interest expense” on our consolidated statement of income.

10.	Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent Operating Partnership units not owned by Vornado and are comprised of (i) Class A units, (ii) Series B convertible preferred units, and (iii) Series D-10, D-11, D-12, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units. Redeemable partnership units are accounted for in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” on our consolidated balance sheets. As of March 31, 2009 and December 31, 2008, the aggregate value of the redeemable partnership units was $907,309,000 and $1,177,978,000, respectively. Below is a table reflecting the activity of the redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2007	$1,658,303
Net income	46,569
Distributions	(18,828)
Class A unit redemptions	(18,771)
Adjustments to Class A redeemable units	(51,060)
Other, net	5,405
Balance at March 31, 2008	$1,621,618

Balance at December 31, 2008	$1,177,978
Net income	16,821
Distributions	(18,733)
Class A unit redemptions	(10,946)
Adjustments to Class A redeemable units	(271,856)
Other, net	14,045
Balance at March 31, 2009	$907,309

Redeemable partnership units exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $56,652,000 and $83,079,000 as of March 31, 2009 and December 31, 2008, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Income Per Class A Unit

Income per unit is computed in accordance with the provisions of SFAS 128. In January 2009, we adopted the provisions of FSP 03-6-1, which required us to include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per unit pursuant to the two-class method as described in SFAS 128. The adoption of FSP 03-6-1 did not have a material effect on our computation of income per share.

On March 12, 2009, we made a regular quarterly distribution of $0.95 per Class A unit, consisting of approximately $64,000,000 in cash and 3,014,000 Class A units priced at $32.07 per unit. In accordance with SFAS 128, we have included the 3,014,000 Class A units in the computation of basic and diluted income per Class A unit retroactively for all periods presented.

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and potentially dilutive unit equivalents. Potentially dilutive unit equivalents include our preferred units, employee unit options, and our exchangeable senior debentures.

(Amounts in thousands, except per unit amounts)	For The Three Months Ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$156,431	$337,667
Income from discontinued operations, net	—	112,081
Net income	156,431	449,748
Net loss attributable to noncontrolling interests	500	406
Net income attributable to Vornado Realty L.P.	156,931	450,154
Preferred unit distributions	(19,206)	(19,092)
Earnings alloacted to unvested participating units	(1,149)	(2,668)
Numerator for basic income per Class A unit – net income attributable to Class A unitholders	136,576	428,394
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	—	6,283
Convertible preferred unit distributions	174	1,443
Numerator for diluted income per Class A unit – net income attributable to Class A unitholders	$136,750	$436,120
Denominator:
Denominator for basic income per Class A unit – weighted average units	171,926	170,819
Effect of dilutive securities (1):
Employee unit options	1,673	5,010
3.875% exchangeable senior debentures	—	5,669
Convertible preferred units	605	1,490
Denominator for diluted income per Class A unit – adjusted weighted average units and assumed conversions	174,204	182,988
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.79	$1.85
Income from discontinued operations, net	—	0.66
Net income per Class A unit	$0.79	$2.51
INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.78	$1.77
Income from discontinued operations, net	—	0.61
Net income per Class A unit	$0.78	$2.38

__________________

(1)

The effect of dilutive securities in the three months ended March 31, 2009 and 2008 excludes an aggregate of 8,467 and 1,677 weighted average unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended March 31,
	2009	2008
Net income	$156,431	$449,748
Other comprehensive loss	(39,898)	(20,251)
Comprehensive income	116,533	429,497
Comprehensive loss attributable to noncontrolling interests	500	406
Comprehensive income attributable to Vornado Realty L.P.	$117,033	$429,903

Substantially all of other comprehensive loss for the three months ended March 31, 2009 and 2008 relates to losses from the mark-to-market of marketable equity securities classified as available-for-sale.

13.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Tenant cleaning revenue	$14,294	$13,422
Management and leasing fees	2,401	3,968
Lease termination fees	1,624	2,453
Other income	12,431	8,845
	$30,750	$28,688

Fee and other income above include management fee income from Interstate Properties, a related party, of $198,000 and $211,000 for the three months ended March 31, 2009 and 2008, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

14.	Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for all stock-based compensation in accordance FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). Stock based compensation expense for the three months ended March 31, 2009 and 2008 consists of stock option awards, restricted shares, Operating Partnership unit awards and out-performance plan awards. During the three months ended March 31, 2009 and 2008, we recognized $10,249,000 and $8,075,000 of stock-based compensation expense, respectively.

On March 31, 2009, Vornado’s nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards. Accordingly, we recognized $32,588,000 of expense in the first quarter of 2009 representing the unamortized portion of these awards, which is included as a component of “general and administrative” expense on our consolidated statement of income. As a result of these voluntary surrenders, stock-based compensation expense will be approximately $7,000,000 lower for the remainder of 2009 and $9,400,000, $9,400,000, $5,700,000 and $1,000,000 lower for 2010, 2011, 2012 and 2013, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $2.0 billion of per occurrence all risk property insurance coverage in effect through September 15, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Our coverage for NBCR losses is up to $2 billion, per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss. We are ultimately responsible for any loss borne by PPIC.

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

Other Contractual Obligations

At March 31, 2009, there were $44,565,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and our senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and our senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $205,917,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies - continued

We are from time to time involved in various other legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters in the aggregate, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump has filed a notice appealing the 2007 and 2009 decisions. Mr. Trump’s appeals of the 2006, 2007 and 2009 decisions are now proceeding. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, H Street acquired the remaining 50% interest in that fee. In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.	Retirement Plan

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income.

17.	Costs of Acquisitions Not Consummated

In the first quarter of 2008, we wrote-off $2,283,000 of costs associated with the Hudson Rail Yards acquisition not consummated.

18.	Marketable Securities

At March 31, 2009, the market value (“fair value” pursuant to SFAS 157) of our marketable equity securities portfolio was $41,362,000 below its carrying amount. We have concluded that the decline in the value of the securities in our portfolio as of March 31, 2009, is not “other-than-temporary.” In the three months ended March 31, 2008, we concluded that an investment in a marketable equity security was “other-than-temporarily” impaired and recognized a non-cash impairment charge of $9,073,000, based on the March 31, 2008 closing share price of the security.

19.	Subsequent Events

On April 7, 2009, we completed a $75,000,000 financing of 4 Union Square South, Manhattan, a 203,000 square foot, fully-leased retail property. This interest-only loan has a rate of LIBOR plus 3.25% (3.78% as of April 22, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

On April 22, 2009, Vornado sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share. Vornado received net proceeds of approximately $709,700,000, after the underwriters’ discount and offering expenses and contributed the net proceeds to us in exchange for 17,250,000 Class A units.

On April 30, 2009, we commenced a cash tender offer for any and all of our senior unsecured notes dues 2009, 2010 and 2011. Upon the terms and subject to the conditions of the tender offer, we are offering to purchase the senior unsecured notes due 2009 at par, plus accrued and unpaid interest and the senior unsecured notes due 2010 and 2011 at a purchase price of $970 per $1,000 in principal, plus accrued and unpaid interest. The tender offer expires on May 7, 2009.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended March 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$508,010	$188,762	$129,374	$89,077	$63,001	$—	$37,796
Straight-line rents:						—
Contractual rent increases	13,972	6,715	3,044	3,505	619	—	89
Amortization of free rent	13,166	1,540	5,364	6,308	22	—	(68)
Amortization of acquired below- market leases, net	17,982	9,923	1,102	5,269	29	—	1,659
Total rentals	553,130	206,940	138,884	104,159	63,671	—	39,476
Tenant expense reimbursements	98,134	35,157	18,530	37,173	5,319	—	1,955
Fee and other income:
Tenant cleaning revenue	14,294	18,294	—	—	—	—	(4,000)
Management and leasing fees	2,401	1,095	1,965	278	57	—	(994)
Lease termination fees	1,624	42	982	—	600	—	—
Other	12,431	3,527	5,438	459	1,338	—	1,669
Total revenues	682,014	265,055	165,799	142,069	70,985	—	38,106
Operating expenses	279,376	113,544	57,292	52,942	39,195	—	16,403
Depreciation and amortization	132,119	44,110	36,032	23,160	13,379	—	15,438
General and administrative	79,069	9,162	8,910	11,754	10,964	—	38,279
Total expenses	490,564	166,816	102,234	87,856	63,538	—	70,120
Operating income (loss)	191,450	98,239	63,565	54,213	7,447	—	(32,014)
Income applicable to Alexander’s	18,133	192	—	149	—	—	17,792
Income applicable to Toys	97,147	—	—	—	—	97,147	—
(Loss) income from partially owned entities	(7,543)	1,202	1,584	1,192	125	—	(11,646)
Interest and other investment income, net	14,059	282	140	251	30	—	13,356
Interest and debt expense	(151,766)	(33,118)	(30,756)	(21,400)	(12,836)	—	(53,656)
Income (loss) before income taxes	161,480	66,797	34,533	34,405	(5,234)	97,147	(66,168)
Income tax expense	(5,049)	—	(433)	(166)	(243)	—	(4,207)
Net income (loss)	156,431	66,797	34,100	34,239	(5,477)	97,147	(70,375)
Less: Net income (loss) attributable to noncontrolling interests	(500)	1,877	—	(118)	—	—	(2,259)
Net income (loss) attributable to Vornado Realty L.P.	156,931	64,920	34,100	34,357	(5,477)	97,147	(68,116)
Interest and debt expense (2)	202,177	31,438	31,601	23,059	13,058	35,183	67,838
Depreciation and amortization(2)	179,590	42,761	37,243	24,070	13,548	35,257	26,711
Income tax expense (2)	58,067	—	434	166	308	53,091	4,068
EBITDA (1)	$596,765	$139,119	$103,378	$81,652	$21,437	$220,678	$30,501

_______________________

See notes on page 29.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended March 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$488,192	$176,503	$123,402	$86,721	$57,543	$—	$44,023
Straight-line rents:
Contractual rent increases	17,872	7,283	3,270	5,799	1,377	—	143
Amortization of free rent	4,099	871	1,505	(1,221)	2,353	—	591
Amortization of acquired below- market leases, net	23,271	15,329	1,112	4,954	33	—	1,843
Total rentals	533,434	199,986	129,289	96,253	61,306	—	46,600
Tenant expense reimbursements	87,160	31,523	15,215	33,690	4,589	—	2,143
Fee and other income:
Tenant cleaning revenue	13,422	17,154	—	—	—	—	(3,732)
Management and leasing fees	3,968	1,402	3,156	365	140	—	(1,095)
Lease termination fees	2,453	1,924	—	375	154	—	—
Other	8,845	3,935	4,200	(379)	1,440	—	(351)
Total revenues	649,282	255,924	151,860	130,304	67,629	—	43,565
Operating expenses	261,251	106,646	51,587	48,054	35,368	—	19,596
Depreciation and amortization	130,610	45,775	36,866	21,136	11,787	—	15,046
General and administrative	49,385	4,786	7,069	7,762	7,471	—	22,297
Costs of acquisition not consummated	2,283	—	—	—	—	—	2,283
Total expenses	443,529	157,207	95,522	76,952	54,626	—	59,222
Operating income (loss)	205,753	98,717	56,338	53,352	13,003	—	(15,657)
Income applicable to Alexander’s	7,929	189	—	148	—	—	7,592
Income applicable to Toys	80,362	—	—	—	—	80,362	—
(Loss) income from partially owned entities	(30,353)	1,053	1,279	2,907	518	—	(36,110)
Interest and other investment income, net	14,104	708	679	242	93	—	12,382
Interest and debt expense	(157,457)	(35,631)	(29,622)	(20,246)	(13,021)	—	(58,937)
Income (loss) before income taxes	120,338	65,036	28,674	36,403	593	80,362	(90,730)
Income tax benefit (expense)	217,329	—	221,677	(2)	(210)	—	(4,136)
Income (loss) from continuing operations	337,667	65,036	250,351	36,401	383	80,362	(94,866)
Income (loss) from discontinued operations, net	112,081	—	987	(520)	—	—	111,614
Net income	449,748	65,036	251,338	35,881	383	80,362	16,748
Less: Net income (loss) attributable to noncontrolling interests	(406)	945	—	(14)	—	—	(1,337)
Net income attributable to Vornado Realty L.P.	450,154	64,091	251,338	35,895	383	80,362	18,085
Interest and debt expense (2)	217,239	34,004	30,628	23,827	13,233	41,495	74,052
Depreciation and amortization(2)	181,185	43,620	39,242	22,202	11,907	34,102	30,112
Income tax (benefit) expense (2)	(122,780)	—	(221,672)	2	210	93,919	4,761
EBITDA (1)	$725,798	$141,715	$99,536	$81,926	$25,733	$249,878	$127,010

________________________

See notes on the following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.	Segment Information – continued

Notes to preceding tabular information

(1)

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” We consider EBITDA a supplemental measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Alexander’s	$24,399	$14,887
555 California Street	11,638	11,645
Lexington	10,389	11,077
Hotel Pennsylvania	607	5,413
Industrial warehouses	1,314	1,438
Other investments (1)	3,947	(1,310)
	52,294	43,150

Corporate general and administrative expenses	(35,876)	(20,242)
Investment income and other, net	11,824	27,116
Net income attributable to noncontrolling interests	2,259	1,337
Non-cash asset write-downs:
Marketable equity security	—	(9,073)
Real estate development projects:
Partially owned entities	—	(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—	(2,283)
MPH mezzanine loan loss reversal	—	10,300
Derivative positions in marketable equity securities	—	(18,362)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—	129,267
	$30,501	$127,010

________________________

(1)	2009 includes our share of EBITDA from a partially owned entity, which was accounted for as a mezzanine loan in 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of March 31, 2009, and the related consolidated statements of income, changes in partners’ capital and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 and Note 3 to the consolidated financial statements, in 2009 the Company changed its method of accounting for its convertible and exchangeable senior debentures to conform to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements and, retrospectively, adjusted the 2008 consolidated financial statements for the changes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2008, and the related consolidated statements of income, changes in partners’ capital, and cash flows for the year then ended prior to retrospective adjustments for the adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 3 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of Vornado Realty L.P. (not presented herein).  In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 8, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2009.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado’s shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending March 31, 2009:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(61.9%)	(61.3%)	(59.7%)
Three-years	(61.4%)	(59.0%)	(57.2%)
Five-years	(33.1%)	(38.5%)	(35.6%)
Ten-years	60.3%	42.2%	49.4%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component; and
•	Developing and redeveloping our existing properties to increase returns and maximize value.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia areas. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. See “Risk Factors” in Item 1A of our Annual Report on form 10-K for the year ended December 31, 2008, for additional information regarding these factors.

Overview – continued

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends have continued in the first quarter of 2009. We are currently in an economic recession which has negatively affected substantially all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. The commercial real estate industry may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income, funds from operations and cash flow. In addition, the value of investments in joint ventures, marketable securities, and mezzanine loans may continue to decline, and may result in impairment charges and/or valuation allowances and a corresponding decrease in net income and funds from operations.

The trends discussed above have had an impact on our financial results for the first quarter ended March 31, 2009. As shown in our table of leasing statistics by segment on page 36 of this “Overview,” changes in occupancy rates from December 31, 2008 to March 31, 2009 ranged from a decrease of 80 basis points for our New York Office portfolio to an increase of 20 basis points for our Washington, DC Office portfolio. Initial rents on space re-leased during the quarter ended March 31, 2009 exceeded expiring escalated rents, although at spreads significantly below increases achieved during 2008. During the quarter ended March 31, 2009, retail tenant delinquencies have risen and our allowance for doubtful accounts has increased accordingly. At March 31, 2009, the market values of our investment in Lexington Realty Trust (NYSE: LXP) common shares and our marketable securities portfolio were $39,274,000 and $41,362,000, respectively, below their carrying amounts. We have concluded that, as of March 31, 2009, the declines in the value of these investments were not “other-than-temporary.” It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Overview – continued

Quarter Ended March 31, 2009 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended March 31, 2009 was $137,725,000, or $0.78 per diluted Class A unit, versus $431,062,000, or $2.38 per diluted Class A unit for the quarter ended March 31, 2008. Net income for the quarter ended March 31, 2009 and 2008 include $173,000 and $6,002,000, respectively, of net gains on sale of real estate. In addition, net income for the quarters ended March 31, 2009 and 2008 also include certain items that affect comparability which are listed in the table below. The aggregate of the net gains on sale of real estate and the items in the table below decreased net income attributable to Class A unitholders for the quarter ended March 31, 2009 by $17,279,000, or $0.10 per diluted Class A unit and increased net income attributable to Class A unitholders for the quarter ended March 31, 2008 by $284,304,000, or $1.56 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Items that affect comparability (income) expense:
Write-off of unamortized costs from the voluntary surrender of equity awards	$32,588	$—
Alexander’s stock appreciation rights	(11,105)	205
Net gain on extinguishment of debt	(5,905)	—
Reversal of deferred income taxes initially recorded in connection with H Street acquisition	—	(222,174)
Net gain on sale of our 47.6% interest in Americold	—	(112,690)
Non-cash asset write-downs:
Marketable equity security	—	9,073
Real estate development projects:
Partially owned entities	—	34,200
Wholly owned entities (including costs of acquisitions not consummated)	—	2,283
Derivative positions in marketable equity securities	—	18,362
Reversal of MPH mezzanine loan loss accrual	—	(10,300)
Other, net	1,874	1,663
	17,452	(279,378)
47.6% share of Americold’s net loss – sold on March 31, 2008	—	1,076
Total items that affect comparability	$17,452	$(278,302)

On January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 was required to be applied retrospectively. Accordingly, net income for the quarter ended March 31, 2008 has been adjusted to include $9,278,000 of additional interest expense. In addition, in accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128), we have included 3,014,000 additional Class A units resulting from the March 12, 2009 Class A unit distribution, in the computation of income per Class A unit retroactively to the quarter ended March 31, 2008.

Overview – continued

During the quarter ended March 31, 2009, we did not recognize income on certain assets with an aggregate carrying amount of approximately $900 million during the quarter ended March 31, 2009, because they were out of service for redevelopment, although we capitalized $4,716,000 of interest costs in connection with the development of these assets. Assets under development include all or portions of the Bergen Town Center, 220 20th Street, 1229-1231 25th Street (“West End 25”), and certain investments in partially owned entities.

The percentage increase (decrease) in the same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2009 over the quarter ended March 31, 2008 and the trailing quarter ended December 31, 2008 are summarized below.

Quarter Ended:
	New York Office	Washington, DC Office	Retail	Merchandise Mart
March 31, 2009 vs. March 31, 2008	2.1%	4.7%	5.5%	(5.0%)
March 31, 2009 vs. December 31, 2008	(4.9%)(1)	0.6%	5.9%	(14.3%) (2)

_________________________

(1)

Reflects a seasonal increase in utility costs and additional amortization of an acquired below market lease in the prior year’s quarter resulting from AXA Equitable Life Insurance’s (“AXA”) lease modification at 1290 Avenue of the Americas. Excluding the effect of these items, same store operations decreased by 0.9%.

(2)	Results primarily from the seasonality of operations.

Calculations of same store EBITDA and reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

On April 7, 2009, we completed a $75,000,000 financing of 4 Union Square South, Manhattan, a 203,000 square foot, fully-leased retail property. This interest-only loan has a rate of LIBOR plus 3.25% (3.78% as of April 22, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

On April 22, 2009, Vornado sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share. Vornado received net proceeds of approximately $709,700,000, after the underwriters’ discount and offering expenses and contributed the net proceeds to us in exchange for 17,250,000 Class A units.

On April 30, 2009, we commenced a cash tender offer for any and all of its senior unsecured notes dues 2009, 2010 and 2011. Upon the terms and subject to the conditions of the tender offer, we are offering to purchase the senior unsecured notes due 2009 at par, plus accrued and unpaid interest and the senior unsecured notes due 2010 and 2011 at a purchase price of $970 per $1,000 in principal, plus accrued and unpaid interest. The tender offer expires on May 7, 2009.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Tenant improvements and leasing commissions are presented below based on square feet leased during the period, on a per square foot and per square foot per annum basis based on weighted average lease terms and as a percentage of initial rent per square foot.

(Square feet in thousands)
	New York Office	Washington, DC Office	Retail	Merchandise Mart
				Office	Showroom
Square feet (in service)	16,138	17,963	22,224	2,438	6,337
Number of properties	28	82	176	8	8
Occupancy rate	95.9%	95.2%	92.0%	95.1%	90.1%

Leasing Activity:
Quarter Ended March 31, 2009:
Square feet	161	539	247	—	118
Initial rent (1)	$53.24	$39.37	$16.93	$—	$30.82
Weighted average lease terms (years)	5.6	3.8	5.8	—	4.5
Rent per square foot - relet space:
Square feet	153	498	232	—	118
Initial rent – cash basis (1)	$52.41	$39.47	$14.35	$—	$30.82
Prior escalated rent – cash basis	$48.08	$37.74	$13.42	$—	$32.00
Percentage increase:
Cash basis	9.0%	4.6%	6.9%	—	(3.7%)
GAAP basis	8.3%	9.0%	10.6%	—	2.1%
Rent per square foot – vacant space
Square feet	8	41	15	—	—
Initial rent (1)	$68.96	$38.16	$58.04	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$18.83	$14.02	$2.62	$—	$5.21
Per square foot per annum	$3.36	$3.69	$.45	$—	$1.16
Percentage of initial rent	6.3%	9.2%	2.7%	—	3.8%

As of December 31, 2008:
Square feet	16,108	17,666	21,861	2,424	6,332
Number of properties	28	82	176	8	8
Occupancy rate	96.7%	95.0%	92.1%	96.5%	92.2%

As of March 31, 2008:
Square feet	16,025	17,392	21,820	2,390	6,169
Number of properties	28	82	176	8	8
Occupancy rate	97.6%	93.4%	94.2%	92.6%	93.5%

_______________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Recently Issued Accounting Literature

On January 1, 2009, we adopted FSP 14-1, which was required to be applied retrospectively. The adoption of FSP 14-1 affected the accounting for our convertible senior debentures due to Vornado and our exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures due to Vornado, $1 billion Convertible Senior Debentures due to Vornado and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued. The aggregate initial debt discount of $212,395,000 after original issuance costs allocated to the equity component was recorded in “additional capital” as a cumulative effect of change in accounting principle in our consolidated statement of changes in partners’ capital. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the quarter ended March 31, 2008 has been adjusted to include $9,300,000 of amortization in the aggregate. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 have been reflected as a cumulative effect of change in accounting principle in “earnings in excess of (less than) distributions” on our consolidated statement of changes in partners’ capital. Below is a summary of the financial statement effects of implementing FSP 14-1 and related disclosures.

	Due to Vornado
	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per unit amounts) Balance Sheet:	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Principal amount of liability component	$1,382,700	$1,382,700	$989,800	$989,800	$499,982	$499,982
Unamortized discount	(98,878)	(106,415)	(40,748)	(44,342)	(20,209)	(21,726)
Carrying amount of liability component	$1,283,822	$1,276,285	$949,052	$945,458	$479,773	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

	March 31,		March 31,		March 31,
Income Statement:	2009	2008	2009	2008	2009	2008
Coupon interest	$9,852	$9,975	$8,970	$9,063	$4,844	$4,844
Discount amortization – original issue	1,351	1,400	981	1,012	359	411
Discount amortization – FSP 14-1 implementation	6,180	5,823	2,609	2,427	1,159	1,028
	$17,383	$17,198	$12,560	$12,502	$6,362	$6,283

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per unit, as adjusted	$159.04		$150.22		$88.20

Number of Class A units on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,669

__________________

(1)

In accordance with FSP 14-1, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value.) Our convertible senior debentures due to Vornado require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units. Based on the March 31, 2009 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date. The number of Class A units on which the aggregate consideration to be delivered upon conversion is 8,694 and 6,589 Class A units, respectively.

Recently Issued Accounting Literature – continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in partners’ capital in quarterly reporting periods.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The adoption of this standard on January 1, 2009, did not have any effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in FASB Statement No. 128, Earnings Per Share (“SFAS 128”). FSP 03-6-1 became effective on January 1, 2009 and required all prior period earnings per Class A unit data presented, to be adjusted retroactively. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material effect on our computation of income per Class A unit.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2009 and 2008

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended March 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$508,010	$188,762	$129,374	$89,077	$63,001	$—	$37,796
Straight-line rents:						—
Contractual rent increases	13,972	6,715	3,044	3,505	619	—	89
Amortization of free rent	13,166	1,540	5,364	6,308	22	—	(68)
Amortization of acquired below- market leases, net	17,982	9,923	1,102	5,269	29	—	1,659
Total rentals	553,130	206,940	138,884	104,159	63,671	—	39,476
Tenant expense reimbursements	98,134	35,157	18,530	37,173	5,319	—	1,955
Fee and other income:
Tenant cleaning revenue	14,294	18,294	—	—	—	—	(4,000)
Management and leasing fees	2,401	1,095	1,965	278	57	—	(994)
Lease termination fees	1,624	42	982	—	600	—	—
Other	12,431	3,527	5,438	459	1,338	—	1,669
Total revenues	682,014	265,055	165,799	142,069	70,985	—	38,106
Operating expenses	279,376	113,544	57,292	52,942	39,195	—	16,403
Depreciation and amortization	132,119	44,110	36,032	23,160	13,379	—	15,438
General and administrative	79,069	9,162	8,910	11,754	10,964	—	38,279
Total expenses	490,564	166,816	102,234	87,856	63,538	—	70,120
Operating income (loss)	191,450	98,239	63,565	54,213	7,447	—	(32,014)
Income applicable to Alexander’s	18,133	192	—	149	—	—	17,792
Income applicable to Toys	97,147	—	—	—	—	97,147	—
(Loss) income from partially owned entities	(7,543)	1,202	1,584	1,192	125	—	(11,646)
Interest and other investment income, net	14,059	282	140	251	30	—	13,356
Interest and debt expense	(151,766)	(33,118)	(30,756)	(21,400)	(12,836)	—	(53,656)
Income (loss) before income taxes	161,480	66,797	34,533	34,405	(5,234)	97,147	(66,168)
Income tax expense	(5,049)	—	(433)	(166)	(243)	—	(4,207)
Net income (loss)	156,431	66,797	34,100	34,239	(5,477)	97,147	(70,375)
Less: Net income (loss) attributable to noncontrolling interests	(500)	1,877	—	(118)	—	—	(2,259)
Net income (loss) attributable to Vornado Realty L.P.	156,931	64,920	34,100	34,357	(5,477)	97,147	(68,116)
Interest and debt expense (2)	202,177	31,438	31,601	23,059	13,058	35,183	67,838
Depreciation and amortization(2)	179,590	42,761	37,243	24,070	13,548	35,257	26,711
Income tax expense (2)	58,067	—	434	166	308	53,091	4,068
EBITDA (1)	$596,765	$139,119	$103,378	$81,652	$21,437	$220,678	$30,501

___________________

See notes on page 41.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2009 and 2008 – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$488,192	$176,503	$123,402	$86,721	$57,543	$—	$44,023
Straight-line rents:
Contractual rent increases	17,872	7,283	3,270	5,799	1,377	—	143
Amortization of free rent	4,099	871	1,505	(1,221)	2,353	—	591
Amortization of acquired below- market leases, net	23,271	15,329	1,112	4,954	33	—	1,843
Total rentals	533,434	199,986	129,289	96,253	61,306	—	46,600
Tenant expense reimbursements	87,160	31,523	15,215	33,690	4,589	—	2,143
Fee and other income:
Tenant cleaning revenue	13,422	17,154	—	—	—	—	(3,732)
Management and leasing fees	3,968	1,402	3,156	365	140	—	(1,095)
Lease termination fees	2,453	1,924	—	375	154	—	—
Other	8,845	3,935	4,200	(379)	1,440	—	(351)
Total revenues	649,282	255,924	151,860	130,304	67,629	—	43,565
Operating expenses	261,251	106,646	51,587	48,054	35,368	—	19,596
Depreciation and amortization	130,610	45,775	36,866	21,136	11,787	—	15,046
General and administrative	49,385	4,786	7,069	7,762	7,471	—	22,297
Costs of acquisition not consummated	2,283	—	—	—	—	—	2,283
Total expenses	443,529	157,207	95,522	76,952	54,626	—	59,222
Operating income (loss)	205,753	98,717	56,338	53,352	13,003	—	(15,657)
Income applicable to Alexander’s	7,929	189	—	148	—	—	7,592
Income applicable to Toys	80,362	—	—	—	—	80,362	—
(Loss) income from partially owned entities	(30,353)	1,053	1,279	2,907	518	—	(36,110)
Interest and other investment income, net	14,104	708	679	242	93	—	12,382
Interest and debt expense	(157,457)	(35,631)	(29,622)	(20,246)	(13,021)	—	(58,937)
Income (loss) before income taxes	120,338	65,036	28,674	36,403	593	80,362	(90,730)
Income tax benefit (expense)	217,329	—	221,677	(2)	(210)	—	(4,136)
Income (loss) from continuing operations	337,667	65,036	250,351	36,401	383	80,362	(94,866)
Income (loss) from discontinued operations, net	112,081	—	987	(520)	—	—	111,614
Net income	449,748	65,036	251,338	35,881	383	80,362	16,748
Less: Net income (loss) attributable to noncontrolling interests	(406)	945	—	(14)	—	—	(1,337)
Net income attributable to Vornado Realty L.P.	450,154	64,091	251,338	35,895	383	80,362	18,085
Interest and debt expense (2)	217,239	34,004	30,628	23,827	13,233	41,495	74,052
Depreciation and amortization(2)	181,185	43,620	39,242	22,202	11,907	34,102	30,112
Income tax (benefit) expense (2)	(122,780)	—	(221,672)	2	210	93,919	4,761
EBITDA (1)	$725,798	$141,715	$99,536	$81,926	$25,733	$249,878	$127,010

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2009 and 2008 - continued

Notes to preceding tabular information:

(1)

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” We consider EBITDA a supplemental measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Alexander’s	$24,399	$14,887
555 California Street	11,638	11,645
Lexington	10,389	11,077
Hotel Pennsylvania	607	5,413
Industrial warehouses	1,314	1,438
Other investments (1)	3,947	(1,310)
	52,294	43,150

Corporate general and administrative expenses	(35,876)	(20,242)
Investment income and other, net	11,824	27,116
Net income attributable to noncontrolling interests	2,259	1,337
Non-cash asset write-downs:
Marketable equity security	—	(9,073)
Real estate development projects:
Partially owned entities	—	(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—	(2,283)
MPH mezzanine loan loss reversal	—	10,300
Derivative positions in marketable equity securities	—	(18,362)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—	129,267
	$30,501	$127,010

________________________

(1)	2009 includes our share of EBITDA from a partially owned entity, which was accounted for as a mezzanine loan in 2008.

Results of Operations – Three Months Ended March 31, 2009 Compared to March 31, 2008

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $682,014,000 for the quarter ended March 31, 2009, compared to $649,282,000 in the prior year’s quarter, an increase of $32,732,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office		Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions	$1,432	$—		$—		$374	$1,058	$—
Development/redevelopment	3,285	—		2,365		920	—	—
Amortization of acquired below-market leases, net	(5,289)	(5,406	)(1)	(10)		315	(4)	(184)
Operations:
Hotel Pennsylvania	(5,443)	—		—		—	—	(5,443	)(2)
Trade shows	1,263	—		—		—	1,263	—
Leasing activity (see page 36)	24,448	12,360		7,240		6,297	48	(1,497)
Total increase (decrease) in property rentals	19,696	6,954		9,595		7,906	2,365	(7,124)
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	440	—		—		440	—	—
Operations	10,534	3,634		3,315		3,043	730	(188)
Total increase (decrease) in tenant expense reimbursements	10,974	3,634		3,315		3,483	730	(188)
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(829)	(1,882)		982		(375)	446	—
Management and leasing fees	(1,567)	(307)		(1,191	)(3)	(87)	(83)	101
BMS Cleaning revenue	872	1,140		—		—	—	(268)
Other	3,586	(408)		1,238		838	(102)	2,020
Total increase (decrease) in fee and other income	2,062	(1,457)		1,029		376	261	1,853
Total increase (decrease) in revenues	$32,732	$9,131		$13,939		$11,765	$3,356	$(5,459)

______________________________

(1)

Results primarily from a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $3,000 in the prior year’s quarter.

(2)	Primarily due to lower REVPAR.

(3)	Results primarily from fees recognized in the prior year’s quarter in connection with the management of a development project.

Results of Operations – Three Months Ended March 31, 2009 Compared to March 31, 2008

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $490,564,000 for the quarter ended March 31, 2009, compared to $443,529,000 in the prior year’s quarter, an increase of $47,035,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions	$408	$—		$—	$73	$1,035		$(700)
Development/redevelopment	742	—		307	435	—		—
Hotel activity	(786)	—		—	—	—		(786)
Trade shows activity	666	—		—	—	666		—
Operations	17,095	6,898		5,398	4,380	2,126		(1,707)
Total increase (decrease) in operating expenses	18,125	6,898		5,705	4,888	3,827		(3,193)
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/development	(3,975)	—		(4,188)	213	—		—
Operations (due to additions to buildings and improvements)	5,484	(1,665	)(1)	3,354	1,811	1,592		392
Total increase (decrease) in depreciation and amortization	1,509	(1,665)		(834)	2,024	1,592		392
General and administrative:
Increase (decrease) due to:
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	3,451		3,131	4,793	1,011		20,202
Operations	(2,904)	925		(1,290)	(801)	2,482	(2)	(4,220	)(3)
Total increase in general and administrative	29,684	4,376		1,841	3,992	3,493		15,982
Costs of acquisitions not consummated	(2,283)	—		—	—	—		(2,283)
Total increase in expenses	$47,035	$9,609		$6,712	$10,904	$8,912		$10,898

______________________________

(1)

Results primarily from a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $4,000 in the prior year’s quarter.

(2)	Primarily due to pension termination costs of $2,800.

(3)	Results from a $5,794 mark-to-market reduction of investments in our deferred compensation plan, for which there is a corresponding reduction in “interest and other investment income, net.”

Results of Operations – Three Months Ended March 31, 2009 Compared to March 31, 2008

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $18,133,000 for the three months ended March 31, 2009, compared to $7,929,000 for the prior year’s first quarter, an increase of $10,204,000. This increase was primarily due to $11,105,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the current quarter, compared to $205,000 for our share of accrued stock appreciation rights compensation expense in the prior year’s quarter.

Income Applicable to Toys

Our 32.7% share of Toys’ net income (comprised of our share of Toys net income, interest income on loans receivable, and management fees) was $97,147,000 for the three months ended March 31, 2009, or $150,238,000 before our share of Toys’ income tax expense, compared to $80,362,000, or $174,281,000 before our share of Toys’ income tax expense for the prior year’s quarter.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended March 31, 2009 and 2008.

(Amounts in thousands)	For The Three Months Ended March 31,
Equity in Net Income (Loss):	2009	2008

Lexington – 16.1% in 2009 and 7.5% share in 2008 of equity in net (loss) income	$(3,039)	$1,827

India real estate ventures – 4% to 36.5% share of equity in net loss	(137)	(414)

Other (1)	(4,367)	(31,766	)(2)
	$(7,543)	$(30,353)

________________________

(1)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(2)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs.

Results of Operations – Three Months Ended March 31, 2009 Compared to March 31, 2008

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of interest income on mezzanine loans receivable, other interest income and dividend income) was $14,059,000 for the three months ended March 31, 2009, compared to $14,104,000 in the prior year’s quarter, a decrease of $45,000. This decrease resulted from:

(Amounts in thousands)
Derivative positions in marketable equity securities – loss in prior year	$18,362
Partial reversal of MPH mezzanine loan loss accrual – income in the prior year	(10,300)
Marketable equity security – impairment loss in the prior year	9,073
Decrease in interest income as a result of lower average yield on investments (0.6% in this quarter compared to 3.6% in the prior year’s quarter)	(6,440)
Mark-to-market reduction of investments in our deferred compensation plan (for which there is a corresponding reduction in general and administrative expense)	(5,794)
Other, net (primarily a reduction in dividend income)	(4,946)
$(45)

Interest and Debt Expense

Interest and debt expense was $151,766,000 for the three months ended March 31, 2009, compared to $157,457,000 in the prior year’s quarter, a decrease of $5,691,000. This decrease resulted primarily from a $5,905,000 net gain on extinguishment of debt.

Income Tax (Expense) Benefit

In the three months ended March 31, 2009, we had an income tax expense of $5,049,000, compared to an income tax benefit of $217,329,000 the prior year’s quarter, an increase in expense of $222,378,000. This increase resulted primarily from a $222,174,000 reversal in the first quarter of 2008, related to deferred taxes recorded in connection with the acquisition of H Street.

Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the three months ended March 31, 2008 include the operating results of Americold, which was sold on March 31, 2008 and 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007.

(Amounts in thousands)	For the Three Months Ended March 31,
	2009	2008
Total revenues	$—	$219,421
Total expenses	—	220,610
Net loss	—	(1,189)
Net gain on sale of Americold	—	112,690
Net gain on sale of real estate	—	580
Income from discontinued operations	$—	$112,081

Results of Operations – Three Months Ended March 31, 2009 Compared to March 31, 2008

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations owned for the same period in each year. Same store EBITDA excludes segment non-property level overhead expenses and EBITDA from acquisitions, dispositions and other non-operating income or expenses. We utilize this measure to make decisions on whether to buy or sell properties, as well as to compare the performance of our properties to those of our peers. Same store EBITDA may not be comparable to similarly titled measures employed by other companies.

Below are the same store EBITDA results for each of our segments for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended March 31, 2009	$139,119	$103,378	$81,652	$21,437
Add-back: segment non-property level overhead expenses included above (1)	9,162	8,910	11,754	10,964
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	—	(3,030)	(2,861)	(846)
Same store EBITDA for the three months ended March 31, 2009	$148,281	$109,258	$90,545	$31,555

EBITDA for the three months ended March 31, 2008	$141,715	$99,536	$81,926	$25,733
Add-back: segment non property level overhead expenses included above	4,786	7,069	7,762	7,471
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(1,285)	(2,233)	(3,832)	—
Same store EBITDA for the three months ended March 31, 2008	$145,216	$104,372	$85,856	$33,204

Increase (decrease) in same store EBITDA for the three months ended March 31, 2009 over the three months ended March 31, 2008	$3,065	$4,886	$4,689	$(1,649)
% increase (decrease)	2.1%	4.7%	5.5%	(5.0%)

________________________

(1) Includes the write-off of unamortized costs associated with the voluntary surrender of equity awards on March 31, 2009, of $3,451, $3,131, $4,793 and $1,011, respectively.

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2009 vs. Three Months Ended December 31, 2008

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

Below are the same store EBITDA results for each of our segments for the three months ended March 31, 2009, compared to the three months ended December 31, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart

EBITDA for the three months ended March 31, 2009	$139,119	$103,378	$81,652	$21,437
Add-back: segment non-property level overhead expenses included above (1)	9,162	8,910	11,754	10,964
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	—	(3,030)	(1,679)	(846)
Same store EBITDA for the three months ended March 31, 2009	$148,281	$109,258	$91,727	$31,555

EBITDA for the three months ended December 31, 2008	155,198	103,129	77,910	30,878
Add-back: segment non-property level overhead expenses included above	5,311	7,724	6,761	7,333
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(4,533)	(2,217)	1,937	(1,383)
Same store EBITDA for the three months ended December 31, 2008	$155,976	$108,636	$86,608	$36,828

(Decrease) increase in same store EBITDA for the three months ended March 31, 2009 over the three months ended December 31, 2008	$(7,695)	$622	$5,119	$(5,273)
% (decrease) increase	(4.9%)	0.6%	5.9%	(14.3%)

Below is a reconciliation of net income to EBITDA for the three months ended December 31, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart

Net income for the three months ended December 31, 2008	$76,641	$36,176	$20,945	$3,928
Interest and debt expense	33,596	33,352	26,108	13,249
Depreciation and amortization	44,961	33,655	30,782	13,646
Income tax (benefit) expense	—	(54)	75	55
EBITDA for the three months ended December 31, 2008	$155,198	$103,129	$77,910	$30,878

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for significant acquisitions and development expenditures may require funding from borrowings and/or equity offerings. We may from time to time purchase or retire outstanding debt securities though cash purchases and/or exchanges for our equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases and/or exchanges, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Three Months Ended March 31, 2009

Our cash and cash equivalents were $1,625,450,000 at March 31, 2009, a $98,597,000 increase over the balance at December 31, 2008. This increase resulted from $169,812,000 of net cash provided by operating activities and $107,211,000 of net cash provided by financing activities, partially offset by $178,426,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $12,731,830,000 at March 31, 2009, a $220,160,000 increase over the balance at December 31, 2008. This increase resulted primarily from $300,000,000 of draws under our revolving credit facilities during the first quarter, partially offset by the $81,534,000 purchase of our senior unsecured notes and $47,000,000 of repayments on our cross-collateralized retail mortgage. As of March 31, 2009 and December 31, 2008, $658,468,000 and $358,468,000 respectively, was outstanding under our revolving credit facilities. During 2009 and 2010, $439,853,000 and $1,038,792,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $2,999,693,000 at March 31, 2009, a $196,892,000 decrease from the balance at December 31, 2008.

Cash flows provided by operating activities of $169,812,000 was primarily comprised of (i) net income of $156,431,000, net of $29,526,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (ii) distributions of income from partially owned entities of $8,381,000, and (iii) the net change in operating assets and liabilities of $24,526,000.

Net cash used in investing activities of $178,426,000 was primarily comprised of (i) development and redevelopment expenditures of $132,529,000, (ii) additions to real estate of $38,916,000, (iii) restricted cash of $27,298,000, (iv) investments in partially owned entities of $9,582,000 and (v) purchases of marketable equity securities of $9,882,000, partially offset by (vi) proceeds from the sale of real estate of $20,858,000, (vii) proceeds from the sale of marketable equity securities of $7,835,000 and (viii) distributions of capital from partially owned entities of $7,504,000.

Net cash provided by financing activities of $107,211,000 was primarily comprised of (i) proceeds from borrowings of $353,856,000, partially offset by, (ii) repayments of borrowings, including the purchase of our senior unsecured notes, of $138,291,000, (iii) distributions to Vornado on Class A units of $59,115,000, and (iv) distributions to redeemable security-holders of $10,514,000 and (v) distributions to preferred unitholders of $14,269,000.

Capital Expenditures

Our capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property. Our development and redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2009.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$8,625	$4,555	$2,044	$73	$1,953	$—
Non-recurring	3,752	1,157	1,197	—	—	1,398
Total	12,377	5,712	3,241	73	1,953	1,398
Tenant improvements:
Recurring	9,121	2,059	5,992	455	615	—
Non-recurring	399	7	—	—	—	392
Total	9,520	2,066	5,992	455	615	392

Leasing Commissions:
Recurring	3,222	983	2,080	159	—	—
Non-recurring	92	20	—	34	—	38
Total	3,314	1,003	2,080	193	—	38
Tenant improvements and leasing commissions:
Per square foot	$11.02	$18.83	$14.02	$2.62	$5.21	$—
Per square foot per annum	$2.58	$3.36	$3.69	$0.45	$1.16	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$25,211	$8,781	$11,313	$721	$2,568	$1,828
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	29,631	12,953	12,818	1,818	2,155	(113)
Expenditures to be made in future periods for the current period	(10,566)	(2,843)	(7,006)	(636)	—	(81)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$44,276	$18,891	$17,125	$1,903	$4,723	$1,634

Development and Redevelopment Expenditures (1):
Bergen Town Center	$25,477	$—	$—	$25,477	$—	$—
West End 25	19,053	—	19,053	—	—	—
Wasserman venture	17,993	—	—	—	—	17,993
2101 L Street	11,611	—	11,611		—	—
Manhattan Mall	11,222	—	—	11,222	—	—
1999 K Street	8,594	—	8,594	—	—	—
North Bergen, New Jersey	6,792	—	—	6,792	—	—
South Hills Mall	6,761	—	—	6,761	—	—
220 20th Street	6,401	—	6,401	—	—	—
Other	18,625	1,955	3,747	5,780	1,472	5,671
	$132,529	$1,955	$49,406	$56,032	$1,472	$23,664

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

LIQUIDITY AND CAPITAL RESOURCES - continued

Cash Flows for the Three Months Ended March 31, 2008

Cash and cash equivalents were $1,541,074,000 at March 31, 2008, a $386,479,000 increase over the balance at December 31, 2007. This increase resulted from $221,575,000 of net cash provided by operating activities and $167,308,000 of net cash provided by financing activities, partially offset by $2,404,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities.

Our consolidated outstanding debt was $12,168,503,000 at March 31, 2008, a $272,465,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings during the current quarter

Cash flows provided by operating activities of $221,575,000 was primarily comprised of (i) net income of $449,748,000, net of $250,013,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (ii) distributions of income from partially owned entities of $9,978,000, and (iii) the net change in operating assets and liabilities of $11,862,000.

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

Net cash provided by financing activities of $167,308,000 was primarily comprised of (i) proceeds from borrowings of $956,499,000, partially offset by, (ii) repayments of borrowings of $605,342,000, (iii) distributions to Vornado on Class A units of $138,030,000, (iv) distributions to redeemable security-holders of $28,308,000 and (v) distributions to preferred unitholders of $14,292,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$15,841	$6,021	$4,144	$467	$3,589	$1,620
Non-recurring	2,222	1,541	11	—	—	670
Total	18,063	7,562	4,155	467	3,589	2,290
Tenant improvements:
Recurring	26,720	9,362	14,839	1,729	790	—
Non-recurring	126	—	—	126	—	—
Total	26,846	9,362	14,839	1,855	790	—

Leasing Commissions:
Recurring	9,505	6,345	3,141	19	—	—
Non-recurring	—	—	—	—	—	—
Total	9,505	6,345	3,141	19	—	—
Tenant improvements and leasing commissions:
Per square foot	$21.23	$45.80	$20.45	$6.73	$3.83	$—
Per square foot per annum	$2.69	$5.46	$2.62	$0.95	$0.78	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$54,414	$23,269	$22,135	$2,341	$4,379	$2,290
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	30,081	9,937	6,323	2,988	10,833	—
Expenditures to be made in future periods for the current period	(33,282)	(14,741)	(15,587)	(1,874)	(1,080)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$51,213	$18,465	$12,871	$3,455	$14,132	$2,290

Development and Redevelopment Expenditures (1):
Bergen Town Center	$27,414	$—	$—	$27,414	$—	$—
Wasserman venture	10,819	—	—	—	—	10,819
40 East 66th Street	8,966	—	—	—	—	8,966
1999 K Street	8,089	—	8,089	—	—	—
2101 L Street	5,168	—	5,168	—	—	—
Manhattan Mall	4,353	—	—	4,353	—	—
220 Central Park South	3,416	—	—	—	—	3,416
Springfield Mall	3,179	—	—	3,179	—	—
Green Acres Mall	1,405	—	—	1,405	—	—
Other	33,879	4,927	12,364	11,030	2,313	3,245
	$106,688	$4,927	$25,621	$47,381	$2,313	$26,446

_________________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

LIQUIDITY AND CAPITAL RESOURCES - continued

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $2.0 billion of per occurrence all risk property insurance coverage in effect through September 15, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Our coverage for NBCR losses is up to $2 billion, per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss. We are ultimately responsible for any loss borne by PPIC.

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

Other Contractual Obligations

At March 31, 2009, there were $44,565,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $205,917,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

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

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at March 31, 2009			As at December 31, 2008
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$2,428,656	1.70%	$24,287	$2,076,128	2.70%
Fixed rate	10,303,174	5.75%	—	10,435,542	5.76%
	$12,731,830	4.98%	24,287	$12,511,670	5.25%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$293,250	2.41%	2,933	$282,752	3.63%
Variable rate – Toys	617,087	3.77%	6,171	819,512	3.68%
Fixed rate (including $1,160,169, and $1,012,560 of Toys debt in 2009 and 2008)	2,089,356	6.40%	—	2,094,321	6.51%
	$2,999,693	5.47%	9,104	$3,196,585	5.53%
Total change in annual net income			$33,391
Per Class A unit-diluted			$0.19

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2009, variable rate debt with an aggregate principal amount of $462,000,000 and a weighted average interest rate of 2.02% was subject to LIBOR caps. These caps are based on a notional amount of $462,000,000 and cap LIBOR at a weighted average rate of 5.93%. As of March 31, 2009, we have investments in mezzanine loans with an aggregate carrying amount of $95,752,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of March 31, 2009, the carrying amount of our debt exceeded its aggregate fair value by approximately $1,316,339,000, based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Management of Vornado, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, such disclosure controls and procedures were effective.

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

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in various other legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters in the aggregate, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump has filed a notice appealing the 2007 and 2009 decisions. Mr. Trump’s appeals of the 2006, 2007 and 2009 decisions are now proceeding. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants. In April 2007, H Street acquired the remaining 50% interest in that fee. In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners. The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages. We believe this claim is without merit and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

VORNADO REALTY L.P.
(Registrant)

Date: May 8, 2009	By:	/s/ Joseph Macnow

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