Form 10-Q
period 2009-09-30
VORNADO REALTY LP
filed 2009-11-06
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except unit amounts) ASSETS	September 30, 2009	December 31, 2008
Real estate, at cost:
Land	$4,551,044	$4,491,165
Buildings and improvements	12,567,415	12,134,943
Development costs and construction in progress	841,051	966,676
Leasehold improvements and equipment	125,931	118,603
Total	18,085,441	17,711,387
Less accumulated depreciation and amortization	(2,413,803)	(2,167,403)
Real estate, net	15,671,638	15,543,984
Cash and cash equivalents	2,560,011	1,526,853
Restricted cash	287,575	375,888
Marketable securities	313,218	334,322
Accounts receivable, net of allowance for doubtful accounts of $48,559 and $32,834	161,097	201,566
Investments in partially owned entities, including Alexander’s of $187,272 and $137,305	812,424	790,154
Investment in Toys “R” Us	422,165	293,096
Mezzanine loans receivable, net of a $122,738 allowance in 2009	269,976	472,539
Receivables arising from the straight-lining of rents, net of allowance of $4,139 and $5,773	661,074	592,432
Deferred leasing and financing costs, net of accumulated amortization of $187,937 and $168,714	301,339	304,125
Assets related to discontinued operations	108,151	281,110
Due from officers	13,148	13,185
Other assets	768,557	688,794
	$22,350,373	$21,418,048
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Notes and mortgages payable	$8,895,328	$8,761,640
Due to Vornado	1,989,955	2,221,743
Senior unsecured notes	711,604	617,816
Exchangeable senior debentures	482,875	478,256
Revolving credit facility debt	648,250	358,468
Accounts payable and accrued expenses	548,407	515,607
Deferred credit	701,637	764,774
Deferred compensation plan	76,777	69,945
Deferred tax liabilities	17,858	19,895
Liabilities related to discontinued operations	—	73,747
Other liabilities	97,009	143,527
Total liabilities	14,169,700	14,025,418
Commitments and contingencies
Redeemable partnership units:
Class A units – 14,245,103 and 14,627,005 units outstanding	917,527	882,740
Series D cumulative redeemable preferred units – 11,200,000 units outstanding	280,000	280,000
Series B convertible preferred units – 444,559 units outstanding	15,238	15,238
Total redeemable partnership units	1,212,765	1,177,978
Partners’ capital:
Equity	7,824,000	6,855,978
Earnings less than distributions	(1,278,727)	(1,047,340)
Accumulated other comprehensive income (loss)	16,489	(6,899)
Total Vornado Realty L.P. partners’ capital	6,561,762	5,801,739
Noncontrolling interests in consolidated subsidiaries	406,146	412,913
Total partners’ capital	6,967,908	6,214,652
	$22,350,373	$21,418,048

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2009	2008	2009	2008
REVENUES:
Property rentals	$550,054	$547,498	$1,654,357	$1,637,831
Tenant expense reimbursements	89,530	97,815	270,934	269,646
Fee and other income	31,635	30,755	98,284	90,056
Total revenues	671,219	676,068	2,023,575	1,997,533
EXPENSES:
Operating	265,952	276,115	814,561	793,391
Depreciation and amortization	130,503	136,550	398,845	397,807
General and administrative	51,684	49,494	180,381	149,164
Impairment losses on development projects and costs of acquisitions not consummated	—	5,000	—	8,009
Total expenses	448,139	467,159	1,393,787	1,348,371
Operating income	223,080	208,909	629,788	649,162
Income (loss) applicable to Alexander’s	21,297	(6,876)	46,044	16,404
Income (loss) applicable to Toys “R” Us	22,077	(8,141)	118,897	41,510
Loss from partially owned entities	(18,784)	(3,099)	(49,124)	(29,167)
Interest and other investment (loss) income, net	20,486	9,638	(63,608)	47,535
Interest and debt expense (including amortization of deferred financing costs of $4,350 and $4,257 in each three-month period, respectively, and $12,722 and $13,181 in each nine-month period, respectively)	(158,205)	(157,646)	(475,028)	(474,862)
Net gains on early extinguishment of debt	3,407	—	26,996	—
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	4,432	5,160	4,432	8,546
Income before income taxes	117,790	47,945	238,397	259,128
Income tax (expense) benefit	(5,267)	(5,244)	(15,773)	207,170
Income from continuing operations	112,523	42,701	222,624	466,298
Income from discontinued operations	43,321	846	49,276	172,814
Net income	155,844	43,547	271,900	639,112
Net (income) loss attributable to noncontrolling interests	(258)	466	3,442	2,709
Net income attributable to Vornado Realty L.P.	155,586	44,013	275,342	641,821
Preferred unit distributions	(19,222)	(19,082)	(57,647)	(57,393)
NET INCOME attributable to Class A unitholders	$136,364	$24,931	$217,695	$584,428

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.48	$0.14	$0.89	$2.35
Income from discontinued operations	0.22	—	0.27	0.99
Net income per Class A unit	$0.70	$0.14	$1.16	$3.34

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.47	$0.13	$0.89	$2.28
Income from discontinued operations	0.22	—	0.26	0.96
Net income per Class A unit	$0.69	$0.13	$1.15	$3.24

DISTRIBUTIONS PER CLASS A UNIT	$0.65	$0.90	$2.55	$2.70

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

(Amounts in thousands)	Preferred Units	General Partner’s Class A Units	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Partners’ Capital

Balance, December 31, 2007	$825,095	$5,284,857	$(716,693)	$29,772	$416,298	$5,839,329
Cumulative effect of change in accounting principle	—	212,395	(35,552)	—	—	176,843
Balance, January 1, 2008	825,095	5,497,252	(752,245)	29,772	416,298	6,016,172
Net income (loss)	—	—	571,977	—	(2,767)	569,210
Distributions to Vornado	—	—	(415,169)	—	—	(415,169)
Distributions to preferred unitholders	—	—	(42,819)	—	—	(42,819)
Conversion of Series A preferred units to General Partner’s Class A units	(1,312)	1,312	—	—	—	—
Deferred compensation units and options	—	8,495	—	—	—	8,495
Class A units issued to the General Partner:
Under Vornado employee share option plan	—	20,278	—	—	—	20,278
Upon redemption of limited partners’ Class A units, at redemption value	—	61,801	—	—	—	61,801
In connection with Vornado’s dividend reinvestment plan	—	1,755	—	—	—	1,755
Sale of securities available for sale	—	—	—	6,128	—	6,128
Change in unrealized net loss on securities available for sale	—	—	—	(22,057)	—	(22,057)
Adjustments to redeemable Class A units	—	(26,393)	—	—	—	(26,393)
Other	—	(46)	(4,932)	(22,518)	(1,856)	(29,352)
Balance, September 30, 2008	$823,783	$5,564,454	$(643,188)	$(8,675)	$411,675	$6,148,049

Balance, December 31, 2008	$823,807	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	—	—	243,092	—	(3,442)	239,650
Distributions to Vornado	—	237,150	(431,237)	—	—	(194,087)
Distributions to preferred unitholders	—	—	(42,809)	—	—	(42,809)
Proceeds from the issuance of Class A units to the General Partner	—	710,226	—	—	—	710,226
Conversion of Series A preferred units to General Partner’s Class A units	(89)	89	—	—	—	—
Deferred compensation units and options	—	11,529	—	—	—	11,529
Class A units issued to the General Partner:
Under Vornado employee share option plan	—	1,205	(440)	—	—	765
Upon redemption of limited partners’ Class A units, at redemption value	—	53,091	—	—	—	53,091
Change in unrealized net loss on securities available for sale	—	—	—	4,099	—	4,099
Our share of partially owned entities’ OCI adjustments	—	—	—	11,846	—	11,846
Voluntary surrender of equity awards on March 31, 2009	—	32,588	—	—	—	32,588
Adjustments to redeemable Class A units	—	(77,004)	—	—	—	(77,004)
Other	—	(763)	7	7,443	(3,325)	3,362
Balance, September 30, 2009	$823,718	$7,000,282	$(1,278,727)	$16,489	$406,146	$6,967,908

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$271,900	$639,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	413,697	437,567
Mezzanine loans loss accrual	122,738	—
Equity in income of partially owned entities, including Alexander’s and Toys	(115,817)	(70,490)
Straight-lining of rental income	(75,702)	(63,184)
Amortization of below market leases, net	(56,270)	(73,655)
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Net gains on early extinguishment of debt	(26,996)	—
Distributions of income from partially owned entities	21,484	12,021
Reversal of H Street deferred tax liability	—	(222,174)
Net gain on sale of Americold Realty Trust	—	(112,690)
Write-off of real estate joint ventures’ development costs	—	34,200
Net loss on derivative positions	—	25,812
Impairment losses – marketable securities	—	20,881
Net gains on sale of real estate	(42,655)	(57,523)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(4,432)	(8,546)
Impairment losses on development projects and costs of acquisitions not consummated	—	8,009
Amortization of discount on convertible and exchangeable senior debentures	29,106	28,328
Other non-cash adjustments	119	32,812
Changes in operating assets and liabilities:
Accounts receivable, net	11,611	(8,825)
Prepaid assets	(119,608)	(46,823)
Other assets	(43,004)	(26,706)
Accounts payable and accrued expenses	70,511	88,973
Other liabilities	217	10,510
Net cash provided by operating activities	489,487	647,609
Cash flows from investing activities:
Development costs and construction in progress	(384,655)	(413,947)
Additions to real estate	(145,981)	(158,434)
Restricted cash	81,195	(22,674)
Investments in partially owned entities	(28,738)	(115,250)
Proceeds from sales of real estate and related investments	291,652	352,511
Proceeds received from repayment of notes and mortgage loans receivable	46,339	52,032
Distributions of capital from partially owned entities	13,112	182,090
Acquisitions of real estate and other	—	(36,566)
Deposits in connection with real estate acquisitions	1,000	(10,616)
Proceeds from sales of, and return of investment in, marketable securities	59,873	47,723
Investments in notes and mortgage loans receivable	—	(7,397)
Purchases of marketable securities	(11,597)	(8,035)
Net cash used in investing activities	(77,800)	(138,563)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Proceeds from issuance of Class A units	710,226	—
Proceeds from borrowings	1,208,204	1,424,458
Repayments of borrowings	(996,218)	(1,043,734)
Distributions to Vornado	(194,087)	(415,169)
Distributions to redeemable security-holders	(30,291)	(65,925)
Distributions to preferred unitholders	(42,809)	(42,841)
Debt issuance costs	(9,246)	(13,399)
Proceeds from the exercise of Vornado share options and other	22	21,981
Purchase of outstanding Series G preferred units	(24,330)	—
Net cash provided by (used in) financing activities	621,471	(134,629)
Net increase in cash and cash equivalents	1,033,158	374,417
Cash and cash equivalents at beginning of period	1,526,853	1,154,595
Cash and cash equivalents at end of period	$2,560,011	$1,529,012

Supplemental disclosure of cash flow information:
Cash payments for interest (including capitalized interest of $14,054 and $49,241)	$461,802	$463,458
Cash payments for income taxes	$6,880	$6,153

Non-cash transactions:
Adjustments to redeemable Class A units	$(77,004)	$(26,393)
Issuance of General Partners’ Class A units upon redemption of Limited Partners’ Class A units	53,091	61,801
Distributions to Vornado paid in Class A units	237,150	—
Distributions to redeemable security-holders paid in Class A units	20,072	—
Unrealized net (gain) loss on securities available for sale	(4,099)	22,057

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty L.P.(the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado is the sole general partner of, and owned approximately 92.1% of the common limited partnership interest in the Operating Partnership at September 30, 2009. All references to “we,” “us,” “our,” the “Operating Partnership” and the “Company” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2008, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Operating Partnership, as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity, as defined by GAAP, or (ii) when we are a general partner and meet certain criteria under GAAP. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting if they do not meet the criteria for consolidation and we have the ability to exercise significant influence over the operating and financial policies of the company. Generally an ownership interest of 20% or more is sufficient to demonstrate the ability to exercise significant influence. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

On January 1, 2009, we adopted the guidance in ASC 470-20, Debt with Conversion and Other Options. The guidance contained in ASC 470-20 was required to be applied retrospectively. Accordingly, net income for the three and nine months ended September 30, 2008 has been adjusted to include $9,600,000 and $28,300,000, respectively, of additional interest expense. In addition, in accordance with ASC 260, Earnings Per Share, we have included 6,230,000 additional Class A units in the computation of income per Class A unit retroactively to the three and nine months ended September 30, 2008, as a result of the unit portion of our Class A unit distributions during 2009. Furthermore, certain prior year balances have been reclassified in order to conform to current year presentation as a result of an update to ASC 810, Consolidation.

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

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into on or after January 1, 2009. The adoption of this guidance on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in partners’ capital in quarterly reporting periods.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock. The amended guidance became effective on January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued an update to ASC 260, Earnings Per Share. The amended guidance contained in ASC 260 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in ASC 260. The amended guidance became effective on January 1, 2009 and required all prior period earnings per Class A unit data presented, to be adjusted retroactively. The adoption of this guidance on January 1, 2009 did not have a material effect on our computation of income per Class A unit.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

On January 1, 2009, we adopted the provisions of ASC 470-20, which was required to be applied retrospectively. The adoption affected the accounting for our convertible senior debentures due to Vornado and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures due to Vornado, $1 billion Convertible Senior Debentures due to Vornado and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time. The aggregate initial debt discount of $216,655,000 after original issuance costs allocated to the equity component was recorded in “General Partner’s Class A units” as a cumulative effect of change in accounting principle in our consolidated statement of changes in partners’ capital. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the three and nine months ended September 30, 2008 has been adjusted to include $9,600,000 and $28,300,000 of amortization. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 has been reflected as a cumulative effect of change in accounting principle in “earnings less than distributions” on our consolidated statement of changes in partners’ capital. Below is a summary of the financial statement effects of implementing the provisions of ASC 470-20 and related disclosures.

	Due to Vornado
	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per unit amounts) Balance Sheet:	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Principal amount of debt component	$1,204,359	$1,382,700	$888,219	$989,800	$499,982	$499,982
Unamortized discount	(72,664)	(106,415)	(29,959)	(44,342)	(17,107)	(21,726)
Carrying amount of debt component	$1,131,695	$1,276,285	$858,260	$945,458	$482,875	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per Class A unit, as adjusted	$157.18		$148.46		$87.17

Number of Class A units on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)

Pursuant to the provisions of ASC 470-20, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). Our convertible senior debentures due to Vornado require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units. Based on the September 30, 2009 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date. The number of Class A units on which the aggregate consideration to be delivered upon conversion is 7,662 and 5,983 Class A units, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement:	2009	2008	2009	2008
$1.4 Billion Convertible Senior Debentures Due to Vornado:
Coupon interest	$8,693	$9,975	$28,204	$29,925
Discount amortization – original issue	1,203	1,307	3,836	3,869
Discount amortization – ASC 470-20 implementation	5,631	6,121	17,958	18,116
	$15,527	$17,403	$49,998	$51,910

$1 Billion Convertible Senior Debentures Due to Vornado:
Coupon interest	$8,102	$9,063	$25,929	$27,188
Discount amortization – original issue	908	962	2,846	2,848
Discount amortization – ASC 470-20 implementation	2,430	2,574	7,616	7,621
	$11,440	$12,599	$36,391	$37,657

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844	$14,585	$14,531
Discount amortization – original issue	369	350	1,091	1,035
Discount amortization – ASC 470-20 implementation	1,193	1,131	3,532	3,350
	$6,406	$6,325	$19,208	$18,916

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 6, 2009, the date our consolidated financial statements were available to be issued for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist primarily of (i) marketable equity securities and (ii) the assets of our deferred compensation plan (primarily marketable equity securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheets. Financial assets and liabilities measured at fair value as of September 30, 2009 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$85,717	$85,717	$—	$—
Deferred compensation plan assets	76,777	39,554	—	37,223
Total assets	$162,494	$125,271	$—	$37,223

Mandatorily redeemable instruments (included in other liabilities)	$59,762	$59,762	$—	$—

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the three and nine months ended September 30, 2009.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the three months ended September 30, 2009	$36,168	$688	$367	$37,223

For the nine months ended September 30, 2009	$34,176	$1,998	$1,049	$37,223

We have estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with respect to our mezzanine loans and debt). Below is a table that sets forth the carrying amounts and fair values of our financial instruments as of September 30, 2009 and December 31, 2008. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

	As of September 30, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mezzanine loans receivable	$269,976	$231,763	$472,539	$417,087
Debt:
Notes and mortgages payable	$8,895,328	$8,254,482	$8,761,640	$8,161,922
Due to Vornado	1,989,955	2,096,126	2,221,743	1,874,058
Senior unsecured notes	711,604	729,222	617,816	578,238
Exchangeable senior debentures	482,875	523,106	478,256	428,895
Revolving credit facility	648,250	648,250	358,468	358,468
	$12,728,012	$12,251,186	$12,437,923	$11,401,581

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2009, we own 32.7% of Toys. We account for our investment in Toys under the equity method and record our 32.7% share of Toys’ income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. As of September 30, 2009, the carrying amount of our investment in Toys does not differ materially from our share of the equity in Toys’ net assets on a purchase accounting basis.

Below is a summary of Toys’ latest available financial information on a “purchase accounting” basis.

(Amounts in millions)
Balance Sheet:	As of August 1, 2009	As of November 1, 2008
Total assets	$11,449	$12,410
Total liabilities	$9,999	$11,393
Toys stockholders’ equity	$1,341	$929

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Total revenues	$2,567	$2,771	$10,505	$11,317
Net income (loss) attributable to Toys	$62	$(31)	$304	$113

Alexander’s (NYSE: ALX)

As of September 30, 2009, we own 32.4% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of September 30, 2009 and December 31, 2008, Alexander’s owed us $57,197,000 and $44,086,000, respectively, in fees under these agreements.

Based on Alexander’s September 30, 2009 closing share price of $295.88, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s is $489,406,000, or $302,134,000 in excess of the carrying amount on our consolidated balance sheet.

As of September 30, 2009, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $35,249,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income or loss. The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of September 30, 2009, we own 18,468,969 Lexington common shares, or approximately 16.1% of Lexington’s common equity. We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to that of other shareholders. We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

As of September 30, 2009, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $93,668,000. This basis difference resulted primarily from $107,882,000 of non-cash impairment charges we recognized in 2008 based on our conclusion that the decline in the value of Lexington’s common shares was “other-than-temporary.” The remainder of the basis difference related to purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to their carrying amounts in Lexington’s consolidated financial statements. We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Lexington’s net income or loss. The basis difference attributable to the land will be recognized upon disposition of our investment.

Based on Lexington’s September 30, 2009 closing share price of $5.10, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $94,192,000, or $38,465,000 in excess of the carrying amount on our consolidated balance sheet. During the three months ended September 30, 2008, we concluded that our investment in Lexington was “other-than-temporarily” impaired and recognized a $7,175,000 non-cash impairment loss based on the difference between the fair value of our investment in Lexington and the carrying amount on our consolidated balance sheet.

The following is a summary of Lexington’s financial information as of June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 and 2008.

(Amounts in millions)	As of	As of
Balance Sheet:	June 30, 2009	September 30, 2008
Total assets	$3,791	$4,294
Total liabilities	$2,419	$2,745
Lexington shareholders’ equity	$1,278	$924

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Income Statement:	2009	2008	2009	2008
Total revenues	$99	$125	$305	$349
(Loss) income from continuing operations	$(79)	$2	$(150)	$17
Net (loss) income attributable to Lexington	$(77)	$15	$(153)	$52

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments:	Balance as of
(Amounts in thousands)	September 30, 2009	December 31, 2008
Toys	$422,165	$293,096
Alexander’s	$187,272	$137,305
Partially owned office buildings	159,041	157,468
India Real Estate Ventures	83,531	88,858
Lexington	55,727	80,748
Other equity method investments	326,853	325,775
	$812,424	$790,154

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Toys:	2009		2008	2009		2008
32.7% share of:
Equity in net (loss) income, before income taxes	$(15,985	) (1)	$(21,051)	$106,545	(1)	$133,228
Income tax benefit (expense)	36,122		10,944	(7,335)		(82,778)
Equity in net income (loss)	20,137		(10,107)	99,210		50,450
Non-cash purchase price accounting adjustments	—		—	13,946		(14,900)
Interest and other income	1,940		1,966	5,741		5,960
	$22,077		$(8,141)	$118,897		$41,510
Alexander’s:
32.4% share in 2009 and 32.6% share in 2008:
Equity in net income before stock appreciation rights	$18,756	(2)	$4,294	$26,574	(2)	$14,752
Stock appreciation rights compensation (expense) income	—	(3)	(14,557)	11,105		(7,605)
Equity in net income (loss)	18,756		(10,263)	37,679		7,147
Management and leasing fees	2,084		2,054	5,980		6,160
Development fees	457		1,333	2,385		3,097
	$21,297		$(6,876)	$46,044		$16,404

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net loss (4)	$(15,054)		$(6,040)	$(24,969)		$(4,153)

India Real Estate Ventures – 4% to 36.5% share of equity in net loss	(465)		(835)	(1,386)		(1,863)

Other, net (5)	(3,265)		3,776	(22,769	) (6)	(23,151	) (7)
	$(18,784)		$(3,099)	$(49,124)		$(29,167)

_________________________

(1)	Includes $10,200 for our share of income from a litigation settlement.

(2)	Includes $13,668 for our share of an income tax benefit.

(3)	During the first quarter of 2009, all of the remaining stock appreciation rights were exercised.

(4)

The three and nine months ended September 30, 2009, include $14,541 and $19,121, respectively, for our share of non-cash impairment losses recorded by Lexington related to its investment in Concord Debt Holdings LLC. The three and nine months ended September 30, 2008 includes a $7,175 non-cash impairment loss on our investment in Lexington.

(5)

Includes our equity in net earnings of partially owned entities including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP, 85 10th Avenue and others.

(6)	Includes $7,650 of expense for our share of the Filene’s Boston lease termination payment.

(7)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’ pre-development costs.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of September 30, 2009 and December 31, 2008, none of which is guaranteed by us.

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	September 30, 2009	December 31, 2008
Toys (32.7% interest) (as of August 1, 2009 and November 1, 2008, respectively):
10.75% senior unsecured notes, due 2017 (Face value – $950,000) (1)	$925,000	$—
$1.3 billion senior credit facility, due 2010, (1)	—	1,300,000
$2.0 billion credit facility, due 2012, LIBOR plus 1.00% – 4.25% (2)	23,000	367,000
Mortgage loan, due 2010, LIBOR plus 1.30% (1.55% at September 30, 2009)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.50% at September 30, 2009)	798,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	588,900	568,000
7.625% bonds, due 2011 (Face value – $500,000)	489,400	486,000
7.875% senior notes, due 2013 (Face value – $400,000)	380,100	377,000
7.375% senior notes, due 2018 (Face value – $400,000)	337,900	335,000
4.51% Spanish real estate facility, due 2013	185,900	167,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.25% at September 30, 2009)	180,000	180,000
Japan bank loans, due 2011 – 2014, 1.20% – 2.80%	159,200	158,000
Japan borrowings, due 2010 – 2011 (weighted average rate of 0.96% at September 30, 2009)	248,000	289,000
6.84% Junior U.K. real estate facility, due 2013	103,700	101,000
4.51% French real estate facility, due 2013	89,700	81,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Other	132,000	73,000
	5,461,800	6,100,000
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	365,718	373,637
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.46% at September 30, 2009)	237,968	181,695
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after December 2013)	196,374	199,537
Rego Park mortgage note payable, due in March 2012 (prepayable without penalty) (3)	78,246	78,386
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,266,306	1,221,255
Lexington (16.1% interest) (as of June 30, 2009 and September 30, 2008, respectively) Mortgage loans collateralized by the trust’s real estate, due from 2009 to 2037, with a weighted average interest rate of 5.45% at June 30, 2009 (various prepayment terms)	2,203,951	2,486,370

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities’ Debt at
Partially owned office buildings:	September 30, 2009	December 31, 2008
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due 2011, with a weighted average interest rate of 5.82% at September 30, 2009 (various prepayment terms)	$141,905	$143,000
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% (3.00% at September 30, 2009) with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	85,249
330 Madison Avenue (25% interest) $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% (1.75% at September 30, 2009)	150,000	70,000
Fairfax Square (20% interest) mortgage note payable, due in November 2009, with interest at 7.50%	61,831	62,815
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.26% at September 30, 2009)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in December 2009(1), with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	20,880	21,426
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2010 to 2022, with a weighted average interest rate of 14.06% at September 30, 2009 (various prepayment terms)	159,803	148,792
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (3.00% at September 30, 2009)	98,000	90,500
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00% - 3.50% (2.53% at September 30, 2009)	160,403	57,600
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2025, with a weighted average interest rate of 5.88% at September 30, 2009 (various prepayment terms)	601,201	559,840
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2017, with a weighted average interest rate of 5.10% at September 30, 2009 (various prepayment terms)	307,365	307,098
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2010, $100 million fixed at 3.30%, balance at LIBOR plus 2.54% (2.86% at September 30, 2009)	132,570	132,128
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,696	14,800
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,128	10,200
Other	419,529	468,559

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,012,310,000 and $3,196,585,000 as of September 30, 2009 and December 31, 2008, respectively.

_________________________

(1)	Result of a forbearance agreement while in negotiation with the lender for an extension or refinancing.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of September 30, 2009 and December 31, 2008.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	September 30, 2009	September 30, 2009	December 31, 2008
Equinox	02/13	14.00%	$95,325	$85,796
Tharaldson Lodging Companies	04/10 (1)	4.49%	75,573	76,341
Riley HoldCo Corp	02/15	10.00%	74,438	74,381
280 Park Avenue	06/16	10.25%	73,750	73,750
Charles Square Hotel, Cambridge	(2)	(2)	—	41,796
Other, net	01/14-12/18	5.86%-12.00%	73,628	120,475
			392,714	472,539
Valuation allowance (3)			(122,738)	—
			$269,976	$472,539

__________________

(1)	The borrower has a one-year extension option.
(2)	On June 1, 2009, this loan, which was scheduled to mature in September 2009, was repaid.
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

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of $41,211,000. Accordingly, during the third quarter of 2009, we classified this property as a discontinued operation. In addition, we have classified the revenues and expenses of other properties sold or to be sold as “income from discontinued operations” and the related assets and liabilities as “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements. The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2009 and December 31, 2008, and the combined results of operations related to discontinued operations for the three and nine months ended September 30, 2009 and 2008.

(Amounts in thousands)	Assets Related to Discontinued Operations as of		Liabilities Related to Discontinued Operations as of
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
H Street – land under sales contract	$108,151	$108,292	$—	$—
1999 K Street	—	124,402	—	73,747
Retail properties	—	48,416	—	—
Total	$108,151	$281,110	$—	$73,747

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$1,356	$1,077	$9,846	$225,620
Expenses	690	343	3,225	223,019
Net income	666	734	6,621	2,601
Net gain on sale of 1999 K Street	41,211	—	41,211	—
Net gain on sale of our 47.6% interest in Americold Realty Trust	—	—	—	112,690
Net gain on sale of Tysons Dulles Plaza	—	—	—	56,831
Net gains on sale of other real estate	1,444	112	1,444	692
Income from discontinued operations	$43,321	$846	$49,276	$172,814

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of September 30, 2009 and December 31, 2008.

	Balance as of
(Amounts in thousands)	September 30, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$768,364	$780,476
Accumulated amortization	(304,309)	(257,757)
Net	$464,055	$522,719
Identified intangible liabilities (included in deferred credit):
Gross amount	$955,651	$998,179
Accumulated amortization	(303,350)	(278,357)
Net	$652,301	$719,822

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $18,728,000 and $24,526,000 for the three months ended September 30, 2009 and 2008, respectively, and $56,270,000 and $73,655,000 for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$63,104
2011	58,966
2012	54,771
2013	46,798
2014	40,995

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $15,698,000 and $21,207,000 for the three months ended September 30, 2009 and 2008, respectively, and $49,262,000 and $65,417,000 for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$55,898
2011	53,264
2012	48,828
2013	41,651
2014	23,577

We are a tenant under ground leases for certain of our properties. Amortization of these acquired below-market leases resulted in an increase to rent expense of $533,000 and $1,599,000 in each of the three-month and nine-month periods ended September 30, 2009 and 2008, respectively. Estimated annual amortization of these below market leases for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$2,133
2011	2,133
2012	2,133
2013	2,133
2014	2,133

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)			Balance at
Notes and mortgages payable:	Maturity (1)	Interest Rate at September 30, 2009	September 30, 2009	December 31, 2008
Fixed rate:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$437,210	$444,667
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	283,748	287,386
909 Third Avenue	04/15	5.64%	211,540	214,074
Eleven Penn Plaza	12/11	5.20%	204,114	206,877

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	113,992	115,440
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	86,401	87,721
1550 and 1750 Crystal Drive	11/14	7.08%	82,399	83,912
Universal Buildings (2)	04/14	6.33%	107,553	59,728
1235 Clark Street	07/12	6.75%	53,479	54,128
2231 Crystal Drive	08/13	7.08%	49,054	50,394
1750 Pennsylvania Avenue	06/12	7.26%	46,057	46,570
241 18th Street	10/10	6.82%	45,860	46,532
2011 Crystal Drive (3)	8/17	7.30%	82,436	38,338
1225 Clark Street	08/13	7.08%	29,342	30,145
1800, 1851 and 1901 South Bell Street	12/11	6.91%	21,524	27,801

Retail:
Cross-collateralized mortgages on 42 shopping centers (4)	03/10	7.86%	394,876	448,115
Springfield Mall (including present value of purchase option)	10/12-04/13	5.45%	249,683	252,803
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.40%	93,183	94,879
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	59,680	60,766
Other	12/10-05/36	4.75%-7.33%	157,452	159,597

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	09/16	6.34%	218,475	220,361
Boston Design Center	09/15	5.02%	69,943	70,740
Washington Design Center	11/11	6.95%	44,440	44,992

Other:
555 California Street (5)	05/10-09/11	5.94%	663,545	720,671
Industrial Warehouses	10/11	6.95%	24,956	25,268
Total fixed interest notes and mortgages payable		5.97%	7,056,764	7,117,727

_______________________

See notes on page 22.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)				Balance at
Notes and mortgages payable:	Maturity (1)	Spread over LIBOR	Interest Rate at September 30, 2009	September 30, 2009	December 31, 2008
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	.79%	$232,000	$232,000
866 UN Plaza	05/11	L+40	.71%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.45%	150,000	150,000
Courthouse Plaza One and Two	01/15	L+75	1.00%	66,592	70,774
220 20th Street (construction loan)	01/11	L+115	1.39%	73,038	40,701
West End 25 (construction loan)	02/11	L+130	1.55%	69,970	24,620
River House Apartments	04/18	(6)	1.66%	64,000	64,000
Commerce Executive III, IV and V	(7)	(7)		—	50,223
Retail:
Green Acres Mall	02/13	L+140	1.66%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.76%	261,903	228,731
Beverly Connection (8)	07/12	L+350	5.00%	100,000	100,000
4 Union Square South (9)	04/14	L+325	3.50%	75,000	—
435 Seventh Avenue (10)	08/14	L+300	5.00%	52,000	—
Other (11)	11/11	L+175	2.07%	22,758	—
Other:
220 Central Park South	11/10	L+235 – L+245	2.64%	130,000	130,000
Other (12)	10/09(12) – 11/11	Various	1.76% - 3.01%	161,325	172,886
Total Variable Interest Notes and Mortgages Payable			1.95%	1,838,564	1,643,913
Total Notes and Mortgages Payable			5.14%	$8,895,328	$8,761,640

Due to Vornado: (see page 10)
2.85% due 2027	04/12		5.45%	$1,131,695	$1,276,285
3.63% due 2026	11/11		5.32%	858,260	945,458
Total due to Vornado (13)			5.39%	$1,989,955	$2,221,743

Senior unsecured notes:
Senior unsecured notes due 2039 (14)	10/39		7.88%	$446,056	$—
Senior unsecured notes due 2010 (15)	12/10		4.75%	148,215	199,625
Senior unsecured notes due 2011 (15)	02/11		5.60%	117,333	249,902
Senior unsecured notes due 2009 (15)	08/09		4.50%	—	168,289
Total senior unsecured notes			6.85%	$711,604	$617,816

3.88% exchangeable senior debentures due 2025 (see page 10)	04/12		5.32%	$482,875	$478,256

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.76%	$600,000	$300,000
$.965 billion unsecured revolving credit facility ($39,282 reserved for outstanding letters of credit)	06/11	L+55	0.76%	48,250	58,468
Total unsecured revolving credit facilities (16)			0.76%	$648,250	$358,468

_______________________

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

(2)

On September 14, 2009, we completed a $50,000 additional financing of the Universal Buildings. The additional financing has a fixed interest rate of 8.0% and matures on the same date as the existing loans in April 2014.

(3)

On July 30, 2009, we completed an $82,500 refinancing of 2011 Crystal Drive. This loan has a fixed interest rate of 7.30% and matures in August 2017, with two one-year extension options. We retained net proceeds of approximately $44,500 after repaying the existing loan and closing costs.

(4)	In the first quarter of 2009, we purchased $47,000 of this debt for $46,231 in cash, resulting in a net gain of $769.

(5)	In June 2009, we purchased $58,399 (aggregate carrying amount) of this loan for $55,814 in cash, resulting in a net gain of $2,585.

(6)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(7)	On June 1, 2009, we repaid the $50,223 outstanding balance of this loan, which was scheduled to mature on July 31, 2009.

(8)

On July 7, 2009, we refinanced this loan, which was scheduled to mature on July 9, 2009. The new loan has a two-year term and an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 1.50% (5.00% at September 30, 2009), and provides for a one-year extension through July 2012, at LIBOR plus 5.00%.

(9)

On April 7, 2009, we completed a $75,000 financing of 4 Union Square South. This interest-only loan has a rate of LIBOR plus 3.25%, (3.50% at September 30, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

(10)

On August 11, 2009, we completed a $52,000 financing of 435 Seventh Avenue. This loan has a rate of LIBOR plus 3.00% with a LIBOR floor of 2.00% (5.00% at September 30, 2009) and matures in August 2012, with two one-year extension options. The property was previously unencumbered.

(11)

On August 20, 2009, the fixed interest rate swap on this loan expired and the loan was reclassified from fixed rate to variable rate debt. In addition, on October 15, 2009, we refinanced the principal amount of this loan at LIBOR plus 3.75%. The loan has an initial maturity of November 2011, with a one-year extension option.

(12)	We are currently in negotiations with the lender to extend or refinance a loan with an outstanding balance of $36,000, which matured on October 29, 2009.

(13)

During 2009, we purchased $279,922 (aggregate face amount) of our convertible senior debentures due to Vornado for $247,728 in cash, resulting in net gains of $16,072, of which $12,665 and $3,407 were recognized in the second and third quarters, respectively. In October 2009, we purchased an additional $79,671 (aggregate face amount) of our convertible senior debentures due to Vornado for $76,651 in cash. Furthermore, on November 2, 2009, we commenced a cash tender offer for any and all of our convertible senior debentures due to Vornado. Upon the terms and subject to the conditions of the tender offer, we are offering to purchase the convertible senior debentures due to Vornado at par, plus accrued and unpaid interest. The tender offer expires on December 1, 2009.

(14)

On September 30, 2009, we completed a public offering of $460,000 principal amount of 7.875% callable senior unsecured 30-year notes due October 1, 2039. Interest on the notes is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, commencing January 1, 2010. The notes were sold to the public at par and may be redeemed at our option in whole or in part beginning October 1, 2014, at a price equal to the principal amount plus accrued and unpaid interest.  These notes are subject to substantively the same financial covenants as our previously issued senior unsecured notes. We retained net proceeds of approximately $446,000 from the offering, which will be used for general corporate purposes.

(15)

In the first quarter of 2009 we purchased $81,534 (aggregate face amount) of our senior unsecured notes for $75,977 in cash, resulting in a net gain of $5,136. In the second quarter of 2009, pursuant to our April 30, 2009 tender offer, we purchased $173,321 (aggregate face amount) of our senior unsecured notes for $169,832 in cash, resulting in a net gain of $2,434. In addition, upon maturity in August 2009, we repaid the remaining $97,900 of our 4.5% senior unsecured notes.

(16)	In October 2009, we repaid $400,000 of the amount outstanding under our unsecured revolving credit facilities.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent Operating Partnership units not owned by Vornado and are comprised of (i) Class A units, (ii) Series B convertible preferred units, and (iii) Series D-10, D-11, D-12, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units. Redeemable partnership units are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “equity” on our consolidated balance sheets. As of September 30, 2009 and December 31, 2008, the aggregate value of the redeemable partnership units was $1,212,765,000 and $1,177,978,000, respectively. Below is a table reflecting the activity of the redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2007	$1,658,303
Net income	69,844
Distributions	(56,445)
Class A unit redemptions, at redemption value	(61,801)
Mark-to-market adjustments on Class A units	26,393
Other, net	19,812
Balance at September 30, 2008	$1,656,106

Balance at December 31, 2008	$1,177,978
Net income	32,250
Distributions	(31,313)
Class A unit redemptions, at redemption value	(53,091)
Mark-to-market adjustments on Class A units	77,004
Other, net	9,937
Balance at September 30, 2009	$1,212,765

Redeemable partnership units exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with GAAP, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $59,762,000 and $83,079,000 as of September 30, 2009 and December 31, 2008, respectively.

On October 30, 2009, all of the Series B convertible preferred units were redeemed by us in exchange for 139,798 Class A units.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Income Per Class A Unit

During 2009, we paid a portion of our distributions in Class A units. Consequently, we have included the 6,230,000 newly issued Class A units in the computation of income per Class A unit retroactively for the three and nine months ended September 30, 2008.

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

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit, which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential units, and (ii) diluted income per Class A unit, which includes the weighted average Class A units and potentially dilutive unit equivalents. Potentially dilutive unit equivalents include our Series A convertible preferred units, employee unit options, restricted unit awards and exchangeable senior debentures due 2025.

(Amounts in thousands, except per unit amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$112,523	$42,701	$222,624	$466,298
Income from discontinued operations	43,321	846	49,276	172,814
Net income	155,844	43,547	271,900	639,112
Net (income) loss attributable to noncontrolling interests	(258)	466	3,442	2,709
Net income attributable to Vornado Realty L.P.	155,586	44,013	275,342	641,821
Preferred unit distributions	(19,222)	(19,082)	(57,647)	(57,393)
Net income attributable to Class A unitholders	136,364	24,931	217,695	584,428
Earnings allocated to unvested participating securities	(767)	(1,117)	(3,027)	(3,192)
Numerator for basic income per Class A unit	135,597	23,814	214,668	581,236
Impact of assumed conversions:
Convertible preferred unit distributions	43	—	—	1,196
Numerator for diluted income per Class A unit	$135,640	$23,814	$214,668	$582,432
Denominator:
Denominator for basic income per Class A unit – weighted average units	192,671	174,306	185,182	174,162
Effect of dilutive securities (1):
Employee unit options and restricted unit awards	2,854	5,377	2,110	5,761
Convertible preferred units	75	—	—	85
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	195,600	179,683	187,292	180,008
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.48	$0.14	$0.89	$2.35
Income from discontinued operations	0.22	—	0.27	0.99
Net income per Class A units	$0.70	$0.14	$1.16	$3.34
INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.47	$0.13	$0.89	$2.28
Income from discontinued operations	0.22	—	0.26	0.96
Net income per Class A unit	$0.69	$0.13	$1.15	$3.24

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average unit equivalents. Accordingly, the three and nine months ended September 30, 2009 exclude 7,594 and 7,537 weighted average unit equivalents, respectively, and the three and nine months ended September 30, 2008, exclude 9,607 and 9,018 weighted average unit equivalents, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$155,844	$43,547	$271,900	$639,112
Other comprehensive income (loss)	52,340	19,656	23,388	(38,447)
Comprehensive income	208,184	63,203	295,288	600,665
Comprehensive (income) loss attributable to noncontrolling interests	(258)	466	3,442	2,709
Comprehensive income attributable to Vornado Realty, LP	$207,926	$63,669	$298,730	$603,374

Substantially all of the other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 relates to the mark-to-market of marketable equity securities classified as available-for-sale and our share of other comprehensive income of partially owned entities (primarily Toys).

13.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Tenant cleaning revenue	$14,514	$13,627	$43,372	$41,431
Management and leasing fees	2,837	2,518	8,255	10,326
Lease termination fees	1,608	1,455	4,356	4,469
Other income	12,676	13,155	42,301	33,830
	$31,635	$30,755	$98,284	$90,056

Fee and other income above include management fee income from Interstate Properties, a related party, of $197,000 and $196,000 for the three months ended September 30, 2009 and 2008, respectively, and $578,000 and $604,000 for the nine months ended September 30, 2009 and 2008, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

14.	Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for all stock-based compensation in accordance GAAP. Stock based compensation expense for the three months ended September 30, 2009 and 2008 consists of stock option awards, restricted share and unit awards and out-performance plan awards. During the three and nine months ended September 30, 2009, we recognized $5,639,000 and $21,539,000 of stock-based compensation expense, respectively. During the three and nine months ended September 30, 2008 we recognized $8,789,000 and $25,762,000 of stock based compensation expense, respectively.

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

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $2.0 billion of per occurrence all risk property insurance coverage in effect through February 15, 2011. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

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

Other Contractual Obligations

At September 30, 2009, there were $39,282,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and our senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and our senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $201,550,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. Discovery is now complete and we anticipate that a trial date will be set for some time in 2010. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump filed an additional appeal of the 2006, 2007 and 2009 decisions. Mr. Trump’s appeals were denied on all grounds on June 30, 2009. Thereafter, Mr. Trump moved to reargue the appellate decisions but later withdrew the motion. On July 24, 2009 Mr. Trump moved for leave to appeal the June 30, 2009 decision to the New York Court of Appeals, which was denied on October 27, 2009. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

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

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income for the nine months ended September 30, 2009.

17.	Impairment Losses on Development Projects and Costs of Acquisitions Not Consummated

During the three months ended September 30, 2008, we recognized a $5,000,000 non-cash impairment charge to write down the carrying amount of land held for development to its fair value. During the first and second quarters of 2008, we wrote-off an aggregate of $3,009,000 of costs associated with acquisitions not consummated (primarily Hudson Rail Yards).

18.	Marketable Securities

At September 30, 2009 and December 31, 2008, we had $4,099,000 of net unrealized gains and $2,061,000 of net unrealized losses, respectively, on our marketable equity securities. During 2008, we concluded that certain of the investments in our marketable equity securities portfolio were “other-than-temporarily” impaired; accordingly, we recognized non-cash impairment charges, aggregating $20,881,000, of which $9,073,000 and $11,808,000 were recognized in the first and third quarters of 2008, respectively. Our conclusions were based on the severity of the declines in the market value of those securities and our inability to forecast a recovery in the near-term.

The following table sets forth the details of our marketable securities:

	As of September 30, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable equity securities	$85,717	$85,717	$118,438	$118,438
Debt securities held-to-maturity	227,501	242,848	215,884	164,728
	$313,218	$328,565	$334,322	$283,166

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the three and nine months ended September 30, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended September 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$509,968	$189,896	$137,139	$91,286	$52,269	$—	$39,378
Straight-line rents:
Contractual rent increases	16,676	10,126	3,573	2,827	135	—	15
Amortization of free rent	4,682	(98)	2,760	1,963	19	—	38
Amortization of acquired below- market leases, net	18,728	10,710	1,069	4,826	30	—	2,093
Total rentals	550,054	210,634	144,541	100,902	52,453	—	41,524
Tenant expense reimbursements	89,530	36,360	14,892	32,121	3,661	—	2,496
Fee and other income:
Tenant cleaning revenue	14,514	20,661	—	—	—	—	(6,147)
Management and leasing fees	2,837	1,269	1,984	557	11	—	(984)
Lease termination fees	1,608	1,226	234	—	9	—	139
Other	12,676	3,182	4,979	648	3,461	—	406
Total revenues	671,219	273,332	166,630	134,228	59,595	—	37,434
Operating expenses	265,952	117,362	57,889	49,304	26,469	—	14,928
Depreciation and amortization	130,503	42,621	35,187	24,091	13,654	—	14,950
General and administrative	51,684	4,895	6,079	6,802	7,198	—	26,710
Total expenses	448,139	164,878	99,155	80,197	47,321	—	56,588
Operating income (loss)	223,080	108,454	67,475	54,031	12,274	—	(19,154)
Income applicable to Alexander’s	21,297	192	—	187	—	—	20,918
Income applicable to Toys	22,077	—	—	—	—	22,077	—
(Loss) income from partially owned entities	(18,784)	1,454	1,876	580	26	—	(22,720)
Interest and other investment income, net	20,486	190	254	10	12	—	20,020
Interest and debt expense	(158,205)	(33,644)	(32,454)	(22,315)	(13,088)	—	(56,704)
Net gains of early extinguishment of debt	3,407	—	—	—	—	—	3,407
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	4,432	—	—	—	—	—	4,432
Income (loss) before income taxes	117,790	76,646	37,151	32,493	(776)	22,077	(49,801)
Income tax expense	(5,267)	(585)	(44)	(39)	(847)	—	(3,752)
Income (loss) from continuing operations	112,523	76,061	37,107	32,454	(1,623)	22,077	(53,553)
Income from discontinued operations	43,321	—	41,992	1,329	—	—	—
Net income (loss)	155,844	76,061	79,099	33,783	(1,623)	22,077	(53,553)
Net (income) loss attributable to noncontrolling interests	(258)	(2,817)	—	15	—	—	2,544
Net income (loss) attributable to Vornado Realty L.P.	155,586	73,244	79,099	33,798	(1,623)	22,077	(51,009)
Interest and debt expense (2)	212,727	31,945	32,980	23,978	13,315	39,136	71,373
Depreciation and amortization(2)	178,436	41,101	37,116	25,029	13,772	34,357	27,061
Income tax (benefit) expense (2)	(30,479)	585	47	39	847	(36,122)	4,125
EBITDA(1)	$516,270	$146,875	$149,242	$82,844	$26,311	$59,448	$51,550

_______________________

See notes on page 33

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$500,549	$181,758	$128,382	$85,664	$53,167	$—	$51,578
Straight-line rents:
Contractual rent increases	14,353	8,077	418	3,754	1,738	—	366
Amortization of free rent	8,070	3,649	2,925	1,539	(2)	—	(41)
Amortization of acquired below- market leases, net	24,526	14,807	1,089	7,491	26	—	1,113
Total rentals	547,498	208,291	132,814	98,448	54,929	—	53,016
Tenant expense reimbursements	97,815	40,632	14,601	33,286	5,294	—	4,002
Fee and other income:
Tenant cleaning revenue	13,627	17,751	—	—	—	—	(4,124)
Management and leasing fees	2,518	1,138	1,875	411	95	—	(1,001)
Lease termination fees	1,455	21	1,037	362	35	—	—
Other	13,155	3,626	5,701	1,873	2,676	—	(721)
Total revenues	676,068	271,459	156,028	134,380	63,029	—	51,172
Operating expenses	276,115	120,398	56,653	50,088	31,773	—	17,203
Depreciation and amortization	136,550	48,322	35,929	21,749	12,751	—	17,799
General and administrative	49,494	5,263	6,427	7,397	7,419	—	22,988
Impairment losses on development projects and costs of acquisition not consummated	5,000	—	—	—	—	—	5,000
Total expenses	467,159	173,983	99,009	79,234	51,943	—	62,990
Operating income (loss)	208,909	97,476	57,019	55,146	11,086	—	(11,818)
(Loss) income applicable to Alexander’s	(6,876)	189	—	191	—	—	(7,256)
Loss applicable to Toys	(8,141)	—	—	—	—	(8,141)	—
(Loss) income from partially owned entities	(3,099)	1,798	1,696	25	158	—	(6,776)
Interest and other investment income, net	9,638	542	507	92	49	—	8,448
Interest and debt expense	(157,646)	(34,647)	(31,323)	(21,445)	(13,150)	—	(57,081)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	5,160	—	—	—	—	—	5,160
Income (loss) before income taxes	47,945	65,358	27,899	34,009	(1,857)	(8,141)	(69,323)
Income tax expense	(5,244)	—	(699)	(5)	(814)	—	(3,726)
Income (loss) from continuing operations	42,701	65,358	27,200	34,004	(2,671)	(8,141)	(73,049)
Income (loss) from discontinued operations	846	—	(27)	873	—	—	—
Net income (loss)	43,547	65,358	27,173	34,877	(2,671)	(8,141)	(73,049)
Net loss (income) attributable to noncontrolling interests	466	(1,545)	—	30	—	—	1,981
Net income (loss) attributable to Vornado Realty L.P.	44,013	63,813	27,173	34,907	(2,671)	(8,141)	(71,068)
Interest and debt expense (2)	202,446	32,979	32,244	26,733	13,360	33,569	63,561
Depreciation and amortization(2)	179,574	46,113	37,222	23,488	12,885	35,155	24,711
Income tax (benefit) expense (2)	(5,063)	—	701	5	814	(10,944)	4,361
EBITDA(1)	$420,970	$142,905	$97,340	$85,133	$24,388	$49,639	$21,565

________________________

See notes on page 33.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information - continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,529,747	$568,884	$399,937	$268,519	$176,224	$—	$116,183
Straight-line rents:
Contractual rent increases	43,469	24,315	9,348	8,442	1,406	—	(42)
Amortization of free rent	24,871	2,209	9,829	12,380	312	—	141
Amortization of acquired below- market leases, net	56,270	30,518	3,117	18,362	71	—	4,202
Total rentals	1,654,357	625,926	422,231	307,703	178,013	—	120,484
Tenant expense reimbursements	270,934	103,609	47,936	99,337	13,492	—	6,560
Fee and other income:
Tenant cleaning revenue	43,372	58,917	—	—	—	—	(15,545)
Management and leasing fees	8,255	3,363	5,936	1,248	25	—	(2,317)
Lease termination fees	4,356	1,524	1,916	100	677	—	139
Other	42,301	9,923	15,129	2,296	6,324	—	8,629
Total revenues	2,023,575	803,262	493,148	410,684	198,531	—	117,950
Operating expenses	814,561	340,552	169,379	155,503	100,134	—	48,993
Depreciation and amortization	398,845	129,884	105,096	75,881	40,800	—	47,184
General and administrative	180,381	18,588	20,548	24,946	25,092	—	91,207
Total expenses	1,393,787	489,024	295,023	256,330	166,026	—	187,384
Operating income (loss)	629,788	314,238	198,125	154,354	32,505	—	(69,434)
Income applicable to Alexander’s	46,044	577	—	598	—	—	44,869
Income applicable to Toys	118,897	—	—	—	—	118,897	—
(Loss) income from partially owned entities	(49,124)	3,908	5,504	2,566	186	—	(61,288)
Interest and other investment (loss) income, net	(63,608)	712	573	63	83	—	(65,039)
Interest and debt expense	(475,028)	(100,118)	(94,408)	(67,093)	(38,888)	—	(174,521)
Net gains of early extinguishment of debt	26,996	—	—	769	—	—	26,227
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	4,432	—	—	—	—	—	4,432
Income (loss) before income taxes	238,397	219,317	109,794	91,257	(6,114)	118,897	(294,754)
Income tax expense	(15,773)	(845)	(1,232)	(316)	(1,755)	—	(11,625)
Income (loss) from continuing operations	222,624	218,472	108,562	90,941	(7,869)	118,897	(306,379)
Income from discontinued operations	49,276	—	46,004	3,272	—	—	—
Net income (loss)	271,900	218,472	154,566	94,213	(7,869)	118,897	(306,379)
Net loss (income) attributable to noncontrolling interests	3,442	(6,438)	—	630	—	—	9,250
Net income (loss) attributable to Vornado Realty L.P.	275,342	212,034	154,566	94,843	(7,869)	118,897	(297,129)
Interest and debt expense (2)	612,416	95,058	96,818	71,496	39,563	89,897	219,584
Depreciation and amortization(2)	539,554	125,831	110,263	78,724	41,203	101,368	82,165
Income tax expense (2)	23,804	845	1,242	316	1,820	7,335	12,246
EBITDA(1)	$1,451,116	$433,768	$362,889	$245,379	$74,717	$317,497	$16,866

_______________________

See notes on page 33.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Nine Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,501,146	$539,254	$377,867	$257,500	$179,606	$—	$146,919
Straight-line rents:
Contractual rent increases	45,570	20,860	6,861	12,713	4,531	—	605
Amortization of free rent	17,460	8,106	5,759	319	2,662	—	614
Amortization of acquired below- market leases, net	73,655	45,548	3,305	20,016	84	—	4,702
Total rentals	1,637,831	613,768	393,792	290,548	186,883	—	152,840
Tenant expense reimbursements	269,646	103,230	44,608	97,968	14,715	—	9,125
Fee and other income:
Tenant cleaning revenue	41,431	53,415	—	—	—	—	(11,984)
Management and leasing fees	10,326	5,035	6,983	974	306	—	(2,972)
Lease termination fees	4,469	2,050	1,037	1,027	355	—	—
Other	33,830	11,876	14,802	2,014	5,749	—	(611)
Total revenues	1,997,533	789,374	461,222	392,531	208,008	—	146,398
Operating expenses	793,391	333,845	161,183	144,165	102,747	—	51,451
Depreciation and amortization	397,807	143,549	104,899	63,140	38,324	—	47,895
General and administrative	149,164	14,906	18,824	23,104	21,921	—	70,409
Impairment losses on development projects and costs of acquisition not consummated	8,009	—	—	—	—	—	8,009
Total expenses	1,348,371	492,300	284,906	230,409	162,992	—	177,764
Operating income (loss)	649,162	297,074	176,316	162,122	45,016	—	(31,366)
Income applicable to Alexander’s	16,404	568	—	529	—	—	15,307
Income applicable to Toys	41,510	—	—	—	—	41,510	—
(Loss) income from partially owned entities	(29,167)	3,843	4,548	9,889	978	—	(48,425)
Interest and other investment income, net	47,535	1,965	1,737	422	221	—	43,190
Interest and debt expense	(474,862)	(104,032)	(94,085)	(63,981)	(39,190)	—	(173,574)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	8,546	—	—	—	—	—	8,546
Income (loss) before income taxes	259,128	199,418	88,516	108,981	7,025	41,510	(186,322)
Income tax benefit (expense)	207,170	—	220,916	(7)	(1,205)	—	(12,534)
Income (loss) from continuing operations	466,298	199,418	309,432	108,974	5,820	41,510	(198,856)
Income from discontinued operations	172,814	—	59,072	1,830	—	—	111,912
Net income (loss)	639,112	199,418	368,504	110,804	5,820	41,510	(86,944)
Net loss (income) attributable to noncontrolling interests	2,709	(3,366)	—	104	—	—	5,971
Net income (loss) attributable to Vornado Realty L.P.	641,821	196,052	368,504	110,908	5,820	41,510	(80,973)
Interest and debt expense (2)	621,367	98,810	96,958	76,492	39,823	108,970	200,314
Depreciation and amortization(2)	531,252	136,738	110,334	67,456	38,711	103,291	74,722
Income tax (benefit) expense (2)	(121,844)	—	(220,911)	7	1,205	82,778	15,077
EBITDA(1)	$1,672,596	$431,600	$354,885	$254,863	$85,559	$336,549	$209,140

________________________

See notes on the following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued

Notes to preceding tabular information

(1)

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” We consider EBITDA a supplemental measure for making decisions and assessing the un-levered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered as an alternative to net income or cash flows and may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Alexander’s	$26,769	$68	$65,229	$37,180
555 California Street	10,090	12,296	31,885	35,554
Lexington	(1,863)	10,803	15,129	29,271
Hotel Pennsylvania	3,599	11,907	7,823	29,772
Industrial warehouses	1,219	1,361	3,902	4,025
Other investments	7,071	8,058	1,904	6,211
	46,885	44,493	125,872	142,013
Investment income and other, net	23,023	15,514	61,214	72,592
Corporate general and administrative expenses	(24,309)	(19,633)	(62,757)	(62,101)
Write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009	—	—	(20,202)	—
Net loss attributable to noncontrolling interests	2,544	1,981	9,250	5,971
Net gains on early extinguishment of debt	3,407	—	26,227	—
Non-cash asset (write-downs) reversal:
Mezzanine loans receivable	—	—	(122,738)	10,300
Marketable equity securities	—	(11,808)	—	(20,881)
Real estate development projects:
Partially owned entities	—	—	—	(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—	(5,000)	—	(8,009)
Derivative positions in marketable equity securities	—	(3,982)	—	(25,812)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—	—	—	129,267
	$51,550	$21,565	$16,866	$209,140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the "Company") as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and of changes in partners’ capital and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2008, and the related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009 (October 16, 2009, as to the effects of the retrospective application of new accounting guidance on the accounting for convertible debt instruments, noncontrolling interests, and earnings per share as disclosed in Note 2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 6, 2009

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2009.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado’s shareholder value, which we measure by our total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to that of the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending September 30, 2009:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(25.8%)	(26.5%)	(26.0%)
Three-years	(34.2%)	(33.6%)	(31.3%)
Five-years	21.7%	5.0%	8.0%
Ten-years	226.2%	146.8%	156.2%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component; and
•	Developing and redeveloping our existing properties to increase returns and maximize value.

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

Overview – continued

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends and the related economic recession have continued in 2009. This economic recession has negatively affected substantially all businesses, including ours. Real estate transactions have diminished significantly and capitalization rates have risen. The commercial real estate industry may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income and cash flow. In addition, the value of investments in joint ventures, marketable securities, and mezzanine loans may continue to decline, and may result in impairment charges and/or valuation allowances and a corresponding decrease in net income. Impairment charges and valuation allowances are based on our judgment and represent our estimate of losses we may incur based on the difference between the carrying amounts of our investments and our estimate of the amounts we may ultimately receive upon disposition of the investments. The estimation process is inherently uncertain, and is based upon, among other factors, our expectations of future events, and accordingly, actual amounts received on these investments could differ materially from our estimates.

The trends discussed above have had an impact on our financial results during 2009. During the second quarter of 2009, we recorded a $122,738,000 mezzanine loans receivable valuation allowance. It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Overview – continued

Quarter Ended September 30, 2009 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2009 was $136,364,000, or $0.69 per diluted Class A unit, versus $24,931,000, or $0.13 per diluted Class A unit, for the quarter ended September 30, 2008. Net income for the quarters ended September 30, 2009 and 2008 includes $43,329,000 and $1,313,000, respectively, of net gains on sale of real estate. In addition, net income for the quarters ended September 30, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of the net gains on sale of real estate and the items in the table below, increased net income attributable to Class A unitholders for the quarter ended September 30, 2009 by $57,235,000, or $0.29 per diluted Class A unit and decreased net income attributable to Class A unitholders for the quarter ended September 30, 2008 by $35,488,000, or $0.20 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended September 30,
	2009	2008
Items that affect comparability (income) expense:
Our share of partially owned entities’ adjustments:
Lexington Realty Trust – impairment losses related to its investment in Concord Debt Holdings LLC	$14,541	$7,175
Toys “R” Us – litigation settlement income	(10,200)	—
Alexander’s:
Income tax benefit	(13,668)	—
Stock appreciation rights	—	14,557
Net gains on early extinguishment of debt	(3,407)	—
Marketable equity securities – impairment losses	—	11,808
Derivative positions in marketable equity securities	—	3,982
Other, net	(1,172)	(721)
Items that affect comparability	$(13,906)	$36,801

On January 1, 2009, we adopted the guidance in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. The guidance contained in ASC 470-20 was required to be applied retrospectively. Accordingly, net income for the three and nine months ended September 30, 2008 has been adjusted to include $9,600,000 and $28,300,000, respectively, of additional interest expense. In addition, in accordance with ASC 260, Earnings Per Share, we have included 6,230,000 additional Class A units in the computation of income per Class A unit retroactively to the three and nine months ended September 30, 2008, as a result of the unit portion of our Class A unit distributions during 2009.

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2009 over the quarter ended September 30, 2008 and the trailing quarter ended June 30, 2009 are summarized below.

	New York Office	Washington, DC Office	Retail	Merchandise Mart
Quarter Ended:
September 30, 2009 vs. September 30, 2008:
GAAP basis	1.5%	10.0%	2.0%	(5.7%)
Cash basis	6.4%	8.7%	5.2%	(0.8%)

September 30, 2009 vs. June 30, 2009:
GAAP basis	(1.4%)	1.1%	4.2%	(13.0%)
Cash basis	(2.1%)	2.8%	3.9%	(11.1%)

Overview – continued

Nine Months Ended September 30, 2009 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2009 was $217,695,000, or $1.15 per diluted Class A unit, versus $584,428,000, or $3.24 per diluted Class A unit, for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 and 2008 includes $44,002,000, and $65,918,000, respectively, of net gains on sale of real estate. In addition, net income for the nine months ended September 30, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of net gains on sale of real estate and the items in the table below, decreased net income attributable to Class A unitholders for the nine months ended September 30, 2009 by $60,389,000, or $0.32 per diluted Class A unit and increased net income attributable to Class A unitholders for the nine months ended September 30, 2008 by $302,774,000, or $1.68 per diluted Class A unit.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2009	2008
Items that affect comparability (income) expense:
Mezzanine loans receivable loss accrual (reversal)	$122,738	$(10,300)
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Net gains on early extinguishment of debt	(26,996)	—
Our share of partially owned entities’ adjustments:
Lexington Realty Trust – impairment losses related to its investment in Concord Debt Holdings LLC	19,121	7,175
Toys “R” Us:
Non-cash purchase price accounting adjustments	(13,946)	14,900
Litigation settlement income	(10,200)	—
Alexander’s:
Stock appreciation rights	(11,105)	7,605
Income tax benefit	(13,668)	—
Filene’s, Boston – lease termination payment	7,650	—
Development joint ventures – non-cash asset write-downs	—	34,200
Reversal of deferred income taxes initially recorded in connection with H Street acquisition	—	(222,174)
Net gain on sale of our 47.6% interest in Americold Realty Trust	—	(112,690)
Derivative positions in marketable equity securities	—	25,812
Marketable equity securities – impairment losses	—	20,881
Other, net	(1,791)	(3,341)
	104,391	(237,932)
47.6% share of Americold’s net loss – sold on March 31, 2008	—	1,076
Items that affect comparability	$104,391	$(236,856)

The percentage increase (decrease) in GAAP basis and cash basis same store “EBITDA” of our operating segments for the nine months ended September 30, 2009 over the nine months ended September 30, 2008 is summarized below.

	New York Office	Washington, DC Office	Retail	Merchandise Mart
Nine Months Ended:
September 30, 2009 vs. September 30, 2008:
GAAP basis	1.7%	6.8%	3.6%	(11.5%)
Cash basis	5.7%	5.2%	1.8%	(6.4%)

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2009 Dispositions:

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of approximately $41,211,000.

During the nine months ended September 30, 2009, we sold 13 retail properties, in separate transactions (primarily our California supermarkets), for an aggregate of $48,000,000 in cash, which resulted in net gains of approximately $1,444,000 in the aggregate.

2009 Financing Activities:

In the first quarter of 2009, we purchased $47,000,000 of debt secured by our cross-collateralized mortgages on 42 shopping centers for $46,231,000 in cash.

During the first quarter of 2009, we purchased $81,534,000 (aggregate face amount) of our senior unsecured notes for $75,977,000 in cash. In the second quarter of 2009, pursuant to our April 30, 2009 tender offer, we purchased an additional $173,321,000 (aggregate face amount) of our senior unsecured notes for $169,832,000 in cash. In addition, upon maturity in August 2009, we repaid the remaining $97,900,000 of our 4.5% senior unsecured notes.

On April 7, 2009, we completed a $75,000,000 financing of 4 Union Square South, Manhattan, a 203,000 square foot, fully-leased retail property. This interest-only loan has a rate of LIBOR plus 3.25% (3.50% at September 30, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

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

On June 24, 2009, Toys “R” Us, Inc. (“Toys”) in which we own a 32.7% interest, extended its $2.0 billion credit facility which was to expire in July 2010, to May 2012. The borrowing capacity under the amended facility will remain at $2.0 billion through the original maturity date in July 2010 and will continue at $1.5 billion thereafter. The interest rate will be LIBOR plus 3.20%, which may vary based on availability, through July 2010 and LIBOR plus 4.00%, subject to usage, thereafter. In addition, on July 9, 2009, Toys issued $950 million aggregate principal amount of senior unsecured notes due in 2017 at 97.399%. The proceeds from the issuance, along with existing cash, were used to repay the outstanding balance under its $1.3 billion senior credit facility, which was subsequently terminated.

During 2009, we purchased $279,922,000 (aggregate face amount) of our convertible senior debentures due to Vornado for $247,728,000 in cash. In October 2009, we purchased an additional $79,671,000 (aggregate face amount) of our convertible senior debentures due to Vornado for $76,651,000 in cash.

On July 7, 2009, we refinanced the loan on Beverly Connection, which was scheduled to mature on July 9, 2009. The new loan has a two-year term and an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 1.50% (5.00% at September 30, 2009) and provides for a one-year extension through July 2012, at LIBOR plus 5.00%.

Overview – continued

2009 Financing Activities – continued:

On July 30, 2009, we completed an $82,500,000 refinancing of 2011 Crystal Drive, a 442,000 square foot office building located in Crystal City – Arlington, Virginia. The loan has a fixed interest rate of 7.30% and matures in August 2017, with two one-year extension options. We retained net proceeds of approximately $44,500,000 after repaying the existing loan and closing costs.

On August 11, 2009, we completed a $52,000,000 financing of 435 Seventh Avenue, Manhattan, a 43,000 square foot fully-leased retail property. This loan has a rate of LIBOR plus 3.00%, with a LIBOR floor of 2.00% (5.00% at September 30, 2009) and matures in August 2012, with two one-year extension option. The property was previously unencumbered.

On September 14, 2009, we completed a $50,000,000 additional financing of the Universal Buildings. The additional financing has a fixed interest rate of 8.0% and matures on the same date as the existing loans in April 2014.

On September 30, 2009, we completed a public offering of $460,000,000 principal amount of 7.875% callable senior unsecured 30-year notes due October 1, 2039. Interest on the notes is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, commencing January 1, 2010. The notes were sold to the public at par and may be redeemed at our option in whole or in part beginning October 1, 2014, at a price equal to the principal amount plus accrued and unpaid interest.  These notes are subject to substantively the same financial covenants as our previously issued senior unsecured notes. We retained net proceeds of approximately $446,000,000 from the offering, which will be used for general corporate purposes.

In October 2009, we repaid $400,000,000 of the amounts outstanding under our unsecured revolving credit facilities.

On November 2, 2009, we commenced a cash tender offer for any and all of our convertible senior debentures due to Vornado. Upon the terms and subject to the conditions of the tender offer, we are offering to purchase the convertible senior debentures due to Vornado at par, plus accrued and unpaid interest. The tender offer expires on December 1, 2009.

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

(Square feet in thousands)
	New York	Washington, DC		Merchandise Mart
As of September 30, 2009:	Office	Office	Retail	Office	Showroom
Square feet (in service)	16,167	18,156	22,096	2,447	6,319
Number of properties	28	81	164	8	8
Occupancy rate	96.0%	94.8%	91.6%	87.1%	88.9%

Leasing Activity:
Quarter Ended September 30, 2009:
Square feet	356	313	294	15	334
Initial rent per square foot (1)	$50.93	$39.30	$27.81	$45.66	$24.77
Weighted average lease terms (years)	7.8	5.0	11.4	3.4	4.0
Rent per square foot – relet space:
Square feet	324	257	93	15	334
Initial Rent – cash basis (1)	$50.59	$38.59	$11.02	$45.66	$24.77
Prior escalated rent – cash basis	$50.15	$33.93	$9.93	$38.80	$26.73
Percentage increase (decrease):
Cash basis	0.9%	13.7%	11.0%	17.7%	(7.3%	)
GAAP basis	8.3%	14.9%	17.7%	27.3%	(0.8%	)
Rent per square foot – vacant space:
Square feet	33	56	201	—	—
Initial rent (1)	$54.31	$42.55	$35.62	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$42.10	$7.88	$6.81	$54.93	$2.02
Per square foot per annum	$5.37	$1.58	$0.60	$16.16	$0.51
Percentage of initial rent	10.5%	4.0%	2.2%	35.4%	2.0%

Nine Months Ended September 30, 2009:
Square feet	924	1,382	888	15	778
Initial rent per square foot (1)	$52.29	$39.64	$20.73	$45.66	$25.58
Weighted average lease terms (years)	7.9	4.8	10.4	3.4	4.0
Rent per square foot – relet space:
Square feet	799	1,110	375	15	778
Initial Rent – cash basis (1)	$52.52	$39.11	$14.87	$45.66	$25.58
Prior escalated rent – cash basis	$50.03	$36.44	$13.96	$38.80	$26.88
Percentage increase (decrease):
Cash basis	5.0%	7.3%	6.5%	17.7%	(4.8%	)
GAAP basis	10.0%	11.4%	11.6%	27.3%	2.8%
Rent per square foot – vacant space:
Square feet	125	272	513	—	—
Initial rent (1)	$50.82	$41.80	$25.02	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$43.02	$14.11	$3.33	$54.93	$2.81
Per square foot per annum	$5.46	$2.94	$0.32	$16.16	$0.70
Percentage of initial rent	10.4%	7.4%	1.5%	35.4%	2.7%

__________________________

See notes on the following page

Overview - continued

(Square feet in thousands)
	New York	Washington, DC		Merchandise Mart
	Office	Office	Retail	Office	Showroom
As of June 30, 2009:
Square feet (in service)	16,154	18,073	21,925	2,430	6,336
Number of properties	28	81	164	8	8
Occupancy rate	96.1%	95.3%	91.3%	95.4%	90.2%

As of December 31, 2008:
Square feet (in service)	16,108	17,666	21,475	2,424	6,332
Number of properties	28	81	163	8	8
Occupancy rate	96.7%	95.0%	92.0%	96.5%	92.2%

As of September30, 2008:
Square feet (in service)	16,093	17,553	21,451	2,408	6,349
Number of properties	28	81	163	8	8
Occupancy rate	97.1%	95.7%	94.0%	96.5%	92.3%

_______________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Overview - continued

Recently Issued Accounting Literature

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into on or after January 1, 2009. The adoption of this guidance on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in partners’ capital in quarterly reporting periods.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock. The amended guidance became effective on January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued an update to ASC 260, Earnings Per Share. The amended guidance contained in ASC 260 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in ASC 260. The amended guidance became effective on January 1, 2009 and required all prior period earnings per Class A unit data presented, to be adjusted retroactively. The adoption of this guidance on January 1, 2009 did not have a material effect on our computation of income per Class A unit.

Overview - continued

Recently Issued Accounting Literature - continued

On January 1, 2009, we adopted the provisions of ASC 470-20, which was required to be applied retrospectively. The adoption affected the accounting for our convertible senior debentures due to Vornado and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures due to Vornado, $1 billion Convertible Senior Debentures due to Vornado and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time. The aggregate initial debt discount of $216,655,000 after original issuance costs allocated to the equity component was recorded in “General Partners’ Class A units” as a cumulative effect of change in accounting principle in our consolidated statement of changes in partners’ capital. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the three and nine months ended September 30, 2008 has been adjusted to include $9,600,000 and $28,300,000 of amortization. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 has been reflected as a cumulative effect of change in accounting principle in “earnings less than distributions” on our consolidated statement of changes in partners’ capital. Below is a summary of the financial statement effects of implementing the provisions of ASC 470-20 and related disclosures.

	Due to Vornado
	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per unit amounts) Balance Sheet:	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Principal amount of debt component	$1,204,359	$1,382,700	$888,219	$989,800	$499,982	$499,982
Unamortized discount	(72,664)	(106,415)	(29,959)	(44,342)	(17,107)	(21,726)
Carrying amount of debt component	$1,131,695	$1,276,285	$858,260	$945,458	$482,875	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per Class A unit, as adjusted	$157.18		$148.46		$87.17

Number of Class A units on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)

Pursuant to the provisions of ASC 470-20, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). Our convertible senior debentures due to Vornado require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units. Based on the September 30, 2009 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date. The number of Class A units on which the aggregate consideration to be delivered upon conversion is 7,662 and 5,983 Class A units, respectively.

Overview - continued

Recently Issued Accounting Literature - continued

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement:	2009	2008	2009	2008
$1.4 Billion Convertible Senior Debentures Due to Vornado:
Coupon interest	$8,693	$9,975	$28,204	$29,925
Discount amortization – original issue	1,203	1,307	3,836	3,869
Discount amortization – ASC 470-20 implementation	5,631	6,121	17,958	18,116
	$15,527	$17,403	$49,998	$51,910

$1 Billion Convertible Senior Debentures Due to Vornado:
Coupon interest	$8,102	$9,063	$25,929	$27,188
Discount amortization – original issue	908	962	2,846	2,848
Discount amortization – ASC 470-20 implementation	2,430	2,574	7,616	7,621
	$11,440	$12,599	$36,391	$37,657

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844	$14,585	$14,531
Discount amortization – original issue	369	350	1,091	1,035
Discount amortization – ASC 470-20 implementation	1,193	1,131	3,532	3,350
	$6,406	$6,325	$19,208	$18,916

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 5, 2009, the date our consolidated financial statements were available to be issued for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2009 and 2008

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the three months ended September 30, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended September 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$509,968	$189,896	$137,139	$91,286	$52,269	$—	$39,378
Straight-line rents:
Contractual rent increases	16,676	10,126	3,573	2,827	135	—	15
Amortization of free rent	4,682	(98)	2,760	1,963	19	—	38
Amortization of acquired below- market leases, net	18,728	10,710	1,069	4,826	30	—	2,093
Total rentals	550,054	210,634	144,541	100,902	52,453	—	41,524
Tenant expense reimbursements	89,530	36,360	14,892	32,121	3,661	—	2,496
Fee and other income:
Tenant cleaning revenue	14,514	20,661	—	—	—	—	(6,147)
Management and leasing fees	2,837	1,269	1,984	557	11	—	(984)
Lease termination fees	1,608	1,226	234	—	9	—	139
Other	12,676	3,182	4,979	648	3,461	—	406
Total revenues	671,219	273,332	166,630	134,228	59,595	—	37,434
Operating expenses	265,952	117,362	57,889	49,304	26,469	—	14,928
Depreciation and amortization	130,503	42,621	35,187	24,091	13,654	—	14,950
General and administrative	51,684	4,895	6,079	6,802	7,198	—	26,710
Total expenses	448,139	164,878	99,155	80,197	47,321	—	56,588
Operating income (loss)	223,080	108,454	67,475	54,031	12,274	—	(19,154)
Income applicable to Alexander’s	21,297	192	—	187	—	—	20,918
Income applicable to Toys	22,077	—	—	—	—	22,077	—
(Loss) income from partially owned entities	(18,784)	1,454	1,876	580	26	—	(22,720)
Interest and other investment income, net	20,486	190	254	10	12	—	20,020
Interest and debt expense	(158,205)	(33,644)	(32,454)	(22,315)	(13,088)	—	(56,704)
Net gains of early extinguishment of debt	3,407	—	—	—	—	—	3,407
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	4,432	—	—	—	—	—	4,432
Income (loss) before income taxes	117,790	76,646	37,151	32,493	(776)	22,077	(49,801)
Income tax expense	(5,267)	(585)	(44)	(39)	(847)	—	(3,752)
Income (loss) from continuing operations	112,523	76,061	37,107	32,454	(1,623)	22,077	(53,553)
Income from discontinued operations	43,321	—	41,992	1,329	—	—	—
Net income (loss)	155,844	76,061	79,099	33,783	(1,623)	22,077	(53,553)
Net (income) loss attributable to noncontrolling interests	(258)	(2,817)	—	15	—	—	2,544
Net income (loss) attributable to Vornado Realty L.P.	155,586	73,244	79,099	33,798	(1,623)	22,077	(51,009)
Interest and debt expense (2)	212,727	31,945	32,980	23,978	13,315	39,136	71,373
Depreciation and amortization(2)	178,436	41,101	37,116	25,029	13,772	34,357	27,061
Income tax (benefit) expense (2)	(30,479)	585	47	39	847	(36,122)	4,125
EBITDA(1)	$516,270	$146,875	$149,242	$82,844	$26,311	$59,448	$51,550

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 49.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2009 and 2008 - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$500,549	$181,758	$128,382	$85,664	$53,167	$—	$51,578
Straight-line rents:
Contractual rent increases	14,353	8,077	418	3,754	1,738	—	366
Amortization of free rent	8,070	3,649	2,925	1,539	(2)	—	(41)
Amortization of acquired below- market leases, net	24,526	14,807	1,089	7,491	26	—	1,113
Total rentals	547,498	208,291	132,814	98,448	54,929	—	53,016
Tenant expense reimbursements	97,815	40,632	14,601	33,286	5,294	—	4,002
Fee and other income:
Tenant cleaning revenue	13,627	17,751	—	—	—	—	(4,124)
Management and leasing fees	2,518	1,138	1,875	411	95	—	(1,001)
Lease termination fees	1,455	21	1,037	362	35	—	—
Other	13,155	3,626	5,701	1,873	2,676	—	(721)
Total revenues	676,068	271,459	156,028	134,380	63,029	—	51,172
Operating expenses	276,115	120,398	56,653	50,088	31,773	—	17,203
Depreciation and amortization	136,550	48,322	35,929	21,749	12,751	—	17,799
General and administrative	49,494	5,263	6,427	7,397	7,419	—	22,988
Impairment losses on development projects and costs of acquisition not consummated	5,000	—	—	—	—	—	5,000
Total expenses	467,159	173,983	99,009	79,234	51,943	—	62,990
Operating income (loss)	208,909	97,476	57,019	55,146	11,086	—	(11,818)
(Loss) income applicable to Alexander’s	(6,876)	189	—	191	—	—	(7,256)
Loss applicable to Toys	(8,141)	—	—	—	—	(8,141)	—
(Loss) income from partially owned entities	(3,099)	1,798	1,696	25	158	—	(6,776)
Interest and other investment income, net	9,638	542	507	92	49	—	8,448
Interest and debt expense	(157,646)	(34,647)	(31,323)	(21,445)	(13,150)	—	(57,081)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	5,160	—	—	—	—	—	5,160
Income (loss) before income taxes	47,945	65,358	27,899	34,009	(1,857)	(8,141)	(69,323)
Income tax expense	(5,244)	—	(699)	(5)	(814)	—	(3,726)
Income (loss) from continuing operations	42,701	65,358	27,200	34,004	(2,671)	(8,141)	(73,049)
Income (loss) from discontinued operations	846	—	(27)	873	—	—	—
Net income (loss)	43,547	65,358	27,173	34,877	(2,671)	(8,141)	(73,049)
Net loss (income) attributable to noncontrolling interests	466	(1,545)	—	30	—	—	1,981
Net income (loss) attributable to Vornado Realty L.P.	44,013	63,813	27,173	34,907	(2,671)	(8,141)	(71,068)
Interest and debt expense (2)	202,446	32,979	32,244	26,733	13,360	33,569	63,561
Depreciation and amortization(2)	179,574	46,113	37,222	23,488	12,885	35,155	24,711
Income tax (benefit) expense (2)	(5,063)	—	701	5	814	(10,944)	4,361
EBITDA(1)	$420,970	$142,905	$97,340	$85,133	$24,388	$49,639	$21,565

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

______________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2009 and 2008 - continued

Notes to preceding tabular information:

(1)

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” We consider EBITDA a supplemental measure for making decisions and assessing the un-levered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered as an alternative to net income or cash flows and may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended September 30,
	2009	2008
Alexander’s	$26,769	$68
555 California Street	10,090	12,296
Lexington	(1,863)	10,803
Hotel Pennsylvania	3,599	11,907
Industrial warehouses	1,219	1,361
Other investments	7,071	8,058
	46,885	44,493
Investment income and other, net	23,023	15,514
Corporate general and administrative expenses	(24,309)	(19,633)
Net loss attributable to noncontrolling interests	2,544	1,981
Net gains on early extinguishment of debt	3,407	—
Non-cash asset write-downs:
Marketable equity securities	—	(11,808)
Land held for development	—	(5,000)
Derivative positions in marketable equity securities	—	(3,982)
	$51,550	$21,565

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $671,219,000 for the quarter ended September 30, 2009, compared to $676,068,000 in the prior year’s quarter, a decrease of $4,849,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Property rentals:
Acquisitions (including the transfer of an asset from other to the retail segment)	$5,067	$—		$—	$2,449	$3,519		$(901)
Development/redevelopment	(944)	—		356	(1,300)	—		—
Amortization of acquired below-market leases, net	(5,798)	(4,097	) (1)	(20)	(2,665)	4		980
Operations:
Hotel Pennsylvania	(10,340)	—		—	—	—		(10,340	) (2)
Trade shows	(2,093)	—		—	—	(2,093	) (3)	—
Leasing activity (see page 42)	16,664	6,440		11,391	3,970	(3,906)		(1,231)
Increase (decrease) in property rentals	2,556	2,343		11,727	2,454	(2,476)		(11,492)

Tenant expense reimbursements:
Acquisitions/development	(2,065)	—		(103)	(1,625)	—		(337)
Operations	(6,220)	(4,272	) (4)	394	460	(1,633	) (4)	(1,169)
(Decrease) increase in tenant expense reimbursements	(8,285)	(4,272)		291	(1,165)	(1,633)		(1,506)

Fee and other income:
Lease cancellation fee income	153	1,205		(803)	(362)	(26)		139
Management and leasing fees	319	131		109	146	(84)		17
BMS cleaning revenue	887	2,910		—	—	—		(2,023)
Other	(479)	(444)		(722)	(1,225)	785		1,127
Increase (decrease) in fee and other income	880	3,802		(1,416)	(1,441)	675		(740)
Total (decrease) increase in revenues	$(4,849)	$1,873		$10,602	$(152)	$(3,434)		$(13,738)

______________________________

(1)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $3,000 in the prior year’s quarter.

(2)	Primarily due to lower REVPAR.

(3)	Primarily due to lower trade show revenues.

(4)	Primarily due to a decrease in utility reimbursements as a result of lower utility costs.

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $448,139,000 for the quarter ended September 30, 2009, compared to $467,159,000 in the prior year’s quarter, a decrease of $19,020,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

(Decrease) increase due to:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Operating:
Acquisitions and other (including the transfer of an asset from other to the retail segment)	$3,896	$—		$—	$1,600	$2,506		$(210)
Development/redevelopment	(415)	—		991	(1,406)	—		—
Hotel activity	(1,902)	—		—	—	—		(1,902)
Trade shows activity	(1,081)	—		—	—	(1,081)		—
Operations	(10,661)	(3,036	) (1)	245	(978)	(6,729	) (2)	(163)
(Decrease) increase in operating expenses	(10,163)	(3,036)		1,236	(784)	(5,304)		(2,275)

Depreciation and amortization:
Acquisitions/development	(1,270)	—		(1,499)	755	—		(526)
Operations (due to additions to buildings and improvements)	(4,777)	(5,701	) (3)	757	1,587	903		(2,323)
(Decrease) increase in depreciation and amortization	(6,047)	(5,701)		(742)	2,342	903		(2,849)

General and administrative:
Deferred compensation plan liability – mark-to-market of plan assets	8,197	—		—	—	—		8,197
Operations	(6,007)	(368)		(348)	(595)	(221)		(4,475	) (4)
Increase (decrease) in general and administrative	2,190	(368)		(348)	(595)	(221)		3,722
Costs of acquisitions not consummated	(5,000)	—		—	—	—		(5,000)
Total (decrease) increase in expenses	$(19,020)	$(9,105)		$146	$963	$(4,622)		$(6,402)

______________________________

(1)	Primarily due to lower utility costs.

(2)	Primarily due to lower bad debt reserves and utility and marketing costs.

(3)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $4,000 in the prior year’s quarter.

(4)	Primarily due to lower payroll and stock-based compensation expense.

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008 (continued)

Income (Loss) Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income and management, leasing, and development fees) was $21,297,000 for the three months ended September 30, 2009, compared to a net loss of $6,876,000 for the prior year’s quarter, an increase of $28,173,000. This increase was primarily due to income of $13,668,000 for our share of an income tax benefit in the current year’s quarter, compared to $14,557,000 of expense for our share of stock appreciation rights compensation expense in the prior year’s quarter.

Income (Loss) Applicable to Toys

During the quarter ended September 30, 2009, we recognized $22,077,000 of income from our investment in Toys, comprised of (i) $20,137,000 for our 32.7% share of Toys’ net income (a net loss of $15,985,000 before our share of Toys’ income tax benefit, for its quarter ended August 1, 2009) and (ii) $1,940,000 of interest and other income.

During the quarter ended September 30, 2008, we recognized a net loss of $8,141,000 from our investment in Toys, comprised of (i) $10,107,000 for our 32.7% share of Toys’ net loss ($21,051,000 before our share of Toys’ income tax benefit, for its quarter ended August 2, 2008), partially offset by (ii) $1,966,000 of interest and other income.

Loss from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the three months ended September 30, 2009 and 2008.

	For The Three Months Ended September 30,
(Amounts in thousands)	2009	2008

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net loss (1)	$(15,054)	$(6,040)

India real estate ventures – 4% to 36.5% share of equity in net loss	(465)	(835)

Other, net (2)	(3,265)	3,776
	$(18,784)	$(3,099)

________________________

(1)

The three months ended September 30, 2009 includes $14,541 for our share of non-cash impairment losses recorded by Lexington related to its investment in Concord Debt Holdings LLC. The three months ended September 30, 2008 includes a $7,175 non-cash impairment loss on our investment in Lexington.

(2)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP, 85 10th Avenue and others.

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008 (continued)

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of interest income on mezzanine loans receivable, other interest income and dividend income) was $20,486,000 for the three months ended September 30, 2009, compared to $9,638,000 in the prior year’s quarter, an increase of $10,848,000. This increase resulted from:

(Amounts in thousands)
Marketable equity securities – impairment losses in prior year’s quarter	$11,808
Increase in the mark-to-market of investments in our deferred compensation plan (for which there is a corresponding increase in general and administrative expense)	8,197
Lower average yield on investments (0.3% in this quarter compared to 2.3% in the prior year’s quarter)	(6,479)
Lower average mezzanine loan investments - $268,000 in this quarter, compared to $468,000 in the prior year’s quarter	(4,122)
Derivative positions in marketable equity securities – loss in prior year’s quarter	3,982
Other, net (primarily a reduction in dividend income)	(2,538)
$10,848

Interest and Debt Expense

Interest and debt expense was $158,205,000 in the three months ended September 30, 2009, compared to $157,646,000 in the prior year’s quarter, an increase of $559,000. This increase resulted primarily from (i) lower capitalized interest of $12,332,000, (ii) $2,568,000 of interest on new borrowings and refinancings and (iii) $1,220,000 of interest on additional borrowings under our revolving credit facilities, partially offset by (iv) $7,855,000 as a result of the purchase of a portion of our corporate senior unsecured debt and (v) $7,747,000 due to a decrease in weight average interest rates.

Net Gains on Early Extinguishment of Debt

Net gains on early extinguishment of debt of $3,407,000 for the three months ended September 30, 2009 resulted from purchases of certain of our convertible senior debentures.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $4,432,000 in the three months ended September 30, 2009, compared to $5,160,000 in the prior year’s quarter and was primarily comprised of net gains on sale of marketable securities.

Income Tax Expense

Income tax expense for the three months ended September 30, 2009 was $5,267,000, compared to $5,244,000 in the prior year’s quarter.

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008 (continued)

Income from Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2009 was $43,321,000, compared to $846,000 for the prior year’s quarter. The three months ended September 30, 2009 includes a $41,211,000 net gain on the sale of 1999 K Street, which was sold on September 1, 2009.

Preferred Unit Distributions

Preferred unit distributions were $19,222,000 for the three months ended September 30, 2009, compared to $19,082,000 for the prior year’s quarter.

Results of Operations – Three Months Ended September 30, 2009 Compared to September 30, 2008 (continued)

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods. Same store EBITDA excludes segment-level overhead expenses that are not considered property-level expenses, as well as other non-operating items. We present same store EBITDA on both a GAAP basis and a cash basis, which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are the same store EBITDA results on a GAAP basis and cash basis for each of our segments for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended September 30, 2009	$146,875	$149,242	$82,844	$26,311
Add-back: non-property level overhead expenses included above	4,895	6,079	6,802	7,198
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(2,107)	(42,323)	(5,765)	(3,529)
GAAP basis same store EBITDA for the three months ended September 30, 2009	149,663	112,998	83,881	29,980
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,488)	(5,545)	(8,202)	(184)
Cash basis same store EBITDA for the three months ended September 30, 2009	$133,175	$107,453	$75,679	$29,796

EBITDA for the three months ended September 30, 2008	$142,905	$97,340	$85,133	$24,388
Add-back: non-property level overhead expenses included above	5,263	6,427	7,397	7,419
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(738)	(1,003)	(10,259)	—
GAAP basis same store EBITDA for the three months ended September 30, 2008	147,430	102,764	82,271	31,807
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(22,292)	(3,942)	(10,312)	(1,762)
Cash basis same store EBITDA for the three months ended September 30, 2008	$125,138	$98,822	$71,959	$30,045

Increase (decrease) in GAAP basis same store EBITDA for the three months ended September 30, 2009 over the three months ended September 30, 2008	$2,233	$10,234	$1,610	$(1,827)

Increase (decrease) in Cash basis same store EBITDA for the three months ended September 30, 2009 over the three months ended September 30, 2008	$8,037	$8,631	$3,720	$(249)

% increase (decrease) in GAAP basis same store EBITDA	1.5%	10.0%	2.0%	(5.7% )

% increase (decrease) in Cash basis same store EBITDA	6.4%	8.7%	5.2%	(0.8% )

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2009 and 2008

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the nine months ended September 30, 2009 and 2008.

(Amounts in thousands)	For the Nine Months Ended September 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,529,747	$568,884	$399,937	$268,519	$176,224	$—	$116,183
Straight-line rents:
Contractual rent increases	43,469	24,315	9,348	8,442	1,406	—	(42)
Amortization of free rent	24,871	2,209	9,829	12,380	312	—	141
Amortization of acquired below- market leases, net	56,270	30,518	3,117	18,362	71	—	4,202
Total rentals	1,654,357	625,926	422,231	307,703	178,013	—	120,484
Tenant expense reimbursements	270,934	103,609	47,936	99,337	13,492	—	6,560
Fee and other income:
Tenant cleaning revenue	43,372	58,917	—	—	—	—	(15,545)
Management and leasing fees	8,255	3,363	5,936	1,248	25	—	(2,317)
Lease termination fees	4,356	1,524	1,916	100	677	—	139
Other	42,301	9,923	15,129	2,296	6,324	—	8,629
Total revenues	2,023,575	803,262	493,148	410,684	198,531	—	117,950
Operating expenses	814,561	340,552	169,379	155,503	100,134	—	48,993
Depreciation and amortization	398,845	129,884	105,096	75,881	40,800	—	47,184
General and administrative	180,381	18,588	20,548	24,946	25,092	—	91,207
Total expenses	1,393,787	489,024	295,023	256,330	166,026	—	187,384
Operating income (loss)	629,788	314,238	198,125	154,354	32,505	—	(69,434)
Income applicable to Alexander’s	46,044	577	—	598	—	—	44,869
Income applicable to Toys	118,897	—	—	—	—	118,897	—
(Loss) income from partially owned entities	(49,124)	3,908	5,504	2,566	186	—	(61,288)
Interest and other investment (loss) income, net	(63,608)	712	573	63	83	—	(65,039)
Interest and debt expense	(475,028)	(100,118)	(94,408)	(67,093)	(38,888)	—	(174,521)
Net gains of early extinguishment of debt	26,996	—	—	769	—	—	26,227
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	4,432	—	—	—	—	—	4,432
Income (loss) before income taxes	238,397	219,317	109,794	91,257	(6,114)	118,897	(294,754)
Income tax expense	(15,773)	(845)	(1,232)	(316)	(1,755)	—	(11,625)
Income (loss) from continuing operations	222,624	218,472	108,562	90,941	(7,869)	118,897	(306,379)
Income from discontinued operations	49,276	—	46,004	3,272	—	—	—
Net income (loss)	271,900	218,472	154,566	94,213	(7,869)	118,897	(306,379)
Net loss (income) attributable to noncontrolling interests	3,442	(6,438)	—	630	—	—	9,250
Net income (loss) attributable to Vornado Realty L.P.	275,342	212,034	154,566	94,843	(7,869)	118,897	(297,129)
Interest and debt expense (2)	612,416	95,058	96,818	71,496	39,563	89,897	219,584
Depreciation and amortization(2)	539,554	125,831	110,263	78,724	41,203	101,368	82,165
Income tax expense (2)	23,804	845	1,242	316	1,820	7,335	12,246
EBITDA(1)	$1,451,116	$433,768	$362,889	$245,379	$74,717	$317,497	$16,866

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 58.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2009 and 2008 - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,501,146	$539,254	$377,867	$257,500	$179,606	$—	$146,919
Straight-line rents:
Contractual rent increases	45,570	20,860	6,861	12,713	4,531	—	605
Amortization of free rent	17,460	8,106	5,759	319	2,662	—	614
Amortization of acquired below- market leases, net	73,655	45,548	3,305	20,016	84	—	4,702
Total rentals	1,637,831	613,768	393,792	290,548	186,883	—	152,840
Tenant expense reimbursements	269,646	103,230	44,608	97,968	14,715	—	9,125
Fee and other income:
Tenant cleaning revenue	41,431	53,415	—	—	—	—	(11,984)
Management and leasing fees	10,326	5,035	6,983	974	306	—	(2,972)
Lease termination fees	4,469	2,050	1,037	1,027	355	—	—
Other	33,830	11,876	14,802	2,014	5,749	—	(611)
Total revenues	1,997,533	789,374	461,222	392,531	208,008	—	146,398
Operating expenses	793,391	333,845	161,183	144,165	102,747	—	51,451
Depreciation and amortization	397,807	143,549	104,899	63,140	38,324	—	47,895
General and administrative	149,164	14,906	18,824	23,104	21,921	—	70,409
Impairment losses on development projects and costs of acquisition not consummated	8,009	—	—	—	—	—	8,009
Total expenses	1,348,371	492,300	284,906	230,409	162,992	—	177,764
Operating income (loss)	649,162	297,074	176,316	162,122	45,016	—	(31,366)
Income applicable to Alexander’s	16,404	568	—	529	—	—	15,307
Income applicable to Toys	41,510	—	—	—	—	41,510	—
(Loss) income from partially owned entities	(29,167)	3,843	4,548	9,889	978	—	(48,425)
Interest and other investment income, net	47,535	1,965	1,737	422	221	—	43,190
Interest and debt expense	(474,862)	(104,032)	(94,085)	(63,981)	(39,190)	—	(173,574)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	8,546	—	—	—	—	—	8,546
Income (loss) before income taxes	259,128	199,418	88,516	108,981	7,025	41,510	(186,322)
Income tax benefit (expense)	207,170	—	220,916	(7)	(1,205)	—	(12,534)
Income (loss) from continuing operations	466,298	199,418	309,432	108,974	5,820	41,510	(198,856)
Income from discontinued operations	172,814	—	59,072	1,830	—	—	111,912
Net income (loss)	639,112	199,418	368,504	110,804	5,820	41,510	(86,944)
Net loss (income) attributable to noncontrolling interests	2,709	(3,366)	—	104	—	—	5,971
Net income (loss) attributable to Vornado Realty L.P.	641,821	196,052	368,504	110,908	5,820	41,510	(80,973)
Interest and debt expense (2)	621,367	98,810	96,958	76,492	39,823	108,970	200,314
Depreciation and amortization(2)	531,252	136,738	110,334	67,456	38,711	103,291	74,722
Income tax (benefit) expense (2)	(121,844)	—	(220,911)	7	1,205	82,778	15,077
EBITDA(1)	$1,672,596	$431,600	$354,885	$254,863	$85,559	$336,549	$209,140

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

______________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2009 and 2008 - continued

Notes to preceding tabular information:

(1)

EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.” We consider EBITDA a supplemental measure for making decisions and assessing the un-levered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA should not be considered as an alternative to net income or cash flows and may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Nine Months Ended September 30,
	2009	2008
Alexander’s	$65,229	$37,180
555 California Street	31,885	35,554
Lexington	15,129	29,271
Hotel Pennsylvania	7,823	29,772
Industrial warehouses	3,902	4,025
Other investments	1,904 (1)	6,211
	125,872	142,013
Corporate general and administrative expenses	(62,757)	(62,101)
Investment income and other, net	61,214	72,592
Write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009	(20,202)	—
Net gains on early extinguishment of debt	26,227	—
Net loss attributable to noncontrolling interests	9,250	5,971
Non-cash asset (write-downs) reversal:
Mezzanine loans receivable	(122,738)	10,300
Marketable equity securities	—	(20,881)
Real estate development projects:
Partially owned entities	—	(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—	(8,009)
Derivative positions in marketable equity securities	—	(25,812)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—	129,267
	$16,866	$209,140

________________________

(1)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above market-leases, and fee income, were $2,023,575,000 for the nine months ended September 30, 2009, compared to $1,997,533,000 in the prior year’s nine months, an increase of $26,042,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Property rentals:
Acquisitions (including the transfer of an asset from other to the retail segment)	$9,973	$—		$—	$7,821	$4,732		$(2,580)
Development/redevelopment	(987)	—		356	(1,343)	—		—
Amortization of acquired below-market leases, net	(17,385)	(15,030	) (1)	(188)	(1,654)	(13)		(500)
Operations:
Hotel Pennsylvania	(26,400)	—		—	—	—		(26,400	) (2)
Trade shows	(9,012)	—		—	—	(9,012	) (3)	—
Leasing activity (see page 42)	60,337	27,188		28,271	12,331	(4,577)		(2,876)
Increase (decrease) in property rentals	16,526	12,158		28,439	17,155	(8,870)		(32,356)

Tenant expense reimbursements:
Acquisitions/development	(1,508)	—		(103)	(660)	—		(745)
Operations	2,796	379	(4)	3,431	2,029	(1,223)		(1,820)
Increase (decrease) in tenant expense reimbursements	1,288	379		3,328	1,369	(1,223)		(2,565)

Fee and other income:
Lease cancellation fee income	(113)	(526)		879	(927)	322		139
Management and leasing fees	(2,071)	(1,672)		(1,047)	274	(281)		655
BMS cleaning revenue	1,941	5,502		—	—	—		(3,561)
Other	8,471	(1,953)		327	282	575		9,240	(5)
Increase (decrease) in fee and other income	8,228	1,351		159	(371)	616		6,473
Total increase (decrease) in revenues	$26,042	$13,888		$31,926	$18,153	$(9,477)		$(28,448)

______________________________

(1)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $9,000 in the prior year’s nine months.

(2)	Primarily due to lower REVPAR.

(3)	Primarily due to lower trade show revenues.

(4)	Primarily due to a decrease in real estate tax reimbursements as a result of new tenant base years.

(5)	Includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,393,787,000 for the nine months ended September 30, 2009, compared to $1,348,371,000 in the prior year’s nine months, an increase of $45,416,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Operating:
Acquisitions and other (including the transfer of an asset from other to the retail segment)	$11,015	$—		$—	$5,197	$5,034	$784
Development/redevelopment	2,781	—		1,001	1,780	—	—
Hotel activity	(4,496)	—		—	—	—	(4,496)
Trade shows activity	(4,214)	—		—	—	(4,214)	—
Operations	16,084	6,707		7,195	4,361	(3,433)	1,254
Increase (decrease) in operating expenses	21,170	6,707		8,196	11,338	(2,613)	(2,458)

Depreciation and amortization:
Acquisitions/development	(876)	—		(6,305)	7,064	—	(1,635)
Operations (due to additions to buildings and improvements)	1,914	(13,665	) (1)	6,502	5,677	2,476	924
Increase (decrease) in depreciation and amortization	1,038	(13,665)		197	12,741	2,476	(711)

General and administrative:
Write-off of unamortized costs from the voluntary surrender of equity awards (2)	32,588	3,451		3,131	4,793	1,011	20,202
Deferred compensation plan liability - mark-to-market of plan assets	9,209	—		—	—	—	9,209
Operations	(10,580)	231		(1,407)	(2,951)	2,160 (3)	(8,613	) (4)
Increase in general and administrative	31,217	3,682		1,724	1,842	3,171	20,798
Costs of acquisitions not consummated	(8,009)	—		—	—		(8,009)
Total increase (decrease) in expenses	$45,416	$(3,276)		$10,117	$25,921	$3,034	$9,620

______________________________

(1)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $12,000 in the prior year’s nine months.

(2)

On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards. Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(3)	Primarily due to pension termination costs of $2,800.

(4)	Primarily due to lower payroll and stock-based compensation expense.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income and management, leasing, and development fees) was $46,044,000 for the nine months ended September 30, 2009, compared to $16,404,000 for the prior year’s nine months, an increase of $29,640,000. This increase was primarily due to income of $13,668,000 for our share of an income tax benefit and $11,105,000 for our share of the reversal of accrued stock appreciation rights compensation expense in the current period, compared to $7,605,000 for our share of stock appreciation rights compensation expense in the prior year’s period.

Income Applicable to Toys

During the nine months ended September 30, 2009, we recognized $118,897,000 of income from our investment in Toys, comprised of (i) $99,210,000 for our 32.7% share of Toys’ net income ($106,545,000 before our share of Toys’ income tax expense), (ii) $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $5,741,000 of interest and other income.

During the nine months ended September 30, 2008, we recognized $41,510,000 of income from our investment in Toys, comprised of (i) $50,450,000 for our 32.7% share of Toys’ net income ($133,228,000 before our share of Toys’ income tax expense) and (ii) $5,960,000 of interest and other income, partially offset by (iii) $14,900,000 for our share of a non-cash charge adjusting Toys purchase accounting basis income tax expense resulting from the audit of Toys fiscal 2006 and 2007 purchase accounting financial statements.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the nine months ended September 30, 2009 and 2008.

(Amounts in thousands)	For The Nine Months Ended September 30,
	2009		2008

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net loss (1)	$(24,969)		$(4,153)

India real estate ventures – 4% to 36.5% share of equity in net loss	(1,386)		(1,863)

Other, net (2)	(22,769	)(3)	(23,151	)(4)
	$(49,124)		$(29,167)

________________________

(1)

The nine months ended September 30, 2009 includes $19,121 for our share of impairment losses recorded by Lexington related to its investment in Concord Debt Holdings LLC. The nine months ended September 30, 2008 includes a $7,175 non-cash impairment loss on our investment in Lexington.

(2)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP, 85 10th Avenue and others.

(3)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

(4)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’pre-development costs.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of interest income on mezzanine loans receivable, loss reserves on mezzanine loans receivable, other interest income and dividend income) was a loss of $63,608,000 in the nine months ended September 30, 2009, compared to income of $47,535,000 in the prior year’s nine months, a decrease of $111,143,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loans – $122,738 loss accrual in the current year’s nine months, compared to $10,300 of income from the reversal of a loan loss accrual in the prior year’s nine months	$(133,038)
Derivative positions in marketable equity securities – loss in prior year’s nine months	25,812
Lower average yield on investments (0.4% in the current year’s nine months, compared to 2.6% in the prior year’s nine months)	(17,080)
Marketable equity securities – impairment losses in the prior year’s nine months	20,881
Increase in the mark-to-market of investments in our deferred compensation plan (for which there is a corresponding increase in general and administrative expenses)	9,209
Lower average mezzanine loan investments - $403,000 in the current year’s nine months, compared to $482,000 in the prior year’s nine months	(7,291)
Other, net (primarily a reduction in dividend income)	(9,636)
$(111,143)

Interest and Debt Expense

Interest and debt expense was $475,028,000 in the nine months ended September 30, 2009, compared to $474,862,000 in the prior year’s nine months, an increase of $166,000. This increase resulted primarily from lower capitalized interest of $31,878,000 and $2,833,000 of interest on refinancings, partially offset by $21,797,000 due to a decrease in weighted average interest rates and $12,809,000 as a result of the purchase of a portion of our corporate senior unsecured debt.

Net Gains on Early Extinguishment of Debt

Net gains on early extinguishment of debt was $26,996,000 for the nine months ended September 30, 2009 and resulted primarily from purchases of certain of our convertible senior debentures and senior unsecured notes.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $4,432,000 in the nine months ended September 30, 2009, compared to $8,546,000 in the prior year’s nine months and was primarily comprised of net gains on sale of marketable securities.

Income Tax (Expense) Benefit

In the nine months ended September 30, 2009, we had an income tax expense of $15,773,000, compared to an income tax benefit of $207,170,000 for the prior year’s nine months, an increase in expense of $222,943,000. This increase resulted primarily from a $222,174,000 reversal of deferred tax liabilities in the first quarter of 2008. These deferred taxes were initially recorded in connection with our acquisition of H Street and were reversed as a result of completing all of the actions necessary to enable the entities to which these deferred taxes related to, elect REIT status effective for the tax year beginning on January 1, 2008.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Income from Discontinued Operations

Income from discontinued operations for the nine months ended September 30, 2009 was $49,276,000, compared to $172,814,000 for the nine months ended September 30, 2008. The nine months ended September 30, 2009 includes a $41,211,000 net gain on the sale of 1999 K Street, which was sold on September 1, 2009. The nine months ended September 30, 2008 includes net gains on sale of Americold Realty Trust, which was sold on March 31, 2008 for a $112,690,000 net gain and Tysons Dulles Plaza, which was sold on September 10, 2008 for a $56,831,000 net gain.

Preferred Unit Distributions

Preferred unit distributions were $57,647,000 for the nine months ended September 30, 2009, compared to $57,393,000 for the prior year’s nine months.

Results of Operations – Nine Months Ended September 30, 2009 Compared to September 30, 2008 - continued

Same Store EBITDA

Below are the same store EBITDA results on a GAAP basis and cash basis for each of our segments for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the nine months ended September 30, 2009	$433,768	$362,889	$245,379	$74,717
Add-back: non-property level overhead expenses included above (1)	18,588	20,548	24,946	25,092
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(2,714)	(50,254)	(12,320)	(3,826)
GAAP basis same store EBITDA for the nine months ended September 30, 2009	449,642	333,183	258,005	95,983
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(48,863)	(20,688)	(32,048)	(1,907)
Cash basis same store EBITDA for the nine months ended September 30, 2009	$400,779	$312,495	$225,957	$94,076

EBITDA for the nine months ended September 30, 2008	$431,600	$354,885	$254,863	$85,559
Add-back: non-property level overhead expenses included above	14,906	18,824	23,104	21,921
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(4,387)	(61,760)	(28,859)	945
GAAP basis same store EBITDA for the nine months ended September 30, 2008	442,119	311,949	249,108	108,425
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(63,086)	(14,766)	(27,253)	(7,867)
Cash basis same store EBITDA for the nine months ended September 30, 2008	$379,033	$297,183	$221,855	$100,558

Increase (decrease) in GAAP basis same store EBITDA for the nine months ended September 30, 2009 over the nine months ended September 30, 2008	$7,523	$21,234	$8,897	$(12,442)

Increase (decrease) in Cash basis same store EBITDA for the nine months ended September 30, 2009 over the nine months ended September 30, 2008	$21,746	$15,312	$4,102	$(6,482)

% increase (decrease) in GAAP basis same store EBITDA	1.7%	6.8%	3.6%	(11.5% )

% increase (decrease) in Cash basis same store EBITDA	5.7%	5.2%	1.8%	(6.4% )

________________________

(1) Includes the write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009, of $3,451, $3,131, $4,793 and $1,011, respectively.

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2009 vs. Three Months Ended June 30, 2009

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2009, compared to the three months ended June 30, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended September 30, 2009	$146,875	$149,242	$82,844	$26,311
Add-back: non-property level overhead expenses included above	4,895	6,079	6,802	7,198
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(1,994)	(42,323)	(5,207)	(3,529)
GAAP basis same store EBITDA for the three months ended September 30, 2009	149,776	112,998	84,439	29,980
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,601)	(5,545)	(8,760)	(184)
Cash basis same store EBITDA for the three months ended September 30, 2009	$133,175	$107,453	$75,679	$29,796

EBITDA for the three months ended June 30, 2009 (1)	$147,774	$110,269	$80,883	$26,969
Add-back: non-property level overhead expenses included above	4,531	5,560	6,393	6,930
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(360)	(4,091)	(6,216)	549
GAAP basis same store EBITDA for the three months ended June 30, 2009	151,945	111,738	81,060	34,448
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(15,908)	(7,224)	(8,231)	(935)
Cash basis same store EBITDA for the three months ended June 30, 2009	$136,037	$104,514	$72,829	$33,513

(Decrease) increase in GAAP basis same store EBITDA for the three months ended September 30, 2009 over the three months ended June 30, 2009	$(2,169)	$1,260	$3,379	$(4,468)

(Decrease) increase in Cash basis same store EBITDA for the three months ended September 30, 2009 over the three months ended June 30, 2009	$(2,862)	$2,939	$2,580	$(3,717)

% (decrease) increase in GAAP basis same store EBITDA	(1.4% )	1.1%	4.2%	(13.0% )

% (decrease) increase in Cash basis same store EBITDA	(2.1% )	2.8%	3.9%	(11.1% )

________________________

(1)	Below is a reconciliation of our net income (loss) to EBITDA for the three months ended June 30, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
Net income (loss) attributable to Vornado Realty L.P. for the three months ended June 30, 2009	$73,870	$41,367	$26,688	$(769)
Interest and debt expense	31,675	32,237	24,459	13,190
Depreciation and amortization	41,969	35,904	29,625	13,883
Income tax expense	260	761	111	665
EBITDA for the three months ended June 30, 2009	$147,774	$110,269	$80,883	$26,969

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

Our consolidated outstanding debt was $12,728,012,000 at September 30, 2009, a $290,089,000 increase from the balance at December 31, 2008. This increase resulted primarily from the issuance of $460,000,000 of 7.875% senior unsecured notes on September 30, 2009 which are due October 2039. As of September 30, 2009 and December 31, 2008, $648,250,000 and $358,468,000, respectively, was outstanding under our revolving credit facilities. During the remainder of 2009 and 2010, $84,810,000 and $899,067,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,012,310,000 at September 30, 2009, a $184,275,000 decrease from the balance at December 31, 2008. This resulted primarily from a decrease in our share of Toys “R” Us outstanding debt.

Cash Flows for the Nine Months Ended September 30, 2009

Our cash and cash equivalents were $2,560,011,000 at September 30, 2009, a $1,033,158,000 increase over the balance at December 31, 2008. This increase resulted from $489,487,000 of net cash provided by operating activities and $621,471,000 of net cash provided by financing activities, partially offset by $77,800,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our unitholders, as well as acquisition and development costs.

Cash flows provided by operating activities of $489,487,000 was primarily comprised of (i) net income of $271,900,000, adjusted for $276,376,000 of non-cash adjustments, including depreciation and amortization expense, mezzanine loan loss accruals, the effect of straight-lining of rental income, equity in net income of partially owned entities and amortization of below market leases, net of above market leases, (ii) distributions of income from partially owned entities of $21,484,000 partially offset by (iii) the net change in operating assets and liabilities of $80,273,000.

Net cash used in investing activities of $77,800,000 was primarily comprised of (i) development and redevelopment expenditures of $384,655,000, (ii) investments in partially owned entities of $28,738,000, (iii) additions to real estate of $145,981,000, partially offset by, (iv) proceeds from the sale of real estate of $291,652,000, (v) $81,195,000 of restricted cash (vi) proceeds from the sale of marketable securities of $59,873,000 and (vii) $46,339,000 received from mezzanine loan receivables repayments.

Net cash provided by financing activities of $621,471,000 was primarily comprised of (i) $710,226,000 of proceeds from the issuance of Class A units in April 2009, (ii) proceeds from borrowings of $1,208,204,000, partially offset by, (iii) repayments of borrowings of $996,218,000, (iv) distributions to Vornado of $194,087,000, (v) distributions to preferred unitholders of $42,809,000 (vi) distributions to redeemable security-holders of $30,291,000 and (vi) the purchase of outstanding Series G Preferred Units of $24,330,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2009.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$29,744	$11,804	$12,013	$1,953	$3,974	$—
Non-recurring	13,433	5,181	644	—	—	7,608
Total	43,177	16,985	12,657	1,953	3,974	7,608
Tenant improvements:
Recurring	43,976	25,571	14,518	946	2,941	—
Non-recurring	6,227	4,503	—	—	—	1,724
Total	50,203	30,074	14,518	946	2,941	1,724
Leasing commissions:
Recurring	14,435	8,289	5,339	732	75	—
Non-recurring	2,045	1,659	—	34	—	352
Total	16,480	9,948	5,339	766	75	352
Tenant improvements and leasing commissions:
Per square foot	$16.36	$43.02	$14.11	$3.33	$3.80	$—
Per square foot per annum	$2.48	$5.46	$2.94	$0.32	$0.95	$—
Percentage of initial rent	6.9%	10.4%	7.4%	1.5%	3.7%	—

Total capital expenditures and leasing commissions (accrual basis)	$109,860	$57,007	$32,514	$3,665	$6,990	$9,684
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	97,888	53,067	33,515	4,134	4,693	2,479
Expenditures to be made in future periods for the current period	(51,661)	(32,103)	(15,515)	(1,164)	(1,280)	(1,599)
Total capital expenditures and leasing commissions (cash basis)	$156,087	$77,971	$50,514	$6,635	$10,403	$10,564

Development and Redevelopment Expenditures:
West End 25	$50,975	$—	$50,975	$—	$—	$—
Bergen Town Center	49,323	—	—	49,323	—	—
Wasserman Venture	38,238	—	—	—	—	38,238
220 20th Street	36,468	—	36,468	—	—	—
1999 K Street (sold in September 2009)	31,874	—	31,874	—	—	—
Manhattan Mall	20,144	—	—	20,144	—	—
North Bergen, New Jersey	19,495	—	—	19,495	—	—
Poughkeepsie, New York	17,446	—	—	17,446	—	—
Garfield, New Jersey	15,404	—	—	15,404	—	—
2101 L Street	12,865	—	12,865	—	—	—
Other	92,423	11,814	20,490	39,569	5,636	14,914
	$384,655	$11,814	$152,672	$161,381	$5,636	$53,152

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Cash Flows for the Nine Months Ended September 30, 2008

Cash and cash equivalents were $1,529,012,000 at September 30, 2008, a $374,417,000 increase over the balance at December 31, 2007. This increase resulted from $647,609,000 of net cash provided by operating activities, partially offset by $138,563,000 of net cash used in investing activities and $134,629,000 of net cash used in financing activities. Property rental income represents our primary source of net cash provided by operating activities.

Cash flows provided by operating activities of $647,609,000 was comprised of (i) net income of $639,112,000, (ii) distributions of income from partially owned entities of $12,021,000, and (iii) the net change in operating assets and liabilities of $17,129,000, partially offset by, $20,653,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities,

Net cash used in investing activities of $138,563,000 was primarily comprised of (i) development and redevelopment expenditures of $413,947,000, (ii) investments in partially owned entities of $115,250,000, (iii) additions to real estate of $158,434,000, (iv) acquisitions of real estate and related investments of $36,566,000, (v) restricted cash (primarily mortgage escrows) of $22,674,000, (vi) purchases of marketable equity securities of $8,035,000 and (vii) investments in mezzanine loans receivable of $7,397,000, partially offset by, (viii) proceeds from the sale of real estate (primarily Americold and Tysons Dulles Plaza) of $352,511,000, (ix) distributions of capital from partially owned entities of $182,090,000, (x) proceeds received from repayments on mezzanine loans receivable of $52,032,000 and (xi) proceeds from the sale marketable securities of $47,723,000.

Net cash used in financing activities of $134,629,000 was primarily comprised of (i) repayments of borrowings of $1,043,734,000, (ii) distributions to Vornado of $415,169,000, (iii) distributions to redeemable security-holders of $65,925,000 and (iv) distributions to preferred unitholders of $42,841,000, partially offset by, (v) proceeds from borrowings of $1,424,458,000 and (vi) proceeds received from exercise of unit options of $21,981,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$33,988	$15,114	$6,993	$1,517	$8,702	$1,662
Non-recurring	9,950	3,034	2,069	—	—	4,847
Total	43,938	18,148	9,062	1,517	8,702	6,509
Tenant improvements:
Recurring	54,958	20,035	22,896	4,417	7,610	—
Non-recurring	14,084	6,822	—	285	6,846	131
Total	69,042	26,857	22,896	4,702	14,456	131
Leasing Commissions:
Recurring	21,688	15,015	5,130	1,003	540	—
Non-recurring	8,423	5,909	—	112	2,221	181
Total	30,111	20,924	5,130	1,115	2,761	181
Tenant improvements and leasing commissions:
Per square foot	$22.60	$46.81	$16.27	$9.95	$19.57	$—
Per square foot per annum	$2.92	$5.09	$2.14	$1.31	$3.03	$—
Percentage of initial rent	6.8%	7.1%	5.6%	4.1%	11.0%	—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$143,091	$65,929	$37,088	$7,334	$25,919	$6,821
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	98,319	53,997	14,430	6,440	20,306	3,146
Expenditures to be made in future periods for the current period	(60,484)	(29,135)	(20,127)	(5,817)	(5,274)	(131)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$180,926	$90,791	$31,391	$7,957	$40,951	$9,836

Development and Redevelopment Expenditures:
Bergen Town Center	$93,685	$—	$—	$93,685	$—	$—
Wasserman Venture	51,405	—	—	—	—	51,405
1999 K Street (Sold in September 2009)	32,837	—	32,837	—	—	—
40 East 66th Street	28,634	—	—	—	—	28,634
220 Central Park South	26,538	—	—	—	—	26,538
220 20th Street	25,627	—	25,627	—	—	—
Manhattan Mall	22,493	—	—	22,493	—	—
West End 25	16,852	—	16,852	—	—	—
2101 L Street	11,987	—	11,987	—	—	—
Springfield Mall	9,749	—	—	9,749	—	—
North Bergen, New Jersey	7,267	—	—	7,267	—	—
Green Acres Mall	3,632	—	—	3,632	—	—
Other	83,241	19,045	15,861	33,365	5,023	9,947
	$413,947	$19,045	$103,164	$170,191	$5,023	$116,524

LIQUIDITY AND CAPITAL RESOURCES - continued

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $2.0 billion of per occurrence all risk property insurance coverage in effect through February 15, 2011. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

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

Other Contractual Obligations

At September 30, 2009, there were $39,282,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and our senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and our senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $201,550,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

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

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at September 30, 2009			As at December 31, 2008
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$2,486,814	1.64%	$24,868	$2,002,381	2.71%
Fixed rate	10,241,198	5.89%	—	10,435,542	5.76%
	$12,728,012	5.06%	$24,868	$12,437,923	5.27%
Pro rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$326,053	2.57%	$3,260	$282,752	3.63%
Variable rate – Toys	712,947	3.31%	7,129	819,512	3.68%
Fixed rate (including $1,072,461, and $1,012,560 of Toys’ debt in 2009 and 2008)	1,973,310	7.17%	—	2,094,321	6.51%
	$3,012,310	5.76%	$10,389	$3,196,585	5.53%

Total change in annual net income			$35,257
Per Class A unit-diluted			$0.19

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2009, variable rate debt with an aggregate principal amount of $514,000,000 and a weighted average interest rate of 2.50% was subject to LIBOR caps. These caps are based on a notional amount of $514,000,000 and cap LIBOR at a weighted average rate of 5.39%. As of September 30, 2009, we have investments in mezzanine loans with an aggregate carrying amount of $269,976,000 that are based on variable interest rates that partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of September 30, 2009, the carrying amount of our debt exceeds its aggregate fair value by approximately $476,826,000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: Management of Vornado, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. Discovery is now complete and we anticipate that a trial date will be set for some time in 2010. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump filed an additional appeal of the 2006, 2007 and 2009 decisions. Mr. Trump’s appeals were denied on all grounds on June 30, 2009. Thereafter, Mr. Trump moved to reargue the appellate decisions but later withdrew the motion. On July 24, 2009 Mr. Trump moved for leave to appeal the June 30, 2009 decision to the New York Court of Appeals, which was denied on October 27, 2009. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 6, 2009	By:	/s/ Joseph Macnow

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