Form 10-Q
period 2010-03-31
VORNADO REALTY LP
filed 2010-05-07
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except unit amounts) ASSETS	March 31, 2010	December 31, 2009
Real estate, at cost:
Land	$4,610,165	$4,606,065
Buildings and improvements	13,003,703	12,902,086
Development costs and construction in progress	244,486	313,310
Leasehold improvements and equipment	129,600	128,056
Total	17,987,954	17,949,517
Less accumulated depreciation and amortization	(2,597,709)	(2,494,441)
Real estate, net	15,390,245	15,455,076
Cash and cash equivalents	788,940	535,479
Short-term investments	15,000	40,000
Restricted cash	307,849	293,950
Marketable securities	413,954	380,652
Accounts receivable, net of allowance for doubtful accounts of $50,797 and $46,708	159,805	157,325
Investments in partially owned entities, including Alexander’s of $197,181 and $193,174	839,476	799,832
Investment in Toys “R” Us	517,497	409,453
Mezzanine loans receivable, net of allowance of $185,738 and $190,738	126,777	203,286
Receivable arising from the straight-lining of rents, net of allowance of $5,108 and $4,680	701,733	681,526
Deferred leasing and financing costs, net of accumulated amortization of $201,565 and $183,224	326,743	311,825
Due from officers	13,182	13,150
Other assets	818,492	903,918
	$20,419,693	$20,185,472
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$8,432,533	$8,445,766
Senior unsecured notes	1,224,790	711,716
Exchangeable senior debentures	486,061	484,457
Convertible senior debentures due to Vornado	447,261	445,458
Revolving credit facility debt	500,217	852,218
Accounts payable and accrued expenses	491,464	475,242
Deferred credit	671,366	682,384
Deferred compensation plan	84,028	80,443
Deferred tax liabilities	17,789	17,842
Other liabilities	100,057	88,912
Total liabilities	12,455,566	12,284,438
Commitments and contingencies
Redeemable partnership units:
Class A units – 14,080,613 and 13,892,313 units outstanding	1,065,902	971,628
Series D cumulative redeemable preferred units – 10,953,847 and 11,200,000 units outstanding	273,846	280,000
Total redeemable partnership units	1,339,748	1,251,628
Equity:
Partners’ capital	7,708,325	7,791,911
Earnings less than distributions	(1,520,690)	(1,577,591)
Accumulated other comprehensive income	29,953	28,449
Total Vornado Realty L.P. equity	6,217,588	6,242,769
Noncontrolling interests in consolidated subsidiaries	406,791	406,637
Total equity	6,624,379	6,649,406
	$20,419,693	$20,185,472

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For The Three Months Ended March 31,
	2010	2009
REVENUES:
Property rentals	$560,950	$549,787
Tenant expense reimbursements	92,921	98,029
Fee and other income	42,460	30,750
Total revenues	696,331	678,566
EXPENSES:
Operating	279,055	278,898
Depreciation and amortization	135,824	131,656
General and administrative	48,730	79,065
Litigation loss accrual	10,056	—
Total expenses	473,665	489,619
Operating income	222,666	188,947
Income applicable to Alexander’s	6,460	18,133
Income applicable to Toys “R” Us	125,870	97,147
Income (loss) from partially owned entities	4,884	(7,543)
Interest and other investment income, net	14,708	14,059
Interest and debt expense (including amortization of deferred financing costs of $4,426 and $4,049)	(139,735)	(157,760)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,305	—
Net gain on early extinguishment of debt	—	5,905
Income before income taxes	238,158	158,888
Income tax expense	(5,614)	(5,049)
Income from continuing operations	232,544	153,839
Income from discontinued operations	—	2,592
Net income	232,544	156,431
Net (income) loss attributable to noncontrolling interests	(213)	500
Net income attributable to Vornado Realty L.P.	232,331	156,931
Preferred unit distributions	(16,831)	(19,206)
NET INCOME attributable to Class A unitholders	$215,500	$137,725

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.10	$0.79
Income from discontinued operations	—	0.02
Net income per Class A unit	$1.10	$0.81
Weighted average units	194,286	169,546

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.09	$0.78
Income from discontinued operations	—	0.02
Net income per Class A unit	$1.09	$0.80
Weighted average units	196,935	171,823

DISTRIBUTIONS PER CLASS A UNIT	$0.65	$0.95

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

						Accumulated Other Comprehensive Income (Loss)
(Amounts in thousands)	Preferred Units		Class A Units owned by Vornado		Earnings Less Than Distributions		Non-controlling Interests	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2008	33,954	$823,807	155,286	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	—	—	—	—	140,110	—	(500)	139,610
Distributions to Vornado	—	—	2,761	88,563	(147,678)	—	—	(59,115)
Distributions to preferred unitholders	—	—	—	—	(14,269)	—	—	(14,269)
Conversion of Series A preferred units to Class A units	(2)	(90)	3	90	—	—	—	—
Deferred compensation units	—	—	—	23,290	—	—	—	23,290
Class A units issued to Vornado:
Upon redemption of redeemable partnership units	—	—	221	10,946	—	—	—	10,946
Under Vornado employees’ share option plan	—	—	7	491	(435)	—	—	56
Change in unrealized net gain or loss on securities available-for-sale	—	—	—	—	—	(39,305)	—	(39,305)
Voluntary surrender of equity awards on March 31, 2009	—	—	—	13,722	—	—	—	13,722
Adjustments to redeemable Class A units	—	—	—	271,856	—	—	—	271,856
Other	—	—	—	(113)	5	(593)	37	(664)
Balance, March 31, 2009	33,952	$823,717	158,278	$6,441,016	$(1,069,607)	$(46,797)	$412,450	$6,560,779

Balance, December 31, 2009	33,952	$823,686	181,214	$6,968,225	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	—	—	—	—	214,552	—	213	214,765
Distributions to Vornado	—	—	—	—	(117,958)	—	—	(117,958)
Distributions to preferred unitholders	—	—	—	—	(14,267)	—	—	(14,267)
Conversion of Series A preferred units to Class A units	(2)	(137)	4	137	—	—	—	—
Deferred compensation units	—	—	17	1,646	—	—	—	1,646
Class A units issued to Vornado:
Upon redemption of redeemable partnership units	—	—	268	18,128	—	—	—	18,128
Under Vornado employees’ share option plan	—	—	405	557	(25,428)	—	—	(24,871)
Under Vornado’s dividend reinvestment plan	—	—	6	390	—	—	—	390
Change in unrealized net gain on securities available-for-sale	—	—	—	—	—	17,588	—	17,588
Our share of partially owned entities OCI adjustments	—	—	—	—	—	(15,688)	—	(15,688)
Adjustments to redeemable Class A units	—	—	—	(104,247)	—	—	—	(104,247)
Other	—	—	—	(60)	2	(396)	(59)	(513)
Balance, March 31, 2010	33,950	$823,549	181,914	$6,884,776	$(1,520,690)	$29,953	$406,791	$6,624,379

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Cash Flows from Operating Activities:
Net income	$232,544	$156,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	140,250	136,178
Equity in income of partially owned entities, including Alexander’s and Toys “R” Us	(130,812)	(107,737)
Straight‑lining of rental income	(20,922)	(27,138)
Amortization of below market leases, net	(15,907)	(17,982)
Litigation loss accrual	10,056	—
Distributions of income from partially owned entities	7,123	8,381
Net gain resulting from Lexington Realty Trust’s March 2010 stock issuance	(5,998)	—
Net gain on dispositions of assets other than depreciable real estate	(3,305)	—
Other non-cash adjustments	1,848	19,522
Net gain on early extinguishment of debt	—	(5,905)
Write-off of unamortized costs from the voluntary surrender of equity awards	—	32,588
Changes in operating assets and liabilities:
Accounts receivable, net	(2,480)	7,469
Accounts payable and accrued expenses	26,137	14,887
Other assets	37,391	(40,320)
Other liabilities	12,123	(6,562)
Net cash provided by operating activities	288,048	169,812
Cash Flows from Investing Activities:
Proceeds received from repayment of mezzanine loans receivable	101,839	3,593
Proceeds from sales of real estate and related investments	38,879	20,858
Development costs and construction in progress	(37,598)	(132,529)
Investments in partially owned entities	(36,741)	(9,582)
Additions to real estate	(30,247)	(38,916)
Investments in mezzanine loans receivable and other	(28,873)	—
Proceeds from maturing short-term investments	25,000	—
Purchases of marketable securities	(13,917)	(9,882)
Restricted cash	(13,899)	(27,298)
Distributions of capital from partially owned entities	7,617	7,504
Deposits in connection with real estate acquisitions	(5,003)	(9)
Proceeds from sales of, and return of investment in, marketable securities	285	7,835
Net cash provided by (used in) investing activities	7,342	(178,426)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Three Months Ended March 31,
	2010	2009
Cash Flows from Financing Activities:
Proceeds from borrowings	660,335	353,856
Repayments of borrowings	(525,246)	(138,291)
Distributions to Vornado	(117,958)	(59,115)
Repurchase of Class A units related to stock compensation arrangements and related tax withholdings	(24,360)	(32)
Distributions to preferred unitholders	(14,267)	(14,269)
Distributions to redeemable security holders	(13,082)	(10,514)
Redemption of redeemable partnership units	(4,000)	(24,330)
Debt issuance costs	(3,351)	(94)
Net cash (used in) provided by financing activities	(41,929)	107,211
Net increase in cash and cash equivalents	253,461	98,597
Cash and cash equivalents at beginning of period	535,479	1,526,853
Cash and cash equivalents at end of period	$788,940	$1,625,450

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $614 and $4,569)	$121,573	$132,208
Cash payments for income taxes	$1,701	$1,150

Non‑Cash Transactions:
Adjustments to redeemable Class A units	$(104,247)	$271,856
Issuance of Class A units upon redemption of redeemable partnership units	18,128	10,946
Distributions to Vornado paid in Class A units	—	88,563
Distributions to redeemable security holders paid in Class A units	—	8,213
Unrealized net gain (loss) on securities available for sale	17,588	(39,305)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 92.4% of the common limited partnership interest in the Operating Partnership at March 31, 2010.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.     Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Operating Partnership and its consolidated partially owned entities.  All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Reports on Form 10-K for the year ended December 31, 2009, as filed with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

3.      Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The retrospective application of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.       Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2010, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of March 31, 2010, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	January 30, 2010	October 31, 2009
Assets	$11,770,000	$12,589,000
Liabilities	10,138,000	11,198,000
Noncontrolling interests	32,000	112,000
Toys “R” Us, Inc. equity	1,600,000	1,279,000

	For the Three Months Ended
Income Statement:	January 30, 2010	January 31, 2009
Total revenue	$5,857,000	$5,461,000
Net income attributable to Toys	379,000	291,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2010, we own 32.4% of the outstanding common stock of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of March 31, 2010, Alexander’s owed us $58,660,000 in fees under these agreements.

Based on Alexander’s March 31, 2010 closing share price of $299.13, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s is $494,781,000, or $297,600,000 in excess of the March 31, 2010 carrying amount on our consolidated balance sheet.  As of March 31, 2010, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $60,226,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to their real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2010	December 30, 2009
Assets	$1,696,000	$1,704,000
Liabilities	1,366,000	1,389,000
Noncontrolling interests	2,000	2,000
Shareholders’ equity	328,000	313,000
	For the Three Months Ended
Income Statement:	March 31, 2010	March 31, 2009
Total revenue	$59,000	$53,000
Net income attributable to Alexander’s	15,000	46,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.       Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of March 31, 2010, we own 18,468,969 Lexington common shares, or approximately 13.9% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s March 31, 2010 closing share price of $6.51, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $120,233,000, or $60,833,000 in excess of the March 31, 2010 carrying amount on our consolidated balance sheet.  As of March 31, 2010, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $63,000,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges we recognized during 2008.  The remainder of the basis difference related to purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to their carrying amounts in Lexington’s consolidated financial statements.  We are amortizing the basis difference related to the buildings into earnings as an adjustment to depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2009	September 30, 2009
Assets	$3,580,000	$3,702,000
Liabilities	2,283,000	2,344,000
Noncontrolling interests	89,000	94,000
Shareholders’ equity	1,208,000	1,264,000

	For the Three Months Ended
Income Statement:	December 31, 2009	December 31, 2008
Total revenue	$90,000	$99,000
Net loss attributable to Lexington	(46,000)	(14,000)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.       Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

(Amounts in thousands)	Balance as of
Investments:	March 31, 2010	December 31, 2009
Toys	$517,497	$409,453

Alexander’s	$197,181	$193,174
Partially owned office buildings	159,566	158,444
India real estate ventures	125,529	93,322
Lexington	59,400	55,106
Other equity method investments	297,800	299,786
	$839,476	$799,832

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2010	2009
Toys:
32.7% share of:
Equity in net income, before income taxes	$173,550	$148,385
Income tax expense	(49,710)	(53,091)
Equity in net income	123,840	95,294
Interest and other income	2,030	1,853
	$125,870	$97,147
Alexander’s:
32.4% share of:
Equity in net income before stock appreciation rights	$3,777	$3,855
Reversal of stock appreciation rights compensation expense	—	11,105
Equity in net income	3,777	14,960
Management and leasing fees	2,078	1,893
Development fees	605	1,280
	$6,460	$18,133

Lexington – 13.9% share in 2010 and 16.1% share in 2009 of equity in net income (loss)	$6,045 (1)	$(3,039)

India real estate ventures – 4% to 36.5% share of equity in net income (loss)	1,651	(137)

Other, net (2)	(2,812)	(4,367)
	$4,884	$(7,543)

_________________________

(1)     Includes a $5,998 net gain resulting from Lexington’s March 2010 stock issuance.

(2)     Represents equity in net income (loss) of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Investments in Partially Owned Entities - continued

Below is a summary of the debt of our partially owned entities as of March 31, 2010 and December 31, 2009, none of which is recourse to us.

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	March 31, 2010	December 31, 2009
Toys (32.7% interest) (as of January 30, 2010 and October 31, 2009, respectively):
10.75% senior unsecured notes, due 2017 (Face value – $950,000)	$926,444	$925,931
8.50% senior unsecured notes, due 2017 (Face value $725,000)	714,849	—
$2.0 billion credit facility, due 2012, LIBOR plus 1.00% – 4.25%	—	418,777
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.50% at March 31, 2010)	798,079	797,911
Senior U.K. real estate facility, due 2013, with interest at 5.02%	561,872	578,982
7.625% bonds, due 2011 (Face value – $500,000)	491,902	490,613
7.875% senior notes, due 2013 (Face value – $400,000)	382,469	381,293
7.375% senior notes, due 2018 (Face value – $400,000)	340,082	338,989
4.51% Spanish real estate facility, due 2013	179,835	191,436
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.25% at March 31, 2010)	180,492	180,456
Japan bank loans, due 2011 – 2014, 1.20% – 2.85%	172,489	172,902
6.84% Junior U.K. real estate facility, due 2013	98,719	101,861
4.51% French real estate facility, due 2013	86,755	92,353
8.750% debentures, due 2021 (Face value – $22,000)	21,030	21,022
Mortgage loan, due 2010, LIBOR plus 1.30%	—	800,000
Japan borrowings, due 2010 – 2011	—	168,720
European and Australian asset-based revolving credit facility, due 2012, LIBOR/EURIBOR plus 4.00%	—	102,760
Other	148,030	136,206
	5,103,047	5,900,212
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	360,170	362,989
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.45% at March 31, 2010)	272,302	266,411
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after December 2010)	154,651	183,319
Rego Park mortgage note payable, due in March 2012 (prepayable without penalty)	78,246	78,246
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,253,369	1,278,965
Lexington (13.9% interest) (as of December 31, 2009 and September 30, 2009, respectively) Mortgage loans collateralized by the trust’s real estate, due from 2010 to 2037, with a weighted average interest rate of 5.67% at December 31, 2009 (various prepayment terms)	2,077,849	2,132,253

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Investments in Partially Owned Entities - continued

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	March 31, 2010	December 31, 2009
Partially owned office buildings:
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due 2011, with a weighted average interest rate of 5.84% at March 31, 2010 (various prepayment terms)	$140,989	$141,547
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% (3.00% at March 31, 2010) with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	85,249
330 Madison Avenue (25% interest) $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% (1.75% at March 31, 2010)	150,000	150,000
Fairfax Square (20% interest) mortgage note payable, due in December 2014, with interest at 7.00% (prepayable without penalty after July 2014)	72,321	72,500
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.25% at March 31, 2010)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in February 2014, with interest at 4.94% (prepayable without penalty)	23,165	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	20,670	20,773
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2010 to 2022, with a weighted average interest rate of 13.54% at March 31, 2010 (various prepayment terms)	184,488	178,553
India Property Fund L.P. (36.5% interest) revolving credit facility, repaid upon maturity in March 2010	—	77,000
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00% - 3.50% (2.47% at March 31, 2010)	206,500	183,742
Verde Realty Operating Partnership (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2010 to 2025, with a weighted average interest rate of 5.89% at March 31, 2010 (various prepayment terms)	607,474	607,089
Green Courte Real Estate Partners, LLC (8.3% interest) (as of December 31, 2009 and September 30, 2009), mortgage notes payable, collateralized by the partnerships’ real estate, due from 2010 to 2018, with a weighted average interest rate of 5.29% at March 31, 2010 (various prepayment terms)	302,927	304,481
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2013, LIBOR plus 4.00% (4.25% at March 31, 2010)	132,008	132,570
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,614	14,657
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,072	10,101
Other	430,979	425,717

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,822,363,000 and $3,149,640,000 as of March 31, 2010 and December 31, 2009, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Marketable Securities

The carrying amount of marketable securities on our consolidated balance sheets and their corresponding fair values at March 31, 2010 and December 31, 2009 are as follows:

	As of March 31, 2010		As of December 31, 2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable equity securities	$111,023	$111,023	$79,925	$79,925
Debt securities held-to-maturity	302,931	324,946	300,727	319,393
	$413,954	$435,969	$380,652	$399,318

At March 31, 2010, aggregate unrealized gains and losses were $30,177,000 and $922,000, respectively.  At December 31, 2009, aggregate unrealized gains and losses were $13,026,000 and $1,223,000, respectively.

6.       Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of March 31, 2010 and December 31, 2009.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	March 31, 2010	March 31, 2010		December 31, 2009
Riley HoldCo Corp.	02/15	10.00%	$74,437		$74,437
Tharaldson Lodging Companies	04/11	4.47%	73,839		74,701
280 Park Avenue	06/16	10.25%	72,282		73,750
Equinox	(1)	(1)	—	(1)	97,968
Other, net	11/11-8/15	1.35% - 8.95%	91,957		73,168
			312,515		394,024
Valuation allowance (2)			(185,738)		(190,738)
			$126,777		$203,286

_____________________

(1)       In January 2010, Equinox pre-paid the entire balance of this loan which was scheduled to mature in February 2013.  We received $99,314, including accrued interest, for our 50% interest in the loan which we acquired in 2006 for $57,500.

(2)       Represents loan loss accruals on certain mezzanine loans based on our estimate of the net realizable value of each loan.  Our estimates are based on the present value of expected cash flows, discounted at each loan’s effective interest rate, or if a loan is collateralized, based on the fair value of the underlying collateral, adjusted for estimated costs to sell.  The excess of the carrying amount over the net realizable value of a loan is recognized as a reduction of “interest and other investment income, net” in our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.       Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of March 31, 2010 and December 31, 2009.

	Balance as of
(Amounts in thousands)	March 31, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$755,075	$755,467
Accumulated amortization	(330,693)	(312,957)
Net	$424,382	$442,510
Identified intangible liabilities (included in deferred credit):
Gross amount	$942,917	$942,968
Accumulated amortization	(327,505)	(309,476)
Net	$615,412	$633,492

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $15,907,000 and $17,982,000 for the three months ended March 31, 2010 and 2009, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$58,723
2012	54,430
2013	46,496
2014	40,537
2015	37,686

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $14,914,000 and $15,786,000 for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$51,775
2012	46,446
2013	38,957
2014	20,149
2015	15,043

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases resulted in an increase to rent expense of $509,000 and $533,000 for the three months ended March 31, 2010 and 2009, respectively.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$2,157
2012	2,157
2013	2,157
2014	2,157
2015	2,157

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.       Debt

The following is a summary of our debt:

(Amounts in thousands)			Balance at
Notes and mortgages payable:	Maturity (1)	Interest Rate at March 31, 2010	March 31, 2010	December 31, 2009
Fixed rate:
New York Office:
1290 avenue of the Americas	01/13	5.97%	$431,976	$434,643
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	281,182	282,492
909 Third Avenue	04/15	5.64%	209,735	210,660
Eleven Penn Plaza	12/11	5.20%	202,211	203,198

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	112,872	113,267
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
1101 17th, 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	85,392	85,910
1550 and 1750 Crystal Drive	11/14	7.08%	81,235	81,822
Universal Buildings	04/14	6.35%	105,746	106,630
1235 Clark Street	07/12	6.75%	53,011	53,252
2231 Crystal Drive	08/13	7.08%	48,004	48,533
1750 Pennsylvania Avenue	06/12	7.26%	45,685	45,877
241 18th Street	10/10	6.82%	45,345	45,609
2011 Crystal Drive	08/17	7.30%	82,046	82,178
1225 Clark Street	08/13	7.08%	28,714	28,925
1800, 1851 and 1901 South Bell Street	12/11	6.91%	17,104	19,338

Retail:
Springfield Mall (including present value of purchase option) (2)	10/12-04/13	5.45%	242,031	242,583
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.33%	91,997	92,601
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	58,923	59,304
Other (3)	12/10-05/36	4.75%-12.40%	155,955	156,709

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex (4)	09/16	10.35%	217,136	217,815
Boston Design Center	09/15	5.02%	69,378	69,667
Washington Design Center	11/11	6.95%	44,042	44,247

Other:
555 California Street	05/10-09/11	5.94%	664,750	664,117
Industrial Warehouses	10/11	6.95%	24,731	24,813
Total fixed interest notes and mortgages payable		6.01%	$6,625,023	$6,640,012

___________________

See notes on page 18.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.       Debt - continued

(Amounts in thousands)				Balance at
Notes and mortgages payable:	Maturity (1)	Spread over LIBOR	Interest Rate at March 31, 2010	March 31, 2010	December 31, 2009
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.78%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.65%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.45%	150,000	150,000
Courthouse Plaza One and Two	01/15	L+75	0.98%	63,666	65,133
220 20th Street (construction loan)	01/11	L+115	1.40%	79,472	75,629
West End 25 (construction loan)	02/11	L+130	1.55%	90,330	85,735
River House Apartments	04/18	(5)	1.60%	64,000	64,000
Retail:
Green Acres Mall	02/13	L+140	1.65%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.75%	261,903	261,903
Beverly Connection (6)	07/12	L+350(6)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.50%	75,000	75,000
435 Seventh Avenue (7)	08/14	L+300(7)	5.00%	52,000	52,000
Other	11/12	L+375	3.98%	22,987	22,758
Other:
220 Central Park South	11/10	L+235 – L+245	2.61%	123,750	123,750
Other (8)	5/10(8) – 11/11	Various	1.73% - 2.75%	112,424	117,868
Total variable interest notes and mortgages payable			1.95%	1,807,510	1,805,754
Total notes and mortgages payable			5.14%	$8,432,533	$8,445,766

Senior unsecured notes:
Senior unsecured notes due 2015 (9)	04/15		4.25%	$499,172	$—
Senior unsecured notes due 2039 (10)	10/39		7.88%	460,000	446,134
Senior unsecured notes due 2010	12/10		4.75%	148,267	148,240
Senior unsecured notes due 2011	02/11		5.60%	117,351	117,342
Total senior unsecured notes			5.80%	$1,224,790	$711,716

3.88% exchangeable senior debentures due 2025 (see page 19)	04/12		5.32%	$486,061	$484,457

Convertible senior debentures due to Vornado: (see page 19)
2.85% due 2027	04/12		5.45%	$21,380	$21,251
3.63% due 2026	11/11		5.32%	425,881	424,207
Total convertible senior debentures due to Vornado			5.33%	$447,261	$445,458

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.76%	$250,217	$427,218
$.965 billion unsecured revolving credit facility ($30,652 reserved for outstanding letters of credit)	06/11	L+55	0.76%	250,000	425,000
Total unsecured revolving credit facilities			0.76%	$500,217	$852,218

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

(2)          In the fourth quarter of 2009, we requested that the Springfield Mall mortgage loan with a principal balance of $164,251 be placed with the special servicer.  In March 2010, we received notice from the special servicer that the loan was in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(3)          In March 2010, we requested that the mortgage loan on a California retail property with a principal balance of $17,540 be placed with the special servicer.  We have not made debt service payments since March and are in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(4)          In March 2010, we requested that the High Point Complex mortgage loan be placed with the special servicer.  We have not made debt service payments since March and are in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(5)          This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(6)          This loan has a LIBOR floor of 1.50%.

(7)          This loan has a LIBOR floor of 2.00%.

(8)          In April 2010, we extended the maturity date of a $59,000 construction loan to May 7, 2010 and are in negotiations to further extend this loan.  We are also in negotiations to extend or refinance a loan with an outstanding balance of $36,000, which matured on October 29, 2009.

(9)          On March 26, 2010, we completed a public offering of $500,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2010.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.  We retained net proceeds of approximately $496,000.

(10)       These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.  In the quarter ended March 31, 2010, $13,866 of deferred financing costs were reclassified to “deferred leasing and financing costs” on our consolidated balance sheet.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Debt - continued

Pursuant to the provisions of ASC 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	Due to Vornado
(Amounts in thousands, except per unit amounts)	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
Balance Sheet:	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Principal amount of debt component	$22,479	$22,479	$437,297	$437,297	$499,982	$499,982
Unamortized discount	(1,099)	(1,228)	(11,416)	(13,090)	(13,921)	(15,525)
Carrying amount of debt component	$21,380	$21,251	$425,881	$424,207	$486,061	$484,457
Carrying amount of equity component	$2,104	$2,104	$23,457	$23,457	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per Class A unit, as adjusted	$157.18		$148.46		$87.17
Number of Class A units on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)     Pursuant to the provisions of ASC 470-20, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value).  Our convertible senior debentures due to Vornado require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units.  Based on the March 31, 2010 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date.  The number of Class A units on which the aggregate consideration that would be delivered upon conversion is 143 and 2,946 Class A units, respectively.

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statement:	2010	2009
$1.4 Billion Convertible Senior Debentures due to Vornado:
Coupon interest	$160	$9,852
Discount amortization – original issue	23	1,325
Discount amortization – ASC 470-20 implementation	106	6,206
	$289	$17,383

$1 Billion Convertible Senior Debentures due to Vornado:
Coupon interest	$3,963	$8,970
Discount amortization – original issue	455	976
Discount amortization – ASC 470-20 implementation	1,219	2,614
	$5,637	$12,560

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844
Discount amortization – original issue	379	358
Discount amortization – ASC 470-20 implementation	1,225	1,160
	$6,448	$6,362

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.       Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent units held by third parties and are comprised of Class A units not owned by Vornado and Series D-10, D-11, D‑12, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units.  Redeemable partnership units on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2008	$1,177,978
Net income	16,821
Distributions	(18,733)
Redemption of Class A units, at redemption value	(10,946)
Adjustment to carry Class A redeemable units at redemption value	(271,856)
Other, net	14,045
Balance at March 31, 2009	$907,309

Balance at December 31, 2009	$1,251,628
Net income	17,779
Distributions	(13,082)
Redemption of Class A units, at redemption value	(18,128)
Adjustment to carry Class A redeemable units at redemption value	104,247
Redemption of Series D-12 units	(4,000)
Other, net	1,304
Balance at March 31, 2010	$1,339,748

As of March 31, 2010 and December 31, 2009, the aggregate redemption value of redeemable Class A units not owned by Vornado was $1,065,902,000 and $971,628,000, respectively.

Redeemable partnership units exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $60,925,000 and $60,271,000 as of March 31, 2010 and December 31, 2009, respectively.

On March 5, 2010, we redeemed 246,153 Series D-12 cumulative redeemable preferred units for $16.25 per unit in cash, or $4,000,000 in the aggregate.  In connection therewith, we recognized a $2,154,000 net gain which is included as a component of “preferred unit distributions,” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.      Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, there can be no assurance that the fair values we present herein are indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist primarily of (i) marketable equity securities, (ii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iii) short-term investments (CDARS classified as available-for-sale) and (iv) mandatorily redeemable instruments (Series G convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at March 31, 2010 and December 31, 2009, respectively.

		As of March 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$111,023	$111,023	$—	$—
Deferred compensation plan assets (included in other assets)	84,028	40,765	—	43,263
Short-term investments	15,000	15,000	—	—
Total assets	$210,051	$166,788	$—	$43,263
Mandatorily redeemable instruments (included in other liabilities)	$60,925	$60,925	$—	$—

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$79,925	$79,925	$—	$—
Deferred compensation plan assets (included in other assets)	80,443	40,854	—	39,589
Short-term investments	40,000	40,000	—	—
Total assets	$200,368	$160,779	$—	$39,589
Mandatorily redeemable instruments (included in other liabilities)	$60,271	$60,271	$—	$—

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships.  The following is a summary of changes in these assets for the three months ended March 31, 2010.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the three months ended March 31, 2010	$39,589	$1,108	$2,566	$43,263

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.  Fair Value Measurements - continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mezzanine loans receivable	$126,777	$118,164	$203,286	$192,612
Debt:
Notes and mortgages payable	$8,432,533	$7,950,328	$8,445,766	$7,858,873
Senior unsecured notes	1,224,790	1,235,080	711,716	718,302
Exchangeable senior debentures	486,061	546,855	484,457	547,480
Convertible senior debentures due to Vornado	447,261	463,574	445,458	461,275
Revolving credit facility debt	500,217	500,217	852,218	852,218
	$11,090,862	$10,696,054	$10,939,615	$10,438,148

11.  Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended March 31, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Total revenues	$—	$3,448
Total expenses	—	856
Income from discontinued operations	$—	$2,592

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.    Stock-based Compensation

Vornado’s Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three months ended March 31, 2010 and 2009 consists of Vornado stock option awards, Vornado restricted stock awards, restricted unit awards and out-performance plan awards.  In the three months ended March 31, 2010 and 2009, we recognized $6,477,000 and $10,249,000 of stock-based compensation expense, respectively.

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

13.    Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Tenant cleaning fees	$13,652	$14,294
Management and leasing fees	9,140	2,401
Lease termination fees	6,435	1,624
Other income	13,233	12,431
	$42,460	$30,750

Fee and other income above includes management fee income from Interstate Properties, a related party, of $200,000 and $198,000 for the three months ended March 31, 2010 and 2009, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 4 – Investments in Partially Owned Entities).

14.  Interest and Other Investment Income, net

The following table sets forth the details of our interest and other investment income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Dividends and interest on marketable securities	$7,245	$6,418
Interest on mezzanine loans	2,715	10,324
Mark-to-market of investments in our deferred compensation plan (1)	2,763	(5,794)
Other, net	1,985	3,111
	$14,708	$14,059

__________________________

(1)      This income (loss) is entirely offset by the expense (income) resulting from the mark-to-market of the deferred compensation plan liability, which is included in “general and administrative” expense.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.    Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which utilizes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and potentially dilutive Class A unit equivalents. Potentially dilutive Class A unit equivalents include our Series A convertible preferred units, employee unit options, restricted units and exchangeable senior debentures due 2025.

(Amounts in thousands, except per unit amounts)	For The Three Months Ended March 31,
	2010	2009
Numerator:
Income from continuing operations	$232,544	$153,839
Income from discontinued operations	—	2,592
Net income	232,544	156,431
Net income attributable to noncontrolling interests	(213)	500
Net income attributable to Vornado Realty L.P.	232,331	156,931
Preferred unit distributions	(16,831)	(19,206)
Net income attributable to Class A unitholders	215,500	137,725
Earnings allocated to unvested participating securities	(1,288)	(1,149)
Numerator for basic income per Class A unit	214,212	136,576
Impact of assumed conversions:
Convertible preferred unit distributions	41	174
Net income attributable to Class A unitholders	$214,253	$136,750
Denominator:
Denominator for basic income per Class A unit – weighted average units	194,286	169,546
Effect of dilutive securities (1):
Employee unit options and restricted unit awards	2,577	2,203
Convertible preferred units	72	74
Denominator for diluted income per Class A unit – adjusted weighted average units and assumed conversions	196,935	171,823
INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$1.10	$0.79
Income from discontinued operations	—	0.02
Net income per Class A unit	$1.10	$0.81
INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$1.09	$0.78
Income from discontinued operations	—	0.02
Net income per Class A unit	$1.09	$0.80

__________________

(1)       The effect of dilutive securities in the three months ended March 31, 2010 and 2009 excludes an aggregate of 7,539 and 7,387 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.    Comprehensive Income

(Amounts in thousands)	For The Three Months Ended March 31,
	2010	2009
Net income	$232,544	$156,431
Other comprehensive income (loss)	1,504	(39,898)
Comprehensive income	234,048	116,533
Less: Comprehensive (income) loss attributable to noncontrolling interests	(213)	500
Comprehensive income attributable to Vornado Realty L.P.	$233,835	$117,033

Substantially all of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009 relates to income or losses from the mark-to-market of marketable equity securities classified as available-for-sale and our share of other comprehensive income or losses of partially owned entities.

17.    Retirement Plan

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $150,000,000 annual aggregate.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $130,646,000.

At March 31, 2010, $30,652,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $18,360,000.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Commitments and Contingencies - continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  We anticipate that a trial date will be set for some time in 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P .  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  On April 6, 2010, the Trial Court ruled, in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We intend to appeal the Trial Court’s decision and expect that the transfer of the land will be stayed pending the appeal.  As a result of the Trial Court’s decision, we have recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.          Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended March 31, 2010
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$524,121	$192,604	$139,880	$95,764	$61,444	$—	$34,429
Straight-line rents:
Contractual rent increases	13,500	6,893	2,197	3,836	383	—	191
Amortization of free rent	7,422	901	2,457	2,540	1,114	—	410
Amortization of acquired below- market leases, net	15,907	9,205	732	4,541	(121)	—	1,550
Total rentals	560,950	209,603	145,266	106,681	62,820	—	36,580
Tenant expense reimbursements	92,921	33,252	15,750	37,643	4,087	—	2,189
Fee and other income:
Tenant cleaning fees	13,652	20,418	—	—	—	—	(6,766)
Management and leasing fees	9,140	1,457	8,096	224	14	—	(651)
Lease termination fees	6,435	728	446	3,408	1,853	—	—
Other	13,233	4,410	5,867	740	2,000	—	216
Total revenues	696,331	269,868	175,425	148,696	70,774	—	31,568
Operating expenses	279,055	115,049	56,663	53,574	39,219	—	14,550
Depreciation and amortization	135,824	43,707	36,683	27,981	13,355	—	14,098
General and administrative	48,730	4,579	5,897	7,005	7,230	—	24,019
Litigation loss accrual	10,056	—	10,056	—	—	—	—
Total expenses	473,665	163,335	109,299	88,560	59,804	—	52,667
Operating income (loss)	222,666	106,533	66,126	60,136	10,970	—	(21,099)
Income applicable to Alexander’s	6,460	193	—	211	—	—	6,056
Income applicable to Toys	125,870	—	—	—	—	125,870	—
Income (loss) from partially owned entities	4,884	1,110	(192)	1,180	176	—	2,610
Interest and other investment income, net	14,708	164	27	5	13	—	14,499
Interest and debt expense	(139,735)	(32,686)	(34,484)	(17,899)	(12,787)	—	(41,879)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,305	—	—	—	796	—	2,509
Income (loss) before income taxes	238,158	75,314	31,477	43,633	(832)	125,870	(37,304)
Income tax expense	(5,614)	(474)	(720)	(35)	(194)	—	(4,191)
Net income (loss)	232,544	74,840	30,757	43,598	(1,026)	125,870	(41,495)
Net (income) loss attributable to noncontrolling interests	(213)	(2,292)	—	242	—	—	1,837
Net income (loss) attributable to Vornado Realty L.P.	232,331	72,548	30,757	43,840	(1,026)	125,870	(39,658)
Interest and debt expense (2)	196,187	30,992	35,171	19,354	13,009	41,140	56,521
Depreciation and amortization(2)	186,149	42,074	39,841	28,811	13,482	35,327	26,614
Income tax expense (2)	55,706	474	724	35	253	49,710	4,510
EBITDA (1)	$670,373	$146,088	$106,493	$92,040	$25,718	$252,047	$47,987

_______________________

See notes on page 30.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.          Segment Information – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$507,083	$188,762	$129,374	$88,150	$63,001	$—	$37,796
Straight-line rents:						—
Contractual rent increases	13,496	6,715	2,619	3,454	619	—	89
Amortization of free rent	11,226	1,540	3,424	6,308	22	—	(68)
Amortization of acquired below- market leases, net	17,982	9,923	1,102	5,269	29	—	1,659
Total rentals	549,787	206,940	136,519	103,181	63,671	—	39,476
Tenant expense reimbursements	98,029	35,157	18,530	37,068	5,319	—	1,955
Fee and other income:
Tenant cleaning fees	14,294	18,294	—	—	—	—	(4,000)
Management and leasing fees	2,401	1,095	1,965	278	57	—	(994)
Lease termination fees	1,624	42	982	—	600	—	—
Other	12,431	3,527	5,438	459	1,338	—	1,669
Total revenues	678,566	265,055	163,434	140,986	70,985	—	38,106
Operating expenses	278,898	113,544	56,976	52,780	39,195	—	16,403
Depreciation and amortization	131,656	44,110	35,723	23,006	13,379	—	15,438
General and administrative	79,065	9,162	8,909	11,751	10,964	—	38,279
Total expenses	489,619	166,816	101,608	87,537	63,538	—	70,120
Operating income (loss)	188,947	98,239	61,826	53,449	7,447	—	(32,014)
Income applicable to Alexander’s	18,133	192	—	149	—	—	17,792
Income applicable to Toys	97,147	—	—	—	—	97,147	—
(Loss) income from partially owned entities	(7,543)	1,202	1,584	1,192	125	—	(11,646)
Interest and other investment income, net	14,059	282	140	251	30	—	13,356
Interest and debt expense	(157,760)	(33,118)	(30,845)	(22,169)	(12,836)	—	(58,792)
Net gain on early extinguishment of debt	5,905	—	—	769	—	—	5,136
Income (loss) before income taxes	158,888	66,797	32,705	33,641	(5,234)	97,147	(66,168)
Income tax expense	(5,049)	—	(433)	(166)	(243)	—	(4,207)
Income (loss) from continuing operations	153,839	66,797	32,272	33,475	(5,477)	97,147	(70,375)
Income from discontinued operations	2,592	—	1,828	764	—	—	—
Net income (loss)	156,431	66,797	34,100	34,239	(5,477)	97,147	(70,375)
Net loss (income) attributable to noncontrolling interests	500	(1,877)	—	118	—	—	2,259
Net income (loss) attributable to Vornado Realty L.P.	156,931	64,920	34,100	34,357	(5,477)	97,147	(68,116)
Interest and debt expense (2)	202,177	31,438	31,601	23,059	13,058	35,183	67,838
Depreciation and amortization(2)	179,590	42,761	37,243	24,070	13,548	35,257	26,711
Income tax expense (2)	58,067	—	434	166	308	53,091	4,068
EBITDA (1)	$596,765	$139,119	$103,378	$81,652	$21,437	$220,678	$30,501

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

(2)     Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)     Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Lexington	$17,848	$10,389
Alexander’s	14,399	24,399
555 California Street	11,488	11,638
Industrial warehouses	839	1,314
Hotel Pennsylvania	(447)	607
Other investments	11,734	3,947
	55,861	52,294
Investment income and other (1)	9,677	12,482
Corporate general and administrative expenses (1)	(19,388)	(21,468)
Net loss attributable to noncontrolling interests	1,837	2,259
Write-off of unamortized costs from the voluntary surrender of equity awards	—	(20,202)
Net gain on early extinguishment of debt	—	5,136
	$47,987	$30,501

________________________

(1) The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the "Company") as of March 31, 2010, and the related consolidated statements of income, changes in equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2009, and the related consolidated statements of income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in method of accounting for debt with conversion options and noncontrolling interests in consolidated subsidiaries. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 7, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2010.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending March 31, 2010:

	Total Return (1)
	Vornado	RMS	SNL
One-year	135.0%	110.5%	109.5%
Three-years	(29.6%)	(29.4%)	(26.4%)
Five-years	31.7%	20.3%	24.3%
Ten-years	269.7%	189.2%	205.4%

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer partnership units in exchange for property and may repurchase or otherwise reacquire our units or any other securities in the future.

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

We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia areas. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Risk Factors” in Item 1A of our Annual Report on form 10-K for the year ended December 31, 2009, for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 negatively affected substantially all businesses, including ours.  Although signs of a recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.

Overview - continued

Quarter Ended March 31, 2010 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended March 31, 2010 was $215,500,000, or $1.09 per diluted Class A unit, compared to $137,725,000, or $0.80 per diluted Class A unit, for the quarter ended March 31, 2009.  Net income for the quarter ended March 31, 2010 and 2009 include $307,000 and $173,000, respectively, for our share of net gains on sale of real estate.  In addition, net income for the quarters ended March 31, 2010 and 2009 also include certain items that affect comparability which are listed in the table below.  The aggregate of the net gains on sale of real estate and the items in the table below, increased net income attributable to Class A unitholders for the quarter ended March 31, 2010 by $2,203,000, or $0.01 per diluted Class A unit and decreased net income attributable to Class A unitholders for the quarter ended March 31, 2009 by $17,279,000, or $0.10 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Items that affect comparability (income) expense:
Litigation loss accrual	$10,056	$—
Net gain resulting from Lexington’s March 2010 stock issuance	(5,998)	—
Net gain on sale of condominiums	(2,427)	—
Net gain on redemption of redeemable preferred units	(2,154)	—
Write-off of unamortized costs from the voluntary surrender of equity awards	—	32,588
Our share of Alexander’s reversal of stock appreciation rights compensation expense	—	(11,105)
Net gain on early extinguishment of debt	—	(5,905)
Other, net	(1,373)	1,874
Total items that affect comparability	$(1,896)	$17,452

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2010 over the quarter ended March 31, 2009 and the trailing quarter ended December 31, 2009 are summarized below.

Same Store EBITDA:	New York Office	Washington, DC Office	Retail	Merchandise Mart
March 31, 2010 vs. March 31, 2009
GAAP basis	1.2%	6.4%	3.8%	(6.3%)
Cash basis	2.1%	8.4%	9.7%	(8.7%)
March 31, 2010 vs. December 31, 2009
GAAP basis	(1.9%) (1)	2.6%	(0.7%) (2)	(10.1%)
Cash basis	(1.5%) (1)	3.0%	(1.5%) (2)	(7.4%)

_________________________

(1)    Reflects a seasonal increase in utility costs.

(2)    Primarily due to rentals from holiday leasing and percentage rents recognized in the fourth quarter.

Calculations of same store EBITDA, reconciliations of net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Tenant improvements and leasing commissions are presented below based on square feet leased during the period, on a per square foot and per square foot per annum basis, based on weighted average lease terms and as a percentage of initial rent per square foot.

(Square feet in thousands)	New York Office	Washington, DC Office			Merchandise Mart
As of March 31, 2010:				Retail(3)	Office	Showroom
Square feet (in service)	16,175	18,530		22,684	2,470	6,301
Number of properties	28	84		164	8	8
Occupancy rate	95.3%	94.4	%(2)	91.2%	87.5%	89.1%

Leasing Activity:
Quarter Ended March 31, 2010:
Square feet	306	360		278	—	482
Initial rent per square foot (1)	$44.83	$39.83		$21.00	$—	$24.12
Weighted average lease terms (years)	7.1	3.8		7.3	—	4.5
Rent per square foot - relet space:
Square feet	233	237		113	—	482
Initial rent – cash basis (1)	$47.31	$40.64		$10.83	$—	$24.12
Prior escalated rent – cash basis	$51.55	$36.68		$9.64	$—	$26.34
Percentage (decrease) increase:
Cash basis	(8.2%)	10.8%		12.3%	—	(8.4%)
GAAP basis	(8.0%)	16.3%		13.0%	—	(1.4%)
Rent per square foot – vacant space
Square feet	73	123		165	—	—
Initial rent (1)	$37.00	$38.28		$28.00	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$48.65	$7.80		$16.27	$—	$4.25
Per square foot per annum	$6.86	$2.05		$2.23	$—	$0.94
Percentage of initial rent	15.3%	5.1%		10.6%	—	3.9%

As of December 31, 2009:
Square feet	16,173	18,560		22,553	2,464	6,301
Number of properties	28	84		164	8	8
Occupancy rate	95.5%	93.6	%(2)	91.6%	88.9%	88.4%

As of March 31, 2009:
Square feet	16,138	17,963		22,224	2,438	6,337
Number of properties	28	82		176	8	8
Occupancy rate	95.9%	94.6	%(2)	92.0%	95.1%	90.1%

_______________________________

(1)       Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)       Excluding residential and other properties, occupancy rates for office properties were 94.9%, 94.9% and 95.2% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

(3)       Mall sales per square foot, including partially owned malls, for the trailing twelve months ended March 31, 2010 and 2009 were $466 and $488, respectively.

Overview - continued

On March 26, 2010, we completed a public offering of $500,000,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2010.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.  We retained net proceeds of approximately $496,000,000.

Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The retrospective application of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended March 31, 2010
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$524,121	$192,604	$139,880	$95,764	$61,444	$—	$34,429
Straight-line rents:
Contractual rent increases	13,500	6,893	2,197	3,836	383	—	191
Amortization of free rent	7,422	901	2,457	2,540	1,114	—	410
Amortization of acquired below- market leases, net	15,907	9,205	732	4,541	(121)	—	1,550
Total rentals	560,950	209,603	145,266	106,681	62,820	—	36,580
Tenant expense reimbursements	92,921	33,252	15,750	37,643	4,087	—	2,189
Fee and other income:
Tenant cleaning fees	13,652	20,418	—	—	—	—	(6,766)
Management and leasing fees	9,140	1,457	8,096	224	14	—	(651)
Lease termination fees	6,435	728	446	3,408	1,853	—	—
Other	13,233	4,410	5,867	740	2,000	—	216
Total revenues	696,331	269,868	175,425	148,696	70,774	—	31,568
Operating expenses	279,055	115,049	56,663	53,574	39,219	—	14,550
Depreciation and amortization	135,824	43,707	36,683	27,981	13,355	—	14,098
General and administrative	48,730	4,579	5,897	7,005	7,230	—	24,019
Litigation loss accrual	10,056	—	10,056	—	—	—	—
Total expenses	473,665	163,335	109,299	88,560	59,804	—	52,667
Operating income (loss)	222,666	106,533	66,126	60,136	10,970	—	(21,099)
Income applicable to Alexander’s	6,460	193	—	211	—	—	6,056
Income applicable to Toys	125,870	—	—	—	—	125,870	—
Income (loss) from partially owned entities	4,884	1,110	(192)	1,180	176	—	2,610
Interest and other investment income, net	14,708	164	27	5	13	—	14,499
Interest and debt expense	(139,735)	(32,686)	(34,484)	(17,899)	(12,787)	—	(41,879)
Net gain on dispostion of wholly owned and partially owned assets other than depreciable real estate	3,305	—	—	—	796	—	2,509
Income (loss) before income taxes	238,158	75,314	31,477	43,633	(832)	125,870	(37,304)
Income tax expense	(5,614)	(474)	(720)	(35)	(194)	—	(4,191)
Net income (loss)	232,544	74,840	30,757	43,598	(1,026)	125,870	(41,495)
Net (income) loss attributable to noncontrolling interests	(213)	(2,292)	—	242	—	—	1,837
Net income (loss) attributable to Vornado Realty L.P.	232,331	72,548	30,757	43,840	(1,026)	125,870	(39,658)
Interest and debt expense (2)	196,187	30,992	35,171	19,354	13,009	41,140	56,521
Depreciation and amortization(2)	186,149	42,074	39,841	28,811	13,482	35,327	26,614
Income tax expense (2)	55,706	474	724	35	253	49,710	4,510
EBITDA (1)	$670,373	$146,088	$106,493	$92,040	$25,718	$252,047	$47,987

___________________

See notes on page 39.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2010 and 2009 – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$507,083	$188,762	$129,374	$88,150	$63,001	$—	$37,796
Straight-line rents:						—
Contractual rent increases	13,496	6,715	2,619	3,454	619	—	89
Amortization of free rent	11,226	1,540	3,424	6,308	22	—	(68)
Amortization of acquired below- market leases, net	17,982	9,923	1,102	5,269	29	—	1,659
Total rentals	549,787	206,940	136,519	103,181	63,671	—	39,476
Tenant expense reimbursements	98,029	35,157	18,530	37,068	5,319	—	1,955
Fee and other income:
Tenant cleaning fees	14,294	18,294	—	—	—	—	(4,000)
Management and leasing fees	2,401	1,095	1,965	278	57	—	(994)
Lease termination fees	1,624	42	982	—	600	—	—
Other	12,431	3,527	5,438	459	1,338	—	1,669
Total revenues	678,566	265,055	163,434	140,986	70,985	—	38,106
Operating expenses	278,898	113,544	56,976	52,780	39,195	—	16,403
Depreciation and amortization	131,656	44,110	35,723	23,006	13,379	—	15,438
General and administrative	79,065	9,162	8,909	11,751	10,964	—	38,279
Total expenses	489,619	166,816	101,608	87,537	63,538	—	70,120
Operating income (loss)	188,947	98,239	61,826	53,449	7,447	—	(32,014)
Income applicable to Alexander’s	18,133	192	—	149	—	—	17,792
Income applicable to Toys	97,147	—	—	—	—	97,147	—
(Loss) income from partially owned entities	(7,543)	1,202	1,584	1,192	125	—	(11,646)
Interest and other investment income, net	14,059	282	140	251	30	—	13,356
Interest and debt expense	(157,760)	(33,118)	(30,845)	(22,169)	(12,836)	—	(58,792)
Net gain on early extinguishment of debt	5,905	—	—	769	—	—	5,136
Income (loss) before income taxes	158,888	66,797	32,705	33,641	(5,234)	97,147	(66,168)
Income tax expense	(5,049)	—	(433)	(166)	(243)	—	(4,207)
Income (loss) from continuing operations	153,839	66,797	32,272	33,475	(5,477)	97,147	(70,375)
Income from discontinued operations	2,592	—	1,828	764	—	—	—
Net income (loss)	156,431	66,797	34,100	34,239	(5,477)	97,147	(70,375)
Net loss (income) attributable to noncontrolling interests	500	(1,877)	—	118	—	—	2,259
Net income (loss) attributable to Vornado Realty L.P.	156,931	64,920	34,100	34,357	(5,477)	97,147	(68,116)
Interest and debt expense (2)	202,177	31,438	31,601	23,059	13,058	35,183	67,838
Depreciation and amortization(2)	179,590	42,761	37,243	24,070	13,548	35,257	26,711
Income tax expense (2)	58,067	—	434	166	308	53,091	4,068
EBITDA (1)	$596,765	$139,119	$103,378	$81,652	$21,437	$220,678	$30,501

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2010 and 2009 - continued

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

(2)   Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)   Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Lexington	$17,848	$10,389
Alexander’s	14,399	24,399
555 California Street	11,488	11,638
Industrial warehouses	839	1,314
Hotel Pennsylvania	(447)	607
Other investments	11,734	3,947
	55,861	52,294
Investment income and other (1)	9,677	12,482
Corporate general and administrative expenses (1)	(19,388)	(21,468)
Net loss attributable to noncontrolling interests	1,837	2,259
Write-off of unamortized costs from the voluntary surrender of equity awards	—	(20,202)
Net gain on early extinguishment of debt	—	5,136
	$47,987	$30,501

________________________

(1)    The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $696,331,000 for the quarter ended March 31, 2010, compared to $678,566,000 in the prior year’s quarter, an increase of $17,765,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Property rentals:
Acquisitions and other	$1,921	$—	$—	$905	$2,064	$(1,048)
Development/redevelopment	2,586	—	1,769	817	—	—
Amortization of acquired below-market leases, net	(2,075)	(718)	(370)	(728)	(150)	(109)
Operations:
Hotel Pennsylvania	(1,424)	—	—	—	—	(1,424	)(1)
Trade shows	(339)	—	—	—	(339)	—
Leasing activity (see page 35)	10,494	3,381	7,348	2,506	(2,426)	(315)
Increase (decrease) in property rentals	11,163	2,663	8,747	3,500	(851)	(2,896)

Tenant expense reimbursements:
Acquisitions/development	18	—	(79)	346	—	(249)
Operations	(5,126)	(1,905)	(2,701)	229	(1,232)	483
(Decrease) increase in tenant expense reimbursements	(5,108)	(1,905)	(2,780)	575	(1,232)	234

Fee and other income:
Lease cancellation fee income	4,811	686	(536)	3,408	1,253	—
Management and leasing fees	6,739	362	6,131 (2)	(54)	(43)	343
BMS cleaning fees	880	3,646	—	—	—	(2,766	)(3)
Other	(720)	(639)	429	281	662	(1,453)
Increase (decrease) in fee and other income	11,710	4,055	6,024	3,635	1,872	(3,876)
Total increase (decrease) in revenues	$17,765	$4,813	$11,991	$7,710	$(211)	$(6,538)

______________________________

(1)          Primarily due to lower REVPAR.

(2)          Primarily from leasing fees in connection with our management of a development project.

(3)          Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 41.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $473,665,000 for the quarter ended March 31, 2010, compared to $489,619,000 in the prior year’s quarter, a decrease of $15,954,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other
Operating:
Acquisitions and other	$227	$(1,522)	$—	$675	$1,770		$(696)
Development/redevelopment	1,783	—	1,399	384
Hotel activity	611	—	—	—	—		611
Trade shows activity	(290)	—	—	—	(290)		—
Operations	(2,174)	3,027 (1)	(1,712)	(265)	(1,456)		(1,768	)(2)
Increase (decrease) in operating expenses	157	1,505	(313)	794	24		(1,853)
Depreciation and amortization:
Acquisitions/development	1,945	—	1,475	1,077	—		(607)
Operations (due to additions to buildings and improvements)	2,223	(403)	(515)	3,898	(24)		(733)
Increase (decrease) in depreciation and amortization	4,168	(403)	960	4,975	(24)		(1,340)
General and administrative:
Write-off of unamortized costs from the voluntary surrender of equity awards (3)	(32,588)	(3,451)	(3,131)	(4,793)	(1,011)		(20,202)
Mark-to-market of deferred compensation plan liability (4)	8,557	—	—	—	—		8,557
Operations	(6,304)	(1,132)	119	47	(2,723	)(5)	(2,615	) (6)
Decrease in general and administrative	(30,335)	(4,583)	(3,012)	(4,746)	(3,734)		(14,260)
Litigation loss accrual (7)	10,056	—	10,056	—	—		—
Total (decrease) increase in expenses	$(15,954)	$(3,481)	$7,691	$1,023	$(3,734)		$(17,453)

______________________________

(1)    Results from a $3,616 increase in BMS operating expenses and a $1,098 increase in non-reimbursable operating expenses, partially offset by a $1,687 decrease in reimbursable operating expenses.

(2)    Primarily from the elimination of inter-company fees from operating segments upon consolidation.

(3)    On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards.  Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(4)    This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income” on our consolidated statements of income.

(5)    Primarily due to $2,800 of pension plan termination costs in 2009.

(6)    Primarily from lower stock-based compensation as a result of the voluntary surrender of equity awards on March 31, 2009.  Stock-based compensation awards granted in March 2010 will result in an increase in expense in subsequent quarters of approximately $1,650 per quarter ($2,900 including our operating segments) over the prior year’s comparable amounts.

(7)    For additional information, see page 52.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009 - continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $6,460,000 for the three months ended March 31, 2010, compared to $18,133,000 for the prior year’s first quarter, a decrease of $11,673,000. This decrease was primarily due to $11,105,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the prior year’s quarter.

Income Applicable to Toys

During the quarter ended March 31, 2010, we recognized $125,870,000 of income from our investment in Toys, comprised of $123,840,000 for our 32.7% share of Toys’ net income ($173,550,000 before our share of Toys’ income tax expense) and $2,030,000 of interest and other income.

During the quarter ended March 31, 2009, we recognized $97,147,000 of income from our investment in Toys, comprised of $95,294,000 for our 32.7% share of Toys’ net income ($148,385,000 before our share of Toys’ income tax expense) and $1,853,000 of interest and other income.

Income (loss) from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended March 31, 2010 and 2009.

(Amounts in thousands)	For The Three Months Ended March 31,
	2010		2009
Equity in Net Income (Loss):
Lexington – 13.9% in 2010 and 16.1% share in 2009 of equity in net income (loss)	$6,045	(1)	$(3,039)

India real estate ventures – 4% to 36.5% share of equity in net income (loss)	1,651		(137)

Other, net (2)	(2,812)		(4,367)
	$4,884		$(7,543)

________________________

(1)  Includes a $5,998 net gain resulting from Lexington’s March 2010 stock issuance.

(2)  Represents equity in net loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of interest income on mezzanine loans receivable, other interest income and dividend income) was $14,708,000 for the three months ended March 31, 2010, compared to $14,059,000 in the prior year’s quarter, an increase of $649,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding increase in the liability for plan assets in general and administrative expenses)	$8,557
Lower average mezzanine loan investments ($148,852 in this quarter compared to $472,864 in the prior year’s quarter)	(7,609)
Lower average yield on investments (0.2% in this quarter compared to 0.6% in the prior year’s quarter)	(1,126)
Other, net	827
$649

Interest and Debt Expense

Interest and debt expense was $139,735,000 for the three months ended March 31, 2010, compared to $157,760,000 in the prior year’s quarter, a decrease of $18,025,000.  This decrease resulted primarily from savings of $27,881,000 as a result of the acquisition, repayment and retirement of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes, partially offset by $9,056,000 of interest expense from the issuance of $460,000,000 of senior unsecured notes in September 2009.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other Than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $3,305,000 in the three months ended March 31, 2010 and was primarily comprised of net gains on sale of condominiums at our 40 East 66th Street property.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $5,905,000 for the three months ended March 31, 2009 and resulted primarily from the acquisition and retirement of $81,534,000 of our senior unsecured notes.

Income Tax Expense

Income tax expense was $5,614,000 in the three months ended March 31, 2010, compared to $5,049,000 in the prior year’s quarter, an increase of $565,000.  This increase resulted primarily from higher income at 1290 Avenue of the Americas and 555 California Street, which are subject to federal withholding taxes on dividends paid to foreign corporations.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009 - continued

Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended March 31, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

(Amounts in thousands)	For the Three Months Ended March 31,
	2010	2009
Total revenues	$—	$3,448
Total expenses	—	856
Income from discontinued operations	$—	$2,592

Preferred Unit Distributions

Preferred unit distributions were $18,985,000 for the three months ended March 31, 2010, compared to $19,206,000 for the prior year’s quarter.  Preferred unit distributions for the three months ended March 31, 2010, includes a net gain of $2,154,000 on the redemption of a portion of the Series D-12 redeemable preferred units.

Results of Operations – Three Months Ended March 31, 2010 Compared to March 31, 2009 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We present same store EBITDA on both a GAAP basis and a cash basis, which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended March 31, 2010	$146,088	$106,493	$92,040	$25,718
Add-back: non-property level overhead expenses included above	4,579	5,897	7,005	7,230
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(624)	3,221	(7,137)	(3,724)
GAAP basis same store EBITDA for the three months ended March 31, 2010	150,043	115,611	91,908	29,224
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(15,608)	(4,917)	(9,391)	(1,376)
Cash basis same store EBITDA for the three months ended March 31, 2010	$134,435	$110,694	$82,517	$27,848

EBITDA for the three months ended March 31, 2009	$139,119	$103,378	$81,652	$21,437
Add-back: non-property level overhead expenses included above	9,162	8,909	11,751	10,964
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(10)	(3,602)	(4,837)	(1,228)
GAAP basis same store EBITDA for the three months ended March 31, 2009	148,271	108,685	88,566	31,173
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,580)	(6,608)	(13,365)	(670)
Cash basis same store EBITDA for the three months ended March 31, 2009	$131,691	$102,077	$75,201	$30,503

Increase (decrease) in GAAP basis same store EBITDA for the three months ended March 31, 2010 over the three months ended March 31, 2009	$1,772	$6,926	$3,342	$(1,949)

Increase (decrease) in Cash basis same store EBITDA for the three months ended March 31, 2010 over the three months ended March 31, 2009	$2,744	$8,617	$7,316	$(2,655)

% increase (decrease) in GAAP basis same store EBITDA	1.2%	6.4%	3.8%	(6.3%)

% increase (decrease) in Cash basis same store EBITDA	2.1%	8.4%	9.7%	(8.7%)

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2010 vs. Three Months Ended December 31, 2009

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings and cash flows, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.  Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2010, compared to the three months ended December 31, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended March 31, 2010	$146,088	$106,493	$92,040	$25,718
Add-back: non-property level overhead expenses included above	4,579	5,897	7,005	7,230
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(624)	3,221	(6,677)	(3,724)
GAAP basis same store EBITDA for the three months ended March 31, 2010	150,043	115,611	92,368	29,224
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(15,608)	(4,917)	(9,362)	(1,376)
Cash basis same store EBITDA for the three months ended March 31, 2010	$134,435	$110,694	$83,006	$27,848

EBITDA for the three months ended December 31, 2009 (1)	$149,052	$110,243	$71,699	$25,810
Add-back: non-property level overhead expenses included above	4,232	5,671	5,487	6,495
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(296)	(3,197)	15,871	191
GAAP basis same store EBITDA for the three months ended December 31, 2009	152,988	112,717	93,057	32,496
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,443)	(5,294)	(8,817)	(2,433)
Cash basis same store EBITDA for the three months ended December 31, 2009	$136,545	$107,423	$84,240	$30,063

(Decrease) increase in GAAP basis same store EBITDA for the three months ended March 31, 2010 over the three months ended December 31, 2009	$(2,945)	$2,894	$(689)	$(3,272)

(Decrease) increase in Cash basis same store EBITDA for the three months ended March 31, 2010 over the three months ended December 31, 2009	$(2,110)	$3,271	$(1,234)	$(2,215)

% (decrease) increase in GAAP basis same store EBITDA	(1.9%)	2.6%	(0.7%)	(10.1%)

% (decrease) increase in Cash basis same store EBITDA	(1.5%)	3.0%	(1.5%)	(7.4%)

________________________

(1)   Below is a reconciliation of our net income (loss) to EBITDA for the three months ended December 31, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
Net income (loss) attributable to Vornado Realty L.P. for the three months ended December 31, 2009	$73,969	$31,619	$20,023	$(3,376)
Interest and debt expense	31,910	35,792	24,494	13,299
Depreciation and amortization	42,686	42,484	27,179	15,499
Income tax expense	487	348	3	388
EBITDA for the three months ended December 31, 2009	$149,052	$110,243	$71,699	$25,810

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for significant acquisitions and development expenditures may require funding from borrowings and/or equity offerings.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Cash Flows for the Three Months Ended March 31, 2010

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of equity securities; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders, as well as acquisition and development costs.  Our cash and cash equivalents were $788,940,000 at March 31, 2010, a $253,461,000 increase over the balance at December 31, 2009.  This increase resulted from $288,048,000 of net cash provided by operating activities and $7,342,000 of net cash provided by investing activities, partially offset by, $41,929,000 of net cash used in financing activities.

Our consolidated outstanding debt was $11,090,862,000 at March 31, 2010, a $151,247,000 increase over the balance at December 31, 2009.  This increase was primarily due to the public offering of $500,000,000 of 4.25% senior unsecured notes in March 2010, partially offset by net repayments of $352,001,000 under our revolving credit facilities.  As of March 31, 2010 and December 31, 2009, $500,217,000 and $852,218,000 respectively, was outstanding under our revolving credit facilities.  During the remainder of 2010 and 2011, $532,138,000 and $2,278,715,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $2,822,363,000 at March 31, 2010, a $327,277,000 decrease from the balance at December 31, 2009.

Cash flows provided by operating activities of $288,048,000 was primarily comprised of (i) net income of $232,544,000, net of $24,790,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (ii) distributions of income from partially owned entities of $7,123,000, and (iii) the net change in operating assets and liabilities of $73,171,000.

Net cash provided by investing activities of $7,342,000 was primarily comprised of (i) proceeds received from repayment of mezzanine loans receivable of $101,839,000, (ii) proceeds from the sale of real estate and related investments of $38,879,000, (iii) proceeds from maturing short-term investments of $25,000,000 and (iv) distributions of capital from partially owned entities of $7,617,000, partially offset by (v) development and redevelopment expenditures of $37,598,000, (vi) investments in partially owned entities of $36,741,000, (vii) additions to real estate of $30,247,000, (viii) investments in mezzanine loans receivable and other of $28,873,000, (ix) purchases of marketable equity securities of $13,917,000, (x) restricted cash of $13,899,000 and (xi) deposits in connection with real estate acquisitions of $5,003,000.

Net cash used in financing activities of $41,929,000 was primarily comprised of (i) proceeds from borrowings of $660,335,000, partially offset by, (ii) repayments of borrowings of $525,246,000, (iii) distributions to Vornado of $117,958,000, (iv) repurchase of Class A units related to stock compensation arrangements and related tax withholdings of $24,360,000, (v) distributions to preferred unitholders of $14,267,000 and (vii) distributions to redeemable security holders of $13,082,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Our capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Our development and redevelopment expenditures include all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially complete and ready for its intended use.

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2010.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$7,784	$4,505	$1,118	$383	$614	$1,164
Tenant improvements	19,673	11,686	1,991	3,944	2,052	—
Leasing commissions	4,565	3,221	795	505	—	44
Non-recurring capital expenditures	421	—	—	104	—	317
Total capital expenditures and leasing commissions (accrual basis)	32,443	19,412	3,904	4,936	2,666	1,525
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	26,340	16,928	4,174	2,927	821	1,490
Expenditures to be made in future periods for the current period	(20,884)	(11,017)	(2,361)	(4,553)	(1,355)	(1,598)
Total capital expenditures and leasing commissions (cash basis)	$37,899	$25,323	$5,717	$3,310	$2,132	$1,417

Tenant improvements and leasing commissions:
Per square foot per annum	$3.14	$6.86	$2.05	$2.23	$0.94	$—
Percentage of initial rent	9.8%	15.3%	5.1%	10.6%	3.9%	—

Development and Redevelopment Expenditures:
West End 25	$4,521	$—	$4,521	$—	$—	$—
1540 Broadway	4,030	—	—	4,030	—	—
Bergen Town Center	4,003	—	—	4,003	—	—
220 20th Street	3,762	—	3,762	—	—	—
Wasserman Venture	2,982	—	—	—	—	2,982
North Bergen, New Jersey	2,688	—	—	2,688	—	—
Poughkeepsie, New York	1,548	—	—	1,548	—	—
Beverly Connection	1,528	—	—	1,528	—	—
Garfield, New Jersey	1,344	—	—	1,344	—	—
Other	11,192	1,899	4,419	1,592	321	2,961
	$37,598	$1,899	$12,702	$16,733	$321	$5,943

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

Cash flows provided by operating activities of $169,812,000 was primarily comprised of (i) net income of $156,431,000, (ii) $29,526,000 of non-cash adjustments (including depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities), (iii) distributions of income from partially owned entities of $8,381,000, partially offset by (iv) the net change in operating assets and liabilities of $24,526,000.

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

Net cash provided by financing activities of $107,211,000 was primarily comprised of (i) proceeds from borrowings of $353,856,000, partially offset by, (ii) repayments of borrowings, including the purchase of our senior unsecured notes, of $138,291,000, (iii) distributions to Vornado of $59,115,000, (iv) distributions to redeemable security holders of $10,514,000 and (v) distributions to preferred unitholders of $14,269,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2009.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$8,625	$4,555	$2,044	$73	$1,953	$—
Tenant improvements	9,121	2,059	5,992	455	615	—
Leasing commissions	3,222	983	2,080	159	—	—
Non-recurring capital expenditures	4,243	1,184	1,197	34	—	1,828
Total capital expenditures and leasing commissions (accrual basis)	25,211	8,781	11,313	721	2,568	1,828
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	29,631	12,953	12,818	1,818	2,155	(113)
Expenditures to be made in future periods for the current period	(10,566)	(2,843)	(7,006)	(636)	—	(81)
Total capital expenditures and leasing commissions (cash basis)	$44,276	$18,891	$17,125	$1,903	$4,723	$1,634

Tenant improvements and leasing commissions:
Per square foot per annum	$2.58	$3.36	$3.69	$0.45	$1.16	$—
Percentage of initial rent	7.4%	6.3%	9.2%	2.7%	3.8%	—

Development and Redevelopment Expenditures:
Bergen Town Center	$25,477	$—	$—	$25,477	$—	$—
West End 25	19,053	—	19,053	—	—	—
Wasserman venture	17,993	—	—	—	—	17,993
2101 L Street	11,611	—	11,611		—	—
Manhattan Mall	11,222	—	—	11,222	—	—
1999 K Street	8,594	—	8,594	—	—	—
North Bergen, New Jersey	6,792	—	—	6,792	—	—
Poughkeepsie, New York	6,761	—	—	6,761	—	—
220 20th Street	6,401	—	6,401	—	—	—
Other	18,625	1,955	3,747	5,780	1,472	5,671
	$132,529	$1,955	$49,406	$56,032	$1,472	$23,664

LIQUIDITY AND CAPITAL RESOURCES - continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $150,000,000 annual aggregate.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $130,646,000.

At March 31, 2010, $30,652,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $18,360,000.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  We anticipate that a trial date will be set for some time in 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P .  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  On April 6, 2010, the Trial Court ruled, in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We intend to appeal the Trial Court’s decision and expect that the transfer of the land will be stayed pending the appeal.  As a result of the Trial Court’s decision, we have recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at March 31, 2010			As at December 31, 2009
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$2,307,727	1.69%	$23,077	$2,657,972	1.67%
Fixed rate	8,783,135	5.91%	—	8,281,643	5.89%
	$11,090,862	5.03%	23,077	$10,939,615	4.86%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$300,900	2.84%	3,009	$331,980	2.87%
Variable rate – Toys	368,512	5.14%	3,685	852,040	3.45%
Fixed rate (including $1,300,695, and $1,077,919 of Toys debt in 2010 and 2009)	2,152,951	7.33%	—	1,965,620	7.16%
	$2,822,363	6.57%	6,694	$3,149,640	5.70%

Total change in annual net income			$29,771
Per Class A unit - diluted			$0.15

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2010, variable rate debt with an aggregate principal amount of $507,750,000 and a weighted average interest rate of 2.49% was subject to LIBOR caps.  These caps are based on a notional amount of $507,750,000 and cap LIBOR at a weighted average rate of 5.39%.

Fair Value of Debt

The estimated fair value of our debt at March 31, 2010 was less than its aggregate carrying amount by approximately $394,808,000, based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Management of Vornado, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  We anticipate that a trial date will be set for some time in 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P .  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  On April 6, 2010, the Trial Court ruled, in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We intend to appeal the Trial Court’s decision and expect that the transfer of the land will be stayed pending the appeal.  As a result of the Trial Court’s decision, we have recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2010, we issued 19,245 Class A units to Vornado in connection with Vornado’s issuance of 19,245 common shares upon the redemption of Class A units held by third parties.  The Class A units were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: May 7, 2010	By:	/s/ Joseph Macnow

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
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

*

10.6	**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

*

10.7	**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

10.8		-

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

*

10.9		-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.10		-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

*

10.11	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.12	**	-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

*

10.13		-

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
of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.17	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.18	**	-

Form of Stock Option Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.19	**	-

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
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

*

10.21	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.22	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.23	**	-

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
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

*

10.24	**	-

Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
 Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.25	**	-

Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

*

10.26		-

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
to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.29	**	-

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
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

*

10.31		-

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
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

*

10.32		-

Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

*

10.33	**	-

Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

*

10.34	**	-

Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

*

10.35	**	-

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