Form 10-Q
period 2010-06-30
VORNADO REALTY LP
filed 2010-08-06
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-22635

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30,	December 31,
ASSETS	2010	2009
Real estate, at cost:
Land	$4,617,946	$4,606,065
Buildings and improvements	13,055,659	12,902,086
Development costs and construction in progress	214,804	313,310
Leasehold improvements and equipment	130,929	128,056
Total	18,019,338	17,949,517
Less accumulated depreciation and amortization	(2,683,233)	(2,494,441)
Real estate, net	15,336,105	15,455,076
Cash and cash equivalents	652,121	535,479
Short-term investments	-	40,000
Restricted cash	139,562	293,950
Marketable securities	305,292	380,652
Accounts receivable, net of allowance for doubtful accounts of $52,810 and $46,708	157,725	157,325
Investments in partially owned entities, including Alexander's of $198,318 and $193,174	833,884	799,832
Investments in Toys "R" Us	495,800	409,453
Mezzanine loans receivable, net of allowance of $192,638 and $190,738	136,857	203,286
Receivable arising from the straight-lining of rents, net of allowance of $5,150 and $4,680	718,809	681,526
Deferred leasing and financing costs, net of accumulated amortization of $204,656 and $183,224	330,789	311,825
Due from officers	13,182	13,150
Other assets	770,751	903,918
	$19,890,877	$20,185,472

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$8,400,599	$8,445,766
Senior unsecured notes	1,224,866	711,716
Exchangeable senior debentures	487,685	484,457
Convertible senior debentures due to Vornado	404,850	445,458
Revolving credit facility debt	152,218	852,218
Accounts payable and accrued expenses	458,628	475,242
Deferred credit	652,449	682,384
Deferred compensation plan	83,787	80,443
Deferred tax liabilities	17,704	17,842
Other liabilities	98,265	88,912
Total liabilities	11,981,051	12,284,438
Commitments and contingencies
Redeemable partnership units:
Class A units - 13,857,608 and 13,892,313 units outstanding	1,010,913	971,628
Series D cumulative redeemable preferred units - 10,400,000 and 11,200,000 units outstanding	260,000	280,000
Total redeemable partnership units	1,270,913	1,251,628
Equity:
Partners’ capital	7,775,206	7,791,911
Earnings less than distributions	(1,581,176)	(1,577,591)
Accumulated other comprehensive income	37,597	28,449
Total Vornado Realty L.P. equity	6,231,627	6,242,769
Noncontrolling interest in consolidated subsidiaries	407,286	406,637
Total equity	6,638,913	6,649,406
	$19,890,877	$20,185,472
See notes to the consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2010	2009	2010	2009
(Amounts in thousands, except per unit amounts)
REVENUES:
Property rentals	$575,776	$554,516	$1,136,726	$1,104,303
Tenant expense reimbursements	88,080	83,375	181,001	181,404
Fee and other income	32,249	35,899	74,709	66,649
Total revenues	696,105	673,790	1,392,436	1,352,356
EXPENSES:
Operating	267,925	269,711	546,980	548,609
Depreciation and amortization	135,265	136,686	271,089	268,342
General and administrative	49,582	49,632	98,312	128,697
Litigation loss accrual and acquisition costs	1,930	-	11,986	-
Total expenses	454,702	456,029	928,367	945,648
Operating income	241,403	217,761	464,069	406,708
Income applicable to Alexander's	7,066	6,614	13,526	24,747
(Loss) income applicable to Toys "R" Us	(21,004)	(327)	104,866	96,820
(Loss) income from partially owned entities	(2,614)	(22,797)	2,270	(30,340)
Interest and other investment income (loss), net	3,876	(98,153)	18,584	(84,094)
Interest and debt expense (including amortization of deferred financing costs of $4,543 and $4,313 in each three-month
period, respectively, and $8,969 and $8,732 in each six-month
period, respectively)	(149,887)	(159,063)	(289,622)	(316,823)
Net (loss) gain on early extinguishment of debt	(1,072)	17,684	(1,072)	23,589
Net gains on disposition of wholly owned and partially owned
assets other than depreciable real estate	4,382	-	7,687	-
Income (loss) before income taxes	82,150	(38,281)	320,308	120,607
Income tax expense	(4,939)	(5,457)	(10,553)	(10,506)
Income (loss) from continuing operations	77,211	(43,738)	309,755	110,101
Income from discontinued operations	-	3,363	-	5,955
Net income (loss)	77,211	(40,375)	309,755	116,056
Net (income) loss attributable to noncontrolling interests	(981)	3,200	(1,194)	3,700
Net income (loss) attributable to Vornado Realty L.P.	76,230	(37,175)	308,561	119,756
Preferred unit distributions	(13,939)	(19,219)	(30,770)	(38,425)
NET INCOME (LOSS) attributable to Class A unitholders	$62,291	$(56,394)	$277,791	$81,331

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Income (loss) from continuing operations	$0.31	$(0.33)	$1.42	$0.41
Income from discontinued operations	-	0.02	-	0.04
Net income (loss) per Class A unit	$0.31	$(0.31)	$1.42	$0.45
Weighted average units	194,935	184,777	194,612	177,204

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Income (loss) from continuing operations	$0.31	$(0.33)	$1.40	$0.41
Income from discontinued operations	-	0.02	-	0.03
Net income (loss) per Class A unit	$0.31	$(0.31)	$1.40	$0.44
Weighted average units	197,154	184,777	197,046	178,873

DISTRIBUTIONS PER CLASS A UNIT	$0.65	$0.95	$1.30	$1.90

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
						Accumulated
(Amounts in thousands)					Earnings	Other	Non-
	Preferred Units		Class A Units owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2008	33,954	$823,807	155,286	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	-	-	-	-	102,475	-	(3,700)	98,775
Distributions to Vornado	-	-	4,849	188,986	(315,159)	-	-	(126,173)
Distributions to preferred
unitholders	-	-	-	-	(28,540)	-	-	(28,540)
Proceeds from the issuance of
Class A units to Vornado	-	-	17,250	710,226	-	-	-	710,226
Conversion of Series A
preferred units to Class A
Units	(2)	(89)	2	89	-	-	-	-
Deferred compensation units
and options	-	-	-	9,969	-	-	-	9,969
Class A units issued to Vornado:
Upon redemption of redeemable
partnership units	-	-	1,167	49,990	-	-	-	49,990
Under Vornado employees' share
option plan	-	-	8	534	(351)	-	-	183
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	(12,213)	-	(12,213)
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	(16,556)	-	(16,556)
Voluntary surrender of equity
awards on March 31, 2009	-	-	-	32,588	-	-	-	32,588
Adjustments to redeemable
Class A units	-	-	-	194,183	-	-	-	194,183
Other	-	-	-	(646)	6	(183)	(4,086)	(4,909)
Balance, June 30, 2009	33,952	$823,718	178,562	$7,218,090	$(1,288,909)	$(35,851)	$405,127	$7,122,175

Balance, December 31, 2009	33,952	$823,686	181,214	$6,968,225	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	286,658	-	1,194	287,852
Distributions to Vornado	-	-	-	-	(236,279)	-	-	(236,279)
Distributions to preferred
unitholders	-	-	-	-	(28,533)	-	-	(28,533)
Conversion of Series A
preferred units to Class A
Units	(3)	(152)	4	152	-	-	-	-
Deferred compensation units
and options	-	-	17	3,906	-	-	-	3,906
Class A units issued to Vornado:
Upon redemption of redeemable
partnership units	-	-	495	35,711	-	-	-	35,711
Under Vornado employees' share
option plan	-	-	548	9,011	(25,433)	-	-	(16,422)
Under dividend reinvestment
Plan	-	-	12	802	-	-	-	802
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	25,531	-	25,531
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	(15,965)	-	(15,965)
Adjustments to redeemable
Class A units	-	-	-	(66,075)	-	-	-	(66,075)
Other	-	-	-	(60)	2	(418)	(545)	(1,021)
Balance, June 30, 2010	33,949	$823,534	182,290	$6,951,672	$(1,581,176)	$37,597	$407,286	$6,638,913

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$309,755	$116,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	280,058	277,806
Equity in income of partially owned entities, including Alexander’s and Toys “R” Us	(114,664)	(91,227)
Straight-lining of rental income	(38,557)	(53,002)
Amortization of below market leases, net	(32,209)	(37,542)
Distributions of income from partially owned entities	18,517	15,131
Other non-cash adjustments	17,007	25,069
Litigation loss accrual	10,056	-
Net gain on dispositions of assets other than depreciable real estate	(7,687)	-
Net gain resulting from Lexington Realty Trust’s March 2010 stock issuance	(5,998)	-
Net loss (gain) on early extinguishment of debt	1,072	(23,589)
Mezzanine loans loss accrual	6,900	122,738
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588
Changes in operating assets and liabilities:
Accounts receivable, net	(400)	15,654
Other assets	53,598	(17,773)
Accounts payable and accrued expenses	23,576	7,715
Other liabilities	11,341	(10,185)
Net cash provided by operating activities	532,365	379,439
Cash Flows from Investing Activities:
Restricted cash	133,888	60,786
Proceeds from sales of, and return of investment in, marketable securities	122,956	9,115
Proceeds from repayment of mezzanine loans receivable	105,061	45,472
Additions to real estate	(68,925)	(84,750)
Development costs and construction in progress	(68,499)	(267,124)
Proceeds from sales of real estate and related investments	49,544	43,873
Investments in mezzanine loans receivable and other	(48,339)	-
Investments in partially owned entities	(41,920)	(25,712)
Proceeds from maturing short-term investments	40,000	-
Deposits in connection with real estate acquisitions	(15,128)	991
Purchases of marketable securities	(13,917)	(11,597)
Distributions of capital from partially owned entities	12,638	9,636
Net cash provided by (used in) investing activities	207,359	(219,310)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,197,525)	$(644,011)
Proceeds from borrowings	901,040	520,137
Distributions to Vornado	(236,279)	(126,174)
Distributions to preferred unitholders	(28,533)	(28,540)
Distributions to redeemable security holders	(27,665)	(20,931)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings	(15,396)	(522)
Redemption of redeemable partnership units	(13,000)	(24,331)
Debt issuance costs	(5,724)	(4,338)
Proceeds from issuance of Class A units to Vornado	-	710,226
Net cash (used in) provided by financing activities	(623,082)	381,516
Net increase in cash and cash equivalents	116,642	541,645
Cash and cash equivalents at beginning of period	535,479	1,526,853
Cash and cash equivalents at end of period	$652,121	$2,068,498

Supplemental Disclosure of Cash Flow Information:
Cash payments for interests (including capitalized interest of $875 and $10,078)	$270,997	$321,065
Cash payments for income taxes	$3,861	$3,840

Non-Cash Transactions:
Adjustments to redeemable Class A units	$(66,075)	$194,183
Issuance of Class A units upon redemption of redeemable partnership units	35,711	49,990
Unrealized net gain (loss) on sale of securities available for sale	25,531	(12,213)
Extinguishment of a liability in connection with the acquisition of real estate	20,500	-
Distributions to Vornado paid in Class A units	-	188,986
Distributions to redeemable security holders paid in Class A units	-	16,280

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 92.5% of the common limited partnership interest in the Operating Partnership at June 30, 2010.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

On July 8, 2010, we completed the first closing of Vornado Capital Partners, L.P., our real estate investment fund (the “Fund”) with initial equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We serve as the general partner and investment manager of the Fund and it will be our exclusive investment vehicle during its three-year investment period for all investments that fit within the Fund’s investment parameters.  The Fund’s investment parameters include debt, equity and other interests in real estate, and excludes (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years from the final closing date.  In the six months ended June 30, 2010, we expensed $2,730,000 of Fund organization costs, which is included as a component of “general and administrative” expenses on our consolidated statement of income, and expect to incur additional expenses of approximately $3,700,000 in the third quarter of 2010.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Operating Partnership and its consolidated partially owned entities.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Reports on Form 10-K for the year ended December 31, 2009, as filed with the SEC. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

3.    Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The application of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2010, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of June 30, 2010, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			May 1, 2010	October 31, 2009
Assets			$11,410,000	$12,589,000
Liabilities			9,877,000	11,198,000
Noncontrolling interests			-	112,000
Toys “R” Us, Inc. equity			1,533,000	1,279,000

	For the Three		For the Six
	Months Ended		Months Ended
Income Statement:	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Total revenues	$2,608,000	$2,477,000	$8,465,000	$7,938,000
Net (loss) income attributable to Toys	$(71,000)	$(50,000)	$308,000	$242,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2010, we own 32.4% of the outstanding common stock of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of June 30, 2010, Alexander’s owed us $58,817,000 in fees under these agreements.

Based on Alexander’s June 30, 2010 closing share price of $302.92, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s is $501,050,000, or $302,732,000 in excess of the June 30, 2010 carrying amount on our consolidated balance sheet.  As of June 30, 2010, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $60,169,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to the real estate (land and buildings).  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income of Alexander’s.  This amortization is not material to our share of equity in Alexander’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) – continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2010	December 31, 2009
Assets			$1,696,000	$1,704,000
Liabilities			1,363,000	1,389,000
Noncontrolling interests			3,000	2,000
Stockholders' equity			330,000	313,000

	For the Three		For the Six
	Months Ended		Months Ended
Income Statement:	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total revenues	$59,000	$55,000	$118,000	$108,000
Net income attributable to Alexander’s	$15,000	$13,000	$31,000	$59,000

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of June 30, 2010, we own 18,468,969 Lexington common shares, or approximately 13.8% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s June 30, 2010 closing share price of $6.01, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $110,999,000, or $55,355,000 in excess of the June 30, 2010 carrying amount on our consolidated balance sheet.  As of June 30, 2010, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $71,885,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.  Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			March 31, 2010	September 30, 2009
Assets			$3,537,000	$3,702,000
Liabilities			2,199,000	2,344,000
Noncontrolling interests			86,000	94,000
Shareholders’ equity			1,252,000	1,264,000

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
Income Statement:	2010	2009	2010	2009
Total revenues	$89,000	$93,000	$179,000	$192,000
Net loss attributable to Lexington	$(27,000)	$(65,000)	$(73,000)	$(79,000)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

				Balance as of
(Amounts in thousands)				June 30,		December 31,
Investments:				2010		2009
Toys				$495,800		$409,453

Alexander’s				$198,318		$193,174
Partially owned office buildings				158,063		158,444
India real estate ventures				124,607		93,322
Lexington				55,644		55,106
Other equity method investments				297,252		299,786
				$833,884		$799,832

	For the Three Months			For the Six Months
(Amounts in thousands)	Ended June 30,			Ended June 30,
Our Share of Net (Loss) Income:	2010	2009		2010		2009
Toys:
32.7% share of:
Equity in net (loss) income before income taxes	$(47,314)	$(25,854)		$126,236		$122,531
Income tax benefit (expense)	24,123	9,634		(25,587)		(43,457)
Equity in net (loss) income	(23,191)	(16,220)		100,649		79,074
Non-cash purchase price accounting adjustments	-	13,946		-		13,946
Interest and other income	2,187	1,947		4,217		3,800
	$(21,004)	$(327)		$104,866		$96,820
Alexander’s:
32.4% share of:
Equity in net income before reversal of stock
appreciation rights compensation expense	$4,920	$3,767		$8,697		$7,622
Reversal of stock appreciation rights
compensation expense	-	-		-		11,105
Equity in net income	4,920	3,767		8,697		18,727
Management and leasing fees	2,092	2,199		4,170		4,092
Development fees	54	648		659		1,928
	$7,066	$6,614		$13,526		$24,747

Lexington – 13.8% share in 2010 and 16.1%
share in 2009 of equity in net (loss) income	$(428)	$(6,876)	(1)	$5,617	(2)	$(9,915)	(1)

India real estate ventures – 4% to 36.5% range in our
share of equity in net income (loss)	606	(784)		2,257		(921)

Other, net (3)	(2,792)	(15,137)	(4)	(5,604)		(19,504)	(4)
	$(2,614)	$(22,797)		$2,270		$(30,340)
___________________________________

(1)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(2)	Includes a $5,998 net gain resulting from Lexington’s March 2010 stock issuance.

(3)	Represents equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(4)	Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Investments in Partially Owned Entities - continued

Below is a summary of the debt of our partially owned entities as of June 30, 2010 and December 31, 2009, none of which is recourse to us.

	100% of
	Partially Owned Entities’ Debt at
(Amounts in thousands)	June 30,	December 31,
	2010	2009
Toys (32.7% interest) (as of May 1, 2010 and October 31, 2009, respectively):
10.75% senior unsecured notes, due 2017 (Face value – $950,000)	$926,970	$925,931
8.50% senior unsecured notes, due 2017 (Face value $725,000)	715,098	-
$2.0 billion credit facility, due 2012, LIBOR plus 1.00% – 4.25%	-	418,777
$800 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.60% at
June 30, 2010)	798,255	797,911
Senior U.K. real estate facility, due 2013, with interest at 5.02%	536,167	578,982
7.625% bonds, due 2011 (Face value – $500,000)	493,220	490,613
7.875% senior notes, due 2013 (Face value – $400,000)	383,673	381,293
7.375% senior notes, due 2018 (Face value – $400,000)	341,202	338,989
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.35% at
June 30, 2010)	180,529	180,456
4.51% Spanish real estate facility, due 2013	172,004	191,436
Japan borrowings, due 2011	171,550	168,720
Japan bank loans, due 2011 – 2014, 1.20% – 2.85%	161,155	172,902
6.84% Junior U.K. real estate facility, due 2013	94,076	101,861
4.51% French real estate facility, due 2013	82,978	92,353
8.750% debentures, due 2021 (Face value – $22,000)	21,038	21,022
Mortgage loan, due 2010, LIBOR plus 1.30%	-	800,000
European and Australian asset-based revolving credit facility, due 2012, LIBOR/EURIBOR
plus 4.00%	-	102,760
Other	149,508	136,206
	5,227,423	5,900,212
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in
February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	357,419	362,989
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in
July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.55% at
June 30, 2010)	282,615	266,411
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at
7.46% (prepayable without penalty after December 2010)	153,540	183,319
Rego Park mortgage note payable, due in March 2012 (prepayable without penalty)	78,246	78,246
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable
without penalty)	68,000	68,000
	1,259,820	1,278,965
Lexington (13.8% interest) (as of March 31, 2010 and September 30, 2009, respectively)
Mortgage loans collateralized by Lexington’s real estate, due from 2010 to 2037, with a
weighted average interest rate of 5.78% at March 31, 2010 (various prepayment terms)	2,002,650	2,132,253

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Investments in Partially Owned Entities - continued
	100% of
	Partially Owned Entities’ Debt at
	June 30,	December 31,
(Amounts in thousands)	2010	2009
Partially owned office buildings:
330 Madison Avenue (25% interest) $150,000 mortgage note payable, due in June 2015,	$150,000	$150,000
LIBOR plus 1.50% (1.87% at June 30, 2010)
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due 2011, with a weighted
average interest rate of 5.85% at June 30, 2010 (various prepayment terms)	140,444	141,547
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% (3.10% at June 30, 2010)
with an interest rate floor of 6.50%	85,249	85,249
Fairfax Square (20% interest) mortgage note payable, due in December 2014,
with interest at 7.00% (prepayable without penalty after July 2014)	72,138	72,500
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011,
LIBOR plus 1.00% (1.34% at June 30, 2010)	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable, collateralized by land, due in July
2022, with interest at 5.71%; we obtained a fee interest in the land upon foreclosure
of our $9,041 mezzanine loan	50,150	-
West 57th Street (50% interest) mortgage note payable, due in February 2014,
with interest at 4.94% (prepayable without penalty)	23,086	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014,
with interest at 8.07% (prepayable without penalty after April 2014)	20,794	20,773
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2010 to 2022, with a weighted average interest rate
of 12.78% at June 30, 2010 (various prepayment terms)	189,031	178,553
India Property Fund L.P. (36.5% interest) revolving credit facility, repaid upon
maturity in March 2010	-	77,000
Verde Realty Operating Partnership (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2010 to 2025, with a weighted
average interest rate of 5.85% at June 30, 2010 (various prepayment terms)	582,982	607,089
Green Courte Real Estate Partners, LLC (8.3% interest) (as of March 31, 2010 and September 30, 2009), mortgage notes payable, collateralized by the partnerships’
real estate, due from 2010 to 2018, with a weighted average interest rate of 5.29% at
June 30, 2010 (various prepayment terms)	303,263	304,481
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR
plus 2.00% - 3.50% (2.56% at June 30, 2010)	209,606	183,742
Monmouth Mall (50% interest) mortgage note payable, due in September 2015,
with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California (45% interest) construction loan, due in March 2013,
LIBOR plus 4.00% (4.38% at June 30, 2010)	130,215	132,570
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013,
with interest at 6.87%	14,576	14,657
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013,
with interest at 6.87%	10,045	10,101
Other	431,784	425,717

          Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,844,923,000 and $3,149,640,000 as of June 30, 2010 and December 31, 2009, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Marketable Securities

The carrying amount of marketable securities on our consolidated balance sheets and their corresponding fair values at June 30, 2010 and December 31, 2009 are as follows:

		As of June 30, 2010		As of December 31, 2009
		Carrying	Fair	Carrying	Fair
(Amounts in thousands)		Amount	Value	Amount	Value
	Marketable equity securities - available for sale	$104,712	$104,712	$79,925	$79,925
	Debt securities(1)	200,580	200,580	300,727	319,393
		$305,292	$305,292	$380,652	$399,318

(1)

In the three months ended June 30, 2010, we sold certain of our investments in debt securities that were classified as “held-to-maturity,” for an aggregate of $122,294 in cash and recognized a $3,774 net gain, which is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” on our consolidated statement of income.  In connection therewith, we reclassified $184,697 of investments in debt securities that were previously classified as “held-to-maturity” to “available for sale” and recorded a $14,135 unrealized gain, which is included as a component of “accumulated other comprehensive income” on our consolidated balance sheet.

At June 30, 2010 and December 31, 2009, we had $37,175,000 and $13,026,000, respectively, of gross unrealized gains.  There were no unrealized losses at June 30, 2010 and $1,223,000 of gross unrealized losses at December 31, 2009.

6.    Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of June 30, 2010 and December 31, 2009.

			Interest Rate
(Amounts in thousands)			as of	Carrying Amount as of
Mezzanine Loans Receivable:		Maturity	June 30, 2010	June 30, 2010	December 31, 2009
	Riley HoldCo Corp. (1)	02/15	10.00%	$74,437	$74,437
	Tharaldson Lodging Companies	04/11	4.65%	72,856	74,701
	280 Park Avenue	06/16	10.25%	70,352	73,750
	Equinox (2)	n/a	n/a	-	97,968
	Other, net	11/11-8/15	1.45% - 8.95%	111,850	73,168
				329,495	394,024
	Valuation allowance (3)			(192,638)	(190,738)
				$136,857	$203,286

(1)

On July 29, 2010, as part of LNR Property Corporation’s (“LNR”) recapitalization, we acquired a 26.2% equity interest in LNR for a new investment of $116,000 in cash and conversion into equity of our mezzanine loan made to LNR’s parent, Riley HoldCo Corp.  At June 30, 2010, the carrying amount of the loan was $15,000, after a $52,537 loss accrual recognized in 2009 and $6,900 in the current quarter.  LNR is the industry leading servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment, finance and management company.  We will account for our investment in LNR on the equity method from the date of the recapitalization.

(2)

In January 2010, Equinox prepaid the entire balance of this loan which was scheduled to mature in February 2013.  We received $99,314, including accrued interest, for our 50% interest in the loan which we acquired in 2006 for $57,500.

(3)

Represents loan loss accruals on certain mezzanine loans based on our estimate of the net realizable value of each loan.  Our estimates are based on the present value of expected cash flows, discounted at each loan’s effective interest rate, or if a loan is collateralized, based on the fair value of the underlying collateral, adjusted for estimated costs to sell.  The excess of the carrying amount over the net realizable value of a loan is recognized as a reduction of “interest and other investment income (loss), net” in our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of June 30, 2010 and December 31, 2009.

	Balance as of
	June 30,	December 31,
(Amounts in thousands)	2010	2009
Identified intangible assets (included in other assets):
Gross amount	$742,453	$755,467
Accumulated amortization	(338,372)	(312,957)
Net	$404,081	$442,510
Identified intangible liabilities (included in deferred credit):
Gross amount	$928,349	$942,968
Accumulated amortization	(331,657)	(309,476)
Net	$596,692	$633,492

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $16,302,000 and $19,560,000 for the three months ended June 30, 2010 and 2009, respectively, and $32,209,000 and $37,542,000 for the six months ended June 30, 2010 and 2009, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$58,657
2012	54,359
2013	46,429
2014	40,471
2015	37,608

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $15,814,000 and $17,778,000 for the three months ended June 30, 2010 and 2009, respectively, and $30,728,000 and $33,564,000 for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$51,724
2012	46,397
2013	38,908
2014	20,099
2015	14,993

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $509,000 and $533,000 for the three months ended June 30, 2010 and 2009, respectively and $1,018,000 and $1,066,000 for the six months ended June 30, 2010 and 2009, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$2,036
2012	2,036
2013	2,036
2014	2,036
2015	2,036

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8. Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2010	2010	2009
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
1290 Avenue of the Americas	01/13	5.97%	429,417	434,643
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	279,932	282,492
909 Third Avenue	04/15	5.64%	208,862	210,660
Eleven Penn Plaza	12/11	5.20%	201,241	203,198

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	112,297	113,267
Bowen Building	06/16	6.14%	115,022	115,022
Universal Buildings	04/14	6.36%	104,854	106,630
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	81,845	82,178
1550 and 1750 Crystal Drive	11/14	7.08%	80,638	81,822
1235 Clark Street	07/12	6.75%	52,786	53,252
2231 Crystal Drive	08/13	7.08%	47,465	48,533
1750 Pennsylvania Avenue	06/12	7.26%	45,507	45,877
241 18th Street	10/10	6.82%	45,097	45,609
1225 Clark Street	08/13	7.08%	28,391	28,925
1800, 1851 and 1901 South Bell Street	12/11	6.91%	14,821	19,338
1101 17th, 1140 Connecticut, 1730 M and 1150 17th Street(2)	n/a	n/a	-	85,910

Retail:
Springfield Mall (including present value of purchase option)(3)	10/12-04/13	9.01%	245,254	242,583
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	91,419	92,601
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	58,534	59,304
Other(4)	12/10-05/36	4.75%-10.70%	156,003	156,709

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex(5)	09/16	10.35%	220,456	217,815
Boston Design Center	09/15	5.02%	69,105	69,667
Washington Design Center	11/11	6.95%	43,849	44,247

Other:
555 California Street	09/11	5.79%	639,754	664,117
Industrial Warehouses	10/11	6.95%	24,622	24,813
Total fixed rate notes and mortgages payable		6.12%	$6,507,971	$6,640,012
___________________
See notes on page 18.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8. Debt - continued
			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2010	2010	2009
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.90%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.88%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.53%	150,000	150,000
West End 25 (construction loan)	02/11	L+130	1.65%	93,998	85,735
1101 17th, 1140 Connecticut, 1730 M and
1150 17th Street(2)	06/14	L+140	1.94%	84,966	-
220 20th Street (construction loan)	01/11	L+115	1.60%	81,239	75,629
River House Apartments	04/18	n/a(6)	1.67%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	1.10%	62,204	65,133
Retail:
Green Acres Mall	02/13	L+140	1.74%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.84%	261,903	261,903
Beverly Connection (7)	07/12	L+350(7)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.62%	75,000	75,000
435 Seventh Avenue (8)	08/14	L+300(8)	5.00%	52,000	52,000
Other	11/12	L+375	4.11%	22,612	22,758
Other:
220 Central Park South	11/10	L+235–L+245	2.74%	123,750	123,750
Other (9)	09/10-02/12	Various	1.85%-4.00%	108,978	117,868
Total variable rate notes and mortgages payable			2.09%	1,892,628	1,805,754
Total notes and mortgages payable			5.21%	$8,400,599	$8,445,766

Senior unsecured notes:
Senior unsecured notes due 2015 (10)	04/15		4.25%	$499,214	$-
Senior unsecured notes due 2039(11)	10/39		7.88%	460,000	446,134
Senior unsecured notes due 2010	12/10		4.75%	148,292	148,240
Senior unsecured notes due 2011	02/11		5.60%	117,360	117,342
Total senior unsecured notes			5.80%	$1,224,866	$711,716

3.88% exchangeable senior debentures due 2025
(see page 19)	04/12		5.32%	$487,685	$484,457

Convertible senior debentures due to Vornado (see page 19)
3.63% due 2026(12)	11/11		5.32%	383,338	424,207
2.85% due 2027	04/12		5.45%	21,512	21,251
Total convertible senior debentures due to Vornado (13)			5.33%	$404,850	$445,458

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.88%	$152,218	$427,218
$.965 billion unsecured revolving credit facility
($21,947 reserved for outstanding letters of credit)	06/11	L+55	-	-	425,000
Total unsecured revolving credit facilities			0.88%	$152,218	$852,218
___________________________
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

(2)         On June 1, 2010, we refinanced this loan in the same amount.  The new loan, which is guaranteed by the Operating Partnership, has a rate of LIBOR plus 1.40% (1.94% at June 30, 2010) and matures in June 2011, with three one-year extension options.

(3)         In the fourth quarter of 2009, we requested that the Springfield Mall mortgage loan with a principal balance of $163,554 be placed with the special servicer.  In March 2010, we received notice from the special servicer that the loan was in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(4)         In March 2010, we requested that the mortgage loan on a California retail property with a principal balance of $17,540 be placed with the special servicer.  We have not made debt service payments since March and are in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(5)         In March 2010, we requested that the High Point Complex mortgage loan be placed with the special servicer.  We have not made debt service payments since March and are in default.  We are in negotiations with the special servicer; there can be no assurance as to the timing and ultimate resolution of these negotiations.

(6)         This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(7)         This loan has a LIBOR floor of 1.50%.

(8)         This loan has a LIBOR floor of 2.00%.

(9)         In June 2010, we extended the maturity date of a $50,000 construction loan to February 2011, with a one-year extension option.  In addition, in July 2010, we extended the maturity date of a $36,000 loan which had matured in October 2009, to September 2010, and are in negotiations to further extend this loan.

(10)      On March 26, 2010, we completed a public offering of $500,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2010.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.  We retained net proceeds of approximately $496,000.

(11)      These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.  In the quarter ended March 31, 2010, we reclassified $13,866 of deferred financing costs to “deferred leasing and financing costs” on our consolidated balance sheet.

(12)      In the second quarter of 2010, we purchased $45,251 aggregate face amount ($44,170 aggregate carrying amount) of our convertible senior debentures for $45,242 in cash, resulting in a net loss of $1,072.

(13)      The net proceeds from the offering of these debentures were contributed to us in the form of an inter-company loan and we fully and unconditionally guaranteed payment of these debentures.  There are no restrictions which limit our ability to make distributions to Vornado and Vornado has no independent assets or operations outside of the Operating Partnership.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Debt - continued

       Pursuant to the provisions of ASC 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	Due to Vornado
	$1.4 Billion Convertible		$1 Billion Convertible		$500 Million Exchangeable
(Amounts in thousands, except per unit amounts)	Senior Debentures		Senior Debentures		Senior Debentures
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Balance Sheet:	2010	2009	2010	2009	2010	2009
Principal amount of debt component	$22,479	$22,479	$392,046	$437,297	$499,982	$499,982
Unamortized discount	(967)	(1,228)	(8,708)	(13,090)	(12,297)	(15,525)
Carrying amount of debt component	$21,512	$21,251	$383,338	$424,207	$487,685	$484,457
Carrying amount of equity component	$2,104	$2,104	$21,027	$23,457	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per Class A unit, as adjusted	$157.18		$148.46		$87.17
Number of Class A units on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Pursuant to the provisions of ASC 470-20, we are required to disclose the conversion price and the number of Class A units on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value).  Our convertible senior debentures due to Vornado require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units.  Based on the June 30, 2010 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date.  The number of Class A units on which the aggregate consideration that would be delivered upon conversion is 143 and 2,641 Class A units, respectively.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Income Statement:	2010	2009	2010	2009
$1.4 Billion Convertible Senior Debentures due to Vornado:
Coupon interest	$160	$9,660	$320	$19,512
Discount amortization – original issue	23	1,305	46	2,631
Discount amortization – ASC 470-20 implementation	107	6,111	215	12,316
	$290	$17,076	$581	$34,459

$1 Billion Convertible Senior Debentures due to Vornado:
Coupon interest	$3,842	$8,856	$7,805	$17,826
Discount amortization – original issue	447	959	903	1,936
Discount amortization – ASC 470-20 implementation	1,198	2,567	2,416	5,180
	$5,487	$12,382	$11,124	$24,942

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844	$9,688	$9,688
Discount amortization – original issue	384	375	762	733
Discount amortization – ASC 470-20 implementation	1,241	1,215	2,466	2,375
	$6,469	$6,434	$12,916	$12,796

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent units held by third parties and are comprised of Class A units not owned by Vornado and Series D-10, D-11, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units.  Redeemable partnership units on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2008	$1,177,978
Net income	17,281
Distributions	(20,931)
Redemption of Class A units, at redemption value	(49,990)
Adjustments to carry redeemable Class A units at redemption value	(194,183)
Other, net	5,944
Balance at June 30, 2009	$936,099

Balance at December 31, 2009	$1,251,628
Net income	21,903
Distributions	(27,338)
Redemption of Class A units, at redemption value	(35,711)
Adjustment to carry redeemable Class A units at redemption value	66,075
Redemption of Series D-12 units	(13,000)
Other, net	7,356
Balance at June 30, 2010	$1,270,913

As of June 30, 2010 and December 31, 2009, the aggregate redemption value of  redeemable Class A units not owned by Vornado was $1,010,913,000 and $971,628,000, respectively.

Redeemable partnership units exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $61,122,000 and $60,271,000 as of June 30, 2010 and December 31, 2009, respectively.

In March and May of 2010, we redeemed 246,153 and 553,847 Series D-12 cumulative redeemable preferred units, respectively, for $16.25 per unit in cash, or $13,000,000 in the aggregate.  In connection with these redemptions, we recognized a $6,972,000 net gain, of which $4,818,000 was recognized in the second quarter of 2010.  Such gain is included as a component of “preferred unit distributions” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.  Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist primarily of (i) marketable securities, (ii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iii) short-term investments (CDARS classified as available-for-sale) and (iv) mandatorily redeemable instruments (Series G convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at June 30, 2010 and December 31, 2009, respectively.

	As of June 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$305,292	$305,292	$-	$-
Deferred compensation plan assets (included in other assets)	83,787	40,189	-	43,598
Total assets	$389,079	$345,481	$-	$43,598

Mandatorily redeemable instruments (included in other liabilities)	$61,122	$61,122	$-	$-

	As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$79,925	$79,925	$-	$-
Deferred compensation plan assets (included in other assets)	80,443	40,854	-	39,589
Short-term investments	40,000	40,000	-	-
Total assets	$200,368	$160,779	$-	$39,589

Mandatorily redeemable instruments (included in other liabilities)	$60,271	$60,271	$-	$-

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships.  The tables below summarize the changes in these assets for the three and six months ended June 30, 2010 and 2009, respectively.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	2010	2009	2010	2009
Beginning balance	$43,263	$32,426	$39,589	$34,176
Total realized/unrealized gains	41	2,806	1,149	1,310
Purchases, sales, other settlements and issuances, net	294	936	2,860	682
Ending balance	$43,598	$36,168	$43,598	$36,168

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Fair Value Measurements - continued

 Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$136,857	$128,591	$203,286	$192,612
Debt:
Notes and mortgages payable	$8,400,599	$8,236,755	$8,445,766	$7,858,873
Senior unsecured notes	1,224,866	1,228,601	711,716	718,302
Exchangeable senior debentures	487,685	537,481	484,457	547,480
Convertible senior debentures due to Vornado	404,850	414,497	445,458	461,275
Revolving credit facility debt	152,218	152,218	852,218	852,218
	$10,670,218	$10,569,552	$10,939,615	$10,438,148

11.    Discontinued Operations

         The table below sets forth the combined results of operations of assets related to discontinued operations for the three and six months ended June 30, 2010 and 2009 and includes the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Total revenues	$-	$5,042	$-	$8,490
Total expenses	-	1,679	-	2,535
Income from discontinued operations	$-	$3,363	$-	$5,955

12.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

	For The Three Months		For The Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Tenant cleaning fees	$13,468	$12,420	$27,120	$25,192
Management and leasing fees	3,380	3,017	12,520	5,418
Lease termination fees	2,841	1,124	9,276	2,748
Other income	12,560	19,338	25,793	33,291
	$32,249	$35,899	$74,709	$66,649

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $192,000 and $183,000 for the three months ended June 30, 2010 and 2009, respectively, and $392,000 and $381,000 for the six months ended June 30, 2010 and 2009, respectively.  The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 4 – Investments in Partially Owned Entities).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Stock-based Compensation

On May 13, 2010, Vornado’s shareholders approved the 2010 Omnibus Share Plan (the “Plan’), which replaces the 2002 Omnibus Share Plan.  Under the Plan, the Compensation Committee of Vornado’s Board of Trustee’s (the “Committee”) may grant eligible participants, awards of  Vornado stock options, stock appreciation rights, performance shares, restricted shares and other stock-based awards and partnership units, certain of which may provide for dividends or dividend equivalents and voting rights prior to vesting.  Awards may be granted up to a maximum of 6,000,000 Vornado shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 Vornado shares, if all of the awards granted are Not Full Value Awards, as defined.  Full Value Awards are awards of securities, such as Vornado restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as Vornado stock options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only Vornado restricted shares, it could award up to 6,000,000 Vornado restricted shares.  On the other hand, if the Committee were to award only Vornado stock options, it could award options to purchase up to 12,000,000 Vornado common shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.

We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 consists of Vornado stock option awards, Vornado restricted stock awards, restricted unit awards and out-performance plan awards.  Stock-based compensation expense was $8,480,000 and $5,651,000 in the quarter ended June 30, 2010 and 2009, respectively, and $14,957,000 and $15,900,000 in the six months ended June 30, 2010 and 2009, respectively.

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

14.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

(Amounts in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Dividends and interest on marketable securities	$7,377	$6,095	$14,622	$12,513
Mezzanine loans receivable loss accrual	(6,900)	(122,738)	(6,900)	(122,738)
Interest on mezzanine loans	2,325	9,780	5,040	20,104
Mark-to-market of investments in our deferred compensation plan (1)	(986)	6,210	1,777	416
Other, net	2,060	2,500	4,045	5,611
	$3,876	$(98,153)	$18,584	$(84,094)
__________________________

(1)	This income (loss) is entirely offset by the expense (income) resulting from the mark-to-market of the deferred compensation plan liability, which is included in “general and administrative” expense.

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

	For the Three Months		For the Six Months
(Amounts in thousands, except per unit amounts)	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$77,211	$(43,738)	$309,755	$110,101
Income from discontinued operations	-	3,363	-	5,955
Net income (loss)	77,211	(40,375)	309,755	116,056
Net (income) loss attributable to noncontrolling interests	(981)	3,200	(1,194)	3,700
Net income (loss) attributable to Vornado Realty L.P.	76,230	(37,175)	308,561	119,756
Preferred unit distributions	(13,939)	(19,219)	(30,770)	(38,425)
Net income (loss) attributable to Class A unitholders	62,291	(56,394)	277,791	81,331
Earnings allocated to unvested participating securities	(977)	(1,111)	(1,856)	(2,260)
Numerator for basic income (loss) per Class A unit	61,314	(57,505)	275,935	79,071
Impact of assumed conversions:
Convertible preferred unit distributions	-	-	81	-
Numerator for diluted income (loss) per Class A unit	$61,314	$(57,505)	$276,016	$79,071

Denominator:
Denominator for basic income (loss) per Class A unit –	194,935	184,777	194,612	177,204
weighted average units
Effect of dilutive securities(1):
Employee unit options and restricted unit awards	2,219	-	2,362	1,669
Convertible preferred units	-	-	72	-
Denominator for diluted income (loss) per Class A unit –
weighted average units and assumed conversions	197,154	184,777	197,046	178,873

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Income (loss) from continuing operations	$0.31	$(0.33)	$1.42	$0.41
Income from discontinued operations	-	0.02	-	0.04
Net income (loss) per Class A unit	$0.31	$(0.31)	$1.42	$0.45

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Income (loss) from continuing operations	$0.31	$(0.33)	$1.40	$0.41
Income from discontinued operations	-	0.02	-	0.03
Net income (loss) per Class A unit	$0.31	$(0.31)	$1.40	$0.44

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average Class A unit equivalents. Accordingly the three months ended June 30, 2010 and 2009 exclude 6,564 and 9,482 weighted average Class A unit equivalents, respectively, and the six months ended June 30, 2010 and 2009 exclude 6,493 and 7,640 weighted average Class A unit equivalents, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.    Comprehensive Income (Loss)

	For The Three Months		For The Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$77,211	$(40,375)	$309,755	$116,056
Other comprehensive income (loss)	7,644	10,946	9,148	(28,952)
Comprehensive income (loss)	84,855	(29,429)	318,903	87,104
Less: Comprehensive income (loss) attributable to noncontrolling interests	981	(3,200)	1,194	(3,700)
Comprehensive income (loss) attributable to Vornado Realty L.P.	$83,874	$(26,229)	$317,709	$90,804

        Substantially all of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 relates to income or loss from the mark-to-market of marketable securities classified as available-for-sale and our share of other comprehensive income or loss of partially owned entities.

17.    Retirement Plan

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income.

18.    Subsequent Event

          On July 29, 2010, as part of LNR Property Corporation’s (“LNR”) recapitalization, we acquired a 26.2% equity interest in LNR for a new investment of $116,000,000 in cash and conversion into equity of our mezzanine loan made to LNR’s parent, Riley HoldCo Corp.  At June 30, 2010, the carrying amount of the loan was $15,000,000, after a $52,537,000 loss accrual recognized in 2009 and $6,900,000 in the current quarter.  LNR is the industry leading servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment, finance and management company.  We will account for our investment in LNR on the equity method from the date of the recapitalization.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Commitments and Contingencies

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $254,042,000.

At June 30, 2010, $21,947,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $217,800,000, of which $200,000,000 is committed to our real estate Fund.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Commitments and Contingencies - continued

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.  In June 2010, our motion was granted and a final judgment was entered that disposed of Mr. Trump’s claims with prejudice.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We have filed a notice of appeal and the Trial Court’s judgment is stayed pending the appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$541,839	$195,248	$146,059	$97,000	$60,932	$-	$42,600
Straight-line rents:
Contractual rent increases	12,824	6,387	1,626	3,672	847	-	292
Amortization of free rent	4,811	868	(687)	4,134	(59)	-	555
Amortization of acquired below-
market leases, net	16,302	9,134	615	4,957	15	-	1,581
Total rentals	575,776	211,637	147,613	109,763	61,735	-	45,028
Tenant expense reimbursements	88,080	32,431	13,376	36,073	3,937	-	2,263
Fee and other income:
Tenant cleaning fees	13,468	20,639	-	-	-	-	(7,171)
Management and leasing fees	3,380	1,393	2,384	321	19	-	(737)
Lease termination fees	2,841	2,297	82	428	34	-	-
Other	12,560	4,513	5,055	1,063	784	-	1,145
Total revenues	696,105	272,910	168,510	147,648	66,509	-	40,528
Operating expenses	267,925	111,055	52,052	56,604	31,812	-	16,402
Depreciation and amortization	135,265	44,271	36,533	27,714	12,674	-	14,073
General and administrative	49,582	4,767	6,200	6,827	7,181	-	24,607
Litigation loss accrual and acquisition
costs	1,930	-	-	-	-	-	1,930
Total expenses	454,702	160,093	94,785	91,145	51,667	-	57,012
Operating income (loss)	241,403	112,817	73,725	56,503	14,842	-	(16,484)
Income applicable to Alexander's	7,066	195	-	198	-	-	6,673
Loss applicable to Toys	(21,004)	-	-	-	-	(21,004)	-
(Loss) income from partially owned
entities	(2,614)	1,142	188	931	55	-	(4,930)
Interest and other investment
income, net	3,876	163	23	186	12	-	3,492
Interest and debt expense	(149,887)	(33,047)	(34,304)	(21,000)	(16,255)	-	(45,281)
Net loss on early extinguishment of
debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,382	-	-	-	(31)	-	4,413
Income (loss) before income taxes	82,150	81,270	39,632	36,818	(1,377)	(21,004)	(53,189)
Income tax (expense) benefit	(4,939)	(335)	620	-	(402)	-	(4,822)
Net income (loss)	77,211	80,935	40,252	36,818	(1,779)	(21,004)	(58,011)
Net (income) loss attributable to
noncontrolling interests	(981)	(2,556)	-	256	-	-	1,319
Net income (loss) attributable to
Vornado Realty L.P.	76,230	78,379	40,252	37,074	(1,779)	(21,004)	(56,692)
Interest and debt expense(2)	207,512	31,595	34,943	22,526	16,478	42,093	59,877
Depreciation and amortization(2)	184,103	42,736	39,694	28,500	12,785	34,444	25,944
Income tax (benefit) expense(2)	(19,140)	335	(617)	-	402	(24,123)	4,863
EBITDA(1)	$448,705	$153,045	$114,272	$88,100	$27,886	$31,410	$33,992

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended June 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$512,696	$190,226	$133,424	$89,083	$60,954	$-	$39,009
Straight-line rents:
Contractual rent increases	13,297	7,474	3,156	2,161	652	-	(146)
Amortization of free rent	8,963	767	3,645	4,109	271	-	171
Amortization of acquired below-
market leases, net	19,560	9,885	946	8,267	12	-	450
Total rentals	554,516	208,352	141,171	103,620	61,889	-	39,484
Tenant expense reimbursements	83,375	32,092	14,514	30,148	4,512	-	2,109
Fee and other income:
Tenant cleaning fees	12,420	17,818	-	-	-	-	(5,398)
Management and leasing fees	3,017	999	1,987	413	(43)	-	(339)
Lease termination fees	1,124	256	700	100	68	-	-
Other	19,338	5,358	4,712	1,189	1,525	-	6,554
Total revenues	673,790	264,875	163,084	135,470	67,951	-	42,410
Operating expenses	269,711	109,646	54,514	53,419	34,470	-	17,662
Depreciation and amortization	136,686	43,153	34,186	28,784	13,767	-	16,796
General and administrative	49,632	4,531	5,560	6,393	6,930	-	26,218
Total expenses	456,029	157,330	94,260	88,596	55,167	-	60,676
Operating income (loss)	217,761	107,545	68,824	46,874	12,784	-	(18,266)
Income applicable to Alexander's	6,614	193	-	262	-	-	6,159
Loss applicable to Toys	(327)	-	-	-	-	(327)	-
(Loss) income from partially owned
entities	(22,797)	1,252	2,044	794	35	-	(26,922)
Interest and other investment (loss)
income, net	(98,153)	240	179	(198)	41	-	(98,415)
Interest and debt expense	(159,063)	(33,356)	(31,109)	(22,609)	(12,964)	-	(59,025)
Net gain on early extinguishment of
debt	17,684	-	-	-	-	-	17,684
(Loss) income before income taxes	(38,281)	75,874	39,938	25,123	(104)	(327)	(178,785)
Income tax expense	(5,457)	(260)	(755)	(111)	(665)	-	(3,666)
(Loss) income from continuing
operations	(43,738)	75,614	39,183	25,012	(769)	(327)	(182,451)
Income from discontinued operations	3,363	-	2,184	1,179	-	-	-
Net (loss) income	(40,375)	75,614	41,367	26,191	(769)	(327)	(182,451)
Net loss (income) attributable to
noncontrolling interests	3,200	(1,744)	-	497	-	-	4,447
Net (loss) income attributable to
Vornado Realty L.P.	(37,175)	73,870	41,367	26,688	(769)	(327)	(178,004)
Interest and debt expense(2)	197,512	31,675	32,237	24,459	13,190	15,578	80,373
Depreciation and amortization(2)	181,528	41,969	35,904	29,625	13,883	31,754	28,393
Income tax (benefit) expense(2)	(3,784)	260	761	111	665	(9,634)	4,053
EBITDA(1)	$338,081	$147,774	$110,269	$80,883	$26,969	$37,371	$(65,185)

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,065,960	$387,852	$285,939	$192,764	$122,376	$-	$77,029
Straight-line rents:
Contractual rent increases	26,324	13,280	3,823	7,508	1,230	-	483
Amortization of free rent	12,233	1,769	1,770	6,674	1,055	-	965
Amortization of acquired below-
market leases, net	32,209	18,339	1,347	9,498	(106)	-	3,131
Total rentals	1,136,726	421,240	292,879	216,444	124,555	-	81,608
Tenant expense reimbursements	181,001	65,683	29,126	73,716	8,024	-	4,452
Fee and other income:
Tenant cleaning fees	27,120	41,057	-	-	-	-	(13,937)
Management and leasing fees	12,520	2,850	10,480	545	33	-	(1,388)
Lease termination fees	9,276	3,025	528	3,836	1,887	-	-
Other	25,793	8,923	10,922	1,803	2,784	-	1,361
Total revenues	1,392,436	542,778	343,935	296,344	137,283	-	72,096
Operating expenses	546,980	226,104	108,715	110,178	71,031	-	30,952
Depreciation and amortization	271,089	87,978	73,216	55,695	26,029	-	28,171
General and administrative	98,312	9,346	12,097	13,832	14,411	-	48,626
Litigation loss accrual and acquisition
costs	11,986	-	10,056	-	-	-	1,930
Total expenses	928,367	323,428	204,084	179,705	111,471	-	109,679
Operating income (loss)	464,069	219,350	139,851	116,639	25,812	-	(37,583)
Income applicable to Alexander's	13,526	388	-	409	-	-	12,729
Income applicable to Toys	104,866	-	-	-	-	104,866	-
Income (loss) from partially owned
entities	2,270	2,252	(4)	2,111	231	-	(2,320)
Interest and other investment
income, net	18,584	327	50	191	25	-	17,991
Interest and debt expense	(289,622)	(65,733)	(68,788)	(38,899)	(29,042)	-	(87,160)
Net loss on early extinguishment of
debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	7,687	-	-	-	765	-	6,922
Income (loss) before income taxes	320,308	156,584	71,109	80,451	(2,209)	104,866	(90,493)
Income tax expense	(10,553)	(809)	(100)	(35)	(596)	-	(9,013)
Net income (loss)	309,755	155,775	71,009	80,416	(2,805)	104,866	(99,506)
Net (income) loss attributable to
noncontrolling interests	(1,194)	(4,848)	-	498	-	-	3,156
Net income (loss) attributable to
Vornado Realty L.P.	308,561	150,927	71,009	80,914	(2,805)	104,866	(96,350)
Interest and debt expense(2)	403,699	62,587	70,114	41,880	29,487	83,233	116,398
Depreciation and amortization(2)	370,252	84,810	79,535	57,311	26,267	69,771	52,558
Income tax expense(2)	36,566	809	107	35	655	25,587	9,373
EBITDA(1)	$1,119,078	$299,133	$220,765	$180,140	$53,604	$283,457	$81,979

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,019,779	$378,988	$262,798	$177,233	$123,955	$-	$76,805
Straight-line rents:
Contractual rent increases	26,793	14,189	5,775	5,615	1,271	-	(57)
Amortization of free rent	20,189	2,307	7,069	10,417	293	-	103
Amortization of acquired below-
market leases, net	37,542	19,808	2,048	13,536	41	-	2,109
Total rentals	1,104,303	415,292	277,690	206,801	125,560	-	78,960
Tenant expense reimbursements	181,404	67,249	33,044	67,216	9,831	-	4,064
Fee and other income:
Tenant cleaning fees	25,192	34,590	-	-	-	-	(9,398)
Management and leasing fees	5,418	2,094	3,952	691	14	-	(1,333)
Lease termination fees	2,748	298	1,682	100	668	-	-
Other	33,291	10,407	10,150	1,648	2,863	-	8,223
Total revenues	1,352,356	529,930	326,518	276,456	138,936	-	80,516
Operating expenses	548,609	223,190	111,490	106,199	73,665	-	34,065
Depreciation and amortization	268,342	87,263	69,909	51,790	27,146	-	32,234
General and administrative	128,697	13,693	14,469	18,144	17,894	-	64,497
Total expenses	945,648	324,146	195,868	176,133	118,705	-	130,796
Operating income (loss)	406,708	205,784	130,650	100,323	20,231	-	(50,280)
Income applicable to Alexander's	24,747	385	-	411	-	-	23,951
Income applicable to Toys	96,820	-	-	-	-	96,820	-
(Loss) income from partially owned
entities	(30,340)	2,454	3,628	1,986	160	-	(38,568)
Interest and other investment (loss)
income, net	(84,094)	522	319	53	71	-	(85,059)
Interest and debt expense	(316,823)	(66,474)	(61,954)	(44,778)	(25,800)	-	(117,817)
Net gain on early extinguishment of
debt	23,589	-	-	769	-	-	22,820
Income (loss) before income taxes	120,607	142,671	72,643	58,764	(5,338)	96,820	(244,953)
Income tax expense	(10,506)	(260)	(1,188)	(277)	(908)	-	(7,873)
Income (loss) from continuing
operations	110,101	142,411	71,455	58,487	(6,246)	96,820	(252,826)
Income from discontinued operations	5,955	-	4,012	1,943	-	-	-
Net income (loss)	116,056	142,411	75,467	60,430	(6,246)	96,820	(252,826)
Net loss (income) attributable to
noncontrolling interests	3,700	(3,621)	-	615	-	-	6,706
Net income (loss) attributable to
Vornado Realty L.P.	119,756	138,790	75,467	61,045	(6,246)	96,820	(246,120)
Interest and debt expense(2)	399,689	63,113	63,838	47,518	26,248	50,761	148,211
Depreciation and amortization(2)	361,118	84,730	73,147	53,695	27,431	67,011	55,104
Income tax expense(2)	54,283	260	1,195	277	973	43,457	8,121
EBITDA(1)	$934,846	$286,893	$213,647	$162,535	$48,406	$258,049	$(34,684)

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

 (3)  The tables below provide information about EBITDA from certain investments that are included in the “other” column of the preceding EBITDA by segment reconciliations.  The totals for each of the columns below agree to the total EBITDA for the “other” column in the preceding EBITDA by segment reconciliations.

	For the Three Months			For the Six Months
(Amounts in thousands)	Ended June 30,			Ended June 30,
	2010	2009		2010		2009
Alexander's	$14,260	$14,061		$28,659		$38,460
Lexington	11,435	6,603	(2)	29,283	(3)	16,992	(2)
555 California Street	11,136	10,157		22,624		21,795
Hotel Pennsylvania	6,616	3,617		6,169		4,224
Industrial warehouses	768	1,369		1,607		2,683
Other investments	8,423	(9,114)	(4)	20,157		(5,167)	(4)
	52,638	26,693		108,499		78,987
Corporate general and administrative expenses (1)	(20,642)	(16,564)		(39,956)		(38,032)
Investment income and other, net (1)	13,235	25,293		22,912		37,775
Net loss attributable to noncontrolling interests	1,319	4,447		3,156		6,706
Mezzanine loans receivable loss accrual	(6,900)	(122,738)		(6,900)		(122,738)
Real estate Fund organization costs	(2,656)	-		(2,730)		-
Costs of acquisitions not consummated	(1,930)	-		(1,930)		-
Net (loss) gain on early extinguishment of debt	(1,072)	17,684		(1,072)		22,820
Write-off of unamortized costs from the voluntary surrender of equity
awards	-	-		-		(20,202)
	$33,992	$(65,185)		$81,979		$(34,684)

(1)				The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

(2)				Includes $4,580 for our share of impairment losses recorded by Lexington.

(3)				Includes a $5,998 net gain resulting from Lexington's March 2010 stock issuance.

(4)				Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the "Company") as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and of changes in equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

August 6, 2010

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2010.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending June 30, 2010:

	Total Return(1)
	Vornado	RMS	SNL
One-year	67.1%	55.2%	55.2%
Three-year	(26.2%)	(25.0%)	(22.4%)
Five-year	9.2%	0.5%	3.9%
Ten-year	241.8%	151.6%	164.7%

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

On July 8, 2010, we completed the first closing of Vornado Capital Partners, L.P., our real estate investment fund (the “Fund”) with initial equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We serve as the general partner and investment manager of the Fund and it will be our exclusive investment vehicle during its three-year investment period for all investments that fit within the Fund’s investment parameters.  The Fund’s investment parameters include debt, equity and other interests in real estate, and excludes (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years from the final closing date.  In the six months ended June 30, 2010, we expensed $2,730,000 of Fund organization costs, which is included as a component of “general and administrative” expenses on our consolidated statement of income, and expect to incur additional expenses of approximately $3,700,000 in the third quarter of 2010.

We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia areas. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Risk Factors” in Item 1A of our Annual Report on form 10-K for the year ended December 31, 2009 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 negatively affected substantially all businesses, including ours.  Although signs of a recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.

Overview - continued

Quarter Ended June 30, 2010 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2010 was $62,291,000, or $0.31 per diluted Class A unit, compared to a net loss of $56,394,000, or $0.31 per diluted Class A unit, for the quarter ended June 30, 2009.  Net loss for the quarter ended June 30, 2009 includes $500,000 for our share of net gains on sale of real estate.  In addition, the quarters ended June 30, 2010 and 2009 include certain items that affect comparability which are listed in the table below.  The aggregate of the net gains on sale of real estate and the items in the table below, decreased net income attributable to Class A unitholders for the quarter ended June 30, 2010 by $13,576,000, or $0.07 per diluted Class A unit and increased net loss attributable to Class A unitholders for the quarter ended June 30, 2009 by $100,345,000, or $0.54 per diluted Class A unit.

	For the Three Months
	Ended June 30,
(Amounts in thousands)	2010	2009
Items that affect comparability (income) expense:
Mezzanine loans receivable loss accrual	$6,900	$122,738
Default interest and fees accrued on three loans in special servicing	6,558	-
Net gain on redemption of redeemable preferred units	(4,818)	-
Real estate Fund organization costs	2,656	-
Costs of acquisitions not consummated	1,930	-
Net loss (gain) on early extinguishment of debt	1,072	(17,684)
Other, net	(722)	(4,209)
Items that affect comparability	$13,576	$100,845

The percentage increase in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2010 over the quarter ended June 30, 2009 and the trailing quarter ended March 31, 2010 are summarized below.

		New York	Washington, DC		Merchandise
Same Store EBITDA:		Office	Office	Retail	Mart
	June 30, 2010 vs. June 30, 2009
	GAAP basis	2.2%	6.9%	12.3%	2.6%
	Cash Basis	3.5%	13.2%	12.7%	3.1%
	June 30, 2010 vs. March 31, 2010
	GAAP basis	3.6%	3.1%	1.5%	19.1%	(1)
	Cash Basis	4.8%	6.7%	0.1%	22.1%	(1)

(1)	Primarily from the timing of trade shows.

Overview – continued

Six Months Ended June 30, 2010 Financial Results Summary

Net income attributable to Class A units for the six months ended June 30, 2010 was $277,791,000, or $1.40 per diluted Class A unit, compared to $81,331,000, or $0.44 per diluted Class A unit, for the six months ended June 30, 2009.  Net income for the six months ended June 30, 2010 and 2009 include $307,000 and $673,000, respectively, for our share of net gains on sale of real estate.  In addition, the six months ended June 30, 2010 and 2009 include certain items that affect comparability which are listed in the table below.  The aggregate of the net gains on sale of real estate and the items in the table below, decreased net income attributable to Class A unitholders for the six months ended June 30, 2010 by $11,373,000, or $0.06 per diluted Class A unit and decreased net income attributable to Class A unitholders for the six months ended June 30, 2009 by $117,624,000, or $0.66 per diluted Class A unit.

	For the Six Months
	Ended June 30,
(Amounts in thousands)	2010	2009
Items that affect comparability (income) expense:
Litigation loss accrual and costs of acquisitions not consummated	$11,986	$-
Net gain on redemption of redeemable preferred units	(6,972)	-
Mezzanine loans receivable loss accrual	6,900	122,738
Default interest and fees accrued on three loans in special servicing	6,558	-
Net gain resulting from Lexington's March 2010 stock issuance	(5,998)	-
Net gain on sale of condominiums	(3,149)	-
Real estate Fund organization costs	2,730	-
Net loss (gain) on early extinguishment of debt	1,072	(23,589)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588
Alexander's stock appreciation rights	-	(11,105)
Other, net	(1,447)	(2,335)
Items that affect comparability	$11,680	$118,297

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the six months ended June 30, 2010 over the six months ended June 30, 2009 is summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
June 30, 2010 vs. June 30, 2009
GAAP basis	1.7%	6.5%	7.8%	(1.0%)
Cash Basis	2.7%	10.8%	11.2%	(1.9%)

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

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of June 30, 2010:	Office	Office	Retail (3)	Office	Showroom
Square feet (in service)	16,187	18,558	22,767	2,630	6,166
Number of properties	28	84	164	8	8
Occupancy rate	95.5%	95.0%(2)	92.3%	91.1%	91.7%

Leasing Activity:
Quarter Ended June 30, 2010:
Square feet	308	363	453	306	288
Initial rent per square foot (1)	$49.69	$36.96	$21.47	$24.51	$25.78
Weighted average lease terms (years)	7.5	3.9	8.6	14.4	3.3
Rent per square foot - relet space:
Square feet	245	285	169	42	288
Initial rent - cash basis (1)	$49.64	$37.25	$16.54	$25.37	$25.78
Prior escalated rent - cash basis	$53.52	$35.21	$16.30	$25.49	$26.34
Percentage (decrease) increase:
Cash basis	(7.3%)	5.8%	1.5%	(0.5%)	(2.1%)
GAAP Basis	(7.1%)	10.2%	9.0%	23.3%	0.2%
Rent per square foot - vacant space:
Square feet	63	78	284	264	-
Initial rent (1)	$49.90	$35.89	$24.40	$24.37	$-
Tenant improvements and leasing
commissions:
Per square foot	$55.70	$15.24	$10.69	$92.52	$3.46
Per square foot per annum	$7.46	$3.91	$1.25	$6.43	$1.05
Percentage of initial rent	15.0%	10.6%	5.8%	26.2%	4.1%

Six Months Ended June 30, 2010:
Square feet	614	723	731	308	770
Initial rent per square foot (1)	$47.27	$38.39	$21.29	$24.48	$24.74
Weighted average lease terms (years)	7.3	3.8	8.1	14.3	4.0
Rent per square foot - relet space:
Square feet	478	522	282	44	770
Initial rent - cash basis (1)	$48.50	$38.79	$14.25	$25.37	$24.74
Prior escalated rent - cash basis	$52.56	$35.87	$13.62	$25.49	$26.34
Percentage (decrease) increase:
Cash basis	(7.7%)	8.1%	4.6%	(0.5%)	(6.1%)
GAAP Basis	(7.5%)	13.0%	10.2%	23.3%	(0.8%)
Rent per square foot - vacant space:
Square feet	136	201	449	264	-
Initial rent (1)	$42.96	$37.35	$25.72	$24.34	$-
Tenant improvements and leasing
commissions:
Per square foot	$52.18	$11.53	$12.81	$91.94	$3.98
Per square foot per annum	$7.17	$3.03	$1.59	$6.43	$1.00
Percentage of initial rent	15.2%	7.9%	7.5%	26.3%	4.0%

See notes on the following table.

Overview - continued

	(Square feet in thousands)		New York	Washington, DC		Merchandise Mart
			Office	Office	Retail (3)	Office	Showroom
As of March 31, 2010:
	Square feet (in service)		16,175	18,530	22,684	2,470	6,301
	Number of properties		28	84	164	8	8
	Occupancy rate		95.3%	94.1%(2)	91.2%	87.5%	89.1%

As of December 31, 2009:
	Square feet (in service)		16,173	18,560	22,553	2,464	6,301
	Number of properties		28	84	164	8	8
	Occupancy rate		95.5%	93.3%(2)	91.6%	88.9%	88.4%

As of June 30, 2009:
	Square feet (in service)		16,154	18,073	21,925	2,430	6,337
	Number of properties		28	82	164	8	8
	Occupancy rate		96.1%	94.7%(2)	91.3%	95.4%	90.2%

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

(2)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	June 30, 2010	94.8%
	March 31, 2010	94.6%
	December 31, 2009	94.6%
	June 30, 2009	95.1%

(3)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended June 30, 2010 and 2009 were $462 and $476,
	respectively.

Overview - continued

          On July 29, 2010, as part of LNR Property Corporation’s (“LNR”) recapitalization, we acquired a 26.2% equity interest in LNR for a new investment of $116,000,000 in cash and conversion into equity of our mezzanine loan made to LNR’s parent, Riley HoldCo Corp.  At June 30, 2010, the carrying amount of the loan was $15,000,000, after a $52,537,000 loss accrual recognized in 2009 and $6,900,000 in the current quarter.  LNR is the industry leading servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment, finance and management company.  We will account for our investment in LNR on the equity method from the date of the recapitalization.

2010 Financing Activities:

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

On June 1, 2010, we refinanced a cross-collateralized loan of approximately $85,000,000, secured by 1101 17th, 1140 Connecticut, 1730 M and 1150 17th Streets, in Washington, DC.  The new loan, which is guaranteed by the Operating Partnership, has a rate of LIBOR plus 1.40% (1.94% at June 30, 2010) and matures in June 2011, with three one-year extension options.

In the second quarter of 2010, we purchased $45,251,000 aggregate face amount ($44,170,000 aggregate carrying amount) of our convertible senior debentures for $45,242,000 in cash, resulting in net loss of $1,072,000.

In June 2010, we extended the maturity date of a $50,000,000 construction loan to February 2011, with a one-year extension option.  In addition, in July 2010, we extended the maturity date of a $36,000,000 loan which had matured in October 2009, to September 2010, and are in negotiations to further extend this loan.

Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The application of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$541,839	$195,248	$146,059	$97,000	$60,932	$-	$42,600
Straight-line rents:
Contractual rent increases	12,824	6,387	1,626	3,672	847	-	292
Amortization of free rent	4,811	868	(687)	4,134	(59)	-	555
Amortization of acquired below-
market leases, net	16,302	9,134	615	4,957	15	-	1,581
Total rentals	575,776	211,637	147,613	109,763	61,735	-	45,028
Tenant expense reimbursements	88,080	32,431	13,376	36,073	3,937	-	2,263
Fee and other income:
Tenant cleaning fees	13,468	20,639	-	-	-	-	(7,171)
Management and leasing fees	3,380	1,393	2,384	321	19	-	(737)
Lease termination fees	2,841	2,297	82	428	34	-	-
Other	12,560	4,513	5,055	1,063	784	-	1,145
Total revenues	696,105	272,910	168,510	147,648	66,509	-	40,528
Operating expenses	267,925	111,055	52,052	56,604	31,812	-	16,402
Depreciation and amortization	135,265	44,271	36,533	27,714	12,674	-	14,073
General and administrative	49,582	4,767	6,200	6,827	7,181	-	24,607
Litigation loss accrual and acquisition
costs	1,930	-	-	-	-	-	1,930
Total expenses	454,702	160,093	94,785	91,145	51,667	-	57,012
Operating income (loss)	241,403	112,817	73,725	56,503	14,842	-	(16,484)
Income applicable to Alexander's	7,066	195	-	198	-	-	6,673
Loss applicable to Toys	(21,004)	-	-	-	-	(21,004)	-
(Loss) income from partially owned
entities	(2,614)	1,142	188	931	55	-	(4,930)
Interest and other investment
income, net	3,876	163	23	186	12	-	3,492
Interest and debt expense	(149,887)	(33,047)	(34,304)	(21,000)	(16,255)	-	(45,281)
Net loss on early extinguishment of
debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,382	-	-	-	(31)	-	4,413
Income (loss) before income taxes	82,150	81,270	39,632	36,818	(1,377)	(21,004)	(53,189)
Income tax (expense) benefit	(4,939)	(335)	620	-	(402)	-	(4,822)
Net income (loss)	77,211	80,935	40,252	36,818	(1,779)	(21,004)	(58,011)
Net (income) loss attributable to
noncontrolling interests	(981)	(2,556)	-	256	-	-	1,319
Net income (loss) attributable to
Vornado Realty L.P.	76,230	78,379	40,252	37,074	(1,779)	(21,004)	(56,692)
Interest and debt expense(2)	207,512	31,595	34,943	22,526	16,478	42,093	59,877
Depreciation and amortization(2)	184,103	42,736	39,694	28,500	12,785	34,444	25,944
Income tax (benefit) expense(2)	(19,140)	335	(617)	-	402	(24,123)	4,863
EBITDA(1)	$448,705	$153,045	$114,272	$88,100	$27,886	$31,410	$33,992

See notes on page 43.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2010 and 2009 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$512,696	$190,226	$133,424	$89,083	$60,954	$-	$39,009
Straight-line rents:
Contractual rent increases	13,297	7,474	3,156	2,161	652	-	(146)
Amortization of free rent	8,963	767	3,645	4,109	271	-	171
Amortization of acquired below-
market leases, net	19,560	9,885	946	8,267	12	-	450
Total rentals	554,516	208,352	141,171	103,620	61,889	-	39,484
Tenant expense reimbursements	83,375	32,092	14,514	30,148	4,512	-	2,109
Fee and other income:
Tenant cleaning fees	12,420	17,818	-	-	-	-	(5,398)
Management and leasing fees	3,017	999	1,987	413	(43)	-	(339)
Lease termination fees	1,124	256	700	100	68	-	-
Other	19,338	5,358	4,712	1,189	1,525	-	6,554
Total revenues	673,790	264,875	163,084	135,470	67,951	-	42,410
Operating expenses	269,711	109,646	54,514	53,419	34,470	-	17,662
Depreciation and amortization	136,686	43,153	34,186	28,784	13,767	-	16,796
General and administrative	49,632	4,531	5,560	6,393	6,930	-	26,218
Total expenses	456,029	157,330	94,260	88,596	55,167	-	60,676
Operating income (loss)	217,761	107,545	68,824	46,874	12,784	-	(18,266)
Income applicable to Alexander's	6,614	193	-	262	-	-	6,159
Loss applicable to Toys	(327)	-	-	-	-	(327)	-
(Loss) income from partially owned
entities	(22,797)	1,252	2,044	794	35	-	(26,922)
Interest and other investment (loss)
income, net	(98,153)	240	179	(198)	41	-	(98,415)
Interest and debt expense	(159,063)	(33,356)	(31,109)	(22,609)	(12,964)	-	(59,025)
Net gain on early extinguishment of
debt	17,684	-	-	-	-	-	17,684
(Loss) income before income taxes	(38,281)	75,874	39,938	25,123	(104)	(327)	(178,785)
Income tax expense	(5,457)	(260)	(755)	(111)	(665)	-	(3,666)
(Loss) income from continuing
operations	(43,738)	75,614	39,183	25,012	(769)	(327)	(182,451)
Income from discontinued operations	3,363	-	2,184	1,179	-	-	-
Net (loss) income	(40,375)	75,614	41,367	26,191	(769)	(327)	(182,451)
Net loss (income) attributable to
noncontrolling interests	3,200	(1,744)	-	497	-	-	4,447
Net (loss) income attributable to
Vornado Realty L.P.	(37,175)	73,870	41,367	26,688	(769)	(327)	(178,004)
Interest and debt expense(2)	197,512	31,675	32,237	24,459	13,190	15,578	80,373
Depreciation and amortization(2)	181,528	41,969	35,904	29,625	13,883	31,754	28,393
Income tax (benefit) expense(2)	(3,784)	260	761	111	665	(9,634)	4,053
EBITDA(1)	$338,081	$147,774	$110,269	$80,883	$26,969	$37,371	$(65,185)

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2010 and 2009 - continued

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

(3)   The tables below provide information about EBITDA from certain investments that are included in the “other” column of the preceding EBITDA by segment reconciliations.  The totals for each of the columns below agree to the total EBITDA for the “other” column in the preceding EBITDA by segment reconciliations.

	For the Three Months
(Amounts in thousands)	Ended June 30,
	2010	2009
Alexander's	$14,260	$14,061
Lexington	11,435	6,603	(2)
555 California Street	11,136	10,157
Hotel Pennsylvania	6,616	3,617
Industrial warehouses	768	1,369
Other investments	8,423	(9,114)	(3)
	52,638	26,693
Corporate general and administrative expenses (1)	(20,642)	(16,564)
Investment income and other, net (1)	13,235	25,293
Net loss attributable to noncontrolling interests	1,319	4,447
Mezzanine loans receivable loss accrual	(6,900)	(122,738)
Real estate Fund organization costs	(2,656)	-
Costs of acquisitions not consummated	(1,930)	-
Net (loss) gain on early extinguishment of debt	(1,072)	17,684
	$33,992	$(65,185)

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

(2)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(3)	Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $696,105,000 for the quarter ended June 30, 2010, compared to $673,790,000 in the prior year’s quarter, an increase of $22,315,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York	Washington, DC		Merchandise
Increase (decrease) due to:	Total	Office	Office	Retail	Mart	Other
Property rentals:
Acquisitions and other	$(2,097)	$-	$(904)	$(1,193)	$-	$-
Development/redevelopment	3,746	-	2,533	1,213	-	-
Amortization of acquired below-market
leases, net	(3,258)	(751)	(331)	(3,310)	3	1,131
Hotel Pennsylvania	5,369	-	-	-	-	5,369	(1)
Trade shows	2,021	-	-	-	2,021	-
Leasing activity (see page 38)	15,479	4,036	5,144	9,433	(2,178)	(956)
Increase (decrease) in property rentals	21,260	3,285	6,442	6,143	(154)	5,544

Tenant expense reimbursements:
Acquisitions/development	689	-	39	650	-	-
Operations	4,016	339	(1,177)	5,275	(575)	154
Increase (decrease) in tenant expense
reimbursements	4,705	339	(1,138)	5,925	(575)	154

Fee and other income:
Lease cancellation fee income	1,717	2,041	(618)	328	(34)	-
Management and leasing fees	363	394	397	(92)	62	(398)
BMS cleaning fees	1,048	2,821	-	-	-	(1,773)	(2)
Other	(6,778)	(845)	343	(126)	(741)	(5,409)	(3)
(Decrease) increase in fee and other income	(3,650)	4,411	122	110	(713)	(7,580)

Total increase (decrease) in revenues	$22,315	$8,035	$5,426	$12,178	$(1,442)	$(1,882)

(1)	Primarily due to higher REVPAR.

(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 45.

(3)	Primarily due to $5,402 of income in the prior year, resulting from the termination of a lease with a partially owned entity.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $454,702,000 for the quarter ended June 30, 2010, compared to $456,029,000 in the prior year’s quarter, a decrease of $1,327,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

		New York		Washington, DC		Merchandise
(Decrease) increase due to:	Total	Office		Office	Retail	Mart	Other
Operating:
Acquisitions and other	$(4,102)	$(2,144)		$(136)	$(1,822)	$-	$-
Development/redevelopment	424	-		1,082	(658)	-	-
Hotel activity	3,259	-		-	-	-	3,259
Trade shows activity	1,408	-		-	-	1,408	-
Operations	(2,775)	3,553	(1)	(3,408)	5,665	(4,066)	(4,519)	(2)
(Decrease) increase in operating expenses	(1,786)	1,409		(2,462)	3,185	(2,658)	(1,260)

Depreciation and amortization:
Acquisitions/development	(99)	-		109	(208)	-	-
Operations (due to additions to buildings
and improvements)	(1,322)	1,118		2,238	(862)	(1,093)	(2,723)
(Decrease) increase in depreciation and
amortization	(1,421)	1,118		2,347	(1,070)	(1,093)	(2,723)

General and administrative:
Mark-to-market of deferred compensation
plan liability (3)	(7,196)	-		-	-	-	(7,196)
Real estate Fund organization costs	2,656	-		-	-	-	2,656
Operations	4,490	236		640	434	251	2,929	(4)
(Decrease) increase in general and administrative	(50)	236		640	434	251	(1,611)

Litigation loss accrual and acquisition costs	1,930	-		-	-	-	1,930

Total (decrease) increase in expenses	$(1,327)	$2,763		$525	$2,549	$(3,500)	$(3,664)

(1)	Results from a $2,742 increase in BMS operating expenses and a $2,017 increase in reimbursable operating expenses, partially offset by a $1,206 decrease in non-reimbursable operating expenses.

(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 44.

(3)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(4)	Primarily from higher stock-based compensation expense as a result of awards granted in March 2010.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $7,066,000 for the three months ended June 30, 2010, compared to $6,614,000 in the prior year’s quarter,  an increase of $452,000.

(Loss) Income Applicable to Toys

During the quarter ended June 30, 2010, we recognized a net loss of $21,004,000 from our investment in Toys, comprised of $23,191,000 for our 32.7% share of Toys’ net loss ($47,314,000 before our share of Toys’ income tax benefit) and $2,187,000 of interest and other income.

During the quarter ended June 30, 2009, we recognized a net loss of $327,000 from our investment in Toys, comprised of (i) $16,220,000 for our 32.7% share of Toys’ net loss ($25,854,000 before our share of Toys’ income tax benefit), partially offset by (ii) $13,946,000 for our share of income from previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $1,947,000 of interest and other income.

(Loss) Income from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended June 30, 2010 and 2009.

	For the Three Months Ended
	June 30,
(Amounts in thousands)	2010	2009
Equity in Net (Loss) Income:
Lexington - 13.8% share in 2010 and 16.1% share in 2009 of equity in net loss	$(428)	$(6,876)	(1)

India real estate ventures - 4% to 36.5% range in our share of equity in net income (loss)	606	(784)

Other, net (2)	(2,792)	(15,137)	(3)
	$(2,614)	$(22,797)

(1)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(2)	Represents equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(3)	Includes $7,650 of expense for our share of Downtown Crossing, Boston lease termination payment.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised of interest income on mezzanine loans receivable, other interest income and dividend income) was income of $3,876,000 for the three months ended June 30, 2010, compared to a loss of $98,153,000 in the prior year’s quarter, an increase in income of $102,029,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans receivable loss accrual ($6,900 in this quarter compared to $122,738 in the prior
year's quarter)	$115,838
Lower average mezzanine loan investments ($137,260 in this quarter compared to $459,682 in the
prior year's quarter)	(7,455)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(7,196)
Lower average yields on investments (0.1% in this quarter compared to 0.4% in the prior year's
quarter)	(1,552)
Increase in dividends and interest on marketable securities	1,282
Other, net	1,112
$102,029

Interest and Debt Expense

Interest and debt expense was $149,887,000 for the three months ended June 30, 2010, compared to $159,063,000 in the prior year’s quarter, a decrease of $9,176,000.  This decrease was primarily due to savings of (i) $24,727,000 from the acquisition and retirement of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes in 2009 and (ii) $7,903,000 from the repayment of $400,000,000 of cross-collateralized debt secured by our portfolio of 42 strip shopping centers, partially offset by (iii) $14,411,000 of interest from the issuance of $460,000,000 of senior unsecured notes in September 2009 and $500,000,000 of senior unsecured notes in March 2010, (iv) $6,558,000 of default interest and fees accrued on three loans that are currently in special servicing and (v) $2,527,000 from new financings and refinancings.

Net (Loss) Gain on Early Extinguishment of Debt

In the three months ended June 30, 2010, we recognized a $1,072,000 net loss on the early extinguishment of debt, compared to a $17,684,000 net gain in the prior year’s quarter.  The current year’s loss resulted from the purchase of $45,251,000 aggregate face amount ($44,170,000 aggregate carrying amount) of our convertible senior debentures for $45,242,000 in cash.  The prior year’s gain resulted primarily from the acquisition and retirement of our convertible senior debentures.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other Than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $4,382,000 in the three months ended June 30, 2010 and was primarily comprised of net gains on sale of marketable securities.

Income Tax Expense

Income tax expense was $4,939,000 in the three months ended June 30, 2010, compared to $5,457,000 in the prior year’s quarter, a decrease of $518,000.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended June 30, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Three Months Ended
	June 30,
(Amounts in thousands)	2010	2009

Total revenues	$-	$5,042
Total expenses	-	1,679
Income from discontinued operations	$-	$3,363

	.

Preferred Unit Distributions

Preferred unit distributions were $13,939,000 for the three months ended June 30, 2010, compared to $19,219,000 for the prior year’s quarter.  Preferred unit distributions for the three months ended June 30, 2010, includes a net gain of $4,818,000 on the redemption of the remaining portion of the Series D-12 redeemable preferred units.

Results of Operations – Three Months Ended June 30, 2010 Compared to June 30, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended June 30, 2010	$153,045	$114,272	$88,100	$27,886
Add-back: non-property level overhead
expenses included above	4,767	6,200	6,827	7,181
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,314)	(1,874)	(3,616)	(879)
GAAP basis same store EBITDA for the three months
ended June 30, 2010	155,498	118,598	91,311	34,188
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(14,622)	(586)	(10,623)	(803)
Cash basis same store EBITDA for the three months
ended June 30, 2010	$140,876	$118,012	$80,688	$33,385

EBITDA for the three months ended June 30, 2009	$147,774	$110,269	$80,883	$26,969
Add-back: non-property level overhead
expenses included above	4,531	5,560	6,393	6,930
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(119)	(4,862)	(5,946)	(582)
GAAP basis same store EBITDA for the three months
ended June 30, 2009	152,186	110,967	81,330	33,317
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(16,080)	(6,754)	(9,747)	(935)
Cash basis same store EBITDA for the three months
ended June 30, 2009	$136,106	$104,213	$71,583	$32,382

Increase in GAAP basis same store EBITDA for
the three months ended June 30, 2010 over the
three months ended June 30, 2009	$3,312	$7,631	$9,981	$871

Increase in Cash basis same store EBITDA for
the three months ended June 30, 2010 over the
three months ended June 30, 2009	$4,770	$13,799	$9,105	$1,003

% increase in GAAP basis same store EBITDA	2.2%	6.9%	12.3%	2.6%

% increase in Cash basis same store EBITDA	3.5%	13.2%	12.7%	3.1%

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2010 and 2009.

(Amounts in thousands)	For the Six Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,065,960	$387,852	$285,939	$192,764	$122,376	$-	$77,029
Straight-line rents:
Contractual rent increases	26,324	13,280	3,823	7,508	1,230	-	483
Amortization of free rent	12,233	1,769	1,770	6,674	1,055	-	965
Amortization of acquired below-
market leases, net	32,209	18,339	1,347	9,498	(106)	-	3,131
Total rentals	1,136,726	421,240	292,879	216,444	124,555	-	81,608
Tenant expense reimbursements	181,001	65,683	29,126	73,716	8,024	-	4,452
Fee and other income:
Tenant cleaning fees	27,120	41,057	-	-	-	-	(13,937)
Management and leasing fees	12,520	2,850	10,480	545	33	-	(1,388)
Lease termination fees	9,276	3,025	528	3,836	1,887	-	-
Other	25,793	8,923	10,922	1,803	2,784	-	1,361
Total revenues	1,392,436	542,778	343,935	296,344	137,283	-	72,096
Operating expenses	546,980	226,104	108,715	110,178	71,031	-	30,952
Depreciation and amortization	271,089	87,978	73,216	55,695	26,029	-	28,171
General and administrative	98,312	9,346	12,097	13,832	14,411	-	48,626
Litigation loss accrual and acquisition
costs	11,986	-	10,056	-	-	-	1,930
Total expenses	928,367	323,428	204,084	179,705	111,471	-	109,679
Operating income (loss)	464,069	219,350	139,851	116,639	25,812	-	(37,583)
Income applicable to Alexander's	13,526	388	-	409	-	-	12,729
Income applicable to Toys	104,866	-	-	-	-	104,866	-
Income (loss) from partially owned
entities	2,270	2,252	(4)	2,111	231	-	(2,320)
Interest and other investment
income, net	18,584	327	50	191	25	-	17,991
Interest and debt expense	(289,622)	(65,733)	(68,788)	(38,899)	(29,042)	-	(87,160)
Net loss on early extinguishment of
debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	7,687	-	-	-	765	-	6,922
Income (loss) before income taxes	320,308	156,584	71,109	80,451	(2,209)	104,866	(90,493)
Income tax expense	(10,553)	(809)	(100)	(35)	(596)	-	(9,013)
Net income (loss)	309,755	155,775	71,009	80,416	(2,805)	104,866	(99,506)
Net (income) loss attributable to
noncontrolling interests	(1,194)	(4,848)	-	498	-	-	3,156
Net income (loss) attributable to
Vornado Realty L.P.	308,561	150,927	71,009	80,914	(2,805)	104,866	(96,350)
Interest and debt expense(2)	403,699	62,587	70,114	41,880	29,487	83,233	116,398
Depreciation and amortization(2)	370,252	84,810	79,535	57,311	26,267	69,771	52,558
Income tax expense(2)	36,566	809	107	35	655	25,587	9,373
EBITDA(1)	$1,119,078	$299,133	$220,765	$180,140	$53,604	$283,457	$81,979

See notes on page 52.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2010 and 2009 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,019,779	$378,988	$262,798	$177,233	$123,955	$-	$76,805
Straight-line rents:
Contractual rent increases	26,793	14,189	5,775	5,615	1,271	-	(57)
Amortization of free rent	20,189	2,307	7,069	10,417	293	-	103
Amortization of acquired below-
market leases, net	37,542	19,808	2,048	13,536	41	-	2,109
Total rentals	1,104,303	415,292	277,690	206,801	125,560	-	78,960
Tenant expense reimbursements	181,404	67,249	33,044	67,216	9,831	-	4,064
Fee and other income:
Tenant cleaning fees	25,192	34,590	-	-	-	-	(9,398)
Management and leasing fees	5,418	2,094	3,952	691	14	-	(1,333)
Lease termination fees	2,748	298	1,682	100	668	-	-
Other	33,291	10,407	10,150	1,648	2,863	-	8,223
Total revenues	1,352,356	529,930	326,518	276,456	138,936	-	80,516
Operating expenses	548,609	223,190	111,490	106,199	73,665	-	34,065
Depreciation and amortization	268,342	87,263	69,909	51,790	27,146	-	32,234
General and administrative	128,697	13,693	14,469	18,144	17,894	-	64,497
Total expenses	945,648	324,146	195,868	176,133	118,705	-	130,796
Operating income (loss)	406,708	205,784	130,650	100,323	20,231	-	(50,280)
Income applicable to Alexander's	24,747	385	-	411	-	-	23,951
Income applicable to Toys	96,820	-	-	-	-	96,820	-
(Loss) income from partially owned
entities	(30,340)	2,454	3,628	1,986	160	-	(38,568)
Interest and other investment (loss)
income, net	(84,094)	522	319	53	71	-	(85,059)
Interest and debt expense	(316,823)	(66,474)	(61,954)	(44,778)	(25,800)	-	(117,817)
Net gain on early extinguishment of
debt	23,589	-	-	769	-	-	22,820
Income (loss) before income taxes	120,607	142,671	72,643	58,764	(5,338)	96,820	(244,953)
Income tax expense	(10,506)	(260)	(1,188)	(277)	(908)	-	(7,873)
Income (loss) from continuing
operations	110,101	142,411	71,455	58,487	(6,246)	96,820	(252,826)
Income from discontinued operations	5,955	-	4,012	1,943	-	-	-
Net income (loss)	116,056	142,411	75,467	60,430	(6,246)	96,820	(252,826)
Net loss (income) attributable to
noncontrolling interests	3,700	(3,621)	-	615	-	-	6,706
Net income (loss) attributable to
Vornado Realty L.P.	119,756	138,790	75,467	61,045	(6,246)	96,820	(246,120)
Interest and debt expense(2)	399,689	63,113	63,838	47,518	26,248	50,761	148,211
Depreciation and amortization(2)	361,118	84,730	73,147	53,695	27,431	67,011	55,104
Income tax expense(2)	54,283	260	1,195	277	973	43,457	8,121
EBITDA(1)	$934,846	$286,893	$213,647	$162,535	$48,406	$258,049	$(34,684)

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2010 and 2009 - continued

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

(3)   The tables below provide information about EBITDA from certain investments that are included in the “other” column of the preceding EBITDA by segment reconciliations.  The totals for each of the columns below agree to the total EBITDA for the “other” column in the preceding EBITDA by segment reconciliations.

	For the Six Months
(Amounts in thousands)	Ended June 30,
	2010		2009
Lexington	$29,283	(2)	$16,992	(3)
Alexander's	28,659		38,460
555 California Street	22,624		21,795
Hotel Pennsylvania	6,169		4,224
Industrial warehouses	1,607		2,683
Other investments	20,157		(5,167)	(4)
	108,499		78,987
Corporate general and administrative expenses (1)	(39,956)		(38,032)
Investment income and other, net (1)	22,912		37,775
Net loss attributable to noncontrolling interests	3,156		6,706
Mezzanine loans receivable loss accrual	(6,900)		(122,738)
Real estate Fund organization costs	(2,730)		-
Costs of acquisitions not consummated	(1,930)		-
Net (loss) gain on early extinguishment of debt	(1,072)		22,820
Write-off of unamortized costs from the voluntary surrender of equity awards	-		(20,202)
	$81,979		$(34,684)

(1)	The amount in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

(2)	Includes a $5,998 net gain resulting from Lexington's March 2010 stock issuance.

(3)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(4)	Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $1,392,436,000 for the six months ended June 30, 2010, compared to $1,352,356,000 in the prior year’s six months, an increase of $40,080,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total	Office	Office		Retail	Mart	Other
Property rentals:
Acquisitions and other	$(176)	$-	$(904)		$(288)	$2,064	$(1,048)
Development/redevelopment	6,332	-	4,302		2,030	-	-
Amortization of acquired below-market
leases, net	(5,333)	(1,469)	(701)		(4,038)	(147)	1,022
Hotel Pennsylvania	3,945	-	-		-	-	3,945	(1)
Trade shows	1,682	-	-		-	1,682	-
Leasing activity (see page 38)	25,973	7,417	12,492		11,939	(4,604)	(1,271)
Increase (decrease) in property rentals	32,423	5,948	15,189		9,643	(1,005)	2,648

Tenant expense reimbursements:
Acquisitions/development	707	-	(40)		996	-	(249)
Operations	(1,110)	(1,566)	(3,878)		5,504	(1,807)	637
(Decrease) increase in tenant expense
reimbursements	(403)	(1,566)	(3,918)		6,500	(1,807)	388

Fee and other income:
Lease cancellation fee income	6,528	2,727	(1,154)		3,736	1,219	-
Management and leasing fees	7,102	756	6,528	(2)	(146)	19	(55)
BMS cleaning fees	1,928	6,467	-		-	-	(4,539)	(3)
Other	(7,498)	(1,484)	772		155	(79)	(6,862)	(4)
Increase (decrease) in fee and other income	8,060	8,466	6,146		3,745	1,159	(11,456)

Total increase (decrease) in revenues	$40,080	$12,848	$17,417		$19,888	$(1,653)	$(8,420)

(1)	Primarily due to higher REVPAR.

(2)	Primarily from leasing fees in connection with our management of a development project.

(3)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 54.

(4)	Primarily due to $5,402 of income in the prior year, resulting from the termination of a lease with a partially owned entity.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $928,367,000 for the six months ended June 30, 2010, compared to $945,648,000 in the prior year’s six months, a decrease of $17,281,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

		New York		Washington, DC			Merchandise
(Decrease) increase due to:	Total	Office		Office		Retail	Mart		Other
Operating:
Acquisitions and other	$(3,875)	$(3,666)		$(136)		$(1,147)	$1,770		$(696)
Development/redevelopment	2,207	-		2,481		(274)	-		-
Hotel activity	3,870	-		-		-	-		3,870
Trade shows activity	1,118	-		-		-	1,118		-
Operations	(4,949)	6,580	(1)	(5,120)		5,400	(5,522)		(6,287)	(2)
(Decrease) increase in operating expenses	(1,629)	2,914		(2,775)		3,979	(2,634)		(3,113)

Depreciation and amortization:
Acquisitions/development	1,846	-		1,584		869	-		(607)
Operations (due to additions to buildings
and improvements)	901	715		1,723		3,036	(1,117)		(3,456)
Increase (decrease) in depreciation and
amortization	2,747	715		3,307		3,905	(1,117)		(4,063)

General and administrative:
Write-off of unamortized costs from the
voluntary surrender of equity awards (3)	(32,588)	(3,451)		(3,131)		(4,793)	(1,011)		(20,202)
Mark-to-market of deferred compensation
plan liability (4)	1,361	-		-		-	-		1,361
Real estate Fund organization costs	2,730	-		-		-	-		2,730
Operations	(1,888)	(896)		759		481	(2,472)	(5)	240
Decrease in general and administrative	(30,385)	(4,347)		(2,372)		(4,312)	(3,483)		(15,871)

Litigation loss accrual and acquisition costs	11,986	-		10,056	(6)	-	-		1,930

Total (decrease) increase in expenses	$(17,281)	$(718)		$8,216		$3,572	$(7,234)		$(21,117)

(1)	Results from a $6,358 increase in BMS operating expenses.

(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 53.

(3)

On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards.  Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(4)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(5)	Primarily due to $2,800 of pension plan termination costs in 2009.

(6)	For additional information, see page 65.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $13,526,000 in the six months ended June 30, 2010, compared to $24,747,000 for the prior year’s six months, a decrease of $11,221,000. This decrease was primarily due to $11,105,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the prior year.

Income Applicable to Toys

During the six months ended June 30, 2010, we recognized $104,866,000 of income from our investment in Toys, comprised of $100,649,000 for our 32.7% share of Toys’ net income ($126,236,000 before our share of Toys’ income tax expense) and $4,217,000 of interest and other income.

During the six months ended June 30, 2009, we recognized $96,820,000 of income from our investment in Toys, comprised of (i) $79,074,000 for our 32.7% share of Toys’ net income ($122,531,000 before our share of Toys’ income tax expense), (ii) $13,946,000 for our share of income from previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $3,800,000 of interest and other income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2010		2009
Equity in Net Income (Loss):
Lexington - 13.8% share in 2010 and 16.1% share in 2009 of equity in net income (loss)	$5,617	(1)	$(9,915)	(2)

India real estate ventures - 4% to 36.5% range in our share of equity in net income (loss)	2,257		(921)

Other, net (3)	(5,604)		(19,504)	(4)
	$2,270		$(30,340)

(1)	Includes a $5,998 net gain resulting from Lexington's March 2010 stock issuance.

(2)	Includes a $4,580 for our share of impairment losses recorded by Lexington.

(3)

Represents our equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(4)	Includes $7,650 of expense for our share of Downtown Crossing, Boston lease termination payment.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised of interest income on mezzanine loans receivable, other interest income and dividend income) was income of $18,584,000 for the six months ended June 30, 2010, compared to a loss of $84,094,000 in the prior year’s six months, an increase in income of $102,678,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans receivable loss accrual ($6,900 in this year's six months compared to $122,738 in
the prior year's six months)	$115,838
Lower average mezzanine loan investments ($127,925 in this year's six months compared to $466,272
in the prior year's six months)	(15,064)
Lower average yields on investments (0.2% in this year's six months compared to 0.5% in the prior
year's six months)	(3,659)
Increase in dividends and interest on marketable securities	2,109
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	1,361
Other, net	2,093
$102,678

Interest and Debt Expense

Interest and debt expense was $289,622,000 for the six months ended June 30, 2010, compared to $316,823,000 in the prior year’s six months, a decrease of $27,201,000.  This decrease was primarily due to savings of (i) $51,507,000 from the acquisition and retirement of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes in 2009 and (ii) $16,449,000 from the repayment of $400,000,000 of cross-collateralized debt secured by our portfolio of 42 strip shopping centers, partially offset by (iii) $23,764,000 of interest from the issuance of $460,000,000 of senior unsecured notes in September 2009 and $500,000,000 of a senior unsecured notes in March 2010, (iv) $9,158,000 of lower capitalized interest and (v) $6,558,000 of default interest and fees accrued on three loans that are currently in special servicing.

Net (Loss) Gain on Early Extinguishment of Debt

In the six months ended June 30, 2010, we recognized a $1,072,000 net loss on the early extinguishment of debt, compared to a $23,589,000 net gain in the prior year’s six months.  The current year’s loss resulted from the purchase of $45,251,000 aggregate face amount ($44,170,000 aggregate carrying amount) of our convertible senior debentures for $45,242,000 in cash.  The prior year’s gain resulted primarily from the acquisition and retirement of our convertible senior debentures.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other Than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $7,687,000 in the six months ended June 30, 2010 and was primarily comprised of net gains on the sale of marketable securities and net gains on sale of condominiums at our 40 East 66th Street property.

Income Tax Expense

Income tax expense was $10,553,000 in the six months ended June 30, 2010, compared to $10,506,000 in the prior year’s six months.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009 - continued

Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the six months ended June 30, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2010	2009

Total revenues	$-	$8,490
Total expenses	-	2,535
Income from discontinued operations	$-	$5,955

Preferred Unit Distributions

Preferred unit distributions were $30,770,000 for the six months ended June 30, 2010, compared to $38,425,000 for the prior year’s six months.  Preferred unit distributions for the six months ended June 30, 2010, includes a net gain of $6,972,000 on the redemption of all of the Series D-12 redeemable preferred units.

Results of Operations – Six Months Ended June 30, 2010 Compared to June 30, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the six months ended June 30, 2010	$299,133	$220,765	$180,140	$53,604
Add-back: non-property level overhead
expenses included above	9,346	12,097	13,832	14,411
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,938)	758	(10,753)	(3,607)
GAAP basis same store EBITDA for the six months
ended June 30, 2010	305,541	233,620	183,219	64,408
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(30,230)	(5,048)	(20,014)	(2,179)
Cash basis same store EBITDA for the six months
ended June 30, 2010	$275,311	$228,572	$163,205	$62,229

EBITDA for the six months ended June 30, 2009	$286,893	$213,647	$162,535	$48,406
Add-back: non-property level overhead
expenses included above	13,693	14,469	18,144	17,894
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(129)	(8,708)	(10,783)	(1,250)
GAAP basis same store EBITDA for the six months
ended June 30, 2009	300,457	219,408	169,896	65,050
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(32,322)	(13,042)	(23,112)	(1,605)
Cash basis same store EBITDA for the six months
ended June 30, 2009	$268,135	$206,366	$146,784	$63,445

Increase (decrease) in GAAP basis same store EBITDA for
the six months ended June 30, 2010 over the
six months ended June 30, 2009	$5,084	$14,212	$13,323	$(642)

Increase (decrease) in Cash basis same store EBITDA for
the six months ended June 30, 2010 over the
six months ended June 30, 2009	$7,176	$22,206	$16,421	$(1,216)

% increase (decrease) in GAAP basis same store EBITDA	1.7%	6.5%	7.8%	(1.0%)

% increase (decrease) in Cash basis same store EBITDA	2.7%	10.8%	11.2%	(1.9%)

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2010 vs. Three Months Ended March 31, 2010

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings and cash flows, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.  Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2010, compared to the three months ended March 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended June 30, 2010	$153,045	$114,272	$88,100	$27,886
Add-back: non-property level overhead expenses
included above	4,767	6,200	6,827	7,181
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,314)	(1,874)	(3,616)	86
GAAP basis same store EBITDA for the three months
ended June 30, 2010	155,498	118,598	91,311	35,153
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(14,622)	(586)	(10,623)	(803)
Cash basis same store EBITDA for the three months
ended June 30, 2010	$140,876	$118,012	$80,688	$34,350

EBITDA for the three months ended March 31, 2010(1)	$146,088	$106,493	$92,040	$25,718
Add-back: non-property level overhead expenses
included above	4,579	5,897	7,005	7,230
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(624)	2,630	(9,081)	(3,430)
GAAP basis same store EBITDA for the three months
ended March 31, 2010	150,043	115,020	89,964	29,518
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(15,608)	(4,461)	(9,391)	(1,376)
Cash basis same store EBITDA for the three months
ended March 31, 2010	$134,435	$110,559	$80,573	$28,142

Increase in GAAP basis same store EBITDA for
the three months ended June 30, 2010 over the
three months ended March 31, 2010	$5,455	$3,578	$1,347	$5,635

Increase in Cash basis same store EBITDA for
the three months ended June 30, 2010 over the
three months ended March 31, 2010	$6,441	$7,453	$115	$6,208

% increase in GAAP basis same store EBITDA	3.6%	3.1%	1.5%	19.1%

% increase in Cash basis same store EBITDA	4.8%	6.7%	0.1%	22.1%

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended March 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income (loss) attributable to Vornado Realty L.P. for the
three months ended March 31, 2010	$72,548	$30,757	$43,840	$(1,026)
Interest and debt expense	30,992	35,171	19,354	13,009
Depreciation and amortization	42,074	39,841	28,811	13,482
Income tax expense	474	724	35	253
EBITDA for the three months ended March 31, 2010	$146,088	$106,493	$92,040	$25,718

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions as described below), may require funding from borrowings and/or equity offerings.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

We have raised, and may continue to raise, capital for future real estate acquisitions through our real estate investment Fund.  On July 8, 2010, we completed the first closing of the Fund with initial equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We serve as the general partner and investment manager of the Fund and it will be our exclusive investment vehicle for all investments that fit within the Fund’s investment parameters during its three-year investment period.

Cash Flows for the Six Months Ended June 30, 2010

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of equity securities; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders, as well as acquisition and development costs.  Our cash and cash equivalents were $652,121,000 at June 30, 2010, a $116,642,000 increase over the balance at December 31, 2009.  This increase resulted from $532,365,000 of net cash provided by operating activities and $207,359,000 of net cash provided by investing activities, partially offset by, $623,082,000 of net cash used in financing activities.

Our consolidated outstanding debt was $10,670,218,000 at June 30, 2010, a $269,397,000 decrease over the balance at December 31, 2009.  This decrease was primarily due to net repayments of $700,000,000 under our revolving credit facilities, partially offset by the public offering of $500,000,000 of 4.25% senior unsecured notes in March 2010.  During the remainder of 2010 and 2011, $373,000,000 and $1,981,000,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $2,844,923,000 at June 30, 2010, a $304,717,000 decrease from the balance at December 31, 2009.

Cash flows provided by operating activities of $532,365,000 was comprised of (i) net income of $309,755,000, (ii) $115,978,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (iii) distributions of income from partially owned entities of $18,517,000, and (iv) the net change in operating assets and liabilities of $88,115,000.

Net cash provided by investing activities of $207,359,000 was comprised of (i) restricted cash of $133,888,000, (ii) proceeds from sales of marketable securities of $122,956,000, (iii) proceeds received from repayment of mezzanine loans receivable of $105,061,000, (iv) proceeds from the sale of real estate and related investments of $49,544,000, (v) proceeds from maturing short-term investments of $40,000,000 and (vi) distributions of capital from partially owned entities of $12,638,000, partially offset by (vii) additions to real estate of $68,925,000, (viii) development and redevelopment expenditures of $68,499,000, (ix) investments in mezzanine loans receivable and other of $48,339,000, (x) investments in partially owned entities of $41,920,000, (xi) deposits in connection with real estate acquisitions of $15,128,000, and (xii) purchases of marketable equity securities of $13,917,000.

Net cash used in financing activities of $623,082,000 was comprised of (i) proceeds from borrowings of $901,040,000, offset by, (ii) repayments of borrowings, including the purchase of our senior unsecured notes, of $1,197,525,000, (iii) distributions to Vornado of $236,279,000, (iv) distributions to preferred unitholders of $28,533,000, (v) distributions to redeemable security holders of $27,665,000, (vi) repurchase of Class A units related to stock compensation arrangements and related tax withholdings of $15,396,000, (vii) redemption of redeemable partnership units of $13,000,000 and (viii) debt issuance costs of $5,724,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$20,389	$10,237	$3,161	$1,539	$2,721	$2,731
Tenant improvements	70,845	25,300	6,127	7,045	27,550	4,823
Leasing commissions	15,516	6,781	2,283	1,416	3,804	1,232
Non-recurring capital expenditures	3,985	-	-	898	-	3,087
Total capital expenditures and leasing
commissions (accrual basis)	110,735	42,318	11,571	10,898	34,075	11,873
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	47,536	26,786	7,803	6,772	2,777	3,398
Expenditures to be made in future
periods for the current period	(73,756)	(22,985)	(7,149)	(9,278)	(28,644)	(5,700)
Total capital expenditures and leasing
commissions (cash basis)	$84,515	$46,119	$12,225	$8,392	$8,208	$9,571

Tenant improvements and leasing commissions:
Per square foot per annum	$3.93	$7.17	$3.03	$1.59	$4.19	$-
Percentage of initial rent	12.5%	15.2%	7.9%	7.5%	17.0%	-

Development and Redevelopment
Expenditures:
Wasserman Venture	$10,275	$-	$-	$-	$-	$10,275
West End 25	7,639	-	7,639	-	-	-
1540 Broadway	6,182	-	-	6,182	-	-
Green Acres Mall	6,085	-	-	6,085	-	-
Bergen Town Center	5,976	-	-	5,976	-	-
220 20th Street	3,794	-	3,794	-	-	-
Beverly Connection	3,184	-	-	3,184	-	-
North Bergen, New Jersey	3,078	-	-	3,078	-	-
Garfield, New Jersey	1,288	-	-	1,288	-	-
Poughkeepsie, New York	953	-	-	953	-	-
Other	20,045	3,742	7,758	2,999	824	4,722
	$68,499	$3,742	$19,191	$29,745	$824	$14,997

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

Our consolidated outstanding debt was $11,652,801,000 at June 30, 2009, a $426,654,000 decrease from the balance at December 31, 2008.  This decrease resulted primarily from the repurchase of a portion of our convertible senior debentures and senior unsecured notes during 2009.  As of June 30, 2009 and December 31, 2008, $648,250,000 and $358,468,000, respectively, was outstanding under our revolving credit facilities.

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

Net cash used in investing activities of $219,310,000 was primarily comprised of (i) development and redevelopment expenditures of $267,124,000, (ii) investments in partially owned entities of $25,712,000, (iii) additions to real estate of $84,750,000, partially offset by, (iv) $60,786,000 of restricted cash and (v) $45,472,000 received from mezzanine loan receivables repayments.

Net cash provided by financing activities of $381,516,000 was primarily comprised of (i) $710,226,000 of proceeds from the issuance of Class A units to Vornado in April 2009, (ii) proceeds from borrowings of $520,137,000, partially offset by, (iii) repayments of borrowings of $644,011,000, (iv) distributions to Vornado of $126,174,000, (v) distributions to redeemable security holders of $20,931,000 and (vi) distributions to preferred unitholders of $28,540,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2009.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$15,274	$7,564	$3,561	$843	$3,306	$-
Tenant improvements	34,078	18,765	13,369	429	1,515	-
Leasing commissions	10,243	6,138	3,925	180	-	-
Non-recurring capital expenditures	10,323	3,511	4,314	34	-	2,464
Total capital expenditures and leasing
commissions (accrual basis)	69,918	35,978	25,169	1,486	4,821	2,464
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	53,373	17,135	30,092	2,885	3,344	(83)
Expenditures to be made in future
periods for the current period	(27,623)	(12,037)	(14,477)	(610)	(300)	(199)
Total capital expenditures and leasing
commissions (cash basis)	$95,668	$41,076	$40,784	$3,761	$7,865	$2,182

Tenant improvements and leasing commissions:
Per square foot per annum	$2.60	$5.51	$3.39	$0.14	$0.90	$-
Percentage of initial rent	7.3%	10.4%	8.5%	0.8%	3.4%	-

Development and Redevelopment
Expenditures:
West End 25	$45,763	$-	$45,763	$-	$-	$-
Bergen Town Center	39,215	-	-	39,215	-	-
220 20th Street	28,650	-	28,650	-	-	-
Wasserman Venture	25,776	-	-	-	-	25,776
Manhattan Mall	17,359	-	-	17,359	-	-
South Hills Mall	13,955	-	-	13,955	-	-
North Bergen, New Jersey	13,749	-	-	13,749	-	-
2101 L Street	12,397	-	12,397	-	-	-
1999 K Street	8,107	-	8,107	-	-	-
Other	62,153	7,903	14,492	24,560	4,014	11,184
	$267,124	$7,903	$109,409	$108,838	$4,014	$36,960

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $254,042,000.

At June 30, 2010, $21,947,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $217,800,000, of which $200,000,000 is committed to our real estate Fund.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.  In June 2010, our motion was granted and a final judgment was entered that disposed of Mr. Trump’s claims with prejudice.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We have filed a notice of appeal and the Trial Court’s judgment is stayed pending the appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	As at June 30, 2010			As at December 31, 2009
		Weighted	Effect of 1%		Weighted
		Average	Change In		Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,044,846	2.00%	$20,448	$2,657,972	1.67%
Fixed rate	8,625,372	5.99%	-	8,281,643	5.89%
	$10,670,218	5.23%	20,448	$10,939,615	4.86%
Pro-rata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$289,428	2.85%	2,894	$331,980	2.87%
Variable rate – Toys	425,439	4.65%	4,254	852,040	3.45%
Fixed rate (including $1,285,497, and
$1,077,919 of Toys debt in 2010 and 2009)	2,130,056	7.36%	-	1,965,620	7.16%
	$2,844,923	6.49%	7,148	$3,149,640	5.70%

Total change in annual net income			$27,596
Per Class A unit-diluted			$0.14

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2010, variable rate debt with an aggregate principal amount of $507,750,000 and a weighted average interest rate of 2.58% was subject to LIBOR caps.  These caps are based on a notional amount of $507,750,000 and cap LIBOR at a weighted average rate of 5.39%.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of June 30, 2010, the estimated fair value of our consolidated debt was $10,569,552,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Management of Vornado, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, such disclosure controls and procedures were effective.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.  In April 2010, Mr. Trump notified us of his intent to file a new suit claiming, among other things, that the limited partnerships should be dissolved.  On April 29, 2010, we filed a motion for declaratory judgment in New York courts seeking to dispose of this claim.  In June 2010, our motion was granted and a final judgment was entered that disposed of Mr. Trump’s claims with prejudice.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  We have filed a notice of appeal and the Trial Court’s judgment is stayed pending the appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2010, we issued 29,782 Class A units to Vornado in connection with Vornado’s issuance of 29,782 common shares upon the redemption of Class A units held by third parties. The Class A units were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: August 6, 2010	By:	/s/ Joseph Macnow

Joseph Macnow, Executive Vice President -
Finance and Administration and
Chief Financial Officer of Vornado Realty Trust, sole
general partner of Vornado Realty L.P. (duly authorized
officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.4		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.6		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.7		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.8		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.9		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.10		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.13		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.15		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.16		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.17		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.18		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.19		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.20		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.21		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.22		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.23		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.24		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.25		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.26		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

3.27		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005
_______________________
	*		Incorporated by reference.

3.28		-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29		-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.30		-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31		-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.32		-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.33		-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.34		-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.35		-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.36		-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.37		-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.38		-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.39		-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

3.40		-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007
_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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
*
10.1		-	Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992
*
10.2		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993
*
10.3		-	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993
*
10.4	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.5	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.6	**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –	*
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

10.7	**	-	Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust	*
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

10.8		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

10.9		-	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,	*
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.10		-	Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

10.11	**	-	First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado	*
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

10.12	**	-	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

10.13		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.14		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002,	*
by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s
Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.15		-	59th Street Management and Development Agreement, dated as of July 3, 2002, by and	*
between 731 Residential LLC, 731 Commercial LLC and Vornado Management Corp. -
Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report
for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.16		-	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty	*
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

10.17	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216)
filed December 26, 2002

10.18	**	-	Form of Stock Option Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

10.19	**	-	Form of Restricted Stock Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

10.20	**	-	Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

10.21	**	-	Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of	*
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

10.22	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by	*
reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on
May 1, 2006

10.23	**	-	Revolving Credit Agreement, dated as of June 28, 2006, among the Operating Partnership,	*
the banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of
America, N.A. and Citicorp North America, Inc., as Syndication Agents, Deutsche Bank
Trust Company Americas, Lasalle Bank National Association, and UBS Loan Finance
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

10.24	**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan	*
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

10.25	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.26		-	Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan	*
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.27	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.28	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.29	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.30	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.31		-	Revolving Credit Agreement, dated as of September 28, 2007, among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks signatory thereto, each as a
Bank, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as
Syndication Agent, Citicorp North America, Inc., Deutsche Bank Trust Company
Americas, and UBS Loan Finance LLC as Documentation Agents, and J.P. Morgan
Securities Inc. and Bank of America Securities LLC as Lead Arrangers and Bookrunners.
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

10.32		-	Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and	*
among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

10.33	**	-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted	*
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

10.34	**	-	Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated	*
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

10.35	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.36	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.37	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.40	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.41	**	-

Vornado Realty Trust's 2010 Omnibus Share Plan.  Incorporated by reference to Exhibit
10.41 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2010 (File No. 001-11954) filed on August 3, 2010

*

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.