Form 10-K
period 2010-12-31
VORNADO REALTY LP
filed 2011-02-25
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000‑22635

VORNADO REALTY L.P.

 (Exact name of Registrant as specified in its charter)

Delaware	13‑3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

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

YES ☐      NO ☒

There is no public market for the Class A units of limited partnership interest.  Based on the June 30, 2010 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and its officers and Trustees, was $11,920,063,000 at June 30, 2010.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 26, 2011.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	4

	1A.	Risk Factors	10

	1B.	Unresolved Staff Comments	23

	2.	Properties	23

	3.	Legal Proceedings	60

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	61

	6.	Selected Financial Data	63

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	64

	7A.	Quantitative and Qualitative Disclosures about Market Risk	110

	8.	Financial Statements and Supplementary Data	111

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	164

	9A.	Controls and Procedures	164

	9B.	Other Information	166

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	167

	11.	Executive Compensation(1)	167

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	167

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	167

	14.	Principal Accounting Fees and Services(1)	167

PART IV.	15.	Exhibits and Financial Statement Schedules	168

Signatures			169

(1)

These items are omitted in whole or in part because Vornado Realty Trust, the registrant’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission not later than 120 days after December 31, 2010, portions of which are incorporated by reference herein.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures and partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS

The Company

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.2% of the common limited partnership interest in the Operating Partnership at December 31, 2010.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2010, we own:

Office Properties:

(i)                 all or portions of 28 properties aggregating 17.4 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)         all or portions of 82 properties aggregating 21.1 million square feet in the Washington, DC / Northern Virginia area;

(iii)        a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district, known as the Bank of America Center;

Retail Properties:

(iv)        161 properties aggregating 25.6 million square feet primarily in Manhattan, the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

(v)         6 properties aggregating 6.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc. (“Toys”):

(vi)        a 32.7% interest in Toys which owns and/or operates 1,589 stores worldwide, including 857 stores in the United States and 732 stores internationally;

Other Investments:

(vii)       32.4% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties aggregating 3.2 million square feet in the greater New York metropolitan area;

(viii)      the Hotel Pennsylvania containing 1.4 million square feet in New York City;

(ix)        a 9.9% economic interest in J.C. Penney Company, Inc. (NYSE: JCP), a major retailer that operates 1,108 department stores nationwide;

(x)         a 26.2% equity interest in LNR Property Corporation, an industry leading servicer and special servicer of commercial mortgage loans and CMBS, and a diversified real estate, investment and finance company;

(xi)        a 36.4% interest in our real estate investment fund in which we are the general partner and investment manager with aggregate equity commitments of $550 million, of which we committed $200 million; and

(xii)       other real estate and investments, including marketable securities and mezzanine loans on real estate.

Objectives and Strategy

Our business objective is to maximize Vornado shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and executing our operating strategies through:

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

•         Investing in operating companies that have a significant real estate component.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer partnership units in exchange for property and may repurchase or otherwise reacquire our units or any other securities in the future.

BUSINESS ENVIRONMENT

Substantially all businesses, including ours, were negatively affected by the 2008/2009 economic recession and illiquidity and volatility in the capital and financial markets.  Although there are signs of an economic recovery and greater stability in the capital and financial markets, it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or any other trends on our financial results.

ACQUISITIONS and investments

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

On July 6, 2010, we completed an initial closing of the Fund with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We closed on an additional $250,000,000 of equity commitments in the first quarter of 2011.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years.  We consolidate the accounts of the Fund into our consolidated financial statements.  In 2010, we incurred $6,482,000 for organization costs of the Fund, net of the Fund’s reimbursement to us, which are included in “general and administrative” expenses on our consolidated statement of income.

The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  As of December 31, 2010, the Fund received $146,789,000 of capital from partners, including $53,378,000 from us.  During the second half of 2010, the Fund made four investments aggregating approximately $145,000,000 and reimbursed us for $1,500,000 of organization costs.

ACQUISITIONS and investments – continued

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or 9.9% of J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average price of $25.70 per share, or $477,678,000 in the aggregate.  These shares, which have an aggregate fair value of $600,449,000 at December 31, 2010, are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Of these shares, 15,500,000 were acquired through the exercise of a call option that originated on September 28, 2010 and settled on November 9, 2010.  During the period in which the call option was outstanding and classified as a derivative instrument, we recognized $112,537,000 of income from the mark-to-market of the underlying common shares, which is included in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from November 10 through December 31, 2010, we recognized $10,234,000 from the mark-to-market of the common shares classified as available-for-sale, which is included in “accumulated other comprehensive income” (a component of equity on our consolidated balance sheet).

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.65 per share, or $137,989,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points and decreases for dividends received on the shares.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from October 7, 2010 through December 31, 2010, we recognized $17,616,000 of income from the mark-to-market of this position, based on J.C. Penney’s closing share price of $32.31 per share at December 31, 2010.

As of December 31, 2010, the aggregate economic net gain on our investment in J.C. Penney was $140,387,000, based on J.C. Penney’s closing share price of $32.31 per share and our weighted average cost of $26.31 per share.

Investment in LNR Property Corporation (“LNR”)

On July 29, 2010, as a part of LNR’s recapitalization, we acquired a 26.2% equity interest in LNR for $116,000,000 in cash and conversion into equity of our $15,000,000 mezzanine loan (the then current carrying amount) made to LNR’s parent, Riley Holdco Corp.  The recapitalization involved an infusion of a total of $417,000,000 in new cash equity and the reduction of LNR’s total debt to $425,000,000 from $1.3 billion, excluding liabilities related to the consolidated CMBS and CDO trusts described below.  We account for our equity interest in LNR under the equity method on a one-quarter lag basis.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $142 billion as of September 30, 2010, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.

510 Fifth Avenue

On October 8, 2010, we acquired 510 Fifth Avenue, a 59,000 square foot retail property located at 43rd Street and Fifth Avenue in New York, for $57,000,000, comprised of $24,700,000 in cash and $32,300,000 of existing debt.

San Jose, California

On October 15, 2010, we acquired the 55% interest that we did not already own of a 646,000 square foot retail property located in San Jose, California, for $97,000,000, consisting of $27,000,000 in cash and $70,000,000 of existing debt.

Atlantic City, New Jersey

On November 4, 2010, we acquired 11.3 acres of the land under a portion of the Borgata Hotel and Casino complex for $83,000,000 in cash.  The land is leased to the partnership that controls the Borgata Hotel and Casino complex through December 2070.  In January 2011, we completed a 10-year $60,000,000 financing of this land.  The loan has a fixed interest rate of 5.14% and amortizes beginning in the third year, based on a 30-year schedule.

Dispositions

On October 20, 2010, we sold a 45% ownership interest in 1299 Pennsylvania Avenue (the Warner Building) and 1101 17th Street, for $236,700,000, comprised of $91,000,000 in cash and the assumption of existing mortgage debt.  We retained the remaining 55% ownership interest and continue to manage and lease the properties.  Based on the Warner Building’s implied fair value of $445,000,000, we recognized a net gain of $54,000,000 in the fourth quarter of 2010.  The gain on 1101 17th Street, based on an implied fair value of $81,000,000, will be recognized when we monetize our investment.

On January 12, 2011, we sold 1140 Connecticut Avenue and contracted to sell 1227 25th Street, subject to customary closing conditions, for an aggregate price of $127,000,000.  We will retain net proceeds of approximately $107,000,000, after repaying an existing mortgage and recognize a net gain of approximately $44,000,000 in the first quarter of 2011.

In March 2010, we ceased making debt service payments on the mortgage loan secured by the High Point Complex in North Carolina as a result of insufficient cash flow and the loan went into default.  In November 2010, the property was placed in receivership.  While the receivership process is inherently lengthy, we anticipate that the property will be sold in the first half of 2011, at which time the assets and liabilities will be removed from our consolidated balance sheet and we will recognize a net gain of approximately $80,000,000.

Financing Activities

On February 11, 2011, we completed a $425,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building.  The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for the term of the loan to a fixed rate of 5.13%.  The loan amortizes based on a 30-year schedule beginning in the fourth year.  We retained net proceeds of approximately $139,000,000 after repaying the existing loan and closing costs.

On February 10, 2011, we completed a $150,000,000 financing of 2121 Crystal Drive, a 506,000 square foot office building located in Crystal City, Arlington, Virginia.  The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in third year.  This property was previously unencumbered.

On January 10, 2011, we completed a $75,000,000 financing of North Bergen (Tonnelle Avenue), a 410,000 square foot strip shopping center.  The seven-year fixed rate loan bears interest rate at 4.59%, provides for interest only payments during the first five years of the term and amortizes based on a 25-year schedule. This property was previously unencumbered.

In December 2010, we acquired the mortgage loan secured by the Springfield Mall, located in Fairfax County, Virginia for $115,000,000 in cash.  The loan had an outstanding balance of $171,500,000.  In a separate transaction, we acquired our partner’s interest in the partnership that owns the mall in exchange for $25,000,000 in partnership units.  These transactions resulted in a $102,932,000 net gain on early extinguishment of debt.

In August 2010, we sold $660,000,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000,000 fixed rate component and a $60,000,000 variable rate component and are cross-collateralized by 40 of our strip shopping centers.  The $600,000,000 fixed rate portion bears interest at an initial rate of 4.18% and a weighted average rate of 4.31% over the 10-year term and amortizes based on a 30-year schedule.  The variable rate portion bears interest at LIBOR plus 1.36%, with a 1% floor (2.36% at December 31, 2010).

In March 2010, we completed a public offering of $500,000,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015 and retained net proceeds of approximately $496,000,000.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.

In 2010, through open market repurchases and tender offers, we purchased $270,491,000 aggregate face amount ($264,476,000 aggregate carrying amount) of our convertible senior debentures due to Vornado and $17,000,000 aggregate face amount ($16,981,000 aggregate carrying amount) of our senior unsecured notes for $274,857,000 and $17,382,000 in cash, respectively, resulting in a net loss of $10,381,000 and $401,000, respectively.

Development and Redevelopment Projects

We expended $156,775,000 in 2010 to complete development projects.

On October 1, 2010, Arlington County adopted a new Sector Plan for Crystal City that provides for additional density and increased building heights which would permit us to grow our assets in Crystal City from 8.0 million square feet currently to as much as 11.5 million square feet.

During 2010, we entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using proceeds from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, we will receive net settled payments of approximately $10,000,000 per year, which is net of our $36,000,000 annual obligation to the County.  Our obligation has been pledged by the County to the bondholders, but is payable by us only to the extent that we first receive at least an equal payment from the County.  We engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract.  Although we are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Subsequent thereto, we are required to fund $11,500,000, primarily for tenant improvements, are responsible for all operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if we fail to achieve certain performance thresholds.  We plan to account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as we are providing development, marketing, leasing, and other property management related services over the 17-year term.  We plan to recognize development fees using the percentage of completion method of accounting.

We are also evaluating other development and redevelopment opportunities for which final plans, budgeted costs and financing have yet to be determined.  These projects include the Springfield Mall in Springfield, Virginia and the Hotel Pennsylvania and 220 Central Park South in Manhattan.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

Segment Data

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys “R” Us.  Financial information related to these business segments for the years ended December 31, 2010, 2009 and 2008 is set forth in Note 22 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.  The Merchandise Mart Properties segment has trade show operations in Canada and Switzerland. The Toys segment has 732 locations internationally.

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

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2010, 2009 and 2008.

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

Employees

As of December 31, 2010, we have approximately 4,780 employees, of which 317 are corporate staff. The New York Office Properties segment has 126 employees and an additional 2,680 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York Office and Washington, DC Office properties. The Washington, DC Office Properties, Retail Properties and Merchandise Mart Properties segments have 400, 176 and 576 employees, respectively, and the Hotel Pennsylvania has 505 employees. The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, of which we own 32.7% and 32.4%, respectively.

principal executive offices

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.

MATERIALS AVAILABLE ON VORNADO’S WEBSITE

Copies of Vornado’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Vornado’s officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on Vornado’s website are copies of Vornado’s Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on Vornado’s website.  Copies of these documents are also available directly from Vornado free of charge.  Vornado’s website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K.

ITEM 1A.     RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.

Real Estate Investments’ Value and Income Fluctuate Due to Various Factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate investments include, among other things:

•      national, regional and local economic conditions;

•      competition from other available space;

•      local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•      how well we manage our properties;

•         the development and/or redevelopment of our properties;

•      changes in market rental rates;

•      the timing and costs associated with property improvements and rentals;

•      whether we are able to pass all or portions of any increases in operating costs through to tenants;

•      changes in real estate taxes and other expenses;

•      whether tenants and users such as customers and shoppers consider a property attractive;

•      the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•      availability of financing on acceptable terms or at all;

•      fluctuations in interest rates;

•      our ability to obtain adequate insurance;

•      changes in zoning laws and taxation;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attack against, the United States;

•      potential liability under environmental or other laws or regulations;

•         natural disasters;

•      general competitive factors; and

•         climate changes.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to unitholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our debt and equity securities.

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy, which have recently negatively affected substantially all businesses, including ours.  Demand for office and retail space may decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our debt and equity securities.

Real estate is a competitive business.

Our business segments – New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys – operate in a highly competitive environment. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal costs.  During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

Bankruptcy or insolvency of tenants may decrease our revenue, net income and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in decreased revenue, net income and funds available for the payment of indebtedness or for distribution to unitholders.

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

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rents.  Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable.  Conversely, deflation could lead to downward pressure on rents and other sources of income.  In addition, we own residential properties which are leased to tenants with one-year lease terms.  Because these are short-term leases, declines in market rents will impact our residential properties faster than if the leases were for longer terms.

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

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures due to Vornado and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

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

Under the Internal Revenue Code, REITs like Vornado are not allowed to operate hotels directly or indirectly. Accordingly, we lease the Hotel Pennsylvania to our taxable REIT subsidiary (“TRS”). While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning the hotel, and such changes may adversely affect the cash flows from the hotel. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from the hotel.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time persons have asserted claims against us with respect to some of our properties under the ADA, but to date such claims have not resulted in any material expense or liability. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to unitholders.

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

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional costs to remedy damages caused by such disruptions.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States.  Our leases, loans and other agreements may require us to comply with OFAC requirements.  If a tenant or other party with whom we conduct business is placed on the OFAC list we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

Our Investments Are Concentrated in the New York CITY METROPOLITAN AREA and Washington, DC / NORTHERN VIRGINIA Area. Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

A significant portion of our properties are located in the New York City / New Jersey metropolitan area and Washington, DC / Northern Virginia area and are affected by the economic cycles and risks inherent to those areas.

During 2010, approximately 74% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City / New Jersey metropolitan areas and the Washington, DC / Northern Virginia area. We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

•      financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•      space needs of the United States Government, including the effect of a deficit reduction plan and/or base closures and repositioning under the Defense Base Closure and Realignment Act of 2005, as amended;

•      business layoffs or downsizing;

•      industry slowdowns;

•      relocations of businesses;

•      changing demographics;

•      increased telecommuting and use of alternative work places;

•      infrastructure quality; and

•      any oversupply of, or reduced demand for, real estate.

It is impossible for us to assess the future effects of trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas.  Local, national or global economic downturns, would negatively affect our businesses and profitability.

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

We May Acquire or Sell Assets or Entities or Develop Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

We have grown rapidly since 1999 through acquisitions. We may not be able to maintain this rapid growth and our failure to do so could adversely affect Vornado’s stock price and the value of our Class A units.

We have experienced rapid growth since 1999, increasing our total assets from approximately $5.5 billion at December 31, 1999 to approximately $20.5 billion at December 31, 2010. We may not be able to maintain a similar rate of growth in the future or manage growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations as well as the amount of cash available for distributions to unitholders, Vornado’s stock price and the value of our Class A units.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. Development of our existing properties presents similar risks.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions.  The announcement of such a material acquisition may result in a rapid and significant decline in the price of Vornado’s common shares and the value of our Class A units.

We are continuously looking at material transactions that we believe will maximize Vornado shareholder value.  However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of Vornado’s common shares and the value of our Class A units.

It may be difficult to buy and sell real estate quickly, which may limit our flexibility.

Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

We may not be permitted to dispose of certain properties or pay down the debt associated with those properties when we might otherwise desire to do so without incurring additional costs.

As part of an acquisition of a property, or a portfolio of properties, we may agree, and in the past have agreed, not to dispose of the acquired properties or reduce the mortgage indebtedness for a long-term period, unless we pay certain of the resulting tax costs of the seller. These agreements could result in us holding on to properties that we would otherwise sell and not pay down or refinance.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to, Alexander’s, Inc. (“Alexander’s”), Toys “R” Us (“Toys”), Lexington Realty Trust (“Lexington”), J.C. Penney Company, Inc. (“J.C. Penney”), LNR Property Corporation (“LNR”) and other equity and mezzanine investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from our primary lines of business including, without limitation, operating or managing toy stores and department stores. Consequently, investments in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses. From time to time we may make additional investments in or acquire other entities that may subject us to similar risks. Investments in entities over which we do not have sole control, including joint ventures, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We are subject to risks that affect the general retail environment.

A substantial portion of our properties are in the retail shopping center real estate market and we have a significant investment in retailers such as Toys and J.C. Penney. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the retailers in which we hold an investment and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

Our investment in Toys subjects us to risks that are different from our other lines of business and may result in increased seasonality and volatility in our reported earnings.

Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2010 include Toys’ financial results for its first, second and third quarters ended October 30, 2010, as well as Toys’ fourth quarter results of 2009. Because of the seasonality of Toys, our reported net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

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

 We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period.  If we change our intended holding period, due to our intention to sell or otherwise dispose of an asset, then under accounting principles generally accepted in the United States of America, we must reevaluate whether that asset is impaired.  Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our results of operations in the period that it is recognized.

We invest in subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments involve greater risk of loss than investments in senior mortgage loans.

We invest, and may in the future invest, in subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  These investments involve greater risk of loss than investments in senior mortgage loans which are secured by real property.  If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment.  In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments.  The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure.  Such deteriorations in value may result in the recognition of impairment losses and/or valuation allowances on our statements of income.  As of December 31, 2010, our investments in mezzanine debt securities have an aggregate carrying amount of $202,412,000, net of a $73,216,000 valuation allowance.

We evaluate the collectability of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable.  A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we will actually collect, including amounts we would collect if we chose to sell these investments before their maturity.  If we collect less than our estimates, we will record impairment losses which could be material.

We invest in marketable equity securities of companies that have significant real estate assets.  The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest in marketable equity securities of publicly-traded real estate companies or companies that have significant real estate assets, such as J.C. Penney.  As of December 31, 2010, our marketable securities have an aggregate carrying amount of $766,116,000.  Significant declines in the value of these investments due to operating performance or economic or market conditions may result in the recognition of impairment losses which could be material.

VORNADO’S Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

We May Not Be Able to Obtain Capital to Make Investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT like Vornado, is that it distributes 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing will be available or available on acceptable terms.  For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

Furthermore, holders of our preferred units are entitled to receive preferred distributions before payment of distributions to our Class A unit unitholders. In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2010, we had approximately $13.8 billion of total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding $37 billion for our pro rata share of LNR’s liabilities related to its consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us.  Vornado’s ratio of total debt to total enterprise value was approximately 44%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado’s common and preferred shares plus total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding LNR’s liabilities related to its consolidated CMBS and CDO trusts.  In the future, we may incur additional debt to finance acquisitions or property developments and thus increase Vornado’s ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of existing variable rate debt and any new debt or other market rate security or instrument may increase.  Furthermore, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

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

Vornado may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

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

If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado may undertake restructuring or other actions that may affect us.  Although Vornado intends to operate in a manner designed to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause Vornado to revoke the REIT election or fail to qualify Vornado a REIT.

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

We are dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees of Vornado, and Michael D. Fascitelli, the President and Chief Executive Officer of Vornado. While we believe that we could find replacements for these and other key personnel, the loss of their services could harm our operations and adversely affect the value of our equity.

Vornado’s charter documents and applicable law may hinder any attempt to acquire IT OR US BECAUSE VORNADO IS OUR SOLE GENERAL PARTNER.

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

Vornado Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders, although the Board of Trustees does not now intend to establish a series of preferred shares of this kind. Vornado’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders.

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

In approving a transaction, the Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board.  Vornado’s Board has adopted a resolution exempting any business combination between Vornado and any trustee or officer of Vornado or its affiliates.  As a result, any trustee or officer of Vornado or its affiliates may be able to enter into business combinations with Vornado that may not be in the best interest of Vornado’s shareholders. With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders. The business combination statute may discourage others from trying to acquire control of Vornado and increase the difficulty of consummating any offer.

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

As of December 31, 2010, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 7.0% of the common shares of Vornado and approximately 27.2% of the common stock of Alexander’s, which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s.

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

We currently manage and lease the real estate assets of Interstate Properties under a management agreement for which we receive an annual fee equal to 4% of base rent and percentage rent. The management agreement has a one-year term and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. Because of the relationship among Vornado, Interstate Properties and Messrs. Roth, Mandelbaum and Wight, as described above, the terms of the management agreement and any future agreements between us and Interstate Properties may not be comparable to those we could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2010, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the greater New York metropolitan area.  In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 27.2% of the outstanding common stock of Alexander’s as of December 31, 2010. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s and general partners of Interstate.  Michael D. Fascitelli is the President and Chief Executive Officer of Vornado and the President of Alexander’s and Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

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

The Number of Shares of Vornado Realty Trust and the Market for Those Shares Give Rise to Various Risks.

The trading price of Vornado’s common shares has been volatile and may fluctuate.

The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of our Class A units.  Among those factors are:

•         our financial condition and performance;

•         the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•         the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•         uncertainty and volatility in the equity and credit markets;

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

•         domestic and international economic factors unrelated to our performance; and

•         all other risk factors addressed elsewhere in this document.

A significant decline in Vornado’s stock price could result in substantial losses for Vornado’s shareholders and our unitholders.

Vornado has many shares available for future sale, which could hurt the market price of its shares and the redemption price of our units.

The interests of our current unitholders could be diluted if we issue additional equity securities. As of December 31, 2010, Vornado had authorized but unissued, 66,338,125 common shares of beneficial interest, $.04 par value and 77,659,991 preferred shares of beneficial interest, no par value; of which 39,203,325 common shares are reserved for issuance upon redemption of our Class A units, convertible securities and employee stock options and 7,200,000 preferred shares are reserved for issuance upon redemption of our preferred units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of Vornado’s common and preferred shares or our Class A and preferred units will have on the market prices of Vornado’s outstanding shares and our outstanding securities.

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

Item 2.        Properties

We operate in five business segments:  New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys “R” Us.  The following pages provide details of our real estate properties.

ITEM 2.                PROPERTIES - Continued

					Square Feet
							Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)		Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
NEW YORK OFFICE:
New York City:
Penn Plaza:
One Penn Plaza	100.0%	96.2%	$54.61		2,461,000	-	-	$-	BMG Columbia House, Buck Consultants,
(ground leased through 2098)									Cisco, Kmart, MWB Leasing, Parsons Brinkerhoff,
									United Health Care, United States Customs Department,
									URS Corporation Group Consulting

Two Penn Plaza	100.0%	99.1%	47.25		1,588,000	-	-	277,347	LMW Associates, EMC, Forest Electric, IBI,
									Madison Square Garden, McGraw-Hill Co., Inc.

Eleven Penn Plaza	100.0%	94.2%	51.47		1,068,000	-	-	199,320	Macy's, Madison Square Garden, Rainbow Media Holdings

100 West 33rd Street	100.0%	93.7%	46.29		847,000	-	-	159,361	Bank of America, Draft FCB

330 West 34th Street	100.0%	99.2%	34.53		635,000	-	-	-	City of New York, Interieurs Inc.,
(ground leased through 2148)									The Bank of New York

Total Penn Plaza		96.6%	49.33		6,599,000	-	-	636,028

East Side:
909 Third Avenue	100.0%	92.5%	57.26	(2)	1,327,000	-	-	207,045	J.P. Morgan Securities Inc., Citibank, Forest Laboratories,
(ground leased through 2063)									Geller & Company, Morrison Cohen LLP, Robeco USA Inc.,
									United States Post Office,
									The Procter & Gamble Distributing LLC.

150 East 58th Street	100.0%	94.2%	60.35		536,000	-	-	-	Castle Harlan, Tournesol Realty LLC (Peter Marino),
									Various showroom tenants

Total East Side		92.9%	58.15		1,863,000	-	-	207,045

West Side:
888 Seventh Avenue	100.0%	95.6%	78.13		858,000	-	-	318,554	Kaplan Management LLC, New Line Realty,
(ground leased through 2067)									Soros Fund, TPG-Axon Capital,
									Vornado Executive Headquarters

1740 Broadway	100.0%	99.3%	60.21		596,000	-	-	-	Davis & Gilbert, Limited Brands,
									Dept. of Taxation of the State of N.Y.

57th Street	50.0%	91.5%	44.65		188,000	-	-	22,922	Various

825 Seventh Avenue	50.0%	100.0%	45.44		165,000	-	-	20,565	Young & Rubicam

Total West Side		96.8%	65.75		1,807,000	-	-	362,041

Park Avenue:
350 Park Avenue	100.0%	92.5%	75.30		555,000	-	-	430,000	Tweedy Browne Company, MFA Financial Inc., M&T Bank,
									Ziff Brothers Investment Inc., Kissinger Associates, Inc.

Grand Central:
90 Park Avenue	100.0%	97.4%	59.41		906,000	-	-	-	Alston & Bird, Amster, Rothstein & Ebenstein,
									Capital One N.A., First Manhattan Consulting,
									Sanofi-Synthelabo Inc., STWB Inc.

330 Madison Avenue	25.0%	100.0%	54.09		802,000	-	181,000	150,000	Acordia Northeast Inc., Artio Global Management,
									Dean Witter Reynolds Inc., HSBC Bank AFS

Total Grand Central		98.6%	56.91		1,708,000	-	181,000	150,000

ITEM 2.                PROPERTIES - Continued

				Square Feet
						Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
NEW YORK OFFICE (Continued):
Madison/Fifth:
640 Fifth Avenue	100.0%	97.1%	$75.76	323,000	-	-	$-	ROC Capital Management LP, Citibank N.A.,
								Fidelity Investments, Hennes & Mauritz,
								Janus Capital Group Inc., GSL Enterprises Inc.,
								Scout Capital Management,
								Legg Mason Investment Counsel

595 Madison Avenue	100.0%	88.9%	64.76	319,000	-	-	-	Beauvais Carpets, Coach, Levin Capital Strategies LP,
								Prada, Cosmetech Mably Int'l LLC.

689 Fifth Avenue	100.0%	94.1%	69.81	89,000	-	-	-	Elizabeth Arden, Red Door Salons, Zara,
								Yamaha Artist Services Inc.

Total Madison/Fifth		93.2%	70.24	731,000	-	-	-

United Nations:
866 United Nations Plaza	100.0%	94.7%	54.36	358,000	-	-	44,978	Fross Zelnick, Mission of Japan,
								The United Nations, Mission of Finland

Midtown South:
770 Broadway	100.0%	99.8%	52.14	1,071,000	-	-	353,000	AOL, J. Crew, Kmart, Structure Tone,
								Nielsen Company (US) Inc.

Rockefeller Center:
1290 Avenue of the Americas	70.0%	94.2%	60.03	2,061,000	-	-	424,136	AXA Equitable Life Insurance, Bank of New York Mellon,
								Broadpoint Gleacher Securities Group, Bryan Cave LLP,
								Microsoft Corporation, Morrison & Foerster LLP,
								Warner Music Group, Cushman & Wakefield, Fitzpatrick,
								Cella, Harper & Scinto

Downtown:
20 Broad Street	100.0%	97.6%	52.15	472,000	-	-	-	New York Stock Exchange
(ground leased through 2081)

40 Fulton Street	100.0%	76.4%	34.25	249,000	-	-	-	Graphnet Inc., Market News International Inc., Sapient Corp.

40-42 Thompson Street	100.0%	100.0%	46.81	29,000	-	-	-	Crown Management

Total Downtown		90.7%	46.00	750,000	-	-	-

Total New York City		95.8%	55.52	17,503,000	-	181,000	2,607,228

New Jersey
Paramus	100.0%	87.1%	20.28	132,000	-	-	-	Vornado's Administrative Headquarters

Total New York City Office		95.7%	$55.51	17,635,000	-	181,000	$2,607,228

Vornado's Ownership Interest		95.6%	$55.45	16,239,000	-	45,000	$2,347,771

(1) Annualized Rent PSF excludes retail rent in office buildings, ground rent, storage rent and garages.
(2) Excludes US Post Office leased through 2038 (including five five-year renewal options for which the annual escalated rent is $11.12 PSF).

ITEM 2.                PROPERTIES - Continued

				Square Feet
						Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
WASHINGTON, DC OFFICE:
Crystal City:
2011-2451 Crystal Drive - 5 buildings	100.0%	98.9%	$40.29	2,298,000	-	-	$127,720	General Services Administration, Lockheed Martin,
								Conservation International, Boeing,
								Smithsonian Institution, Natl. Consumer Coop. Bank,
								Archstone Trust, Council on Foundations,
								Vornado / Charles E. Smith Headquarters,
								KBR, General Dynamics, Scitor Corp.,
								Food Marketing Institute

S. Clark Street / 12th Street - 5 buildings	100.0%	96.6%	40.06	1,510,000	-	-	145,389	General Services Administration,
								SAIC, Inc., Boeing, L-3 Communications,
								The Int'l Justice Mission

1550-1750 Crystal Drive / 241-251 18th Street	100.0%	96.1%	40.46	1,482,000	-	-	124,883	General Services Administration,
- 4 buildings								Alion Science & Technologies, Booz Allen, SAIC, Inc.,
								Arete Associates, L-3 Communications,
								Battelle Memorial Institute

1800, 1851 and 1901 South Bell Street	100.0%	97.2%	35.34	868,000	-	-	10,099	General Services Administration,
- 3 buildings								Lockheed Martin

2100 / 2200 Crystal Drive - 2 buildings	100.0%	100.0%	31.82	529,000	-	-	-	General Services Administration,
								Public Broadcasting Service

223 23rd Street / 2221 South Clark Street	100.0%	51.7%	39.01	309,000	-	147,000	-	General Services Administration
- 2 buildings

2001 Jefferson Davis Highway	100.0%	77.4%	36.21	162,000	-	-	-	National Crime Prevention, Institute for Psychology,
								Qinetiq North America

Crystal City Shops at 2100	100.0%	58.9%	33.29	81,000	-	-	-	Various

Crystal Drive Retail	100.0%	88.5%	44.46	57,000	-	-	-	Various

Total Crystal City	100.0%	95.6%	38.89	7,296,000	-	147,000	408,091

Central Business District:
Universal Buildings	100.0%	94.9%	45.13	615,000	-	-	103,049	Academy for Educational Development
1825-1875 Connecticut Avenue, NW
- 2 buildings

Warner Building - 1299 Pennsylvania	55.0%	99.0%	67.68	604,000	-	-	292,700	Howrey LLP, Baker Botts, LLP,
Avenue, NW								General Electric

409 3rd Street, NW	100.0%	97.3%	39.39	403,000	-	-	-	General Services Administration

2101 L Street, NW	100.0%	91.0%	57.12	380,000	-	-	150,000	Greenberg Traurig, LLP, US Green Building Council,
								American Insurance Association, RTKL Associates,
								Cassidy & Turley

1750 Pennsylvania Avenue, NW	100.0%	97.0%	46.16	257,000	-	-	45,132	General Services Administration,
								PA Consulting Group Holdings

1150 17th Street, NW	100.0%	87.1%	45.71	233,000	-	-	28,728	American Enterprise Institute

Bowen Building - 875 15th Street, NW	100.0%	100.0%	65.99	231,000	-	-	115,022	Paul, Hastings, Janofsky & Walker LLP,
								Millennium Challenge Corporation

1101 17th Street, NW	55.0%	94.9%	44.95	213,000	-	-	-	AFSME

1730 M Street, NW	100.0%	88.9%	43.05	203,000	-	-	14,853	General Services Administration

ITEM 2.                PROPERTIES - Continued

					Square Feet
							Out of Service
Property	% Ownership		% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
WASHINGTON, DC OFFICE (Continued):
1726 M Street, NW	100.0%		75.3%	$39.32	90,000	-	-	$-	Aptima, Inc., Nelnet Corporation

Kaempfer Interests:
401 M Street, SW	2.5%		100.0%	46.85	2,100,000	-	1,471,000	217,106	District of Columbia

1501 K Street, NW	5.0%		98.2%	57.93	379,000	-	-	100,250	Sidley Austin LLP, UBS

1399 New York Avenue, NW	2.5%		94.8%	88.31	123,000	-	-	39,087	Bloomberg

Total Central Business District			95.6%	52.73	5,831,000	-	1,471,000	1,105,927

I-395 Corridor:
Skyline Place - 7 buildings	100.0%		92.2%	33.21	2,117,000	-	-	543,300	General Services Administration, SAIC, Inc.,
									Northrop Grumman, Axiom Resource Management,
									Booz Allen, Jacer Corporation, Intellidyne, Inc.

One Skyline Tower	100.0%		100.0%	32.73	518,000	-	-	134,700	General Services Administration

Total I-395 Corridor	100.0%		93.7%	33.11	2,635,000	-	-	678,000

Rosslyn / Ballston:
2200 / 2300 Clarendon Blvd	100.0%		94.9%	39.31	631,000	-	-	59,278	Arlington County, General Services Administration,
(Courthouse Plaza) - 2 buildings									AMC Theaters

Rosslyn Plaza - Office - 4 buildings	46.0%		86.2%	32.72	725,000	-	-	56,680	General Services Administration

Total Rosslyn / Ballston			91.9%	35.88	1,356,000	-	-	115,958

Reston:
Reston Executive - 3 buildings	100.0%		75.1%	31.71	493,000	-	-	93,000	SAIC, Inc., Quadramed Corp

Commerce Executive - 3 buildings	100.0%	`	98.3%	28.96	397,000	-	-	-	L-3 Communications, SAIC, Inc.,
									BT North America

Total Reston			85.4%	30.31	890,000	-	-	93,000

Rockville/Bethesda:
Democracy Plaza One	100.0%		87.2%	41.38	214,000	-	-	-	National Institutes of Health

Tysons Corner:
Fairfax Square - 3 buildings	20.0%		85.4%	37.39	523,000	-	-	71,764	EDS Information Services, Dean & Company,
									Womble Carlyle

Total Tysons Corner			85.4%	37.39	523,000	-	-	71,764

Pentagon City:
Fashion Centre Mall	7.5%		98.4%	38.25	818,000	-	-	146,453	Macy's, Nordstrom

Washington Tower	7.5%		100.0%	45.80	170,000	-	-	40,000	The Rand Corporation

Total Pentagon City			98.7%	39.56	988,000	-	-	186,453

Total Washington, DC office properties			94.2%	$40.68	19,733,000	-	1,618,000	$2,659,193

Vornado's Ownership Interest			94.0%	$39.43	15,115,000	-	184,000	$1,921,965

ITEM 2.                PROPERTIES - Continued

				Square Feet
							Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property		Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
WASHINGTON, DC OFFICE (Continued):
Other:
For rent residential:
Riverhouse (1,680 units)	100.0%	95.2%	$-	1,802,000		-	-	$259,546

West End 25 (283 units)	100.0%	95.7%	-	272,000		-	-	95,220

220 20th Street (265 units)	100.0%	96.0%	-	272,000		-	-	83,573

Rosslyn Plaza (196 units)	43.7%	99.1%	-	253,000		-	-	-

Crystal City Hotel	100.0%	100.0%	-	266,000		-	-	-

Warehouses	100.0%	100.0%	-	160,000		-	-	-

Other - 3 buildings	100.0%	100.0%	-	11,000		-	2,000	-

Total Other				3,036,000		-	2,000	438,339

Total Washington, DC Properties		94.5%	$40.68	22,769,000	(2)	-	1,620,000	$3,097,532

Vornado's Ownership Interest		94.3%	$39.42	18,009,000		-	186,000	$2,360,304

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.
(2) Excludes 24,000 square feet representing our 7.5% pro rata share of the Ritz Carlton building which is owned by the ground lessee on land leased by us.

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service		Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant	Under Development	Encumbrances (in thousands)		Major Tenants
RETAIL:
STRIP SHOPPING CENTERS:
New Jersey:
Wayne Town Center, Wayne	100.0%	100.0%	$0.41	717,000	-	227,000	490,000	$-		J.C. Penney
(ground leased through 2064)

North Bergen (Tonnelle Avenue)	100.0%	100.0%	23.72	410,000	185,000	206,000	19,000	-		Wal-Mart, BJ's Wholesale Club

Totowa	100.0%	100.0%	18.59	317,000	178,000	139,000	-	26,171	(2)	The Home Depot, Bed Bath & Beyond (3), Marshalls

Garfield	100.0%	100.0%	25.54	302,000	20,000	145,000	137,000	-		Wal-Mart

Bricktown	100.0%	98.7%	17.03	279,000	276,000	3,000	-	33,755	(2)	Kohl's, ShopRite, Marshalls

Union (Route 22 and Morris Avenue)	100.0%	100.0%	25.87	276,000	113,000	163,000	-	34,160	(2)	Lowe's, Toys "R" Us

Hackensack	100.0%	95.9%	21.16	275,000	209,000	66,000	-	42,845	(2)	The Home Depot (3), Pathmark

Bergen Town Center - East, Paramus	100.0%	-	-	272,000	-	-	272,000	-		Lowe's (under development by tenant)

East Hanover (240 Route 10 West)	100.0%	98.6%	17.91	268,000	262,000	6,000	-	30,107	(2)	The Home Depot, Dick's Sporting Goods, Marshalls

Cherry Hill	100.0%	97.5%	15.79	263,000	51,000	212,000	-	14,649	(2)	Wal-Mart, Toys "R" Us

Jersey City	100.0%	100.0%	21.05	236,000	66,000	170,000	-	21,423	(2)	Lowe's, P.C. Richard & Son

East Brunswick (325 - 333 Route 18 South)	100.0%	100.0%	15.95	232,000	222,000	10,000	-	26,287	(2)	Kohl's, Dick's Sporting Goods, P.C. Richard & Son,
										T.J. Maxx

Union (2445 Springfield Avenue)	100.0%	100.0%	17.85	232,000	232,000	-	-	30,108	(2)	The Home Depot

Middletown	100.0%	83.1%	14.47	231,000	179,000	52,000	-	18,354	(2)	Kohl's, Stop & Shop

Woodbridge	100.0%	100.0%	18.30	227,000	87,000	140,000	-	21,828	(2)	Wal-Mart, Syms

North Plainfield	100.0%	57.3%	6.93	219,000	219,000	-	-	-		Kmart
(ground leased through 2060)

Marlton	100.0%	100.0%	12.32	211,000	207,000	4,000	-	18,239	(2)	Kohl's (3), ShopRite, PetSmart

Manalapan	100.0%	97.8%	15.30	208,000	206,000	2,000	-	22,234	(2)	Best Buy, Bed Bath & Beyond, Babies "R" Us

East Rutherford	100.0%	97.9%	31.36	197,000	42,000	155,000	-	14,359	(2)	Lowe's

East Brunswick (339-341 Route 18 South)	100.0%	100.0%	-	196,000	33,000	163,000	-	12,449	(2)	Lowe's, LA Fitness (lease not commenced)

Bordentown	100.0%	90.9%	7.17	179,000	179,000	-	-	-		ShopRite

Morris Plains	100.0%	100.0%	19.50	177,000	176,000	1,000	-	22,581	(2)	Kohl's, ShopRite

Dover	100.0%	93.9%	11.25	173,000	167,000	6,000	-	13,896	(2)	ShopRite, T.J. Maxx

Delran	100.0%	76.6%	4.25	171,000	168,000	3,000	-	-		Sam's Club

Lodi (Route 17 North)	100.0%	100.0%	10.60	171,000	171,000	-	-	11,985	(2)	National Wholesale Liquidators

Watchung	100.0%	97.3%	23.19	170,000	54,000	116,000	-	15,923	(2)	BJ's Wholesale Club

Lawnside	100.0%	100.0%	12.82	145,000	142,000	3,000	-	11,291	(2)	The Home Depot, PetSmart

Hazlet	100.0%	100.0%	2.44	123,000	123,000	-	-	-		Stop & Shop

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service		Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant	Under Development	Encumbrances (in thousands)		Major Tenants
RETAIL (Continued):
Kearny	100.0%	100.0%	$14.24	104,000	32,000	72,000	-	$-		Pathmark, Marshalls

Turnersville	100.0%	100.0%	6.25	96,000	89,000	7,000	-	-		Haynes Furniture (3)

Lodi (Washington Street)	100.0%	47.8%	23.31	85,000	85,000	-	-	9,881		Rite Aid

Carlstadt	100.0%	90.7%	22.22	78,000	78,000	-	-	7,442		Stop & Shop
(ground leased through 2050)

East Hanover (200 Route 10 West)	100.0%	86.9%	22.57	76,000	76,000	-	-	10,306	(2)	Loehmann's

North Bergen (Kennedy Boulevard)	100.0%	100.0%	29.78	62,000	6,000	56,000	-	5,385	(2)	Waldbaum's

South Plainfield	100.0%	100.0%	21.14	56,000	56,000	-	-	5,414	(2)	Staples
(ground leased through 2039)

Englewood	100.0%	100.0%	30.73	41,000	41,000	-	-	12,222		New York Sports Club

Eatontown	100.0%	100.0%	26.14	30,000	30,000	-	-	-		Petco

East Hanover (280 Route 10 West)	100.0%	94.0%	32.00	26,000	26,000	-	-	4,806	(2)	REI

Montclair	100.0%	100.0%	23.34	18,000	18,000	-	-	2,779	(2)	Whole Foods Market

Total New Jersey				7,549,000	4,504,000	2,127,000	918,000	500,879

New York:
Poughkeepsie	100.0%	78.9%	7.62	522,000	519,000	3,000	-	-		Kmart, Burlington Coat Factory, ShopRite,
										Hobby Lobby, Christmas Tree Shops,
										Bob's Discount Furniture

Bronx (Bruckner Boulevard)	100.0%	95.4%	20.98	500,000	386,000	114,000	-	-		Kmart, Toys "R" Us, Key Food

Buffalo (Amherst)	100.0%	59.8%	5.64	296,000	227,000	69,000	-	-		T.J. Maxx, Toys "R" Us,

Huntington	100.0%	96.5%	13.26	208,000	208,000	-	-	17,602	(2)	Kmart, Marshalls, Old Navy

Rochester	100.0%	100.0%	-	205,000	-	205,000	-	4,632	(2)	Wal-Mart

Mt. Kisco	100.0%	98.4%	21.04	189,000	72,000	117,000	-	29,382		Target, A&P

Freeport (437 East Sunrise Highway)	100.0%	100.0%	17.70	173,000	173,000	-	-	22,581	(2)	The Home Depot, Staples

Staten Island	100.0%	95.7%	17.52	165,000	165,000	-	-	17,400		Western Beef, Bally Total Fitness

Rochester (Henrietta)	100.0%	89.2%	3.31	158,000	158,000	-	-	-		Kohl's, Ollie's Bargain Outlet
(ground leased through 2056)

Albany (Menands)	100.0%	74.0%	9.00	140,000	140,000	-	-	-		Bank of America

New Hyde Park (ground and building	100.0%	100.0%	18.73	101,000	101,000	-	-	-		Stop & Shop
leased through 2029)

North Syracuse (ground and building	100.0%	100.0%	-	98,000	-	98,000	-	-		Wal-Mart
leased through 2014)

Inwood	100.0%	97.8%	20.65	96,000	96,000	-	-	-		Stop & Shop

Bronx (1750-1780 Gun Hill Road)	100.0%	52.6%	43.23	83,000	83,000	-	-	-		ALDI (lease not commenced) T.G.I. Friday's

ITEM 2.                PROPERTIES - Continued

				Square Feet
						In Service			Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property		Owned by Company	Owned By Tenant		Under Development	Encumbrances (in thousands)		Major Tenants
RETAIL (Continued):
West Babylon	100.0%	85.7%	$11.82	79,000		79,000	-		-	$-		Waldbaum's

Queens	100.0%	100.0%	36.26	56,000		56,000	-		-	-		New York Sports Club

Commack	100.0%	100.0%	20.11	47,000		47,000	-		-	-		PetSmart
(ground and building leased through 2021)

Dewitt	100.0%	100.0%	18.60	46,000		46,000	-		-	-		Best Buy
(ground leased through 2041)

Freeport (240 West Sunrise Highway)	100.0%	100.0%	18.44	44,000		44,000	-		-	-		Bob's Discount Furniture
(ground and building leased through 2040)

Oceanside	100.0%	100.0%	27.83	16,000		16,000	-		-	-		Party City

Total New York				3,222,000		2,616,000	606,000		-	91,597

Pennsylvania:
Allentown	100.0%	99.6%	15.10	627,000		270,000	357,000		-	31,670	(2)	Wal-Mart, ShopRite, Burlington Coat Factory,
												T.J. Maxx, Dick's Sporting Goods

Philadelphia	100.0%	78.1%	12.52	430,000		430,000	-		-	-		Kmart, Health Partners

Wilkes-Barre	100.0%	83.3%	13.26	329,000	(4)	204,000	125,000	(4)	-	20,727		Target (4), Babies "R" Us, Ross Dress for Less

Lancaster	100.0%	100.0%	4.52	228,000		58,000	170,000		-	5,703	(2)	Lowe's, Weis Markets

Bensalem	100.0%	98.9%	11.15	185,000		177,000	8,000		-	15,720	(2)	Kohl's (3), Ross Dress for Less, Staples

Broomall	100.0%	100.0%	10.73	169,000		147,000	22,000		-	11,291	(2)	Giant Food (3), A.C. Moore, PetSmart

Bethlehem	100.0%	87.1%	5.82	167,000		164,000	3,000		-	5,906	(2)	Giant Food, Superpetz

Upper Moreland	100.0%	100.0%	2.00	122,000		122,000	-		-	-		Benjamin Foods

York	100.0%	100.0%	8.16	110,000		110,000	-		-	5,501	(2)	Ashley Furniture

Levittown	100.0%	100.0%	6.25	105,000		105,000	-		-	-		Haynes Furniture (3)

Glenolden	100.0%	93.5%	26.00	102,000		10,000	92,000		-	7,238	(2)	Wal-Mart

Wilkes-Barre	100.0%	50.1%	6.53	81,000		81,000	-		-	-		Ollie's Bargain Outlet
(ground and building leased through 2040)

Wyomissing	100.0%	89.0%	14.47	79,000		79,000	-		-	-		LA Fitness, PetSmart
(ground and building leased through 2065)

Springfield	100.0%	100.0%	19.00	41,000		41,000	-		-	-		PetSmart
(ground and building leased through 2025)

Total Pennsylvania				2,775,000		1,998,000	777,000		-	103,756

California:
San Jose	100.0%	93.1%	29.24	649,000	(4)	486,000	163,000	(4)	-	120,863		Target (4), The Home Depot, Toys "R" Us, Best Buy

Beverly Connection, Los Angeles	100.0%	75.3%	36.17	306,000		306,000	-		-	100,000		Marshalls, Old Navy, Sports Chalet,
												Nordstrom Rack, Ross Dress for Less

Pasadena (ground leased through 2077)	100.0%	62.1%	30.45	133,000		133,000	-		-	-		Trader Joe's

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service		Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant	Under Development	Encumbrances (in thousands)		Major Tenants
RETAIL (Continued):
San Francisco (2675 Geary Street)	100.0%	100.0%	$45.76	55,000	55,000	-	-	$-		Best Buy
(ground and building leased through 2043)

Redding	100.0%	100.0%	10.53	45,000	45,000	-	-	-		PetSmart

Signal Hill	100.0%	100.0%	21.89	45,000	45,000	-	-	-		Best Buy

Vallejo	100.0%	100.0%	15.92	45,000	45,000	-	-	-		Best Buy
(ground leased through 2043)

Merced	100.0%	100.0%	13.27	31,000	31,000	-	-	-		PetSmart

San Francisco (3700 Geary Boulevard)	100.0%	100.0%	30.00	30,000	30,000	-	-	-		OfficeMax

Walnut Creek (1149 South Main Street)	100.0%	100.0%	45.11	29,000	29,000	-	-	-		Barnes & Noble

Total California				1,368,000	1,205,000	163,000	-	220,863

Maryland:
Baltimore (Towson)	100.0%	86.0%	15.33	150,000	150,000	-	-	16,502	(2)	Shoppers Food Warehouse, hhgregg, Staples,
										Golf Galaxy

Annapolis	100.0%	100.0%	8.99	128,000	128,000	-	-	-		The Home Depot
(ground and building leased through 2042)

Glen Burnie	100.0%	78.5%	10.42	121,000	65,000	56,000	-	-		Weis Markets

Rockville	100.0%	99.3%	23.39	94,000	94,000	-	-	-		Regal Cinemas

Wheaton	100.0%	100.0%	13.58	66,000	66,000	-	-	-		Best Buy
(ground leased through 2060)

Total Maryland				559,000	503,000	56,000	-	16,502

Massachusetts:
Chicopee	100.0%	100.0%	-	224,000	-	224,000	-	8,772	(2)	Wal-Mart

Springfield	100.0%	97.3%	15.09	152,000	33,000	119,000	-	6,051	(2)	Wal-Mart

Milford	100.0%	100.0%	8.01	83,000	83,000	-	-	-		Kohl's (3)
(ground and building leased through 2019)

Cambridge	100.0%	100.0%	19.84	48,000	48,000	-	-	-		PetSmart
(ground and building leased through 2033)

Dorchester	100.0%	100.0%	29.85	45,000	45,000	-	-	-		Best Buy

Total Massachusetts				552,000	209,000	343,000	-	14,823

Florida:
Tampa (Hyde Park Village)	75.0%	79.2%	20.52	262,000	262,000	-	-	21,862		Pottery Barn, CineBistro, Brooks Brothers,
										Williams Sonoma, Lifestyle Family Fitness

Tampa (1702 North Dale Mabry)	100.0%	100.0%	19.80	45,000	45,000	-	-	-		Nordstrom Rack

Miami	100.0%	100.0%	13.17	33,000	33,000	-	-	-		Office Depot
(ground and building leased through 2034)

Total Florida				340,000	340,000	-	-	21,862

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service		Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant	Under Development	Encumbrances (in thousands)		Major Tenants
RETAIL (Continued):
Connecticut:
Newington	100.0%	100.0%	$14.45	188,000	43,000	145,000	-	$11,870	(2)	Wal-Mart, Staples

Waterbury	100.0%	100.0%	14.99	148,000	143,000	5,000	-	14,765	(2)	ShopRite

Total Connecticut				336,000	186,000	150,000	-	26,635

Michigan:
Roseville	100.0%	100.0%	5.31	119,000	119,000	-	-	-		J.C. Penney

Battle Creek	100.0%	-	-	47,000	47,000	-	-	-

Midland (ground leased through 2043)	100.0%	83.6%	8.38	31,000	31,000	-	-	-		PetSmart

Total Michigan				197,000	197,000	-	-	-

Virginia:
Norfolk	100.0%	100.0%	6.44	114,000	114,000	-	-	-		BJ's Wholesale Club
(ground and building leased through 2069)

Tyson's Corner	100.0%	100.0%	35.57	38,000	38,000	-	-	-		Best Buy
(ground and building leased through 2035)

Total Virginia				152,000	152,000	-	-	-

Illinois:
Lansing	100.0%	100.0%	10.00	47,000	47,000	-	-	-		Forman Mills

Arlington Heights	100.0%	100.0%	9.00	46,000	46,000	-	-	-		RVI
(ground and building leased through 2043)

Chicago	100.0%	100.0%	10.94	41,000	41,000	-	-	-		Best Buy
(ground and building leased through 2051)

Total Illinois				134,000	134,000	-	-	-

Texas:
San Antonio	100.0%	100.0%	9.06	43,000	43,000	-	-	-		Best Buy
(ground and building leased through 2041)

Texarkana (ground leased through 2043)	100.0%	100.0%	4.39	31,000	31,000	-	-	-		Home Zone

Total Texas				74,000	74,000	-	-	-

Ohio:
Springdale	100.0%	-	-	47,000	47,000	-	-	-
(ground and building leased through 2046)

Washington:
Bellingham	100.0%	100.0%	-	46,000	46,000	-	-	-		Savers (lease not commenced)

Utah:
Ogden	100.0%	-	-	46,000	46,000	-	-	-

Tennessee:
Antioch	100.0%	100.0%	6.96	45,000	45,000	-	-	-		Best Buy

South Carolina:
Charleston	100.0%	100.0%	13.51	45,000	45,000	-	-	-		Best Buy
(ground leased through 2063)

ITEM 2.                PROPERTIES - Continued

					Square Feet
							In Service			Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)		Total Property		Owned by Company	Owned By Tenant		Under Development	Encumbrances (in thousands)	Major Tenants
RETAIL (Continued):
Wisconsin:
Fond Du Lac	100.0%	100.0%	$7.12		43,000		43,000	-		-	$-	PetSmart
(ground leased through 2073)

Washington, DC
3040 M Street	100.0%	100.0%	46.36		42,000		42,000	-		-	-	Barnes & Noble, Barneys

New Hampshire:
Salem (ground leased through 2102)	100.0%	100.0%	-		37,000		-	37,000		-	-	Babies "R" Us

Kentucky:
Owensboro	100.0%	100.0%	6.96		32,000		32,000	-		-	-	Best Buy
(ground and building leased through 2046)

Iowa:
Dubuque	100.0%	100.0%	9.00		31,000		31,000	-		-	-	PetSmart
(ground leased through 2043)

CALIFORNIA SUPERMARKETS
Colton (1904 North Rancho Avenue)	100.0%	100.0%	4.44		73,000		73,000	-		-	-	Stater Brothers

Riverside (9155 Jurupa Road)	100.0%	100.0%	6.00		42,000		42,000	-		-	-	Stater Brothers

San Bernadino (1522 East Highland Avenue)	100.0%	100.0%	7.23		40,000		40,000	-		-	-	Stater Brothers

Riverside (5571 Mission Boulevard)	100.0%	100.0%	4.97		39,000		39,000	-		-	-	Stater Brothers

Mojave (ground leased through 2079)	100.0%	100.0%	6.55		34,000		34,000	-		-	-	Stater Brothers

Corona (ground leased through 2079)	100.0%	100.0%	7.76		33,000		33,000	-		-	-	Stater Brothers

Yucaipa	100.0%	100.0%	4.13		31,000		31,000	-		-	-	Stater Brothers

Barstow	100.0%	100.0%	7.15		30,000		30,000	-		-	-	Stater Brothers

Moreno Valley	100.0%	-	-		30,000		30,000	-		-	-

San Bernadino (648 West 4th Street)	100.0%	100.0%	6.74		30,000		30,000	-		-	-	Stater Brothers

Desert Hot Springs	100.0%	100.0%	5.61		29,000		29,000	-		-	-	Stater Brothers

Rialto	100.0%	100.0%	5.74		29,000		29,000	-		-	-	Stater Brothers

Total California Supermarkets					440,000		440,000	-		-	-

Total Strip Shopping Centers		92.1%	$15.71		18,112,000		12,935,000	4,259,000		918,000	$996,917

Vornado's Ownership Interest		92.1%	$15.68		17,784,000		12,870,000	3,996,000		918,000	$991,452

REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY	100.0%	91.2%	$45.15	(5)	1,827,000		1,748,000	79,000		-	$335,000	Macy's, Sears, Wal-Mart, J.C. Penney, Best Buy,
(10% ground and building leased												BJ's Wholesale Club, Kohl's, Raymour & Flanigan
through 2039)

Monmouth Mall, Eatontown, NJ	50.0%	87.1%	36.84	(5)	1,461,000	(4)	742,000	719,000	(4)	-	164,474	Macy's (4), J.C. Penney (4), Lord & Taylor, Loews Theatre,
												Barnes & Noble

ITEM 2.                PROPERTIES - Continued

					Square Feet
							In Service			Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)		Total Property		Owned by Company	Owned By Tenant		Under Development	Encumbrances (in thousands)	Major Tenants
RETAIL (Continued):
Springfield Mall, Springfield, VA	97.5%	100.0%	$24.09	(5)	1,408,000	(4)	532,000	390,000	(4)	486,000	$-	Macy's, J.C. Penney (4), Target (4)

Broadway Mall, Hicksville, NY	100.0%	87.5%	34.18	(5)	1,142,000	(4)	766,000	376,000	(4)	-	90,227	Macy's, Ikea, Target (4), National Amusement

Bergen Town Center - West, Paramus, NJ	100.0%	99.0%	45.52	(5)	930,000		853,000	13,000		64,000	279,044	Target, Century 21, Whole Foods Market,
												Marshalls, Nordstrom Rack, Saks Off 5th,
												Neiman Marcus Last Call Studio, Bloomingdale's Outlet,
												Nike Factory Store, Blink Fitness

Montehiedra, Puerto Rico	100.0%	91.9%	41.16	(5)	540,000		540,000	-		-	120,000	The Home Depot, Kmart, Marshalls,
												Caribbean Theatres, Tiendas Capri

Las Catalinas, Puerto Rico	100.0%	89.1%	55.74	(5)	495,000	(4)	356,000	139,000	(4)	-	57,737	Kmart, Sears (4)

Total Regional Malls		91.9%	$39.37		7,803,000		5,537,000	1,716,000		550,000	$1,046,482

Vornado's Ownership Interest		92.2%	$39.73		6,018,000		5,153,000	327,000		538,000	$964,246

MANHATTAN STREET RETAIL
Manhattan Mall	100.0%	97.5%	$85.90		243,000		243,000	-		-	$72,639	J.C. Penney, Charlotte Russe, Aeropostale, Express,
												Victoria's Secret

4 Union Square South	100.0%	100.0%	55.07		203,000		203,000	-		-	75,000	Filene's Basement, Whole Foods Market,
												DSW, Forever 21

1540 Broadway	100.0%	100.0%	115.03		160,000		160,000	-		-	-	Forever 21, Planet Hollywood, Disney, Swarovski,
												MAC Cosmetics

478-486 Broadway	100.0%	100.0%	98.57		85,000		85,000	-		-	-	Top Shop, Madewell, J. Crew

25 West 14th Street	100.0%	100.0%	58.67		62,000		62,000	-		-	-	Guitar Center, Levi's

510 5th Avenue	100.0%	66.0%	53.00		59,000		59,000	-		-	32,189	Joe Fresh

155 Spring Street	100.0%	100.0%	88.92		46,000		46,000	-		-	-	Sigrid Olsen

435 Seventh Avenue	100.0%	100.0%	165.32		43,000		43,000	-		-	51,844	Hennes & Mauritz

692 Broadway	100.0%	43.3%	43.33		35,000		35,000	-		-	-	Equinox

1135 Third Avenue	100.0%	100.0%	98.43		25,000		25,000	-		-	-	GAP

715 Lexington (ground leased through	100.0%	100.0%	155.56		23,000		23,000	-		-	-	New York & Company, Zales
2041)

7 West 34th Street	100.0%	100.0%	197.53		21,000		21,000	-		-	-	Express

828-850 Madison Avenue	100.0%	100.0%	332.12		18,000		18,000	-		-	80,000	Gucci, Chloe, Cartier

484 Eighth Avenue	100.0%	100.0%	87.27		14,000		14,000	-		-	-	T.G.I. Friday's

40 East 66th Street	100.0%	100.0%	387.85		12,000		12,000	-		-	-	Dennis Basso, Nespresso USA, J. Crew

431 Seventh Avenue	100.0%	75.0%	49.38		10,000		10,000	-		-	-

387 West Broadway	100.0%	100.0%	135.54		9,000		9,000	-		-	-	Reiss

677-679 Madison Avenue	100.0%	100.0%	346.23		8,000		8,000	-		-	-	Anne Fontaine

148 Spring Street	100.0%	100.0%	87.17		7,000		7,000	-		-	-

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service		Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
RETAIL (Continued):
150 Spring Street	100.0%	100.0%	$113.30	7,000	7,000	-	-	$-	Puma

488 8th Avenue	100.0%	100.0%	60.85	6,000	6,000	-	-	-

968 Third Avenue	50.0%	100.0%	175.81	6,000	6,000	-	-	-	ING Bank

386 West Broadway	100.0%	-	-	4,000	4,000	-	-	4,197

825 Seventh Avenue	100.0%	100.0%	181.55	4,000	4,000	-	-	-	Lindy's

Total Manhattan Street Retail		95.3%	$100.18	1,110,000	1,110,000	-	-	$315,869

Vornado's Ownership Interest		95.3%	$99.95	1,107,000	1,107,000	-	-	$315,869

Total Retail Space		92.3%		27,025,000	19,582,000	5,975,000	1,468,000	$2,359,268

Vornado's Ownership Interest		92.3%		24,909,000	19,130,000	4,323,000	1,456,000	$2,271,566

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.
(2) These encumbrances are cross-collaterized under a blanket mortgage in the amount of $657,138 as of December 31, 2010.
(3) The leases for these former Bradlees locations are guaranteed by Stop and Shop (70% as to Totowa).
(4) Includes square footage of anchors who own the land and building.
(5) Annualized Base Rent shown is for mall tenants only.

ITEM 2.                PROPERTIES - Continued

				Square Feet
						Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
MERCHANDISE MART:
Illinois:
Merchandise Mart, Chicago	100.0%	93.7%	$30.16	3,492,000	-	-	$550,000	American Intercontinental University (AIU),
								Baker, Knapp & Tubbs, Royal Bank of Canada,
								CCC Information Services, Ogilvy Group (WPP),
								Chicago Teachers Union,
								Office of the Special Deputy Receiver, Publicis Groupe,
								Bankers Life & Casualty, Holly Hunt Ltd.,
								Merchandise Mart Headquarters, Steelcase,
								Chicago School of Professional Psychology

350 West Mart Center, Chicago	100.0%	89.2%	25.31	1,242,000	-	-	-	21st Century Telecom/RCN, Ameritech,
								Chicago Sun-Times, Comcast, Fiserv Solutions,
								Ogilvy Group (WPP), Illinois Institute of Art,
								Ronin Capital, Upshot, Getco Holdings,
								TCS Education Systems

Other	50.0%	93.9%	33.77	19,000	-	-	24,530

Total Illinois		92.5%	28.99	4,753,000	-	-	574,530

California
L.A. Mart	100.0%	87.9%	21.30	784,000	-	-	-	Penstan Investments,
								County of L.A. - Dept of Children & Family Services

Massachusetts
Boston Design Center	100.0%	96.8%	29.23	553,000	-	-	68,538	Boston Brewing/Fitch Puma, Robert Allen
(ground leased through 2060)

New York
7 West 34th Street	100.0%	94.6%	39.03	419,000	-	-	-	Kurt Adler

Washington, DC
Washington Design Center	100.0%	93.1%	37.68	393,000	-	-	43,447	General Services Administration

Total Merchandise Mart		92.5%	$29.33	6,902,000	-	-	$686,515

Vornado's Ownership Interest		92.5%	$29.33	6,893,000	-	-	$674,250

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

				Square Feet
						Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)		Major Tenants
555 CALIFORNIA STREET:
555 California Street	70.0%	91.7%	$56.35	1,503,000	-	-	$640,911	(2)	Bank of America, N.A., Dodge & Cox,
									Goldman Sachs & Co., Jones Day,
									Kirkland & Ellis LLP, Morgan Stanley & Co. Inc.,
									McKinsey & Company Inc., UBS Financial Services

315 Montgomery Street	70.0%	100.0%	40.97	228,000	-	-	-		Bank of America, N.A.

345 Montgomery Street	70.0%	100.0%	98.25	64,000	-	-	-		Bank of America, N.A.

Total 555 California Street		93.0%	$55.97	1,795,000	-	-	$640,911

Vornado's Ownership Interest		93.0%	$55.97	1,257,000	-	-	$448,169

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.
(2) Cross-collateralized by 555 California Street and 315 and 345 Montgomery Street.

ITEM 2.                PROPERTIES - Continued

				Square Feet
						Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned By Tenant	Under Development	Encumbrances (in thousands)	Major Tenants
WAREHOUSES:
NEW JERSEY
East Hanover - Five Buildings	100.0%	62.6%	$5.61	942,000	-	-	$24,358	Five Star Group Inc., Foremost Groups Inc.,
								Fidelity Paper & Supply Inc., Givaudan Flavors Corp.,
								Gardner Industries

Edison	100.0%	-	-	272,000	-	-	-

Total Warehouses		48.6%	$5.61	1,214,000	-	-	$24,358

Vornado's Ownership Interest		48.6%	$5.61	1,214,000	-	-	$24,358

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

				Square Feet
					In Service			Out of Service
Property	% Ownership	% Occupancy	Annualized Rent PSF (1)	Total Property	Owned by Company	Owned By Tenant		Under Development	Encumbrances (in thousands)	Major Tenants
ALEXANDER'S INC.:
New York:
731 Lexington Avenue, Manhattan
Office	32.4%	100.0%	$82.14	885,000	885,000	-		-	$351,751	Bloomberg

Retail	32.4%	100.0%	161.23	174,000	174,000	-		-	320,000	Hennes & Mauritz, The Home Depot,
										The Container Store

				1,059,000	1,059,000	-		-	671,751

Kings Plaza Regional Shopping Center,	32.4%	93.6%	41.86	1,096,000	757,000	339,000	(2)	-	151,214	Sears, Lowe's (ground lessee), Macy's (2)
Brooklyn (24.3 acres)										Best Buy

Rego Park I, Queens (4.8 acres)	32.4%	85.4%	32.28	343,000	343,000	-		-	78,246	Sears, Bed Bath & Beyond, Marshalls,
										Burlington Coat Factory (lease not commenced)

Rego Park II (adjacent to Rego Park I),	32.4%	100.0%	38.01	615,000	550,000	-		65,000	277,200	Century 21, Costco, Kohl's, TJ Maxx,
Queens (6.6 acres)										Toys "R" Us
(89.4% of total square feet is in service)

Flushing, Queens(3) (1.0 acre)	32.4%	100.0%	14.99	167,000	167,000	-		-	-	New World Mall LLC

New Jersey:
Paramus, New Jersey	32.4%	100.0%	-	-	-	-		-	68,000	IKEA (ground lessee)
(30.3 acres ground leased to IKEA
through 2041)

Property to be Developed:
Rego Park III (adjacent to Rego Park II),	32.4%	-	-	-	-	-		-	-
Queens, NY (3.4 acres)

Total Alexander's		96.5%	$57.97	3,280,000	2,876,000	339,000		65,000	$1,246,411

Vornado's Ownership Interest		96.5%	$57.97	1,063,000	932,000	110,000		21,000	$403,837

(1) Annualized Rent PSF excludes ground rent, storage rent and garages.
(2) Owned by Macy's, Inc.
(3) Leased by Alexander's through January 2037.

New York Office Properties

As of December 31, 2010, our portfolio consisted of 28 office properties in Manhattan aggregating 17.4 million square feet, of which we own 16.2 million square feet, which is comprised of 15.2 million square feet of office space, 821,000 square feet of retail space and 183,000 square feet of showroom space. In addition, we own 1,107,000 square feet of retail space in New York City that is not part of our office buildings and is included in our Retail Properties segment.  The New York Office Properties segment also includes 6 garages totaling 368,000 square feet (1,739 spaces) which are managed by, or leased to, third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot:

			Average Annual
	Rentable	Occupancy	Escalated Rent
As of December 31,	Square Feet	Rate	per Square Foot
2010	16,194,000	95.6%	$55.45
2009	16,173,000	95.5%	55.00
2008	16,108,000	96.7%	53.08
2007	15,994,000	97.6%	49.34
2006	13,692,000	97.5%	46.33

2010 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage
Finance	16%
Retail	15%
Legal Services	9%
Banking	7%
Communications	5%
Insurance	5%
Technology	5%
Publishing	4%
Government	4%
Real Estate	4%
Advertising	3%
Pharmaceutical	3%
Not-for-Profit	2%
Engineering	2%
Service Contractors	1%
Health Services	1%
Other	14%
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

NEW YORK OFFICE PROPERTIES – CONTINUED

Tenants accounting for 2% or more of 2010 New York Office Properties total revenues:

			Percentage of	Percentage
			New York Office	of Total
	Square Feet	2010	Properties	Company
Tenant	Leased	Revenues	Revenues	Revenues
Macy’s, Inc.	537,000	$29,166,000	2.6%	1.0%
McGraw-Hill Companies, Inc.	480,000	22,859,000	2.1%	0.8%
Limited Brands	368,000	22,219,000	2.0%	0.8%

2010 New York Office Properties Leasing Activity:

		Average Initial
	Square	Rent Per
Location	Feet	Square Foot (1)
One Penn Plaza	346,000	$48.31
90 Park Avenue	152,000	55.75
40 Fulton Street	123,000	31.84
866 United Nations Plaza	113,000	49.67
909 Third Avenue	80,000	47.69
Two Penn Plaza	69,000	47.54
595 Madison Ave	62,000	59.34
640 Fifth Avenue	49,000	53.03
Manhattan Mall	47,000	38.17
Eleven Penn Plaza	46,000	44.10
350 Park Avenue	45,000	103.77
150 East 58th Street	37,000	51.82
20 Broad Street	36,000	31.32
57th Street	22,000	41.46
330 Madison Avenue	21,000	65.17
888 Seventh Avenue	16,000	61.09
1290 Avenue of Americas	9,000	50.00
689 Fifth Avenue	4,000	58.00
Total	1,277,000	49.81
_______________________
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, during 2010 we leased 23,000 square feet of retail space contained in office buildings at an average initial rent of $111.19, a 42.6% increase over the prior escalated rent per square foot.

NEW YORK OFFICE PROPERTIES – CONTINUED

Lease expirations as of December 31, 2010, assuming none of the tenants exercise renewal options:

				Percentage of
Office Space:				New York	Annual Escalated
	Number of	Square Feet of		Office Properties	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office Space:
Month to month	57	72,000		0.4%	$2,967,000	$41.21
2011	93	1,047,000		6.3%	57,452,000	54.87
2012	98	1,807,000		10.9%	96,304,000	53.29
2013	72	940,000	(1)	5.6%	47,646,000	50.69
2014	89	812,000		4.9%	46,838,000	57.68
2015	104	2,120,000		12.7%	121,246,000	57.19
2016	62	1,043,000		6.3%	56,721,000	54.38
2017	41	894,000		5.4%	50,585,000	56.58
2018	35	778,000		4.7%	50,115,000	64.42
2019	31	649,000		3.9%	38,404,000	59.17
2020	28	1,287,000		7.7%	68,742,000	53.41

Retail Space:
(contained in office buildings)
Month to month	3	2,000		-%	$205,000	$102.50
2011	7	48,000		0.3%	2,349,000	49.75
2012	6	23,000		0.1%	4,507,000	195.96
2013	17	52,000		0.3%	8,284,000	159.31
2014	10	77,000		0.5%	19,335,000	251.10
2015	12	39,000		0.2%	7,930,000	203.33
2016	4	319,000		1.9%	17,950,000	56.27
2017	1	4,000		-%	412,000	103.00
2018	8	128,000		0.8%	13,360,000	104.38
2019	7	33,000		0.2%	8,344,000	252.85
2020	6	21,000		0.1%	2,548,000	121.33

_______________________________
(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including five 5-year renewal options) for which the annual escalated rent is $11.12 per square foot.

Washington, DC Office Properties

As of December 31, 2010, our portfolio consisted of 82 properties aggregating 21.1 million square feet, of which we own 17.8 million square feet, which is comprised of 74 office buildings, 7 residential properties, a hotel property and 20.8 acres of undeveloped land.  In addition, the Washington, DC Office Properties segment includes 57 garages totaling approximately 9.4 million square feet (31,419 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2010, 32% percent of the space in our Washington, DC Office Properties segment was leased to various agencies of the U.S. Government.

Occupancy and average annual escalated rent per square foot:

			Average Annual
	Rentable	Occupancy	Escalated Rent
As of December 31,	Square Feet	Rate	per Square Foot
2010	17,823,000	94.3%	$39.42
2009	17,646,000	93.3%	38.37
2008	16,981,000	94.1%	37.03
2007	16,715,000	94.0%	34.47
2006	15,181,000	92.7%	32.08

2010 Washington, DC Office Properties rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	37%
Government Contractors	24%
Legal Services	7%
Membership Organizations	6%
Real Estate	3%
Manufacturing	3%
Computer and Data Processing	3%
Business Services	2%
Television Broadcasting	1%
Health Services	1%
Communication	1%
Education	1%
Other	11%
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

WASHINGTON, DC OFFICE PROPERTIES – CONTINUED

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

			Percentage of	Percentage
			Washington, DC	of Total
	Square Feet	2010	Office Properties	Company
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	6,277,000	$191,804,000	28.9%	6.9%
Howrey LLP	327,000	17,013,000	2.6%	0.6%
Academy for Educational Development	368,000	16,824,000	2.5%	0.6%
Boeing	378,000	15,978,000	2.4%	0.6%
SAIC, Inc.	433,000	14,711,000	2.2%	0.5%

2010 Washington, DC Office Properties Leasing Activity:

		Average Initial
	Square	Rent Per
Location	Feet	Square Foot (1)
Skyline Place / One Skyline Tower	368,000	$36.70
2011-2451 Crystal Drive	230,000	41.30
1550-1750 Crystal Drive / 241-251 18th Street	154,000	41.45
S. Clark Street / 12th Street	147,000	41.93
1800, 1851 and 1901 South Bell Street	135,000	37.73
Reston Executive	120,000	29.62
1750 Pennsylvania Avenue, NW	100,000	44.02
Commerce Executive	97,000	28.98
Partially Owned Entities	55,000	34.09
2001 Jefferson Davis Highway and 223 23rd Street / 2221 South
Clark Street	55,000	36.01
Universal Buildings (1825-1875 Connecticut Avenue, NW)	44,000	43.93
1101 17th Street, NW	42,000	42.98
2200 / 2300 Clarendon Blvd (Courthouse Plaza)	38,000	40.24
1150 17th Street, NW	29,000	43.06
1140 Connecticut Avenue, NW	25,000	42.20
1730 M Street, NW	22,000	42.18
1726 M Street, NW	19,000	39.68
409 3rd Street, NW	8,000	39.32
1227 25th Street, NW	5,000	41.50
Democracy Plaza One	4,000	34.90
	1,697,000	38.41
____________________
(1) Most leases (excluding US Government leases) include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

WASHINGTON, DC OFFICE PROPERTIES – CONTINUED

Lease expirations as of December 31, 2010, assuming none of the tenants exercise renewal options:

			Percentage of
			Washington, DC	Annual Escalated
	Number of	Square Feet of	Office Properties	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	94	586,000	4.2%	$20,825,000	$35.51
2011	317	1,918,000	13.6%	69,924,000	36.45
2012	264	2,894,000	20.5%	112,206,000	38.78
2013	168	929,000	6.6%	35,997,000	38.75
2014	139	1,396,000	9.9%	51,900,000	37.18
2015	130	1,417,000	10.1%	54,178,000	38.24
2016	71	1,026,000	7.3%	38,878,000	37.90
2017	45	392,000	2.8%	13,988,000	35.71
2018	47	840,000	6.0%	38,887,000	46.30
2019	43	1,029,000	7.3%	40,503,000	39.35
2020	58	928,000	6.6%	43,239,000	46.57

Base Realignment and Closure (“BRAC”)

The lease expiration table above includes 2,395,000 square feet occupied by the Department of Defense subject to the BRAC statute.  Of this amount, 348,000 square feet at 1851 South Bell Street will be taken out of service for redevelopment and approximately 286,000 square feet is expected to be relet for approximately 10 years.  The remaining space is scheduled to expire as follows:

	Annual Escalated
	Rent of
	Expiring Leases	Square Feet of Expiring Leases
Year	Per Square Foot	Total	Crystal City	Skyline	Rosslyn
2011	$28.41	446,000	-	446,000	-
2012	39.96	821,000	653,000	158,000	10,000
2013	35.96	140,000	-	-	140,000
2014	32.82	329,000	128,000	201,000	-
2015	40.21	25,000	20,000	5,000	-
		1,761,000	801,000	810,000	150,000

RETAIL PROPERTIES

As of December 31, 2010, our portfolio consisted of 161 retail properties, of which 130 are strip shopping centers located primarily in the Northeast, Mid-Atlantic and California; 7 are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 24 are retail properties located in Manhattan (“Manhattan Street Retail”).  Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 17.2 million square feet, of which we own 16.9 million square feet.  These properties are substantially (approximately 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Green Acres Mall in Valley Stream, Long Island, New York contains 1.8 million square feet, and is anchored by Macy’s, Sears, Wal-Mart, Kohl’s, J.C. Penney, Best Buy and  BJ’s Wholesale Club.

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.5 million square feet and is anchored by Macy’s, Lord & Taylor and J.C. Penney, two of which own their stores aggregating 457,000 square feet.

The Springfield Mall in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, J.C. Penney and Target, two of which own their stores aggregating 390,000 square feet.  We continue to evaluate plans to renovate and reposition the mall.

The Bergen Town Center in Paramus, New Jersey contains 930,000 square feet and is anchored by Century 21, Whole Foods and Target.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, National Amusements and Target, which owns its store containing 141,000 square feet.

The Montehiedra Mall in San Juan, Puerto Rico contains 540,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 495,000 square feet and is anchored by Kmart and Sears, which owns its 139,000 square foot store.

Manhattan Street Retail

Manhattan Street Retail is comprised of 24 properties containing 1.1 million square feet.  In addition, we own 821,000 square feet of retail space in certain of our New York office buildings, which is part of our New York Office Properties segment.  Our Manhattan Street Retail properties include (i) properties in the Penn Plaza district, such as the Manhattan Mall which contains 243,000 square feet, anchored by JC Penney; (ii) 4 Union Square which contains 203,000 square feet, anchored by Whole Foods Market, Filenes Basement and DSW; (iii) 1540 Broadway in Times Square which contains 160,000 square feet, anchored by Forever 21 and Disney, (iv) 510 Fifth Avenue which contains 59,000 square feet, anchored by Joe Fresh; and (v) properties on Madison Avenue and in So-Ho occupied by retailers including H&M, Top Shop, Madewell, GAP, Gucci, Chloe and Cartier.

RETAIL PROPERTIES – CONTINUED

Occupancy and average annual net rent per square foot:

As of December 31, 2010, the aggregate occupancy rate for the entire Retail Properties segment of 25.6 million square feet was 92.3%.   Details of our ownership interest in the strip shopping centers, regional malls and Manhattan Street retail for the past five years are provided below.

Strip Shopping Centers:

			Average Annual
	Rentable	Occupancy	Net Rent per
As of December 31,	Square Feet	Rate	Square Foot
2010	16,866,000	92.1%	$15.68
2009	16,107,000	91.5%	15.30
2008	15,755,000	91.9%	14.52
2007	15,463,000	94.1%	14.12
2006	12,933,000	92.9%	13.48

Regional Malls:

			Average Annual Net Rent
			Per Square Foot
				Mall and
	Rentable	Occupancy		Anchor
As of December 31,	Square Feet	Rate	Mall Tenants	Tenants
2010	5,480,000	92.2%	$39.73	$21.47
2009	5,439,000	91.1%	39.56	20.67
2008	5,232,000	93.0%	37.59	20.38
2007	5,528,000	96.1%	34.94	19.11
2006	5,640,000	93.4%	32.64	18.12

For the years ending December 31, 2010 and 2009, mall sales per square foot, including partially owned malls, were $461.00 and $466.00, respectively.

Manhattan Street Retail:

			Average Annual
	Rentable	Occupancy	Net Rent per
As of December 31,	Square Feet	Rate	per Square Foot
2010	1,107,000	95.3%	$99.95
2009	1,007,000	95.3%	96.37
2008	874,000	90.4%	97.18
2007	943,000	86.8%	89.86
2006	691,000	83.6%	83.53

RETAIL PROPERTIES – CONTINUED

2010 Retail Properties rental revenue by type of retailer

Industry	Percentage
Discount Stores	14%
Women's Apparel	11%
Family Apparel	10%
Supermarkets	9%
Home Improvement	6%
Restaurants	6%
Department Stores	5%
Home Entertainment and Electronics	5%
Personal Services	4%
Banking and Other Business Services	3%
Home Furnishings	3%
Jewelry	2%
Membership Warehouse Clubs	2%
Other	20%
100%

Retail Properties lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2010.

Tenants accounting for 2% or more of 2010 Retail Properties total revenues:

			Percentage of	Percentage of
	Square Feet	2010	Retail Properties	Total Company
Tenant	Leased	Revenues	Revenues	Revenues
The Home Depot, Inc	1,135,000	$20,037,000	3.3%	0.7%
Wal-Mart/Sam's Club	1,754,000	19,640,000	3.2%	0.7%
Forever 21	149,000	15,712,000	2.6%	0.6%
Best Buy Co. Inc.	664,000	15,538,000	2.6%	0.6%
J.C. Penney	787,000	14,885,000	2.4%	0.5%
Stop & Shop Companies, Inc. (Stop & Shop)	729,000	14,853,000	2.4%	0.5%

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2010, assuming none of the tenants exercise renewal options:

			Percentage of	Annual Net Rent
	Number of	Square Feet of	Retail Properties	of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Strip Shopping Centers:
Month to month	24	81,000	0.4%	$1,404,000	$17.37
2011	58	690,000	3.2%	6,608,000	9.58
2012	65	1,148,000	5.4%	14,601,000	12.72
2013	108	1,899,000	8.9%	24,600,000	12.96
2014	102	1,445,000	6.8%	20,248,000	14.01
2015	68	699,000	3.3%	14,801,000	21.17
2016	52	807,000	3.8%	11,688,000	14.48
2017	36	340,000	1.6%	4,937,000	14.53
2018	54	1,008,000	4.7%	17,316,000	17.18
2019	43	911,000	4.3%	16,828,000	18.46
2020	35	849,000	4.0%	11,108,000	13.08

Regional Malls:
Month to month	65	155,000	0.7%	$4,141,000	$26.80
2011	62	206,000	1.0%	6,963,000	33.96
2012	47	225,000	1.1%	5,560,000	24.71
2013	55	270,000	1.3%	7,530,000	27.86
2014	42	335,000	1.6%	6,391,000	19.05
2015	45	234,000	1.1%	7,395,000	31.60
2016	36	394,000	1.8%	4,801,000	12.19
2017	34	439,000	2.1%	6,372,000	14.53
2018	40	91,000	0.4%	4,723,000	52.03
2019	37	164,000	0.8%	5,769,000	35.22
2020	32	140,000	0.7%	5,044,000	36.13

Manhattan Street Retail:
Month to month	4	4,000	-%	$184,000	$41.15
2011	12	101,000	0.5%	6,679,000	66.48
2012	8	36,000	0.2%	2,074,000	57.18
2013	7	32,000	0.1%	4,601,000	145.42
2014	7	28,000	0.1%	4,034,000	142.99
2015	6	23,000	0.1%	2,519,000	110.76
2016	7	19,000	0.1%	3,513,000	185.72
2017	4	10,000	-%	1,447,000	152.21
2018	15	123,000	0.6%	19,822,000	160.62
2019	11	62,000	0.3%	9,998,000	161.75
2020	7	67,000	0.3%	5,315,000	79.61

RETAIL PROPERTIES – CONTINUED

2010 Retail Properties Leasing Activity:

			Average Initial
			Rent Per
	Location	Square Feet	Square Foot (1)
	Strip Shopping Centers:
	Marlton, NJ	104,000	$9.11
	Bordentown, NJ	57,000	6.50
	Bergen Town Center - East, Paramus, NJ	54,000	42.60
	Amherst, NY	50,000	12.19
	Lansing, IL	47,000	10.00
	Bellingham, WA	46,000	4.73
	Broomall, PA	41,000	14.12
	Chicago, IL	41,000	12.03
	Huntington, NY	37,000	19.73
	East Brunswick (339-341 Route 18 South), NJ	33,000	20.00
	3040 M Street, Washington, DC	32,000	29.13
	Newington, CT	27,000	20.29
	Tampa (Hyde Park Village), FL	25,000	25.57
	Redding, CA	22,000	17.50
	Commack, NY	19,000	18.47
	Bronx (1750-1780 Gun Hill Road), NY	19,000	20.00
	Glen Burnie, MD	18,000	13.25
	Poughkeepsie, NY	17,000	16.95
	Queens, NY	15,000	25.00
	Bricktown, NJ	14,000	20.70
	Staten Island, NY	10,000	24.11
	Other	142,000	36.95
		870,000	19.85

	Regional Malls:
	Bergen Town Center - West, Paramus, NJ	126,000	34.85
	Green Acres Mall, Valley Stream, NY	59,000	34.73
	Springfield Mall, Springfield, VA	35,000	17.82
	Monmouth Mall, Eatontown, NJ	28,000	25.92
	Broadway Mall, Hicksville, NY	28,000	37.20
	Las Catalinas Mall, Puerto Rico	22,000	57.65
	Montehiedra, Puerto Rico	18,000	35.34
		316,000	33.98

	Manhattan Street Retail:
	692 Broadway, New York, NY	15,000	43.33
	Other	8,000	95.86
		23,000	62.04

		1,209,000	24.36

____________________________
(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES

As of December 31, 2010, we own 6 Merchandise Mart Properties containing an aggregate of 6.9 million square feet. The Merchandise Mart Properties segment also contains 6 garages totaling 908,000 square feet (2,965 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2010:

(Amounts in thousands)			Showroom
					Temporary
	Total	Office	Total	Permanent	Trade Show	Retail
Chicago, Illinois:
Merchandise Mart	3,492	1,033	2,392	1,810	582	67
350 West Mart Center	1,242	1,159	83	83	-	-
Other	10	-	-	-	-	10
Total Chicago, Illinois	4,744	2,192	2,475	1,893	582	77
Los Angeles, California:
L.A. Mart	784	170	614	560	54	-
Boston, Massachusetts:
Boston Design Center	553	126	423	423	-	4
New York, New York:
7 West 34th Street	419	10	409	362	47	-
Washington, DC:
Washington Design Center	393	110	283	283	-	-
Total Merchandise Mart Properties	6,893	2,608	4,204	3,521	683	81

Occupancy rate	92.5%	91.5%	93.2%			91.0%

In March 2010, we ceased making debt service payments on the mortgage loan secured by the High Point Complex in North Carolina as a result of insufficient cash flow and the loan went into default.  In November 2010, the property was placed in receivership.  While the receivership process is inherently lengthy, we anticipate that the property will be sold in the first half of 2011, at which time the assets and liabilities will be removed from our consolidated balance sheet and we will recognize a net gain of approximately $80,000,000.  Accordingly, we have reclassified the results of operations of the property to “(loss) income from discontinued operations,” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

MERCHANDISE MART PROPERTIES – CONTINUED

Office Space

Occupancy and average annual escalated rent per square foot:

			Average Annual
	Rentable		Escalated Rent
As of December 31,	Square Feet	Occupancy Rate	Per Square Foot
2010	2,608,000	91.5%	$25.31
2009	2,432,000	88.8%	23.86
2008	2,393,000	96.4%	25.18
2007	2,724,000	97.1%	26.86
2006	2,702,000	97.4%	25.64

2010 Merchandise Mart Properties office rental revenues by tenants’ industry:

Industry	Percentage
Advertising and Marketing	17%
Education	13%
Telecommunications	12%
Government	11%
Financial Services	8%
Banking	7%
Business Services	6%
Publications	6%
Insurance	5%
Information Research	5%
Other	10%
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

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2010 total revenues

			Percentage of	Percentage
			Merchandise	of Total
	Square Feet	2010	Mart Properties	Company
Tenant	Leased	Revenues	Revenues	Revenues
Ogilvy Group (WPP)	270,000	$7,537,000	3.1%	0.3%
Ameritech (AT&T)	171,000	4,924,000	2.0%	0.2%

MERCHANDISE MART PROPERTIES– CONTINUED

2010 leasing activity – Merchandise Mart Properties office space:

		Average Initial
		Rent Per
	Square Feet	Square Foot (1)
350 West Mart Center	193,000	$27.64
L.A. Mart	142,000	31.98
Merchandise Mart	29,000	23.87
Total	364,000	29.04
_________________________
(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2010, assuming none of the tenants exercise renewal options:

			Percentage of
			Merchandise Mart	Annual Escalated
	Number of	Square Feet of	Properties Office	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
2011	18	69,000	3.0%	$1,961,000	$28.35
2012	10	107,000	4.7%	3,164,000	29.58
2013	18	80,000	3.5%	3,163,000	39.51
2014	5	106,000	4.6%	3,132,000	29.51
2015	12	189,000	8.3%	5,735,000	30.33
2016	5	138,000	6.0%	3,678,000	26.70
2017	4	76,000	3.3%	1,594,000	21.05
2018	10	287,000	12.6%	8,517,000	29.64
2019	4	8,000	0.4%	334,000	40.73
2020	6	310,000	13.5%	9,106,000	29.41

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

Occupancy and average escalated rent per square foot:

			Average Annual
	Rentable		Escalated Rent
As of December 31,	Square Feet	Occupancy Rate	Per Square Foot
2010	4,204,000	93.2%	$31.43
2009	4,351,000	89.4%	31.56
2008	4,377,000	93.3%	30.84
2007	4,385,000	89.3%	30.43
2006	4,388,000	91.5%	29.25

2010 Merchandise Mart Properties showroom rental revenues by tenants’ industry:

Industry	Percentage
Residential Design	34%
Contract Furnishing	22%
Gift	22%
Casual Furniture	8%
Apparel	6%
Building Products	5%
Art	3%
100%

2010 Leasing Activity – Merchandise Mart Properties showroom space:

		Average Initial
		Rent Per
	Square Feet	Square Foot (1)
Merchandise Mart	297,000	$38.83
L.A. Mart	105,000	21.95
7 West 34th Street	89,000	41.09
Boston Design Center	81,000	39.07
Washington Design Center	24,000	38.20
350 West Mart Center	14,000	29.18
Total	610,000	36.03

(1) Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES – CONTINUED

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2010, assuming none of the tenants exercise renewal options:

			Percentage of
			Merchandise Mart	Annual Escalated
	Number of	Square Feet of	Properties’ Showroom	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
2011	125	390,000	9.2%	$12,655,000	$32.45
2012	116	300,000	7.1%	10,635,000	35.47
2013	154	454,000	10.7%	16,163,000	35.58
2014	111	381,000	9.0%	14,249,000	37.43
2015	95	288,000	6.8%	10,719,000	37.20
2016	45	198,000	4.7%	6,751,000	34.12
2017	48	356,000	8.4%	12,521,000	35.19
2018	36	260,000	6.1%	9,082,000	34.97
2019	21	109,000	2.6%	3,994,000	36.62
2020	26	120,000	2.8%	4,589,000	38.19

Retail Space

The Merchandise Mart Properties segment also contains approximately 91,000 square feet of retail space, of which we own 81,000 square feet that was 91.0% occupied at December 31, 2010.

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2010 we own a 32.7% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component.  Toys had $5.9 billion of outstanding debt at October 30, 2010, of which our pro rata share was $1.9 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2010:

			Building
			Owned on
			Leased
	Total	Owned	Ground	Leased
Domestic	857	297	229	331
International	522	79	26	417
Subtotal	1,379	376	255	748
Franchised stores	210
Total	1,589

OTHER INVESTMENTS

555 California Street Complex

As of December 31, 2010, we own a 70% controlling interest in a three-building complex containing 1.8 million square feet, known as The Bank of America building, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”), which we acquired in 2007.

Occupancy and average annual rent per square foot as of December 31, 2010:

			Average Annual
As of	Rentable		Escalated Rent
December 31,	Square Feet	Occupancy Rate	Per Square Foot
2010	1,795,000	93.0%	$55.97
2009	1,794,000	94.8%	57.25
2008	1,789,000	94.0%	57.98
2007	1,789,000	95.0%	59.84

2010 rental revenue by tenants’ industry:

Industry	Percentage
Banking	42%
Finance	41%
Legal Services	13%
Retail	1%
Others	3%
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

Tenants accounting for 2% or more of 555 California Street's revenues:

			Percentage of
			555 California
			Street	Percentage of
	Square	2010	Complex’s	Total Company
Tenant	Feet Leased	Revenues	Revenues	Revenues
Bank of America	659,000	$36,673,000	34.7%	1.3%
UBS Financial Services	107,000	7,007,000	6.6%	0.3%
Morgan Stanley & Company, Inc.	89,000	6,289,000	5.9%	0.2%
Kirkland & Ellis LLP	125,000	6,217,000	5.9%	0.2%
Goldman, Sachs & Co.	82,000	4,229,000	4.0%	0.2%
McKinsey & Company Inc.	54,000	4,171,000	3.9%	0.2%
Dodge & Cox	62,000	3,935,000	3.7%	0.1%
Jones Day	81,000	3,467,000	3.3%	0.1%

2010 leasing activity:

During 2010 we leased 202,000 square feet at a weighted average rent initial rent of $54.81 per square foot.

OTHER INVESTMENTS – CONTINUED

Alexander’s, Inc. (“Alexander’s”)

As of December 31, 2010, we own 32.4% of the outstanding common stock of Alexander’s, which has seven properties in the greater New York metropolitan area.  Alexander’s had $1.2 billion of outstanding debt at December 31, 2010, of which our pro rata share was $404 million, none of which is recourse to us.

Lexington Realty Trust (“Lexington”)

As of December 31, 2010, we own 12.8% of the outstanding common shares of Lexington, which has interests in 229 properties, encompassing approximately 43.0 million square feet across 42 states, generally net-leased to major corporations.  Lexington had approximately $1.9 billion of outstanding debt at September 30, 2010, of which our pro rata share was $265 million, none of which is recourse to us.

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

On July 6, 2010, we completed an initial closing of the Fund with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We closed on an additional $250,000,000 of equity commitments in the first quarter of 2011.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years.

OTHER INVESTMENTS – CONTINUED

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Rental information:
Hotel:
Average occupancy rate	83.2%	71.5%	84.1%	84.4%	82.1%
Average daily rate	$143.28	$133.20	$171.32	$154.78	$133.33
Revenue per available room	$119.23	$95.18	$144.01	$130.70	$109.53
Commercial:
Office space:
Average occupancy rate	33.4%	30.4%	30.4%	57.0%	41.2%
Annual rent per square foot	$7.52	$20.54	$18.78	$22.23	$16.42
Retail space:
Average occupancy rate	62.3%	70.7%	69.5%	73.3%	79.9%
Annual rent per square foot	$31.42	$35.05	$41.75	$33.63	$27.54

Warehouse/Industrial Properties

As of December 31, 2010, we own 6 warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet.  Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

		Average Annual Rent
December 31,	Occupancy Rate	Per Square Foot
2010	48.6%	$5.61
2009	69.4%	5.40
2008	100.0%	4.70
2007	100.0%	4.70
2006	96.9%	4.17

Item 3.        Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is complete and a trial was held in November 2010, with closing arguments expected in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the first quarter of 2010.  We filed a motion to appeal the Trial Court’s decision, which the appeals court refused to hear.  Accordingly, in the fourth quarter of 2010, we sold the property to the tenants for $14,992,000 in cash (our reduced carrying amount).

PART II

Item 5.        Market for Registrant’s Common Equity, Related STOCKholder Matters and issuer purchases of equity securities

There is no established trading market for our Class A units.  At February 1, 2011, there were 1,347 Class A unitholders of record.  On January 12, 2011, we increased our quarterly Class A unit distributions to $0.69 per Class A unit (an indicated annual rate of $2.76 per Class A unit).

Recent Sales of Unregistered Securities

During the fourth quarter of 2010, we issued 19,074 Class A units to Vornado in connection with Vornado’s issuance of 19,074 common shares upon the redemption of Class A units held by third parties.  These Class A units were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2010 .

Performance Graph

The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2005 in Vornado’s common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of Vornado’s shares will continue in line with the same or similar trends depicted in the graph below.

	2005	2006	2007	2008	2009	2010
Vornado Realty Trust	100	151	113	81	100	124
S&P 500 Index	100	116	122	77	97	112
The NAREIT All Equity Index	100	135	114	71	91	116

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(in thousands, except per unit amounts)	2010	2009		2008	2007	2006
Operating Data:
Revenues:
Property rentals	$2,271,357	$2,182,194		$2,160,073	$1,923,622	$1,494,314
Tenant expense reimbursements	360,448	357,186		353,602	319,847	258,641
Fee and other income	147,922	157,312		126,816	109,663	103,312
Total revenues	2,779,727	2,696,692		2,640,491	2,353,132	1,856,267
Expenses:
Operating	1,099,478	1,067,229		1,048,537	932,865	722,405
Depreciation and amortization	530,704	531,637		529,134	433,030	311,230
General and administrative	214,225	231,010		193,969	188,777	179,751
Impairment losses and acquisition costs	129,458	75,963		81,447	10,375	-
Total expenses	1,973,865	1,905,839		1,853,087	1,565,047	1,213,386
Operating income	805,862	790,853		787,404	788,085	642,881
Income (loss) applicable to Toys "R" Us	71,624	92,300		2,380	(14,337)	(47,520)
Income (loss) from partially owned entities	22,438	(19,910)		(159,207)	82,480	45,825
(Loss) from Real Estate Fund	(303)	-		-	-	-
Interest and other investment income (loss), net	235,315	(116,350)		(2,747)	226,242	255,242
Interest and debt expense	(560,270)	(617,994)		(619,531)	(583,281)	(379,753)
Net gain (loss) on early extinguishment of debt	94,789	(25,915)		9,820	-	-
Net gain on dispositions of wholly owned and partially
owned assets	81,432	5,641		7,757	39,493	76,073
Income before income taxes	750,887	108,625		25,876	538,682	592,748
Income tax (expense) benefit	(22,476)	(20,642)		204,644	(9,057)	(345)
Income from continuing operations	728,411	87,983		230,520	529,625	592,403
(Loss) income from discontinued operations	(20,380)	40,467		180,925	78,208	40,953
Net income	708,031	128,450		411,445	607,833	633,356
Net (income) loss attributable to noncontrolling interests
in consolidated subsidiaries	(4,920)	2,839		3,263	3,494	1,363
Net income attributable to Vornado Realty L.P.	703,111	131,289		414,708	611,327	634,719
Preferred unit distributions	(66,729)	(76,747)		(79,453)	(76,894)	(81,941)
Discount on preferred unit redemptions	4,382	-		-	-	-
Net income attributable to Class A unitholders	$640,764	$54,542		$335,255	$534,433	$552,778

Income from continuing operations - basic	3.37	0.05		0.89	2.78	3.30
Income from continuing operations - diluted	3.33	0.05		0.86	2.66	3.13
Net income per Class A unit - basic	3.27	0.27		1.97	3.18	3.51
Net income per Class A unit - diluted	3.23	0.27		1.91	3.05	3.33
Distributions per Class A unit	2.60	3.20	(1)	3.65	3.45	3.79

Balance Sheet Data:
Total assets	20,517,471	20,185,472		21,418,048	22,478,717	17,954,384
Real estate, at cost	17,674,922	17,574,245		17,432,906	16,622,740	11,216,340
Accumulated depreciation	(2,763,997)	(2,441,344)		(2,117,643)	(1,765,443)	(1,409,317)
Debt	10,893,639	10,685,703		12,180,835	11,461,067	8,164,062
Total equity	6,830,405	6,649,406		6,214,652	6,011,240	5,006,596

(1)	Paid in a combination of cash and Class A units.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		Page
	Overview	65
	Overview - Leasing activity	71
	Critical Accounting Policies	73
	Results of Operations:
	Years Ended December 31, 2010 and 2009	80
	Years Ended December 31, 2009 and 2008	86
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2010 and 2009	92
	Changes in EBITDA by segment for the Three Months Ended
	December 31, 2010 as compared to December 31, 2009	95
	Changes in EBITDA by segment for the Three Months Ended
	December 31, 2010 as compared to September 30, 2010	96
	Related Party Transactions	97
	Liquidity and Capital Resources	98
	Certain Future Cash Requirements	99
	Financing Activities and Contractual Obligations	101
	Cash Flows for the Year Ended December 31, 2010	104
	Cash Flows for the Year Ended December 31, 2009	106
	Cash Flows for the Year Ended December 31, 2008	108

Overview

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.2% of the common limited partnership interest in the Operating Partnership at December 31, 2010.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

We own and operate office, retail and showroom properties (our “core” operations) with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. In addition, we have a 32.7% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, a 32.4% interest in Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”), which has seven properties in the greater New York metropolitan area, as well as interests in other real estate and related investments.

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended December 31, 2010:

	Total Return(1)
	Vornado	RMS	SNL
One-year	23.2%	28.5%	28.9%
Three-year	5.3%	2.5%	5.4%
Five-year	15.1%	13.5%	17.6%
Ten-year	255.7%	174.9%	191.1%

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

•      Developing and redeveloping existing properties to increase returns and maximize value ; and

•      Investing in operating companies that have a significant real estate component.

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

Substantially all businesses, including ours, were negatively affected by the 2008/2009 economic recession and illiquidity and volatility in the capital and financial markets.  Although there are signs of an economic recovery and greater stability in the capital and financial markets, it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or any other trends on our financial results.

Overview - continued

Year Ended December 31, 2010 Financial Results Summary

Net income attributable to Class A unitholders for the year ended December 31, 2010 was $640,764,000, or $3.23 per diluted Class A unit, compared to $54,542,000, or $0.27 per diluted Class A unit, for the year ended December 31, 2009. Net income for the years ended December 31, 2010 and 2009 include $63,032,000 and $46,634,000, respectively, for our share of net gains on sale of real estate.  In addition, the years ended December 31, 2010 and 2009 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, increased net income attributable to Class A unitholders for the year ended December 31, 2010 by $189,199,000, or $0.96 per diluted Class A unit, and decreased net income attributable to Class A unitholders for the year ended December 31, 2009 by $256,711,000, or $1.37 per diluted Class A unit.

	For the Year Ended
	December 31,
(Amounts in thousands)	2010	2009
Items that affect comparability (income) expense:
(Income) from the mark-to-market of derivative positions in marketable equity securities	$(130,153)	$-
Net (gain) loss on early extinguishment of debt	(92,150)	25,915
Non-cash asset write-downs:
Real estate - development related	94,513	80,834
Other real estate assets	33,000	6,989
Partially owned entities	11,481	36,941
Marketable equity securities	-	3,361
Non-cash mezzanine loans receivable loss accrual (reversal)	(53,100)	190,738
Litigation loss accrual and acquisitions costs	17,001	-
Default interest and fees accrued on three loans in special servicing	15,079	-
Net (gain) resulting from Lexington's stock issuance	(13,710)	-
Discount on redemption of preferred units and shares	(11,354)	-
Real Estate Fund organization costs	6,482	-
Our share of partially owned entities:
Toys - purchase accounting adjustments and litigation settlement income	-	(24,146)
Alexander's - income tax benefit and stock appreciation rights	(641)	(24,773)
Income from terminated sale of land	-	(27,089)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588
Income attributable to discontinued operations	(123)	(6,076)
Other, net	(2,492)	8,063
Items that affect comparability (income) expense	$(126,167)	$303,345

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2010 over the year ended December 31, 2009 is summarized below.

	New York Office	Washington, DC Office		Merchandise Mart
Same Store EBITDA:			Retail
December 31, 2010 vs. December 31, 2009
GAAP basis	1.7%	5.2%	8.6%	(3.3%)
Cash Basis	2.3%	10.0%	9.6%	(2.3%)

Overview - continued

Quarter Ended December 31, 2010  Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended December 31, 2010 was $260,662,000, or $1.31 per diluted Class A unit, compared to a net loss of $163,153,000, or $0.85 per diluted Class A unit, for the quarter ended December 31, 2009.  Net income for the quarter ended December 31, 2010 and net loss for the quarter ended December 31, 2009 include $62,718,000 and $2,632,000, respectively, of net gains on sale of real estate.  In addition, the quarters ended December 31, 2010 and 2009 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, increased net income attributable to Class A unitholders for the quarter ended December 31, 2010 by $181,545,000, or $0.89 per diluted Class A unit and increased net loss attributable to Class A unitholders for the quarter ended December 31, 2009 by $202,313,000, or $1.05 per diluted Class A unit.

	For the Three Months Ended
	December 31,
(Amounts in thousands)	2010	2009
Items that affect comparability (income) expense:
(Income) from the mark-to-market of derivative positions in marketable equity securities	$(97,904)	$-
Net (gain) loss on early extinguishment of debt	(93,946)	52,911
Non-cash asset write-downs:
Real estate - development related	94,513	80,834
Other real estate assets	28,000	6,989
Partially owned entities	11,481	17,820
Marketable equity securities	-	3,361
Non-cash mezzanine loans receivable loss accrual (reversal)	(60,000)	68,000
Net (gain) resulting from Lexington's stock issuance	(7,712)	-
Acquisition costs	4,094	-
Income from terminated sale of land	-	(27,089)
Income attributable to discontinued operations	(527)	(85)
Other, net	3,174	2,204
Items that affect comparability (income) expense	$(118,827)	$204,945

The percentage increase in GAAP basis and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2010 over the quarter ended December 31, 2009 and the trailing quarter ended September 30, 2010 are summarized below.

		New York Office	Washington, DC Office		Merchandise Mart
Same Store EBITDA:				Retail
	December 31, 2010 vs. December 31, 2009
	GAAP basis	0.1%	5.4%	5.8%	(4.2%)
	Cash Basis	(0.9%)	10.0%	5.6%	(6.1%)
	December 31, 2010 vs. September 30, 2010
	GAAP basis	(0.8%)	(0.9%)	2.3%	11.1%	(1)
	Cash Basis	(3.1%)	(0.9%)	4.9%	7.9%	(1)

(1)	Primarily from the timing of trade shows.

Calculations of same store EBITDA and reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2010 Acquisitions and Investments

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

On July 6, 2010, we completed an initial closing of the Fund with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We closed on an additional $250,000,000 of equity commitments in the first quarter of 2011.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years.  We consolidate the accounts of the Fund into our consolidated financial statements.  In 2010, we incurred $6,482,000 for organization costs of the Fund, net of the Fund’s reimbursement to us, which are included in “general and administrative” expenses on our consolidated statement of income.

The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  As of December 31, 2010, the Fund received $146,789,000 of capital from partners, including $53,378,000 from us.  During the second half of 2010, the Fund made four investments aggregating approximately $145,000,000 and reimbursed us for $1,500,000 of organization costs.

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or 9.9% of J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average price of $25.70 per share, or $477,678,000 in the aggregate.  These shares, which have an aggregate fair value of $600,449,000 at December 31, 2010, are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Of these shares, 15,500,000 were acquired through the exercise of a call option that originated on September 28, 2010 and settled on November 9, 2010.  During the period in which the call option was outstanding and classified as a derivative instrument, we recognized $112,537,000 of income from the mark-to-market of the underlying common shares, which is included in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from November 10 through December 31, 2010, we recognized $10,234,000 from the mark-to-market of the common shares classified as available-for-sale, which is included in “accumulated other comprehensive income” (a component of equity on our consolidated balance sheet).

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.65 per share, or $137,989,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points and decreases for dividends received on the shares.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from October 7, 2010 through December 31, 2010, we recognized $17,616,000 of income from the mark-to-market of this position, based on J.C. Penney’s closing share price of $32.31 at December 31, 2010.

As of December 31, 2010, the aggregate economic net gain on our investment in J.C. Penney was $140,387,000, based on J.C. Penney’s closing share price of $32.31 per share and our weighted average cost of $26.31 per share.

Overview – continued

2010 Acquisitions and Investments – continued

Investment in LNR Property Corporation (“LNR”)

On July 29, 2010, as a part of LNR’s recapitalization, we acquired a 26.2% equity interest in LNR for $116,000,000 in cash and conversion into equity of our $15,000,000 mezzanine loan (the then current carrying amount) made to LNR’s parent, Riley Holdco Corp.  The recapitalization involved an infusion of a total of $417,000,000 in new cash equity and the reduction of LNR’s total debt to $425,000,000 from $1.3 billion, excluding liabilities related to the consolidated CMBS and CDO trusts described below.  We account for our equity interest in LNR under the equity method on a one-quarter lag basis.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $142 billion as of September 30, 2010, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.

510 Fifth Avenue

On October 8, 2010, we acquired 510 Fifth Avenue, a 59,000 square foot retail property located at 43rd Street and Fifth Avenue in New York, for $57,000,000, comprised of $24,700,000 in cash and $32,300,000 of existing debt.  We consolidate the accounts of this property into our consolidated financial statements from the date of the acquisition.

San Jose, California

On October 15, 2010, we acquired the 55% interest that we did not already own of a 646,000 square foot retail property located in San Jose, California, for $97,000,000, consisting of $27,000,000 in cash and $70,000,000 of existing debt.  We consolidate the accounts of the property into our consolidated financial statements from the date of this acquisition.

Atlantic City, New Jersey

On November 4, 2010, we acquired 11.3 acres of the land under a portion of the Borgata Hotel and Casino complex for $83,000,000 in cash.  The land is leased to the partnership that controls the Borgata Hotel and Casino complex through December 2070.  In January 2011, we completed a 10-year $60,000,000 financing of this land.  The loan has a fixed interest rate of 5.14% and amortizes beginning in the third year, based on a 30-year schedule.

Overview – continued

2010 Dispositions

On October 20, 2010, we sold a 45% ownership interest in 1299 Pennsylvania Avenue (the Warner Building) and 1101 17th Street, for $236,700,000, comprised of $91,000,000 in cash and the assumption of existing mortgage debt.  We retained the remaining 55% ownership interest and continue to manage and lease the properties.  Based on the Warner Building’s implied fair value of $445,000,000, we recognized a net gain of $54,000,000 in the fourth quarter of 2010.  The gain on 1101 17th Street, based on an implied fair value of $81,000,000, will be recognized when we monetize our investment.  We share control over major decisions with our joint venture partner.  Accordingly, these properties are accounted for under the equity method from the date of the sale.

On January 12, 2011, we sold 1140 Connecticut Avenue and contracted to sell 1227 25th Street, subject to customary closing conditions, for an aggregate price of $127,000,000.  We will retain net proceeds of approximately $107,000,000, after repaying an existing mortgage and recognize a net gain of approximately $44,000,000 in the first quarter of 2011.

In March 2010, we ceased making debt service payments on the mortgage loan secured by the High Point Complex in North Carolina as a result of insufficient cash flow and the loan went into default.  In November 2010, the property was placed in receivership.  While the receivership process is inherently lengthy, we anticipate that the property will be sold in the first half of 2011, at which time the assets and liabilities will be removed from our consolidated balance sheet and we will recognize a net gain of approximately $80,000,000.  Accordingly, we have reclassified the results of operations of the property to “(loss) income from discontinued operations,” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

2010 Financing Activities

On February 11, 2011, we completed a $425,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building.  The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for the term of the loan to a fixed rate of 5.13%.  The loan amortizes based on a 30-year schedule beginning in the fourth year.  We retained net proceeds of approximately $139,000,000 after repaying the existing loan and closing costs.

On February 10, 2011, we completed a $150,000,000 financing of 2121 Crystal Drive, a 506,000 square foot office building located in Crystal City, Arlington, Virginia.  The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in third year.  This property was previously unencumbered.

On January 10, 2011, we completed a $75,000,000 financing of North Bergen (Tonnelle Avenue), a 410,000 square foot strip shopping center.  The seven-year fixed rate loan bears interest rate at 4.59%, provides for interest only payments during the first five years of the term and amortizes based on a 25-year schedule. This property was previously unencumbered.

In December 2010, we acquired the mortgage loan secured by the Springfield Mall, located in Fairfax County, Virginia for $115,000,000 in cash.  The loan had an outstanding balance of $171,500,000.  In a separate transaction, we acquired our partner’s interest in the partnership that owns the mall in exchange for $25,000,000 in partnership units.  These transactions resulted in a $102,932,000 net gain on early extinguishment of debt.

In August 2010, we sold $660,000,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000,000 fixed rate component and a $60,000,000 variable rate component and are cross-collateralized by 40 of our strip shopping centers.  The $600,000,000 fixed rate portion bears interest at an initial rate of 4.18% and a weighted average rate of 4.31% over the 10-year term and amortizes based on a 30-year schedule.  The variable rate portion bears interest at LIBOR plus 1.36%, with a 1% floor (2.36% at December 31, 2010).

In March 2010, we completed a public offering of $500,000,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015 and retained net proceeds of approximately $496,000,000.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.

In 2010, through open market repurchases and tender offers, we purchased $270,491,000 aggregate face amount ($264,476,000 aggregate carrying amount) of our convertible senior debentures due to Vornado and $17,000,000 aggregate face amount ($16,981,000 aggregate carrying amount) of our senior unsecured notes for $274,857,000 and $17,382,000 in cash, respectively, resulting in a net loss of $10,381,000 and $401,000, respectively.

Overview - continued

Leasing Activity

The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Tenant improvements and leasing commissions presented below are based on square feet leased during the period.

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of December 31, 2010:	Office	Office	Retail (3)	Office	Showroom
Square feet (in service)	16,194	17,823	23,453	2,608	4,204
Number of properties	28	82	161	6	6
Occupancy rate	95.6%	94.3%(2)	92.3%	91.5%	93.2%

Leasing Activity:
Quarter Ended December 31, 2010:
Total square feet leased	243	408	187	35	117
Initial rent (1)	$55.70	$38.77	$25.86	$27.92	$37.32
Weighted average lease term (years)	6.7	4.1	6.9	11.8	4.6
Relet space (included above):
Square feet	193	352	44	22	117
Initial rent - cash basis (1)	$50.15	$38.83	$30.44	$27.85	$37.32
Prior escalated rent - cash basis	$50.81	$39.52	$26.99	$34.82	$38.62
Percentage (decrease) increase:
Cash basis	(1.3%)	(1.7%)	12.8%	(20.0%)	(3.4%)
GAAP basis	4.3%	5.7%	19.7%	8.4%	3.2%
Tenant improvements and leasing
commissions:
Per square foot	$41.49	$16.74	$10.17	$70.17	$3.97
Per square foot per annum:	$6.19	$4.08	$1.47	$5.95	$0.86
Percentage of initial rent	11.1%	10.5%	5.7%	21.3%	2.6%

Year Ended December 31, 2010:
Total square feet leased	1,277	1,697	1,209	364	610
Initial rent (1)	$49.81	$38.41	$24.36	$29.04	$36.03
Weighted average lease term (years)	7.5	4.4	8.5	13.4	4.1
Relet space (included above):
Square feet	1,061	1,385	392	87	610
Initial rent - cash basis (1)	$49.65	$38.51	$18.09	$26.49	$36.03
Prior escalated rent - cash basis	$51.91	$36.71	$16.76	$27.32	$36.80
Percentage (decrease) increase:
Cash basis	(4.4%)	4.9%	7.9%	(3.0%)	(2.1%)
GAAP basis	(1.9%)	10.0%	13.4%	14.9%	4.0%
Tenant improvements and leasing
commissions:
Per square foot	$50.29	$12.85	$11.98	$88.22	$4.11
Per square foot per annum:	$6.70	$2.92	$1.41	$6.58	$1.00
Percentage of initial rent	13.5%	7.6%	5.8%	22.7%	3.9%

See notes on the following table

Overview - continued

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of December 31, 2009:	Office	Office	Retail (3)	Office	Showroom
Square feet (in service)	16,173	17,646	22,553	2,432	4,351
Number of properties	28	82	162	6	6
Occupancy rate	95.5%	93.3%(2)	91.6%	88.8%	89.4%

Leasing Activity:
Year Ended December 31, 2009:
Total square feet leased	1,448	3,158	1,139	203	754
Initial rent (1)	$52.25	$40.26	$23.28	$34.76	$37.04
Weighted average lease term (years)	8.8	4.3	9.7	7.1	4.2
Relet space (included above):
Square feet	1,304	2,849	472	203	754
Initial rent - cash basis (1)	$52.42	$40.13	$17.99	$34.76	$37.04
Prior escalated rent - cash basis	$52.16	$34.56	$16.67	$33.75	$37.29
Percentage (decrease) increase:
Cash basis	0.5%	16.1%	7.9%	3.0%	(0.7%)
GAAP basis	4.7%	18.9%	16.4%	18.0%	8.2%
Tenant improvements and leasing
commissions:
Per square foot	$48.48	$9.03	$8.00	$34.30	$3.15
Per square foot per annum:	$5.51	$2.10	$0.82	$4.83	$0.75
Percentage of initial rent	10.5%	5.2%	3.5%	13.9%	2.7%

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

(2)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	December 31, 2010	94.0%
	December 31, 2009	94.7%

(3)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended December 31, 2010 and 2009 were $461 and
	$466, respectively.

Recently Issued Accounting Literature

In the fourth quarter of 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance contained in Accounting Standards Codification (“ASC”) 310, Receivables.  The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

On January 21, 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

Critical Accounting Policies

In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2010 and 2009, the carrying amounts of real estate, net of accumulated depreciation, were $14.9 billion and $15.1 billion, respectively. Maintenance and repairs are expensed as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of real property to the extent we believe such costs are recoverable through the value of the property.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Critical Accounting Policies – continued

Identified Intangibles

As of December 31, 2010 and 2009, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $348,745,000 and $439,549,000, respectively. The carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $528,905,000 and $606,390,000, respectively.  Identified intangibles are recorded at their estimated fair value, separate and apart from goodwill. Identified intangibles that are determined to have finite lives are amortized over the period in which they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.  Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of the identified intangible over its estimated fair value.  If intangible assets are impaired or estimated useful lives change, the impact to our consolidated financial statements could be material.

Mezzanine Loans Receivable

As of December 31, 2010 and 2009, the carrying amounts of mezzanine loans receivable were $202,412,000 and $203,286,000, respectively, net of valuation allowances of $73,216,000 and $190,738,000, respectively.  We invest in mezzanine loans of entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium.  We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different. We evaluate the collectability of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. If our estimates of the collectability of both interest and principal or the fair value of our loans change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2010 and 2009, the carrying amounts of investments in partially owned entities, including Alexander’s and Toys “R” Us, were $1.4 billion and $1.2 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power over significant activities of the entity and the obligation to absorb losses or receive benefits that could potentially be significant to the entity. We account for investments on the equity method when the requirements for consolidation are not met and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions.  If our estimates of the projected future cash flows, the nature of development activities for properties for which such activities are planned and the estimated fair value of the investment change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.    The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Critical Accounting Policies – continued

Allowance For Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($62,979,000 and $46,708,000 as of December 31, 2010 and 2009) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($7,323,000 and $4,672,000 as of December 31, 2010 and 2009, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•    Percentage Rent — income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2010, 2009 and 2008.

(Amounts in thousands)	For the Year Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,129,284	$775,142	$566,041	$398,489	$219,882	$-	$169,730
Straight-line rent adjustments	75,871	34,212	5,849	29,079	2,756	-	3,975
Amortization of acquired below-
market leases, net	66,202	36,081	2,326	22,213	(75)	-	5,657
Total rentals	2,271,357	845,435	574,216	449,781	222,563	-	179,362
Tenant expense reimbursements	360,448	137,624	51,963	145,905	13,998	-	10,958
Fee and other income:
Tenant cleaning fees	58,053	88,664	-	-	-	-	(30,611)
Management and leasing fees	20,117	6,192	15,934	1,029	156	-	(3,194)
Lease termination fees	14,826	4,270	1,148	7,641	467	-	1,300
Other	54,926	22,283	21,427	4,172	3,904	-	3,140
Total revenues	2,779,727	1,104,468	664,688	608,528	241,088	-	160,955
Operating expenses	1,099,478	470,177	213,935	224,340	125,863	-	65,163
Depreciation and amortization	530,704	176,931	142,720	110,416	46,155	-	54,482
General and administrative	214,225	18,621	25,464	29,610	26,953	-	113,577
Impairment losses and acquisition costs	129,458	-	-	72,500	20,000	-	36,958
Total expenses	1,973,865	665,729	382,119	436,866	218,971	-	270,180
Operating income (loss)	805,862	438,739	282,569	171,662	22,117	-	(109,225)
Income applicable to Toys	71,624	-	-	-	-	71,624	-
Income (loss) from partially owned
entities	22,438	(6,354)	(564)	9,401	(179)	-	20,134
(Loss) from Real Estate Fund	(303)	-	-	-	-	-	(303)
Interest and other investment
income, net	235,315	608	157	180	47	-	234,323
Interest and debt expense	(560,270)	(132,279)	(130,540)	(85,281)	(37,932)	-	(174,238)
Net gain (loss) on early extinguishment
of debt	94,789	-	-	105,571	-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-	54,742	-	765	-	25,925
Income (loss) before income taxes	750,887	300,714	206,364	201,533	(15,182)	71,624	(14,166)
Income tax expense	(22,476)	(2,167)	(1,816)	(37)	(173)	-	(18,283)
Income (loss) from continuing
operations	728,411	298,547	204,548	201,496	(15,355)	71,624	(32,449)
(Loss) from discontinued operations	(20,380)	-	(4,481)	(2,637)	(13,262)	-	-
Net income (loss)	708,031	298,547	200,067	198,859	(28,617)	71,624	(32,449)
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(4,920)	(9,559)	-	(778)	-	-	5,417
Net income (loss) attributable to
Vornado Realty L.P.	703,111	288,988	200,067	198,081	(28,617)	71,624	(27,032)
Interest and debt expense(2)	828,082	126,209	136,174	92,653	61,379	177,272	234,395
Depreciation and amortization(2)	729,426	170,505	159,283	114,335	51,064	131,284	102,955
Income tax (benefit) expense(2)	(23,036)	2,167	2,027	37	232	(45,418)	17,919
EBITDA(1)	$2,237,583	$587,869	$497,551	$405,106	$84,058	$334,762	$328,237

____________________

See notes on page 79.

Net Income and EBITDA by Segment for the Years Ended December 31, 2010, 2009 and 2008 - continued

(Amounts in thousands)	For the Year Ended December 31, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,021,072	$758,557	$526,683	$362,689	$213,911	$-	$159,232
Straight-line rent adjustments	89,168	36,805	22,683	27,104	2,107	-	469
Amortization of acquired below-
market leases, net	71,954	40,129	3,452	22,993	89	-	5,291
Total rentals	2,182,194	835,491	552,818	412,786	216,107	-	164,992
Tenant expense reimbursements	357,186	136,541	60,620	134,670	15,517	-	9,838
Fee and other income:
Tenant cleaning fees	53,824	75,549	-	-	-	-	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	-	(2,757)
Lease termination fees	4,888	1,840	2,224	464	221	-	139
Other	87,144	18,868	47,745	2,619	9,458	-	8,454
Total revenues	2,696,692	1,072,500	671,590	552,270	241,391	-	158,941
Operating expenses	1,067,229	452,370	220,333	204,224	125,602	-	64,700
Depreciation and amortization	531,637	173,923	142,415	101,353	51,064	-	62,882
General and administrative	231,010	22,820	26,205	30,339	31,017	-	120,629
Impairment losses and acquisition costs	75,963	-	24,875	11,789	-	-	39,299
Total expenses	1,905,839	649,113	413,828	347,705	207,683	-	287,510
Operating income (loss)	790,853	423,387	257,762	204,565	33,708	-	(128,569)
Income applicable to Toys	92,300	-	-	-	-	92,300	-
(Loss) income from partially owned
entities	(19,910)	5,817	4,850	4,728	151	-	(35,456)
Interest and other investment (loss)
income, net	(116,350)	876	786	69	95	-	(118,176)
Interest and debt expense	(617,994)	(133,647)	(128,039)	(89,070)	(38,009)	-	(229,229)
Net (loss) gain on early extinguishment
of debt	(25,915)	-	-	769	-	-	(26,684)
Net gain on disposition of wholly
owned and partially owned assets	5,641	-	-	-	-	-	5,641
Income (loss) before income taxes	108,625	296,433	135,359	121,061	(4,055)	92,300	(532,473)
Income tax expense	(20,642)	(1,332)	(1,482)	(319)	(2,140)	-	(15,369)
Income (loss) from continuing
operations	87,983	295,101	133,877	120,742	(6,195)	92,300	(547,842)
Income (loss) from discontinued operations	40,467	-	52,308	(6,791)	(5,050)	-	-
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	2,839	(9,098)	-	915	-	-	11,022
Net income (loss) attributable to
Vornado Realty L.P.	131,289	286,003	186,185	114,866	(11,245)	92,300	(536,820)
Interest and debt expense(2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization(2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit)(2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,697,124	$582,820	$473,132	$317,078	$100,527	$338,732	$(115,165)

_______________________

See notes on page 79.

Net Income and EBITDA by Segment for the Years Ended December 31, 2010, 2009 and 2008 - continued

(Amounts in thousands)	For the Year Ended December 31, 2008
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,975,838	$722,445	$497,735	$342,714	$215,854	$-	$197,090
Straight-line rent adjustments	88,703	42,766	15,720	20,384	8,516	-	1,317
Amortization of acquired below-
market leases, net	95,532	60,355	3,998	26,546	161	-	4,472
Total rentals	2,160,073	825,566	517,453	389,644	224,531	-	202,879
Tenant expense reimbursements	353,602	135,788	57,793	127,903	18,055	-	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	-	-	-	-	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	-	(3,976)
Lease termination fees	8,465	3,088	2,635	2,281	461	-	-
Other	48,538	15,699	22,350	2,543	6,811	-	1,135
Total revenues	2,640,491	1,058,385	609,171	524,044	250,207	-	198,684
Operating expenses	1,048,537	439,012	211,687	198,802	127,437	-	71,599
Depreciation and amortization	529,134	190,925	135,351	90,974	46,823	-	65,061
General and administrative	193,969	20,217	26,522	29,836	29,252	-	88,142
Impairment losses and acquisition costs	81,447	-	-	595	-	-	80,852
Total expenses	1,853,087	650,154	373,560	320,207	203,512	-	305,654
Operating income (loss)	787,404	408,231	235,611	203,837	46,695	-	(106,970)
Income applicable to Toys	2,380	-	-	-	-	2,380	-
(Loss) income from partially owned
entities	(159,207)	6,082	6,173	10,371	1,106	-	(182,939)
Interest and other investment (loss)
income, net	(2,747)	2,288	2,108	464	329	-	(7,936)
Interest and debt expense	(619,531)	(139,146)	(125,141)	(85,895)	(38,214)	-	(231,135)
Net gain on early extinguishment
of debt	9,820	-	-	-	-	-	9,820
Net gain on disposition of wholly
owned and partially owned assets	7,757	-	-	-	-	-	7,757
Income (loss) before income taxes	25,876	277,455	118,751	128,777	9,916	2,380	(511,403)
Income tax benefit (expense)	204,644	-	221,080	(82)	(1,206)	-	(15,148)
Income (loss) from continuing
operations	230,520	277,455	339,831	128,695	8,710	2,380	(526,551)
Income from discontinued operations	180,925	-	64,849	3,001	1,163	-	111,912
Net income (loss)	411,445	277,455	404,680	131,696	9,873	2,380	(414,639)
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	3,263	(4,762)	-	157	(125)	-	7,993
Net income (loss) attributable to
Vornado Realty L.P.	414,708	272,693	404,680	131,853	9,748	2,380	(406,646)
Interest and debt expense(2)	821,940	132,406	130,310	102,600	53,072	147,812	255,740
Depreciation and amortization(2)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax (benefit) expense(2)	(142,415)	-	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,804,759	$586,798	$458,014	$332,773	$116,437	$346,478	$(35,741)

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Years Ended December 31, 2010, 2009 and 2008 - continued

Notes to preceding tabular information:

(1)   EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  We consider EBITDA a supplemental measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize these measures to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)   Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)   The components of Other EBITDA are summarized below.  The totals for each of the columns below agree to the total EBITDA for the “other” column in the preceding EBITDA by segment reconciliations.

(Amounts in thousands)	For the Year Ended December 31,
	2010	2009	2008
Alexander's	$57,425	$81,703	$64,683
Lexington Realty Trust ("Lexington")	55,304	50,024	35,150
555 California Street	46,782	44,757	48,316
Hotel Pennsylvania	23,763	15,108	42,269
LNR (acquired in July 2010)	6,116	-	-
Industrial warehouses	2,528	4,737	5,264
Other investments	31,587	6,981	6,321
	223,505	203,310	202,003
Corporate general and administrative expenses (1)	(90,343)	(79,843)	(91,967)
Investment income and other, net(1)	65,499	78,593	109,519
Income (loss) from the mark-to-market of derivative positions in marketable equity
securities	130,153	-	(33,740)
Net (loss) gain on early extinguishment of debt	(10,782)	(26,684)	-
Real Estate Fund organization costs	(5,937)	-	-
Non-cash mezzanine loans receivable loss (accrual) reversal	53,100	(190,738)	10,300
Non-cash asset write-downs:
Investment in Lexington	-	(19,121)	(107,882)
Marketable equity securities	-	(3,361)	(76,352)
Real estate - primarily development projects:
Wholly owned entities (including acquisition costs)	(36,958)	(39,299)	(80,852)
Partially owned entities	-	(17,820)	(96,037)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	(20,202)	-
Discontinued operations of Americold (including a $112,690 net gain on sale)	-	-	129,267
	$328,237	$(115,165)	$(35,741)

(1)		The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,779,727,000 for the year ended December 31, 2010, compared to $2,696,692,000 in the prior year, an increase of $83,035,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:		Total	Office	Office		Retail	Mart		Other
Property rentals:
	Acquisitions and other	$(1,713)	$-	$(6,890)		$4,161	$2,064		$(1,048)
	Development/redevelopment	12,716	-	10,316		2,400	-		-
	Amortization of acquired below-market
	leases, net	(5,752)	(4,048)	(1,126)		(780)	(164)		366
	Hotel Pennsylvania	15,622	-	-		-	-		15,622	(1)
	Trade shows	5,044	-	-		-	5,044		-
	Leasing activity (see page 71)	63,246	13,992	19,098		31,214	(488)		(570)
		89,163	9,944	21,398		36,995	6,456		14,370

Tenant expense reimbursements:
	Acquisitions/development	1,079	-	(3,236)		4,564	-		(249)
	Operations	2,183	1,083	(5,421)		6,671	(1,519)		1,369
		3,262	1,083	(8,657)		11,235	(1,519)		1,120

Fee and other income:
	Lease cancellation fee income	9,938	2,430	(1,076)		7,177	246		1,161
	Management and leasing fees	8,661	1,981	7,751	(2)	(702)	68		(437)
	BMS cleaning fees	4,229	13,115	-		-	-		(8,886)	(3)
	Other	(32,218)	3,415	(26,318)	(4)	1,553	(5,554)	(5)	(5,314)	(6)
		(9,390)	20,941	(19,643)		8,028	(5,240)		(13,476)

Total increase (decrease) in revenues		$83,035	$31,968	$(6,902)		$56,258	$(303)		$2,014

(1)	Primarily from higher REVPAR.

(2)	Primarily from leasing fees in connection with our management of a development project.

(3)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 81.

(4)	Primarily from income in the prior year resulting from a forfeited non-refundable purchase deposit. See note (5) on page 86.

(5)	Primarily from income in the prior year resulting from the surrender and build-out of tenant space.

(6)	Primarily from $5,402 of income in the prior year resulting from the termination of a lease with a partially owned entity.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,973,865,000 for the year ended December 31, 2010, compared to $1,905,839,000 in the prior year, an increase of $68,026,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York		Washington, DC			Merchandise
Increase (decrease) due to:		Total	Office		Office	Retail		Mart		Other
Operating:
	Acquisitions and other	$(6,291)	$(4,688)		$(3,890)	$1,213		$1,770		$(696)
	Development/redevelopment	3,425	-		2,941	484		-		-
	Hotel activity	11,041	-		-	-		-		11,041
	Trade shows activity	(1,063)	-		-	-		(1,063)		-
	Operations	25,137	22,495	(1)	(5,449)	18,419	(2)	(446)		(9,882)	(3)
		32,249	17,807		(6,398)	20,116		261		463

Depreciation and amortization:
	Acquisitions/development	(682)	-		(2,207)	2,132		-		(607)
	Operations	(251)	3,008		2,512	6,931		(4,909)		(7,793)
		(933)	3,008		305	9,063		(4,909)		(8,400)

General and administrative:
	Write-off of unamortized costs from the
	voluntary surrender of equity awards (4)	(32,588)	(3,451)		(3,131)	(4,793)		(1,011)		(20,202)
	Mark-to-market of deferred compensation
	plan liability (5)	(1,457)	-		-	-		-		(1,457)
	Real Estate Fund organization costs	5,937	-		-	-		-		5,937
	Operations	11,323	(748)		2,390	4,064		(3,053)	(6)	8,670	(7)
		(16,785)	(4,199)		(741)	(729)		(4,064)		(7,052)

Impairment losses and acquisition costs		53,495	-		(24,875)	60,711	(8)	20,000		(2,341)

Total increase (decrease) in expenses		$68,026	$16,616		$(31,709)	$89,161		$11,288		$(17,330)

(1)	Results from increases in (i) BMS operating expenses of $13,459, (ii) reimbursable operating expenses of $5,953 and (iii) non-reimbursable operating expenses of $3,083.

(2)

Results from increases in (i) reimbursable operating expenses of $8,604, (ii) bad debt reserves of $8,505, of which $5,300 results from a true-up of prior year's billings and (iii) non-reimbursable operating expenses of $1,310.

(3)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 80.

(4)

On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards.  Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(5)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(6)	Primarily due to $2,800 of pension plan termination costs in 2009.

(7)	Primarily from higher payroll costs and stock-based compensation expense as a result of awards granted in March 2010.

(8)	Results from a $64,500 non-cash impairment loss on the Springfield Mall.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Income Applicable to Toys

In the year ended December 31, 2010, we recognized net income of $71,624,000 from our investment in Toys, comprised of $61,819,000 for our 32.7% share of Toys’ net income ($16,401,000 before our share of Toys’ income tax benefit) and $9,805,000 of interest and other income.

In the year ended December 31, 2009, we recognized net income of $92,300,000 from our investment in Toys, comprised of (i) $71,601,000 for our 32.7% share of Toys’ net income ($58,416,000 before our share of Toys’ income tax benefit), (ii) $13,946,000 for our share of income from previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $6,753,000 of interest and other income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the year ended December 31, 2010 and 2009.

	For the Year Ended
	December 31,
(Amounts in thousands)	2010	2009
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income (1)	$29,184	$53,529

Lexington - 12.8% share in 2010 and 15.2% share in 2009 of equity in
net income (loss) (2)	11,018	(25,665)

LNR - 26.2% share of equity in net income (acquired in July 2010)	1,973	-

India real estate ventures - 4% to 36.5% range in our share of equity in net income (loss)	2,581	(1,636)

Other, net (3)	(22,318)	(46,138)
	$22,438	$(19,910)

(1)	2009 includes an aggregate of $24,773 of income for our share of an income tax benefit and the reversal of stock appreciation rights compensation expense.

(2)	2010 includes a $13,710 net gain resulting from Lexington's 2010 stock issuance and 2009 includes $19,121 of expense for our share of impairment losses recorded by Lexington.

(3)

Represents our equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.  2010 includes $11,481 of impairment losses related to our investment in properties on West 57th Street.  2009 includes $17,820 of impairment losses, substantially all of which relates to our investment in Verde, and $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

Loss from Real Estate Fund

In the year ended December 31, 2010, we recognized a $303,000 loss from our Real Estate Fund.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was income of $235,315,000 in the year ended December 31, 2010, compared to a loss of $116,350,000 in the prior year, an increase in income of $351,665,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans ($53,100 loss reversal in 2010, compared to $190,738 loss accrual in 2009)	$243,838
Mark-to-market of derivative positions in marketable equity securities	130,153
Lower average mezzanine loan investments ($136,795 in 2010, compared to $345,000 in 2009)	(21,862)
Marketable securities - impairment losses in 2009	3,361
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(1,457)
Other, net (primarily lower average yields on investments)	(2,368)
$351,665

Interest and Debt Expense

Interest and debt expense was $560,270,000 for the year ended December 31, 2010, compared to $617,994,000 in the prior year, a decrease of $57,724,000.  This decrease was primarily due to savings of (i) $93,765,000 from the acquisition, retirement and repayment of an aggregate of $2.1 billion of our convertible senior debentures due to Vornado and senior unsecured notes in 2009 and (ii) $30,639,000 from the repayment of $400,000,000 of cross-collateralized debt secured by 42 of our strip shopping centers, partially offset by (iii) $43,515,000 from the issuance of $460,000,000 and 500,000,000 of senior unsecured notes in September 2009 and March 2010, respectively, (iv) $16,392,000 of lower capitalized interest, and (v) $9,813,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers.

Net Gain (Loss) on Early Extinguishment of Debt

In the year ended December 31, 2010, we recognized a $94,789,000 net gain on the early extinguishment of debt (primarily from our acquisition of the mortgage loan secured by the Springfield Mall), compared to a $25,915,000 net loss in the prior year (primarily from the acquisition of our convertible senior debentures due to Vornado and related write-off of the unamortized debt discount).

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the year ended December 31, 2010, we recognized an $81,432,000 net gain on disposition of wholly owned and partially owned assets (primarily from the sale of a 45% interest in the Warner Building and sales of marketable securities), compared to a $5,641,000 net gain in the prior year (primarily from the sales of marketable securities and residential condominiums).

Income Tax Expense

Income tax expense was $22,476,000 in the year ended December 31, 2010, compared to $20,642,000 in the prior year, an increase of $1,834,000.  This increase resulted primarily from higher income at 1290 Avenue of Americas and 555 California Street, which are subject to federal withholding taxes on dividends paid to foreign corporations.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

(Loss) Income from Discontinued Operations

The table below sets forth the combined results of discontinued operations for the years ended December 31, 2010 and 2009 which include (i) four properties in our Washington, DC Office segment, (ii) 20 properties in our Retail segment and (iii) the High Point Complex in North Carolina, which is in receivership.

	For the Year Ended
	December 31,
(Amounts in thousands)	2010	2009

Total revenues	$43,871	$55,752
Total expenses	51,701	48,709
	(7,830)	7,043
Litigation loss accrual and impairment losses	(15,056)	(11,860)
Net gain on sale of 1999 K Street	-	41,211
Net gain on sales of other real estate	2,506	4,073
(Loss) income from discontinued operations	$(20,380)	$40,467

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries

In the year ended December 31, 2010, we had $4,920,000 of net income attributable to noncontrolling interests in consolidated subsidiaries, compared to $2,839,000 of a net loss in the prior year, an increase in income of 7,759,000.  This increase resulted primarily from higher income at 1290 Avenue of the Americas and 555 California Street.

Preferred Unit Distributions

Preferred unit distributions were $66,729,000 for the year ended December 31, 2010, compared to $76,747,000 for the prior year, a decrease of $10,018,000.  This decrease was primarily due to the net gain of $6,972,000 from the redemption of Series D-12 redeemable preferred units in the current year.

Discount on Preferred Unit Redemptions

Discount on preferred unit redemptions of $4,382,000 in the year ended December 31, 2010 resulted from the redemption of Series D-10 preferred units.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2010, compared to the year ended December 31, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the year ended December 31, 2010	$587,869	$497,551	$405,106	$84,058
Add-back: non-property level overhead
expenses included above	18,621	25,464	29,610	26,953
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	6,578	(58,001)	(55,339)	14,036
GAAP basis same store EBITDA for the year
ended December 31, 2010	613,068	465,014	379,377	125,047
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(62,962)	(5,184)	(40,362)	(2,681)
Cash basis same store EBITDA for the year
ended December 31, 2010	$550,106	$459,830	$339,015	$122,366

EBITDA for the year ended December 31, 2009	$582,820	$473,132	$317,078	$100,527
Add-back: non-property level overhead
expenses included above	22,820	26,205	30,339	31,017
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,741)	(57,302)	1,774	(2,203)
GAAP basis same store EBITDA for the year
ended December 31, 2009	602,899	442,035	349,191	129,341
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(65,069)	(23,940)	(39,871)	(4,036)
Cash basis same store EBITDA for the year
ended December 31, 2009	$537,830	$418,095	$309,320	$125,305

Increase (decrease) in GAAP basis same store EBITDA for
the year ended December 31, 2010 over the
year ended December 31, 2009	$10,169	$22,979	$30,186	$(4,294)

Increase (decrease) in Cash basis same store EBITDA for
the year ended December 31, 2010 over the
year ended December 31, 2009	$12,276	$41,735	$29,695	$(2,939)

% increase (decrease) in GAAP basis same store EBITDA	1.7%	5.2%	8.6%	(3.3%)

% increase (decrease) in Cash basis same store EBITDA	2.3%	10.0%	9.6%	(2.3%)

Results of Operations –  Year Ended December 31, 2009 Compared to December 31, 2008

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,696,692,000 for the year ended December 31, 2009, compared to $2,640,491,000 for the year ended December 31, 2008, an increase of $56,201,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York		Washington, DC			Merchandise
Increase (decrease) due to:		Total	Office		Office		Retail	Mart		Other
Property rentals:
	Acquisitions and other	$13,135	$-		$-		$11,309	$5,430		$(3,604)
	Development/redevelopment	2,805	-		1,333		1,472	-		-
	Amortization of acquired below-market
	leases, net	(23,578)	(20,226)	(1)	(546)		(3,553)	(72)		819
	Hotel Pennsylvania	(32,248)	-		-		-	-		(32,248)	(2)
	Trade shows	(6,606)	-		-		-	(6,606)	(3)	-
	Leasing activity (see page 71)	68,613	30,151		34,578		13,914	(7,176)		(2,854)
		22,121	9,925		35,365		23,142	(8,424)		(37,887)

Tenant expense reimbursements:
	Acquisitions/development	(7)	-		(215)		1,182	-		(974)
	Operations	3,591	753		3,042		5,585	(2,538)		(3,251)
		3,584	753		2,827		6,767	(2,538)		(4,225)

Fee and other income:
	Lease cancellation fee income	(3,577)	(1,248)		(411)		(1,817)	(240)		139
	Management and leasing fees	(1,941)	(2,200)		(757)		58	(261)		1,219
	BMS cleaning fees	2,096	8,404		-		-	-		(6,308)	(4)
	Other	33,918	(1,519)		25,395	(5)	76	2,647		7,319	(6)
		30,496	3,437		24,227		(1,683)	2,146		2,369

Total increase (decrease) in revenues		$56,201	$14,115		$62,419		$28,226	$(8,816)		$(39,743)

(1)

Primarily from a lease modification that reduced the term of a portion of AXA Equitable Life Company's ("AXA") space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $12,000 in 2008.

(2)	Primarily from lower REVPAR.

(3)	Primarily from lower exhibitor occupancy.

(4)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 87.

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

(6)	2009 includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,905,839,000 for the year ended December 31, 2009, compared to $1,853,087,000 for the year ended December 31, 2008, an increase of $52,752,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York		Washington, DC			Merchandise
Increase (decrease) due to:		Total	Office		Office	Retail		Mart	Other
Operating:
	Acquisitions and other	$12,883	$-		$-	$6,367		$5,226	$1,290
	Development/redevelopment	4,433	-		2,114	2,319		-	-
	Hotel activity	(5,734)	-		-	-		-	(5,734)
	Trade shows activity	(3,484)	-		-	-		(3,484)	-
	Operations	10,594	13,358	(1)	6,532	(3,264)	(2)	(3,577)	(2,455)	(3)
		18,692	13,358		8,646	5,422		(1,835)	(6,899)

Depreciation and amortization:
	Acquisitions/development	4,693	-		(2,374)	9,306		-	(2,239)
	Operations (due to additions to buildings
	and improvements)	(2,190)	(17,002)	(4)	9,438	1,073		4,241	60
		2,503	(17,002)		7,064	10,379		4,241	(2,179)

General and administrative:
	Write-off of unamortized costs from the
	voluntary surrender of equity awards (5)	32,588	3,451		3,131	4,793		1,011	20,202
	Mark-to-market of deferred compensation
	plan liability (6)	23,710	-		-	-		-	23,710
	Operations	(19,257)	(848)		(3,448)	(4,290)		754	(11,425)	(7)
		37,041	2,603		(317)	503		1,765	32,487

Impairment losses and acquisition costs		(5,484)	-		24,875	11,194		-	(41,553)

Total increase (decrease) in expenses		$52,752	$(1,041)		$40,268	$27,498		$4,171	$(18,144)

(1)	Results from a $7,025 increase in BMS operating expenses and a $6,333 increase in property level operating expenses, primarily due to higher real estate taxes.

(2)	Primarily from a $8,190 decrease in bad debt expense partially offset by an increase in real estate taxes which are reimbursed by tenants.

(3)	Results primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(4)	Primarily from a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $16,000 in 2008.

(5)

On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards.  Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(6)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statement of income.

(7)	Primarily from lower payroll and stock-based compensation expense.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Income Applicable to Toys

In the year ended December 31, 2009, we recognized net income of $92,300,000 from our investment in Toys, comprised of (i) $71,601,000 for our 32.7% share of Toys’ net income ($58,416,000 before our share of Toys’ income tax benefit), (ii) $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $6,753,000 of interest and other income.

In the year ended December 31, 2008, we recognized $2,380,000 of income from our investment in Toys, comprised of (i) $9,115,000 for our 32.7% share of Toys’ net income ($53,867,000 before our share of Toys’ income tax expense), (ii) $8,165,000 of interest and other income, partially offset by (iii) $14,900,000 for our share of a non-cash charge adjusting Toys purchase accounting basis income tax expense resulting from the audit of Toys fiscal 2006 and 2007 purchase accounting financial statements.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the year ended December 31, 2009 and 2008.

	For the Year Ended
	December 31,
(Amounts in thousands)	2009	2008
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income (1)	$53,529	$36,671

Lexington (2)	(25,665)	(105,630)

India real estate ventures - 4% to 36.5% range in our share of equity in net loss	(1,636)	(3,336)

Other, net (3)	(46,138)	(86,912)
	$(19,910)	$(159,207)

(1)

2009 includes an aggregate of $24,773 of income for our share of an income tax benefit and the reversal of stock appreciation rights compensation expense compared to $6,583 for our share of such income in 2008.

(2)

2009 includes $19,121 for our share of impairment losses recorded by Lexington on its investment in Concord Debt Holdings LLC.  2008 includes $107,882 of impairment losses on our investment in Lexington.

(3)

Represents our equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.  2009 includes $17,820 of impairment losses, substantially all of which relates to our investment in Verde, and $7,650 of expense for our share of Downtown Crossing, Boston lease termination payment.  2008 includes $96,037 of non-cash charges for the write-off of our share of certain partially owned entities' development costs, including $37,000 for Downtown Crossing, Boston and $23,000 for the “arena move”/Moynihan East portions of the Farley project.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net was a loss of $116,350,000 for the year ended December 31, 2009, compared to a loss of $2,747,000 for the year ended December 31, 2008, an increase in loss of $113,603,000. This increase resulted primarily from:

(Amounts in thousands)
Mezzanine loans - $190,738 loss accrual in 2009, compared to $10,300 of loss reversal in 2008	$(201,038)
Marketable equity securities - impairment losses of $3,361 in 2009, compared to $76,742 in 2008	73,381
Derivative positions in marketable equity securities in 2008	33,602
Lower average yield on investments (0.4% in 2009 compared to 2.3% in 2008)	(22,306)
Increase in value of investments in the deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	23,710
Lower average mezzanine loan investments - $345,000 in 2009, compared to $481,000 in 2008	(12,540)
Other, net	(8,412)
$(113,603)

Interest and Debt Expense

Interest and debt expense was $617,994,000 for the year ended December 31, 2009, compared to $619,531,000 for the year ended December 31, 2008, a decrease of $1,537,000.  This decrease resulted primarily from savings of (i) $17,561,000 from a decrease in outstanding debt of approximately $1.5 billion, the full year effect of which is approximately $100,000,000, (ii) $27,830,000 from lower average interest rates on variable rate debt (1.61% in 2009 as compared to 3.88% in 2008), (iii) $1,953,000 from other items, partially offset by (iv) a decrease in capitalized interest of $45,807,000.

Net (Loss) Gain on Early Extinguishment of Debt

In the year ended December 31, 2009, we recognized a $25,915,000 net loss on early extinguishment of debt (primarily from the acquisition of our convertible senior debentures due to Vornado and related write-off of the unamortized debt discount), compared to a $9,820,000 net gain in the prior year (primarily from the acquisition of our senior unsecured notes and convertible senior debentures due to Vornado).

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the year ended December 31, 2009, we recognized a $5,641,000 net gain on disposition of wholly owned and partially owned assets, compared to a $7,757,000 net gain in the prior year.  The current year and prior year net gain resulted primarily from the sales of marketable securities and residential condominiums.

Income Tax Expense

Income tax expense was $20,642,000 for the year ended December 31, 2009, compared to an income tax benefit of $204,644,000 for the year ended December 31, 2008.  The income tax benefit for the year ended December 31, 2008 was the result of a $222,174,000 reversal of deferred taxes recorded in connection with our acquisition of H Street.  We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008 and reversed the deferred tax liabilities.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2009 and 2008.

	For the Year Ended
	December 31,
(Amounts in thousands)	2009	2008

Total revenues	$55,752	$278,986
Total expenses	48,709	268,274
	7,043	10,712
Net gain on sale of 1999 K Street	41,211	-
Net gain on sales of other real estate	4,073	692
Net gain on sale of Americold	-	112,690
Net gain on sale of Tyson Dulles Plaza	-	56,831
Impairment losses	(11,860)	-
Income from discontinued operations	$40,467	$180,925

Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net loss attributable to noncontrolling interests in consolidated subsidiaries was $2,839,000 in the year ended December 31, 2009, compared to $3,263,000 for the year ended December 31, 2008.

Preferred Unit Distributions

Preferred unit distributions were $76,747,000 for the year ended December 31, 2009, compared to $79,453,000 for the year ended December 31, 2008.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Same Store EBITDA

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2009, compared to the year ended December 31, 2008.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the year ended December 31, 2009	$582,820	$473,132	$317,078	$100,527
Add-back: non-property level overhead
expenses included above	22,820	26,205	30,339	31,017
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,278)	(52,613)	(1,169)	(2,369)
GAAP basis same store EBITDA for the year
ended December 31, 2009	603,362	446,724	346,248	129,175
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(65,069)	(25,931)	(38,396)	(4,340)
Cash basis same store EBITDA for the year
ended December 31, 2009	$538,293	$420,793	$307,852	$124,835

EBITDA for the year ended December 31, 2008	$586,798	$458,014	$332,773	$116,437
Add-back: non-property level overhead
expenses included above	20,217	26,522	29,836	29,252
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(8,431)	(65,820)	(28,814)	276
GAAP basis same store EBITDA for the year
ended December 31, 2008	598,584	418,716	333,795	145,965
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(88,163)	(20,354)	(37,267)	(9,408)
Cash basis same store EBITDA for the year
ended December 31, 2008	$510,421	$398,362	$296,528	$136,557

Increase (decrease) in GAAP basis same store EBITDA for
the year ended December 31, 2009 over the
year ended December 31, 2008	$4,778	$28,008	$12,453	$(16,790)

Increase (decrease) in Cash basis same store EBITDA for
the year ended December 31, 2009 over the
year ended December 31, 2008	$27,872	$22,431	$11,324	$(11,722)

% increase (decrease) in GAAP basis same store EBITDA	0.8%	6.7%	3.7%	(11.5%)

% increase (decrease) in Cash basis same store EBITDA	5.5%	5.6%	3.8%	(8.6%)

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$546,557	$192,185	$139,824	$107,341	$59,629	$-	$47,578
Straight-line rent adjustments	21,272	11,596	330	7,059	842	-	1,445
Amortization of acquired below-
market leases, net	17,231	8,831	490	6,759	16	-	1,135
Total rentals	585,060	212,612	140,644	121,159	60,487	-	50,158
Tenant expense reimbursements	85,350	31,498	9,371	36,741	2,587	-	5,153
Fee and other income:
Tenant cleaning fees	17,320	25,886	-	-	-	-	(8,566)
Management and leasing fees	4,042	1,914	2,682	270	125	-	(949)
Lease termination fees	4,714	25	(108)	3,459	38	-	1,300
Other	16,471	7,855	4,975	1,401	383	-	1,857
Total revenues	712,957	279,790	157,564	163,030	63,620	-	48,953
Operating expenses	283,653	119,750	50,838	62,013	30,739	-	20,313
Depreciation and amortization	130,883	44,718	33,726	28,207	11,443	-	12,789
General and administrative	60,791	4,761	7,385	7,019	6,534	-	35,092
Impairment losses and acquisition costs	126,607	-	-	72,500	20,000	-	34,107
Total expenses	601,934	169,229	91,949	169,739	68,716	-	102,301
Operating income (loss)	111,023	110,561	65,615	(6,709)	(5,096)	-	(53,348)
(Loss) applicable to Toys	(30,685)	-	-	-	-	(30,685)	-
Income (loss) from partially owned
entities	8,638	(10,699)	535	6,048	(418)	-	13,172
Income from Real Estate Fund	1,107	-	-	-	-	-	1,107
Interest and other investment
income, net	169,639	142	27	37	12	-	169,421
Interest and debt expense	(136,752)	(33,253)	(28,948)	(23,070)	(9,549)	-	(41,932)
Net gain (loss) on early extinguishment
of debt	96,585	-	-	105,571	-	-	(8,986)
Net gain on disposition of wholly
owned and partially owned assets	68,673	-	54,742	-	-	-	13,931
Income (loss) before income taxes	288,228	66,751	91,971	81,877	(15,051)	(30,685)	93,365
Income tax expense	(6,483)	(497)	(724)	-	(291)	-	(4,971)
Income (loss) from continuing
operations	281,745	66,254	91,247	81,877	(15,342)	(30,685)	88,394
Income (loss) from discontinued operations	399	-	1,295	2,953	(3,849)	-	-
Net income (loss)	282,144	66,254	92,542	84,830	(19,191)	(30,685)	88,394
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(3,430)	(2,269)	-	(1,673)	-	-	512
Net income (loss) attributable to
Vornado Realty L.P.	278,714	63,985	92,542	83,157	(19,191)	(30,685)	88,906
Interest and debt expense(2)	216,089	31,805	31,819	24,378	16,009	53,481	58,597
Depreciation and amortization(2)	180,026	43,164	38,354	29,000	12,015	31,434	26,059
Income tax (benefit) expense(2)	(36,589)	497	866	-	291	(43,504)	5,261
EBITDA(1)	$638,240	$139,451	$163,581	$136,535	$9,124	$10,726	$178,823

____________________

See notes on page 94.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2010 and 2009 - continued

(Amounts in thousands)	For the Three Months Ended December 31, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$518,897	$189,673	$135,746	$96,188	$54,241	$-	$43,049
Straight-line rent adjustments	21,939	10,281	4,672	6,369	247	-	370
Amortization of acquired below-
market leases, net	16,076	9,611	664	4,694	18	-	1,089
Total rentals	556,912	209,565	141,082	107,251	54,506	-	44,508
Tenant expense reimbursements	89,711	32,932	15,572	35,551	2,378	-	3,278
Fee and other income:
Tenant cleaning fees	16,790	22,970	-	-	-	-	(6,180)
Management and leasing fees	3,201	848	2,247	483	63	-	(440)
Lease termination fees	1,169	316	308	364	181	-	-
Other	38,769	2,607	32,637	381	3,319	-	(175)
Total revenues	706,552	269,238	191,846	144,030	60,447	-	40,991
Operating expenses	267,672	111,818	57,480	50,037	32,630	-	15,707
Depreciation and amortization	138,639	44,039	38,684	26,111	14,107	-	15,698
General and administrative	51,083	4,232	5,668	5,425	6,336	-	29,422
Impairment losses and acquisition costs	75,963	-	24,875	11,789	-	-	39,299
Total expenses	533,357	160,089	126,707	93,362	53,073	-	100,126
Operating income (loss)	173,195	109,149	65,139	50,668	7,374	-	(59,135)
(Loss) applicable to Toys	(26,597)	-	-	-	-	(26,597)	-
(Loss) income from partially owned
entities	(16,830)	1,332	(654)	1,564	(35)	-	(19,037)
Interest and other investment (loss)
income, net	(52,726)	164	216	19	12	-	(53,137)
Interest and debt expense	(155,152)	(33,529)	(34,636)	(22,710)	(9,569)	-	(54,708)
Net (loss) on early extinguishment
of debt	(52,911)	-	-	-	-	-	(52,911)
Net gain on disposition of wholly
owned and partially owned assets	1,209	-	-	-	-	-	1,209
(Loss) income before income taxes	(129,812)	77,116	30,065	29,541	(2,218)	(26,597)	(237,719)
Income tax expense	(4,935)	(487)	(316)	(3)	(385)	-	(3,744)
(Loss) income from continuing
operations	(134,747)	76,629	29,749	29,538	(2,603)	(26,597)	(241,463)
(Loss) income from discontinued
operations	(8,703)	-	1,870	(9,800)	(773)	-	-
Net (loss) income	(143,450)	76,629	31,619	19,738	(3,376)	(26,597)	(241,463)
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(603)	(2,660)	-	285	-	-	1,772
Net (loss) income attributable to
Vornado Realty L.P.	(144,053)	73,969	31,619	20,023	(3,376)	(26,597)	(239,691)
Interest and debt expense(2)	214,411	31,910	35,792	24,494	13,299	37,493	71,423
Depreciation and amortization(2)	189,261	42,686	42,484	27,179	15,499	30,859	30,554
Income tax (benefit) expense(2)	(13,611)	487	348	3	388	(20,520)	5,683
EBITDA(1)	$246,008	$149,052	$110,243	$71,699	$25,810	$21,235	$(132,031)

__________________________

See notes on the following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2010 and 2009 - continued

Notes to preceding tabular information:

(1)   EBITDA represents “Earnings Before Interest, Taxes, Depreciation and Amortization.”  We consider EBITDA a supplemental measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize their measures to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

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

	For the Three Months
(Amounts in thousands)	Ended December 31,
	2010	2009
Lexington	$17,929	$15,774
Alexander's	15,478	16,474
555 California Street	12,361	12,872
Hotel Pennsylvania	9,514	7,285
LNR (acquired in July 2010)	6,116	-
Industrial warehouses	461	835
Other investments	8,205	5,077
	70,064	58,317
Corporate general and administrative expenses (1)	(29,675)	(23,190)
Investment income and other, net (1)	23,623	14,233
Income from the mark-to-market of derivative positions in marketable equity securities	97,904	-
Net (loss) on early extinguishment of debt	(8,986)	(52,911)
Non-cash mezzanine loans receivable loss (accrual) reversal	60,000	(68,000)
Non-cash asset write-downs:
Marketable equity securities	-	(3,361)
Real estate - primarily development projects:
Wholly owned entities (including acquisition costs)	(34,107)	(39,299)
Partially owned entities	-	(17,820)
	$178,823	$(132,031)

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Results of Operations – Three Months Ended December 31, 2010 Compared to December 31, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended December 31, 2010	$139,451	$163,581	$136,535	$9,124
Add-back: non-property level overhead
expenses included above	4,761	7,385	7,019	6,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	8,975	(55,271)	(44,793)	15,973
GAAP basis same store EBITDA for the three months
ended December 31, 2010	153,187	115,695	98,761	31,631
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(17,930)	(47)	(9,212)	(858)
Cash basis same store EBITDA for the three months
ended December 31, 2010	$135,257	$115,648	$89,549	$30,773

EBITDA for the three months ended December 31, 2009	$149,052	$110,243	$71,699	$25,810
Add-back: non-property level overhead
expenses included above	4,232	5,668	5,425	6,336
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(325)	(6,104)	16,213	880
GAAP basis same store EBITDA for the three months
ended December 31, 2009	152,959	109,807	93,337	33,026
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(16,414)	(4,628)	(8,568)	(265)
Cash basis same store EBITDA for the three months
ended December 31, 2009	$136,545	$105,179	$84,769	$32,761

Increase (decrease) increase in GAAP basis same store EBITDA for the three months ended December 31, 2010 over
the three months ended December 31, 2009	$228	$5,888	$5,424	$(1,395)

(Decrease) increase in Cash basis same store EBITDA for
the three months ended December 31, 2010 over the
three months ended December 31, 2009	$(1,288)	$10,469	$4,780	$(1,988)

% increase (decrease) in GAAP basis same store EBITDA	0.1%	5.4%	5.8%	(4.2%)

% (decrease) increase in Cash basis same store EBITDA	(0.9%)	10.0%	5.6%	(6.1%)

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2010, compared to the three months ended September 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended December 31, 2010	$139,451	$163,581	$136,535	$9,124
Add-back: non-property level overhead expenses
included above	4,761	7,385	7,019	6,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	9,229	(55,271)	(44,793)	15,973
GAAP basis same store EBITDA for the three months
ended December 31, 2010	153,441	115,695	98,761	31,631
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(17,930)	(67)	(9,212)	(858)
Cash basis same store EBITDA for the three months
ended December 31, 2010	$135,511	$115,628	$89,549	$30,773

EBITDA for the three months ended September 30, 2010(1)	$149,285	$113,205	$88,431	$21,330
Add-back: non-property level overhead expenses
included above	4,514	5,984	8,843	6,064
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	839	(2,494)	(732)	1,083
GAAP basis same store EBITDA for the three months
ended September 30, 2010	154,638	116,695	96,542	28,477
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(14,845)	18	(11,136)	44
Cash basis same store EBITDA for the three months
ended September 30, 2010	$139,793	$116,713	$85,406	$28,521

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended December 31, 2010 over the
three months ended September 30, 2010	$(1,197)	$(1,000)	$2,219	$3,154

(Decrease) increase in Cash basis same store EBITDA for
the three months ended December 31, 2010 over the
three months ended September 30, 2010	$(4,282)	$(1,085)	$4,143	$2,252

% (decrease) increase in GAAP basis same store EBITDA	(0.8%)	(0.9%)	2.3%	11.1%

% (decrease) increase in Cash basis same store EBITDA	(3.1%)	(0.9%)	4.9%	7.9%

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended September 30, 2010

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income (loss) attributable to Vornado Realty L.P. for the
three months ended September 30, 2010	$74,076	$36,516	$34,010	$(6,621)
Interest and debt expense	31,817	34,241	26,395	15,883
Depreciation and amortization	42,531	41,394	28,024	12,782
Income tax expense (benefit)	861	1,054	2	(714)
EBITDA for the three months ended September 30, 2010	$149,285	$113,205	$88,431	$21,330

Related Party Transactions

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board, and Michael D. Fascitelli, Vornado’s President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 5 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 stock appreciation rights which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2010, Interstate and its partners beneficially owned approximately 7.0% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

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

Liquidity and Capital Resources

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions as described below) may require funding from borrowings and/or equity offerings.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

We have raised, and may continue to raise, capital for future Real Estate acquisitions through our real estate Fund.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle for all investments that fit within the Fund’s investment parameters during its three-year investment period.

Acquisitions and Investments

Details of 2010 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  There were no significant acquisitions or investments during 2009.

Dispositions

Details of 2010 dispositions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of $41,211,000, which is included as a component of “(loss) income from discontinued operations” on our consolidated statement of income.

During 2009, we sold 15 retail properties in separate transactions for an aggregate of $55,000,000 in cash, which resulted in net gains aggregating $4,073,000, which is included as a component of “(loss) income from discontinued operations” on our consolidated statement of income.

Mezzanine Loans

On January 28, 2010, we were repaid the entire $99,314,000 balance of the Equinox loan including accrued interest.  This loan, which we acquired in 2006 for $57,500,000, was scheduled to mature in February 2013.

On June 1, 2009, we were repaid the entire $41,758,000 balance of the Charles Square Hotel loan including accrued interest.  This loan was scheduled to mature in September 2009.

Financing Activities

Details of 2010 financings are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Development and Redevelopment Expenditures

We expended $156,775,000 in 2010 to complete development projects.

On October 1, 2010, Arlington County adopted a new Sector Plan for Crystal City that provides for additional density and increased building heights which would permit us to grow our assets in Crystal City from 8.0 million square feet currently to as much as 11.5 million square feet.

During 2010, we entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using proceeds from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, we will receive net settled payments of approximately $10,000,000 per year, which is net of our $36,000,000 annual obligation to the County.  Our obligation has been pledged by the County to the bondholders, but is payable by us only to the extent that we first receive at least an equal payment from the County.  We engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract.  Although we are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Subsequent thereto, we are required to fund $11,500,000, primarily for tenant improvements, are responsible for all operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if we fail to achieve certain performance thresholds.  We plan to account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as we are providing development, marketing, leasing, and other property management related services over the 17-year term.  We plan to recognize development fees using the percentage of completion method of accounting.

We are also evaluating other development and redevelopment opportunities for which final plans, budgeted costs and financing have yet to be determined.  These projects include the Springfield Mall in Springfield, Virginia and the Hotel Pennsylvania and 220 Central Park South in Manhattan.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

Liquidity and Capital Resources – continued

Other Capital Expenditures

The following table summarizes other anticipated 2011 capital expenditures.

		New York	Washington, DC		Merchandise
(Amounts in millions, except square foot data)	Total	Office	Office	Retail	Mart		Other (1)
Expenditures to maintain assets	$71.0	$25.0	$18.0	$5.0	$10.0		$13.0
Tenant improvements	135.0	40.0	45.0	11.0	37.0		2.0
Leasing commissions	34.0	12.0	10.0	4.0	7.0		1.0
Total tenant improvements and
leasing commissions	169.0	52.0	55.0	15.0	44.0		3.0
Per square foot		$52.00	$36.50	$15.00	$44.00	(2)	$50.00
Per square foot per annum		$5.75	$5.33	$2.24	$4.40	(2)	$5.60
Total capital expenditures and leasing
commissions	$240.0	$77.0	$73.0	$20.0	$54.0		$16.0

Square feet budgeted to be leased
(in thousands)		1,000	1,500	1,000	1,000
Weighted average lease term		9	7	7	10

(1)	Primarily 555 California Street, Hotel Pennsylvania and Warehouses.

(2)

Tenant improvements and leasing commissions per square foot budgeted for 2011 leasing activity are $74 ($5.00 per annum) and $21 ($4.00 per annum) for Merchandise Mart office and showroom space, respectively.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Liquidity and Capital Resources – continued

Distributions

On January 12, 2011, we increased our quarterly Class A distributions to $0.69 per Class A unit (an indicated annual rate of $2.76 per Class A unit.  This distributions policy, if continued for all of 2011, would require us to pay out approximately $507,000,000 of cash for Class A distributions.  In addition, during 2011, we expect to pay approximately $57,000,000 of cash distributions on outstanding preferred units and approximately $53,000,000 of cash distributions to redeemable security holders.

Financing Activities and Contractual Obligations

We believe that we have complied with the financial covenants required by our revolving credit facilities and our senior unsecured notes and that as of December 31, 2010 we have the ability to incur a substantial amount of additional indebtedness.  We have an effective shelf registration for the offering of our equity securities and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”

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

Below is a schedule of our contractual obligations and commitments at December 31, 2010.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Mortgages and notes payable	$9,885,682	$2,226,459	$2,939,211	$1,246,902	$3,473,110
Senior unsecured notes due 2039 (PINES)	1,501,469	36,225	72,450	72,450	1,320,344
Operating leases	1,193,361	30,542	62,263	61,732	1,038,824
Revolving credit facilities	884,313	211,249	673,064	-	-
Exchangeable senior debentures due 2025	525,007	19,374	505,633	-	-
Senior unsecured notes due 2015	606,250	21,250	42,500	542,500	-
Convertible senior debentures due to Vornado	184,731	184,731	-	-	-
Senior unsecured notes due 2011	124,820	124,820	-	-	-
Purchase obligations, primarily construction commitments	129,109	117,609	-	11,500	-
Capital lease obligations	20,253	706	1,413	1,413	16,721
Convertible senior debentures due to Vornado	10,598	292	10,306	-	-
Total contractual cash obligations	$15,065,593	$2,973,257	$4,306,840	$1,936,497	$5,848,999

Commitments:
Capital commitments to partially owned entities	$199,953	$199,953	$-	$-	$-
Standby letters of credit	30,015	28,080	1,935	-	-
Other guarantees	146	146	-	-	-
Total commitments	$230,114	$228,179	$1,935	$-	$-
________________________
(1)	Interest on variable rate debt is computed using rates in effect December 31, 2010.

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

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures due to Vornado and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $263,178,000.

At December 31, 2010, $12,198,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $199,953,000, of which $146,622,000 is committed to our real estate Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is complete and a trial was held in November 2010, with closing arguments expected in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the first quarter of 2010.  We filed a motion to appeal the Trial Court’s decision, which the appeals court refused to hear.  Accordingly, in the fourth quarter of 2010, we sold the property to the tenants for $14,992,000 in cash (our reduced carrying amount) and reclassified the results of operations of this property to “(loss) income from discontinued operations,” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2010

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of equity securities; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders, as well as acquisition and development costs.  Our cash and cash equivalents were $690,789,000 at December 31, 2010, a $155,310,000 increase over the balance at December 31, 2009.  This increase was primarily due to cash flows from operating activities as discussed below, partially offset by our investment in J.C. Penney Company, Inc.

Our consolidated outstanding debt was $10,893,639,000 at December 31, 2010, a $207,936,000 increase over the balance at December 31, 2009.  As of December 31, 2010 and December 31, 2009, $874,000,000 and $852,218,000, respectively, was outstanding under our revolving credit facilities.  During 2011 and 2012, $2,070,534,000 and $2,102,531,000 of our outstanding debt matures, respectively. We may refinance our maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $771,086,000 was comprised of (i) net income of $708,031,000, (ii) $127,922,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, income from the mark-to-market of derivative positions in marketable equity securities, litigation loss accrual and impairment losses, net gain on early extinguishment of debt, (iii) distributions of income from partially owned entities of $61,037,000, (iv) interest received on repayment on mezzanine loan of $40,467,000, partially offset by (v) the net change in operating assets and liabilities of $166,371,000, of which $144,423,000 relates to Real Estate Fund investments.

Net cash used in investing activities of $520,361,000 was comprised of (i) purchases of marketable equity securities, including J.C. Penney Company, Inc. common shares, of $504,096,000, (ii) acquisitions of real estate of $173,413,000, (iii) investments in partially owned entities of $165,170,000, (iv) development and redevelopment expenditures of $156,775,000, (v) additions to real estate of $144,794,000, (vi) investments in mezzanine loans receivable and other of $85,336,000, partially offset by (vii) proceeds from the sale of real estate and related investments of $280,462,000, (viii) restricted cash of $138,586,000, (ix) proceeds from sales of real estate and related investments of $127,736,000, (x) proceeds received from repayment of mezzanine loans receivable of $70,762,000, (xi) distributions of capital from investments in partially owned entities of $51,677,000, and (xii) proceeds from maturing short-term investments of $40,000,000.

Net cash used in financing activities of $95,415,000 was comprised of (i) repayments of borrowing, including the purchase of our senior unsecured notes, of $2,004,718,000, (ii) distributions to Vornado of $474,299,000 (iii) redemption of partnership units of $78,954,000, (iv) distributions to preferred unitholders of $55,669,000, (v) distributions to redeemable security holders of $53,842,000, (vi) repurchase of Class A units related to stock compensation agreements and related tax withholdings of $25,660,000, (vii) debt issuance costs of $14,980,000 partially offset by (viii) proceeds from borrowings of $2,481,883,000, (ix) contributions from noncontrolling interests of $103,831,000 and (x) proceeds received from exercise of employee share options of $26,993,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$53,051	$20,472	$17,532	$4,838	$6,099	$4,110
Tenant improvements	116,939	50,387	17,464	9,827	31,742	7,519
Leasing commissions	30,351	15,325	6,044	2,215	4,761	2,006
Non-recurring capital expenditures	5,381	-	-	915	-	4,466
Total capital expenditures and leasing
commissions (accrual basis)	205,722	86,184	41,040	17,795	42,602	18,101
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	64,216	35,080	13,296	6,698	4,825	4,317
Expenditures to be made in future
periods for the current period	(87,289)	(35,051)	(13,989)	(11,358)	(20,580)	(6,311)
Total capital expenditures and leasing
commissions (cash basis)	$182,649	$86,213	$40,347	$13,135	$26,847	$16,107

Tenant improvements and leasing commissions:
Per square foot per annum	$3.89	$6.70	$2.92	$1.41	$4.69	$-
Percentage of initial rent	10.5%	13.5%	7.6%	5.8%	14.0%	-

Development and Redevelopment
Expenditures:
220 Central Park South	$46,769	$-	$-	$-	$-	$46,769
Bergen Town Center	18,783	-	-	18,783	-	-
Residential condominiums	15,600	-	-	-	-	15,600
West End 25	9,997	-	9,997	-	-	-
1540 Broadway	8,091	-	-	8,091	-	-
Green Acres Mall	7,679	-	-	7,679	-	-
220 20th Street	4,097	-	4,097	-	-	-
Beverly Connection	3,695	-	-	3,695	-	-
Poughkeepsie, New York	3,054	-	-	3,054	-	-
Other	39,010	5,705	12,495	12,621	2,667	5,522
	$156,775	$5,705	$26,589	$53,923	$2,667	$67,891

LIQUIDITY AND CAPITAL RESOURCES – continued

Cash Flows for the Year Ended December 31,  2009

Our cash and cash equivalents were $535,479,000 at December 31, 2009, a $991,374,000 decrease over the balance at December 31, 2008.  This decrease was the result of the acquisition of our convertible senior debentures and senior unsecured notes during 2009, partially offset by cash flows from operating activities as discussed below.

Our consolidated outstanding debt was $10,685,703,000 at December 31, 2009, a $1,495,132,000 decrease from the balance at December 31, 2008.  This decrease resulted primarily from the acquisition of our convertible senior debentures due to Vornado and senior unsecured notes during 2009.  As of December 31, 2009 and December 31, 2008, $852,218,000 and $358,468,000, respectively, was outstanding under our revolving credit facilities.

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

Net cash used in financing activities of $1,382,752,000 was primarily comprised of (i) acquisition and retirement of convertible senior debentures due to Vornado and senior unsecured notes of $2,221,204,000, (ii) repayment of borrowings of $2,075,236,000, (iii) distributions to Vornado of $262,397,000, (iv) distributions to preferred unitholders of $57,076,000, (v) distributions to redeemable security holders of $42,451,000, (vi) repurchase of Class A units related to stock compensation arrangements and related tax withholdings of $32,203,000, (vii) redemption of partnership units of $24,330,000, (viii) debt issuance and other costs of $30,186,000, partially offset by, (ix) proceeds from borrowings of $2,648,175,000 and (xi) proceeds from issuance of Class A units to Vornado of $710,226,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2009.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$41,858	$15,559	$17,185	$3,406	$5,708	$-
Tenant improvements	76,514	44,808	18,348	4,190	9,168	-
Leasing commissions	28,913	15,432	10,040	1,710	1,731	-
Non-recurring capital expenditures	35,917	20,741	-	53	-	15,123
Total capital expenditures and leasing
commissions (accrual basis)	183,202	96,540	45,573	9,359	16,607	15,123
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	138,590	67,903	60,208	4,293	5,224	962
Expenditures to be made in future
periods for the current period	(75,397)	(40,516)	(21,627)	(5,244)	(5,900)	(2,110)
Total capital expenditures and leasing
commissions (cash basis)	$246,395	$123,927	$84,154	$8,408	$15,931	$13,975

Tenant improvements and leasing commissions:
Per square foot per annum	$2.79	$5.51	$2.10	$0.82	$2.03	$-
Percentage of initial rent	7.1%	10.5%	5.2%	3.5%	5.5%	-

Development and Redevelopment
Expenditures:
West End 25	$64,865	$-	$64,865	$-	$-	$-
Bergen Town Center	57,843	-	-	57,843	-	-
Residential condominiums	49,586	-	-	-	-	49,586
220 20th Street	39,256	-	39,256	-	-	-
1999 K Street (sold in September 2009)	31,874	-	31,874	-	-	-
North Bergen, New Jersey	25,764	-	-	25,764	-	-
Manhattan Mall	21,459	-	-	21,459	-	-
Poughkeepsie, New York	20,280	-	-	20,280	-	-
Garfield, New Jersey	16,577	-	-	16,577	-	-
1540 Broadway	15,544	-	-	15,544	-	-
2101 L Street	12,923	-	12,923	-	-	-
Beverly Connection	12,854	-	-	12,854	-	-
40 East 66th Street	10,520	-	-	-	-	10,520
One Penn Plaza	9,839	9,839	-	-	-	-
Other	76,021	11,790	22,849	28,438	6,409	6,535
	$465,205	$21,629	$171,767	$198,759	$6,409	$66,641

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

Our consolidated outstanding debt was $12,180,835,000 at December 31, 2008, a $719,768,000 increase over the balance at December 31, 2007.  This increase resulted primarily from debt associated with property refinancings.  As of December 31, 2008 and December 31, 2007, $358,468,000 and $405,656,000, respectively, was outstanding under our revolving credit facilities.

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

Net cash provided by financing activities of $7,677,000 was primarily comprised of (i) proceeds from borrowings of $1,721,974,000 and (ii) proceeds received from exercises of employee unit options of $29,377,000, partially offset by, (iii) repayments of borrowings of $993,665,000, (iv) distributions to Vornado of $561,981,000, (v) distributions to redeemable security holders of $85,419,000 and (vi) distributions to preferred unitholders of $57,112,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2008.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$50,137	$23,380	$10,341	$4,024	$10,730	$1,662
Tenant improvements	57,573	23,433	17,223	7,881	9,036	-
Leasing commissions	29,642	16,037	6,385	3,145	4,075	-
Non-recurring capital expenditures	70,860	28,773	20,888	4,109	11,146	5,944
Total capital expenditures and leasing
commissions (accrual basis)	208,212	91,623	54,837	19,159	34,987	7,606
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	114,778	57,001	15,539	9,590	28,576	4,072
Expenditures to be made in future
periods for the current period	(78,614)	(33,571)	(22,076)	(15,135)	(7,729)	(103)
Total capital expenditures and leasing
commissions (cash basis)	$244,376	$115,053	$48,300	$13,614	$55,834	$11,575

Tenant improvements and leasing commissions:
Per square foot per annum	$3.12	$5.35	$2.16	$2.03	$3.07	$-
Percentage of initial rent	7.0%	7.5%	5.6%	5.3%	9.7%	-

Development and Redevelopment
Expenditures:
Bergen Town Center	$126,673	$-	$-	$126,673	$-	$-
Residential condominiums	61,867	-	-	-	-	61,867
Manhattan Mall	51,474	-	-	51,474	-	-
1999 K Street (sold in September 2009)	45,742	-	45,742	-	-	-
40 East 66th Street	41,827	-	-	-	-	41,827
220 20th Street	36,014	-	36,014	-	-	-
220 Central Park South	30,533	-	-	-	-	30,533
West End 25	24,002	-	24,002	-	-	-
478-486 Broadway	17,182	-	-	17,182	-	-
Hotel Pennsylvania	15,591	-	-	-	-	15,591
2101 L Street	14,992	-	14,992	-	-	-
Springfield Mall	12,948	-	-	12,948	-	-
Garfield, New Jersey	12,775	-	-	12,775	-	-
North Bergen, New Jersey	10,749	-	-	10,749	-	-
Poughkeepsie, New York	10,404	-	-	10,404	-	-
Green Acres Mall	3,914	-	-	3,914	-	-
Other	82,001	25,959	27,106	20,226	8,710	-
	$598,688	$25,959	$147,856	$266,345	$8,710	$149,818

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2010				2009
			Weighted	Effect of 1%		Weighted
	December 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,903,510		1.76%	$29,035	$2,657,972	1.67%
Fixed rate	7,990,129		5.66%	-	8,027,731	5.87%
	$10,893,639		4.62%	29,035	$10,685,703	4.83%
Pro-rata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$345,308		1.39%	3,453	$331,980	2.87%
Variable rate – Toys	501,623		4.95%	5,016	852,040	3.45%
Fixed rate (including $1,421,820 and
$1,077,919 of Toys debt in 2010 and 2009)	2,428,986	(1)	6.86%	-	1,965,620	7.16%
	$3,275,917		5.99%	8,469	$3,149,640	5.70%
Total change in annual net income				$37,504
Per Class A unit – diluted				$0.19

(1)	Excludes $37 billion for our 26.2% pro rata shares of liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2010, variable rate debt with an aggregate principal amount of $564,707,181 and a weighted average interest rate of 2.84% was subject to LIBOR caps.  These caps are based on a notional amount of $558,844,181 and cap LIBOR at a weighted average rate of 5.68%.

As of December 31, 2010, we have investments in mezzanine loans with an aggregate carrying amount of $138,434,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31,  2010, the estimated fair value of our consolidated debt was $11,190,189,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the year ended December 31, 2010 we recognized $130,153,000 of income from derivative instruments.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 25, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit and per unit amounts)	December 31,	December 31,
ASSETS	2010	2009
Real estate, at cost:
Land	$4,598,303	$4,472,655
Buildings and improvements	12,733,487	12,660,987
Development costs and construction in progress	218,156	313,184
Leasehold improvements and equipment	124,976	127,419
Total	17,674,922	17,574,245
Less accumulated depreciation and amortization	(2,763,997)	(2,441,344)
Real estate, net	14,910,925	15,132,901
Cash and cash equivalents	690,789	535,479
Restricted cash	200,822	293,950
Short-term investments	-	40,000
Marketable securities	766,116	380,652
Accounts receivable, net of allowance for doubtful accounts of $62,979 and $46,708	157,146	157,325
Investments in partially owned entities	927,672	799,832
Investment in Toys "R" Us	447,334	409,453
Mezzanine loans receivable, net of allowance of $73,216 and $190,738	202,412	203,286
Real Estate Fund investments	144,423	-
Receivable arising from the straight-lining of rents, net of allowance of $7,323 and $4,672	720,806	670,225
Deferred leasing and financing costs, net of accumulated amortization of $223,131 and $182,106	368,314	310,884
Identified intangible assets, net of accumulated amortization of $338,508 and $311,118	348,745	439,549
Assets related to discontinued operations	234,464	337,711
Due from officers	13,187	13,150
Other assets	384,316	461,075
	$20,517,471	$20,185,472

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$8,259,298	$8,191,854
Senior unsecured notes	1,082,928	711,716
Exchangeable senior debentures	491,000	484,457
Convertible senior debentures due to Vornado	186,413	445,458
Revolving credit facility debt	874,000	852,218
Accounts payable and accrued expenses	438,479	475,242
Deferred compensation plan	91,549	80,443
Deferred credit	583,369	655,283
Deferred tax liabilities	13,278	16,495
Liabilities related to discontinued operations	255,922	282,770
Other liabilities	82,856	88,502
Total liabilities	12,359,092	12,284,438
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,804,202 and 13,892,313 units outstanding	1,066,974	971,628
Series D cumulative redeemable preferred units - 10,400,001 and 11,200,000 units outstanding	261,000	280,000
Total redeemable partnership units	1,327,974	1,251,628
Equity:
Partners’ capital	7,723,133	7,791,911
Earnings less than distributions	(1,480,876)	(1,577,591)
Accumulated other comprehensive income	73,453	28,449
Total Vornado Realty L.P. equity	6,315,710	6,242,769
Noncontrolling interest in consolidated subsidiaries	514,695	406,637
Total equity	6,830,405	6,649,406
	$20,517,471	$20,185,472

See notes to the consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
(Amounts in thousands, except per unit amounts)
REVENUES:
Property rentals	$2,271,357	$2,182,194	$2,160,073
Tenant expense reimbursements	360,448	357,186	353,602
Fee and other income	147,922	157,312	126,816
Total revenues	2,779,727	2,696,692	2,640,491
EXPENSES:
Operating	1,099,478	1,067,229	1,048,537
Depreciation and amortization	530,704	531,637	529,134
General and administrative	214,225	231,010	193,969
Impairment losses and acquisition costs	129,458	75,963	81,447
Total expenses	1,973,865	1,905,839	1,853,087
Operating income	805,862	790,853	787,404
Income applicable to Toys "R" Us	71,624	92,300	2,380
Income (loss) from partially owned entities	22,438	(19,910)	(159,207)
(Loss) from Real Estate Fund (includes $805 of expenses that are
attributable to noncontrolling interests)	(303)	-	-
Interest and other investment income (loss), net	235,315	(116,350)	(2,747)
Interest and debt expense (including amortization of deferred
financing costs of $18,542, $17,593 and $17,409 respectively)	(560,270)	(617,994)	(619,531)
Net gain (loss) on early extinguishment of debt	94,789	(25,915)	9,820
Net gain on disposition of wholly owned and partially owned assets	81,432	5,641	7,757
Income before income taxes	750,887	108,625	25,876
Income tax (expense) benefit	(22,476)	(20,642)	204,644
Income from continuing operations	728,411	87,983	230,520
(Loss) income from discontinued operations	(20,380)	40,467	180,925
Net income	708,031	128,450	411,445
Net (income) loss attributable to noncontrolling interests in
consolidated subsidiaries	(4,920)	2,839	3,263
Net income attributable to Vornado Realty L.P.	703,111	131,289	414,708
Preferred unit distributions	(66,729)	(76,747)	(79,453)
Discount on preferred unit redemptions	4,382	-	-
NET INCOME attributable to Class A unitholders	$640,764	$54,542	$335,255

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations	$3.37	$0.05	$0.89
(Loss) income from discontinued operations	(0.10)	0.22	1.08
Net income per Class A unit	$3.27	$0.27	$1.97
Weighted average units	195,002	184,893	168,057

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations	$3.33	$0.05	$0.86
(Loss) income from discontinued operations	(0.10)	0.22	1.05
Net income per Class A unit	$3.23	$0.27	$1.91
Weighted average units	197,360	187,419	172,907

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2007	33,980	$825,095	153,077	$5,497,252	$(757,177)	$29,772	$416,298	$6,011,240
Net income (excludes income attributable to redeemable partnership units - See Note 10)	-	-	-	-	359,297	-	3,263	362,560
Distributions to Vornado	-	-	-	-	(561,981)	-	-	(561,981)
Distributions to preferred unitholders	-	-	-	-	(57,091)	-	-	(57,091)
Conversion of Series A
preferred units to Class A units	(26)	(1,312)	36	1,312	-	-	-	-
Deferred compensation units
and options	-	-	(5)	11,411	-	-	-	11,411
Class A units issued to Vornado:
Upon redemption of redeemable
Class A units, at redemption value	-	-	1,012	82,330	-	-	-	82,330
Under Vornado’s employees' share
option plan	-	-	1,025	26,904	(30,345)	-	-	(3,441)
In connection with Vornado’s
dividend reinvestment plan	-	-	34	2,374	-	-	-	2,374
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	(20,150)	-	(20,150)
Sale of securities available-for-sale	-	-	-	-	-	6,128	-	6,128
Change in pension plans	-	-	-	-	-	3,251	-	3,251
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	400,647	-	-	-	400,647
Conversion of Series F-1
preferred units	-	-	107	10,000	-	-	-	10,000
Other	-	24	-	(59)	(43)	(25,900)	(6,648)	(32,626)
Balance, December 31, 2008	33,954	$823,807	155,286	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2008	33,954	$823,807	155,286	$6,032,171	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income/loss (excludes income attributable to redeemable partnership units - See Note 10)	-	-	-	-	106,169	-	(2,839)	103,330
Distributions to Vornado	-	-	6,441	285,596	(547,993)	-	-	(262,397)
Distributions to preferred unitholders	-	-	-	-	(57,076)	-	-	(57,076)
Class A units issued to Vornado:
In connection with April 2009
public offering	-	-	17,250	710,226	-	-	-	710,226
Upon redemption of redeemable
Class A units, at redemption value	-	-	1,768	90,955	-	-	-	90,955
Under Vornado’s employees' share
option plan	-	-	468	1,717	(31,355)	-	-	(29,638)
Conversion of Series A
preferred units to Class A units	(2)	(89)	2	89	-	-	-	-
Deferred compensation units
and options	-	-	(1)	13,092	-	-	-	13,092
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	6,147	-	6,147
Sale of securities available-for-sale	-	-	-	-	-	7,715	-	7,715
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	22,052	-	22,052
Voluntary surrender of equity
awards on March 31, 2009	-	-	-	32,588	-	-	-	32,588
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	(167,049)	-	-	-	(167,049)
Allocation of cash paid to the equity
component upon repurchase of
convertible senior debentures due to Vornado	-	-	-	(30,159)	-	-	-	(30,159)
Other	-	(32)	-	(1,001)	4	(566)	(3,437)	(5,032)
Balance, December 31, 2009	33,952	$823,686	181,214	$6,968,225	$(1,577,591)	$28,449	$406,637	$6,649,406

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$6,968,225	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income (excludes income attributable to redeemable partnership units - See Note 10)	-	-	-	-	647,883	-	4,920	652,803
Distributions to Vornado	-	-	-	-	(474,299)	-	-	(474,299)
Distributions to preferred unitholders	-	-	-	-	(55,669)	-	-	(55,669)
Redemption of preferred units	(1,600)	(39,982)	-	-	4,382	-	-	(35,600)
Class A units issued to Vornado:
Upon redemption of redeemable
Class A units, at redemption value	-	-	1,548	126,764	-	-	-	126,764
Under Vornado’s employees' share
option plan	-	-	812	25,323	(25,584)	-	-	(261)
In connection with Vornado’s
dividend reinvestment plan	-	-	22	1,657	-	-	-	1,657
Limited partners' contributions:
Real Estate Fund	-	-	-	-	-	-	93,583	93,583
Other	-	-	-	-	-	-	8,783	8,783
Conversion of Series A preferred units
to Class A units	(12)	(616)	18	616	-	-	-	-
Deferred compensation units
and options	-	-	48	9,347	-	-	-	9,347
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	46,447	-	46,447
Sale of securities available-for-sale	-	-	-	-	-	(13,160)		(13,160)
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	11,853	-	11,853
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	(191,826)	-	-	-	(191,826)
Other	-	-	-	(61)	2	(136)	772	577
Balance, December 31, 2010	32,340	$783,088	183,662	$6,940,045	$(1,480,876)	$73,453	$514,695	$6,830,405

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$708,031	$128,450	$411,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	556,312	559,053	577,338
(Income) loss from the mark-to-market of derivative positions in marketable securities	(130,153)	-	33,740
Litigation loss accrual and impairment losses	137,367	91,184	157,799
Net (gain) loss on early extinguishment of debt	(97,728)	25,915	(9,820)
Equity in net (income) loss of partially owned entities, including Toys “R” Us	(94,062)	(72,390)	156,459
Straight-lining of rental income	(76,926)	(98,355)	(91,060)
Amortization of below-market leases, net	(66,202)	(72,481)	(96,176)
Net gain on sale of real estate	(2,506)	(45,284)	(57,523)
Distributions of income from partially owned entities	61,037	30,473	44,690
Mezzanine loans loss accrual (reversal)	(53,100)	190,738	(10,300)
Interest received on repayment of mezzanine loan	40,467	-	-
Other non-cash adjustments	36,352	15,196	83,735
Net gain on disposition of wholly owned and partially owned assets	(81,432)	(5,641)	(7,757)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588	-
Reversal of H Street deferred tax liability	-	-	(222,174)
Net gain on sale of Americold Realty Trust	-	-	(112,690)
Changes in operating assets and liabilities:
Real Estate Fund investments	(144,423)	-	-
Other assets	(66,736)	(61,878)	(27,382)
Prepaid assets	6,321	(90,519)	(12,449)
Accounts payable and accrued expenses	2,645	(3,606)	(5,207)
Accounts receivable, net	2,019	15,383	(1,646)
Other liabilities	33,803	(5,247)	6,790
Net cash provided by operating activities	771,086	633,579	817,812
Cash Flows from Investing Activities:
Purchases of marketable securities including J.C. Penney Company, Inc. common
shares and other	(504,096)	(90,089)	(164,886)
Proceeds from sales of, and return of investment in, marketable securities	280,462	64,355	51,185
Acquisitions of real estate and other	(173,413)	-	(42,642)
Investments in partially owned entities	(165,170)	(38,266)	(156,227)
Development costs and construction in progress	(156,775)	(465,205)	(598,688)
Additions to real estate	(144,794)	(216,669)	(207,885)
Restricted cash	138,586	111,788	12,004
Proceeds from sales of real estate and related investments	127,736	367,698	390,468
Investments in mezzanine loans receivable and other	(85,336)	-	(7,397)
Proceeds from repayment of mezzanine loans receivable	70,762	47,397	52,470
Distributions of capital from partially owned entities	51,677	16,790	218,367
Proceeds from maturing short-term investments	40,000	15,000	-
Purchases of short-term investments	-	(55,000)	-
Net cash used in investing activities	(520,361)	(242,201)	(453,231)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2010	2009	2008
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,481,883	$2,648,175	$1,721,974
Repayments of borrowings	(1,564,143)	(2,075,236)	(993,665)
Distributions to Vornado	(474,299)	(262,397)	(561,981)
Contributions from noncontrolling interests in consolidated subsidiaries	103,831	2,180	-
Redemption of partnership units	(78,954)	(24,330)	-
Distributions to preferred unitholders	(55,669)	(57,076)	(57,112)
Distributions to redeemable security holders	(53,842)	(42,451)	(85,419)
Repurchase of Class A units related to stock compensation agreements and related
tax witholdings	(25,660)	(32,203)	(31,198)
Debt issuance and other costs	(14,980)	(30,186)	(14,299)
Acquisition of convertible senior debentures and senior unsecured notes	(440,575)	(2,221,204)	-
Proceeds from issuance of Class A units to Vornado	-	710,226	-
Proceeds received from exercise of employee unit options	26,993	1,750	29,377
Net cash (used in) provided by financing activities	(95,415)	(1,382,752)	7,677
Net increase (decrease) in cash and cash equivalents	155,310	(991,374)	372,258
Cash and cash equivalents at beginning of period	535,479	1,526,853	1,154,595
Cash and cash equivalents at end of period	$690,789	$535,479	$1,526,853

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $864, $17,256 and $63,063)	$549,327	$648,829	$658,376
Cash payments for income taxes	$23,960	$21,775	$22,005

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$(191,826)	$(167,049)	$400,647
Issuance of Class A units upon redemption of redeemable partnership units	126,764	90,955	82,330
Net unrealized gain (loss) on securities available for sale	46,447	6,147	(20,150)
Distribution to Vornado paid in Class A units	-	285,596	-
Distribution to redeemable security holders paid in Class A units	-	23,876	-
Financing assumed in acquisitions	102,616	-	-
Increase in assets and liabilities resulting from the consolidation of investments previously accounted for on the equity method:
Real estate, net	102,804	-	197,600
Notes and mortgages payable	57,563	-	100,000
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	(401,857)	-	2,069
Notes and mortgages payable	(316,490)	-	-

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”), is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.2% of the common limited partnership interest in the Operating Partnership at December 31, 2010.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2010, we own:

Office Properties:

(i)                 all or portions of 28 properties aggregating 17.4 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)         all or portions of 82 properties aggregating 21.1 million square feet in the Washington, DC / Northern Virginia area;

(iii)        a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district, known as the Bank of America center;

Retail Properties:

(iv)        161 properties aggregating 25.6 million square feet primarily in Manhattan, the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

(v)         6 properties aggregating 6.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc. (“Toys”):

(vi)        a 32.7% interest in Toys which owns and/or operates 1,589 stores worldwide, including 857 stores in the United States and 732 stores internationally;

Other Investments:

(vii)       32.4% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties aggregating 3.2 million square feet in the greater New York metropolitan area;

(viii)      the Hotel Pennsylvania containing 1.4 million square feet in New York City;

(ix)        a 9.9% economic interest in J.C. Penney Company, Inc. (NYSE:JCP), a major retailer that operates 1,108 department stores nationwide;

(x)         a 26.2% equity interest in LNR Property Corporation, an industry leading servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment and finance company;

(xi)        a 36.4% interest in our real estate investment fund in which we are the general partner and investment manager with aggregate equity commitments of $550 million, of which we committed $200 million; and

(xii)       other real estate and investments, including marketable securities and mezzanine loans on real estate.

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

Recently Issued Accounting Literature

In the fourth quarter of 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance contained in Accounting Standards Codification (“ASC”) 310, Receivables.  The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

On January 21, 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $864,000 and $17,256,000, for the years ended December 31, 2010 and 2009, respectively.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below-market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.  The table below summarizes non-cash impairment losses and acquisition costs recognized in the years ended December 31, 2010, 2009 and 2008.

(Amounts in thousands)	For the Year Ended December 31,
	2010	2009	2008
Springfield Mall	$64,500	$-	$-
Condominium units held for sale (see page 124)	30,013	13,667	23,625
Other real estate assets	28,000	6,989	1,645
Acquisition costs	6,945	-	3,009
Undeveloped land	-	38,347	12,500
Real estate - development related	-	16,960	40,668
	$129,458	$75,963	$81,447

Partially Owned Entities:  In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have power over significant activities of the entity and the obligation to absorb losses or receive benefits that could potentially be significant to the entity. We have concluded that we do not control a partially owned entity if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.  Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

The table below summarizes non-cash impairment losses recognized on investments in partially owned entities in the years ended December 31, 2010, 2009 and 2008.

(Amounts in thousands)	For the Year Ended December 31,
	2010	2009	2008
Investment in Lexington Realty Trust	$-	$-	$107,882
Other	11,481	17,820	96,037
	$11,481	$17,820	$203,919

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Identified Intangibles:  We record acquired intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is measured based on the excess of carrying amount of the identified intangible over its estimated fair value.  As of December 31, 2010 and 2009, the carrying amounts of identified intangible assets were $348,745,000 and $439,549,000, respectively. The carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $528,905,000 and $606,390,000, respectively.

Mezzanine Loans Receivable: We invest in mezzanine loans of entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium. We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different.  We evaluate the collectability of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.  In the year ended December 31, 2009 we recorded a $190,738,000 loss accrual on our portfolio of mezzanine loans, $53,100,000 of which was reversed in 2010.  In 2008, upon sale of a sub-participation in a loan, we reversed $10,300,000 of a $57,000,000 loss accrual recognized in 2007.

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

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2010 and 2009, we had $62,979,000 and $46,708,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2010 and 2009, we had $7,323,000 and $4,672,000, respectively, in allowances for receivables arising from the straight-lining of rents.

Deferred Charges: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight line basis over the lives of the related leases. All other deferred charges are amortized on a straight line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

Stock-Based Compensation:  Stock-based compensation consists of awards to certain employees and officers and consists of stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

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

•      Percentage Rent — income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

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

Condominium Units Held For Sale:  Condominium units held for sale are carried at the lower of cost or expected net sales proceeds.  As of December 31, 2010 and 2009, condominiums held for sale, which are included in “other assets” on our consolidated balance sheet, aggregate $84,397,000 and $187,050,000, respectively and consist of substantially completed units at our 40 East 66th Street property in Manhattan, The Bryant in Boston and Granite Park in Pasadena.  Revenue from condominium unit sales is recognized upon closing of the sale (the “completed contract method”), as all conditions for full profit recognition have been met at that time.  We use the relative sales value method to allocate costs to individual condominium units.  Net gains on sales of condominiums units are included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income.  In the years ended December 31, 2010, 2009 and 2008, we recognized non-cash impairment losses related to certain of these condominiums aggregating $30,013,000, $13,667,000 and $23,625,000, respectively, based on our assessments of the expected net sales proceeds associated with these condominium projects.  These losses are included in “impairment losses and acquisition costs” on our consolidated statements of income.

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2010 and 2009, our derivative instruments consisted primarily of a portion of our investment in J.C. Penney common shares (see Note 4 – Marketable Securities and Derivative Instruments) and interest rate caps.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Income Per Class A Unit:  Basic income per Class A unit is computed based on weighted average Class A unit outstanding. Diluted income per Class A unit considers the effect of all potentially dilutive unit equivalents, including outstanding employee unit options, restricted units and convertible or redeemable securities.

Income Taxes:  As a limited partnership, our partners are required to report their respective share of taxable income on their individual tax returns.  The provision for income taxes in our consolidated financial statements relate to certain taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax liability of approximately $24,858,000 and $20,025,000 for the years ended December 31, 2010 and 2009, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Acquisitions

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

On July 6, 2010, we completed an initial closing of the Fund with aggregate equity commitments of $550,000,000, of which we committed $200,000,000. We closed on an additional $250,000,000 of equity commitments in the first quarter of 2011.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years.  We consolidate the accounts of the Fund into our consolidated financial statements.  In 2010, we incurred $6,482,000 for organization costs of the Fund, net of the Fund’s reimbursement to us, which are included in “general and administrative” expenses on our consolidated statement of income.

The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  As of December 31, 2010, the Fund received $146,789,000 of capital from partners, including $53,378,000 from us.  During the second half of 2010, the Fund made four investments aggregating approximately $145,000,000 and reimbursed us for $1,500,000 of organization costs.

Other

On October 8, 2010, we acquired 510 Fifth Avenue, a 59,000 square foot retail property located at 43rd Street and Fifth Avenue in New York, for $57,000,000, comprised of $24,700,000 in cash and $32,300,000 of existing debt.  We consolidate the accounts of this property into our consolidated financial statements from the date of the acquisition.

On October 15, 2010, we acquired the 55% interest that we did not already own of a 646,000 square foot retail property located in San Jose, California, for $97,000,000, consisting of $27,000,000 in cash and $70,000,000 of existing debt.  We consolidate the accounts of the property into our consolidated financial statements from the date of this acquisition.

On November 4, 2010, we acquired 11.3 acres of the land under a portion of the Borgata Hotel and Casino complex for $83,000,000 in cash.  The land is leased to the partnership that controls the Borgata Hotel and Casino complex through December 2070.  In January 2011, we completed a 10-year $60,000,000 financing of this land.  The loan has a fixed interest rate of 5.14% and amortizes beginning in the third year, based on a 30-year schedule.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Marketable Securities and Derivative Instruments

Marketable Securities

Our portfolio of marketable securities is comprised of debt and equity securities that are classified as available for sale.  Available for sale securities are presented on our consolidated balance sheets at fair value at the end of each reporting period.  Gains and losses resulting from the mark-to-market of these securities are recognized as an increase or decrease in “accumulated other comprehensive income” (a component of shareholders’ equity on our consolidated balance sheet) and not recognized in income.  Gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

We evaluate our portfolio of marketable securities for impairment each reporting period.  For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis.  We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.  During 2009 and 2008, we concluded that certain of our investments in marketable securities were “other-than-temporarily” impaired and recognized an aggregate of $3,361,000 and $76,352,000, respectively, of non-cash impairment losses.  These charges are included as a component of “interest and other investment income (loss), net” on our consolidated statements of income.  Our conclusions were based on the severity and duration of the decline in the market value of these securities and our inability to forecast a recovery in the near term.  No impairment losses were recognized in the year ended December 31, 2010.

The carrying amount of marketable securities classified as available for sale and their corresponding fair values at December 31, 2010 and December 31, 2009 are as follows:

	As of December 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Equity securities	$647,848	$647,848	$79,925	$79,925
Debt securities	118,268	118,268	300,727	319,393
	$766,116	$766,116	$380,652	$399,318

During 2010, 2009 and 2008 we sold certain of our marketable securities for aggregate proceeds of $281,486,000, $64,355,000 and $51,185,000, respectively.  In connection therewith, we recognized $22,604,000, $3,834,000 and $2,028,000, respectively, of net gains which are included as a component of "net gain on disposition of wholly owned and partially owned assets" on our consolidated statements of income.  At December 31, 2010 and December 31, 2009, our marketable securities portfolio had $45,089,000 and $13,026,000, respectively, of gross unrealized gains.  There were no unrealized losses at December 31, 2010 and $1,223,000 of gross unrealized losses at December 31, 2009.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Marketable Securities and Derivative Instruments - continued

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or 9.9% of J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average price of $25.70 per share, or $477,678,000 in the aggregate.  These shares, which have an aggregate fair value of $600,449,000 at December 31, 2010, are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Of these shares, 15,500,000 were acquired through the exercise of a call option that originated on September 28, 2010 and settled on November 9, 2010.  During the period in which the call option was outstanding and classified as a derivative instrument, we recognized $112,537,000 of income from the mark-to-market of the underlying common shares, which is included in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from November 10 through December 31, 2010, we recognized $10,234,000 from the mark-to-market of the common shares classified as available-for-sale, which is included in “accumulated other comprehensive income” (a component of equity on our consolidated balance sheet).

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.65 per share, or $137,989,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points and decreases for dividends received on the shares.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statement of income.  During the period from October 7, 2010 through December 31, 2010, we recognized $17,616,000 of income from the mark-to-market of this position, based on J.C.Penney’s closing share price of $32.31 per share at December 31, 2010.

As of December 31, 2010, the aggregate economic net gain on our investment in J.C. Penney was $140,387,000, based on J.C. Penney’s closing share price of $32.31 per share and our weighted average cost of $26.31 per share.

5.    Investments in Partially Owned Entities

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys “R” Us, Alexander’s, Inc., Lexington Realty Trust and LNR Property Corporation, as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

(Amounts in thousands)		December 31,
Balance Sheet:		2010	2009
Assets(1)		$165,183,000	$23,512,000
Liabilities(1)		160,203,000	18,365,000
Noncontrolling interests		124,000	230,000
Equity		4,856,000	4,917,000

	For the Years Ended December 31,
Income Statement:	2010	2009	2008
Total revenue	$15,074,000	$14,397,000	$15,313,000
Net income (loss)	63,000	103,000	(54,000)

(1)	2010 includes $142 billion of assets and liabilities of LNR related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

LNR Property Corporation (“LNR”)

On July 29, 2010, as a part of LNR’s recapitalization, we acquired a 26.2% equity interest in LNR for $116,000,000 in cash and conversion into equity of our $15,000,000 mezzanine loan (the then current carrying amount) made to LNR’s parent, Riley Holdco Corp.  The recapitalization involved an infusion of a total of $417,000,000 in new cash equity and the reduction of LNR’s total debt to $425,000,000 from $1.3 billion, excluding liabilities related to the consolidated CMBS and CDO trusts described below. We account for our equity interest in LNR under the equity method on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $142 billion as of September 30, 2010, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of December 31, 2010, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	As of
Balance Sheet:	September 30, 2010
Assets	$143,266,000
Liabilities	142,720,000
Noncontrolling interests	37,000
LNR Property Corporation equity	509,000

For the Period July 29, 2010 to
Income Statement:	September 30, 2010
Total revenue	$23,000
Net income attributable to LNR	8,000

Toys “R” Us (“Toys”)

As of December 31, 2010, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of December 31, 2010, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

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

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)		Balance as of
Balance Sheet:		October 30, 2010	October 31, 2009
Assets		$12,810,000	$12,589,000
Liabilities		11,317,000	11,198,000
Noncontrolling interests		-	112,000
Toys “R” Us, Inc. equity		1,493,000	1,279,000

	For the Twelve Months Ended
Income Statement:	October 30, 2010	October 31, 2009	November 1, 2008
Total revenues	$13,749,000	$13,172,000	$14,090,000
Net (loss) income attributable to Toys	189,000	216,000	(13,000)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

At December 31, 2010 and 2009, we owned 32.4%, respectively, of the outstanding common shares of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  At December 31, 2010 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s 2010 closing share price of $412.28, was $681,939,000, or $495,128,000 in excess of the carrying amount on our consolidated balance sheet.

As of December 31, 2010, the carrying amount of our investment in Alexander’s excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,823,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed payment of $750,000 per annum.  During the years ended December 31, 2010, 2009, and 2008, we recognized $711,000, $2,710,000 and $4,101,000, respectively, of development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.99% at December 31, 2010).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2010, 2009 and 2008, we recognized $2,775,000, $2,552,000 and $2,083,000 of income, respectively, under these agreements.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)		Balance as of
Balance Sheet:		December 31, 2010	December 31, 2009
Assets		$1,679,000	$1,704,000
Liabilities		1,335,000	1,389,000
Noncontrolling interests		3,000	2,000
Stockholders' equity		341,000	313,000

	For the Year Ended
Income Statement:	December 31, 2010	December 31, 2009	December 31, 2008
Total revenues	$242,000	$224,000	$211,000
Net income attributable to Alexander’s	67,000	132,000	76,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of December 31, 2010, we own 18,468,969 Lexington common shares, or approximately 12.8% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2010 closing share price of $7.95, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $146,828,000, or $89,558,000 in excess of the December 31, 2010 carrying amount on our consolidated balance sheet.  As of December 31, 2010, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $63,871,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)		Balance as of
Balance Sheet:		September 30, 2010	September 30, 2009
Assets		$3,385,000	$3,702,000
Liabilities		2,115,000	2,344,000
Noncontrolling interests		71,000	94,000
Shareholders’ equity		1,199,000	1,264,000

	For the Twelve Months Ended September 30,
Income Statement:	2010	2009	2008
Total revenues	$351,000	$375,000	$447,000
Net (loss) income attributable to Lexington	(90,000)	(178,000)	49,000

Other

On October 20, 2010, we sold a 45% ownership interest in 1299 Pennsylvania Avenue (the Warner Building) and 1101 17th Street for $236,700,000, comprised of $91,000,000 in cash and the assumption of existing mortgage debt.  We retained the remaining 55% ownership interest and continue to manage and lease the properties.  Based on the Warner Building’s implied fair value of $445,000,000, we recognized a net gain of $54,000,000 in the fourth quarter of 2010, which is included as a component of “net gains on dispositions of wholly owned and partially owned assets,” on our consolidated statement of income.  The gain on 1101 17th Street, based on an implied fair value of $81,000,000, will be recognized when we monetize our investment. We share control over major decisions with our joint venture partner.  Accordingly, these properties are accounted for under the equity method from the date of sale.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Investments in partially owned entities as of December 31, 2010 and 2009 and income recognized from these investments for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Percentage
(Amounts in thousands)	Ownership as of	As of December 31,
Investments:	December 31, 2010	2010	2009
Toys	32.7%	$447,334	$409,453

Alexander’s	32.4%	$186,811	$193,174
Partially owned office buildings	(1)	181,838	158,444
LNR (see page 129)	26.2%	132,973	-
India real estate ventures	4%-36.5%	127,193	93,322
Lexington	12.8%	57,270	55,106
Other equity method investments	(2)	241,587	299,786
		$927,672	$799,832

	For the Years Ended December 31,
Our Share of Net Income (Loss):	2010	2009	2008
Toys – 32.7% share of:
Equity in net income before income taxes (3)	$16,401	$58,416	$53,867
Income tax benefit (expense)	45,418	13,185	(44,752)
Equity in net income	61,819	71,601	9,115
Non-cash purchase price accounting adjustments	-	13,946	(14,900)
Interest and other income	9,805	6,753	8,165
	$71,624	$92,300	$2,380

Alexander’s – 32.4% share of:
Equity in net income before income taxes and reversal of
stock appreciation rights compensation expense	$20,059	$17,991	$17,484
Income tax benefit and reversal of stock
appreciation rights compensation expense	-	24,773	6,583
Equity in net income	20,059	42,764	24,067
Management, leasing and development fees	9,125	10,765	12,604
	29,184	53,529	36,671

Lexington – 12.8% share in 2010, 15.2% share in 2009
and 17.2% share in 2008 of equity in net income (loss) (4)	11,018	(25,665)	(105,630)

LNR – 26.2% share of equity in net income (see page 129)	1,973	-	-

India real estate ventures – 4% to 36.5% range in our
share of equity in net income (loss)	2,581	(1,636)	(3,336)

Other, net (5)	(22,318)	(46,138)	(86,912)
	$22,438	$(19,910)	$(159,207)
___________________________________
(1)

Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Warner Building (55%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)	Includes interests in Monmouth Mall, Verde Realty Operating Partnership ("Verde"), 85 10th Avenue Associates and redevelopment ventures including Harlem Park and Farley.

(3)	2009 includes $10,200 for our share of income from a litigation settlement.

(4)

2010 includes a $13,710 net gain resulting from Lexington's 2010 stock issuance.  2009 includes $19,121 for our share of impairment losses recorded by Lexington.  2008 includes $107,882 of impairment losses on our investment in Lexington.

(5)

2010 includes $11,481 of impairment losses related to our investment in properties on West 57th Street. 2009 includes $17,820 of impairment losses, substantially all of which relates to our investment in Verde, and $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.  2008 includes $96,037 of non-cash charges for the write-off of our share of certain partially owned entities' development costs, including $37,000 for Downtown Crossing, Boston and $23,000 for the "arena move"/Moynihan East portions of the Farley Project.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of December 31, 2010 and December 31, 2009; none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		December 31,	December 31,	December 31,
	Maturity	2010	2010	2009
Toys (32.7% interest) (as of October 30, 2010 and October 31, 2009, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$928,045	$925,931
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	715,577	-
$700 million secured term loan facility	09/16	6.00%	689,757	-
Senior U.K. real estate facility	04/13	5.02%	561,559	578,982
$1.85 billion credit facility	08/15	3.04%	519,810	418,777
7.625% bonds (Face value – $500,000)	08/11	8.82%	495,943	490,613
7.875% senior notes (Face value – $400,000)	04/13	9.50%	386,167	381,293
7.375% senior secured notes	09/16	7.38%	350,000	-
7.375% senior notes (Face value – $400,000)	10/18	9.99%	343,528	338,989
Japan bank loans	01/11-08/14	1.20%-2.85%	180,500	172,902
Spanish real estate facility	02/13	4.51%	179,511	191,436
Japan borrowings	03/11	0.81%	141,360	168,720
Junior U.K. real estate facility	04/13	6.84%	98,266	101,861
French real estate facility	02/13	4.51%	86,599	92,353
European and Australian asset-based revolving credit facility	10/12	5.32%	25,767	102,760
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,054	21,022
Mortgage loan	n/a	n/a	-	800,000
$800 million secured term loan facility	n/a	n/a	-	797,911
$181 million unsecured term loan facility	n/a	n/a	-	180,456
Other	Various	Various	156,853	136,206
			5,880,296	5,900,212
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collaterallized by
the office space (prepayable without penalty after 12/13)	02/14	5.33%	351,751	362,989
731 Lexington Avenue mortgage note payable, collateralized by
the retail space (prepayable without penalty after 12/13)	07/15	4.93%	320,000	320,000
Rego Park construction loan payable	12/11	1.46%	277,200	266,411
Kings Plaza Regional Shopping Center mortgage note payable	06/11	7.46%	151,214	183,319
Rego Park mortgage note payable (prepayable without penalty)	03/12	0.75%	78,246	78,246
Paramus mortgage note payable (prepayable without penalty)	10/11	5.92%	68,000	68,000
			1,246,411	1,278,965

Lexington (12.8% interest) (as of September 30, 2010 and
September 30, 2009, respectively):
Mortgage loans collateralized by Lexington’s real estate (various
prepayment terms)	2010-2037	5.82%	1,927,729	2,132,253

LNR (26.2% interest) (as of September 30, 2010):
Mortgage notes payable	2011-2043	5.75%	508,547	-
Liabilities of consolidated CMBS and CDO trusts	n/a	6.06%	142,001,333	-
			142,509,880	-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		December 31,	December 31,	December 31,
	Maturity	2010	2010	2009
Partially owned office buildings:
Warner Building (55% interest) mortgage note payable(1)	05/16	6.26%	$292,700	$-
330 Madison Avenue (25% interest) mortgage note payable	06/15	1.79%	150,000	150,000
Kaempfer Properties (2.5% and 5.0% interests in two partnerships)
mortgage notes payable, collateralized by the partnerships’ real estate	11/11-12/11	5.87%	139,337	141,547
Fairfax Square (20% interest) mortgage note payable (prepayable
without penalty after 07/14)	12/14	7.00%	71,764	72,500
Rosslyn Plaza (46% interest) mortgage note payable	12/11	1.26%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable, collateralized by land; we obtained a fee interest in the land upon
foreclosure of our $9,041 mezzanine loan in 2010	07/22	5.71%	50,150	-
West 57th Street (50% interest) mortgage note payable (prepayable
without penalty)	02/14	4.94%	22,922	29,000
825 Seventh Avenue (50% interest) mortgage note payable (prepayable
without penalty after 04/14)	10/14	8.07%	20,565	20,773
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate (various
prepayment terms)	2010-2022	13.43%	196,319	178,553
India Property Fund L.P. (36.5% interest) revolving credit facility,
repaid upon maturity in 03/10	n/a	n/a	-	77,000
Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate (various
prepayment terms)	2010-2025	5.85%	581,086	607,089
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
September 30, 2010 and 2009), mortgage notes payable,
collateralized by the partnerships’ real estate (various
prepayment terms)	2011-2018	5.50%	296,991	304,481
Waterfront Associates (2.5% interest) up to $250 million construction
and land loan payable	09/11	2.26% - 3.76%	217,106	183,742
Monmouth Mall (50% interest) mortgage note payable (prepayable
without penalty after 07/15)	09/15	5.44%	164,474	165,000
Wells/Kinzie Garage (50% interest) mortgage note payable	12/17	5.00%	15,022	14,657
Orleans Hubbard Garage (50% interest) mortgage note payable	12/17	5.00%	9,508	10,101
San Jose, California (45% interest) construction loan(2)	03/13	n/a	-	132,570
Other			418,339	425,717

(1)

On October 20, 2010, we sold a 45% ownership interest in this property and share control over major decisions with our joint venture partner.  Accordingly, we account for this property under the equity method from the date of sale and no longer consolidate its accounts into our consolidated financial statements.

(2)

On October 15, 2010, we acquired the remaining 55% interest in this property for $97,000, consisting of $27,000 in cash and the assumption of $70,000 of existing debt.  Accordingly we consolidate the accounts of this property into our consolidated financial statements, from the date of acquisition.

         Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $40,443,346,000 and $3,149,640,000 as of December 31, 2010 and December 31, 2009, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt is $3,275,917,000 and $3,149,640,000 at December 31, 2010 and 2009, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of December 31, 2010 and 2009.

			Interest Rate
(Amounts in thousands)			as of	Carrying Amount as of
Mezzanine Loans Receivable:		Maturity	December 31, 2010	December 31, 2010	December 31, 2009
	Tharaldson Lodging Companies (1)	04/11	4.56%	$71,084	$74,701
	280 Park Avenue (2)	06/16	10.25%	66,513	73,750
	Equinox (3)	n/a	n/a	-	97,968
	Riley HoldCo Corp. (see discussion of
	LNR in Note 5)	n/a	n/a	-	74,437
	Other, net	11/11-8/15	1.36% - 8.95%	138,031	73,168
				275,628	394,024
	Valuation allowance (4)			(73,216)	(190,738)
				$202,412	$203,286

(1)

On June 16, 2006, we acquired an 81.5% interest in a $95,968 mezzanine loan to Tharaldson Lodging Companies for $78,166 in cash.  The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott.  The loan is subordinate to $671,778 of debt and is senior to approximately $192,000 of other debt and equity.  The loan provides for a 0.75% placement fee and bears interest at LIBOR plus 4.25% (4.56% at December 31, 2010).  The borrower has a one-year extension option.

(2)

On June 30, 2006, we made a $73,750 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan.  The loan bears interest at 10.25% and matures in June 2016.  The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000 of equity and interest reserves.

(3)

In January 2010, Equinox prepaid the entire balance of this loan which was scheduled to mature in February 2013.  We received $99,314, including accrued interest, for our 50% interest in the loan which we acquired in 2006 for $57,500.

(4)

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

The following is a reconciliation of our valuation allowance for the years ended December 31, 2010 and 2009.

	Balance at	Additions		Balance at
	Beginning of Year	(Reversals)	(Write-offs)	End of Year
Year Ended December 31, 2010:
Valuation Allowance	$190,738	$(53,100)	$(64,422)	$73,216

Year Ended December 31, 2009:
Valuation Allowance	$46,700	$190,738	$(46,700)	$190,738

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 7.    Discontinued Operations

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of properties and businesses sold or held for sale to “(loss) income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of the properties below are included in “(loss) income from discontinued operations” on our consolidated statements of income.

On January 12, 2011, we sold 1140 Connecticut Avenue and contracted to sell 1227 25th Street, subject to customary closing conditions, for an aggregate price of $127,000,000.  We will retain net proceeds of approximately $107,000,000, after repaying an existing mortgage and recognize a net gain of approximately $44,000,000 in the first quarter of 2011.

In December 2010, pursuant to a Court judgment, we sold the fee interest in land located in Arlington County, Virginia,  known as Pentagon Row, to the tenants for an aggregate of $14,992,000 in cash.  See Litigation,  in Note 19 -  Commitments and Contingencies, for further details.

         In March 2010, we ceased making debt service payments on the mortgage loan secured by the Cannery, a retail property in California as a result of insufficient cash flow, and the loan went into default.  On October 14, 2010, the special servicer foreclosed on the property, and the property and related debt were removed from our consolidated balance sheet.

In March 2010, we ceased making debt service payments on the mortgage loan secured by the High Point Complex in North Carolina as a result of insufficient cash flow and the loan went into default.  In November 2010, the property was placed in receivership.  While the receivership process is inherently lengthy, we anticipate that the property will be sold in the first half of 2011, at which time the assets and liabilities will be removed from our consolidated balance sheet and we will recognize a net gain of approximately $80,000,000.

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash which resulted in a net gain of approximately $41,211,000.

In 2009, we sold 15 retail properties in separate transactions for an aggregate of $55,000,000 in cash which resulted in net gains aggregating $4,073,000.

On June 10, 2008, we sold our Tysons Dulles Plaza office building complex for $152,800,000 in cash which resulted in a net gain of $56,831,000.

         On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment for $220,000,000 in cash which resulted in a net gain of $112,690,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Discontinued Operations- continued

The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2010 and 2009, and their combined results of operations for the years ended December 31, 2010, 2009 and 2008.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
	2010	2009	2010	2009
High Point	$154,563	$151,065	$236,974	$218,225
1227 25th Street	43,630	43,173	-	-
1140 Connecticut Avenue	36,271	36,811	18,948	19,431
Pentagon Row	-	51,140	-	26,547
Retail properties	-	55,522	-	18,567
Total	$234,464	$337,711	$255,922	$282,770

(Amounts in thousands)		For the Year Ended December 31,
		2010	2009	2008
Total revenues		$43,871	$55,752	$278,986
Total expenses		51,701	48,709	268,274
		(7,830)	7,043	10,712
Litigation loss accrual and impairment losses		(15,056)	(11,860)	-
Net gain on sales of real estate		2,506	45,284	170,213
(Loss) income from discontinued operations		$(20,380)	$40,467	$180,925

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2010 and December 31, 2009.

	Balance as of
	December 31,	December 31,
(Amounts in thousands)	2010	2009
Identified intangible assets:
Gross amount	$687,253	$750,667
Accumulated amortization	(338,508)	(311,118)
Net	$348,745	$439,549
Identified intangible liabilities (included in deferred credit):
Gross amount	$870,623	$913,896
Accumulated amortization	(341,718)	(307,506)
Net	$528,905	$606,390

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $66,202,000, $71,954,000 and $95,532,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$62,020
2012	51,581
2013	43,652
2014	37,800
2015	35,029

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $60,224,000, $64,229,000 and $85,865,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$49,907
2012	44,737
2013	37,241
2014	18,844
2015	13,888

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $2,036,000, $1,831,000 and $2,654,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$1,865
2012	1,865
2013	1,865
2014	1,865
2015	1,865

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		December 31,	December 31,	December 31,
Notes and mortgages payable:	Maturity (1)	2010	2010	2009
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
1290 Avenue of the Americas	01/13	5.97%	424,136	434,643
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza(2)	02/11	4.97%	277,347	282,492
909 Third Avenue	04/15	5.64%	207,045	210,660
Eleven Penn Plaza	12/11	5.20%	199,320	203,198

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	110,931	113,267
Universal Buildings	04/14	6.38%	103,049	106,630
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	81,362	82,178
1550 and 1750 Crystal Drive	11/14	7.08%	79,411	81,822
1235 Clark Street	07/12	6.75%	52,314	53,252
2231 Crystal Drive	08/13	7.08%	46,358	48,533
1750 Pennsylvania Avenue	06/12	7.26%	45,132	45,877
1225 Clark Street	08/13	7.08%	27,616	28,925
1800, 1851 and 1901 South Bell Street	12/11	6.91%	10,099	19,338
Warner Building(3)	n/a	n/a	-	292,700
1730 M and 1150 17th Street(4)	n/a	n/a	-	67,826
241 18th Street(5)	n/a	n/a	-	45,609

Retail:
Cross-collateralized mortgages on 40 strip shopping centers(6)	09/20	4.18%	597,138	-
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	90,227	92,601
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	57,737	59,304
510 5th Avenue	01/16	5.60%	32,189	-
Springfield Mall (including present value of purchase option)(7)	n/a	n/a	-	242,583
Other	03/12-05/36	5.10%-7.33%	101,251	138,696

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	68,538	69,667
Washington Design Center	11/11	6.95%	43,447	44,247

Other:
555 California Street	09/11	5.79%	640,911	664,117
Industrial Warehouses	10/11	6.95%	24,358	24,813
Total fixed rate notes and mortgages payable		5.65%	$6,253,038	$6,386,100
___________________
See notes on page 141.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	December 31,	December 31,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2010	2010	2009
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.81%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.71%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.49%	150,000	150,000
West End 25 (construction loan)(8)	02/11	L+130	1.60%	95,220	85,735
220 20th Street(9)	01/11	L+115	1.43%	83,573	75,629
River House Apartments	04/18	n/a (10)	1.66%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	1.01%	59,278	65,133
1730 M and 1150 17th Street(4)	06/14	L+140	1.66%	43,581	-
Retail:
Green Acres Mall	02/13	L+140	1.69%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.79%	279,044	261,903
San Jose Strip Center(11)	03/13	L+400	4.32%	120,863	-
Beverly Connection(12)	07/12	L+350 (12)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.54%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers(6)	09/20	L+136 (6)	2.36%	60,000	-
435 Seventh Avenue(13)	08/14	L+300 (13)	5.00%	51,844	52,000
Other	11/12	L+375	4.02%	21,862	22,758
Other:
220 Central Park South	04/11	L+235–L+245	2.64%	123,750	123,750
Other(14)	11/11-02/12	Various	2.79%-4.00%	66,267	117,868
Total variable rate notes and mortgages payable			2.17%	2,006,260	1,805,754
Total notes and mortgages payable			4.80%	$8,259,298	$8,191,854

Senior unsecured notes:
Senior unsecured notes due 2015(15)	04/15		4.25%	$499,296	$-
Senior unsecured notes due 2039(16)	10/39		7.88%	460,000	446,134
Senior unsecured notes due 2011 (17)	02/11		5.60%	100,382	117,342
Floating rate senior unsecured notes due 2011	12/11	L+200	2.26%	23,250	-
Senior unsecured notes due 2010	n/a		n/a	-	148,240
Total senior unsecured notes			5.87%	$1,082,928	$711,716

3.88% exchangeable senior debentures due 2025
(see page 143)	04/12		5.32%	$491,000	$484,457

Convertible senior debentures due to Vornado: (see page 143)
3.63% due 2026(18)(19)	11/11		5.32%	$176,499	$424,207
2.85% due 2027(18)(19)	04/12		5.45%	9,914	21,251
Total convertible senior debentures due to Vornado(20)			5.33%	$186,413	$445,458

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.80%	$669,000	$427,218
$1.000 billion unsecured revolving credit facility
($12,198 reserved for outstanding letters of credit)	06/11	L+55	0.80%	205,000	425,000
Total unsecured revolving credit facilities			0.80%	$874,000	$852,218
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

(2)

On February 11, 2011, we completed a $425,000 refinancing of this loan.  The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for this term of the loan to a fixed rate of 5.13%.  The loan amortizes based on a 30-year schedule beginning in the fourth year.  We retained net proceeds of approximately $139,000, after repaying the existing loan and closing costs.

(3)

On October 20, 2010, we sold a 45% ownership interest in this property to a joint venture and share control over major decisions with our joint venture partner.  Accordingly, we account for this property under the equity method of accounting and no longer consolidate its accounts into our consolidated financial statements.

(4)

On June 1, 2010, we refinanced this loan.  The new loan, which is guaranteed by us, has a rate of LIBOR plus 1.40% (1.66% at December 31, 2010) and matures in June 2011 with three one-year extension options.

(5)	On September 1, 2010, we repaid the $44,900 outstanding balance of this loan which was scheduled to mature in October 2010.

(6)

In August 2010, we sold $660,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000 fixed rate component and a $60,000 variable rate component and are cross-collateralized by 40 of our strip shopping centers. The variable rate portion of the debt has a LIBOR floor of 1.00%.

(7)

In December 2010, we acquired this loan, which had an outstanding balance of $171,500, for $115,000 in cash.  In a separate transaction, we acquired our partner’s interest in the partnership that owns the mall for $25,000 in Operating Partnership units.  These transactions resulted in a net gain on early extinguishment of debt of $102,932 in our consolidated statement of income.

(8)	In February 2011, we repaid a portion of this loan and extended the maturity to August 2011.

(9)

On January 18, 2011, we repaid the outstanding balance of this construction loan and closed on a new $76,100 mortgage financing at a fixed rate of 4.61%.  The new loan has a 7-year term and amortizes based on a 30-year schedule.

(10)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(11)

On October 15, 2010, we acquired the remaining 55% interest we did not own in this property.  Accordingly, we consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

(12)	This loan has a LIBOR floor of 1.50%. The spread over LIBOR increases to 500 bps in July 2011.

(13)	This loan has a LIBOR floor of 2.00%.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(14)	In October 2010, we repaid a $36,000 loan which matured on September 30, 2010.

(15)

On March 26, 2010, we completed a public offering of $500,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015.  Interest on the notes is payable semi-annually commencing on October 1, 2010.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.  We retained net proceeds of approximately $496,000.

(16)

These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.  In 2010, we reclassified $13,866 of deferred financing costs to “deferred leasing and financing costs” on our consolidated balance sheet.

(17)

In the third quarter of 2010, we purchased $17,000 aggregate face amount ($16,981 aggregate carrying amount) of these senior unsecured notes for $17,382 in cash, resulting in a net loss of $401 and in February 2011, upon maturity, we repaid the $100,000 balance of these notes.

(18)	In 2010, we purchased $68,418 aggregate face amount ($66,916 aggregate carrying amount) of our convertible senior debentures due to Vornado for $68,804 in cash, resulting in a net loss of $1,888.

(19)

On October 1 2010, pursuant to our September 2, 2010 tender offer, we purchased $189,827 aggregate face amount of our 3.63% convertible senior debentures due to Vornado and $12,246 aggregate face amount of our 2.85% convertible senior debentures due to Vornado for an aggregate of $206,053 in cash, resulting in a net loss of $8,493.

(20)

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

9.    Debt – continued

       Pursuant to the provisions of ASC 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	Due to Vornado
	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per unit amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet:	2010	2009	2010	2009	2010	2009
Principal amount of debt component	$10,233	$22,479	$179,052	$437,297	$499,982	$499,982
Unamortized discount	(319)	(1,228)	(2,553)	(13,090)	(8,982)	(15,525)
Carrying amount of debt component	$9,914	$21,251	$176,499	$424,207	$491,000	$484,457
Carrying amount of equity component	$956	$2,104	$9,604	$23,457	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per Class A unit, as adjusted	$157.18		$148.46		$87.17
Number of Class A units on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Convertible senior debentures due to Vornado require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or Class A units.  Based on the December 31, 2010 closing share price of Vornado’s common shares and the conversion prices in the table above, there was no excess value; accordingly, no Class A units would be issued if these securities were settled on this date.  The number of Class A units on which the aggregate consideration that would be delivered upon conversion is 65 and 1,206 Class A units, respectively.

(Amounts in thousands)	For the Year Ended December 31,
Income Statement:	2010	2009	2008
2.85% Convertible Senior Debentures due to Vornado:
Coupon interest	$553	$33,743	$39,853
Discount amortization – original issue	80	4,596	5,190
Discount amortization – ASC 470-20 implementation	374	21,514	24,296
	$1,007	$59,853	$69,339

3.63% Convertible Senior Debentures due to Vornado:
Coupon interest	$13,015	$32,654	$36,216
Discount amortization – original issue	1,520	3,606	3,820
Discount amortization – ASC 470-20 implementation	4,069	9,651	10,224
	$18,604	$45,911	$50,260

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$19,374	$19,428	$19,374
Discount amortization – original issue	1,544	1,464	1,389
Discount amortization – ASC 470-20 implementation	4,999	4,741	4,497
	$25,917	$25,633	$25,260

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt – continued

The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $10.7 billion in December 31, 2010.  As of December 31, 2010, the principal repayments required for the next five years and thereafter are as follows:

		Senior Unsecured
		Debt and
(Amounts in thousands)		Revolving Credit
Year Ending December 31,	Mortgages Payable	Facilities
2011	$1,854,915	$328,635
2012	928,512	669,000
2013	1,482,785	-
2014	342,707	-
2015	516,328	500,000
Thereafter	3,116,181	460,000

We may refinance our maturing debt as it comes due or choose to repay it.

10.    Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent Class A units held by third parties and are comprised of Class A units not owned by Vornado and Series D-10, D-11, D-14, D-15 and D-16 (collectively, “Series D”) cumulative redeemable preferred units.  Class A units may be tendered for redemption to us for cash; we, at our option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.  Below are the details of our redeemable partnership units held by third parties as of December 31, 2010 and 2009:

					Preferred or
		Outstanding Units at		Per Unit	Annual	Conversion
		December 31,	December 31,	Liquidation	Distribution	Rate Into Class
Unit Series		2010	2009	Preference	Rate	A Units
Class A units held by third parties		12,804,202	13,892,313	N/A	$2.76	N/A

Redeemable Preferred: (1)
	7.00% D-10 Cumulative Redeemable	3,200,000	3,200,000	$25.00	$1.75	N/A
	7.20% D-11 Cumulative Redeemable	1,400,000	1,400,000	$25.00	$1.80	N/A
	6.55% D-12 Cumulative Redeemable (2)	-	800,000	$25.00	$1.637	N/A
	6.75% D-14 Cumulative Redeemable	4,000,000	4,000,000	$25.00	$1.6875	N/A
	6.875% D-15 Cumulative Redeemable	1,800,000	1,800,000	$25.00	$1.71875	N/A
	5.00% D-16 Cumulative Redeemable (3)	1	-	$1,000,000.00	$50,000.00	N/A
__________________________________
(1)

Holders may tender units for redemption to us for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis.  These units are redeemable at our option after the 5th anniversary of the date of issuance (ranging from November 2008 to December 2011).

(2)

In 2010, we redeemed all of the outstanding Series D-12 cumulative redeemable preferred units for $16.25 per unit in cash, or $13,000,000 in the aggregate.  In connection therewith, we recognized a $6,972,000 net gain which is included as a component of "preferred unit distributions" on our consolidated statement of income.

(3)	Issued in connection with the acquisition of our partner's interest in the Springfield Mall in December 2010.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Redeemable Partnership Units - continued

Redeemable partnership units on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2008	$1,177,978
Net income	25,120
Distributions	(42,451)
Redemption of Class A units, at redemption value	(90,955)
Adjustment to carry redeemable Class A units at redemption value	167,049
Other, net	14,887
Balance at December 31, 2009	$1,251,628
Net income	55,228
Distributions	(53,515)
Redemption of Class A units, at redemption value	(126,764)
Adjustment to carry redeemable Class A units at redemption value	191,826
Redemption of Series D-12 redeemable units	(13,000)
Other, net	22,571
Balance at December 31, 2010	$1,327,974

As of December 31, 2010 and 2009, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,066,974,000 and $971,628,000, respectively.

Redeemable partnership units exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $60,271,000 as of December 31, 2010 and 2009, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Partners' Capital

Preferred Units

The following table sets forth the details of Class A units owned by Vornado and preferred units of beneficial interest outstanding as of December 31, 2010 and 2009:

Units Series	Outstanding Units at		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate	Conversion Rate Into Class A Units
	December 31, 2010	December 31, 2009

Class A Units owned by Vornado (1)	183,661,875	181,214,161	N/A	N/A	N/A

Preferred Units:
Series A convertible (2)	40,009	52,324	$50.00	$3.25	1.38504
7.0% Series D-10 (3)	1,600,000	1,600,000	$25.00	$1.75	N/A
7.0% Series E (3)	3,000,000	3,000,000	$25.00	$1.75	N/A
6.75% Series F (3)	6,000,000	6,000,000	$25.00	$1.6875	N/A
6.625% Series G (3)	8,000,000	8,000,000	$25.00	$1.65625	N/A
6.75% Series H (3)	4,500,000	4,500,000	$25.00	$1.6875	N/A
6.625% Series I (3)	10,800,000	10,800,000	$25.00	$1.65625	N/A

______________________

(1)     Represents Class A units owned by Vornado, our general partner.  Class A units held by third parties are classified outside of “Equity” as “redeemable partnership units.”

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was $73,453,000 and $28,449,000 as of December 31, 2010 and 2009, respectively, and primarily consists of accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, (v) short-term investments (CDARS classified as available-for-sale), and (vi) mandatorily redeemable instruments (Series G convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at December 31, 2010 and 2009, respectively.

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$766,116	$766,116	$-	$-
Real Estate Fund investments	144,423	-	-	144,423
Deferred compensation plan assets (included in other assets)	91,549	43,699	-	47,850
Derivative positions in marketable equity securities	17,616	-	17,616	-
Total assets	$1,019,704	$809,815	$17,616	$192,273

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

	As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets (included in other assets)	$80,443	$40,854	$-	$39,589
Marketable equity securities	79,925	79,925	-	-
Short-term investments	40,000	40,000	-	-
Total assets	$200,368	$160,779	$-	$39,589

Mandatorily redeemable instruments (included in other liabilities)	$60,271	$60,271	$-	$-

The table below summarizes the changes in the fair value of the level 3 assets above for the years ended December 31, 2010 and 2009.

	For The Years Ended December 31,
(Amounts in thousands)	2010	2009
Beginning balance	$39,589	$34,176
Total realized/unrealized gains	3,527	4,187
Purchases, sales, other settlements and issuances, net	149,157	1,226
Ending balance	$192,273	$39,589

Purchases in the year ended December 31, 2010, include the investments of our consolidated Real Estate Fund.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Fair Value Measurements - continued

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis in our consolidated financial statements consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value during 2010 and 2009.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2010 and 2009.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity.  In general, we consider multiple valuation techniques when measuring fair values.  However, in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by the levels in the fair value hierarchy.

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$381,889	$-	$-	$381,889
Investments in partially owned entities	11,413	-	-	11,413

	As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$169,861	$-	$-	$169,861
Investments in partially owned entities	36,052	-	-	36,052

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$202,412	$197,581	$203,286	$192,612
Debt:
Notes and mortgages payable	$8,259,298	$8,450,812	$8,191,854	$7,858,873
Senior unsecured notes	1,082,928	1,119,512	711,716	718,302
Exchangeable senior debentures	491,000	554,355	484,457	547,480
Convertible senior debentures due to Vornado	186,413	191,510	445,458	461,275
Revolving credit facility debt	874,000	874,000	852,218	852,218
	$10,893,639	$11,190,189	$10,685,703	$10,438,148

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation

On May 13, 2010, Vornado’s shareholders approved the 2010 Omnibus Share Plan (the “Plan’), which replaces the 2002 Omnibus Share Plan.  Under the Plan, the Compensation Committee of Vornado’s Board of Trustee’s (the “Committee”) may grant eligible participants awards of Vornado stock options, stock appreciation rights, performance shares, restricted shares and other stock-based awards and partnership units, certain of which may provide for dividends or dividend equivalents and voting rights prior to vesting.  Awards may be granted up to a maximum of 16,000,000 Vornado shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 Vornado shares, if all of the awards granted are Not Full Value Awards, as defined.  Full Value Awards are awards of securities, such as Vornado restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as Vornado options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only Vornado restricted shares, it could award up to 6,000,000 Vornado restricted shares.  On the other hand, if the Committee were to award only Vornado stock options, it could award options to purchase up to 12,000,000 Vornado common shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.

The Plan provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted partnership units and out-performance plan awards.  As of December 31, 2010, Vornado has approximately 5,942,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the third quarter of 2010, we recognized $2,800,000 of expense resulting from accelerating the vesting of certain partnership units and 2006 out-performance plan units, which were scheduled to fully vest in the first quarter of 2011.  In the first quarter of 2009, Vornado’s nine most senior executives voluntarily surrendered their 2008 out-performance plan awards and their 2007 and 2008 stock option awards resulting in $32,588,000 of expense, representing the write-off of the unamortized portion of these awards, which is included in “general and administrative expenses” on our consolidated statement of income.

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

During the years ended December 31, 2010, 2009 and 2008, we recognized $5,062,000, $23,493,000 and $16,021,000 of compensation expense, respectively, for these plans.  As of December 31, 2010, there was $1,250,000 of total unrecognized compensation cost related these plans, which will be recognized over a weighted-average period of 1.47 years.  Distributions paid on unvested OPP Units are charged to “preferred unit distributions” on our consolidated statements of income and amounted to $815,000, $1,935,000 and $2,918,000 in 2010, 2009 and 2008, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to 100% of the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest pro-rata over four years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period with the exception of an aggregate of $18,866,000 which was accelerated into expense in the first quarter of 2009 as a result of voluntary surrenders.  During the years ended December 31, 2010, 2009 and 2008, we recognized $7,916,000, $25,911,000 and $9,051,000, of compensation expense, respectively, for these options.  As of December 31, 2010 there was $17,606,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Below is a summary of stock option activity under the Plan for the year ended December 31, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2010	6,179,806	$47.90
Granted	1,204,095	73.00
Exercised	(1,856,837)	36.84
Cancelled	(38,184)	86.15
Outstanding at December 31, 2010	5,488,880	56.89	5.1	$157,071,000
Options vested and expected to vest at
December 31, 2010	5,459,567	$56.73	5.1	$156,252,000
Options exercisable at December 31, 2010	3,196,309	$54.92	2.7	$98,859,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008
Expected volatility	35.00%	28.00%	19.00%
Expected life	7.9 years	7.0 years	7.7 years
Risk free interest rate	3.60%	2.30%	3.20%
Expected dividend yield	4.90%	4.60%	4.80%

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $16.96, $5.67 and $6.80, respectively.  Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $25,338,000, $1,749,000 and $27,587,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $60,923,000, $62,139,000 and $79,997,000, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Restricted stock awards granted in 2010, 2009 and 2008 had a fair value of $3,922,000, $496,000 and $595,000, respectively. Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  During the years ended December 31, 2010, 2009 and 2008, we recognized $1,432,000, $2,063,000 and $3,201,000 of compensation expense, respectively, for the portion of restricted stock awards that vested during each year. The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $2,186,000, $3,272,000 and $4,472,000, respectively.  As of December 31, 2010, there was $4,419,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.   Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $115,000, $161,000 and $308,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Below is a summary of Vornado’s restricted stock activity under the Plan for the year ended December 31, 2010.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at January 1, 2010	55,618	$76.69
Granted	48,682	80.55
Vested	(27,795)	78.08
Forfeited	(957)	82.12
Non-vested at December 31, 2010	75,548	78.60

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  OP Units granted in 2010, 2009 and 2008 had a fair value of $31,437,000, $10,691,000, and $7,167,000, respectively.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  During the years ended December 31, 2010, 2009 and 2008, we recognized $20,204,000, $8,347,000, and $6,257,000, of compensation expense, respectively, for the portion of OP Units that vested during last year.  The fair value of OP Units that vested during the years ended December 31, 2010, 2009 and 2008 was $14,087,000, $4,020,000 and $1,952,000, respectively.  As of December 31, 2010, there was $18,138,000 of total remaining unrecognized compensation cost related to unvested OP units, which is expected to be recognized over a weighted-average period of 1.6 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests” on our consolidated statements of income and amounted to $2,285,000, $1,583,000, and $938,000 in 2010, 2009 and 2008, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2010.

		Weighted-Average
		Grant-Date
Non-Vested Units	Units	Fair Value
Non-vested at January 1, 2010	508,080	$46.55
Granted	461,865	68.07
Vested	(247,333)	56.96
Forfeited	(2,155)	42.20
Non-vested at December 31, 2010	720,457	56.78

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Years Ended December 31,
	2010	2009		2008
Tenant cleaning fees	$58,053	$53,824		$56,416
Management and leasing fees	20,117	11,456		13,397
Lease termination fees	14,826	4,888		8,465
Other income	54,926	87,144	(1)	48,538
	$147,922	$157,312		$126,816

(1)

In December 2009, an agreement to sell an 8.6 acre parcel of land in the Pentagon City area of Arlington, Virginia, was terminated and we recognized $27,089 of income representing the buyer's non-refundable purchase deposit, which is included in other income.

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $815,000, $782,000, and $803,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  The above table excludes fee income from partially owned entities which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

(Amounts in thousands)	For the Year Ended December 31,
	2010	2009	2008
Income (loss) from the mark-to-market of derivative positions in marketable equity securities	$130,153	$-	$(33,602)
Mezzanine loans receivable loss reversal (accrual)	53,100	(190,738)	10,300
Dividends and interest on marketable securities	25,772	25,908	24,658
Interest on mezzanine loans	10,319	32,181	44,721
Mark-to-market of investments in our deferred compensation plan (1)	8,049	9,506	(14,204)
Impairment losses on marketable equity securities	-	(3,361)	(76,742)
Other, net	7,922	10,154	42,122
	$235,315	$(116,350)	$(2,747)

__________________________

(1)	This income (loss) is entirely offset by the expense (income) resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

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

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2010	2009	2008
Numerator:
Income from continuing operations	$728,411	$87,983	$230,520
(Loss) income from discontinued operations	(20,380)	40,467	180,925
Net income	708,031	128,450	411,445
Net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(4,920)	2,839	3,263
Net income attributable to Vornado Realty L.P.	703,111	131,289	414,708
Preferred unit distributions	(66,729)	(76,747)	(79,453)
Discount on preferred unit redemptions	4,382	-	-
Net income attributable to Class A unitholders	640,764	54,542	335,255
Earnings allocated to unvested participating securities	(3,883)	(3,790)	(4,184)
Numerator for basic income per Class A unit	636,881	50,752	331,071
Impact of assumed conversions:
Convertible preferred unit distributions	160	-	-
Numerator for diluted income per Class A unit	$637,041	$50,752	$331,071

Denominator:
Denominator for basic income per Class A unit –
weighted average units	195,002	184,893	168,057
Effect of dilutive securities(1):
Employee unit options and restricted unit awards	1,748	1,908	4,850
Convertible preferred units	610	618	-
Denominator for diluted income per Class A unit –
weighted average units and assumed conversions	197,360	187,419	172,907

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$3.37	$0.05	$0.89
(Loss) income from discontinued operations	(0.10)	0.22	1.08
Net income per Class A unit	$3.27	$0.27	$1.97

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$3.33	$0.05	$0.86
(Loss) income from discontinued operations	(0.10)	0.22	1.05
Net income per Class A unit	$3.23	$0.27	$1.91

(1)

The effect of dilutive securities in the years ended December 31, 2010, 2009 and 2008 excludes an aggregate of 6,483, 7,361 and 10,713 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    Comprehensive Income

(Amounts in thousands)	For the Years Ended December 31,
	2010	2009	2008
Net income	$708,031	$128,450	$411,445
Other comprehensive income (loss)	45,004	35,348	(36,671)
Comprehensive income	753,035	163,798	374,774
Comprehensive (income) loss attributable to noncontrolling interests	(4,920)	2,839	3,263
Comprehensive income attributable to Vornado Realty L.P.	$748,115	$166,637	$378,037

        Substantially all of other comprehensive income for the years ended December 31, 2010, 2009 and 2008 relates to income from the mark-to-market of marketable securities classified as available-for-sale and our share of other comprehensive income or loss of partially owned entities.

18.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance.  Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs.  Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance.  Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales.  As of December 31, 2010, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2011	$1,872,000
2012	1,693,000
2013	1,568,000
2014	1,446,000
2015	1,258,000
Thereafter	6,206,000

These amounts do not include rentals based on tenants’ sales.  These percentage rents approximated $8,534,000, $9,051,000 and $7,322,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2010, 2009 and 2008.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain Bradlees former locations.  On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop.  Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent.  At December 31, 2010, we were due an aggregate of $40,417,000.  We believe the additional rent provision of the guaranty expires, at the earliest, in 2012, and we are vigorously contesting Stop & Shop’s position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Leases - continued

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2010 are as follows:

(Amounts in thousands)
Year Ending December 31:
2011	$30,564
2012	31,072
2013	31,254
2014	31,575
2015	30,230
Thereafter	1,061,662

Rent expense was $36,872,000, $35,463,000 and $29,320,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

We are also a lessee under capital leases for real estate.  Lease terms generally range from 5-20 years with renewal or purchase options.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter.  Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2010, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2011	$706
2012	707
2013	706
2014	707
2015	706
Thereafter	16,721
Total minimum obligations	20,253
Interest portion	(13,539)
Present value of net minimum payments	$6,714

At December 31, 2010 and 2009, $6,714,000 and $6,753,000, respectively, representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets.  At December 31, 2010 and 2009, property leased under capital leases had a total cost of $6,216,000 and $6,216,000, respectively, and accumulated depreciation of $2,029,000 and $1,873,000, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures due to Vornado and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $263,178,000.

At December 31, 2010, $12,198,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $199,953,000, of which $146,622,000 is committed to our real estate Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Commitments and Contingencies - continued

During 2010, we entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using proceeds from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, we will receive net settled payments of approximately $10,000,000 per year, which is net of our $36,000,000 annual obligation to the County.  Our obligation has been pledged by the County to the bondholders, but is payable by us only to the extent that we first receive at least an equal payment from the County.  We engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract.  Although we are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Subsequent thereto, we are required to fund $11,500,000, primarily for tenant improvements, are responsible for all operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if we fail to achieve certain performance thresholds.  We plan to account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as we are providing development, marketing, leasing, and other property management related services over the 17-year term.  We plan to recognize development fees using the percentage of completion method of accounting.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is complete and a trial was held in November 2010, with closing arguments expected in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied. As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the first quarter of 2010.  We filed a motion to appeal the Trial Court’s decision, which the appeals court refused to hear.  Accordingly, in the fourth quarter of 2010, we sold the property to the tenants for $14,992,000 in cash (our reduced carrying amount) and reclassified the results of operations of this property to “(loss) income from discontinued operations,” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Related Party Transactions

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board, and Michael D. Fascitelli, Vornado’s President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 5 - Investments in Partially Owned Entities.

On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 stock appreciation rights which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2010, Interstate and its partners beneficially owned approximately 7.0% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $815,000, $782,000, and $803,000 of management fees under the agreement for the years ended December 31, 2010, 2009 and 2008.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2010 and 2009:

			Net Income (Loss)
			Attributable	Net Income (Loss) Per
			to Class A	Class A Unit (2)
		Revenues	Unitholders (1)	Basic	Diluted
(Amounts in thousands, except per unit amounts)
2010
	December 31	$712,957	$260,662	$1.33	$1.31
	September 30	697,467	102,311	0.52	0.51
	June 30	683,989	62,291	0.31	0.31
	March 31	685,314	215,500	1.10	1.09

2009
	December 31	$706,552	$(163,153)	$(0.85)	$(0.85)
	September 30	661,331	136,364	0.71	0.70
	June 30	661,207	(56,394)	(0.31)	(0.31)
	March 31	667,602	137,725	0.81	0.80

__________________________________
(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.    Segment Information

        The financial information summarized below is presented by reportable operating segment, consistent with how we review and manage our businesses.

(Amounts in thousands)	For the Year Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,129,284	$775,142	$566,041	$398,489	$219,882	$-	$169,730
Straight-line rent adjustments	75,871	34,212	5,849	29,079	2,756	-	3,975
Amortization of acquired below-
market leases, net	66,202	36,081	2,326	22,213	(75)	-	5,657
Total rentals	2,271,357	845,435	574,216	449,781	222,563	-	179,362
Tenant expense reimbursements	360,448	137,624	51,963	145,905	13,998	-	10,958
Fee and other income:
Tenant cleaning fees	58,053	88,664	-	-	-	-	(30,611)
Management and leasing fees	20,117	6,192	15,934	1,029	156	-	(3,194)
Lease termination fees	14,826	4,270	1,148	7,641	467	-	1,300
Other	54,926	22,283	21,427	4,172	3,904	-	3,140
Total revenues	2,779,727	1,104,468	664,688	608,528	241,088	-	160,955
Operating expenses	1,099,478	470,177	213,935	224,340	125,863	-	65,163
Depreciation and amortization	530,704	176,931	142,720	110,416	46,155	-	54,482
General and administrative	214,225	18,621	25,464	29,610	26,953	-	113,577
Impairment losses and acquisition costs	129,458	-	-	72,500	20,000	-	36,958
Total expenses	1,973,865	665,729	382,119	436,866	218,971	-	270,180
Operating income (loss)	805,862	438,739	282,569	171,662	22,117	-	(109,225)
Income applicable to Toys	71,624	-	-	-	-	71,624	-
Income (loss) from partially owned
entities	22,438	(6,354)	(564)	9,401	(179)	-	20,134
(Loss) from Real Estate Fund	(303)	-	-	-	-	-	(303)
Interest and other investment
income, net	235,315	608	157	180	47	-	234,323
Interest and debt expense	(560,270)	(132,279)	(130,540)	(85,281)	(37,932)	-	(174,238)
Net gain (loss) on early extinguishment
of debt	94,789	-	-	105,571	-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-	54,742	-	765	-	25,925
Income (loss) before income taxes	750,887	300,714	206,364	201,533	(15,182)	71,624	(14,166)
Income tax expense	(22,476)	(2,167)	(1,816)	(37)	(173)	-	(18,283)
Income (loss) from continuing
operations	728,411	298,547	204,548	201,496	(15,355)	71,624	(32,449)
(Loss) from discontinued operations	(20,380)	-	(4,481)	(2,637)	(13,262)	-	-
Net income (loss)	708,031	298,547	200,067	198,859	(28,617)	71,624	(32,449)
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(4,920)	(9,559)	-	(778)	-	-	5,417
Net income (loss) attributable to
Vornado Realty L.P.	703,111	288,988	200,067	198,081	(28,617)	71,624	(27,032)
Interest and debt expense(2)	828,082	126,209	136,174	92,653	61,379	177,272	234,395
Depreciation and amortization(2)	729,426	170,505	159,283	114,335	51,064	131,284	102,955
Income tax (benefit) expense(2)	(23,036)	2,167	2,027	37	232	(45,418)	17,919
EBITDA(1)	$2,237,583	$587,869	$497,551	$405,106	$84,058	$334,762	$328,237

Balance Sheet Data:
Real estate at cost	$17,674,922	$5,522,291	$4,237,438	$4,891,526	$1,131,528	$-	$1,892,139
Investments in partially owned entities	1,375,006	97,743	149,295	11,831	4,183	447,334	664,620
Total assets	20,517,471	5,743,781	3,872,209	4,284,871	1,435,714	447,334	4,733,562

See notes on page 163.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,021,072	$758,557	$526,683	$362,689	$213,911	$-	$159,232
Straight-line rent adjustments	89,168	36,805	22,683	27,104	2,107	-	469
Amortization of acquired below-
market leases, net	71,954	40,129	3,452	22,993	89	-	5,291
Total rentals	2,182,194	835,491	552,818	412,786	216,107	-	164,992
Tenant expense reimbursements	357,186	136,541	60,620	134,670	15,517	-	9,838
Fee and other income:
Tenant cleaning fees	53,824	75,549	-	-	-	-	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	-	(2,757)
Lease termination fees	4,888	1,840	2,224	464	221	-	139
Other	87,144	18,868	47,745	2,619	9,458	-	8,454
Total revenues	2,696,692	1,072,500	671,590	552,270	241,391	-	158,941
Operating expenses	1,067,229	452,370	220,333	204,224	125,602	-	64,700
Depreciation and amortization	531,637	173,923	142,415	101,353	51,064	-	62,882
General and administrative	231,010	22,820	26,205	30,339	31,017	-	120,629
Impairment losses and acquisition costs	75,963	-	24,875	11,789	-	-	39,299
Total expenses	1,905,839	649,113	413,828	347,705	207,683	-	287,510
Operating income (loss)	790,853	423,387	257,762	204,565	33,708	-	(128,569)
Income applicable to Toys	92,300	-	-	-	-	92,300	-
(Loss) income from partially owned
entities	(19,910)	5,817	4,850	4,728	151	-	(35,456)
Interest and other investment (loss)
income, net	(116,350)	876	786	69	95	-	(118,176)
Interest and debt expense	(617,994)	(133,647)	(128,039)	(89,070)	(38,009)	-	(229,229)
Net (loss) gain on early extinguishment
of debt	(25,915)	-	-	769	-	-	(26,684)
Net gain on disposition of wholly
owned and partially owned assets	5,641	-	-	-	-	-	5,641
Income (loss) before income taxes	108,625	296,433	135,359	121,061	(4,055)	92,300	(532,473)
Income tax expense	(20,642)	(1,332)	(1,482)	(319)	(2,140)	-	(15,369)
Income (loss) from continuing
operations	87,983	295,101	133,877	120,742	(6,195)	92,300	(547,842)
Income (loss) from discontinued operations	40,467	-	52,308	(6,791)	(5,050)	-	-
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	2,839	(9,098)	-	915	-	-	11,022
Net income (loss) attributable to
Vornado Realty L. P.	131,289	286,003	186,185	114,866	(11,245)	92,300	(536,820)
Interest and debt expense(2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization(2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit)(2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,697,124	$582,820	$473,132	$317,078	$100,527	$338,732	$(115,165)

Balance Sheet Data:
Real estate at cost	$17,574,245	$5,438,655	$4,593,749	$4,626,178	$1,146,997	$-	$1,768,666
Investments in partially owned entities	1,209,285	128,961	119,182	22,955	6,520	409,453	522,214
Total assets	20,185,472	5,538,362	4,138,752	3,511,987	1,455,000	409,453	5,131,918

See notes on page 163.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2008
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,975,838	$722,445	$497,735	$342,714	$215,854	$-	$197,090
Straight-line rent adjustments	88,703	42,766	15,720	20,384	8,516	-	1,317
Amortization of acquired below-
market leases, net	95,532	60,355	3,998	26,546	161	-	4,472
Total rentals	2,160,073	825,566	517,453	389,644	224,531	-	202,879
Tenant expense reimbursements	353,602	135,788	57,793	127,903	18,055	-	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	-	-	-	-	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	-	(3,976)
Lease termination fees	8,465	3,088	2,635	2,281	461	-	-
Other	48,538	15,699	22,350	2,543	6,811	-	1,135
Total revenues	2,640,491	1,058,385	609,171	524,044	250,207	-	198,684
Operating expenses	1,048,537	439,012	211,687	198,802	127,437	-	71,599
Depreciation and amortization	529,134	190,925	135,351	90,974	46,823	-	65,061
General and administrative	193,969	20,217	26,522	29,836	29,252	-	88,142
Impairment losses and acquisition costs	81,447	-	-	595	-	-	80,852
Total expenses	1,853,087	650,154	373,560	320,207	203,512	-	305,654
Operating income (loss)	787,404	408,231	235,611	203,837	46,695	-	(106,970)
Income applicable to Toys	2,380	-	-	-	-	2,380	-
(Loss) income from partially owned
entities	(159,207)	6,082	6,173	10,371	1,106	-	(182,939)
Interest and other investment (loss)
income, net	(2,747)	2,288	2,108	464	329	-	(7,936)
Interest and debt expense	(619,531)	(139,146)	(125,141)	(85,895)	(38,214)	-	(231,135)
Net gain on early extinguishment
of debt	9,820	-	-	-	-	-	9,820
Net gain on disposition of wholly
owned and partially owned assets	7,757	-	-	-	-	-	7,757
Income (loss) before income taxes	25,876	277,455	118,751	128,777	9,916	2,380	(511,403)
Income tax benefit (expense)	204,644	-	221,080	(82)	(1,206)	-	(15,148)
Income (loss) from continuing
operations	230,520	277,455	339,831	128,695	8,710	2,380	(526,551)
Income from discontinued operations	180,925	-	64,849	3,001	1,163	-	111,912
Net income (loss)	411,445	277,455	404,680	131,696	9,873	2,380	(414,639)
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	3,263	(4,762)	-	157	(125)	-	7,993
Net income (loss) attributable to
Vornado Realty L.P.	414,708	272,693	404,680	131,853	9,748	2,380	(406,646)
Interest and debt expense(2)	821,940	132,406	130,310	102,600	53,072	147,812	255,740
Depreciation and amortization(2)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax (benefit) expense(2)	(142,415)	-	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,804,759	$586,798	$458,014	$332,773	$116,437	$346,478	$(35,741)

Balance Sheet Data:
Real estate at cost	$17,432,906	$5,362,129	$4,443,887	$4,469,378	$1,149,357	$-	$2,008,155
Investments in partially owned entities	1,083,250	129,934	115,121	20,079	6,969	293,096	518,051
Total assets	21,418,048	5,287,544	3,934,039	3,733,586	1,468,470	293,096	6,701,313

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

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The components of other EBITDA are summarized below. The totals for each of the columns below agree to the total EBITDA for the "other" column in the preceding EBITDA by segment reconciliations.

(Amounts in thousands)	For the Year Ended December 31,
	2010	2009	2008
Alexander's	$57,425	$81,703	$64,683
Lexington	55,304	50,024	35,150
555 California Street	46,782	44,757	48,316
Hotel Pennsylvania	23,763	15,108	42,269
LNR (acquired in July 2010)	6,116	-	-
Industrial warehouses	2,528	4,737	5,264
Other investments	31,587	6,981	6,321
	223,505	203,310	202,003
Corporate general and administrative expenses (1)	(90,343)	(79,843)	(91,967)
Investment income and other, net (1)	65,499	78,593	109,519
Income (loss) from the mark-to-market of derivative positions in marketable equity
securities	130,153	-	(33,740)
Net (loss) gain on early extinguishment of debt	(10,782)	(26,684)	-
Real Estate Fund organization costs	(5,937)	-	-
Non-cash mezzanine loans receivable loss (accrual) reversal	53,100	(190,738)	10,300
Non-cash asset write-downs:
Investment in Lexington	-	(19,121)	(107,882)
Marketable equity securities	-	(3,361)	(76,352)
Real estate - primarily development projects:
Wholly owned entities (including acquisition costs)	(36,958)	(39,299)	(80,852)
Partially owned entities	-	(17,820)	(96,037)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	(20,202)	-
Discontinued operations of Americold (including a $112,690 net gain on sale)	-	-	129,267
	$328,237	$(115,165)	$(35,741)

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

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

Management’s Report on Internal Control over Financial Reporting

Management of Vornado Realty Trust, sole general partner of Vornado Realty L.P. together with Vornado Realty L.P.’s consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2010, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2010 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 165, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the internal control over financial reporting of Vornado Realty L.P., together with its consolidated subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 25, 2011

Item 9B.             Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Information relating to trustees of Vornado, the Registrant’s sole general partner, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement of Vornado involving the election of Vornado’s trustees under the caption “Election of Trustees” which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2010, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office that run until the next succeeding meeting of the Board of Trustees of Vornado following the Annual Meeting of Vornado’s Shareholders unless they are removed sooner by Vornado’s Board.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	69	Chairman of the Board; Chief Executive Officer from May 1989 to May 2009; Managing General
		Partner of Interstate Properties, an owner of shopping centers and an investor in securities and
		partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989,
		and Chairman since May 2004.

Michael D. Fascitelli	54	Chief Executive Officer since May 2009; President and a Trustee since December 1996; President
		of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at
		Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996;
		and Vice President at Goldman, Sachs & Co., prior to December 1992.

Michael J. Franco	42	Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010;
		Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing
		Group of Morgan Stanley.

David R. Greenbaum	59	President of the New York City Office Division since April 1997 (date of our acquisition); President
		of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Christopher Kennedy	47	President of the Merchandise Mart Division since September 2000; Executive Vice President of
		the Merchandise Mart Division from April 1998 to September 2000; Executive Vice President of
		Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	65	Executive Vice President - Finance and Administration since January 1998 and Chief Financial Officer
		since March 2001; Vice President and Chief Financial Officer of the Company from 1985 to January
		1998; Executive Vice President and Chief Financial Officer of Alexander's Inc. since August 1995.

Mitchell N. Schear	52	President of Vornado/Charles E. Smith L.P. (our Washington, DC Office division) since April 2003;
		President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	50	Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010;
		Executive Vice President of Capital Markets since 1998; Senior Credit Officer of Citicorp Real Estate
		and Citibank, N.A. from 1986 to 1998.

Vornado, the sole general partner of the Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Michael Fascitelli, Vornado’s principal executive officer, and Joseph Macnow, Vornado’s principal financial and accounting officer. This Code is available on our website at www.vno.com.

Item 11.              Executive Compensation

Information relating to Vornado's executive officer and director compensation will be contained in Vornado's Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management will be contained in Vornado's Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

                      Equity compensation plan information

The following table provides information as of December 31, 2010 regarding Vornado’s equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	6,596,962	(1)	$56.89	5,942,459	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	6,596,962		$56.89	5,942,459
___________________________
(1)	Includes 75,548 restricted Vornado common shares, 920,391 restricted partnership units and 112,143 Out-Performance Plan units which do not have an option exercise price.
(2)	All of the shares available for future issuance under plans approved by the security holders may be issued as Full Value Awards or Not Full Value Awards, as defined.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions will be contained in Vornado's Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

Item 14.              Principal Accounting Fees and Services

Information relating to Principal Accounting fees and services will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Ratification of Selection of Independent Auditors” and such information is incorporated herein by reference.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2010, 2009 and 2008	170
III--Real Estate and Accumulated Depreciation as of December 31, 2010	171

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

VORNADO REALTY L.P.
(Sole General Partner)

VORNADO REALTY TRUST
(Registrant)

Date: February 25, 2011	By:	/s/ Joseph Macnow

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees of Vornado Realty Trust	February 25, 2011
(Steven Roth)

By:	/s/Michael D. Fascitelli	President and Chief Executive Officer of Vornado Realty Trust	February 25, 2011
	(Michael D. Fascitelli)	(Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 25, 2011
(Candace K. Beinecke)

By:	/s/Anthony W. Deering	Trustee of Vornado Realty Trust	February 25, 2011
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee of Vornado Realty Trust	February 25, 2011
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee of Vornado Realty Trust	February 25, 2011
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 25, 2011
(David Mandelbaum)

By:	/s/Ronald G. Targan	Trustee of Vornado Realty Trust	February 25, 2011
(Ronald G. Targan)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	February 25, 2011
(Richard R. West)

By:	/s/Russell B. Wight	Trustee of Vornado Realty Trust	February 25, 2011
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	February 25, 2011
	(Joseph Macnow)	Administration and Chief Financial Officer of Vornado Realty Trust (Principal Financial and Accounting Officer)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2010:
Allowance for doubtful accounts	$242,118	$(23,465)	$(75,135)	$143,518
Year Ended December 31, 2009:
Allowance for doubtful accounts	$85,307	$216,712	$(59,901)	$242,118
Year Ended December 31, 2008:
Allowance for doubtful accounts	$79,227	$20,931	$(14,851)	$85,307

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Office Buildings
New York
Manhattan
1290 Avenue of the Americas	$424,136	$515,539	$923,653	$68,603	$515,539	$992,256	$1,507,795	$100,556	1963	2007	(4)
350 Park Avenue	430,000	265,889	363,381	25,400	265,889	388,781	654,670	38,798	1960	2006	(4)
One Penn Plaza	-	-	412,169	148,019	-	560,188	560,188	176,108	1972	1998	(4)
100 W.33rd St (Manhattan Mall)	159,361	242,776	247,970	3,608	242,776	251,578	494,354	24,828	1911	2007	(4)
Two Penn Plaza	277,347	53,615	164,903	78,470	52,689	244,299	296,988	93,497	1968	1997	(4)
770 Broadway	353,000	52,898	95,686	73,942	52,898	169,628	222,526	55,274	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	32,211	8,000	208,101	216,101	70,516	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	90,982	-	208,251	208,251	68,690	1980	1998	(4)
640 Fifth Avenue	-	38,224	25,992	111,463	38,224	137,455	175,679	46,395	1950	1997	(4)
Eleven Penn Plaza	199,320	40,333	85,259	45,524	40,333	130,783	171,116	45,132	1923	1997	(4)
1740 Broadway	-	26,971	102,890	36,891	26,971	139,781	166,752	42,261	1950	1997	(4)
909 Third Avenue	207,045	-	120,723	43,689	-	164,412	164,412	43,510	1969	1999	(4)
150 East 58th Street	-	39,303	80,216	28,657	39,303	108,873	148,176	37,385	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	15,500	62,731	78,388	141,119	20,961	1968	1999	(4)
866 United Nations Plaza	44,978	32,196	37,534	10,635	32,196	48,169	80,365	18,228	1966	1997	(4)
20 Broad Street	-	-	28,760	25,953	-	54,713	54,713	14,878	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	5,758	15,732	32,146	47,878	10,999	1987	1998	(4)
689 Fifth Avenue	-	19,721	13,446	10,844	19,721	24,290	44,011	9,315	1925	1998	(4)
330 West 34th Street	-	-	8,599	12,764	-	21,363	21,363	9,426	1925	1998	(4)
40-42 Thompson Street	-	6,503	10,057	721	6,503	10,778	17,281	1,414	1928	2005	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	1,009	1990	2006	(4)
Other	-	-	5,548	65,866	36,106	35,308	71,414	3,547
Total New York	2,413,741	1,424,517	3,118,135	935,500	1,459,697	4,018,455	5,478,152	932,727

Washington, DC
2011-2451 Crystal Drive	127,720	100,935	409,920	116,865	100,228	527,492	627,720	134,079	1984-1989	2002	(4)
2001 Jefferson Davis Highway,
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street	83,573	57,213	131,206	184,306	57,070	315,655	372,725	58,484	1964-1969	2002	(4)
1550-1750 Crystal Drive/
241-251 18th Street	124,883	64,817	218,330	51,019	64,652	269,514	334,166	72,441	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	53,308	138,696	158,111	296,807	14,724		2007	(4)
Skyline Place (6 buildings)	442,500	41,986	221,869	22,325	41,862	244,318	286,180	61,383	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201
12th Street S.	93,075	47,594	177,373	25,482	47,465	202,984	250,449	52,564	1983-1987	2002	(4)

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1800, 1851 and 1901 South Bell Street	10,099	37,551	118,806	26,418	37,551	145,224	182,775	36,256	1968	2002	(4)
1229-1231 25th Street	95,220	67,049	5,039	105,288	68,198	109,178	177,376	3,091		2007	(4)
2101 L Street	150,000	32,815	51,642	80,965	39,768	125,654	165,422	12,192	1975	2003	(4)
2200-2300 Courthouse Plaza	59,278	-	105,475	26,748	-	132,223	132,223	34,991	1988-1989	2002	(4)
Bowen Building	115,022	30,077	98,962	1,695	30,176	100,558	130,734	14,625	2004	2005	(4)
1875 Connecticut Ave NW	51,900	36,303	82,004	1,428	35,886	83,849	119,735	10,771	1963	2007	(4)
One Skyline Tower	134,700	12,266	75,343	31,684	12,231	107,062	119,293	23,382	1988	2002	(4)
Reston Executive	93,000	15,424	85,722	8,150	15,380	93,916	109,296	24,980	1987-1989	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(12,230)	87,666	4,632	92,298	-		2007	(4)
409 3rd Street	-	10,719	69,658	7,229	10,719	76,887	87,606	25,243	1990	1998	(4)
1825 Connecticut Ave NW	51,149	33,090	61,316	(6,211)	32,726	55,469	88,195	7,077	1956	2007	(4)
Warehouses	-	106,946	1,326	(23,394)	83,400	1,478	84,878	1,331		2007	(4)
Commerce Executive	-	13,401	58,705	13,902	13,363	72,645	86,008	19,854	1985-1989	2002	(4)
1235 S. Clark Street	52,314	15,826	53,894	13,803	15,826	67,697	83,523	14,391	1981	2002	(4)
Seven Skyline Place	100,800	10,292	58,351	(3,318)	10,262	55,063	65,325	15,504	2001	2002	(4)
1150 17th Street	28,728	23,359	24,876	14,363	24,723	37,875	62,598	10,925	1970	2002	(4)
Crystal City Hotel	-	8,000	47,191	5,556	8,000	52,747	60,747	8,168	1968	2004	(4)
1750 Pennsylvania Avenue	45,132	20,020	30,032	1,270	21,170	30,152	51,322	7,931	1964	2002	(4)
1730 M Street	14,853	10,095	17,541	9,308	10,687	26,257	36,944	7,642	1963	2002	(4)
Democracy Plaza I	-	-	33,628	(75)	-	33,553	33,553	13,087	1987	2002	(4)
1726 M Street	-	9,450	22,062	1,686	9,455	23,743	33,198	2,652	1964	2006	(4)
Crystal Drive Retail	-	-	20,465	5,792	-	26,257	26,257	6,900	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	26	11,597	148	11,745	178		2007	(4)
South Capitol	-	4,009	6,273	(3,271)	-	7,011	7,011	-		2005	(4)
H Street	-	1,763	641	41	1,763	682	2,445	91		2005	(4)
Other	-	-	51,767	(44,150)	-	7,617	7,617	-
Total Washington, DC	2,133,492	1,045,435	2,464,728	716,008	1,030,520	3,195,651	4,226,171	694,937

New Jersey
Paramus	-	-	-	23,334	1,033	22,301	23,334	13,605	1967	1987	(4)

California
555 California Street	640,911	221,903	893,324	22,853	221,903	916,177	1,138,080	93,905	1922/1969/1970	2007	(4)

Total Office Buildings	5,188,144	2,691,855	6,476,187	1,697,695	2,713,153	8,152,584	10,865,737	1,735,174

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Shopping Centers
California
Los Angeles (Beverly Connection)	100,000	72,996	131,510	16,954	72,996	148,464	221,460	14,275	2008	2005	(4)
San Jose	120,863	51,846	122,688	-	51,846	122,688	174,534	767	2008	2010	(4)
Sacramento	-	3,897	31,370	528	3,897	31,898	35,795	4,074		2006	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	2,555		2006	(4)
Pasadena	-	-	18,337	546	-	18,883	18,883	1,878		2007	(4)
San Francisco (3700 Geary Blvd)	-	11,857	4,444	27	11,857	4,471	16,328	578		2006	(4)
Signal Hill	-	9,652	2,940	1	9,652	2,941	12,593	313		2006	(4)
Walnut Creek (1556 Mount
Diablo Blvd)	-	5,909	-	740	5,908	741	6,649	-		2007	(4)
Redding	-	2,900	2,857	490	2,900	3,347	6,247	314		2006	(4)
Merced	-	1,725	1,907	215	1,725	2,122	3,847	289		2006	(4)
San Bernadino (1522 E. Highland Ave)	-	1,651	1,810	-	1,651	1,810	3,461	290		2004	(4)
Corona	-	-	3,073	-	-	3,073	3,073	493		2004	(4)
Vallejo	-	-	2,945	-	-	2,945	2,945	311		2006	(4)
San Bernadino (648 W. 4th St)	-	1,597	1,119	-	1,597	1,119	2,716	180		2004	(4)
Mojave	-	-	2,250	-	-	2,250	2,250	361		2004	(4)
Barstow	-	856	1,367	-	856	1,367	2,223	219		2004	(4)
Colton (1904 Ranchero Ave)	-	1,239	954	-	1,239	954	2,193	153		2004	(4)
Moreno Valley	-	639	1,156	-	639	1,156	1,795	186		2004	(4)
Rialto	-	434	1,173	-	434	1,173	1,607	188		2004	(4)
Desert Hot Springs	-	197	1,355	-	197	1,355	1,552	217		2004	(4)
Yucaipa	-	663	426	-	663	426	1,089	68		2004	(4)
Riverside (9155 Jurupa Road)	-	251	783	-	251	783	1,034	126		2004	(4)
Riverside (5571 Mission Blvd)	-	209	704	-	209	704	913	113		2004	(4)
Total California	220,863	171,217	355,098	19,501	171,216	374,600	545,816	27,948

Connecticut
Waterbury	14,765	667	4,504	4,787	667	9,291	9,958	5,295	1969	1969	(4)
Newington	11,870	2,421	1,200	860	2,421	2,060	4,481	642	1965	1965	(4)
Total Connecticut	26,635	3,088	5,704	5,647	3,088	11,351	14,439	5,937

Florida
Tampa (Hyde Park)	21,862	8,000	23,293	13,476	8,000	36,769	44,769	5,015		2005	(4)
Tampa	-	3,651	2,388	2,134	3,650	4,523	8,173	312		2006	(4)
Total Florida	21,862	11,651	25,681	15,610	11,650	41,292	52,942	5,327

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Illinois
Lansing	-	2,135	1,064	71	2,135	1,135	3,270	115		2006	(4)

Iowa
Dubuque	-	-	1,479	-	-	1,479	1,479	156		2006	(4)

Maryland
Rockville	-	3,470	20,599	123	3,470	20,722	24,192	3,019		2005	(4)
Baltimore (Towson)	16,502	581	3,227	8,768	581	11,995	12,576	4,061	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	1,952		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	570		2006	(4)
Glen Burnie	-	462	2,571	528	462	3,099	3,561	2,602	1958	1958	(4)
Total Maryland	16,502	4,513	41,416	9,419	4,513	50,835	55,348	12,204

Massachusetts
Dorchester	-	12,844	3,794	(3)	12,841	3,794	16,635	403		2006	(4)
Springfield	6,051	2,797	2,471	595	2,797	3,066	5,863	630	1993	1966	(4)
Chicopee	8,772	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	67
Total Massachusetts	14,823	16,536	6,265	852	16,533	7,120	23,653	1,100

Michigan
Roseville	-	30	6,128	1,461	30	7,589	7,619	1,569		2005	(4)
Battle Creek	-	1,264	2,144	(2,443)	264	701	965	75		2006	(4)
Midland	-	-	133	86	-	219	219	51		2006	(4)
Total Michigan	-	1,294	8,405	(896)	294	8,509	8,803	1,695

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	279,044	19,884	81,723	342,631	37,635	406,603	444,238	30,708	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	-	24,493	-	61,363	31,430	54,426	85,856	2,656	2009	2006	(4)
Union (Springfield Avenue)	30,108	19,700	45,090	-	19,700	45,090	64,790	4,039		2007	(4)
East Rutherford	14,359	-	36,727	(1)	-	36,726	36,726	2,481	2007	2007	(4)
East Hanover I and II	45,219	2,232	18,241	10,399	2,671	28,201	30,872	12,270	1962	1962/1998	(4)
Garfield	-	45	8,068	20,809	45	28,877	28,922	1,132	2009	1998	(4)
Lodi (Washington Street)	9,881	7,606	13,125	263	7,606	13,388	20,994	2,023		2004	(4)
Englewood	12,222	2,300	17,245	-	2,300	17,245	19,545	1,545		2007	(4)
Bricktown	33,755	1,391	11,179	6,123	1,391	17,302	18,693	9,775	1968	1968	(4)
Totowa	26,171	1,102	11,994	4,667	1,099	16,664	17,763	10,993	1957/1999	1957	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	843		2007	(4)
Carlstadt	7,442	-	16,457	12	-	16,469	16,469	1,307		2007	(4)

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
North Plainfield	-	500	13,983	1,635	500	15,618	16,118	10,173	1955	1989	(4)
East Brunswick II (339-341 Route 18 S.)	12,449	2,098	10,949	2,750	2,098	13,699	15,797	7,671	1972	1972	(4)
Manalapan	22,234	725	7,189	7,774	1,046	14,642	15,688	9,372	1971	1971	(4)
Marlton	18,239	1,611	3,464	9,706	1,611	13,170	14,781	5,936	1973	1973	(4)
Union (Route 22 and Morris Ave)	34,160	3,025	7,470	1,879	3,025	9,349	12,374	4,272	1962	1962	(4)
Hackensack	42,845	692	10,219	1,266	692	11,485	12,177	8,468	1963	1963	(4)
Wayne Towne Center	-	-	12,100	-	-	12,100	12,100	-	-	2010	(4)
Watchung	15,923	4,178	5,463	1,427	4,441	6,627	11,068	3,121	1994	1959	(4)
South Plainfield	5,414	-	10,044	224	-	10,268	10,268	917		2007	(4)
Eatontown	-	4,653	4,999	277	4,653	5,276	9,929	745		2005	(4)
Cherry Hill	14,649	5,864	2,694	1,347	4,864	5,041	9,905	3,777	1964	1964	(4)
Dover	13,896	559	6,363	2,920	559	9,283	9,842	5,481	1964	1964	(4)
Lodi (Route 17 N.)	11,985	238	9,446	-	238	9,446	9,684	2,655	1999	1975	(4)
East Brunswick I (325-333 Route 18 S.)	26,287	319	6,220	2,682	319	8,902	9,221	8,323	1957	1957	(4)
Jersey City	21,423	652	7,495	323	652	7,818	8,470	2,101	1965	1965	(4)
Morris Plains	22,581	1,104	6,411	852	1,104	7,263	8,367	6,683	1961	1985	(4)
Middletown	18,354	283	5,248	1,238	283	6,486	6,769	4,804	1963	1963	(4)
Woodbridge	21,828	1,509	2,675	1,783	1,539	4,428	5,967	2,296	1959	1959	(4)
Delran	-	756	4,468	545	756	5,013	5,769	4,865	1972	1972	(4)
Lawnside	11,291	851	3,164	1,282	851	4,446	5,297	3,818	1969	1969	(4)
Kearny	-	309	3,376	1,151	309	4,527	4,836	3,060	1938	1959	(4)
Bordentown	-	498	3,176	1,102	717	4,059	4,776	4,010	1958	1958	(4)
Turnersville	-	900	1,342	878	900	2,220	3,120	2,092	1974	1974	(4)
North Bergen (Kennedy Blvd)	5,385	2,308	636	34	2,308	670	2,978	378	1993	1959	(4)
Montclair	2,779	66	419	381	66	800	866	654	1972	1972	(4)
Total New Jersey	779,923	119,851	418,275	489,722	144,808	883,040	1,027,848	185,444

New York
Valley Stream (Green Acres Mall)	335,000	147,172	134,980	58,160	146,969	193,343	340,312	45,181	1956	1997	(4)
Bronx (Bruckner Blvd)	-	66,100	259,503	373	66,100	259,876	325,976	25,969		2007	(4)
Hicksville (Broadway Mall)	90,227	126,324	48,904	5,969	126,324	54,873	181,197	6,645		2005	(4)
Poughkeepsie	-	12,733	12,026	35,534	12,780	47,513	60,293	3,063	2009	2005	(4)
Huntington	17,602	21,200	33,667	186	21,200	33,853	55,053	2,674		2007	(4)
Mount Kisco	29,382	22,700	26,700	386	23,297	26,489	49,786	2,052		2007	(4)
Bronx (Gun Hill Road)	-	6,427	11,885	16,556	6,428	28,440	34,868	1,457	2009	2005	(4)
Staten Island	17,400	11,446	21,262	292	11,446	21,554	33,000	3,801		2004	(4)
Inwood	-	12,419	19,097	524	12,419	19,621	32,040	2,919		2004	(4)
Queens (99-01 Queens Blvd)	-	7,839	20,392	1,789	7,839	22,181	30,020	3,654		2004	(4)
West Babylon	-	6,720	13,786	70	6,720	13,856	20,576	1,313		2007	(4)
Freeport (437 E. Sunrise Highway)	22,581	1,231	4,747	1,480	1,231	6,227	7,458	4,725	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	749		2006	(4)
Buffalo (Amherst)	-	5,743	4,056	611	5,107	5,303	10,410	4,434	1968	1968	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	206		2007	(4)

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Albany (Menands)	-	460	2,091	2,313	460	4,404	4,864	3,314	1965	1965	(4)
Rochester (Henrietta)	-	-	2,647	1,142	-	3,789	3,789	3,381	1971	1971	(4)
Rochester	4,632	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 Sunrise Highway)	-	-	-	260	-	260	260	61		2005	(4)
Commack	-	-	43	213	-	256	256	15		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	126	1970	1976	(4)
Manhattan
1540 Broadway	-	105,914	214,208	17,856	105,914	232,064	337,978	10,704		2006	(4)
Manhattan Mall	72,639	88,595	113,473	73,018	88,595	186,491	275,086	19,222	2009	2007	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	4,004		2005	(4)
4 Union Square South	75,000	24,079	55,220	388	24,079	55,608	79,687	9,292	1965/2004	1993	(4)
478-482 Broadway	-	20,000	13,375	26,874	20,000	40,249	60,249	2,354	2009	2007	(4)
510 5th Avenue	32,189	34,200	23,175	-	34,200	23,175	57,375	143		2010	(4)
40 East 66th Street	-	13,616	34,635	121	13,616	34,756	48,372	4,287		2005	(4)
25 W. 14th Street	-	29,169	17,878	341	29,169	18,219	47,388	3,166		2004	(4)
155 Spring Street	-	13,700	30,544	1,664	13,700	32,208	45,908	2,991		2007	(4)
435 7th Avenue	51,844	19,893	19,091	37	19,893	19,128	39,021	4,026	2002	1997	(4)
692 Broadway	-	6,053	22,908	1,707	6,053	24,615	30,668	3,203		2005	(4)
715 Lexington Avenue	-	-	26,903	-	-	26,903	26,903	3,794	1923	2001	(4)
677-679 Madison Avenue	-	13,070	9,640	360	13,070	10,000	23,070	1,123		2006	(4)
431 7th Avenue	-	16,700	2,751	-	16,700	2,751	19,451	258		2007	(4)
484-486 Broadway	-	10,000	6,688	4,076	10,000	10,764	20,764	583	2009	2007	(4)
1135 Third Avenue	-	7,844	7,844	-	7,844	7,844	15,688	2,549		1997	(4)
387 West Broadway	-	5,858	7,662	364	5,858	8,026	13,884	1,376		2004	(4)
148 Spring Street	-	3,200	8,112	109	3,200	8,221	11,421	529		2008	(4)
150 Spring Street	-	3,200	5,822	137	3,200	5,959	9,159	392		2008	(4)
386 West Broadway	4,197	2,624	6,160	-	2,624	6,160	8,784	937		2004	(4)
488 8th Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	67		2007	(4)
484 8th Avenue	-	3,856	762	-	3,856	762	4,618	265		1997	(4)
825 7th Avenue	-	1,483	697	33	1,483	730	2,213	243		1997	(4)
Total New York	832,693	995,037	1,282,788	248,279	991,052	1,535,052	2,526,104	191,247

Pennsylvania
Wilkes Barre	20,727	6,053	26,646	113	6,053	26,759	32,812	2,067		2007	(4)
Philadelphia	-	933	23,650	6,228	933	29,878	30,811	8,066	1977	1994	(4)
Allentown	31,670	334	15,580	348	334	15,928	16,262	11,398	1957	1957	(4)
Bensalem	15,720	2,727	6,698	1,836	2,727	8,534	11,261	2,819	1972/1999	1972	(4)
Bethlehem	5,906	827	5,200	300	839	5,488	6,327	5,483	1966	1966	(4)
Wyomissing	-	-	2,646	2,411	-	5,057	5,057	2,177		2005	(4)
York	5,501	409	2,568	1,934	409	4,502	4,911	3,487	1970	1970	(4)
Broomall	11,291	850	2,171	774	850	2,945	3,795	2,826	1966	1966	(4)

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Lancaster	5,703	3,140	63	547	3,140	610	3,750	432	1966	1966	(4)
Upper Mooreland	-	683	1,868	900	683	2,768	3,451	2,605	1974	1974	(4)
Glenolden	7,238	850	1,820	471	850	2,291	3,141	1,800	1975	1975	(4)
Levittown	-	183	1,008	377	183	1,385	1,568	1,369	1964	1964	(4)
Springfield	-	-	-	167	-	167	167	-		2005	(4)
Total Pennsylvania	103,756	16,989	89,918	16,406	17,001	106,312	123,313	44,529

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	386		2006	(4)

Tennessee
Antioch	-	1,521	2,386	-	1,521	2,386	3,907	253		2006	(4)

Texas
Texarkana	-	-	458	33	-	491	491	53		2006	(4)

Utah
Ogden	-	1,714	2,431	(2,201)	713	1,231	1,944	113		2007	(4)

Virginia
Springfield (Springfield Mall)	-	35,168	265,964	(23,424)	49,516	228,192	277,708	33,789		2006	(4)
Norfolk	-	-	3,927	15	-	3,942	3,942	2,084		2005	(4)
Total Virginia	-	35,168	269,891	(23,409)	49,516	232,134	281,650	35,873

Washington
Bellingham	-	1,831	2,136	(1,970)	922	1,075	1,997	99		2005	(4)

Washington, DC
3040 M Street	-	7,830	27,490	45	7,830	27,535	35,365	3,412		2006	(4)

Wisconsin
Fond Du Lac	-	-	174	102	-	276	276	50		2006	(4)

Puerto Rico
Las Catalinas	57,737	15,280	64,370	8,104	15,280	72,474	87,754	22,543	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	3,591	9,267	70,257	79,524	24,304	1996	1997	(4)
Total Puerto Rico	177,737	24,462	131,121	11,695	24,547	142,731	167,278	46,847

Other	-	-	-	2,419	-	2,419	2,419	-			(4)

Total Retail Properties	2,194,794	1,420,920	2,675,814	791,325	1,453,422	3,434,637	4,888,059	562,788

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	550,000	64,528	319,146	159,448	64,535	478,587	543,122	146,382	1930	1998	(4)
350 North Orleans, Chicago	-	14,238	67,008	79,800	14,246	146,800	161,046	37,745	1977	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	83,932	386,154	239,248	83,947	625,387	709,334	184,127

Washington, DC
Washington Design Center	43,447	12,274	40,662	13,468	12,274	54,130	66,404	16,202	1919	1998	(4)

New York
7 West 34th Street	-	34,614	94,167	35,785	34,614	129,952	164,566	30,561	1901	2000	(4)
MMPI Piers	-	-	-	9,156	-	9,156	9,156	130		2008	(4)
Total New York	-	34,614	94,167	44,941	34,614	139,108	173,722	30,691

Massachusetts
Boston Design Center	68,538	-	93,915	7,238	-	101,153	101,153	13,547	1918	2005	(4)

California
Gift and Furniture Mart, Los Angeles	-	10,141	43,422	5,968	10,141	49,390	59,531	17,268	1958	2000	(4)

Other	-	-	-	3,273	-	3,273	3,273	-		2009	(4)

Total Merchandise Mart	661,985	140,961	658,320	314,136	140,976	972,441	1,113,417	261,835

Warehouse/Industrial
New Jersey
East Hanover	24,358	576	7,752	7,061	691	14,698	15,389	13,702	1972	1972	(4)
Edison	-	-	-	4,903	704	4,199	4,903	4,179	1962	1962	(4)
Total Warehouse/Industrial	24,358	576	7,752	11,964	1,395	18,897	20,292	17,881

Other Properties
Hotel Pennsylvania	-	29,903	121,712	72,410	29,904	194,121	224,025	62,224	1919	1997	(4)
220 Central Park South	123,750	115,720	16,420	111,068	115,720	127,488	243,208	20,119		2005	(4)
Wasserman	43,867	28,052	-	33,436	40,238	21,250	61,488	11,575		2005	(4)
40 East 66th Residential	-	29,199	85,798	(68,187)	18,194	28,616	46,810	3,250		2005	(4)
677-679 Madison	-	1,462	1,058	1,294	2,212	1,602	3,814	166		2006	(4)
Atlantic City, NJ	-	83,089	7	-	83,089	7	83,096	-		2010	(4)
Total Other Properties	167,617	287,425	224,995	150,021	289,357	373,084	662,441	97,334

Leasehold Improvements
Equipment and Other	-	-	-	124,976	-	124,976	124,976	88,985
Total December 31, 2010	$8,236,898	$4,541,737	$10,043,068	$3,090,117	$4,598,303	$13,076,619	$17,674,922	$2,763,997

VORNADO REALTY L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Notes:

(1)	Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $3.3 billion lower than the amount reported for financial statement purposes.
(3)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY L.P.
AND SUBSIDIARIES

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2010	2009	2008
Real Estate
Balance at beginning of period	$17,574,245	$17,432,906	$16,622,740
Additions during the period:
Land	347,345	-	95,980
Buildings & improvements	324,114	601,136	1,087,944
	18,245,704	18,034,042	17,806,664
Less: Assets sold and written-off	570,782	459,797	373,758
Balance at end of period	$17,674,922	$17,574,245	$17,432,906

Accumulated Depreciation
Balance at beginning of period	$2,441,344	$2,117,643	$1,765,443
Additions charged to operating expenses	428,788	433,785	407,753
	2,870,132	2,551,428	2,173,196
Less: Accumulated depreciation on assets
sold and written-off	106,135	110,084	55,553
Balance at end of period	$2,763,997	$2,441,344	$2,117,643

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.4		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.6		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.7		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.8		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.9		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.10		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.13		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.15		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.16		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.17		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.18		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.19		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.20		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.21		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.22		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.23		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.24		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.25		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.26		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

3.27		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
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
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007
_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.45		-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010. Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21,2010

4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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
Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.15		-	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty	*
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

10.16	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216)
filed December 26, 2002

10.17	**	-	Form of Stock Option Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

10.18	**	-	Form of Restricted Stock Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

10.19	**	-	Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

10.20	**	-	Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of	*
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

10.21	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by	*
reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on
May 1, 2006

10.22	**	-	Revolving Credit Agreement, dated as of June 28, 2006, among the Operating Partnership,	*
the banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of
America, N.A. and Citicorp North America, Inc., as Syndication Agents, Deutsche Bank
Trust Company Americas, Lasalle Bank National Association, and UBS Loan Finance
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

10.23	**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan	*
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

10.24	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.25		-	Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan	*
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.26	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.27	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.28	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.29	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.30		-	Revolving Credit Agreement, dated as of September 28, 2007, among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks signatory thereto, each as a
Bank, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as
Syndication Agent, Citicorp North America, Inc., Deutsche Bank Trust Company
Americas, and UBS Loan Finance LLC as Documentation Agents, and J.P. Morgan
Securities Inc. and Bank of America Securities LLC as Lead Arrangers and Bookrunners.
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

10.31		-	Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and	*
among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

10.32	**	-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted	*
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

10.33	**	-	Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated	*
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

10.34	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.35	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.36	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.37	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.40	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.41	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.42	**	-

Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Agreement.  Incorporated by
reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

*

10.43	**	-

Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement.
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

*

10.44	**	-

Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement.
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

*

10.45	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.46	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010. Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

12	-	Computation of Ratios

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer