Form 10-K/A
period 2011-12-31
VORNADO REALTY LP
filed 2012-03-05
CIK 1040765

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 24, 2012.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Vornado Realty L.P. (the “Company”) for the year ended December 31, 2011 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on March 2, 2012. The Company is filing this Amendment No. 1 solely to correct a technical error in Exhibit 101 to the Form 10-K that resulted in the Exhibit not being accepted for submission with the initial filing of our Form 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to such date.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections

PART IV

Item 15.              Exhibits, Financial Statement Schedules

(a)     The Company’s consolidated financial statements are set forth in Item 8 of its Annual Report on Form 10-K filed on March 2, 2012 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2011, 2010 and 2009 Page 177 of the Original Form 10-K
III--Real Estate and Accumulated Depreciation as of December 31, 2011 Page 178 of the Original Form 10-K

The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed as exhibits to the Original Form 10-K and this Amendment No 1.

Exhibit No.
12	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File No. 001-34482), filed on March 2, 2012
21	Subsidiaries of Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File No. 001-34482), filed on March 2, 2012
23

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to
Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

31.1

Rule 13a-14 (a) Certification of Chief Executive Officer – incorporated herein by reference to
Exhibit 31.1 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

31.2

Rule 13a-14 (a) Certification of Chief Financial Officer – incorporated herein by reference to
Exhibit 31.2 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

32.1

Section 1350 Certification of the Chief Executive Officer – incorporated herein by reference to
Exhibit 32.1 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

32.2

Section 1350 Certification of the Chief Financial Officer – incorporated herein by reference to
Exhibit 31.2 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished with this Form 10-K/A.

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
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45	**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2011.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2011 (File No. 001-11954) filed on
February 27, 2012.

12		-	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File No. 001-34482), filed on March 2, 2012	*

21		-	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File No. 001-34482), filed on March 2, 2012	*

23		-

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

*

31.1		-

Rule 13a-14 (a) Certification of the Chief Executive Officer – incorporated herein by reference to Exhibit 31.1 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011
(File No. 001-34482), filed on March 2, 2012

*

31.2		-

Rule 13a-14 (a) Certification of the Chief Financial Officer – incorporated herein by reference to
Exhibit 31.2 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File
No. 001-34482), filed on March 2, 2012

*

32.1		-

Section 1350 Certification of the Chief Executive Officer – incorporated herein by reference to
Exhibit 32.1 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File
No.001-34482), filed on March 2, 2012

*

32.2		-

Section 1350 Certification of the Chief Financial Officer – incorporated herein by reference to
Exhibit 32.2 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2011 (File
No.001-34482), filed on March 2, 2012

*

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