Form 10-Q
period 2012-03-31
VORNADO REALTY LP
filed 2012-05-11
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	March 31,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$4,677,940	$4,666,929
Buildings and improvements	12,720,139	12,709,356
Development costs and construction in progress	118,811	122,075
Leasehold improvements and equipment	128,391	128,651
Total	17,645,281	17,627,011
Less accumulated depreciation and amortization	(3,173,515)	(3,095,037)
Real estate, net	14,471,766	14,531,974
Cash and cash equivalents	614,359	606,553
Restricted cash	117,423	98,068
Marketable securities	754,510	741,321
Accounts receivable, net of allowance for doubtful accounts of $42,785 and $43,241	191,184	171,798
Investments in partially owned entities	1,285,104	1,233,650
Investment in Toys "R" Us	597,860	506,809
Real Estate Fund investments	324,514	346,650
Mezzanine loans receivable	133,143	133,948
Receivable arising from the straight-lining of rents, net of allowance of $3,986 and $4,046	750,017	728,626
Deferred leasing and financing costs, net of accumulated amortization of $218,111 and $245,087	387,481	376,292
Identified intangible assets, net of accumulated amortization of $361,856 and $359,944	304,385	319,704
Assets related to discontinued operations	-	251,202
Due from officers	-	13,127
Other assets	337,983	386,765
	$20,269,729	$20,446,487

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$8,434,938	$8,558,275
Senior unsecured notes	1,357,748	1,357,661
Exchangeable senior debentures	499,680	497,898
Convertible senior debentures due to Vornado	10,233	10,168
Revolving credit facility debt	-	138,000
Accounts payable and accrued expenses	453,578	423,512
Deferred revenue	500,266	516,259
Deferred compensation plan	99,810	95,457
Deferred tax liabilities	13,380	13,315
Liabilities related to discontinued operations	-	14,153
Other liabilities	139,660	152,665
Total liabilities	11,509,293	11,777,363
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,172,197 and 12,160,771 units outstanding	1,024,899	934,677
Series D cumulative redeemable preferred units - 9,000,001 units outstanding	226,000	226,000
Total redeemable partnership units	1,250,899	1,160,677
Equity:
Partners' capital	8,087,163	8,156,291
Earnings less than distributions	(1,312,670)	(1,401,704)
Accumulated other comprehensive income	67,174	73,729
Total Vornado Realty L.P. equity	6,841,667	6,828,316
Noncontrolling interests in consolidated subsidiaries	667,870	680,131
Total equity	7,509,537	7,508,447
	$20,269,729	$20,446,487

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2012	2011

REVENUES:
Property rentals	$557,413	$562,252
Tenant expense reimbursements	81,607	89,669
Cleveland Medical Mart development project	55,059	40,699
Fee and other income	33,387	34,263
Total revenues	727,466	726,883
EXPENSES:
Operating	276,826	286,362
Depreciation and amortization	139,437	129,833
General and administrative	55,890	58,946
Cleveland Medical Mart development project	52,761	38,278
Acquisition related costs and tenant buy-outs	685	18,270
Total expenses	525,599	531,689
Operating income	201,867	195,194
Income applicable to Toys "R" Us	116,471	112,944
Income from partially owned entities	20,033	16,284
Income from Real Estate Fund (of which $7,933 and ($74), respectively,
are attributable to noncontrolling interests)	11,762	1,080
Interest and other investment income, net	15,681	117,108
Interest and debt expense (including amortization of deferred financing
costs of $5,867 and $4,633, respectively)	(135,169)	(134,710)
Net gain on disposition of wholly owned and partially owned assets	-	6,677
Income before income taxes	230,645	314,577
Income tax expense	(7,096)	(6,382)
Income from continuing operations	223,549	308,195
Income from discontinued operations	56,715	137,626
Net income	280,264	445,821
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(9,597)	(1,350)
Net income attributable to Vornado Realty L.P.	270,667	444,471
Preferred unit distributions	(21,661)	(17,951)
NET INCOME attributable to Class A unitholders	$249,006	$426,520

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations	$0.97	$1.47
Income from discontinued operations	0.29	0.70
Net income per Class A unit	$1.26	$2.17
Weighted average units outstanding	196,864	195,859

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations	$0.97	$1.44
Income from discontinued operations	0.28	0.68
Net income per Class A unit	$1.25	$2.12
Weighted average units outstanding	203,801	203,828

DISTRIBUTIONS PER CLASS A UNIT	$0.69	$0.69

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands)	2012	2011

Net income	$280,264	$445,821
Other comprehensive income (loss):
Change in unrealized net gain on securities available-for-sale	12,693	68,039
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	(21,944)	(3,791)
Change in value of interest rate swap	2,386	(7,146)
Other	(123)	59
Comprehensive income	273,276	502,982
Less comprehensive income attributable to noncontrolling interests	(9,597)	(1,350)
Comprehensive income attributable to Vornado Realty L.P.	$263,679	$501,632

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$6,940,045	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	444,471	-	1,350	445,821
Net income attributable to redeemable
partnership units	-	-	-	-	(31,808)	-	-	(31,808)
Distributions to Vornado	-	-	-	-	(126,936)	-	-	(126,936)
Distributions to preferred unitholders	-	-	-	-	(13,559)	-	-	(13,559)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	320	27,539	-	-	-	27,539
Under Vornado's Omnibus share plan	-	-	240	15,037	(398)	-	-	14,639
Under Vornado's dividend reinvestment plan	-	-	5	434	-	-	-	434
Contributions:
Real Estate Fund	-	-	-	-	-	-	92,068	92,068
Other	-	-	-	-	-	-	170	170
Distributions:
Real Estate Fund	-	-	-	-	-	-	(11,027)	(11,027)
Conversion of Series A preferred units to
Class A units	(1)	(50)	2	50	-	-	-	-
Deferred compensation units and options	-	-	11	2,370	-	-	-	2,370
Change in unrealized net gain on securities
available-for-sale	-	-	-	-	-	68,039	-	68,039
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(3,791)	-	(3,791)
Change in value of interest rate swap	-	-	-	-	-	(7,146)	-	(7,146)
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(42,227)	-	-	-	(42,227)
Other	-	(105)	-	(173)	113	59	(41)	(147)
Balance, March 31, 2011	32,339	$782,933	184,240	$6,943,075	$(1,208,993)	$130,614	$597,215	$7,244,844

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	270,667	-	9,597	280,264
Net income attributable to redeemable
partnership units					(19,145)			(19,145)
Distributions to Vornado	-	-	-	-	(127,973)	-	-	(127,973)
Distributions to preferred unitholders	-	-	-	-	(17,787)	-	-	(17,787)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	158	13,028	-	-	-	13,028
Under Vornado's Omnibus share plan	-	-	389	7,578	(16,389)	-	-	(8,811)
Under Vornado's dividend reinvestment plan	-	-	5	411	-	-	-	411
Distributions:
Real Estate Fund	-	-	-	-	-	-	(21,856)	(21,856)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	7	5,916	(339)	-	-	5,577
Change in unrealized net gain on securities
available-for-sale	-	-	-	-	-	12,693	-	12,693
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(21,944)	-	(21,944)
Change in value of interest rate swap	-	-	-	-	-	2,386	-	2,386
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(96,061)	-	-	-	(96,061)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	433	-	433
Other	-	-	-	-	-	(123)	(2)	(125)
Balance, March 31, 2012	42,185	$1,021,555	185,642	$7,065,608	$(1,312,670)	$67,174	$667,870	$7,509,537

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$280,264	$445,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	145,304	136,860
Equity in net income of partially owned entities, including Toys “R” Us	(136,504)	(129,228)
Net gains on sale of real estate	(55,817)	(51,165)
Straight-lining of rental income	(21,808)	(13,942)
Distributions of income from partially owned entities	14,194	25,921
Amortization of below-market leases, net	(13,813)	(16,892)
Other non-cash adjustments	7,795	8,211
Unrealized gain on Real Estate Fund assets	(6,844)	-
Income from the mark-to-market of J.C. Penney derivative position	(1,045)	(17,163)
Net gain on extinguishment of debt	-	(83,907)
Mezzanine loans loss reversal and net gain on disposition	-	(82,744)
Net gain on disposition of wholly owned and partially owned assets	-	(6,677)
Changes in operating assets and liabilities:
Real Estate Fund investments	28,980	(85,536)
Accounts receivable, net	(19,386)	(10,475)
Prepaid assets	51,202	34,761
Other assets	(8,872)	2,947
Accounts payable and accrued expenses	40,609	30,906
Other liabilities	2,844	8,404
Net cash provided by operating activities	307,103	196,102

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	306,022	127,199
Investments in partially owned entities	(46,732)	(316,129)
Additions to real estate	(44,052)	(30,281)
Acquisitions of real estate and other	(21,054)	-
Development costs and construction in progress	(20,614)	(10,994)
Restricted cash	(19,355)	12,174
Proceeds from the repayment of loan to officer	13,123	-
Distributions of capital from partially owned entities	4,203	192,523
Proceeds from sales and repayments of mezzanine loans	554	73,608
Proceeds from sales of marketable securities	-	15,162
Investments in mezzanine loans receivable and other	-	(2,841)
Net cash provided by investing activities	172,095	60,421

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(884,679)	$(1,197,312)
Proceeds from borrowings	625,000	937,518
Distributions to Vornado	(127,973)	(126,936)
Distributions to redeemable security holders and noncontrolling interests	(34,092)	(23,639)
Repurchase of Class A units related to stock compensation agreements and related
tax withholdings	(30,034)	(570)
Distributions to preferred unitholders	(17,789)	(13,559)
Debt issuance and other costs	(9,822)	(12,161)
Proceeds received from exercise of Vornado stock options	7,997	15,470
Contributions from noncontrolling interests in consolidated subsidiaries	-	92,238
Net cash used in financing activities	(471,392)	(328,951)
Net increase (decrease) in cash and cash equivalents	7,806	(72,428)
Cash and cash equivalents at beginning of period	606,553	690,789
Cash and cash equivalents at end of period	$614,359	$618,361

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, net of capitalized interest of $16 and $0	$117,282	$108,458
Cash payments for income taxes	$2,563	$2,509

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$(96,061)	$(42,227)
Class A units issued upon redemption of redeemable Class A units, at redemption value	13,028	27,539
Change in unrealized net gain on securities available-for-sale	12,693	68,039
Contribution of mezzanine loan receivable to a joint venture	-	73,750
Like-kind exchange of real estate	-	(45,625)
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	-	(145,333)
Liabilities related to discontinued operations	-	(232,502)
Write-off of fully depreciated assets	(37,890)	(25,893)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership,” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in the Operating Partnership at March 31, 2012.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado Realty L.P. and its consolidated partially owned entities.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

3.    Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 12 – Fair Value Measurements).

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

As of March 31, 2012, the Fund has five investments with an aggregate fair value of approximately $324,514,000, or $18,839,000 in excess of cost, and has remaining unfunded commitments of $445,679,000, of which our share is $111,419,750.  Below is a summary of income from the Fund for the three months ended March 31, 2012 and 2011.

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2012	2011
Operating income	$4,918	$1,080
Net unrealized gains	6,844	-
Income from Real Estate Fund	11,762	1,080
Less (income) loss attributable to noncontrolling interests	(7,933)	74
Income from Real Estate Fund attributable to Vornado (1)	$3,829	$1,154

___________________________________

(1)

Excludes $541 and $579 of management, leasing and development fees in the three months ended March 31, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Marketable Securities and Derivative Instruments

Marketable Securities

Our portfolio of marketable securities is comprised of debt and equity securities that are classified as available for sale.  Available for sale securities are presented on our consolidated balance sheets at fair value.  Gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  Gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

In the three months ended March 31, 2011, we sold certain marketable securities for aggregate proceeds of $15,162,000, resulting in a net gain of $2,091,000.

Below is a summary of our marketable securities portfolio as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012				As of December 31, 2011
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$658,431	$591,069	$67,362	n/a	$653,228	$591,069	$62,159
Other	n/a	36,503	13,561	22,942	n/a	29,544	13,561	15,983
Debt securities	04/13 - 10/18	59,576	55,460	4,116	04/13 - 10/18	58,549	54,965	3,584
		$754,510	$660,090	$94,420		$741,321	$659,595	$81,726

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Marketable Securities and Derivative Instruments- continued

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 11.0% of its outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.75 per share, or $478,532,000 in the aggregate.  As of March 31, 2012, these shares have an aggregate fair value of $658,431,000, based on J.C. Penney’s closing share price of $35.43 per share.  Unrealized gains from the mark-to-market of these shares are included in “other comprehensive income” and were $5,203,000 and $66,903,000 in the three months ended March 31, 2012 and 2011, respectively.

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.86 per share, or $138,986,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income, net” on our consolidated statements of income.  In the three months ended March 31, 2012 and 2011, we recognized gains of $1,045,000 and $17,163,000, respectively, from the mark-to-market of the underlying common shares.

As of March 31, 2012, the aggregate economic net gain on our investment in J.C. Penney was $211,544,000, based on our economic cost of $26.39 per share.

6.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2012, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of March 31, 2012, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	January 28, 2012	October 29, 2011
Assets	$11,890,000	$13,221,000
Liabilities	9,894,000	11,530,000
Noncontrolling interests	29,000	-
Toys “R” Us, Inc. equity	1,967,000	1,691,000

	For the Three Months Ended
Income Statement:	January 28, 2012	January 29, 2011
Total revenues	$5,925,000	$5,972,000
Net income attributable to Toys	349,000	339,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2012, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of March 31, 2012, Alexander’s owed us $40,685,000 in fees under these agreements.

As of March 31, 2012, the market value of our investment in Alexander’s, based on Alexander’s March 31, 2012 closing share price of $393.88, was $651,504,000, or $462,362,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2012, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $58,833,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2012	December 31, 2011
Assets	$1,773,000	$1,771,000
Liabilities	1,410,000	1,408,000
Noncontrolling interests	4,000	4,000
Stockholders' equity	359,000	359,000

	For the Three Months Ended
Income Statement:	March 31, 2012	March 31, 2011
Total revenues	$64,000	$63,000
Net income attributable to Alexander’s	19,000	18,000

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of March 31, 2012, we own 18,468,969 Lexington common shares, or approximately 11.9% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

Based on Lexington’s March 31, 2012 closing share price of $8.99, the market value of our investment in Lexington was $166,036,000, or $109,930,000 in excess of the March 31, 2012 carrying amount on our consolidated balance sheet.  As of March 31, 2012, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $45,082,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized in 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2011	September 30, 2011
Assets	$3,078,000	$3,164,000
Liabilities	1,857,000	1,888,000
Noncontrolling interests	58,000	59,000
Shareholders’ equity	1,163,000	1,217,000

	For the Three Months Ended
Income Statement:	December 31, 2011	December 31, 2010
Total revenues	$83,000	$86,000
Net income attributable to Lexington	13,000	12,000

LNR Property LLC (“LNR”)

As of March 31, 2012, we own a 26.2% equity interest in LNR.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $78.7 billion as of December 31, 2011, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of March 31, 2012, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2011	September 30, 2011
Assets	$79,951,000	$128,536,000
Liabilities	79,214,000	127,809,000
Noncontrolling interests	16,000	55,000
LNR Property Corporation equity	721,000	672,000

	For the Three Months Ended
Income Statement:	December 31, 2011	December 31, 2010
Total revenues	$49,000	$36,000
Net income attributable to LNR	51,000	58,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of March 31, 2012 and December 31, 2011.

	Percentage	Balance as of
(Amounts in thousands)	Ownership at	March 31,	December 31,
Investments:	March 31, 2012	2012	2011
Toys	32.7%	$597,860	$506,809

Alexander’s	32.4%	$189,142	$189,775

Lexington	11.9%(1)	56,106	57,402

LNR	26.2%	187,251	174,408

India real estate ventures	4.0%-36.5%	100,571	80,499

Partially owned office buildings:
280 Park Avenue	49.5%	182,998	184,516
Rosslyn Plaza	43.7%-50.4%	62,562	53,333
West 57th Street properties	50.0%	58,841	58,529
One Park Avenue	30.3%	47,899	47,568
666 Fifth Avenue Office Condominium	49.5%	31,769	23,655
330 Madison Avenue	25.0%	22,238	20,353
1101 17th Street	55.0%	21,056	20,407
Fairfax Square	20.0%	6,199	6,343
Warner Building	55.0%	4,746	2,715
Other partially owned office buildings	Various	10,991	11,547

Other equity method investments:
Verde Realty Operating Partnership	8.3%	59,478	59,801
Independence Plaza	51.0%	50,194	48,511
Downtown Crossing, Boston	50.0%	46,821	46,691
Monmouth Mall	50.0%	7,805	7,536
Other equity method investments (2)	Various	138,437	140,061
		$1,285,104	$1,233,650

(1)	12.0% at December 31, 2011.

(2)	Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three months ended March 31, 2012 and 2011.

	Percentage	For the Three Months
(Amounts in thousands)	Ownership	Ended March 31,
Our Share of Net Income (Loss):	March 31, 2012	2012	2011
Toys:	32.7%
Equity in net income before income taxes		$157,387	$179,839
Income tax expense		(43,203)	(69,018)
Equity in net income		114,184	110,821
Management fees		2,287	2,123
		$116,471	$112,944

Alexander’s:	32.4%
Equity in net income		$6,132	$5,719
Management, leasing and development fees		2,262	2,292
		8,394	8,011

Lexington:	11.9%(1)
Equity in net income		930	720
Net gain resulting from Lexington's stock issuance		-	1,452
		930	2,172

LNR:	26.2%
Equity in net income		13,250	6,277
Tax settlement gain		-	8,977
		13,250	15,254

India real estate ventures	4.0%-36.5%	(793)	(207)

Partially owned office buildings:
Warner Building	55.0%
Equity in net income		(3,010)	(300)
Straight-line reserves and write-off of tenant improvements		-	(9,022)
		(3,010)	(9,322)
280 Park Avenue (acquired in May 2011)	49.5%	(5,595)	-
666 Fifth Avenue Office Condominium (acquired in December 2011)	49.5%	1,715	-
330 Madison Avenue	25.0%	794	619
1101 17th Street	55.0%	683	723
One Park Avenue (acquired in March 2011)	30.3%	331	(1,228)
West 57th Street properties	50.0%	313	98
Rosslyn Plaza	43.7%-50.4%	158	2,415
Fairfax Square	20.0%	(12)	(13)
Other partially owned office buildings	Various	527	2,089
		(4,096)	(4,619)

Other equity method investments:
Independence Plaza (acquired in June 2011)	51.0%	1,682	-
Monmouth Mall	50.0%	362	131
Downtown Crossing, Boston	50.0%	(334)	(506)
Verde Realty Operating Partnership	8.3%	(323)	(1,794)
Other equity method investments (2)	Various	961	(2,158)
		2,348	(4,327)

		$20,033	$16,284

(1)		12.6% at March 31, 2011.

(2)		Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of March 31, 2012 and December 31, 2011, none of which is recourse to us.

			Interest	100% of
	Percentage		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	Ownership at		March 31,	March 31,	December 31,
	March 31, 2012	Maturity	2012	2012	2011
Toys:	32.7%
Notes and mortgages payable		2012-2021	7.67%	$5,110,529	$6,047,521

Alexander's:	32.4%
Mortgage notes payable		2013-2018	3.52%	$1,327,234	$1,330,932

Lexington:	11.9%(1)
Mortgage notes payable		2012-2037	5.78%	$1,673,470	$1,712,750

LNR:	26.2%
Mortgage notes payable		2013-2031	4.29%	$392,952	$353,504
Liabilities of consolidated CMBS and CDO trusts		n/a	5.35%	78,714,179	127,348,336
				$79,107,131	$127,701,840

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
note payable	49.5%	02/19	6.76%	$1,050,235	$1,035,884
280 Park Avenue mortgage notes payable	49.5%	06/16	6.65%	737,892	737,678
Warner Building mortgage note payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage note payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage note payable	25.0%	06/15	1.74%	150,000	150,000
Fairfax Square mortgage note payable	20.0%	12/14	7.00%	70,768	70,974
Rosslyn Plaza mortgage note payable	43.7% to 50.4%	n/a	n/a	-	56,680
West 57th Street properties mortgage note payable	50.0%	02/14	4.94%	21,225	21,864
Other	Various	Various	6.38%	70,102	70,230
				$2,642,922	$2,686,010

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgage notes
payable	25.0%	2012-2022	12.61%	$239,543	$226,534

Other:
Verde Realty Operating Partnership mortgage notes
payable	8.3%	2013-2025	6.21%	$311,112	$340,378
Monmouth Mall mortgage note payable	50.0%	09/15	5.44%	161,589	162,153
Other(2)	Various	Various	4.88%	975,154	992,872
				$1,447,855	$1,495,403

(1)	12.0% at December 31, 2011.

(2)	Includes interests in Suffolk Downs, Fashion Centre Mall and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $24,477,803,000 and $37,531,298,000 as of March 31, 2012 and December 31, 2011, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,875,154,000 and $4,199,145,000 at March 31, 2012 and December 31, 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Mezzanine Loans Receivable

As of March 31, 2012 and December 31, 2011, the carrying amount of mezzanine loans receivable was $133,143,000 and $133,948,000, respectively.  These loans have a weighted average interest rate of 9.53% and maturities ranging from August 2014 to May 2016.

8.    Discontinued Operations

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

In the first quarter of 2012, we sold seven retail properties in separate transactions, for an aggregate of $83,670,000 in cash, which resulted in a net gain aggregating $906,000.

The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2012 and December 31, 2011 and their combined results of operations for the three months ended March 31, 2012 and 2011.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
350 West Mart Center	$-	$173,780	$-	$6,361
Retail properties	-	77,422	-	7,792
Total	$-	$251,202	$-	$14,153

			For the Three Months
(Amounts in thousands)			Ended March 31,
			2012	2011
Total revenues			$1,320	$16,215
Total expenses			422	13,661
			898	2,554
Net gain on sale of 350 West Mart Center			54,911	-
Net gain on extinguishment of High Point debt			-	83,907
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street			-	45,862
Net gain on sales of other real estate			906	5,303
Income from discontinued operations			$56,715	$137,626

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2012 and December 31, 2011.

	Balance as of
	March 31,	December 31,
(Amounts in thousands)	2012	2011
Identified intangible assets:
Gross amount	$666,241	$679,648
Accumulated amortization	(361,856)	(359,944)
Net	$304,385	$319,704
Identified intangible liabilities (included in deferred revenue):
Gross amount	$837,729	$841,440
Accumulated amortization	(385,886)	(374,253)
Net	$451,843	$467,187

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $13,813,000 and $16,606,000 for the three months ended March 31, 2012 and 2011, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$44,133
2014	37,504
2015	34,399
2016	31,339
2017	25,819

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $12,366,000 and $14,155,000 for the three months ended March 31, 2012 and 2011, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$40,162
2014	21,758
2015	16,757
2016	14,156
2017	11,709

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $344,000 and $344,000 for the three months ended March 31, 2012 and 2011, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$1,377
2014	1,377
2015	1,377
2016	1,377
2017	1,377

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		March 31,	March 31,	December 31,
Notes and mortgages payable:	Maturity (1)	2012	2012	2011
Fixed rate:
New York:
350 Park Avenue(2)	01/17	3.75%	$300,000	$430,000
Two Penn Plaza	03/18	5.13%	425,000	425,000
1290 Avenue of the Americas	01/13	5.97%	411,661	413,111
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
909 Third Avenue	04/15	5.64%	202,218	203,217
828-850 Madison Avenue Condominium - retail	06/18	5.29%	80,000	80,000
510 5th Avenue - retail	01/16	5.60%	31,612	31,732

Washington, DC:
Skyline Place(3)	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive	03/23	5.51%	150,000	150,000
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	107,766	108,423
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.45%	97,003	98,239
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	80,256	80,486
1550 and 1750 Crystal Drive	11/14	7.08%	75,946	76,624
220 20th Street	02/18	4.61%	74,739	75,037
1235 Clark Street	07/12	6.75%	51,045	51,309
2231 Crystal Drive	08/13	7.08%	43,205	43,819
1225 Clark Street	08/13	7.08%	25,844	26,211
1750 Pennsylvania Avenue	n/a	n/a	-	44,330

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.21%	582,389	585,398
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	87,111	87,750
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	55,471	55,912
Other	06/14-05/36	5.12%-7.30%	87,841	95,541

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	67,042	67,350

Other:
555 California Street	09/21	5.10%	600,000	600,000
Borgata Land	02/21	5.14%	60,000	60,000
Total fixed rate notes and mortgages payable		5.44%	$6,295,942	$6,489,282
___________________
See notes on page 21.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	March 31,	March 31,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2012	2012	2011
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.59%	$330,000	$330,000
100 West 33rd Street - office & retail(4)	03/17	L+250	2.74%	325,000	232,000
4 Union Square South - retail	04/14	L+325	3.49%	75,000	75,000
435 Seventh Avenue (5)	08/14	L+300 (5)	5.00%	51,224	51,353
866 UN Plaza	05/16	L+125	1.49%	44,978	44,978
Washington, DC:
2101 L Street	02/13	L+120	1.44%	148,125	150,000
River House Apartments	04/18	n/a (6)	1.60%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.99%	51,856	53,344
1730 M and 1150 17th Street	06/14	L+140	1.64%	43,581	43,581
Retail:
Green Acres Mall	02/13	L+140	1.65%	308,825	325,045
Bergen Town Center	03/13	L+150	1.74%	282,312	283,590
San Jose Strip Center	03/13	L+400	4.25%	110,619	112,476
Beverly Connection (7)	09/14	L+425 (7)	4.75%	100,000	100,000
Cross-collateralized mortgages on 40 strip
shopping centers (8)	09/20	L+136 (8)	2.36%	60,000	60,000
Other	11/12	L+375	3.99%	19,726	19,876
Other:
220 Central Park South	10/13	L+275	2.99%	123,750	123,750
Total variable rate notes and mortgages payable			2.48%	2,138,996	2,068,993
Total notes and mortgages payable			4.69%	$8,434,938	$8,558,275

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,503	$499,462
Senior unsecured notes due 2039 (9)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,245	398,199
Total senior unsecured notes			5.70%	$1,357,748	$1,357,661

3.88% exchangeable senior debentures(10)	04/12		5.32%	$499,680	$497,898

2.85% convertible senior debentures due to Vornado(10)	04/12		5.45%	$10,233	$10,168

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility
($22,085 reserved for outstanding letters of credit)	06/16	L+135	-	$-	$-
$1.25 billion unsecured revolving credit facility	11/16	L+125	-	-	138,000
Total unsecured revolving credit facilities			-	$-	$138,000
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

(3)

In the first quarter of 2012, we notified the lender that this property had a 26% vacancy rate, which is expected to increase due to scheduled lease expirations resulting primarily from the effects of the Base Realignment and Closure statute. Based on the projected vacancy and the significant amount of capital required to re-tenant this property, at our request, the mortgage loan was transferred to the special servicer.

(4)

On March 5, 2012, we completed a $325,000 refinancing of this property. The three-year loan bears interest at LIBOR plus 2.50% and has two one-year extension options. We retained net proceeds of approximately $87,000, after repaying the existing loan and closing costs.

(5)	LIBOR floor of 2.00%.

(6)	Interest at the Freddie Mac Reference Note Rate plus 1.53%.

(7)	LIBOR floor of 0.50%.

(8)	LIBOR floor of 1.00%.

(9)	May be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(10)	In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215 in cash.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt – continued

       Pursuant to the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible senior debentures due to Vornado and exchangeable senior debentures.

	3.88% Exchangeable		2.85% Convertible Senior
(Amounts in thousands, except per unit amounts)	Senior Debentures		Debentures due to Vornado
	March 31,	December 31,	March 31,	December 31,
Balance Sheet:	2012	2011	2012	2011
Principal amount of debt component	$499,982	$499,982	$10,233	$10,233
Unamortized discount	(302)	(2,084)	-	(65)
Carrying amount of debt component	$499,680	$497,898	$10,233	$10,168
Carrying amount of equity component	$32,301	$32,301	$956	$956
Effective interest rate	5.32%	5.32%	5.45%	5.45%
Maturity date (period through which discount is being amortized)	4/15/12		4/1/12
Conversion price per Class A unit, as adjusted	$86.40		$155.79
Number of Class A units on which the aggregate consideration to be
delivered upon conversion is determined	- (1)		- (1)
__________________

(1)	In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215 in cash.

	For the Three Months Ended
(Amounts in thousands)	March 31,
Income Statement:	2012	2011
3.88% Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844
Discount amortization – original issue	421	399
Discount amortization – ASC 470-20 implementation	1,361	1,291
	$6,626	$6,534

2.85% Convertible Senior Debentures due to Vornado:
Coupon interest	$73	$73
Discount amortization – original issue	11	11
Discount amortization – ASC 470-20 implementation	54	52
	$138	$136

3.63% Convertible Senior Debentures due to Vornado:
Coupon interest	$-	$1,623
Discount amortization – original issue	-	196
Discount amortization – ASC 470-20 implementation	-	526
	$-	$2,345

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

(Amounts in thousands)
Balance at December 31, 2010	$1,327,974
Net income	31,808
Distributions	(12,702)
Redemption of Class A units, at redemption value	(27,539)
Adjustments to carry redeemable Class A units at redemption value	42,227
Other, net	4,752
Balance at March 31, 2011	$1,366,520

Balance at December 31, 2011	$1,160,677
Net income	19,145
Distributions	(12,236)
Redemption of Class A units, at redemption value	(13,028)
Adjustments to carry redeemable Class A units at redemption value	96,061
Other, net	280
Balance at March 31, 2012	$1,250,899

As of March 31, 2012 and December 31, 2011, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,024,899,000 and $934,677,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $54,865,000 as of March 31, 2012 and December 31, 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) Real Estate Fund investments, and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2012 and December 31, 2011, respectively.

	As of March 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$754,510	$754,510	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	324,514	-	-	324,514
Deferred compensation plan assets (included in other assets)	99,810	40,929	-	58,881
Derivative positions in marketable equity securities
(included in other assets)	31,645	-	31,645	-
Total assets	$1,210,479	$795,439	$31,645	$383,395

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$741,321	$741,321	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	346,650	-	-	346,650
Deferred compensation plan assets (included in other assets)	95,457	39,236	-	56,221
Derivative positions in marketable equity securities
(included in other assets)	30,600	-	30,600	-
Total assets	$1,214,028	$780,557	$30,600	$402,871

Mandatorily redeemable instruments (included in other liabilities)	$54,865	$54,865	$-	$-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Real Estate Fund Investments

As of March 31, 2012, our real estate fund has five investments with an aggregate fair value of approximately $324,514,000, or $18,839,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 2.3 to 6.8 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments for the quarter ended March 31, 2012.

Weighted Average
(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 23.3%	15.0%
Terminal capitalization rates	5.5% to 6.8%	5.9%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit.  Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments.  The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows.  Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate, may be partially offset by a change in the discount rate.  It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.  The table below summarizes the changes in the fair value of Fund investments for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Beginning balance	$346,650	$144,423
Purchases	-	100,238
Sales	(31,052)	-
Realized and unrealized gains	6,844	698
Other, net	2,072	(14,702)
Ending balance	$324,514	$230,657

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Deferred Compensation Plan Assets

Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties.  We receive quarterly financial reports from a third-party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund.  The quarterly reports provide net asset values on a fair value basis which are audited by independent public accounting firms on an annual basis.  The third-party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements. The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Beginning balance	$56,221	$47,850
Purchases	3,611	1,286
Sales	(3,395)	-
Realized and unrealized gains	2,392	3,623
Other, net	52	(1,147)
Ending balance	$58,881	$51,612

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair values of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of our mezzanine loans receivable is classified as Level 3 and the fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$133,143	$128,000	$133,948	$129,000
Debt:
Notes and mortgages payable	$8,434,938	$8,505,000	$8,558,275	$8,686,000
Senior unsecured notes	1,357,748	1,439,000	1,357,661	1,426,000
Exchangeable senior debentures	499,680	501,000	497,898	510,000
Convertible senior debentures due
to Vornado	10,233	10,000	10,168	10,000
Revolving credit facility debt	-	-	138,000	138,000
	$10,302,599	$10,455,000	$10,562,002	$10,770,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Incentive Compensation

Vornado’s Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three months ended March 31, 2012 and 2011 consists of Vornado stock option awards, Vornado restricted stock awards, unit awards and out-performance plan awards.  Stock-based compensation expense was $6,609,000 and $7,146,000 in the three months ended March 31, 2012 and 2011, respectively.

On March 30, 2012, the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) approved the 2012 formulaic annual incentive program for Vornado’s senior executive management team.  Under the program, Vornado’s senior executive management team, including Vornado’s Chairman and its President and Chief Executive Officer, will have the ability to earn annual incentive payments (cash or equity) if and only if Vornado achieves comparable funds from operations (“Comparable FFO”) of at least 80% or more of the prior year Comparable FFO.  Moreover, even if Vornado achieves the stipulated Comparable FFO performance requirement, the Committee retains the right, consistent with best practices, to elect to make no payments under the program.  Comparable FFO excludes the impact of certain non-recurring items such as income or loss from discontinued operations, the sale or mark-to-market of marketable securities or derivatives and early extinguishment of debt, restructuring costs and non-cash impairment losses, among others, and thus the Committee believes provides a better metric than total FFO for assessing management’s performance for the year.  Aggregate incentive awards earned under the program are subject to a cap of 1.25% of Comparable FFO for the year, with individual award allocations determined by the Committee based on an assessment of individual and overall performance.

On March 30, 2012, the Committee also approved the 2012 Out-Performance Plan, a multi-year, performance-based equity compensation plan (the “2012 OPP”).  The aggregate notional amount of the 2012 OPP is $40,000,000.  Under the 2012 OPP, participants, including Vornado’s Chairman and its President and Chief Executive Officer, have the opportunity to earn compensation payable in the form of equity awards if and only if Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to a relative TSR in any year during a three-year performance period.   Specifically, awards under Vornado’s 2012 OPP may be earned if Vornado (i) achieves a TSR above that of the SNL US REIT Index (the “Index”) over a one-year, two-year or three-year performance period (the “Relative Component”), and/or (ii) achieves a TSR level greater than 7% per annum, or 21% over the three-year performance period (the “Absolute Component”).  To the extent awards would be earned under the Absolute Component of the 2012 OPP but Vornado underperforms the Index, such awards would be reduced (and potentially fully negated) based on the degree to which Vornado underperforms the Index.  In certain circumstances, in the event Vornado outperforms the Index but awards would not otherwise be earned under the Absolute Component, awards may still be earned under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but Vornado fails to achieve at least a 6% per annum absolute TSR level, such awards would be reduced based on Vornado’s absolute TSR performance, with no awards being earned in the event Vornado’s TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which Vornado may outperform the Index.  If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements. Distributions on awards issued accrue during the performance period and are paid to participants if and only if awards are ultimately earned based on the achievement of the designated performance objectives.  Awards earned under the 2012 OPP vest 33% in year three, 33% in year four and 34% in year five.  The fair value of the 2012 OPP on the date of grant, as adjusted for estimated forfeitures, was $12,250,000, and is being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.    Fee and Other Income

The following table sets forth the details of our fee and other income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2012	2011
BMS cleaning fees	$15,510	$15,423
Management and leasing fees	4,381	4,106
Lease termination fees	411	1,176
Other income	13,085	13,558
	$33,387	$34,263

Fee and other income above includes management fee income from Interstate Properties, a related party, of $199,000 and $197,000 for the three months ended March 31, 2012 and 2011, respectively.  The above table excludes management fee income from Alexander’s and Toys, among others, which is included in income from partially owned entities (see Note 6 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income, Net

          The following table sets forth the details of our interest and other investment income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2012	2011
Dividends and interest on marketable securities	$6,247	$7,667
Mark-to-market of investments in our deferred compensation plan (1)	4,127	4,952
Interest on mezzanine loans	2,851	2,644
Income from the mark-to-market of J.C. Penney derivative position	1,045	17,163
Mezzanine loans loss reversal and net gain on disposition	-	82,744
Other, net	1,411	1,938
	$15,681	$117,108
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.    Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted units and exchangeable senior debentures.

	For the Three Months
(Amounts in thousands, except per unit amounts)	Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$223,549	$308,195
Income from discontinued operations	56,715	137,626
Net income	280,264	445,821
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(9,597)	(1,350)
Net income attributable to Vornado Realty L.P.	270,667	444,471
Preferred unit distributions	(21,661)	(17,951)
Net income attributable to Class A unitholders	249,006	426,520
Earnings allocated to unvested participating securities	(1,078)	(1,842)
Numerator for basic income per Class A unit	247,928	424,678
Impact of assumed conversions:
Interest on 3.88% exchangeable senior debentures	6,626	6,534
Convertible preferred unit distributions	29	32
Numerator for diluted income per Class A unit	$254,583	$431,244

Denominator:
Denominator for basic income per Class A unit – weighted average units	196,864	195,859
Effect of dilutive securities(1):
3.88% exchangeable senior debentures	5,736	5,736
Vornado stock options and restricted unit awards	1,151	2,177
Convertible preferred units	50	56
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,801	203,828

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.97	$1.47
Income from discontinued operations	0.29	0.70
Net income per Class A unit	$1.26	$2.17

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.97	$1.44
Income from discontinued operations	0.28	0.68
Net income per Class A unit	$1.25	$2.12

(1)

The effect of dilutive securities in the three months ended March 31, 2012 and 2011 excludes an aggregate of 1,027 and 487 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.    Commitments and Contingencies

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $269,444,000.

At March 31, 2012, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.

As of March 31, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $288,337,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.          Commitments and Contingencies – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  Stop & Shop has filed a motion to dismiss this action.

As of March 31, 2012, we have a $43,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $43,400,000.

18.    Related Party Transactions

On March 8, 2012, Steven Roth, the Chairman of Vornado’s Board of Trustees, repaid his $13,122,500 outstanding loan from Vornado.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 34 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended March 31, 2012
					Retail	Merchandise
	Total	New York		Washington, DC	Properties	Mart	Toys	Other
Property rentals	$521,792	$233,936		$129,607	$79,914	$56,086	$-	$22,249
Straight-line rent adjustments	21,808	17,129		1,814	2,029	476	-	360
Amortization of acquired below-
market leases, net	13,813	7,695		523	4,230	(3)	-	1,368
Total rentals	557,413	258,760		131,944	86,173	56,559	-	23,977
Tenant expense reimbursements	81,607	36,712		10,384	30,794	2,149	-	1,568
Cleveland Medical Mart development
project	55,059	-		-	-	55,059	-	-
Fee and other income:
BMS cleaning fees	15,510	22,647		-	-	-	-	(7,137)
Management and leasing fees	4,381	907		2,783	664	45	-	(18)
Lease termination fees	411	23		-	-	388	-	-
Other	13,085	6,347		5,784	351	706	-	(103)
Total revenues	727,466	325,396		150,895	117,982	114,906	-	18,287
Operating expenses	276,826	145,672		49,003	45,933	33,553	-	2,665
Depreciation and amortization	139,437	53,759		44,153	21,614	9,365	-	10,546
General and administrative	55,890	8,587		6,953	6,333	6,219	-	27,798
Cleveland Medical Mart development
project	52,761	-		-	-	52,761	-	-
Acquisition related costs and
tenant buy-outs	685	-		-	-	-	-	685
Total expenses	525,599	208,018		100,109	73,880	101,898	-	41,694
Operating income (loss)	201,867	117,378		50,786	44,102	13,008	-	(23,407)
Income applicable to Toys	116,471	-		-	-	-	116,471	-
Income (loss) from partially owned
entities	20,033	4,386		(1,870)	576	156	-	16,785
Income from Real Estate Fund	11,762	-		-	-	-	-	11,762
Interest and other investment
income, net	15,681	1,052		57	14	3	-	14,555
Interest and debt expense	(135,169)	(36,141)		(30,411)	(19,295)	(8,634)	-	(40,688)
Income (loss) before income taxes	230,645	86,675		18,562	25,397	4,533	116,471	(20,993)
Income tax expense	(7,096)	(601)		(490)	-	(1,162)	-	(4,843)
Income (loss) from continuing
operations	223,549	86,074		18,072	25,397	3,371	116,471	(25,836)
Income (loss) from discontinued operations	56,715	(608)		-	2,519	54,804	-	-
Net income (loss)	280,264	85,466		18,072	27,916	58,175	116,471	(25,836)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(9,597)	(2,176)		-	114	-	-	(7,535)
Net income (loss) attributable to
Vornado Realty L.P.	270,667	83,290		18,072	28,030	58,175	116,471	(33,371)
Interest and debt expense(2)	193,082	47,058		33,657	20,438	8,790	31,569	51,570
Depreciation and amortization(2)	191,173	61,911		48,260	22,275	9,478	34,706	14,543
Income tax expense(2)	51,440	693		523	-	1,162	43,203	5,859
EBITDA(1)	$706,362	$192,952	(3)	$100,512	$70,743	$77,605	$225,949	$38,601	(4)

See notes on page 34.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2011
					Retail	Merchandise
	Total	New York		Washington, DC	Properties	Mart	Toys	Other
Property rentals	$532,865	$233,874		$138,884	$79,811	$57,292	$-	$23,004
Straight-line rent adjustments	12,781	10,098		(5)	1,972	(314)	-	1,030
Amortization of acquired below-
market leases, net	16,606	11,669		466	3,315	17	-	1,139
Total rentals	562,252	255,641		139,345	85,098	56,995	-	25,173
Tenant expense reimbursements	89,669	38,905		9,297	34,003	3,200	-	4,264
Cleveland Medical Mart development
project	40,699	-		-	-	40,699	-	-
Fee and other income:
BMS cleaning fees	15,423	22,042		-	-	-	-	(6,619)
Management and leasing fees	4,106	769		2,885	555	103	-	(206)
Lease termination fees	1,176	65		1,111	-	-	-	-
Other	13,558	5,658		5,345	500	2,019	-	36
Total revenues	726,883	323,080		157,983	120,156	103,016	-	22,648
Operating expenses	286,362	143,375		48,836	50,134	38,667	-	5,350
Depreciation and amortization	129,833	54,812		33,684	21,412	9,329	-	10,596
General and administrative	58,946	7,534		6,537	7,212	7,545	-	30,118
Cleveland Medical Mart development
project	38,278	-		-	-	38,278	-	-
Acquisition related costs and
tenant buy-outs	18,270	15,000		-	-	3,040	-	230
Total expenses	531,689	220,721		89,057	78,758	96,859	-	46,294
Operating income (loss)	195,194	102,359		68,926	41,398	6,157	-	(23,646)
Income applicable to Toys	112,944	-		-	-	-	112,944	-
Income (loss) from partially owned
entities	16,284	6,904		(3,915)	221	76	-	12,998
Income from Real Estate Fund	1,080	-		-	-	-	-	1,080
Interest and other investment
income, net	117,108	1,072		32	8	9	-	115,987
Interest and debt expense	(134,710)	(36,584)		(28,926)	(19,520)	(9,338)	-	(40,342)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-		-	-	-	-	6,677
Income (loss) before income taxes	314,577	73,751		36,117	22,107	(3,096)	112,944	72,754
Income tax expense	(6,382)	(519)		(738)	(5)	(410)	-	(4,710)
Income (loss) from continuing
operations	308,195	73,232		35,379	22,102	(3,506)	112,944	68,044
Income from discontinued operations	137,626	123		46,466	6,339	84,698	-	-
Net income	445,821	73,355		81,845	28,441	81,192	112,944	68,044
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,350)	(2,271)		-	155	-	-	766
Net income attributable to
Vornado Realty L.P.	444,471	71,084		81,845	28,596	81,192	112,944	68,810
Interest and debt expense(2)	198,848	40,289		32,221	20,670	12,907	40,135	52,626
Depreciation and amortization(2)	185,848	56,709		41,899	22,375	11,175	34,673	19,017
Income tax expense (benefit)(2)	66,828	467		848	5	410	69,018	(3,920)
EBITDA(1)	$895,995	$168,549	(3)	$156,813	$71,646	$105,684	$256,770	$136,533	(4)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2012	2011
	Office and retail(a)	$180,137	$155,365
	Alexander's	13,371	13,281
	Hotel Pennsylvania	(556)	(97)
	Total New York	$192,952	$168,549

	(a)	The EBITDA for the three months ended March 31, 2011 is after a $15,000 expense for the buy-out of a below market lease.

(4)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,118	$980
	Net unrealized gains	1,711	174
	Total	3,829	1,154
	LNR	15,562	9,390
	555 California Street	10,315	10,965
	Lexington	9,218	10,541
	Other investments	9,300	8,201
		48,224	40,251
	Corporate general and administrative expenses(a)	(22,317)	(21,355)
	Investment income and other, net(a)	10,445	13,083
	Fee income from Alexander's	1,889	1,887
	Income from the mark-to-market of J.C. Penney derivative position	1,045	17,163
	Acquisition costs	(685)	(230)
	Mezzanine loans loss reversal and net gain on disposition	-	82,744
	Net gain on sale of condominiums	-	4,586
	Real Estate Fund placement fees	-	(3,048)
	Net gain resulting from Lexington's stock issuance	-	1,452
		$38,601	$136,533

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of March 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in method of presenting comprehensive income due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 11, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended March 31, 2012.

	Total Return(1)
	Vornado	RMS	SNL
One-year	(0.5%)	13.0%	11.9%
Three-year	178.9%	195.6%	192.8%
Five-year	(16.4%)	(0.8%)	2.9%
Ten-year	194.2%	169.1%	181.1%

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for additional information regarding these factors.

Overview - continued

Quarter Ended March 31, 2012 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended March 31, 2012 was $249,006,000, or $1.25 per diluted unit, compared to $426,520,000, or $2.12 per diluted unit, for the quarter ended March 31, 2011.  Net income for the quarters ended March 31, 2012 and 2011 include $56,478,000 and $51,165,000, respectively, of net gains on sale of real estate, and $8,875,000 for our share of real estate impairment losses recorded by certain of our partially owned entities, for the quarter ended March 31, 2012.  In addition, the quarters ended March 31, 2012 and 2011 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders by $49,318,000, or $0.24 per diluted unit for the quarter ended March 31, 2012 and $235,355,000, or $1.15 per diluted unit for the prior year’s quarter.

	For the Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
Income from the mark-to-market of J.C. Penney derivative position	$1,045	$17,163
Net gain on extinguishment of debt	-	83,907
Mezzanine loans loss reversal and net gain on disposition	-	82,744
Our share of LNR's tax settlement gain	-	8,977
Buy-out of a below market lease	-	(15,000)
Income attributable to discontinued operations	898	2,554
Other, net	(228)	3,845
Items that affect comparability	$1,715	$184,190

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2012 over the quarter ended March 31, 2011 and the trailing quarter ended December 31, 2011 are summarized below.

					Retail	Merchandise
Same Store EBITDA:		New York		Washington, DC	Properties	Mart
	March 31, 2012 vs. March 31, 2011
	GAAP basis	3.5%		(7.1%)	(0.5%)	5.4%
	Cash Basis	1.8%		(8.2%)	(0.1%)	2.4%
	March 31, 2012 vs. December 31, 2011
	GAAP basis	(8.7%)	(1)	(0.5%)	(2.7%)	11.6%
	Cash Basis	(11.3%)	(1)	(2.1%)	(2.9%)	7.1%

(1)	Excluding the seasonality impact of the Hotel Pennsylvania, same store decreased by 3.2% and 5.4% on a GAAP and Cash basis, respectively.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2012 Dispositions

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

In the first quarter of 2012, we sold seven retail properties in separate transactions, for an aggregate of $83,670,000 in cash, which resulted in a net gain aggregating $906,000.

2012 Financing Activities

Secured Debt

On January 9, 2012, we completed a $300,000,000 refinancing of 350 Park Avenue, a 559,000 square foot Manhattan office building. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000,000 of existing cash were used to repay the existing loan and closing costs.

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located on the entire Sixth Avenue block front between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% (2.74% at March 31, 2012) and has two one-year extension options.  We retained net proceeds of approximately $87,000,000 after repaying the existing loan and closing costs.

Senior Unsecured Debt

In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215 in cash.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2012.

Overview - continued

Leasing Activity:

The leasing activity in the table below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Tenant improvements and leasing commissions are based on our share of square feet leased during the period.  Second generation relet space represents square footage that has not been vacant for more than nine months.  The leasing activity for the New York segment excludes Alexander’s and the Hotel Pennsylvania.

		New York		Washington,	Retail Properties		Merchandise Mart
(Square feet in thousands)		Office	Retail	DC	Strips	Malls(3)	Office	Showroom

Quarter Ended March 31, 2012:
Total square feet leased		513	34	712	522	43	2	156
Our share of square feet leased:		509	34	628	522	38	2	156
	Initial rent (1)	$53.63	$238.11	$40.42	$18.76	$38.58	$23.50	$35.89
	Weighted average lease term (years)	9.1	2.5	6.0	8.2	5.2	5.0	7.0
	Second generation relet space:
	Square feet	482	10	589	386	6	2	156
	Cash basis:
	Initial rent (1)	$53.94	$563.76	$40.44	$15.02	$104.61	$23.50	$35.89
	Prior escalated rent	$52.76	$311.13	$40.07	$14.31	$98.50	$23.50	$36.99
	Percentage increase (decrease)	2.2%	81.2%	0.9%	5.0%	6.2%	-%	(3.0%)
	GAAP basis:
	Straight-line rent (2)	$52.88	$598.83	$39.88	$15.94	$106.32	$25.50	$36.22
	Prior straight-line rent	$51.35	$292.75	$38.77	$12.62	$95.75	$25.50	$32.94
	Percentage increase	3.0%	104.6%	2.9%	26.3%	11.0%	-%	10.0%
	Tenant improvements and leasing
	commissions:
	Per square foot	$42.54	$49.23	$31.61	$12.84	$5.77	$13.60	$13.38
	Per square foot per annum:	$4.66	$19.59	$5.28	$1.57	$1.11	$2.72	$1.91
	Percentage of initial rent	8.7%	8.2%	13.1%	8.4%	2.9%	11.6%	5.3%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended March 31, 2012 and 2011 were $479 and $470, respectively.

Overview – continued

Square footage (in service) and Occupancy as of March 31, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,298	16,441	96.2%
Retail	46	2,223	1,977	94.5%
Alexander's	7	3,389	1,098	97.8%
Hotel Pennsylvania	1	1,400	1,400
		26,310	20,916	96.1%

Washington, DC	77	19,998	17,391	87.5%(1)

Retail Properties:
Strips	123	16,663	16,080	93.5%
Regional Malls	7	7,244	5,603	92.3%
		23,907	21,683	93.2%

Merchandise Mart:
Office	5	1,762	1,753	87.2%
Showroom	5	3,915	3,915	81.9%
		5,677	5,668	83.5%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	6	1,507	1,507	38.9%
		3,302	2,764

Total square feet at March 31, 2012		79,194	68,422

(1)	The occupancy rate for office properties excluding residential and other properties is 85.4%

Square footage (in service) and Occupancy as of December 31, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,571	16,598	96.2%
Retail	46	2,239	1,982	95.6%
Alexander's	7	3,389	1,098	97.8%
Hotel Pennsylvania	1	1,400	1,400
		26,599	21,078	96.2%

Washington, DC	77	20,529	17,925	90.3%(1)

Retail Properties:
Strips	127	16,930	16,347	93.1%
Regional Malls	7	7,278	5,631	92.0%
		24,208	21,978	92.8%

Merchandise Mart:
Office	5	1,648	1,639	90.5%
Showroom	5	4,014	4,014	83.0%
		5,662	5,653	85.1%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	6	1,507	1,507	35.2%
		3,302	2,764

Total square feet at December 31, 2011		80,300	69,398

(1)	The occupancy rate for office properties excluding residential and other properties is 89.0%

Overview - continued

Square footage (in service) and Occupancy as of March 31, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	28	17,432	15,647	96.1%
Retail	44	2,124	1,962	96.9%
Alexander's	7	3,402	1,102	96.9%
Hotel Pennsylvania	1	1,400	1,400
		24,358	20,111	96.2%

Washington, DC	82	21,171	17,829	93.7%(1)

Retail Properties:
Strips	129	17,189	16,861	92.3%
Regional Malls	7	6,966	5,455	91.7%
		24,155	22,316	92.2%

Merchandise Mart:
Office	5	1,551	1,542	90.7%
Showroom	5	4,109	4,109	93.7%
		5,660	5,651	92.9%

Other
555 California Street	3	1,795	1,257	93.0%
Primarily Warehouses	6	1,523	1,509	48.2%
		3,318	2,766

Total square feet at March 31, 2011		78,662	68,673

(1)	The occupancy rate for office properties excluding residential and other properties is 92.8%

Overview - continued

Washington, DC Properties Segment

In our Form 10-K for the year ended December 31, 2011, as a result of the BRAC statute, we estimated that occupancy will decrease from 90% at year end, to between 82% to 84% in 2012 and that 2012 EBITDA before discontinued operations will be lower than 2011 by approximately $55,000,000 to $65,000,000 based on 2,902,000 square feet expiring in 2012, partially offset by leasing over 1,000,000 square feet.  At March 31, 2012, occupancy is at 87.5% and EBITDA before discontinued operations for the three months ended March 31, 2012 is approximately $7,900,000 lower than it was in the three months ended March 31, 2011.

Of the 2,395,000 square feet subject to BRAC, 348,000 square feet has been taken out of service for redevelopment and 382,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of March 31, 2012.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of March 31, 2012	$41.49	266,000	266,000	-	-
Leases pending	39.55	116,000	116,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		730,000	730,000	-	-

To Be Resolved:
Already vacated	31.14	642,000	201,000	441,000	-
Expiring in:
2012	41.06	490,000	361,000	119,000	10,000
2013	36.86	179,000	-	43,000	136,000
2014	30.48	261,000	60,000	201,000	-
2015	42.25	93,000	88,000	5,000	-
		1,665,000	710,000	809,000	146,000

Total square feet subject to BRAC		2,395,000	1,440,000	809,000	146,000

In the first quarter of 2012, we notified the lender that the Skyline property had a 26% vacancy rate, which is expected to increase due to scheduled lease expirations resulting primarily from the effects of the BRAC statute.  Based on the projected vacancy and the significant amount of capital required to re-tenant the property, at our request, the mortgage loan was transferred to the special servicer.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 46 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended March 31, 2012
					Retail	Merchandise
	Total	New York		Washington, DC	Properties	Mart	Toys	Other
Property rentals	$521,792	$233,936		$129,607	$79,914	$56,086	$-	$22,249
Straight-line rent adjustments	21,808	17,129		1,814	2,029	476	-	360
Amortization of acquired below-
market leases, net	13,813	7,695		523	4,230	(3)	-	1,368
Total rentals	557,413	258,760		131,944	86,173	56,559	-	23,977
Tenant expense reimbursements	81,607	36,712		10,384	30,794	2,149	-	1,568
Cleveland Medical Mart development
project	55,059	-		-	-	55,059	-	-
Fee and other income:
BMS cleaning fees	15,510	22,647		-	-	-	-	(7,137)
Management and leasing fees	4,381	907		2,783	664	45	-	(18)
Lease termination fees	411	23		-	-	388	-	-
Other	13,085	6,347		5,784	351	706	-	(103)
Total revenues	727,466	325,396		150,895	117,982	114,906	-	18,287
Operating expenses	276,826	145,672		49,003	45,933	33,553	-	2,665
Depreciation and amortization	139,437	53,759		44,153	21,614	9,365	-	10,546
General and administrative	55,890	8,587		6,953	6,333	6,219	-	27,798
Cleveland Medical Mart development
project	52,761	-		-	-	52,761	-	-
Acquisition related costs and
tenant buy-outs	685	-		-	-	-	-	685
Total expenses	525,599	208,018		100,109	73,880	101,898	-	41,694
Operating income (loss)	201,867	117,378		50,786	44,102	13,008	-	(23,407)
Income applicable to Toys	116,471	-		-	-	-	116,471	-
Income (loss) from partially owned
entities	20,033	4,386		(1,870)	576	156	-	16,785
Income from Real Estate Fund	11,762	-		-	-	-	-	11,762
Interest and other investment
income, net	15,681	1,052		57	14	3	-	14,555
Interest and debt expense	(135,169)	(36,141)		(30,411)	(19,295)	(8,634)	-	(40,688)
Income (loss) before income taxes	230,645	86,675		18,562	25,397	4,533	116,471	(20,993)
Income tax expense	(7,096)	(601)		(490)	-	(1,162)	-	(4,843)
Income (loss) from continuing
operations	223,549	86,074		18,072	25,397	3,371	116,471	(25,836)
Income (loss) from discontinued operations	56,715	(608)		-	2,519	54,804	-	-
Net income (loss)	280,264	85,466		18,072	27,916	58,175	116,471	(25,836)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(9,597)	(2,176)		-	114	-	-	(7,535)
Net income (loss) attributable to
Vornado Realty L.P.	270,667	83,290		18,072	28,030	58,175	116,471	(33,371)
Interest and debt expense(2)	193,082	47,058		33,657	20,438	8,790	31,569	51,570
Depreciation and amortization(2)	191,173	61,911		48,260	22,275	9,478	34,706	14,543
Income tax expense(2)	51,440	693		523	-	1,162	43,203	5,859
EBITDA(1)	$706,362	$192,952	(3)	$100,512	$70,743	$77,605	$225,949	$38,601	(4)

____________________

See notes on page 46.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2012 and 2011 - continued

(Amounts in thousands)	For the Three Months Ended March 31, 2011
					Retail	Merchandise
	Total	New York		Washington, DC	Properties	Mart	Toys	Other
Property rentals	$532,865	$233,874		$138,884	$79,811	$57,292	$-	$23,004
Straight-line rent adjustments	12,781	10,098		(5)	1,972	(314)	-	1,030
Amortization of acquired below-
market leases, net	16,606	11,669		466	3,315	17	-	1,139
Total rentals	562,252	255,641		139,345	85,098	56,995	-	25,173
Tenant expense reimbursements	89,669	38,905		9,297	34,003	3,200	-	4,264
Cleveland Medical Mart development
project	40,699	-		-	-	40,699	-	-
Fee and other income:
BMS cleaning fees	15,423	22,042		-	-	-	-	(6,619)
Management and leasing fees	4,106	769		2,885	555	103	-	(206)
Lease termination fees	1,176	65		1,111	-	-	-	-
Other	13,558	5,658		5,345	500	2,019	-	36
Total revenues	726,883	323,080		157,983	120,156	103,016	-	22,648
Operating expenses	286,362	143,375		48,836	50,134	38,667	-	5,350
Depreciation and amortization	129,833	54,812		33,684	21,412	9,329	-	10,596
General and administrative	58,946	7,534		6,537	7,212	7,545	-	30,118
Cleveland Medical Mart development
project	38,278	-		-	-	38,278	-	-
Acquisition related costs and
tenant buy-outs	18,270	15,000		-	-	3,040	-	230
Total expenses	531,689	220,721		89,057	78,758	96,859	-	46,294
Operating income (loss)	195,194	102,359		68,926	41,398	6,157	-	(23,646)
Income applicable to Toys	112,944	-		-	-	-	112,944	-
Income (loss) from partially owned
entities	16,284	6,904		(3,915)	221	76	-	12,998
Income from Real Estate Fund	1,080	-		-	-	-	-	1,080
Interest and other investment
income, net	117,108	1,072		32	8	9	-	115,987
Interest and debt expense	(134,710)	(36,584)		(28,926)	(19,520)	(9,338)	-	(40,342)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-		-	-	-	-	6,677
Income (loss) before income taxes	314,577	73,751		36,117	22,107	(3,096)	112,944	72,754
Income tax expense	(6,382)	(519)		(738)	(5)	(410)	-	(4,710)
Income (loss) from continuing
operations	308,195	73,232		35,379	22,102	(3,506)	112,944	68,044
Income from discontinued operations	137,626	123		46,466	6,339	84,698	-	-
Net income	445,821	73,355		81,845	28,441	81,192	112,944	68,044
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,350)	(2,271)		-	155	-	-	766
Net income attributable to
Vornado Realty L.P.	444,471	71,084		81,845	28,596	81,192	112,944	68,810
Interest and debt expense(2)	198,848	40,289		32,221	20,670	12,907	40,135	52,626
Depreciation and amortization(2)	185,848	56,709		41,899	22,375	11,175	34,673	19,017
Income tax expense (benefit)(2)	66,828	467		848	5	410	69,018	(3,920)
EBITDA(1)	$895,995	$168,549	(3)	$156,813	$71,646	$105,684	$256,770	$136,533	(4)

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2012 and 2011 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2012	2011
	Office and retail(a)	$180,137	$155,365
	Alexander's	13,371	13,281
	Hotel Pennsylvania	(556)	(97)
	Total New York	$192,952	$168,549

	(a)	The EBITDA for the three months ended March 31, 2011 is after a $15,000 expense for the buy-out of a below market lease.

(4)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,118	$980
	Net unrealized gains	1,711	174
	Total	3,829	1,154
	LNR	15,562	9,390
	555 California Street	10,315	10,965
	Lexington	9,218	10,541
	Other investments	9,300	8,201
		48,224	40,251
	Corporate general and administrative expenses(a)	(22,317)	(21,355)
	Investment income and other, net(a)	10,445	13,083
	Fee income from Alexander's	1,889	1,887
	Income from the mark-to-market of J.C. Penney derivative position	1,045	17,163
	Acquisition costs	(685)	(230)
	Mezzanine loans loss reversal and net gain on disposition	-	82,744
	Net gain on sale of condominiums	-	4,586
	Real Estate Fund placement fees	-	(3,048)
	Net gain resulting from Lexington's stock issuance	-	1,452
		$38,601	$136,533

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail and Merchandise Mart segments.

	For the Three Months Ended March 31,
	2012	2011
Region:
New York City metropolitan area	63%	61%
Washington, DC / Northern Virginia metropolitan area	27%	30%
California	2%	2%
Chicago	4%	3%
Puerto Rico	2%	2%
Other geographies	2%	2%
	100%	100%

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $727,466,000 for the three months ended March 31, 2012, compared to $726,883,000 in the prior year’s three months, an increase of $583,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$1,634		$-	$1,624	$10	$-		$-
Development	(3,354)		-	(3,440)	86	-		-
Hotel Pennsylvania	585		585	-	-	-		-
Trade Shows	1,621		-	-	-	1,621		-
Amortization of acquired below-market
leases, net	(2,793)		(3,974)	57	915	(20)		229
Leasing activity (see page 40)	(2,532)		6,508	(5,642)	64	(2,037)		(1,425)
	(4,839)		3,119	(7,401)	1,075	(436)		(1,196)

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(3,114)		(134)	578	(871)	-		(2,687)
Operations	(4,948)		(2,059)	509	(2,338)	(1,051)		(9)
	(8,062)		(2,193)	1,087	(3,209)	(1,051)		(2,696)

Cleveland Medical Mart development
project	14,360	(1)	-	-	-	14,360	(1)	-

Fee and other income:
BMS cleaning fees	87		605	-	-	-		(518)	(2)
Management and leasing fees	275		138	(102)	109	(58)		188
Lease cancellation fee income	(765)		(42)	(1,111)	-	388		-
Other	(473)		689	439	(149)	(1,313)	(3)	(139)
	(876)		1,390	(774)	(40)	(983)		(469)

Total increase (decrease) in revenues	$583		$2,316	$(7,088)	$(2,174)	$11,890		$(4,361)

(1)	This increase in income is offset by an increase in development costs expensed in the period. See note (4) on page 48.

(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation.

(3)	Primarily from $1,000 of development fees in the prior year.

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $525,599,000 for the three months ended March 31, 2012, compared to $531,689,000 in the prior year’s three months, a decrease of $6,090,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail	Merchandise
(Decrease) increase due to:	Total		New York		Washington, DC	Properties	Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$(1,700)		$89		$928	$(30)	$-		$(2,687)
Development/redevelopment	(1,527)		-		(731)	(796)	-		-
Non-reimbursable expenses, including
bad debt reserves	(5,717)		(1,202)		-	(879)	(3,636)		-
Hotel Pennsylvania	929		929		-	-	-		-
Trade Shows	653		-		-	-	653		-
BMS expenses	(320)		198		-	-	-		(518)
Operations	(1,854)		2,283		(30)	(2,496)	(2,131)		520
	(9,536)		2,297		167	(4,201)	(5,114)		(2,685)

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	12,280		81		11,939	260	-		-
Operations	(2,676)		(1,134)		(1,470)	(58)	36		(50)
	9,604		(1,053)		10,469	202	36		(50)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	(825)		-		-	-	-		(825)
Real Estate Fund placement fees	(3,048)		-		-	-	-		(3,048)
Operations	817		1,053		416	(879)	(1,326)	(2)	1,553	(3)
	(3,056)		1,053		416	(879)	(1,326)		(2,320)

Cleveland Medical Mart development
project	14,483	(4)	-		-	-	14,483	(4)	-

Acquisition related costs and
tenant buy-outs	(17,585)		(15,000)	(5)	-	-	(3,040)		455

Total (decrease) increase in expenses	$(6,090)		$(12,703)		$11,052	$(4,878)	$5,039		$(4,600)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(2)	Primarily from lower payroll costs due to a reduction in workforce.

(3)	Primarily from higher payroll costs and stock based compensation.

(4)	This increase in expense is offset by the increase in development revenue in the period. See note (1) on page 47.

(5)	Represents the buy-out of a below-market lease in the prior year.

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011 - continued

Income Applicable to Toys

In the three months ended March 31, 2012, we recognized net income of $116,471,000 from our investment in Toys, comprised of $114,184,000 for our 32.7% share of Toys’ net income ($157,387,000 before our share of Toys’ income tax expense) and $2,287,000 of management fees.  In the three months ended March 31, 2011, we recognized net income of $112,944,000 from our investment in Toys, comprised of $110,821,000 for our 32.7% share of Toys’ net income ($179,839,000 before our share of Toys’ income tax expense) and $2,123,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended March 31, 2012 and 2011.

	Percentage	For the Three Months Ended
	Ownership at	March 31,
(Amounts in thousands)	March 31, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's	32.4%	$8,394	$8,011
Lexington (1)	11.9% (2)	930	2,172
LNR (3)	26.2%	13,250	15,254
India real estate ventures	4.0%-36.5%	(793)	(207)
Partially owned office buildings:
280 Park Avenue (acquired in May 2011)	49.5%	(5,595)	-
Warner Building (4)	55.0%	(3,010)	(9,322)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	1,715	-
330 Madison Avenue	25.0%	794	619
1101 17th Street	55.0%	683	723
One Park Avenue (acquired in March 2011)	30.3%	331	(1,228)
West 57th Street Properties	50.0%	313	98
Rosslyn Plaza	43.7%-50.4%	158	2,415
Fairfax Square	20.0%	(12)	(13)
Other partially owned office buildings	Various	527	2,089
Other equity method investments:
Independence Plaza (acquired in June 2011)	51.0%	1,682	-
Monmouth Mall	50.0%	362	131
Downtown Crossing, Boston	50.0%	(334)	(506)
Verde Realty Operating Partnership	8.3%	(323)	(1,794)
Other equity method investments	Various	961	(2,158)
		$20,033	$16,284

(1)		2011 includes a $1,452 net gain resulting from Lexington's stock issuance.

(2) 12.6% at March 31, 2011.

(3)		2011 includes $8,977 for our share of a tax settlement gain.

(4)		2011 includes $9,022 for our share of expense, primarily for straight-line reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

Income from Real Estate Fund

In the three months ended March 31, 2012, we recognized $11,762,000 of income from the Fund, including $6,844,000 of net unrealized gains from the mark-to-market of investments in the Fund.  Of the $11,762,000, $7,933,000 was attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $3,829,000.  In addition, we recognized $541,000 of management, leasing and development fees which are included as a component of “fee and other income.”  In the three months ended March 31, 2011, we recognized $1,080,000 of income from the Fund.

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $15,681,000 in the three months ended March 31, 2012, compared to $117,108,000 in the prior year’s three months, a decrease of $101,427,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loan loss reversal and net gain on disposition in 2011	$(82,744)
J.C. Penney derivative position ($1,045 mark-to-market gain in 2012, compared to a $17,163
mark-to-market gain in 2011)	(16,118)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(825)
Other, net (primarily lower dividends and interest on marketable securities and mezzanine loans)	(1,740)
$(101,427)

Interest and Debt Expense

Interest and debt expense was $135,169,000 in the three months ended March 31, 2012, compared to $134,710,000 in the prior year’s three months, an increase of $459,000.  This increase was primarily due to $5,045,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011, partially offset by $2,513,000 from the refinancing of 350 Park Avenue in January 2012 (of which $1,674,000 was due to a lower rate and $839,000 was due to a decrease in the outstanding loan balance), and $2,345,000 from the redemption of convertible senior debentures due to Vornado in November 2011.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended March 31, 2011, we recognized a $6,677,000 net gain from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $7,096,000 in the three months ended March 31, 2012, compared to $6,382,000 in the prior year’s three months, an increase of $714,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011 - continued

Income from Discontinued Operations

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

In the first quarter of 2012, we sold seven retail properties in separate transactions, for an aggregate of $83,760,000 in cash, which resulted in a net gain aggregating $906,000.

The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2012	2011
Total revenues	$1,320	$16,215
Total expenses	422	13,661
	898	2,554
Net gain on sale of 350 West Mart Center	54,911	-
Net gain on extinguishment of High Point debt	-	83,907
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street	-	45,862
Net gain on sales of other real estate	906	5,303
Income from discontinued operations	$56,715	$137,626

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $9,597,000 in the three months ended March 31, 2012, compared to $1,350,000 in the prior year’s three months, an increase of $8,247,000.  This resulted primarily from an $8,007,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $21,661,000 for the three months ended March 31, 2012, compared to $17,951,000 for the prior year’s three months, an increase of $3,710,000.  This increase resulted from the issuance of $246,250,000 face amount of Series J preferred units in 2011.

Results of Operations – Three Months Ended March 31, 2012 Compared to March 31, 2011 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended March 31, 2012	$192,952	$100,512	$70,743	$77,605
Add-back: non-property level overhead
expenses included above	8,587	6,953	6,333	6,219
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(9,400)	(5,025)	(5,233)	(55,980)
GAAP basis same store EBITDA for the three months
ended March 31, 2012	192,139	102,440	71,843	27,844
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(22,393)	(1,770)	(3,404)	(473)
Cash basis same store EBITDA for the three months
ended March 31, 2012	$169,746	$100,670	$68,439	$27,371

EBITDA for the three months ended March 31, 2011	$168,549	$156,813	$71,646	$105,684
Add-back: non-property level overhead
expenses included above	7,534	6,537	7,212	7,545
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	9,564	(53,079)	(6,638)	(86,804)
GAAP basis same store EBITDA for the three months
ended March 31, 2011	185,647	110,271	72,220	26,425
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(18,829)	(634)	(3,704)	297
Cash basis same store EBITDA for the three months
ended March 31, 2011	$166,818	$109,637	$68,516	$26,722

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended March 31, 2012 over the
three months ended March 31, 2011	$6,492	$(7,831)	$(377)	$1,419

Increase (decrease) in Cash basis same store EBITDA for
the three months ended March 31, 2012 over the
three months ended March 31, 2011	$2,928	$(8,967)	$(77)	$649

% increase (decrease) in GAAP basis same store EBITDA	3.5%	(7.1%)	(0.5%)	5.4%

% increase (decrease) in Cash basis same store EBITDA	1.8%	(8.2%)	(0.1%)	2.4%

SUPPLEMENTAL INFORMATION

Reconciliation of EBITDA to Same Store EBITDA - Three Months Ended March 31, 2012 vs. December 31, 2011

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2012, compared to the three months ended December 31, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended March 31, 2012	$192,952	$100,512	$70,743	$77,605
Add-back: non-property level overhead expenses
included above	8,587	6,953	6,333	6,219
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(6,375)	(5,025)	(2,479)	(55,192)
GAAP basis same store EBITDA for the three months
ended March 31, 2012	195,164	102,440	74,597	28,632
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(23,220)	(1,770)	(4,274)	(473)
Cash basis same store EBITDA for the three months
ended March 31, 2012	$171,944	$100,670	$70,323	$28,159

EBITDA for the three months ended December 31, 2011(1)	$207,122	$106,140	$94,706	$(1,678)
Add-back: non-property level overhead expenses
included above	6,399	6,876	5,443	6,141
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	301	(10,016)	(23,512)	21,203
GAAP basis same store EBITDA for the three months
ended December 31, 2011	213,822	103,000	76,637	25,666
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(19,940)	(120)	(4,246)	638
Cash basis same store EBITDA for the three months
ended December 31, 2011	$193,882	$102,880	$72,391	$26,304

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended March 31, 2012 over the
three months ended December 31, 2011	$(18,658)	$(560)	$(2,040)	$2,966

(Decrease) increase in Cash basis same store EBITDA for
the three months ended March 31, 2012 over the
three months ended December 31, 2011	$(21,938)	$(2,210)	$(2,068)	$1,855

% (decrease) increase in GAAP basis same store EBITDA	(8.7%)	(0.5%)	(2.7%)	11.6%

% (decrease) increase in Cash basis same store EBITDA	(11.3%)	(2.1%)	(2.9%)	7.1%

(1)	Below is the reconciliation of net income to EBITDA for the three months ended December 31, 2011.
			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
Net income (loss) attributable to Vornado Realty L.P.
for the three months ended December 31, 2011	$91,086	$7,874	$51,467	$(22,688)
Interest and debt expense	49,491	34,253	20,464	8,891
Depreciation and amortization	66,019	63,270	22,746	12,093
Income tax expense	526	743	29	26
EBITDA for the three months ended December 31, 2011	$207,122	$106,140	$94,706	$(1,678)

Related Party Transactions

On March 8, 2012, Steven Roth, the Chairman of Vornado’s Board of Trustees, repaid his $13,122,500 outstanding loan from Vornado.

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  In addition, the Fund has aggregate unfunded equity commitments of $445,679,000 for acquisitions, including $111,419,750 from us.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Three Months Ended March 31, 2012

Our cash and cash equivalents were $614,359,000 at March 31, 2012, a $7,806,000 increase over the balance at December 31, 2011.  Our consolidated outstanding debt was $10,302,599,000 at March 31, 2012, a $259,403,000 decrease over the balance at December 31, 2011.  As of March 31, 2012 and December 31, 2011, $0 and $138,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2012 and 2013, $580,684,000 and $1,689,923,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using a portion of our $3,114,359,000 of available capacity (comprised of $614,359,000 of cash and cash equivalents and $2,500,000,000 of availability under our revolving credit facilities).

Cash flows provided by operating activities of $307,103,000 was comprised of (i) net income of $280,264,000, (ii) distributions of income from partially owned entities of $14,194,000, and (iii) the net change in operating assets and liabilities of $95,377,000, including $28,980,000 related to Real Estate Fund investments, partially offset by (iv) $82,732,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate.

Net cash provided by investing activities of $172,095,000 was comprised of (i) $306,022,000 of proceeds from sales of real estate and related investments, (ii) $4,203,000 of capital distributions from partially owned entities, (iii) $13,123,000 of proceeds from the repayment of loan to officer, and (iv) $554,000 of proceeds from sales and repayments of mezzanine loans, partially offset by (v) $46,732,000 of investments in partially owned entities, (vi) $44,052,000 of additions to real estate, (vii) $20,614,000 of development costs and construction in progress, (viii) $21,054,000 of acquisitions of real estate, and (ix) $19,355,000 of changes in restricted cash.

Net cash used in financing activities of $471,392,000 was comprised of (i) $884,679,000 for the repayments of borrowings, (ii) $127,973,000 of distributions to Vornado, (iii) $34,092,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $30,034,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, (v) $17,789,000 of distributions to preferred unitholders, and (vi) $9,822,000 of debt issuance and other costs, partially offset by (vii) $625,000,000 of proceeds from borrowings and (viii) $7,997,000 of proceeds from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2012

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$7,728	$4,234	$1,195	$428	$901	$970
Tenant improvements	38,512	14,198	16,374	5,840	2,100	-
Leasing commissions	12,712	7,719	3,892	1,087	14	-
Non-recurring capital expenditures	799	185	-	-	-	614
Total capital expenditures and leasing
commissions (accrual basis)	59,751	26,336	21,461	7,355	3,015	1,584
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	40,067	14,685	10,946	3,595	6,942	3,899
Expenditures to be made in future
periods for the current period	(43,359)	(16,004)	(18,720)	(5,620)	(3,015)	-
Total capital expenditures and leasing
commissions (cash basis)	$56,459	$25,017	$13,687	$5,330	$6,942	$5,483

Tenant improvements and leasing commissions:
Per square foot per annum	$3.71	$4.95	$5.28	$1.55	$1.92	$-
Percentage of initial rent	9.0%	7.6%	13.1%	7.7%	5.4%	-

Development and Redevelopment Expenditures in the three months ended March 31, 2012

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Bergen Town Center	$3,979	$-	$-	$3,979	$-	$-
Beverly Connection	3,437	-	-	3,437	-	-
510 Fifth Avenue	2,294	2,294	-	-	-	-
Poughkeepsie, New York	1,108	-	-	1,108	-	-
220 Central Park South	504	-	-	-	-	504
Crystal City Hotel	394	-	394	-	-	-
Crystal Plaza 5	349	-	349	-	-	-
Other	8,549	2,990	3,202	2,262	27	68
	$20,614	$5,284	$3,945	$10,786	$27	$572

As of March 31, 2012, the estimated costs to complete the above projects are approximately $27,529,000.  In addition, during 2012, we plan to redevelop 1851 South Bell Street, a 348,000 square foot office building in Crystal City, into a new 700,000 square foot office building (readdressed as 1900 Crystal Drive).  The estimated cost of this project is approximately $300,000,000, or $425 per square foot.  There can be no assurance that these projects will commence, or, if commenced, be completed on schedule or within budget.

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

Net cash provided by investing activities of $60,421,000 was comprised of (i) $192,523,000 of capital distributions from partially owned entities, (ii) $127,199,000 of proceeds from sales of real estate and related investments, (iii) $73,608,000 of proceeds from sales and repayments of mezzanine loans, (iv) $15,162,000 of proceeds from sales of, and return of investments in, marketable securities, and (v) changes in restricted cash of $12,174,000, partially offset by (vi) $316,129,000 of investments in partially owned entities, (vii) $30,281,000 of additions to real estate, (viii) $10,994,000 of development costs and construction in progress, and (ix) $2,841,000 of investments in mezzanine loans receivable and other.

Net cash used in financing activities of $328,951,000 was comprised of (i) $1,197,312,000 for the repayments of borrowings, (ii) $126,936,000 of distributions to Vornado, (iii) $23,639,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $13,559,000 of distributions to preferred unitholders, (v) $12,161,000 of debt issuance and other costs, and (vi) $570,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (vii) $937,518,000 of proceeds from borrowings, (viii) $92,238,000 of contributions from noncontrolling interests, and (ix) $15,470,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$7,051	$3,435	$1,069	$212	$1,577	$758
Tenant improvements	13,390	8,310	3,632	1,033	415	-
Leasing commissions	3,392	1,959	963	470	-	-
Non-recurring capital expenditures	11,881	11,481	-	-	-	400
Total capital expenditures and leasing
commissions (accrual basis)	35,714	25,185	5,664	1,715	1,992	1,158
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	27,096	14,971	3,608	3,635	4,564	318
Expenditures to be made in future
periods for the current period	(25,799)	(19,599)	(4,297)	(1,503)	(400)	-
Total capital expenditures and leasing
commissions (cash basis)	$37,011	$20,557	$4,975	$3,847	$6,156	$1,476

Tenant improvements and leasing commissions:
Per square foot per annum	$2.74	$4.37	$3.17	$0.51	$0.44	$-
Percentage of initial rent	7.0%	7.5%	8.4%	2.4%	1.2%	-

Development and Redevelopment Expenditures in the three months ended March 31, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Bergen Town Center	$3,034	$-	$-	$3,034	$-	$-
Green Acres Mall	2,982	-	-	2,982	-	-
Poughkeepsie, New York	535	-	-	535	-	-
Other	4,443	1,678	1,763	615	155	232
	$10,994	$1,678	$1,763	$7,166	$155	$232

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $269,444,000.

At March 31, 2012, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.

As of March 31, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $288,337,000.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  Stop & Shop has filed a motion to dismiss this action.

As of March 31, 2012, we have a $43,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $43,400,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2012				2011
			Weighted	Effect of 1%		Weighted
	March 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,138,996		2.48%	$21,390	$2,206,993	2.25%
Fixed rate	8,163,603		5.47%	-	8,355,009	5.55%
	$10,302,599		4.85%	21,390	$10,562,002	4.86%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$352,866		2.73%	3,529	$284,372	2.85%
Variable rate – Toys	413,939		6.35%	4,139	706,301	4.83%
Fixed rate (including $1,256,182,000 and
$1,270,029 of Toys debt in 2012 and 2011)	3,108,349	(1)	7.03%	-	3,208,472	6.96%
	$3,875,154		6.56%	7,668	$4,199,145	6.32%

Total change in annual net income				$29,058
Per Class A unit-diluted				$0.14

(1)	Excludes $20.6 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2012, variable rate debt with an aggregate principal amount of $211,224,000 and a weighted average interest rate of 4.13% was subject to LIBOR caps.  These caps are based on a notional amount of $211,224,000 and cap LIBOR at a weighted average rate of 4.03%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.24% at March 31, 2012) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of March 31, 2012, we have investments in mezzanine loans with an aggregate carrying amount of $54,747,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of March 31, 2012, the estimated fair value of our consolidated debt was $10,455,000,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the three months ended March 31, 2012 and 2011, we recognized $1,045,000 and $17,163,000, respectively, of income from derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, such disclosure controls and procedures were effective.

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

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  Stop & Shop has filed a motion to dismiss this action.

As of March 31, 2012, we have a $43,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $43,400,000.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we issued 279 Class A units to Vornado in connection with Vornado’s issuance of 279 common shares upon the redemption of Class A units held by third parties.  The Class A units were issued in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.   Mine Safety Disclosures

        Not applicable.

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

VORNADO REALTY L.P.
(Registrant)

Date: May 11, 2012	By:	/s/ Joseph Macnow

Joseph Macnow, Executive Vice President -
Finance and Administration and
Chief Financial Officer of Vornado Realty Trust,
sole General Partner of Vornado Realty L.P.
(duly authorized officer and principal financial
and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 – Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 –	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Articles Supplementary, 6.875% Series J Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust's Registration Statement on Form 8-A
(File No. 001-11954), filed on April 20, 2011

3.4		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 – Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 – Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 – Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 – Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 –	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 –	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 – Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 –	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 – Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 –	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 – Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 – Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 –	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.27		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

_______________________
	*		Incorporated by reference.

3.28		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29		-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30		-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31		-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32		-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33		-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 – Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34		-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 – Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35		-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36		-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37		-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38		-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39		-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40		-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46		-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47		-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee – Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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
as of May 1, 1992 – Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

10.2		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 – Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

______________________
	*		Incorporated by reference.

10.3	**	-	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992	*
– Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.4	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
– Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.5	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum – Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.6	**	-	Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust	*
– Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

10.7		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. – Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

10.8		-	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,	*
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. – Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.9		-	Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
March 8, 2002 – Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

10.10		-	First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado	*
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 – Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

10.11	**	-	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Alexander’s, Inc. and Vornado Realty L.P. – Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

10.12	**	-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC – Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.13		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002,	*
by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
Management Corp. – Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.14		-	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty	*
Trust and Steven Roth dated December 29, 1992 – Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

10.15	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan – Incorporated by reference to Exhibit 4.2	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216)
filed December 26, 2002

10.16	**	-	Form of Stock Option Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

10.17	**	-	Form of Restricted Stock Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

10.18	**	-	Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

10.19	**	-	Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of	*
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

10.20	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by	*
reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on
May 1, 2006

10.21	**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan	*
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

10.22	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.23	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.24	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
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
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.26	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.27	**	-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted	*
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

10.28	**	-	Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated	*
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

10.29	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008 – Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.30	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008 – Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.31	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008 – Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.32	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008 – Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.33	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008 – Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.34	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan – Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.35	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010 – Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.36	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Agreement. – Incorporated by	*
reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.37	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement –	*
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.38	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement –	*
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.39	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010	*
– Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.40	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report
on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on
February 23, 2011

10.41	**	-	Revolving Credit Agreement dated as of June 8, 2011, by and among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as Administrative Agent for the Banks –
Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2011 (File No. 001-11954) filed on August 1, 2011

10.42	**	-	Letter Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011 – Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on November 3, 2011

10.43	**	-	Waiver and Release between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011 – Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on November 3, 2011

10.44		-	Revolving Credit Agreement dated on November 7, 2011, by and among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A., as administrative agent for the Banks –
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45 **	-	Amendment to Employment Agreement between Vornado Realty Trust and *
Michael D. Fascitelli, dated April 13, 2012 – Incorporated by reference to Exhibit 10.45 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2012 (File No. 001-11954) filed on May 7, 2012

15.1	-	Letter regarding Unaudited Interim Financial

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

_______________________
*		Incorporated by reference.
**		Management contract or compensatory agreement.