Form 10-Q
period 2012-06-30
VORNADO REALTY LP
filed 2012-08-10
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$4,598,453	$4,578,962
Buildings and improvements	12,298,264	12,328,234
Development costs and construction in progress	140,394	121,555
Leasehold improvements and equipment	125,339	126,841
Total	17,162,450	17,155,592
Less accumulated depreciation and amortization	(3,070,968)	(2,979,897)
Real estate, net	14,091,482	14,175,695
Cash and cash equivalents	471,363	606,553
Restricted cash	112,726	98,068
Marketable securities	466,599	741,321
Accounts receivable, net of allowance for doubtful accounts of $42,166 and $43,241	180,769	171,798
Investments in partially owned entities	1,285,147	1,233,650
Investment in Toys "R" Us	573,292	506,809
Real Estate Fund investments	460,496	346,650
Mezzanine loans receivable	132,369	133,948
Receivable arising from the straight-lining of rents, net of allowance of $2,909 and $3,290	755,926	712,231
Deferred leasing and financing costs, net of accumulated amortization of $222,123 and $241,073	382,210	368,873
Identified intangible assets, net of accumulated amortization of $349,060 and $347,105	266,386	295,460
Assets related to discontinued operations	301,946	661,724
Due from officers	-	13,127
Other assets	523,054	380,580
	$20,003,765	$20,446,487

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$8,360,192	$8,483,621
Senior unsecured notes	1,357,835	1,357,661
Revolving credit facility debt	500,000	138,000
Exchangeable senior debentures	-	497,898
Convertible senior debentures due to Vornado	-	10,168
Accounts payable and accrued expenses	431,346	423,512
Deferred revenue	481,302	511,959
Deferred compensation plan	101,163	95,457
Deferred tax liabilities	15,577	13,315
Liabilities related to discontinued operations	70,844	93,603
Other liabilities	175,056	152,169
Total liabilities	11,493,315	11,777,363
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,036,494 and 12,160,771 units outstanding	1,010,825	934,677
Series D cumulative redeemable preferred units - 9,000,001 units outstanding	226,000	226,000
Total redeemable partnership units	1,236,825	1,160,677
Equity:
Partners' capital	8,088,829	8,156,291
Earnings less than distributions	(1,420,304)	(1,401,704)
Accumulated other comprehensive (loss) income	(162,785)	73,729
Total Vornado Realty L.P. equity	6,505,740	6,828,316
Noncontrolling interests in consolidated subsidiaries	767,885	680,131
Total equity	7,273,625	7,508,447
	$20,003,765	$20,446,487

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2012	2011	2012	2011

REVENUES:
Property rentals	$532,399	$544,905	$1,067,374	$1,084,814
Tenant expense reimbursements	78,833	77,902	157,934	164,507
Cleveland Medical Mart development project	56,304	32,369	111,363	73,068
Fee and other income	33,055	40,862	66,344	75,048
Total revenues	700,591	696,038	1,403,015	1,397,437
EXPENSES:
Operating	251,970	257,228	515,339	528,642
Depreciation and amortization	132,529	125,802	267,983	251,598
General and administrative	46,834	49,795	102,405	108,243
Cleveland Medical Mart development project	53,935	29,940	106,696	68,218
Acquisition related costs and tenant buy-outs	2,559	1,897	3,244	20,167
Total expenses	487,827	464,662	995,667	976,868
Operating income	212,764	231,376	407,348	420,569
(Loss) income applicable to Toys "R" Us	(19,190)	(22,846)	97,281	90,098
Income from partially owned entities	12,563	26,016	32,223	41,895
Income from Real Estate Fund (of which $12,306 and $12,102 in each three-month period, respectively, and $20,239 and $12,028 in each six-month period, respectively, are attributable to
noncontrolling interests)	20,301	19,058	32,063	20,138
Interest and other investment (loss) income, net	(49,172)	7,998	(33,507)	125,097
Interest and debt expense (including amortization of deferred financing costs of $5,855 and $5,191, in each three-month period, respectively, and $11,720 and $9,792 in each six-month
period, respectively)	(128,427)	(135,361)	(262,655)	(268,296)
Net gain on disposition of wholly owned and partially owned assets	4,856	-	4,856	6,677
Income before income taxes	53,695	126,241	277,609	436,178
Income tax expense	(7,479)	(5,641)	(14,304)	(11,589)
Income from continuing operations	46,216	120,600	263,305	424,589
Income from discontinued operations	12,012	10,369	75,187	152,201
Net income	58,228	130,969	338,492	576,790
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(14,721)	(13,657)	(24,318)	(15,007)
Net income attributable to Vornado Realty L.P.	43,507	117,312	314,174	561,783
Preferred unit distributions	(21,660)	(19,116)	(43,321)	(37,067)
NET INCOME attributable to Class A unitholders	$21,847	$98,196	$270,853	$524,716

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations	$0.05	$0.45	$0.99	$1.89
Income from discontinued operations	0.06	0.05	0.38	0.78
Net income per Class A unit	$0.11	$0.50	$1.37	$2.67
Weighted average units outstanding	197,131	196,168	196,997	196,015

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations	$0.05	$0.44	$0.98	$1.88
Income from discontinued operations	0.06	0.05	0.38	0.74
Net income per Class A unit	$0.11	$0.49	$1.36	$2.62
Weighted average units outstanding	198,112	198,410	198,098	204,004

DISTRIBUTIONS PER CLASS A UNIT	$0.69	$0.69	$1.38	$1.38

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011

Net income	$58,228	$130,969	$338,492	$576,790
Other comprehensive (loss) income:
Change in unrealized net (loss) gain on securities
available-for-sale	(233,218)	(27,195)	(220,525)	40,844
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(4,310)	30,156	(26,254)	26,365
Change in value of interest rate swap	(8,388)	(10,887)	(6,002)	(18,034)
Other	496	37	373	97
Comprehensive (loss) income	(187,192)	123,080	86,084	626,062
Less comprehensive income attributable to noncontrolling interests	(14,721)	(13,657)	(24,318)	(15,007)
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(201,913)	$109,423	$61,766	$611,055

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$6,940,045	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	561,783	-	15,007	576,790
Net income attributable to redeemable
partnership units	-	-	-	-	(40,539)	-	-	(40,539)
Distributions to Vornado	-	-	-	-	(254,099)	-	-	(254,099)
Distributions to preferred unitholders	-	-	-	-	(30,116)	-	-	(30,116)
Issuance of Series J preferred units	8,850	214,538	-	-	-	-	-	214,538
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	401	35,208	-	-	-	35,208
Under Vornado's Omnibus share plan	-	-	343	20,448	(397)	-	-	20,051
Under Vornado's dividend reinvestment plan	-	-	10	883	-	-	-	883
Contributions:
Real Estate Fund	-	-	-	-	-	-	109,241	109,241
Other	-	-	-	-	-	-	364	364
Distributions:
Real Estate Fund	-	-	-	-	-	-	(20,796)	(20,796)
Other	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred units to
Class A units	(1)	(75)	2	75	-	-	-	-
Deferred compensation units and options	-	-	10	5,122	-	-	-	5,122
Change in unrealized net gain on securities
available-for-sale	-	-	-	-	-	40,844	-	40,844
Pro rata share of other comprehensive income
of nonconsolidated subsidiaries	-	-	-	-	-	26,365	-	26,365
Change in value of interest rate swap	-	-	-	-	-	(18,034)	-	(18,034)
Adjustments to carry redeemable Class A units,
at redemption value	-	-	-	(104,693)	-	-	-	(104,693)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(3,104)	-	(3,104)
Other	-	(105)	-	(4,518)	(10)	(5,045)	4,376	(5,302)
Balance, June 30, 2011	41,189	$997,446	184,428	$6,892,570	$(1,244,254)	$114,479	$607,283	$7,367,524

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	314,174	-	24,318	338,492
Net income attributable to redeemable
partnership units	-	-	-	-	(24,355)	-	-	(24,355)
Distributions to Vornado	-	-	-	-	(256,119)	-	-	(256,119)
Distributions to preferred unitholders	-	-	-	-	(35,574)	-	-	(35,574)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	303	24,976	-	-	-	24,976
Under Vornado's Omnibus share plan	-	-	412	8,816	(16,389)	-	-	(7,573)
Under Vornado's dividend reinvestment plan	-	-	10	843	-	-	-	843
Contributions:
Real Estate Fund	-	-	-	-	-	-	108,319	108,319
Other	-	-	-	-	-	-	30	30
Distributions:
Real Estate Fund	-	-	-	-	-	-	(44,910)	(44,910)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	7	8,484	(339)	-	-	8,145
Change in unrealized net loss on securities
available-for-sale	-	-	-	-	-	(220,525)	-	(220,525)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(26,254)	-	(26,254)
Change in value of interest rate swap	-	-	-	-	-	(6,002)	-	(6,002)
Adjustments to carry redeemable Class A units,
at redemption value	-	-	-	(110,581)	-	-	-	(110,581)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	15,894	-	15,894
Other	-	-	-	-	2	373	(3)	372
Balance, June 30, 2012	42,185	$1,021,555	185,815	$7,067,274	$(1,420,304)	$(162,785)	$767,885	$7,273,625

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$338,492	$576,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	285,617	273,980
Equity in net income of partially owned entities, including Toys “R” Us	(129,504)	(131,993)
Net gains on sale of real estate	(72,713)	(51,623)
Loss (income) from the mark-to-market of J.C. Penney derivative position	57,687	(10,401)
Straight-lining of rental income	(43,124)	(22,291)
Distributions of income from partially owned entities	34,613	43,741
Unrealized gain on Real Estate Fund assets	(27,979)	(13,570)
Amortization of below-market leases, net	(26,457)	(33,704)
Other non-cash adjustments	20,993	14,381
Impairment losses	13,511	-
Net gain on disposition of wholly owned and partially owned assets	(4,856)	(6,677)
Net gain on extinguishment of debt	-	(83,907)
Mezzanine loans loss reversal and net gain on disposition	-	(82,744)
Changes in operating assets and liabilities:
Real Estate Fund investments	(85,867)	(97,802)
Accounts receivable, net	(8,971)	(11,478)
Prepaid assets	(100,012)	(117,503)
Other assets	(18,582)	(10,424)
Accounts payable and accrued expenses	25,940	13,250
Other liabilities	5,076	12,015
Net cash provided by operating activities	263,864	260,040

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	370,037	130,789
Additions to real estate	(83,368)	(86,944)
Funding of J.C. Penney derivative collateral	(70,000)	-
Proceeds from sales of marketable securities	58,460	19,301
Development costs and construction in progress	(58,069)	(32,489)
Investments in partially owned entities	(57,237)	(426,376)
Acquisitions of real estate and other	(32,156)	-
Return of J.C. Penney derivative collateral	24,950	-
Distributions of capital from partially owned entities	17,963	271,375
Restricted cash	(14,658)	91,127
Proceeds from the repayment of loan to officer	13,123	-
Proceeds from sales and repayments of mezzanine loans	1,994	99,990
Investments in mezzanine loans receivable and other	(145)	(43,516)
Net cash provided by investing activities	170,894	23,257

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,507,220)	$(1,636,817)
Proceeds from borrowings	1,225,000	1,284,167
Distributions to Vornado	(256,119)	(254,099)
Contributions from noncontrolling interests in consolidated subsidiaries	108,349	109,605
Distributions to redeemable security holders and noncontrolling interests	(69,367)	(62,111)
Distributions to preferred unitholders	(35,576)	(27,117)
Repurchase of Class A units related to stock compensation agreements and/or related
tax withholdings	(30,034)	(748)
Debt issuance and other costs	(14,648)	(23,319)
Proceeds received from exercise of Vornado stock options	9,667	21,330
Proceeds from the issuance of Series J preferred units	-	214,538
Purchases of outstanding preferred units	-	(8,000)
Net cash used in financing activities	(569,948)	(382,571)
Net decrease in cash and cash equivalents	(135,190)	(99,274)
Cash and cash equivalents at beginning of period	606,553	690,789
Cash and cash equivalents at end of period	$471,363	$591,515

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, net of capitalized interest of $361 and $0	$163,928	$256,776
Cash payments for income taxes	$6,494	$5,416

Non-Cash Investing and Financing Activities:
Change in unrealized net (loss) gain on securities available-for-sale	$(220,525)	$40,844
Adjustments to carry redeemable Class A units at redemption value	(110,581)	(104,693)
L.A. Mart seller financing	35,000	-
Class A units issued upon redemption of redeemable Class A units, at redemption value	24,976	35,208
Contribution of mezzanine loan receivable to a joint venture	-	73,750
Like-kind exchange of real estate	-	(45,625)
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	-	(145,333)
Liabilities related to discontinued operations	-	(232,502)
Write-off of fully depreciated assets	(131,770)	(32,794)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership,” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in the Operating Partnership at June 30, 2012.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

3.    Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 14 – Fair Value Measurements).

4.     Acquisitions

On July 5, 2012, we entered into an agreement to acquire a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by Vornado.  The acquisition will be funded by property level debt and proceeds from asset sales, and is expected to close in the fourth quarter, subject to customary closing conditions.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.     Acquisitions- continued

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE:HST), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The lease contains options based on cash flow which, if exercised, would lead to our ownership.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend as much as $140 million to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 feet wide block front dynamic LED signs.

5.     Vornado Capital Partners Real Estate Fund (the “Fund”)

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

On April 26, 2012, the Fund acquired 520 Broadway, a 112,000 square foot office building located in Santa Monica, California for $59,650,000 and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

On June 28, 2012, the Fund made an investment in an unconsolidated subsidiary that, on July 2, 2012, acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

At June 30, 2012, the Fund had seven investments with an aggregate fair value of approximately $460,496,000, or $40,260,000  in excess of cost, and had remaining unfunded commitments of $330,753,000, of which our share was $82,688,250.  Below is a summary of income from the Fund for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating (loss) income	$(834)	$3,101	$4,084	$3,483
Net realized gain	-	3,085	-	3,085
Net unrealized gains	21,135	12,872	27,979	13,570
Income from Real Estate Fund	20,301	19,058	32,063	20,138
Less (income) attributable to noncontrolling interests	(12,306)	(12,102)	(20,239)	(12,028)
Income from Real Estate Fund attributable to Vornado (1)	$7,995	$6,956	$11,824	$8,110
___________________________________

(1)

Excludes management, leasing and development fees of $600 and $865 for the three months ended June 30, 2012 and 2011, respectively, and $1,303 and $1,165 for the six months ended June 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Mezzanine Loans Receivable

As of June 30, 2012 and December 31, 2011, the carrying amount of mezzanine loans receivable was $132,369,000 and $133,948,000, respectively.  These loans have a weighted average interest rate of 9.53% and maturities ranging from August 2014 to May 2016.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Marketable Securities and Derivative Instruments

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

In the six months ended June 30, 2012 and 2011, we sold certain marketable securities for aggregate proceeds of $58,460,000 and $19,301,000, resulting in net gains of $3,582,000 and $2,139,000, respectively, of which $3,582,000 and $48,000 were recognized in the three months ended June 30, 2012 and 2011.

Below is a summary of our marketable securities portfolio as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012				As of December 31, 2011
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	(Loss) Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$433,193	$591,214	$(158,021)	n/a	$653,228	$591,069	$62,159
Other	n/a	33,406	14,183	19,223	n/a	30,568	14,585	15,983
Debt securities	n/a	-	-	-	04/13 - 10/18	57,525	53,941	3,584
		$466,599	$605,397	$(138,798)		$741,321	$659,595	$81,726

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 11.0% of its outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.76 per share, or $478,677,000 in the aggregate.  As of June 30, 2012, these shares have an aggregate fair value of $433,193,000, based on J.C. Penney’s closing share price of $23.31 per share.  Unrealized gains and losses from the mark-to-market of these shares are included in “other comprehensive (loss) income.”  The three and six months ended June 30, 2012 include $225,383,000 and $220,180,000, respectively, of unrealized losses.  The three and six months ended June 30, 2011 include $25,611,000 of unrealized losses and $41,292,000 of unrealized gains, respectively.

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.93 per share, or $139,348,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains and losses from the mark-to-market of the underlying common shares are recognized in “interest and other investment (loss) income, net” on our consolidated statements of income.  In the three and six months ended June 30, 2012, we recognized losses of $58,732,000 and $57,687,000, respectively, from the mark-to-market of the underlying common shares, and as of June 30, 2012, have funded $45,050,000 in connection with this derivative position.  In the three and six months ended June 30, 2011, we recognized a loss of $6,762,000 and income of $10,401,000, respectively, from the mark-to-market of the underlying common shares.

At June 30, 2012, the aggregate economic net loss on our investment in J.C. Penney, after dividends, was $43,224,000, based on our economic cost of $26.41 per share.

8.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2012, we own 32.5% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.5% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of June 30, 2012, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			April 28, 2012	October 29, 2011
Assets			$11,889,000	$13,221,000
Liabilities			9,969,000	11,530,000
Noncontrolling interests			34,000	-
Toys “R” Us, Inc. equity			1,886,000	1,691,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Total revenues	$2,612,000	$2,636,000	$8,537,000	$8,608,000
Net (loss) income attributable to Toys	(66,000)	(77,000)	283,000	262,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2012, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of June 30, 2012, Alexander’s owed us $40,480,000 in fees under these agreements.

As of June 30, 2012, the market value of our investment in Alexander’s, based on Alexander’s June 30, 2012 closing share price of $431.11, was $713,085,000, or $524,376,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2012, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $58,552,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This amortization is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2012	December 31, 2011
Assets			$1,761,000	$1,771,000
Liabilities			1,397,000	1,408,000
Noncontrolling interests			5,000	4,000
Stockholders' equity			359,000	359,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues	$64,000	$62,000	$127,000	$125,000
Net income attributable to Alexander’s	19,000	20,000	38,000	38,000

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of June 30, 2012, we own 18,468,969 Lexington common shares, or approximately 11.9% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Based on Lexington’s June 30, 2012 closing share price of $8.47, the market value of our investment in Lexington was $156,432,000, or $102,877,000 in excess of the June 30, 2012 carrying amount on our consolidated balance sheet.  As of June 30, 2012, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $45,263,000.   This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized in 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			March 31, 2012	September 30, 2011
Assets			$3,047,000	$3,164,000
Liabilities			1,844,000	1,888,000
Noncontrolling interests			60,000	59,000
Shareholders’ equity			1,143,000	1,217,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Total revenues	$83,000	$80,000	$166,000	$160,000
Net income (loss) attributable to Lexington	4,000	(17,000)	17,000	(5,000)

LNR Property LLC (“LNR”)

As of June 30, 2012, we own a 26.2% equity interest in LNR.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $85 billion as of March 31, 2012, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of June 30, 2012, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			March 31, 2012	September 30, 2011
Assets			$86,155,000	$128,536,000
Liabilities			85,383,000	127,809,000
Noncontrolling interests			14,000	55,000
LNR Property Corporation equity			758,000	672,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Total revenues	$55,000	$47,000	$104,000	$83,000
Net income attributable to LNR	36,000	42,000	87,000	100,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of June 30, 2012 and December 31, 2011.

	Percentage
(Amounts in thousands)	Ownership at	Balance as of
Investments:	June 30, 2012	June 30, 2012	December 31, 2011
Toys	32.5%(1)	$573,292	$506,809

Alexander’s	32.4%	$188,709	$189,775

Lexington	11.9%(2)	53,555	57,402

LNR	26.2%	192,788	174,408

India real estate ventures	4.0%-36.5%	96,518	80,499

Partially owned office buildings:
280 Park Avenue	49.5%	186,102	184,516
Rosslyn Plaza	43.7%-50.4%	62,552	53,333
West 57th Street properties	50.0%	57,754	58,529
One Park Avenue	30.3%	48,202	47,568
666 Fifth Avenue Office Condominium	49.5%	33,107	23,655
330 Madison Avenue	25.0%	23,229	20,353
1101 17th Street	55.0%	21,688	20,407
Fairfax Square	20.0%	6,144	6,343
Warner Building	55.0%	5,009	2,715
Other partially owned office buildings	Various	10,569	11,547

Other equity method investments:
Verde Realty Operating Partnership	8.3%	58,595	59,801
Independence Plaza Partnership (3)	51.0%	51,718	48,511
Downtown Crossing, Boston	50.0%	47,365	46,691
Monmouth Mall	50.0%	7,573	7,536
Other equity method investments (4)	Various	133,970	140,061
		$1,285,147	$1,233,650

(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)	Represents an investment in mezzanine loans to the property owner entity.

(4)	Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three and six months ended June 30, 2012 and 2011.

	Percentage	For the Three Months		For the Six Months
(Amounts in thousands)	Ownership	Ended June 30,		Ended June 30,
Our Share of Net Income (Loss):	June 30, 2012	2012	2011	2012	2011
Toys:	32.5%(1)
Equity in net (loss) income before income taxes		$(35,664)	$(49,017)	$121,723	$130,822
Income tax benefit (expense)		14,103	23,969	(29,100)	(45,049)
Equity in net (loss) income		(21,561)	(25,048)	92,623	85,773
Management fees		2,371	2,202	4,658	4,325
		$(19,190)	$(22,846)	$97,281	$90,098

Alexander’s:	32.4%
Equity in net income		$5,941	$6,351	$12,073	$12,070
Fee income		1,907	1,900	3,796	3,787
		7,848	8,251	15,869	15,857

Lexington:	11.9%(2)
Equity in net (loss) income		(236)	346	694	1,066
Net gain resulting from Lexington's stock issuance		-	8,308	-	9,760
		(236)	8,654	694	10,826

LNR:	26.2%
Equity in net income		9,469	4,983	22,719	11,260
Net gains from asset sales and tax settlement gains		-	6,020	-	14,997
		9,469	11,003	22,719	26,257

India real estate ventures	4.0%-36.5%	(3,815)	205	(4,608)	(2)

Partially owned office buildings:
Warner Building:	55.0%
Equity in net loss		(1,589)	(3,225)	(4,599)	(3,525)
Straight-line reserves and write-off of tenant
improvements		-	-	-	(9,022)
		(1,589)	(3,225)	(4,599)	(12,547)
280 Park Avenue (acquired in May 2011)	49.5%	(1,955)	(2,184)	(7,550)	(2,184)
666 Fifth Avenue Office Condominium (acquired
in December 2011)	49.5%	1,785	-	3,500	-
1101 17th Street	55.0%	646	700	1,329	1,423
330 Madison Avenue	25.0%	18	506	812	1,125
One Park Avenue (acquired in March 2011)	30.3%	303	(243)	634	(1,471)
West 57th Street properties	50.0%	252	238	565	336
Rosslyn Plaza	43.7%-50.4%	145	(195)	303	2,220
Fairfax Square	20.0%	(40)	42	(52)	29
Other partially owned office buildings	Various	555	1,997	1,082	4,086
		120	(2,364)	(3,976)	(6,983)

Other equity method investments:
Independence Plaza Partnership (acquired in June 2011) (3)	51.0%	1,733	-	3,415	-
Downtown Crossing, Boston	50.0%	(500)	(242)	(834)	(748)
Monmouth Mall	50.0%	298	826	660	957
Verde Realty Operating Partnership	8.3%	(289)	585	(612)	(1,209)
Other equity method investments (4)	Various	(2,065)	(902)	(1,104)	(3,060)
		(823)	267	1,525	(4,060)

		$12,563	$26,016	$32,223	$41,895

(1)		32.7% at June 30, 2011.

(2)		11.7% at June 30, 2011.

(3)		Represents an investment in mezzanine loans to the property owner entity.

(4)		Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of June 30, 2012 and December 31, 2011, none of which is recourse to us.

			Interest	100% of
	Percentage		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	Ownership at		June 30,	June 30,	December 31,
	June 30, 2012	Maturity	2012	2012	2011
Toys:	32.5%(1)
Notes, loans and mortgages payable		2012-2021	7.40%	$5,439,646	$6,047,521

Alexander's:	32.4%
Mortgage notes payable		2013-2018	3.51%	$1,323,532	$1,330,932

Lexington:	11.9%(2)
Mortgage notes payable		2012-2037	5.58%	$1,652,094	$1,712,750

LNR:	26.2%
Mortgage notes payable		2013-2031	4.34%	$373,286	$353,504
Liabilities of consolidated CMBS and CDO trusts		n/a	5.32%	84,922,346	127,348,336
				$85,295,632	$127,701,840

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
note payable	49.5%	02/19	6.76%	$1,070,288	$1,035,884
280 Park Avenue mortgage notes payable	49.5%	06/16	6.65%	738,001	737,678
Warner Building mortgage note payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage note payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage note payable	25.0%	06/15	1.74%	150,000	150,000
Fairfax Square mortgage note payable	20.0%	12/14	7.00%	70,558	70,974
Rosslyn Plaza mortgage note payable	43.7% to 50.4%	n/a	n/a	-	56,680
West 57th Street properties mortgage note payable	50.0%	02/14	4.94%	21,026	21,864
Other	Various	Various	6.38%	69,972	70,230
				$2,662,545	$2,686,010

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgage notes
payable	25.0%	2012-2022	12.97%	$227,820	$226,534

Other:
Verde Realty Operating Partnership mortgage notes
payable	8.3%	2013-2025	5.51%	$522,022	$340,378
Monmouth Mall mortgage note payable	50.0%	09/15	5.44%	161,016	162,153
Other(3)	Various	Various	4.88%	973,289	992,872
				$1,656,327	$1,495,403

(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)	Includes interests in Suffolk Downs, Fashion Centre Mall and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $26,214,635,000 and $37,531,298,000 at June 30, 2012 and December 31, 2011, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,987,060,000 and $4,199,145,000 at June 30, 2012 and December 31, 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Discontinued Operations

During 2012, we sold or have entered into agreements to sell (i) five Mart properties, (ii) one Washington, DC property, and (iii) 11 Retail properties, for an aggregate of $792,000,000.  Below are the details of these transactions.

Merchandise Mart Properties

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%.

On July 5, 2012, we entered into agreements to sell the Washington Design Center, the Boston Design Center and the Canadian Trade Shows, for an aggregate of $175,000,000 in cash, which will result in a net gain aggregating approximately $24,500,000.  The sales of the Canadian Trade Shows and the Washington Design Center were completed in July 2012 and the sale of the Boston Design Center is expected to be completed in the third quarter, subject to customary closing conditions.

Washington, DC Property

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of approximately $124,700,000, that will be recognized in the third quarter.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

Retail Properties

During 2012, we sold 11 retail properties in separate transactions, for an aggregate of $136,000,000 in cash, which resulted in a net gain aggregating $17,802,000.

We have reclassified the revenues and expenses of all of the properties discussed above, as well as 10 other retail properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2012 and December 31, 2011 and their combined results of operations for the three and six months ended June 30, 2012 and 2011.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Merchandise Mart Properties	$134,698	$376,571	$67,071	$74,236
Retail Properties	102,620	220,249	3,773	19,367
409 Third Street S.W.	64,628	64,904	-	-
Total	$301,946	$661,724	$70,844	$93,603

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Total revenues	$22,678	$34,509	$49,429	$76,622
Total expenses	14,051	24,598	33,444	59,951
	8,627	9,911	15,985	16,671
Net gains on sale of real estate	16,896	458	72,713	51,623
Impairment losses	(13,511)	-	(13,511)	-
Net gain on extinguishment of High Point debt	-	-	-	83,907
Income from discontinued operations	$12,012	$10,369	$75,187	$152,201

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2012 and December 31, 2011.

	Balance as of
	June 30,	December 31,
(Amounts in thousands)	2012	2011
Identified intangible assets:
Gross amount	$615,446	$642,565
Accumulated amortization	(349,060)	(347,105)
Net	$266,386	$295,460
Identified intangible liabilities (included in deferred revenue):
Gross amount	$819,397	$830,411
Accumulated amortization	(386,293)	(367,525)
Net	$433,104	$462,886

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $12,411,000 and $16,427,000 for the three months ended June 30, 2012 and 2011, respectively, and $25,986,000 and $32,772,000 for the six months ended June 30, 2012 and 2011, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$43,597
2014	37,331
2015	34,260
2016	31,212
2017	25,704

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $14,492,000 and $13,060,000 for the three months ended June 30, 2012 and 2011, respectively, and $26,424,000 and $26,715,000 for the six months ended June 30, 2012 and 2011, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$40,047
2014	21,670
2015	16,700
2016	14,173
2017	11,571

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $408,000 and $344,000 for the three months ended June 30, 2012 and 2011, respectively, and $774,000 and $688,000 for the six months ended June 30, 2012 and 2011, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$1,472
2014	1,457
2015	1,457
2016	1,457
2017	1,457

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2012	2012	2011
Fixed rate:
New York:
Two Penn Plaza	03/18	5.13%	$425,000	$425,000
1290 Avenue of the Americas	01/13	5.97%	410,841	413,111
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue(2)	01/17	3.75%	300,000	430,000
909 Third Avenue	04/15	5.64%	201,237	203,217
828-850 Madison Avenue Condominium - retail	06/18	5.29%	80,000	80,000
510 5th Avenue - retail	01/16	5.60%	31,495	31,732

Washington, DC:
Skyline Properties(3)	02/17	5.74%	684,598	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive	03/23	5.51%	150,000	150,000
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	107,097	108,423
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.47%	95,755	98,239
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	80,023	80,486
1550 and 1750 Crystal Drive	11/14	7.08%	75,254	76,624
220 20th Street	02/18	4.61%	74,437	75,037
1235 Clark Street(4)	07/12	6.75%	50,786	51,309
2231 Crystal Drive	08/13	7.08%	42,581	43,819
1225 Clark Street	08/13	7.08%	25,470	26,211
1750 Pennsylvania Avenue	n/a	n/a	-	44,330

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.22%	579,350	585,398
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	86,479	87,750
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	55,022	55,912
Other	06/14-05/36	5.12%-7.30%	87,452	88,237

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000

Other:
555 California Street	09/21	5.10%	600,000	600,000
Borgata Land	02/21	5.14%	60,000	60,000
Total fixed rate notes and mortgages payable		5.44%	$6,224,670	$6,414,628
___________________
See notes on page 22.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2012	2012	2011
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.59%	$330,000	$330,000
100 West 33rd Street - office & retail(5)	03/17	L+250	2.74%	325,000	232,000
4 Union Square South - retail	04/14	L+325	3.49%	75,000	75,000
435 Seventh Avenue - retail(6)	08/14	L+300 (6)	5.00%	51,093	51,353
866 UN Plaza	05/16	L+125	1.49%	44,978	44,978
Washington, DC:
2101 L Street	02/13	L+120	1.42%	148,125	150,000
River House Apartments	04/18	n/a (7)	1.62%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.99%	50,359	53,344
1730 M and 1150 17th Street	06/14	L+140	1.65%	43,581	43,581
Retail:
Green Acres Mall	02/13	L+140	1.64%	308,825	325,045
Bergen Town Center	03/13	L+150	1.74%	282,312	283,590
San Jose Strip Center	03/13	L+400	4.25%	109,072	112,476
Beverly Connection (8)	09/14	L+425 (8)	4.75%	100,000	100,000
Cross-collateralized mortgages on 40 strip
shopping centers (9)	09/20	L+136 (9)	2.36%	60,000	60,000
Other	11/12	L+375	3.99%	19,427	19,876
Other:
220 Central Park South	10/13	L+275	2.99%	123,750	123,750
Total variable rate notes and mortgages payable			2.48%	2,135,522	2,068,993
Total notes and mortgages payable			4.68%	$8,360,192	$8,483,621

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,545	$499,462
Senior unsecured notes due 2039 (10)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,290	398,199
Total senior unsecured notes			5.70%	$1,357,835	$1,357,661

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility	11/16	L+125	1.47%	$500,000	$138,000
$1.25 billion unsecured revolving credit facility
($22,195 reserved for outstanding letters of credit)	06/16	L+135	-	-	-
Total unsecured revolving credit facilities			1.47%	$500,000	$138,000

3.88% exchangeable senior debentures(11)	n/a		n/a	$-	$497,898

2.85% convertible senior debentures due
to Vornado(11)	n/a		n/a	$-	$10,168

See notes on the following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt - continued

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

(3)

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the Base Realignment and Closure statute, the Skyline properties had a 26% vacancy rate, which is expected to increase and, accordingly, cash flows are expected to decrease. As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender. Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer. In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000 of tenant improvements and leasing commissions we recently funded in connection with a new lease at these properties. The forbearance agreement provides that until the earlier of (i) the full repayment to us of that capital or (ii) December 1, 2012, any interest shortfall will be deferred and not give rise to a loan default. The deferred interest will be added to the principal balance of the loan and, as of June 30, 2012, amounted to $6,598. We continue to negotiate with the special servicer to restructure the terms of the loan.

(4)	On July 11, 2012, upon maturity, we repaid this loan.

(5)

On March 5, 2012, we completed a $325,000 refinancing of this property. The three-year loan bears interest at LIBOR plus 2.50% and has two one-year extension options. We retained net proceeds of approximately $87,000, after repaying the existing loan and closing costs.

(6)	LIBOR floor of 2.00%.

(7)	Interest at the Freddie Mac Reference Note Rate plus 1.53%.

(8)	LIBOR floor of 0.50%.

(9)	LIBOR floor of 1.00%.

(10)	May be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(11)	In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215 in cash.

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

(Amounts in thousands)
Balance at December 31, 2010	$1,327,974
Net income	40,539
Distributions	(25,711)
Redemption of Class A units, at redemption value	(35,208)
Adjustments to carry redeemable Class A units at redemption value	104,693
Redemption of Series D-11 redeemable units	(8,000)
Other, net	17,180
Balance at June 30, 2011	$1,421,467

Balance at December 31, 2011	$1,160,677
Net income	24,355
Distributions	(24,457)
Redemption of Class A units, at redemption value	(24,976)
Adjustments to carry redeemable Class A units at redemption value	110,581
Other, net	(9,355)
Balance at June 30, 2012	$1,236,825

As of June 30, 2012 and December 31, 2011, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,010,825,000 and $934,677,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $54,865,000 as of June 30, 2012 and December 31, 2011, respectively.

On July 19, 2012, we redeemed all of the outstanding 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units with an aggregate face amount of $180,000,000 for $168,300,000 in cash, plus accrued and unpaid distributions through the date of redemption.

13.    Partners’ Capital

On July 11, 2012, Vornado sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $291,923,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to us in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of Series K Preferred Shares).  Distributions on the Series K Preferred Units are cumulative and payable quarterly in arrears.  The Series K Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series K Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series K Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On July 17, 2012, Vornado issued a notice of redemption to the holders of its 7.0% Series E Cumulative Redeemable Preferred Shares.  The preferred shares will be redeemed at par on August 16, 2012, for an aggregate of $75,000,000 in cash, plus accrued and unpaid dividends through the date of redemption.  In connection therewith, on August 16, 2012, Vornado will require us to redeem our 7.0% Series E Cumulative Redeemable Preferred Units that are held by Vornado, for an aggregate of $75,000,000 in cash, plus accrued and unpaid distributions through the date of redemption.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.  Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) derivative positions in marketable equity securities, (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at June 30, 2012 and December 31, 2011, respectively.

	As of June 30, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$466,599	$466,599	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	460,496	72,041	-	388,455
Deferred compensation plan assets (included in other assets)	101,163	42,850	-	58,313
J.C. Penney derivative position (included in other assets)(1)	17,963	-	17,963	-
Total assets	$1,046,221	$581,490	$17,963	$446,768

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	50,120	-	50,120	-
Total liabilities	$105,217	$55,097	$50,120	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$741,321	$741,321	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	346,650	-	-	346,650
Deferred compensation plan assets (included in other assets)	95,457	39,236	-	56,221
J.C. Penney derivative position (included in other assets)(1)	30,600	-	30,600	-
Total assets	$1,214,028	$780,557	$30,600	$402,871

Mandatorily redeemable instruments (included in other liabilities)	$54,865	$54,865	$-	$-
Interest rate swap (included in other liabilities)	44,114	-	44,114	-
Total liabilities	$98,979	$54,865	$44,114	$-

(1) Represents the mark-to-market gain on the derivative position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Real Estate Fund Investments

At June 30, 2012, our Real Estate Fund had seven investments with an aggregate fair value of approximately $460,496,000, or $40,260,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 2.1 to 6.6 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at June 30, 2012.

Weighted Average
(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 23.3%	14.6%
Terminal capitalization rates	5.5% to 7.0%	6.1%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit.  Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments.  The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows.  Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate, may be partially offset by a change in the discount rate.  It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.  The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$324,514	$230,657	$346,650	$144,423
Purchases	44,592	22,808	44,592	123,047
Sales	-	(12,831)	(31,052)	(12,831)
Realized gains	-	3,085	-	3,085
Unrealized gains	21,135	12,872	27,979	13,570
Other, net	(1,786)	(796)	286	(15,499)
Ending balance	$388,455	$255,795	$388,455	$255,795

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Deferred Compensation Plan Assets

Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties.  We receive quarterly financial reports from a third-party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund.  The quarterly reports provide net asset values on a fair value basis which are audited by independent public accounting firms on an annual basis.  The third-party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements. The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$58,881	$51,612	$56,221	$47,850
Purchases	155	17,818	3,766	19,104
Sales	(616)	(16,347)	(4,011)	(17,494)
Realized and unrealized (loss) gain	(123)	594	2,269	4,217
Other, net	16	47	68	47
Ending balance	$58,313	$53,724	$58,313	$53,724

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair values of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of our mezzanine loans receivable is classified as Level 3 and the fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$132,369	$128,000	$133,948	$129,000
Debt:
Notes and mortgages payable	$8,360,192	$8,430,000	$8,483,621	$8,686,000
Senior unsecured notes	1,357,835	1,465,000	1,357,661	1,426,000
Revolving credit facility debt	500,000	500,000	138,000	138,000
Exchangeable senior debentures	-	-	497,898	510,000
Convertible senior debentures
due to Vornado	-	-	10,168	10,000
	$10,218,027	$10,395,000	$10,487,348	$10,770,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.    Incentive Compensation

Vornado’s Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.

On March 30, 2012, the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) approved the 2012 formulaic annual incentive program for Vornado’s senior executive management team.  Under the program, Vornado’s senior executive management team, including its Chairman and its President and Chief Executive Officer, will have the ability to earn annual incentive payments (cash or equity) if and only if Vornado achieves comparable funds from operations (“Comparable FFO”) of at least 80% or more of the prior year Comparable FFO.  Moreover, even if Vornado achieves the stipulated Comparable FFO performance requirement, the Committee retains the right, consistent with best practices, to elect to make no payments under the program.  Comparable FFO excludes the impact of certain non-recurring items such as income or loss from discontinued operations, the sale or mark-to-market of marketable securities or derivatives and early extinguishment of debt, restructuring costs and non-cash impairment losses, among others, and thus the Committee believes provides a better metric than total FFO for assessing management’s performance for the year.  Aggregate incentive awards earned under the program are subject to a cap of 1.25% of Comparable FFO for the year, with individual award allocations determined by the Committee based on an assessment of individual and overall performance.

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

Stock-based compensation expense consists of Vornado stock option awards, Vornado restricted stock awards, restricted unit awards and out-performance plan awards.  Stock-based compensation expense was $8,438,000 and $6,919,000 in the three months ended June 30, 2012 and 2011, respectively, and $15,047,000 and $14,065,000 in the six months ended June 30, 2012 and 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of our fee and other income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
BMS cleaning fees	$16,982	$15,409	$32,492	$30,832
Management and leasing fees	4,546	7,376	9,300	11,887
Lease termination fees	479	6,499	890	7,675
Other income	11,048	11,578	23,662	24,654
	$33,055	$40,862	$66,344	$75,048

Fee and other income above includes management fee income from Interstate Properties, a related party, of $192,000 and $194,000 for the three months ended June 30, 2012 and 2011, respectively, and $391,000 and $391,000 for the six months ended June 30, 2012 and 2011, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 8 – Investments in Partially Owned Entities).

17.     Interest and Other Investment (Loss) Income, Net

          The following table sets forth the details of our interest and other investment (loss) income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
(Loss) income from the mark-to-market of J.C. Penney derivative position	$(58,732)	$(6,762)	$(57,687)	$10,401
Dividends and interest on marketable securities	4,846	7,669	11,093	15,336
Interest on mezzanine loans	3,165	3,083	6,015	5,727
Mark-to-market of investments in our deferred compensation plan (1)	24	1,793	4,151	6,745
Mezzanine loans loss reversal and net gain on disposition	-	-	-	82,744
Other, net	1,525	2,215	2,921	4,144
	$(49,172)	$7,998	$(33,507)	$125,097
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Income Per Class A Unit

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

	For the Three Months		For the Six Months
(Amounts in thousands, except per unit amounts)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$46,216	$120,600	$263,305	$424,589
Income from discontinued operations	12,012	10,369	75,187	152,201
Net income	58,228	130,969	338,492	576,790
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(14,721)	(13,657)	(24,318)	(15,007)
Net income attributable to Vornado Realty L.P.	43,507	117,312	314,174	561,783
Preferred unit distributions	(21,660)	(19,116)	(43,321)	(37,067)
Net income attributable to Class A unitholders	21,847	98,196	270,853	524,716
Earnings allocated to unvested participating securities	(611)	(701)	(1,305)	(2,381)
Numerator for basic income per Class A unit	21,236	97,495	269,548	522,335
Impact of assumed conversions:
Interest on 3.88% exchangeable senior debentures	-	-	-	13,090
Convertible preferred unit distributions	-	-	57	64
Numerator for diluted income per Class A unit	$21,236	$97,495	$269,605	$535,489

Denominator:
Denominator for basic income per Class A unit –
weighted average units	197,131	196,168	196,997	196,015
Effect of dilutive securities(1):
3.88% exchangeable senior debentures	-	-	-	5,736
Vornado stock options and restricted unit awards	981	2,242	1,051	2,197
Convertible preferred units	-	-	50	56
Denominator for diluted income per Class A unit –
weighted average units and assumed conversions	198,112	198,410	198,098	204,004

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.05	$0.45	$0.99	$1.89
Income from discontinued operations	0.06	0.05	0.38	0.78
Net income per Class A unit	$0.11	$0.50	$1.37	$2.67

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.05	$0.44	$0.98	$1.88
Income from discontinued operations	0.06	0.05	0.38	0.74
Net income per Class A unit	$0.11	$0.49	$1.36	$2.62

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average Class A unit equivalents of 2,232 and 6,083 in the three months ended June 30, 2012 and 2011, respectively, and 4,465 and 654 in the six months ended June 30, 2012 and 2011, respectively.

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

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $266,074,000.

At June 30, 2012, $22,195,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of June 30, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $259,607,000.

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

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.

As of June 30, 2012, we have a $44,900,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $44,900,000.

20.    Related Party Transactions

On March 8, 2012, Steven Roth, the Chairman of Vornado’s Board of Trustees, repaid his $13,122,500 outstanding loan from Vornado.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 36 for the elements of the New York segment’s EBITDA.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended June 30, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$498,644	$245,948		$120,532	$75,718		$34,015	$-	$22,431
Straight-line rent adjustments	21,344	17,065		1,261	2,970		82	-	(34)
Amortization of acquired below-
market leases, net	12,411	7,623		508	2,791		-	-	1,489
Total rentals	532,399	270,636		122,301	81,479		34,097	-	23,886
Tenant expense reimbursements	78,833	36,985		10,958	28,314		1,267	-	1,309
Cleveland Medical Mart development
project	56,304	-		-	-		56,304	-	-
Fee and other income:
BMS cleaning fees	16,982	23,911		-	-		-	-	(6,929)
Management and leasing fees	4,546	1,113		2,384	1,068		1	-	(20)
Lease termination fees	479	233		128	1		117	-	-
Other	11,048	5,455		4,971	388		312	-	(78)
Total revenues	700,591	338,333		140,742	111,250		92,098	-	18,168
Operating expenses	251,970	143,190		48,500	41,527		16,258	-	2,495
Depreciation and amortization	132,529	56,665		35,994	21,415		7,869	-	10,586
General and administrative	46,834	6,654		6,233	6,367		4,848	-	22,732
Cleveland Medical Mart development
project	53,935	-		-	-		53,935	-	-
Acquisition related costs and
tenant buy-outs	2,559	-		-	-		-	-	2,559
Total expenses	487,827	206,509		90,727	69,309		82,910	-	38,372
Operating income (loss)	212,764	131,824		50,015	41,941		9,188	-	(20,204)
(Loss) applicable to Toys	(19,190)	-		-	-		-	(19,190)	-
Income (loss) from partially owned
entities	12,563	6,851		(519)	294		185	-	5,752
Income from Real Estate Fund	20,301	-		-	-		-	-	20,301
Interest and other investment
(loss) income, net	(49,172)	1,057		29	6		-	-	(50,264)
Interest and debt expense	(128,427)	(36,407)		(29,313)	(18,963)		(7,781)	-	(35,963)
Net gain on disposition of wholly
owned and partially owned assets	4,856	-		-	-		-	-	4,856
Income (loss) before income taxes	53,695	103,325		20,212	23,278		1,592	(19,190)	(75,522)
Income tax expense	(7,479)	(1,064)		(852)	-		(892)	-	(4,671)
Income (loss) from continuing
operations	46,216	102,261		19,360	23,278		700	(19,190)	(80,193)
Income (loss) from discontinued
operations	12,012	(32)		3,713	10,744		(9,588)	-	7,175
Net income (loss)	58,228	102,229		23,073	34,022		(8,888)	(19,190)	(73,018)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(14,721)	(2,998)		-	97		-	-	(11,820)
Net income (loss) attributable to
Vornado Realty L.P.	43,507	99,231		23,073	34,119		(8,888)	(19,190)	(84,838)
Interest and debt expense(2)	190,942	46,413		32,549	20,102		8,786	37,293	45,799
Depreciation and amortization(2)	184,028	63,664		39,656	22,131		9,826	32,505	16,246
Income tax (benefit) expense(2)	(5,214)	1,113		1,034	-		1,215	(14,103)	5,527
EBITDA(1)	$413,263	$210,421	(3)	$96,312	$76,352	(4)	$10,939	$36,505	$(17,266)	(5)

See notes on page 36.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended June 30, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$521,431	$246,218		$137,430	$76,137		$39,295	$-	$22,351
Straight-line rent adjustments	7,047	6,093		(698)	1,486		(553)	-	719
Amortization of acquired below-
market leases, net	16,427	11,671		512	3,135		-	-	1,109
Total rentals	544,905	263,982		137,244	80,758		38,742	-	24,179
Tenant expense reimbursements	77,902	37,891		8,724	28,391		1,543	-	1,353
Cleveland Medical Mart development
project	32,369	-		-	-		32,369	-	-
Fee and other income:
BMS cleaning fees	15,409	22,300		-	-		-	-	(6,891)
Management and leasing fees	7,376	1,574		4,074	1,548		200	-	(20)
Lease termination fees	6,499	5,571		900	28		-	-	-
Other	11,578	6,345		5,128	450		(481)	-	136
Total revenues	696,038	337,663		156,070	111,175		72,373	-	18,757
Operating expenses	257,228	139,264		48,163	44,275		21,767	-	3,759
Depreciation and amortization	125,802	54,534		33,472	19,905		6,991	-	10,900
General and administrative	49,795	6,423		6,462	6,746		6,406	-	23,758
Cleveland Medical Mart development
project	29,940	-		-	-		29,940	-	-
Acquisition related costs and
tenant buy-outs	1,897	-		-	-		-	-	1,897
Total expenses	464,662	200,221		88,097	70,926		65,104	-	40,314
Operating income (loss)	231,376	137,442		67,973	40,249		7,269	-	(21,557)
(Loss) applicable to Toys	(22,846)	-		-	-		-	(22,846)	-
Income (loss) from partially owned
entities	26,016	5,408		(767)	635		178	-	20,562
Income from Real Estate Fund	19,058	-		-	-		-	-	19,058
Interest and other investment
income (loss), net	7,998	1,050		48	(8)		-	-	6,908
Interest and debt expense	(135,361)	(38,709)		(30,729)	(19,487)		(7,781)	-	(38,655)
Income (loss) before income taxes	126,241	105,191		36,525	21,389		(334)	(22,846)	(13,684)
Income tax expense	(5,641)	(440)		(504)	-		(695)	-	(4,002)
Income (loss) from continuing
operations	120,600	104,751		36,021	21,389		(1,029)	(22,846)	(17,686)
Income (loss) from discontinued
operations	10,369	110		2,490	4,593		3,294	-	(118)
Net income (loss)	130,969	104,861		38,511	25,982		2,265	(22,846)	(17,804)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(13,657)	(2,325)		-	(69)		-	-	(11,263)
Net income (loss) attributable to
Vornado Realty L.P.	117,312	102,536		38,511	25,913		2,265	(22,846)	(29,067)
Interest and debt expense(2)	202,956	45,268		34,093	20,796		9,595	43,393	49,811
Depreciation and amortization(2)	182,496	59,363		38,306	21,802		11,227	32,896	18,902
Income tax (benefit) expense(2)	(17,343)	443		607	-		911	(23,969)	4,665
EBITDA(1)	$485,421	$207,610	(3)	$111,517	$68,511	(4)	$23,998	$29,474	$44,311	(5)

See notes on page 36.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$997,745	$479,884		$245,772	$151,347		$76,062	$-	$44,680
Straight-line rent adjustments	43,643	34,194		3,127	5,245		751	-	326
Amortization of acquired below-
market leases, net	25,986	15,318		1,031	6,780		-	-	2,857
Total rentals	1,067,374	529,396		249,930	163,372		76,813	-	47,863
Tenant expense reimbursements	157,934	73,697		21,122	57,738		2,501	-	2,876
Cleveland Medical Mart development
project	111,363	-		-	-		111,363	-	-
Fee and other income:
BMS cleaning fees	32,492	46,558		-	-		-	-	(14,066)
Management and leasing fees	9,300	2,221		5,167	1,904		46	-	(38)
Lease termination fees	890	256		128	1		505	-	-
Other	23,662	11,802		10,562	739		740	-	(181)
Total revenues	1,403,015	663,930		286,909	223,754		191,968	-	36,454
Operating expenses	515,339	288,862		95,662	85,033		40,799	-	4,983
Depreciation and amortization	267,983	110,424		79,517	42,025		14,885	-	21,132
General and administrative	102,405	15,241		13,186	12,700		10,757	-	50,521
Cleveland Medical Mart development
project	106,696	-		-	-		106,696	-	-
Acquisition related costs and
tenant buy-outs	3,244	-		-	-		-	-	3,244
Total expenses	995,667	414,527		188,365	139,758		173,137	-	79,880
Operating income (loss)	407,348	249,403		98,544	83,996		18,831	-	(43,426)
Income applicable to Toys	97,281	-		-	-		-	97,281	-
Income (loss) from partially owned
entities	32,223	11,036		(2,389)	698		341	-	22,537
Income from Real Estate Fund	32,063	-		-	-		-	-	32,063
Interest and other investment
(loss) income, net	(33,507)	2,109		73	20		-	-	(35,709)
Interest and debt expense	(262,655)	(72,548)		(59,724)	(38,171)		(15,561)	-	(76,651)
Net gain on disposition of wholly
owned and partially owned assets	4,856	-		-	-		-	-	4,856
Income (loss) before income taxes	277,609	190,000		36,504	46,543		3,611	97,281	(96,330)
Income tax expense	(14,304)	(1,665)		(1,302)	-		(1,823)	-	(9,514)
Income (loss) from continuing
operations	263,305	188,335		35,202	46,543		1,788	97,281	(105,844)
Income (loss) from discontinued operations	75,187	(640)		5,943	15,395		47,499	-	6,990
Net income (loss)	338,492	187,695		41,145	61,938		49,287	97,281	(98,854)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(24,318)	(5,174)		-	211		-	-	(19,355)
Net income (loss) attributable to
Vornado Realty L.P.	314,174	182,521		41,145	62,149		49,287	97,281	(118,209)
Interest and debt expense(2)	384,024	93,471		66,206	40,540		17,576	68,862	97,369
Depreciation and amortization(2)	375,201	125,575		87,916	44,406		19,304	67,211	30,789
Income tax expense(2)	46,226	1,806		1,557	-		2,377	29,100	11,386
EBITDA(1)	$1,119,625	$403,373	(3)	$196,824	$147,095	(4)	$88,544	$262,454	$21,335	(5)

See notes on page 36.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,032,339	$480,092		$272,075	$151,863		$82,954	$-	$45,355
Straight-line rent adjustments	19,703	16,191		(696)	3,219		(760)	-	1,749
Amortization of acquired below-
market leases, net	32,772	23,340		978	6,206		-	-	2,248
Total rentals	1,084,814	519,623		272,357	161,288		82,194	-	49,352
Tenant expense reimbursements	164,507	76,796		17,685	61,103		3,307	-	5,616
Cleveland Medical Mart development
project	73,068	-		-	-		73,068	-	-
Fee and other income:
BMS cleaning fees	30,832	44,342		-	-		-	-	(13,510)
Management and leasing fees	11,887	2,538		6,959	2,313		303	-	(226)
Lease termination fees	7,675	5,636		2,011	28		-	-	-
Other	24,654	12,003		10,281	950		1,248	-	172
Total revenues	1,397,437	660,938		309,293	225,682		160,120	-	41,404
Operating expenses	528,642	282,639		95,384	91,714		49,921	-	8,984
Depreciation and amortization	251,598	109,346		66,562	40,243		13,952	-	21,495
General and administrative	108,243	13,957		12,999	13,958		13,453	-	53,876
Cleveland Medical Mart development
project	68,218	-		-	-		68,218	-	-
Acquisition related costs and
tenant buy-outs	20,167	15,000		-	-		3,040	-	2,127
Total expenses	976,868	420,942		174,945	145,915		148,584	-	86,482
Operating income (loss)	420,569	239,996		134,348	79,767		11,536	-	(45,078)
Income applicable to Toys	90,098	-		-	-		-	90,098	-
Income (loss) from partially owned
entities	41,895	12,117		(4,682)	646		254	-	33,560
Income from Real Estate Fund	20,138	-		-	-		-	-	20,138
Interest and other investment
income, net	125,097	2,122		80	-		-	-	122,895
Interest and debt expense	(268,296)	(75,293)		(59,655)	(38,875)		(15,476)	-	(78,997)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-		-	-		-	-	6,677
Income (loss) before income taxes	436,178	178,942		70,091	41,538		(3,686)	90,098	59,195
Income tax expense	(11,589)	(959)		(1,174)	(5)		(739)	-	(8,712)
Income (loss) from continuing
operations	424,589	177,983		68,917	41,533		(4,425)	90,098	50,483
Income (loss) from discontinued operations	152,201	233		51,439	12,890		87,882	-	(243)
Net income	576,790	178,216		120,356	54,423		83,457	90,098	50,240
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(15,007)	(4,596)		-	86		-	-	(10,497)
Net income attributable to
Vornado Realty L.P.	561,783	173,620		120,356	54,509		83,457	90,098	39,743
Interest and debt expense(2)	401,804	85,557		66,314	41,466		22,502	83,528	102,437
Depreciation and amortization(2)	368,344	116,072		80,205	44,177		22,402	67,569	37,919
Income tax expense(2)	49,485	910		1,455	5		1,321	45,049	745
EBITDA(1)	$1,381,416	$376,159	(3)	$268,330	$140,157	(4)	$129,682	$286,244	$180,844	(5)

See notes on the following page.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21. Segment Information - continued

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

(3)	The elements of "New York" EBITDA are summarized below.
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Office	$142,573	$137,630	$278,520	$262,321
	Retail(a)	45,081	47,382	89,234	78,027
	Alexander's	13,026	13,921	26,397	27,202
	Hotel Pennsylvania	9,741	8,677	9,222	8,609
	Total New York	$210,421	$207,610	$403,373	$376,159

	(a)	The EBITDA for the six months ended June 30, 2011 is after a $15,000 expense for the buy-out of a below market lease.

(4)	The elements of "Retail Properties" EBITDA are summarized below.
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Strip Shopping Centers(a)	$52,268	$45,622	$99,176	$95,782
	Regional Malls	24,084	22,889	47,919	44,375
	Total Retail Properties	$76,352	$68,511	$147,095	$140,157

	(a)

EBITDA from continuing operations was $41,438 and $39,564 for the three months ended June 30, 2012 and 2011, respectively, and $82,604 and $79,605 for the six months ended June 30, 2012 and 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21. Segment Information - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "other" EBITDA are summarized below.
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$170	$827	$2,288	$1,807
	Net unrealized gains	5,284	3,218	6,995	3,392
	Net realized gains	-	771	-	771
	Carried interest	2,541	2,140	2,541	2,140
	Total	7,995	6,956	11,824	8,110
	LNR	11,671	13,410	27,233	22,800
	555 California Street	10,377	10,423	20,692	21,388
	Lexington	7,703	9,005	16,921	19,546
	Other investments	11,523	11,735	20,823	19,936
		49,269	51,529	97,493	91,780
	Corporate general and administrative expenses(a)	(21,812)	(20,024)	(44,129)	(41,379)
	Investment income and other, net(a)	13,387	11,660	23,832	24,743
	Fee income from Alexander's	1,907	1,900	3,796	3,787
	(Loss) income from the mark-to-market of J.C. Penney derivative
	position	(58,732)	(6,762)	(57,687)	10,401
	Acquisition costs	(2,559)	(1,897)	(3,244)	(2,127)
	Net gain on sale of condominiums	1,274	-	1,274	4,586
	Net gain resulting from Lexington's stock issuance	-	8,308	-	9,760
	Real Estate Fund placement fees	-	(403)	-	(3,451)
	Mezzanine loans loss reversal and net gain on disposition	-	-	-	82,744
		$(17,266)	$44,311	$21,335	$180,844

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

August 10, 2012

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended June 30, 2012.

	Total Return(1)
	Vornado	RMS	SNL
One-year	(6.7%)	13.2%	13.0%
Three-year	105.2%	135.6%	136.1%
Five-year	(9.3%)	13.8%	18.0%
Ten-year	178.6%	166.3%	178.9%

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from asset sales and by accessing the public and private capital markets.  We may also offer partnership units in exchange for property and may repurchase or otherwise reacquire these units or any other securities in the future.

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

Overview – continued

Quarter Ended June 30, 2012 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2012 was $21,847,000, or $0.11 per diluted unit, compared to $98,196,000, or $0.49 per diluted unit, for the quarter ended June 30, 2011.  Net income for the quarters ended June 30, 2012 and 2011 include $17,130,000 and $3,069,000, respectively, of net gains on sale of real estate, and $14,879,000 of real estate impairment losses in the quarter ended June 30, 2012.  In addition, the quarters ended June 30, 2012 and 2011 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below decreased net income attributable to Class A unitholders for the quarter ended June 30, 2012 by $46,972,000, or $0.24 per diluted unit and increased net income attributable to Class A unitholders for the quarter ended June 30, 2011 by $21,761,000, or $0.11 per diluted unit.

	For the Three Months Ended June 30,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
Loss from the mark-to-market of J.C. Penney derivative position	$(58,732)	$(6,762)
Income attributable to discontinued operations	8,627	9,911
Net gain on sale of condominiums	1,274	-
Net gain resulting from Lexington's stock issuances	-	8,308
Our share of LNR's net gain from asset sales	-	6,020
Other, net	(392)	1,215
Items that affect comparability	$(49,223)	$18,692

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2012 over the quarter ended June 30, 2011 and the trailing quarter ended March 31, 2012 are summarized below.

				Retail	Merchandise
Same Store EBITDA:	New York		Washington, DC	Properties	Mart
June 30, 2012 vs. June 30, 2011
GAAP basis	2.9%		(8.1%)	0.7%	10.5%
Cash Basis	1.5%		(9.9%)	(1.3%)	7.2%
June 30, 2012 vs. March 31, 2012
GAAP basis	8.0%	(1)	(1.7%)	1.2%	(2.2%)
Cash Basis	9.7%	(1)	(1.8%)	0.5%	0.4%

(1)	Excluding the seasonality impact of the Hotel Pennsylvania, same store increased by 2.9% and 3.5% on a GAAP and Cash basis, respectively.

Overview – continued

Six Months Ended June 30, 2012 Financial Results Summary

Net income attributable to Class A unitholders for the six months ended June 30, 2012 was $270,853,000, or $1.36 per diluted unit, compared to $524,716,000, or $2.62 per diluted unit, for the six months ended June 30, 2011. Net income for the six months ended June 30, 2012 and 2011 include $73,608,000 and $55,883,000, respectively, of net gains on sale of real estate and $23,754,000 of real estate impairment losses in the six months ended June 30, 2012.  In addition, the six months ended June 30, 2012 and 2011 include certain items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders by $8,806,000, or $0.04 per diluted unit for the six months ended June 30, 2012 and $262,971,000, or $1.29 per diluted unit for the six months ended June 30, 2011.

	For the Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
(Loss) income from the mark-to-market of J.C. Penney derivative position	$(57,687)	$10,401
Income attributable to discontinued operations	15,985	16,671
Net gain on sale of condominiums	1,274	4,586
Net gain on extinguishment of debt	-	83,907
Mezzanine loans loss reversal and net gain on disposition	-	82,744
Our share of LNR's asset sales and tax settlement gains	-	14,997
Net gain resulting from Lexington's stock issuances	-	9,760
Buy-out of a below-market lease	-	(15,000)
Other, net	(620)	(978)
Items that affect comparability	$(41,048)	$207,088

The percentage increase (decrease) in GAAP basis and Cash basis same store EBITDA of our operating segments for the six months ended June 30, 2012 over the six months ended June 30, 2011 is summarized below.

			Retail	Merchandise
Same Store EBITDA:	New York	Washington, DC	Properties	Mart
June 30, 2012 vs. June 30, 2011
GAAP basis	3.2%	(7.6%)	0.5%	4.6%
Cash Basis	1.9%	(9.1%)	(0.3%)	1.0%

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2012 Acquisitions

On July 5, 2012, we entered into an agreement to acquire a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by Vornado. The acquisition will be funded by property level debt and proceeds from asset sales, and is expected to close in the fourth quarter, subject to customary closing conditions.

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE:HST), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The lease contains options based on cash flow which, if exercised, would lead to our ownership.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend as much as $140 million to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 feet wide block front dynamic LED signs.

On April 26, 2012, our 25% owned Real Estate Fund acquired 520 Broadway, a 112,000 square foot office building in Santa Monica, California for $59,650,000 and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

On June 28, 2012, our 25% owned Real Estate Fund made an investment in an unconsolidated subsidiary that, on July 2, 2012, acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

2012 Dispositions

We sold or have entered into agreements to sell (i) five Mart properties, (ii) one Washington, DC property, and (iii) 11 Retail properties, for an aggregate of $792,000,000.  Below are the details of these transactions.

Merchandise Mart Properties

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California, for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%.

On July 5, 2012, we entered into agreements to sell the Washington Design Center, the Boston Design Center and the Canadian Trade Shows, for an aggregate of $175,000,000 in cash, which will result in a net gain aggregating approximately $24,500,000.  The sales of the Canadian Trade Shows and the Washington Design Center were completed in July 2012 and the sale of the Boston Design Center is expected to be completed in the third quarter, subject to customary closing conditions.

Washington, DC Property

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of approximately $124,700,000, that will be recognized in the third quarter.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

Retail Properties

We sold 11 retail properties in separate transactions, for an aggregate of $136,000,000 in cash, which resulted in a net gain aggregating $17,802,000.

We have engaged the services of a real estate broker to sell the 1.8 million square foot Green Acres Mall, located in Valley Stream, New York.  In addition, Alexander’s, our 32.4% owned affiliate, has engaged the services of the same broker to sell its 1.2 million square foot Kings Plaza Regional Shopping Center, located in Brooklyn, New York.  There can be no assurance that these efforts will result in the sales of these properties.

Overview – continued

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

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located on the entire Sixth Avenue block front between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% (2.74% at June 30, 2012) and has two one-year extension options.  We retained net proceeds of approximately $87,000,000, after repaying the existing loan and closing costs.

Senior Unsecured Debt

In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215,000 in cash.

Preferred Equity

On July 11, 2012, Vornado sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $291,923,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to us in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of Series K Preferred Shares).  Distributions on the Series K Preferred Units are cumulative and payable quarterly in arrears.  The Series K Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series K Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series K Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On July 17, 2012, Vornado issued a notice of redemption to the holders of its 7.0% Series E Cumulative Redeemable Preferred Shares.  The preferred shares will be redeemed at par on August 16, 2012, for an aggregate of $75,000,000 in cash, plus accrued and unpaid dividends through the date of redemption.  In connection therewith, on August 16, 2012, Vornado will require us to redeem our 7.0% Series E Cumulative Redeemable Preferred Units that are held by Vornado, for an aggregate of $75,000,000 in cash, plus accrued and unpaid distributions through the date of redemption

Redeemable Partnership Units

On July 19, 2012, we redeemed all of the outstanding 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units with an aggregate face amount of $180,000,000 for $168,300,000 in cash, plus accrued and unpaid distributions through the date of redemption.

Overview - continued

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

	New York			Retail Properties		Merchandise Mart
(Square feet in thousands)	Office	Retail	Washington, DC	Strips	Malls(3)	Office	Showroom

Quarter Ended June 30, 2012:
Total square feet leased	474	140	526	352	32	12	79
Our share of square feet leased:	328	140	512	352	24	12	79
Initial rent (1)	$64.50	$69.08	$36.66	$15.54	$56.28	$31.00	$35.38
Weighted average lease term (years)	8.1	14.5	7.2	9.3	5.6	6.0	4.3
Second generation relet space:
Square feet	191	137	503	271	9	12	79
Cash basis:
Initial rent (1)	$70.39	$68.83	$36.59	$15.07	$76.28	$31.00	$35.38
Prior escalated rent	$67.36	$66.72	$38.19	$12.24	$75.04	$31.00	$35.65
Percentage increase (decrease)	4.5%	3.2%	(4.2%)	23.1%	1.7%	-%	(0.8%)
GAAP basis:
Straight-line rent (2)	$70.81	$72.00	$36.37	$15.36	$80.42	$30.01	$35.68
Prior straight-line rent	$65.93	$69.46	$36.13	$11.89	$66.41	$30.01	$33.71
Percentage increase	7.4%	3.7%	0.7%	29.2%	21.1%	-%	5.8%
Tenant improvements and leasing
commissions:
Per square foot	$49.97	$22.97	$32.79	$3.66	$1.73	$45.50	$8.80
Per square foot per annum:	$6.17	$1.58	$4.55	$0.39	$0.31	$7.58	$2.05
Percentage of initial rent	9.6%	2.3%	12.4%	2.5%	0.6%	24.5%	5.8%

Six Months Ended June 30, 2012:
Total square feet leased	987	174	1,238	874	75	12	193
Our share of square feet leased:	837	174	1,140	874	62	12	193
Initial rent (1)	$57.90	$102.29	$38.73	$17.46	$45.61	$31.00	$37.17
Weighted average lease term (years)	8.7	12.2	6.5	8.6	5.3	6.0	6.0
Second generation relet space:
Square feet	673	147	1,093	657	15	12	193
Cash basis:
Initial rent (1)	$58.60	$102.10	$38.67	$15.04	$87.79	$31.00	$37.17
Prior escalated rent	$56.90	$83.15	$39.20	$13.45	$84.57	$31.00	$38.07
Percentage increase (decrease)	3.0%	22.8%	(1.4%)	11.8%	3.8%	-%	(2.4%)
GAAP basis:
Straight-line rent (2)	$57.96	$107.41	$38.26	$15.70	$90.94	$30.01	$37.38
Prior straight-line rent	$55.48	$84.47	$37.55	$12.32	$78.33	$30.01	$34.67
Percentage increase	4.5%	27.2%	1.9%	27.4%	16.1%	-%	7.8%
Tenant improvements and leasing
commissions:
Per square foot	$45.46	$28.13	$32.14	$9.15	$4.17	$45.50	$12.73
Per square foot per annum:	$5.22	$2.31	$4.91	$1.06	$0.79	$7.58	$2.12
Percentage of initial rent	9.0%	2.3%	12.7%	6.1%	1.7%	24.5%	5.7%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)					Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)					Mall sales per square foot, including partially owned malls, for the trailing twelve months ended June 30, 2012 and 2011 were $480 and $474, respectively.

Overview – continued

Square footage (in service) and Occupancy as of June 30, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,426	16,483	95.3%
Retail	46	2,080	1,916	94.5%
Alexander's	7	3,389	1,098	98.0%
Hotel Pennsylvania	1	1,400	1,400
		26,295	20,897	95.4%

Washington, DC	76	19,594	16,986	85.9%(1)

Retail Properties:
Strips	112	15,402	14,820	93.8%
Regional Malls	7	7,179	5,539	92.6%
		22,581	20,359	93.5%

Merchandise Mart:
Office	2	1,258	1,249	89.3%
Showroom	2	2,747	2,747	79.7%
		4,005	3,996	82.6%

Other
555 California Street	3	1,795	1,257	92.6%
Primarily Warehouses	5	1,235	1,235	50.1%
		3,030	2,492

Total square feet at June 30, 2012		75,505	64,730

(1)	The occupancy rate for office properties excluding residential and other properties is 83.5%.

Square footage (in service) and Occupancy as of December 31, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,571	16,598	96.2%
Retail	46	2,239	1,982	95.6%
Alexander's	7	3,389	1,098	97.8%
Hotel Pennsylvania	1	1,400	1,400
		26,599	21,078	96.2%

Washington, DC	76	20,120	17,516	90.0%(1)

Retail Properties:
Strips	112	15,417	14,834	93.3%
Regional Malls	7	7,278	5,631	92.0%
		22,695	20,465	92.9%

Merchandise Mart:
Office	2	1,220	1,211	90.3%
Showroom	2	2,715	2,715	89.8%
		3,935	3,926	89.9%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	1,235	1,235	45.3%
		3,030	2,492

Total square feet at December 31, 2011		76,379	65,477

(1)	The occupancy rate for office properties excluding residential and other properties is 88.6%.

Overview - continued

Square footage (in service) and Occupancy as of June 30, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	28	18,607	16,283	95.2%
Retail	44	2,079	1,903	97.4%
Alexander's	7	3,402	1,102	96.8%
Hotel Pennsylvania	1	1,400	1,400
		25,488	20,688	95.5%

Washington, DC	76	20,147	17,418	93.2%(1)

Retail Properties:
Strips	111	15,554	15,226	92.2%
Regional Malls	7	7,216	5,577	92.2%
		22,770	20,803	92.2%

Merchandise Mart:
Office	2	1,145	1,136	90.9%
Showroom	2	2,789	2,789	95.6%
		3,934	3,925	94.2%

Other
555 California Street	3	1,795	1,257	92.6%
Primarily Warehouses	5	1,235	1,235	45.3%
		3,030	2,492

Total square feet at June 30, 2011		75,369	65,326

(1)	The occupancy rate for office properties excluding residential and other properties is 92.3%.

Overview - continued

Washington, DC Properties Segment

In our Form 10-K for the year ended December 31, 2011, as a result of the BRAC statute, we estimated that occupancy will decrease from 90% at year end, to between 82% to 84% in 2012 and that 2012 EBITDA from continuing operations will be lower than 2011 by approximately $55,000,000 to $65,000,000 based on 2,902,000 square feet expiring in 2012, partially offset by leasing over 1,000,000 square feet.

At June 30, 2012, occupancy is at 85.9% and EBITDA from continuing operations for the three and six months ended June 30, 2012 is lower by approximately $14,500,000 and $22,100,000, respectively, than it was for the three and six months ended June 30, 2011.  Based on leasing activity as of June 30, 2012, we currently estimate that 2012 EBITDA from continuing operations will be lower than 2011 by approximately $50,000,000 to $60,000,000.

Of the 2,395,000 square feet subject to BRAC, 348,000 square feet has been taken out of service for redevelopment and 470,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of June 30, 2012.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of June 30, 2012	$38.66	354,000	266,000	88,000	-
Leases pending	39.65	116,000	116,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		818,000	730,000	88,000	-

To Be Resolved:
Already vacated	32.71	664,000	310,000	354,000	-
Expiring in:
2012	41.91	361,000	232,000	119,000	10,000
2013	37.08	179,000	-	43,000	136,000
2014	31.39	280,000	79,000	201,000	-
2015	42.37	93,000	88,000	5,000	-
		1,577,000	709,000	722,000	146,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the BRAC statute, the Skyline properties had a 26% vacancy rate, which is expected to increase and, accordingly, cash flows are expected to decrease.  As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender.  Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer.  In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000,000 of tenant improvements and leasing commissions we recently funded in connection with a new lease at these properties.  The forbearance agreement provides that until the earlier of (i) the full repayment to us of that capital or (ii) December 1, 2012, any interest shortfall will be deferred and not give rise to a loan default. The deferred interest will be added to the principal balance of the loan and, as of June 30, 2012, amounted to $6,598,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 52 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended June 30, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$498,644	$245,948		$120,532	$75,718		$34,015	$-	$22,431
Straight-line rent adjustments	21,344	17,065		1,261	2,970		82	-	(34)
Amortization of acquired below-
market leases, net	12,411	7,623		508	2,791		-	-	1,489
Total rentals	532,399	270,636		122,301	81,479		34,097	-	23,886
Tenant expense reimbursements	78,833	36,985		10,958	28,314		1,267	-	1,309
Cleveland Medical Mart development
project	56,304	-		-	-		56,304	-	-
Fee and other income:
BMS cleaning fees	16,982	23,911		-	-		-	-	(6,929)
Management and leasing fees	4,546	1,113		2,384	1,068		1	-	(20)
Lease termination fees	479	233		128	1		117	-	-
Other	11,048	5,455		4,971	388		312	-	(78)
Total revenues	700,591	338,333		140,742	111,250		92,098	-	18,168
Operating expenses	251,970	143,190		48,500	41,527		16,258	-	2,495
Depreciation and amortization	132,529	56,665		35,994	21,415		7,869	-	10,586
General and administrative	46,834	6,654		6,233	6,367		4,848	-	22,732
Cleveland Medical Mart development
project	53,935	-		-	-		53,935	-	-
Acquisition related costs and
tenant buy-outs	2,559	-		-	-		-	-	2,559
Total expenses	487,827	206,509		90,727	69,309		82,910	-	38,372
Operating income (loss)	212,764	131,824		50,015	41,941		9,188	-	(20,204)
(Loss) applicable to Toys	(19,190)	-		-	-		-	(19,190)	-
Income (loss) from partially owned
entities	12,563	6,851		(519)	294		185	-	5,752
Income from Real Estate Fund	20,301	-		-	-		-	-	20,301
Interest and other investment
(loss) income, net	(49,172)	1,057		29	6		-	-	(50,264)
Interest and debt expense	(128,427)	(36,407)		(29,313)	(18,963)		(7,781)	-	(35,963)
Net gain on disposition of wholly
owned and partially owned assets	4,856	-		-	-		-	-	4,856
Income (loss) before income taxes	53,695	103,325		20,212	23,278		1,592	(19,190)	(75,522)
Income tax expense	(7,479)	(1,064)		(852)	-		(892)	-	(4,671)
Income (loss) from continuing
operations	46,216	102,261		19,360	23,278		700	(19,190)	(80,193)
Income (loss) from discontinued
operations	12,012	(32)		3,713	10,744		(9,588)	-	7,175
Net income (loss)	58,228	102,229		23,073	34,022		(8,888)	(19,190)	(73,018)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(14,721)	(2,998)		-	97		-	-	(11,820)
Net income (loss) attributable to
Vornado Realty L.P.	43,507	99,231		23,073	34,119		(8,888)	(19,190)	(84,838)
Interest and debt expense(2)	190,942	46,413		32,549	20,102		8,786	37,293	45,799
Depreciation and amortization(2)	184,028	63,664		39,656	22,131		9,826	32,505	16,246
Income tax (benefit) expense(2)	(5,214)	1,113		1,034	-		1,215	(14,103)	5,527
EBITDA(1)	$413,263	$210,421	(3)	$96,312	$76,352	(4)	$10,939	$36,505	$(17,266)	(5)

____________________

See notes on page 52.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2012 and 2011 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$521,431	$246,218		$137,430	$76,137		$39,295	$-	$22,351
Straight-line rent adjustments	7,047	6,093		(698)	1,486		(553)	-	719
Amortization of acquired below-
market leases, net	16,427	11,671		512	3,135		-	-	1,109
Total rentals	544,905	263,982		137,244	80,758		38,742	-	24,179
Tenant expense reimbursements	77,902	37,891		8,724	28,391		1,543	-	1,353
Cleveland Medical Mart development
project	32,369	-		-	-		32,369	-	-
Fee and other income:
BMS cleaning fees	15,409	22,300		-	-		-	-	(6,891)
Management and leasing fees	7,376	1,574		4,074	1,548		200	-	(20)
Lease termination fees	6,499	5,571		900	28		-	-	-
Other	11,578	6,345		5,128	450		(481)	-	136
Total revenues	696,038	337,663		156,070	111,175		72,373	-	18,757
Operating expenses	257,228	139,264		48,163	44,275		21,767	-	3,759
Depreciation and amortization	125,802	54,534		33,472	19,905		6,991	-	10,900
General and administrative	49,795	6,423		6,462	6,746		6,406	-	23,758
Cleveland Medical Mart development
project	29,940	-		-	-		29,940	-	-
Acquisition related costs and
tenant buy-outs	1,897	-		-	-		-	-	1,897
Total expenses	464,662	200,221		88,097	70,926		65,104	-	40,314
Operating income (loss)	231,376	137,442		67,973	40,249		7,269	-	(21,557)
(Loss) applicable to Toys	(22,846)	-		-	-		-	(22,846)	-
Income (loss) from partially owned
entities	26,016	5,408		(767)	635		178	-	20,562
Income from Real Estate Fund	19,058	-		-	-		-	-	19,058
Interest and other investment
income (loss), net	7,998	1,050		48	(8)		-	-	6,908
Interest and debt expense	(135,361)	(38,709)		(30,729)	(19,487)		(7,781)	-	(38,655)
Income (loss) before income taxes	126,241	105,191		36,525	21,389		(334)	(22,846)	(13,684)
Income tax expense	(5,641)	(440)		(504)	-		(695)	-	(4,002)
Income (loss) from continuing
operations	120,600	104,751		36,021	21,389		(1,029)	(22,846)	(17,686)
Income (loss) from discontinued
operations	10,369	110		2,490	4,593		3,294	-	(118)
Net income (loss)	130,969	104,861		38,511	25,982		2,265	(22,846)	(17,804)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(13,657)	(2,325)		-	(69)		-	-	(11,263)
Net income (loss) attributable to
Vornado Realty L.P.	117,312	102,536		38,511	25,913		2,265	(22,846)	(29,067)
Interest and debt expense(2)	202,956	45,268		34,093	20,796		9,595	43,393	49,811
Depreciation and amortization(2)	182,496	59,363		38,306	21,802		11,227	32,896	18,902
Income tax (benefit) expense(2)	(17,343)	443		607	-		911	(23,969)	4,665
EBITDA(1)	$485,421	$207,610	(3)	$111,517	$68,511	(4)	$23,998	$29,474	$44,311	(5)

__________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2012 and 2011 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Office	$142,573	$137,630
	Retail	45,081	47,382
	Alexander's	13,026	13,921
	Hotel Pennsylvania	9,741	8,677
	Total New York	$210,421	$207,610

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Strip Shopping Centers(a)	$52,268	$45,622
	Regional Malls	24,084	22,889
	Total Retail Properties	$76,352	$68,511

	(a)	EBITDA from continuing operations was $41,438 and $39,564 for the three months ended June 30, 2012 and 2011, respectively.

(5)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$170	$827
	Net unrealized gains	5,284	3,218
	Net realized gains	-	771
	Carried interest	2,541	2,140
	Total	7,995	6,956
	LNR	11,671	13,410
	555 California Street	10,377	10,423
	Lexington	7,703	9,005
	Other investments	11,523	11,735
		49,269	51,529
	Corporate general and administrative expenses(a)	(21,812)	(20,024)
	Investment income and other, net(a)	13,387	11,660
	Fee income from Alexander's	1,907	1,900
	(Loss) from the mark-to-market of J.C. Penney derivative position	(58,732)	(6,762)
	Acquisition costs	(2,559)	(1,897)
	Net gain on sale of condominiums	1,274	-
	Net gain resulting from Lexington's stock issuance	-	8,308
	Real Estate Fund placement fees	-	(403)
		$(17,266)	$44,311

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Three Months
	Ended June 30,
	2012	2011
Region:
New York City metropolitan area	66%	64%
Washington, DC / Northern Virginia metropolitan area	25%	28%
Chicago	4%	4%
California	2%	2%
Puerto Rico	1%	1%
Other geographies	2%	1%
	100%	100%

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $700,591,000 in the three months ended June 30, 2012, compared to $696,038,000 in the prior year’s quarter, an increase of $4,553,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$1,413		$-	$1,413	$-	$-		$-
Development	(8,106)		(1,417)	(6,690)	1	-		-
Hotel Pennsylvania	1,644		1,644	-	-	-		-
Trade Shows	(4,219)		-	-	-	(4,219)		-
Amortization of acquired below-market
leases, net	(4,016)		(4,048)	(4)	(344)	-		380
Leasing activity (see page 46)	778		10,475	(9,662)	1,064	(426)		(673)
	(12,506)		6,654	(14,943)	721	(4,645)		(293)

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	449		(657)	798	308	-		-
Operations	482		(249)	1,436	(385)	(276)		(44)
	931		(906)	2,234	(77)	(276)		(44)

Cleveland Medical Mart development
project	23,935	(1)	-	-	-	23,935	(1)	-

Fee and other income:
BMS cleaning fees	1,573		1,611	-	-	-		(38)
Management and leasing fees	(2,830)		(461)	(1,690)	(480)	(199)		-
Lease cancellation fee income	(6,020)		(5,338)	(772)	(27)	117		-
Other	(530)		(890)	(157)	(62)	793		(214)
	(7,807)		(5,078)	(2,619)	(569)	711		(252)

Total increase (decrease) in revenues	$4,553		$670	$(15,328)	$75	$19,725		$(589)

(1)	This increase in income is offset by an increase in development costs expensed in the quarter. See note (4) on page 55.

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $487,827,000 in the three months ended June 30, 2012, compared to $464,662,000 in the prior year’s quarter, an increase of $23,165,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$929		$71	$858	$-	$-		$-
Development/redevelopment	(733)		30	(1,394)	631	-		-
Non-reimbursable expenses, including
bad debt reserves	(6,965)		(667)	(109)	(3,569)	(2,620)		-
Hotel Pennsylvania	507		507	-	-	-		-
Trade Shows	(4,233)		-	-	-	(4,233)		-
BMS expenses	1,443		1,481	-	-	-		(38)
Operations	3,794		2,504	982	190	1,344		(1,226)
	(5,258)		3,926	337	(2,748)	(5,509)		(1,264)

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	4,354		(105)	3,910	549	-		-
Operations	2,373		2,236	(1,388)	961	878		(314)
	6,727		2,131	2,522	1,510	878		(314)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	(1,769)		-	-	-	-		(1,769)
Real Estate Fund placement fees	(403)		-	-	-	-		(403)
Operations	(789)		231	(229)	(379)	(1,558)	(2)	1,146	(3)
	(2,961)		231	(229)	(379)	(1,558)		(1,026)

Cleveland Medical Mart development
project	23,995	(4)	-	-	-	23,995	(4)	-

Acquisition related costs and
tenant buy-outs	662		-	-	-	-		662

Total increase (decrease) in expenses	$23,165		$6,288	$2,630	$(1,617)	$17,806		$(1,942)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Primarily from lower payroll costs due to a reduction in workforce.

(3)	Primarily from higher payroll costs and stock based compensation expense.

(4)	This increase in expense is offset by the increase in development revenue in the quarter. See note (1) on page 54.

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Loss Applicable to Toys

In the three months ended June 30, 2012, we recognized a net loss of $19,190,000 from our investment in Toys, comprised of $21,561,000 for our 32.5% share of Toys’ net loss ($35,664,000 before our share of Toys’ income tax benefit) and $2,371,000 of management fees.  In the three months ended June 30, 2011, we recognized a net loss of $22,846,000 from our investment in Toys, comprised of $25,048,000 for our 32.7% share of Toys’ net loss ($49,017,000 before our share of Toys’ income tax benefit) and $2,202,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2012 and 2011.

	Percentage	For the Three Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's	32.4%	$7,848	$8,251
Lexington (1)	11.9% (2)	(236)	8,654
LNR (3)	26.2%	9,469	11,003
India real estate ventures	4.0%-36.5%	(3,815)	205
Partially owned office buildings:
280 Park Avenue (acquired in May 2011)	49.5%	(1,955)	(2,184)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	1,785	-
Warner Building	55.0%	(1,589)	(3,225)
1101 17th Street	55.0%	646	700
One Park Avenue (acquired in March 2011)	30.3%	303	(243)
West 57th Street Properties	50.0%	252	238
Rosslyn Plaza	43.7%-50.4%	145	(195)
Fairfax Square	20.0%	(40)	42
330 Madison Avenue	25.0%	18	506
Other partially owned office buildings	Various	555	1,997
Other equity method investments:
Independence Plaza Partnership (mezzanine position)
(acquired in June 2011)	51.0%	1,733	-
Downtown Crossing, Boston	50.0%	(500)	(242)
Monmouth Mall	50.0%	298	826
Verde Realty Operating Partnership	8.3%	(289)	585
Other equity method investments	Various	(2,065)	(902)
		$12,563	$26,016

(1)		2011 includes an $8,308 net gain resulting from Lexington's stock issuance.

(2)		11.7% at June 30, 2011.

(3)		2011 includes $6,020 of net gains from asset sales.

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended June 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended June 30,
	2012	2011
Operating (loss) income	$(834)	$3,101
Net realized gain	-	3,085
Net unrealized gains	21,135	12,872
Income from Real Estate Fund	20,301	19,058
Less (income) attributable to noncontrolling interests	(12,306)	(12,102)
Income from Real Estate Fund attributable to Vornado (1)	$7,995	$6,956
___________________________________

(1)

Excludes management, leasing and development fees of $600 and $865 for the three months ended June 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was a loss of $49,172,000 in the three months ended June 30, 2012, compared to income of $7,998,000 in the prior year’s quarter, a decrease of $57,170,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position ($58,732 mark-to-market loss in the current year's quarter, compared to
$6,762 in the prior year's quarter)	$(51,970)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(1,769)
Other, net (primarily lower average investments in marketable securities)	(3,431)
$(57,170)

Interest and Debt Expense

Interest and debt expense was $128,427,000 in the three months ended June 30, 2012, compared to $135,361,000 in the prior year’s quarter, a decrease of $6,934,000.  This decrease was primarily due to (i) $7,842,000 from the redemption of exchangeable senior debentures and convertible senior debentures due to Vornado in April 2012 and November 2011, respectively, and (ii) $3,146,000 from the refinancing of 350 Park Avenue in January 2012 (of which $1,880,000 was due to a lower rate and $1,266,000 was due to a lower outstanding loan balance), partially offset by (iii) $5,046,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $4,856,000 in the three months ended June 30, 2012 and resulted primarily from the sale of marketable securities and residential condominiums.

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Income Tax Expense

Income tax expense was $7,479,000 in the three months ended June 30, 2012, compared to $5,641,000 in the prior year’s quarter, an increase of $1,838,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Income from Discontinued Operations

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%.

In the second quarter of 2012, we sold four retail properties in separate transactions, for an aggregate of $43,500,000 in cash, which resulted in a net gain aggregating $16,896,000.

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
(Amounts in thousands)	2012	2011
Total revenues	$22,678	$34,509
Total expenses	14,051	24,598
	8,627	9,911
Net gains on sale of real estate	16,896	458
Impairment losses	(13,511)	-
Income from discontinued operations	$12,012	$10,369

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $14,721,000 in the three months ended June 30, 2012, compared to $13,657,000 in the prior year’s quarter, an increase of $1,064,000.  This increase resulted primarily from higher income at 1290 Avenue of the Americas and 555 California Street.

Preferred Unit Distributions

Preferred unit distributions were $21,660,000 in the three months ended June 30, 2012, compared to $19,116,000 in the prior year’s quarter, an increase of $2,544,000.  This increase resulted primarily from the issuance of Series J preferred units during 2011.

Results of Operations – Three Months Ended June 30, 2012 Compared to June 30, 2011 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended June 30, 2012	$210,421	$96,312	$76,352	$10,939
Add-back: non-property level overhead
expenses included above	6,654	6,233	6,367	4,848
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(9,384)	(4,745)	(13,446)	6,448
GAAP basis same store EBITDA for the three months
ended June 30, 2012	207,691	97,800	69,273	22,235
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(29,307)	(1,883)	(4,365)	(83)
Cash basis same store EBITDA for the three months
ended June 30, 2012	$178,384	$95,917	$64,908	$22,152

EBITDA for the three months ended June 30, 2011	$207,610	$111,517	$68,511	$23,998
Add-back: non-property level overhead
expenses included above	6,423	6,462	6,746	6,406
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(12,124)	(11,582)	(6,491)	(10,289)
GAAP basis same store EBITDA for the three months
ended June 30, 2011	201,909	106,397	68,766	20,115
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(26,246)	50	(2,972)	553
Cash basis same store EBITDA for the three months
ended June 30, 2011	$175,663	$106,447	$65,794	$20,668

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended June 30, 2012 over the
three months ended June 30, 2011	$5,782	$(8,597)	$507	$2,120

Increase (decrease) in Cash basis same store EBITDA for
the three months ended June 30, 2012 over the
three months ended June 30, 2011	$2,721	$(10,530)	$(886)	$1,484

% increase (decrease) in GAAP basis same store EBITDA	2.9%	(8.1%)	0.7%	10.5%

% increase (decrease) in Cash basis same store EBITDA	1.5%	(9.9%)	(1.3%)	7.2%

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 62 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2012 and 2011.

(Amounts in thousands)	For the Six Months Ended June 30, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$997,745	$479,884		$245,772	$151,347		$76,062	$-	$44,680
Straight-line rent adjustments	43,643	34,194		3,127	5,245		751	-	326
Amortization of acquired below-
market leases, net	25,986	15,318		1,031	6,780		-	-	2,857
Total rentals	1,067,374	529,396		249,930	163,372		76,813	-	47,863
Tenant expense reimbursements	157,934	73,697		21,122	57,738		2,501	-	2,876
Cleveland Medical Mart development
project	111,363	-		-	-		111,363	-	-
Fee and other income:
BMS cleaning fees	32,492	46,558		-	-		-	-	(14,066)
Management and leasing fees	9,300	2,221		5,167	1,904		46	-	(38)
Lease termination fees	890	256		128	1		505	-	-
Other	23,662	11,802		10,562	739		740	-	(181)
Total revenues	1,403,015	663,930		286,909	223,754		191,968	-	36,454
Operating expenses	515,339	288,862		95,662	85,033		40,799	-	4,983
Depreciation and amortization	267,983	110,424		79,517	42,025		14,885	-	21,132
General and administrative	102,405	15,241		13,186	12,700		10,757	-	50,521
Cleveland Medical Mart development
project	106,696	-		-	-		106,696	-	-
Acquisition related costs and
tenant buy-outs	3,244	-		-	-		-	-	3,244
Total expenses	995,667	414,527		188,365	139,758		173,137	-	79,880
Operating income (loss)	407,348	249,403		98,544	83,996		18,831	-	(43,426)
Income applicable to Toys	97,281	-		-	-		-	97,281	-
Income (loss) from partially owned
entities	32,223	11,036		(2,389)	698		341	-	22,537
Income from Real Estate Fund	32,063	-		-	-		-	-	32,063
Interest and other investment
(loss) income, net	(33,507)	2,109		73	20		-	-	(35,709)
Interest and debt expense	(262,655)	(72,548)		(59,724)	(38,171)		(15,561)	-	(76,651)
Net gain on disposition of wholly
owned and partially owned assets	4,856	-		-	-		-	-	4,856
Income (loss) before income taxes	277,609	190,000		36,504	46,543		3,611	97,281	(96,330)
Income tax expense	(14,304)	(1,665)		(1,302)	-		(1,823)	-	(9,514)
Income (loss) from continuing
operations	263,305	188,335		35,202	46,543		1,788	97,281	(105,844)
Income (loss) from discontinued operations	75,187	(640)		5,943	15,395		47,499	-	6,990
Net income (loss)	338,492	187,695		41,145	61,938		49,287	97,281	(98,854)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(24,318)	(5,174)		-	211		-	-	(19,355)
Net income (loss) attributable to
Vornado Realty L.P.	314,174	182,521		41,145	62,149		49,287	97,281	(118,209)
Interest and debt expense(2)	384,024	93,471		66,206	40,540		17,576	68,862	97,369
Depreciation and amortization(2)	375,201	125,575		87,916	44,406		19,304	67,211	30,789
Income tax expense(2)	46,226	1,806		1,557	-		2,377	29,100	11,386
EBITDA(1)	$1,119,625	$403,373	(3)	$196,824	$147,095	(4)	$88,544	$262,454	$21,335	(5)

____________________

See notes on page 62.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2012 and 2011 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,032,339	$480,092		$272,075	$151,863		$82,954	$-	$45,355
Straight-line rent adjustments	19,703	16,191		(696)	3,219		(760)	-	1,749
Amortization of acquired below-
market leases, net	32,772	23,340		978	6,206		-	-	2,248
Total rentals	1,084,814	519,623		272,357	161,288		82,194	-	49,352
Tenant expense reimbursements	164,507	76,796		17,685	61,103		3,307	-	5,616
Cleveland Medical Mart development
project	73,068	-		-	-		73,068	-	-
Fee and other income:
BMS cleaning fees	30,832	44,342		-	-		-	-	(13,510)
Management and leasing fees	11,887	2,538		6,959	2,313		303	-	(226)
Lease termination fees	7,675	5,636		2,011	28		-	-	-
Other	24,654	12,003		10,281	950		1,248	-	172
Total revenues	1,397,437	660,938		309,293	225,682		160,120	-	41,404
Operating expenses	528,642	282,639		95,384	91,714		49,921	-	8,984
Depreciation and amortization	251,598	109,346		66,562	40,243		13,952	-	21,495
General and administrative	108,243	13,957		12,999	13,958		13,453	-	53,876
Cleveland Medical Mart development
project	68,218	-		-	-		68,218	-	-
Acquisition related costs and
tenant buy-outs	20,167	15,000		-	-		3,040	-	2,127
Total expenses	976,868	420,942		174,945	145,915		148,584	-	86,482
Operating income (loss)	420,569	239,996		134,348	79,767		11,536	-	(45,078)
Income applicable to Toys	90,098	-		-	-		-	90,098	-
Income (loss) from partially owned
entities	41,895	12,117		(4,682)	646		254	-	33,560
Income from Real Estate Fund	20,138	-		-	-		-	-	20,138
Interest and other investment
income, net	125,097	2,122		80	-		-	-	122,895
Interest and debt expense	(268,296)	(75,293)		(59,655)	(38,875)		(15,476)	-	(78,997)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-		-	-		-	-	6,677
Income (loss) before income taxes	436,178	178,942		70,091	41,538		(3,686)	90,098	59,195
Income tax expense	(11,589)	(959)		(1,174)	(5)		(739)	-	(8,712)
Income (loss) from continuing
operations	424,589	177,983		68,917	41,533		(4,425)	90,098	50,483
Income (loss) from discontinued operations	152,201	233		51,439	12,890		87,882	-	(243)
Net income	576,790	178,216		120,356	54,423		83,457	90,098	50,240
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(15,007)	(4,596)		-	86		-	-	(10,497)
Net income attributable to
Vornado Realty L.P.	561,783	173,620		120,356	54,509		83,457	90,098	39,743
Interest and debt expense(2)	401,804	85,557		66,314	41,466		22,502	83,528	102,437
Depreciation and amortization(2)	368,344	116,072		80,205	44,177		22,402	67,569	37,919
Income tax expense(2)	49,485	910		1,455	5		1,321	45,049	745
EBITDA(1)	$1,381,416	$376,159	(3)	$268,330	$140,157	(4)	$129,682	$286,244	$180,844	(5)

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2012 and 2011 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Office	$278,520	$262,321
	Retail(a)	89,234	78,027
	Alexander's	26,397	27,202
	Hotel Pennsylvania	9,222	8,609
	Total New York	$403,373	$376,159

	(a)	The EBITDA for the six months ended June 30, 2011 is after a $15,000 expense for the buy-out of a below market lease.

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Strip Shopping Centers(a)	$99,176	$95,782
	Regional Malls	47,919	44,375
	Total Retail Properties	$147,095	$140,157

	(a)	EBITDA from continuing operations was $82,604 and $79,605 for the six months ended June 30, 2012 and 2011, respectively.

(5)	The elements of "other" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,288	$1,807
	Net unrealized gains	6,995	3,392
	Net realized gains	-	771
	Carried interest	2,541	2,140
	Total	11,824	8,110
	LNR	27,233	22,800
	555 California Street	20,692	21,388
	Lexington	16,921	19,546
	Other investments	20,823	19,936
		97,493	91,780
	Corporate general and administrative expenses(a)	(44,129)	(41,379)
	Investment income and other, net(a)	23,832	24,743
	Fee income from Alexander's	3,796	3,787
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(57,687)	10,401
	Acquisition costs	(3,244)	(2,127)
	Net gain on sale of condominiums	1,274	4,586
	Mezzanine loans loss reversal and net gain on disposition	-	82,744
	Net gain resulting from Lexington's stock issuance	-	9,760
	Real Estate Fund placement fees	-	(3,451)
		$21,335	$180,844

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Six Months Ended June 30,
	2012	2011
Region:
New York City metropolitan area	66%	64%
Washington, DC / Northern Virginia metropolitan area	26%	28%
Chicago	4%	4%
California	2%	2%
Puerto Rico	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $1,403,015,000 for the six months ended June 30, 2012, compared to $1,397,437,000 in the prior year’s six months, an increase of $5,578,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$3,037		$-	$3,037	$-	$-		$-
Development	(13,203)		(3,160)	(10,130)	87	-		-
Hotel Pennsylvania	2,229		2,229	-	-	-		-
Trade Shows	(3,550)		-	-	-	(3,550)		-
Amortization of acquired below-market
leases, net	(6,786)		(8,022)	53	574	-		609
Leasing activity (see page 46)	833		18,726	(15,387)	1,423	(1,831)		(2,098)
	(17,440)		9,773	(22,427)	2,084	(5,381)		(1,489)

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(2,446)		(997)	1,963	(725)	-		(2,687)
Operations	(4,127)		(2,102)	1,474	(2,640)	(806)		(53)
	(6,573)		(3,099)	3,437	(3,365)	(806)		(2,740)

Cleveland Medical Mart development
project	38,295	(1)	-	-	-	38,295	(1)	-

Fee and other income:
BMS cleaning fees	1,660		2,216	-	-	-		(556)
Management and leasing fees	(2,587)		(317)	(1,792)	(409)	(257)		188
Lease cancellation fee income	(6,785)		(5,380)	(1,883)	(27)	505		-
Other	(992)		(201)	281	(211)	(508)		(353)
	(8,704)		(3,682)	(3,394)	(647)	(260)		(721)

Total increase (decrease) in revenues	$5,578		$2,992	$(22,384)	$(1,928)	$31,848		$(4,950)

(1)	This increase in income is offset by an increase in development costs expensed in the period. See note (4) on page 65.

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $995,667,000 for the six months ended June 30, 2012, compared to $976,868,000 in the prior year’s six months, an increase of $18,799,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail	Merchandise
Increase (decrease) due to:	Total		New York		Washington, DC	Properties	Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$(762)		$160		$1,765	$-	$-		$(2,687)
Development/redevelopment	(2,109)		100		(2,044)	(165)	-		-
Non-reimbursable expenses, including
bad debt reserves	(11,577)		(1,869)		(533)	(4,247)	(4,928)		-
Hotel Pennsylvania	1,428		1,428		-	-	-		-
Trade Shows	(3,905)		-		-	-	(3,905)		-
BMS expenses	1,123		1,679		-	-	-		(556)
Operations	2,499		4,725		1,090	(2,269)	(289)		(758)
	(13,303)		6,223		278	(6,681)	(9,122)		(4,001)

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	15,957		(708)		15,849	816	-		-
Operations	428		1,786		(2,894)	966	933		(363)
	16,385		1,078		12,955	1,782	933		(363)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	(2,594)		-		-	-	-		(2,594)
Real Estate Fund placement fees	(3,451)		-		-	-	-		(3,451)
Operations	207		1,284		187	(1,258)	(2,696)	(2)	2,690	(3)
	(5,838)		1,284		187	(1,258)	(2,696)		(3,355)

Cleveland Medical Mart development
project	38,478	(4)	-		-	-	38,478	(4)	-

Acquisition related costs and
tenant buy-outs	(16,923)		(15,000)	(5)	-	-	(3,040)		1,117

Total increase (decrease) in expenses	$18,799		$(6,415)		$13,420	$(6,157)	$24,553		$(6,602)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Primarily from lower payroll costs due to a reduction in workforce.

(3)	Primarily from higher payroll costs and stock based compensation.

(4)	This increase in expense is offset by the increase in development revenue in the period. See note (1) on page 64.

(5)	Represents the buy-out of a below-market lease in the prior year.

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Income Applicable to Toys

In the six months ended June 30, 2012, we recognized net income of $97,281,000 from our investment in Toys, comprised of $92,623,000 for our 32.5% share of Toys’ net income ($121,723,000 before our share of Toys’ income tax expense) and $4,658,000 of management fees.  In the six months ended June 30, 2011, we recognized net income of $90,098,000 from our investment in Toys, comprised of $85,773,000 for our 32.7% share of Toys’ net income ($130,822,000 before our share of Toys’ income tax expense) and $4,325,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the six months ended June 30, 2012 and 2011.

	Percentage	For the Six Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's	32.4%	$15,869	$15,857
Lexington (1)	11.9% (2)	694	10,826
LNR (3)	26.2%	22,719	26,257
India real estate ventures	4.0%-36.5%	(4,608)	(2)
Partially owned office buildings:
280 Park Avenue (acquired in May 2011)	49.5%	(7,550)	(2,184)
Warner Building (4)	55.0%	(4,599)	(12,547)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	3,500	-
1101 17th Street	55.0%	1,329	1,423
330 Madison Avenue	25.0%	812	1,125
One Park Avenue (acquired in March 2011)	30.3%	634	(1,471)
West 57th Street Properties	50.0%	565	336
Rosslyn Plaza	43.7%-50.4%	303	2,220
Fairfax Square	20.0%	(52)	29
Other partially owned office buildings	Various	1,082	4,086
Other equity method investments:
Independence Plaza Partnership (mezzanine position)
(acquired in June 2011)	51.0%	3,415	-
Downtown Crossing, Boston	50.0%	(834)	(748)
Monmouth Mall	50.0%	660	957
Verde Realty Operating Partnership	8.3%	(612)	(1,209)
Other equity method investments	Various	(1,104)	(3,060)
		$32,223	$41,895

(1)		2011 includes a $9,760 net gain resulting from Lexington's stock issuance.

(2)		11.7% at June 30, 2011.

(3)		2011 includes $8,977 for our share of a tax settlement gain and $6,020 of net gains from asset sales.

(4)		2011 includes $9,022 for our share of expense, primarily for straight-line reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the six months ended June 30, 2012 and 2011.

(Amounts in thousands)	For the Six Months Ended June 30,
	2012	2011
Operating income	$4,084	$3,483
Net realized gain	-	3,085
Net unrealized gains	27,979	13,570
Income from Real Estate Fund	32,063	20,138
Less income attributable to noncontrolling interests	(20,239)	(12,028)
Income from Real Estate Fund attributable to Vornado (1)	$11,824	$8,110
___________________________________

(1)

Excludes management, leasing and development fees of $1,303 and $1,165 for the six months ended June 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was a loss of  $33,507,000 in the six months ended June 30, 2012, compared to income of $125,097,000 in the prior year’s six months, a decrease of $158,604,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loan loss reversal and net gain on disposition in 2011	$(82,744)
J.C. Penney derivative position ($57,687 mark-to-market loss in 2012, compared to a $10,401
mark-to-market gain in 2011)	(68,088)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(2,594)
Other, net (primarily lower average investments in marketable securities)	(5,178)
$(158,604)

Interest and Debt Expense

Interest and debt expense was $262,655,000 in the six months ended June 30, 2012, compared to $268,296,000 in the prior year’s six months, a decrease of $5,641,000.  This decrease was primarily due to (i) $10,093,000 from the redemption of exchangeable senior debentures and convertible senior debentures due to Vornado in April 2012 and November 2011, respectively, and (ii) $5,659,000 from the refinancing of 350 Park Avenue in January 2012 (of which $3,554,000 was due to a lower rate and $2,105,000 was due to a lower outstanding loan balance), partially offset by (iii) $10,091,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $4,856,000 in the six months ended June 30, 2012 compared to $6,677,000, in the prior year’s six months and resulted primarily from the sale of marketable securities and residential condominiums.

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011 - continued

Income Tax Expense

Income tax expense was $14,304,000 in the six months ended June 30, 2012, compared to $11,589,000 in the prior year’s six months, an increase of $2,715,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Income from Discontinued Operations

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%.

In addition, during 2012, we sold 11 retail properties in separate transactions, for an aggregate of $136,000,000 in cash, which resulted in a net gain aggregating $17,802,000.

We have reclassified the revenues and expenses of the properties that were sold and that are currently being held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Total revenues	$49,429	$76,622
Total expenses	33,444	59,951
	15,985	16,671
Net gains on sales of real estate	72,713	51,623
Impairment losses	(13,511)	-
Net gain on extinguishment of High Point debt	-	83,907
Income from discontinued operations	$75,187	$152,201

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $24,318,000 in the six months ended June 30, 2012, compared to $15,007,000 in the prior year’s six months, an increase of $9,311,000.  This increase resulted primarily from an $8,211,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $43,321,000 in the six months ended June 30, 2012, compared to $37,067,000 in the prior year’s six months, an increase of $6,254,000.  This increase resulted primarily from the issuance of Series J preferred units in 2011.

Results of Operations – Six Months Ended June 30, 2012 Compared to June 30, 2011 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the six months ended June 30, 2012	$403,373	$196,824	$147,095	$88,544
Add-back: non-property level overhead
expenses included above	15,241	13,186	12,700	10,757
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(19,900)	(12,792)	(21,891)	(54,577)
GAAP basis same store EBITDA for the six months
ended June 30, 2012	398,714	197,218	137,904	44,724
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(58,756)	(3,583)	(7,780)	(751)
Cash basis same store EBITDA for the six months
ended June 30, 2012	$339,958	$193,635	$130,124	$43,973

EBITDA for the six months ended June 30, 2011	$376,159	$268,330	$140,157	$129,682
Add-back: non-property level overhead
expenses included above	13,957	12,999	13,958	13,453
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(3,810)	(67,816)	(16,830)	(100,359)
GAAP basis same store EBITDA for the six months
ended June 30, 2011	386,306	213,513	137,285	42,776
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(52,670)	(587)	(6,727)	760
Cash basis same store EBITDA for the six months
ended June 30, 2011	$333,636	$212,926	$130,558	$43,536

Increase (decrease) in GAAP basis same store EBITDA for
the six months ended June 30, 2012 over the
six months ended June 30, 2011	$12,408	$(16,295)	$619	$1,948

Increase (decrease) in Cash basis same store EBITDA for
the six months ended June 30, 2012 over the
six months ended June 30, 2011	$6,322	$(19,291)	$(434)	$437

% increase (decrease) in GAAP basis same store EBITDA	3.2%	(7.6%)	0.5%	4.6%

% increase (decrease) in Cash basis same store EBITDA	1.9%	(9.1%)	(0.3%)	1.0%

SUPPLEMENTAL INFORMATION

Reconciliation of EBITDA to Same Store EBITDA - Three Months Ended June 30, 2012 vs. March 31, 2012

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2012, compared to the three months ended March 31, 2012.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended June 30, 2012	$210,421	$96,312	$76,352	$10,939
Add-back: non-property level overhead expenses
included above	6,654	6,233	6,367	4,848
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(4,961)	(4,745)	(10,467)	6,331
GAAP basis same store EBITDA for the three months
ended June 30, 2012	212,114	97,800	72,252	22,118
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(33,461)	(1,883)	(4,832)	(83)
Cash basis same store EBITDA for the three months
ended June 30, 2012	$178,653	$95,917	$67,420	$22,035

EBITDA for the three months ended March 31, 2012(1)	$192,952	$100,512	$70,743	$77,605
Add-back: non-property level overhead expenses
included above	8,587	6,953	6,333	5,909
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(5,185)	(7,926)	(5,692)	(60,908)
GAAP basis same store EBITDA for the three months
ended March 31, 2012	196,354	99,539	71,384	22,606
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(33,567)	(1,822)	(4,285)	(668)
Cash basis same store EBITDA for the three months
ended March 31, 2012	$162,787	$97,717	$67,099	$21,938

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended June 30, 2012 over the
three months ended March 31, 2012	$15,760	$(1,739)	$868	$(488)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended June 30, 2012 over the
three months ended March 31, 2012	$15,866	$(1,800)	$321	$97

% increase (decrease) in GAAP basis same store EBITDA	8.0%	(1.7%)	1.2%	(2.2%)

% increase (decrease) in Cash basis same store EBITDA	9.7%	(1.8%)	0.5%	0.4%

(1)	Below is the reconciliation of net income to EBITDA for the three months ended March 31, 2012.
			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
Net income attributable to Vornado Realty L.P.
for the three months ended March 31, 2012	$83,290	$18,072	$28,030	$58,175
Interest and debt expense	47,058	33,657	20,438	8,790
Depreciation and amortization	61,911	48,260	22,275	9,478
Income tax expense	693	523	-	1,162
EBITDA for the three months ended March 31, 2012	$192,952	$100,512	$70,743	$77,605

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded equity commitments of $330,753,000 for acquisitions, including $82,688,250 from us.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

See “Overview” on page 43 for details of 2012 acquisitions, dispositions and financings.

Cash Flows for the Six Months Ended June 30, 2012

Our cash and cash equivalents were $471,363,000 at June 30, 2012, a $135,190,000 decrease over the balance at December 31, 2011.  Our consolidated outstanding debt was $10,218,027,000 at June 30, 2012, a $269,321,000 decrease over the balance at December 31, 2011.  As of June 30, 2012 and December 31, 2011, $500,000,000 and $138,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2012 and 2013, $70,213,000 and $1,685,477,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using a portion of our $2,471,363,000 of available capacity (comprised of $471,363,000 of cash and cash equivalents and $2,000,000,000 of availability under our revolving credit facilities).

Cash flows provided by operating activities of $263,864,000 was comprised of (i) net income of $338,492,000, (ii) distributions of income from partially owned entities of $34,613,000 and (iii) $73,175,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, partially offset by (iv) the net change in operating assets and liabilities of $182,416,000, including $85,867,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $170,894,000 was comprised of (i) $370,037,000 of proceeds from sales of real estate and related investments, (ii) $58,460,000 of proceeds from the sale of marketable securities, (iii) $24,950,000 from the return of the J.C. Penney derivative collateral, (iv) $17,963,000 of capital distributions from partially owned entities, (v) $13,123,000 of proceeds from the repayment of loan to officer and (vi) $1,994,000 of proceeds from repayments of mezzanine loans, partially offset by (vii) $83,368,000 of additions to real estate, (viii) $70,000,000 for the funding of the J.C. Penney derivative collateral, (ix) $58,069,000 of development costs and construction in progress, (x) $57,237,000 of investments in partially owned entities, (xi) $32,156,000 of acquisitions of real estate and other, (xii) $14,658,000 of changes in restricted cash, and (xiii) $145,000 of investments in mezzanine loans receivable and other.

Net cash used in financing activities of $569,948,000 was comprised of (i) $1,507,220,000 for the repayments of borrowings, (ii) $256,119,000 of distributions to Vornado, (iii) $69,367,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $35,576,000 of distributions to preferred unitholders, (v) $30,034,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings and (vi) $14,648,000 of debt issuance and other costs, partially offset by (vii) $1,225,000,000 of proceeds from borrowings, (viii) $108,349,000 of contributions from noncontrolling interests in consolidated subsidiaries and (ix) $9,667,000 of proceeds from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the six months ended June 30, 2012

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital expenditures include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$22,625	$10,033	$5,244	$2,665	$1,891	$2,792
Tenant improvements	60,511	25,820	25,332	6,503	2,856	-
Leasing commissions	23,438	14,219	7,342	1,755	122	-
Non-recurring capital expenditures	4,877	4,095	-	-	-	782
Total capital expenditures and leasing
commissions (accrual basis)	111,451	54,167	37,918	10,923	4,869	3,574
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	58,095	20,667	16,603	4,917	10,672	5,236
Expenditures to be made in future
periods for the current period	(69,209)	(33,249)	(27,479)	(6,951)	(1,530)	-
Total capital expenditures and leasing
commissions (cash basis)	$100,337	$41,585	$27,042	$8,889	$14,011	$8,810

Tenant improvements and leasing commissions:
Per square foot per annum	$3.51	$4.57	$4.91	$1.05	$2.44	$-
Percentage of initial rent	8.5%	7.0%	12.7%	5.4%	6.6%	-

Development and Redevelopment Expenditures in the six months ended June 30, 2012

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
510 Fifth Avenue	$8,369	$8,369	$-	$-	$-	$-
Bergen Town Center	8,114	-	-	8,114	-	-
Crystal Square 5	6,976	-	6,976	-	-	-
Beverly Connection	5,842	-	-	5,842	-	-
220 Central Park South	3,108	-	-	-	-	3,108
1290 Avenue of the Americas	2,947	2,947	-	-	-	-
Poughkeepsie, New York	1,411	-	-	1,411	-	-
Crystal City Hotel	1,316	-	1,316	-	-	-
Crystal Plaza 5	1,191	-	1,191	-	-	-
Other	18,795	5,933	5,327	7,260	28	247
	$58,069	$17,249	$14,810	$22,627	$28	$3,355

As of June 30, 2012, the estimated costs to complete the above projects are approximately $26,000,000.  In addition, during 2012, we plan to redevelop 1851 South Bell Street, a 348,000 square foot office building in Crystal City, into a new 700,000 square foot office building (readdressed as 1900 Crystal Drive).  The estimated cost of this project is approximately $300,000,000, or $425 per square foot.  There can be no assurance that these projects will commence, or, if commenced, be completed on schedule or within budget.

Liquidity and Capital Resources – continued

Cash Flows for the Six Months Ended June 30, 2011

Our cash and cash equivalents were $591,515,000 at June 30, 2011, a $99,274,000 decrease over the balance at December 31, 2010.  This decrease was primarily due to cash flows from financing activities, partially offset by cash flows from operating activities, as discussed below.

Cash flows provided by operating activities of $260,040,000 was comprised of (i) net income of $576,790,000 and (ii) distributions of income from partially owned entities of $43,741,000, partially offset by (iii) $148,549,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, and (iv) the net change in operating assets and liabilities of $211,942,000, including $97,802,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $23,257,000 was comprised of (i) $271,375,000 of capital distributions from partially owned entities, (ii) $130,789,000 of proceeds from sales of real estate and related investments, (iii) $99,990,000 of proceeds from sales and repayments of mezzanine loans, (iv) changes in restricted cash of $91,127,000 and (v) $19,301,000 of proceeds from sales of, and return of investments in, marketable securities, partially offset by (vi) $426,376,000 of investments in partially owned entities, (vii) $86,944,000 of additions to real estate, (viii) $43,516,000 of investments in mezzanine loans receivable and other and (ix) $32,489,000 of development costs and construction in progress.

Net cash used in financing activities of $382,571,000 was comprised of (i) $1,636,817,000 for the repayments of borrowings, (ii) $254,099,000 of distributions to Vornado, (iii) $62,111,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $27,117,000 of distributions to preferred unitholders, (v) $23,319,000 of debt issuance and other costs, (vi) $8,000,000 for the purchase of outstanding preferred units and (vii) $748,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (viii) $1,284,167,000 of proceeds from borrowings, (ix) $214,538,000 of proceeds from the issuance of Series J preferred units, (x) $109,605,000 of contributions from noncontrolling interests and (xi) $21,330,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the six months ended June 30, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$20,864	$8,400	$4,124	$2,387	$4,326	$1,627
Tenant improvements	38,972	22,293	12,608	1,610	2,139	322
Leasing commissions	10,142	7,467	2,177	303	72	123
Non-recurring capital expenditures	14,945	13,085	-	500	-	1,360
Total capital expenditures and leasing
commissions (accrual basis)	84,923	51,245	18,909	4,800	6,537	3,432
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	62,082	25,604	9,028	7,412	19,210	828
Expenditures to be made in future
periods for the current period	(49,923)	(31,924)	(13,547)	(2,405)	(2,047)	-
Total capital expenditures and leasing
commissions (cash basis)	$97,082	$44,925	$14,390	$9,807	$23,700	$4,260

Tenant improvements and leasing commissions:
Per square foot per annum	$3.31	$5.10	$3.96	$0.60	$1.47	$-
Percentage of initial rent	8.0%	7.6%	10.1%	3.1%	4.3%	-

Development and Redevelopment Expenditures in the six months ended June 30, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Bergen Town Center	$10,105	$-	$-	$10,105	$-	$-
Green Acres Mall	3,539	-	-	3,539	-	-
West End 25	1,841	-	1,841	-	-	-
North Bergen, New Jersey	1,494	-	-	1,494	-	-
510 Fifth Avenue	1,492	1,492	-	-	-	-
Crystal City Hotel	1,207	-	1,207	-	-	-
Crystal Square	1,046	-	1,046	-	-	-
Crystal Plaza	1,013	-	1,013	-	-	-
Poughkeepsie, New York	796	-	-	796	-	-
Other	9,956	2,664	3,559	1,528	310	1,895
	$32,489	$4,156	$8,666	$17,462	$310	$1,895

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

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $266,074,000.

At June 30, 2012, $22,195,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of June 30, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $259,607,000.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.

As of June 30, 2012, we have a $44,900,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $44,900,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2012				2011
			Weighted	Effect of 1%		Weighted
	June 30,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,635,522		2.29%	$26,355	$2,206,993	2.25%
Fixed rate	7,582,505		5.49%	-	8,280,355	5.55%
	$10,218,027		4.66%	26,355	$10,487,348	4.86%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$344,482		2.70%	3,445	$284,372	2.85%
Variable rate – Toys	633,411		6.00%	6,334	706,301	4.83%
Fixed rate (including $1,134,474 and
$1,270,029 of Toys debt in 2012 and 2011)	3,009,167	(1)	6.99%	-	3,208,472	6.96%
	$3,987,060		6.46%	9,779	$4,199,145	6.32%
Total change in annual net income				$36,134
Per Class A unit - diluted				$0.18

(1)	Excludes $22.2 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2012, variable rate debt with an aggregate principal amount of $211,093,000 and a weighted average interest rate of 4.13% was subject to LIBOR caps.  These caps are based on a notional amount of $211,093,000 and cap LIBOR at a weighted average rate of 4.03%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.25% at June 30, 2012) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of June 30, 2012, we have investments in mezzanine loans with an aggregate carrying amount of $54,770,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of June 30, 2012, the estimated fair value of our consolidated debt was $10,395,000,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. In the three and six months ended June 30, 2012, we recognized losses of $58,732,000 and $57,687,000, respectively, from derivative instruments, compared to a loss of $6,762,000 and income of $10,401,000, respectively, for the three and six months ended June 30, 2011.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, such disclosure controls and procedures were effective.

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

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.

As of June 30, 2012, we have a $44,900,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $44,900,000.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we issued 16,257 Class A units to Vornado in connection with Vornado’s issuance of 16,257 common shares upon the redemption of Class A units held by third parties.  The Class A units were issued in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2012, we issued 12,000,000 5.70% Series K Preferred Units, liquidation preference $25.00 per unit (“Series K Preferred Units”), to Vornado in connection with Vornado’s public offering of 12,000,000 5.70% Series K Preferred Shares.  The Series K Preferred Units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: August 10, 2012	By:	/s/ Joseph Macnow

Joseph Macnow, Executive Vice President -
Finance and Administration and
Chief Financial Officer of Vornado Realty Trust,
sole General Partner of Vornado Realty L.P.
(duly authorized officer and principal financial and
accounting officer)

EXHIBIT INDEX

Exhibit No.

3.3		-	Articles Supplementary, 5.70% Series K Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on July 18, 2012

3.48		-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012

15.1		-	Letter regarding Unaudited Interim Financial

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________________
	*		Incorporated by reference