Form 10-Q
period 2012-09-30
VORNADO REALTY LP
filed 2012-11-07
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$4,143,581	$4,416,613
Buildings and improvements	11,851,152	12,041,054
Development costs and construction in progress	865,953	119,540
Leasehold improvements and equipment	128,168	126,712
Total	16,988,854	16,703,919
Less accumulated depreciation and amortization	(3,034,815)	(2,901,203)
Real estate, net	13,954,039	13,802,716
Cash and cash equivalents	465,884	606,553
Restricted cash	391,794	98,068
Marketable securities	485,001	741,321
Accounts receivable, net of allowance for doubtful accounts of $38,351 and $43,241	181,242	171,798
Investments in partially owned entities	1,319,710	1,233,650
Investment in Toys "R" Us	549,421	506,809
Real Estate Fund investments	482,442	346,650
Mezzanine loans receivable	131,585	133,948
Receivable arising from the straight-lining of rents, net of allowance of $4,448 and $3,290	755,866	701,827
Deferred leasing and financing costs, net of accumulated amortization of $220,846 and $237,766	389,155	364,855
Identified intangible assets, net of accumulated amortization of $362,516 and $347,039	252,683	295,432
Assets related to discontinued operations	537,938	1,049,153
Due from officers	-	13,127
Other assets	501,056	380,580
	$20,397,816	$20,446,487

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Notes and mortgages payable	$7,852,657	$8,065,576
Senior unsecured notes	1,357,921	1,357,661
Revolving credit facility debt	600,000	138,000
Exchangeable senior debentures	-	497,898
Convertible senior debentures due to Vornado	-	10,168
Accounts payable and accrued expenses	442,644	423,512
Deferred revenue	465,929	511,959
Deferred compensation plan	103,003	95,457
Deferred tax liabilities	15,432	13,315
Liabilities related to discontinued operations	478,980	518,319
Other liabilities	396,897	145,498
Total liabilities	11,713,463	11,777,363
Commitments and contingencies
Redeemable partnership units:
Class A units - 11,714,978 and 12,160,771 units outstanding	949,499	934,677
Series D cumulative redeemable preferred units - 1,800,001 and 9,000,001 units outstanding	46,000	226,000
Total redeemable partnership units	995,499	1,160,677
Equity:
Partners' capital	8,381,204	8,156,291
Earnings less than distributions	(1,319,118)	(1,401,704)
Accumulated other comprehensive (loss) income	(160,107)	73,729
Total Vornado Realty L.P. equity	6,901,979	6,828,316
Noncontrolling interests in consolidated subsidiaries	786,875	680,131
Total equity	7,688,854	7,508,447
	$20,397,816	$20,446,487

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2012	2011	2012	2011

REVENUES:
Property rentals	$518,141	$530,192	$1,564,168	$1,592,867
Tenant expense reimbursements	80,497	85,757	224,287	237,945
Cleveland Medical Mart development project	72,651	35,135	184,014	108,203
Fee and other income	39,688	36,776	106,018	111,813
Total revenues	710,977	687,860	2,078,487	2,050,828
EXPENSES:
Operating	264,487	262,837	764,018	773,331
Depreciation and amortization	124,335	126,935	386,974	373,380
General and administrative	48,742	46,121	151,142	154,359
Cleveland Medical Mart development project	70,431	33,419	177,127	101,637
Acquisition related costs and tenant buy-outs	1,070	2,288	4,314	22,455
Total expenses	509,065	471,600	1,483,575	1,425,162
Operating income	201,912	216,260	594,912	625,666
(Loss) income applicable to Toys "R" Us	(8,585)	(9,304)	88,696	80,794
Income from partially owned entities	21,268	13,140	53,491	55,035
Income from Real Estate Fund (of which $4,787 and $3,675 in
each three-month period, respectively, and $25,026 and $15,703 in each nine-month period, respectively, are attributable to
noncontrolling interests)	5,509	5,353	37,572	25,491
Interest and other investment income (loss), net	10,523	(30,011)	(22,984)	95,086
Interest and debt expense (including amortization of deferred financing costs of $5,725 and $4,670, in each three-month period, respectively, and $17,204 and $14,093 in each nine-month
period, respectively)	(120,770)	(131,998)	(377,600)	(394,192)
Net gain on disposition of wholly owned and partially owned assets	-	1,298	4,856	7,975
Income before income taxes	109,857	64,738	378,943	495,855
Income tax expense	(3,015)	(6,959)	(17,319)	(18,548)
Income from continuing operations	106,842	57,779	361,624	477,307
Income from discontinued operations	157,314	8,444	241,024	165,706
Net income	264,156	66,223	602,648	643,013
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(6,610)	(5,636)	(30,928)	(20,643)
Net income attributable to Vornado Realty L.P.	257,546	60,587	571,720	622,370
Preferred unit distributions	(22,016)	(21,655)	(65,337)	(58,722)
Discount on preferred unit redemptions	11,700	5,000	11,700	5,000
NET INCOME attributable to Class A unitholders	$247,230	$43,932	$518,083	$568,648

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations	$0.45	$0.18	$1.40	$2.04
Income from discontinued operations	0.80	0.04	1.22	0.85
Net income per Class A unit	$1.25	$0.22	$2.62	$2.89
Weighted average units outstanding	197,155	196,239	197,050	196,090

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations	$0.45	$0.18	$1.39	$2.02
Income from discontinued operations	0.79	0.04	1.21	0.83
Net income per Class A unit	$1.24	$0.22	$2.60	$2.85
Weighted average units outstanding	198,251	198,305	198,128	198,280

DISTRIBUTIONS PER CLASS A UNIT	$0.69	$0.69	$2.07	$2.07

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011

Net income	$264,156	$66,223	$602,648	$643,013
Other comprehensive income (loss):
Change in unrealized net gain (loss) on securities
available-for-sale	18,358	(161,178)	(202,167)	(120,334)
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(12,607)	112	(38,861)	26,477
Change in value of interest rate swap	(2,866)	(24,424)	(8,868)	(42,458)
Other	(30)	(69)	343	28
Comprehensive income (loss)	267,011	(119,336)	353,095	506,726
Less comprehensive income attributable to noncontrolling interests	(6,610)	(5,636)	(30,928)	(20,643)
Comprehensive income (loss) attributable to Vornado Realty L.P.	$260,401	$(124,972)	$322,167	$486,083

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$6,940,045	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	622,370	-	20,643	643,013
Net income attributable to redeemable
partnership units	-	-	-	-	(47,364)	-	-	(47,364)
Distributions to Vornado	-	-	-	-	(381,382)	-	-	(381,382)
Distributions to preferred unitholders	-	-	-	-	(47,905)	-	-	(47,905)
Issuance of Series J preferred units	9,850	239,037	-	-	-	-	-	239,037
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	435	38,220	-	-	-	38,220
Under Vornado's Omnibus Share plan	-	-	369	21,618	(397)	-	-	21,221
Under Vornado's dividend reinvestment plan	-	-	15	1,330	-	-	-	1,330
Contributions:
Real Estate Fund	-	-	-	-	-	-	109,241	109,241
Other	-	-	-	-	-	-	364	364
Distributions:
Real Estate Fund	-	-	-	-	-	-	(22,713)	(22,713)
Other	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred units to
Class A units	(3)	(165)	5	165	-	-	-	-
Deferred compensation units and options	-	-	10	7,866	-	-	-	7,866
Change in unrealized net gain (loss) on securities
available-for-sale	-	-	-	-	-	(120,334)	-	(120,334)
Pro rata share of other comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	26,477	-	26,477
Change in value of interest rate swap	-	-	-	-	-	(42,458)	-	(42,458)
Adjustments to carry redeemable Class A units,
at redemption value	-	-	-	114,628	-	-	-	114,628
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	8,957	-	8,957
Discount on redemption of preferred units	-	-	-	-	5,000	-	-	5,000
Other	-	(105)	-	(4,518)	149	(5,114)	4,558	(5,030)
Balance, September 30, 2011	42,187	$1,021,855	184,496	$7,119,354	$(1,330,405)	$(59,019)	$611,184	$7,362,969

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	571,720	-	30,928	602,648
Net income attributable to redeemable
partnership units	-	-	-	-	(40,595)	-	-	(40,595)
Distributions to Vornado	-	-	-	-	(384,353)	-	-	(384,353)
Distributions to preferred unitholders	-	-	-	-	(56,187)	-	-	(56,187)
Issuance of Series K preferred units	12,000	291,144	-	-	-	-	-	291,144
Redemption of Series E preferred units	(3,000)	(75,000)	-	-	-	-	-	(75,000)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units,
at redemption value	-	-	624	51,216	-	-	-	51,216
Under Vornado's Omnibus Share plan	-	-	414	8,931	(16,389)	-	-	(7,458)
Under Vornado's dividend reinvestment plan	-	-	15	1,270	-	-	-	1,270
Contributions:
Real Estate Fund	-	-	-	-	-	-	120,606	120,606
Other	-	-	-	-	-	-	140	140
Distributions:
Real Estate Fund	-	-	-	-	-	-	(44,910)	(44,910)
Other	-	-	-	-	-	-	(10)	(10)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	7	11,009	(339)	-	-	10,670
Change in unrealized net gain (loss) on securities
available-for-sale	-	-	-	-	-	(202,167)	-	(202,167)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	(38,861)	-	(38,861)
Change in value of interest rate swap	-	-	-	-	-	(8,868)	-	(8,868)
Adjustments to carry redeemable Class A units,
at redemption value	-	-	-	(63,657)	-	-	-	(63,657)
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	15,717	-	15,717
Discount on redemption of preferred units	-	-	-	-	11,700	-	-	11,700
Other	-	-	-	-	(2,971)	343	(10)	(2,638)
Balance, September 30, 2012	51,185	$1,237,699	186,143	$7,143,505	$(1,319,118)	$(160,107)	$786,875	$7,688,854

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$602,648	$643,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	419,007	414,992
Net gains on sale of real estate	(203,801)	(51,623)
Equity in net income of partially owned entities, including Toys “R” Us	(142,187)	(135,829)
Return of capital from Real Estate Fund investments	61,052	-
Distributions of income from partially owned entities	59,322	75,612
Straight-lining of rental income	(55,553)	(38,262)
Loss from the mark-to-market of J.C. Penney derivative position	53,343	27,136
Amortization of below-market leases, net	(39,693)	(49,988)
Other non-cash adjustments	39,360	20,261
Net unrealized gain on Real Estate Fund investments	(33,537)	(19,209)
Gain on sale of Canadian Trade Shows	(31,105)	-
Impairment losses	13,511	-
Net gain on disposition of wholly owned and partially owned assets	(4,856)	(7,975)
Net gain on extinguishment of debt	-	(83,907)
Mezzanine loans loss reversal and net gain on disposition	-	(82,744)
Changes in operating assets and liabilities:
Real Estate Fund investments	(163,307)	(97,785)
Accounts receivable, net	(9,444)	11,292
Prepaid assets	(52,895)	(68,558)
Other assets	(43,103)	(44,617)
Accounts payable and accrued expenses	34,546	32,227
Other liabilities	7,338	22,635
Net cash provided by operating activities	510,646	566,671

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	408,856	135,762
Additions to real estate	(138,060)	(109,963)
Funding of J.C. Penney derivative collateral	(121,117)	(33,850)
Investments in partially owned entities	(116,264)	(440,865)
Development costs and construction in progress	(106,502)	(52,816)
Return of J.C. Penney derivative collateral	89,850	28,700
Acquisitions of real estate and other	(73,069)	-
Restricted cash	(62,813)	121,463
Proceeds from sales of marketable securities	58,460	19,301
Proceeds from the sale of Canadian Trade Shows	52,504	-
Distributions of capital from partially owned entities	26,665	274,283
Proceeds from the repayment of loan to officer	13,123	-
Proceeds from sales and repayments of mezzanine loans and other	2,379	100,525
Investments in mezzanine loans receivable	-	(44,215)
Net cash provided by (used in) investing activities	34,012	(1,675)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,070,295)	$(2,666,610)
Proceeds from borrowings	1,773,000	2,184,167
Distributions to Vornado	(384,353)	(381,382)
Proceeds from the issuance of preferred units	291,144	239,037
Purchases of outstanding preferred units	(243,300)	(28,000)
Contributions from noncontrolling interests in consolidated subsidiaries	120,746	109,605
Distributions to redeemable security holders and noncontrolling interests	(80,994)	(77,330)
Distributions to preferred unitholders	(54,034)	(43,675)
Repurchase of Class A units related to stock compensation agreements and/or related
tax withholdings	(30,034)	(747)
Debt issuance and other costs	(17,417)	(28,614)
Proceeds received from exercise of Vornado stock options	10,210	22,947
Net cash used in financing activities	(685,327)	(670,602)
Net decrease in cash and cash equivalents	(140,669)	(105,606)
Cash and cash equivalents at beginning of period	606,553	690,789
Cash and cash equivalents at end of period	$465,884	$585,183

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $7,884 and $0	$368,018	$388,938
Cash payments for income taxes	$19,222	$10,299

Non-Cash Investing and Financing Activities:
Change in unrealized net loss on securities available-for-sale	$(202,167)	$(120,334)
Adjustments to carry redeemable Class A units at redemption value	(63,657)	114,628
L.A. Mart seller financing	35,000	-
Class A units issued upon redemption of redeemable Class A units, at redemption value	51,216	38,220
Contribution of mezzanine loan receivable to a joint venture	-	73,750
Marriott Marquis Times Square - retail and signage capital lease:
Asset (included in development costs and construction in progress)	240,000	-
Liability (included in other liabilities)	(240,000)	-
Like-kind exchange of real estate	230,913	45,625
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	-	(145,333)
Liabilities related to discontinued operations	-	(232,502)
Write-off of fully depreciated assets	(151,496)	(58,279)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership,” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.8% of the common limited partnership interest in the Operating Partnership at September 30, 2012.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado Realty L.P. and its consolidated partially owned entities.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2011, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.     Acquisitions

On July 5, 2012, we entered into an agreement to acquire a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by Vornado.  The acquisition will be funded with proceeds from asset sales and property level debt and is expected to close in the fourth quarter, subject to customary closing conditions.

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend as much as $140,000,000 to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000 plus a portion of the property’s net cash flow, after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.  We are accounting for this lease as a “capital lease” and have recorded a $240,000,000 capital lease asset and liability, which are included as a component of “development and construction in progress” and “other liabilities,” respectively, on our consolidated balance sheet.  Although we have commenced paying the annual rent, there will be no income statement activity until the redevelopment is substantially complete.

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

On July 2, 2012, the Fund acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

On August 20, 2012, the Fund acquired 501 Broadway, a 9,000 square foot retail property in New York for $31,000,000.  The purchase price consisted of $11,000,000 in cash and a $20,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% with a floor of 3.50%, and has two one-year extension options.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.     Vornado Capital Partners Real Estate Fund (the “Fund”) - continued

At September 30, 2012, the Fund had eight investments with an aggregate fair value of approximately $482,442,000, or $45,818,000 in excess of cost, and had remaining unfunded commitments of $314,371,000, of which our share was $78,592,750.  Below is a summary of income from the Fund for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating (loss) income	$(49)	$(286)	$4,035	$3,197
Net realized gain	-	-	-	3,085
Net unrealized gains	5,558	5,639	33,537	19,209
Income from Real Estate Fund	5,509	5,353	37,572	25,491
Less (income) attributable to noncontrolling interests	(4,787)	(3,675)	(25,026)	(15,703)
Income from Real Estate Fund attributable to Vornado (1)	$722	$1,678	$12,546	$9,788
___________________________________

(1)

Excludes management, leasing and development fees of $681 and $638 for the three months ended September 30, 2012 and 2011, respectively, and $2,025 and $1,803 for the nine months ended September 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

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

In the nine months ended September 30, 2012 and 2011, we sold certain marketable securities for aggregate proceeds of $58,460,000 and $19,301,000, resulting in net gains of $3,582,000 and $2,139,000, respectively.

Below is a summary of our marketable securities portfolio as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012				As of December 31, 2011
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	(Loss) Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$451,406	$591,214	$(139,808)	n/a	$653,228	$591,069	$62,159
Other	n/a	33,595	14,228	19,367	n/a	30,568	14,585	15,983
Debt securities	n/a	-	-	-	04/13 - 10/18	57,525	53,941	3,584
		$485,001	$605,442	$(120,441)		$741,321	$659,595	$81,726

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Marketable Securities and Derivative Instruments - continued

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 10.7% of its outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.76 per share, or $478,677,000 in the aggregate.  As of September 30, 2012, these shares have an aggregate fair value of $451,406,000, based on J.C. Penney’s closing share price of $24.29 per share.  Unrealized gains and losses from the mark-to-market of these shares are included in “other comprehensive income (loss).”  The three and nine months ended September 30, 2012 include $18,213,000 of unrealized gains and $201,967,000 of unrealized losses, respectively.  The three and nine months ended September 30, 2011 include unrealized losses of $144,212,000 and $102,920,000, respectively.

We also own an economic interest in 4,815,990 common shares through a forward contract at a weighted average strike price of $29.01 per share, or $139,723,000 in the aggregate.  The forward contract was amended on October 8, 2012, such that, among other things, the contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 8, 2022.  The counterparty may accelerate settlement, in whole or in part, on October 8, 2014, or any anniversary thereof, or in the event we were to receive a credit downgrade.  The forward contract strike price per share increases at an annual rate of LIBOR plus 95 basis points during the first two years of the contract and LIBOR plus 80 basis points thereafter.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains and losses from the mark-to-market of the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statements of income.  In the three and nine months ended September 30, 2012 we recognized income of $4,344,000 and a loss of $53,343,000, respectively, from the mark-to-market of the underlying common shares, and as of September 30, 2012, have funded $31,267,000 in connection with this derivative position.  In the three and nine months ended September 30, 2011, we recognized losses of $37,537,000 and $27,136,000, respectively, from the mark-to-market of the underlying common shares.

At September 30, 2012, the aggregate economic net loss on our investment in J.C. Penney, after dividends, was $20,667,000, based on our economic cost of $26.43 per share.

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2012, we own 32.5% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.5% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of September 30, 2012, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			July 28, 2012	October 29, 2011
Assets			$11,680,000	$13,221,000
Liabilities			9,836,000	11,530,000
Noncontrolling interests			39,000	-
Toys “R” Us, Inc. equity			1,805,000	1,691,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Total revenues	$2,552,000	$2,648,000	$11,089,000	$11,256,000
Net (loss) income attributable to Toys	(34,000)	(36,000)	249,000	227,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2012, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of September 30, 2012, Alexander’s owed us $39,794,000 in fees under these agreements.

As of September 30, 2012, the market value of our investment in Alexander’s, based on Alexander’s September 30, 2012 closing share price of $427.49, was $707,098,000, or $520,384,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2012, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $57,292,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This amortization is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

On October 21, 2012, Alexander’s entered into an agreement to sell its Kings Plaza Regional Shopping Center located in Brooklyn, New York, for $751,000,000.  Upon completion of the sale, we will recognize a financial statement gain of approximately $181,000,000.  Alexander’s expects to distribute the taxable gain to its stockholders as a special long-term capital gain dividend, of which our share is approximately $202,000,000 and we expect to pay this amount to our Class A unitholders as a special long-term capital gain dividend.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			September 30, 2012	December 31, 2011
Assets			$1,765,000	$1,771,000
Liabilities			1,401,000	1,408,000
Noncontrolling interests			5,000	4,000
Stockholders' equity			359,000	359,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenues	$49,000	$47,000	$143,000	$139,000
Net income attributable to Alexander’s	19,000	20,000	57,000	59,000

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of September 30, 2012, we own 18,468,969 Lexington common shares, or approximately 11.8% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Based on Lexington’s September 30, 2012 closing share price of $9.66, the market value of our investment in Lexington was $178,410,000, or $128,139,000 in excess of the September 30, 2012 carrying amount on our consolidated balance sheet.  As of September 30, 2012, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $45,445,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized in 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.  Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2012	September 30, 2011
Assets			$3,017,000	$3,164,000
Liabilities			1,937,000	1,888,000
Noncontrolling interests			28,000	59,000
Shareholders’ equity			1,052,000	1,217,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues	$84,000	$78,000	$250,000	$238,000
Net income (loss) attributable to Lexington	5,000	(44,000)	22,000	(49,000)

In October 2012, Lexington sold 15,000,000 shares in an underwritten public offering at a public offering price of $9.45 per share.  As a result, our ownership in Lexington will decrease to 10.8% and we will record a $12,983,000 net gain in connection with this stock issuance, in the fourth quarter.

LNR Property LLC (“LNR”)

As of September 30, 2012, we own a 26.2% equity interest in LNR.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $83 billion as of June 30, 2012, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of September 30, 2012, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.  Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2012	September 30, 2011
Assets			$83,899,000	$128,536,000
Liabilities			83,087,000	127,809,000
Noncontrolling interests			9,000	55,000
LNR Property Corporation equity			803,000	672,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues	$59,000	$73,000	$163,000	$156,000
Net income attributable to LNR	63,000	52,000	150,000	152,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of September 30, 2012 and December 31, 2011.

	Percentage
(Amounts in thousands)	Ownership at	Balance as of
Investments:	September 30, 2012	September 30, 2012	December 31, 2011
Toys	32.5%(1)	$549,421	$506,809

Alexander’s	32.4%	$186,714	$189,775

Lexington	11.8%(2)	50,271	57,402

LNR	26.2%	197,231	174,408

India real estate ventures	4.0%-36.5%	94,241	80,499

Partially owned office buildings:
280 Park Avenue	49.5%	190,034	184,516
Rosslyn Plaza	43.7%-50.4%	62,272	53,333
West 57th Street properties	50.0%	57,920	58,529
One Park Avenue	30.3%	50,275	47,568
666 Fifth Avenue Office Condominium	49.5%	34,162	23,655
330 Madison Avenue	25.0%	24,900	20,353
1101 17th Street	55.0%	22,271	20,407
Warner Building	55.0%	11,603	2,715
Fairfax Square	20.0%	5,870	6,343
Other partially owned office buildings	Various	10,042	11,547

Other investments:
Independence Plaza Partnership (3)	51.0%	53,545	48,511
Verde Realty Operating Partnership (4)	8.3%	52,910	59,801
Downtown Crossing, Boston	50.0%	47,605	46,691
Monmouth Mall	50.0%	7,373	7,536
Other investments (5)	Various	160,471	140,061
		$1,319,710	$1,233,650

(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)	Represents an investment in mezzanine loans to the property owner entity.

(4)

In the third quarter of 2012, we converted our 2,015,151 units in Verde Realty Operating Partnership into 2,015,151 common shares of Verde Realty ("Verde"). Pursuant to a merger agreement which was approved by Verde shareholders on September 14, 2012, we accepted an offer to receive cash of $13.85 per share, or $27,910 in the aggregate; accordingly, we recognized a $4,936 impairment loss in the third quarter. At September 30, 2012, the $52,910 carrying amount of our investment in Verde is comprised of the $27,910 value of the common shares and $25,000 of convertible debentures that are senior to the equity and mature in December 2018. Upon completion of the merger, we will reclassify the convertible debentures to other assets.

(5)	Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three and nine months ended September 30, 2012 and 2011.

	Percentage	For the Three Months		For the Nine Months
(Amounts in thousands)	Ownership	Ended September 30,		Ended September 30,
Our Share of Net Income (Loss):	September 30, 2012	2012	2011	2012	2011
Toys:	32.5%
Equity in net (loss) income before income taxes		$(22,074)	$(26,773)	$99,649	$104,049
Income tax benefit (expense)		11,118	15,135	(17,982)	(29,914)
Equity in net (loss) income		(10,956)	(11,638)	81,667	74,135
Management fees		2,371	2,334	7,029	6,659
		$(8,585)	$(9,304)	$88,696	$80,794

Alexander’s:	32.4%
Equity in net income		$7,137	$6,437	$19,210	$18,507
Fee income		1,821	1,758	5,617	5,545
		8,958	8,195	24,827	24,052

Lexington:	11.8%
Equity in net (loss) income		(323)	(617)	371	449
Net gain resulting from Lexington's stock issuance		-	-	-	9,760
		(323)	(617)	371	10,209

LNR:	26.2%
Equity in net income		16,600	13,656	39,319	24,916
Net gains from asset sales and tax settlement gains		-	-	-	14,997
		16,600	13,656	39,319	39,913

India real estate ventures	4.0%-36.5%	82	(690)	(4,526)	(692)

Partially owned office buildings:
Warner Building:	55.0%
Equity in net loss		(2,839)	(2,783)	(7,438)	(6,308)
Straight-line reserves and write-off of tenant
improvements		-	-	-	(9,022)
		(2,839)	(2,783)	(7,438)	(15,330)
280 Park Avenue (acquired in May 2011)	49.5%	(1,717)	(6,461)	(9,267)	(8,645)
666 Fifth Avenue Office Condominium (acquired
in December 2011)	49.5%	1,744	-	5,244	-
330 Madison Avenue	25.0%	1,224	315	2,036	1,440
1101 17th Street	55.0%	591	671	1,920	2,094
One Park Avenue (acquired in March 2011)	30.3%	256	124	890	(1,347)
West 57th Street properties	50.0%	167	298	732	634
Rosslyn Plaza	43.7%-50.4%	(204)	(60)	99	2,160
Fairfax Square	20.0%	(33)	(22)	(85)	7
Other partially owned office buildings	Various	505	1,079	1,587	5,165
		(306)	(6,839)	(4,282)	(13,822)

Other investments:
Verde Realty Operating Partnership (1)	8.3%	(5,388)	2,413	(6,000)	1,204
Independence Plaza Partnership (acquired in June 2011) (2)	51.0%	1,828	1,811	5,243	1,811
Monmouth Mall	50.0%	347	631	1,007	1,588
Downtown Crossing, Boston	50.0%	(38)	(408)	(872)	(1,156)
Other investments (3)	Various	(492)	(5,012)	(1,596)	(8,072)
		(3,743)	(565)	(2,218)	(4,625)

		$21,268	$13,140	$53,491	$55,035

(1)		2012 includes a $4,936 impairment loss (see note 4 on page 16)

(2)		Represents an investment in mezzanine loans to the property owner entity.

(3)		Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of September 30, 2012 and December 31, 2011, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	September 30,		September 30,	September 30,	December 31,
	2012	Maturity	2012	2012	2011
Toys:	32.5%(1)
Notes, loans and mortgages payable		2013-2021	7.40%	$5,423,735	$6,047,521

Alexander's:	32.4%
Mortgage notes payable		2013-2018	3.50%	$1,319,776	$1,330,932

Lexington:	11.8%(2)
Mortgage notes payable		2012-2037	5.45%	$1,739,466	$1,712,750

LNR:	26.2%
Mortgage notes payable		2013-2031	3.89%	$466,882	$353,504
Liabilities of consolidated CMBS and CDO trusts		n/a	5.32%	82,522,220	127,348,336
				$82,989,102	$127,701,840

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
note payable	49.5%	02/19	6.76%	$1,090,592	$1,035,884
280 Park Avenue mortgage notes payable	49.5%	06/16	6.65%	738,009	737,678
Warner Building mortgage note payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage note payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage note payable	25.0%	06/15	1.73%	150,000	150,000
Fairfax Square mortgage note payable	20.0%	12/14	7.00%	70,344	70,974
Rosslyn Plaza mortgage note payable	43.7% to 50.4%	n/a	n/a	-	56,680
West 57th Street properties mortgage note payable	50.0%	02/14	4.94%	20,628	21,864
Other	Various	Various	6.38%	69,839	70,230
				$2,682,112	$2,686,010

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgage notes
payable	25.0%	2012-2022	13.13%	$241,208	$226,534

Other:
Verde Realty Operating Partnership mortgage notes
payable	8.3%	2013-2025	5.52%	$503,211	$340,378
Monmouth Mall mortgage note payable	50.0%	09/15	5.44%	160,662	162,153
Other(3)	Various	Various	4.93%	994,009	992,872
				$1,657,882	$1,495,403

(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)	Includes interests in Suffolk Downs, Fashion Centre Mall and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $25,648,473,000 and $37,531,298,000 at September 30, 2012 and December 31, 2011, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $4,049,108,000 and $4,199,145,000 at September 30, 2012 and December 31, 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Discontinued Operations

2012 Activity:

During 2012, we sold or have entered into agreements to sell (i) five Mart properties, (ii) four Washington, DC properties, (iii) 13 non-core strip shopping centers and the Green Acres Mall, for an aggregate of $1,500,000,000.  Below are the details of these transactions.

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

On July 5, 2012, we entered into agreements to sell the Washington Design Center, the Boston Design Center and the Canadian Trade Shows, for an aggregate of $175,000,000 in cash.  The sales of the Canadian Trade Shows and the Washington Design Center were completed in July 2012 and the sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.  The sale of the Boston Design Center will result in a net gain of approximately $5,300,000 and is expected to be completed in the fourth quarter, subject to customary closing conditions.

Washington, DC Properties

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

On October 26, 2012, we entered into an agreement to sell three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

Retail Properties

In 2012, we sold 12 non-core strip shopping centers in separate transactions, for an aggregate of $157,000,000 in cash, which resulted in a net gain aggregating $22,266,000, of which $4,464,000 was recognized in the third quarter.  In addition we have entered into an agreement to sell a building on Market Street, Philadelphia, which is part of the Gallery at Market East for $60,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

On October 21, 2012, we entered into an agreement to sell the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  Net proceeds from the sale will be approximately $185,000,000.  The financial statement gain will be approximately $195,000,000.  The tax gain will be approximately $304,000,000, which is expected to be deferred as part of a like-kind exchange.  The sale, which is expected to be completed in the first quarter of 2013, is subject to customary closing conditions and is conditioned on the closing of the sale of Kings Plaza (an Alexander’s property), which is being sold to the same purchaser.

2011 Activity:

During 2011, we (i) completed the disposition of the High Point Complex in North Carolina, which resulted in an $83,907,000 net gain on extinguishment of debt and (ii) sold three non-core strip shopping centers and two office buildings in Washington, DC for an aggregate of $168,000,000 in cash, which resulted in a net gain aggregating $51,623,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Discontinued Operations - continued

We have reclassified the revenues and expenses of all of the properties discussed above, as well as eight other retail properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2012 and December 31, 2011 and their combined results of operations for the three and nine months ended September 30, 2012 and 2011.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Retail Properties	$384,973	$520,014	$319,233	$351,083
Washington, DC Properties	86,933	152,568	93,000	93,000
Merchandise Mart Properties	66,032	376,571	66,747	74,236
Total	$537,938	$1,049,153	$478,980	$518,319

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Total revenues	$27,651	$49,656	$112,585	$160,747
Total expenses	21,082	41,212	81,508	130,571
	6,569	8,444	31,077	30,176
Net gains on sale of real estate	131,088	-	203,801	51,623
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	19,657	-	19,657	-
Impairment losses	-	-	(13,511)	-
Net gain on extinguishment of High Point debt	-	-	-	83,907
Income from discontinued operations	$157,314	$8,444	$241,024	$165,706

9.    Mezzanine Loans Receivable

As of September 30, 2012 and December 31, 2011, the carrying amount of mezzanine loans receivable was $131,585,000 and $133,948,000, respectively.  These loans have a weighted average interest rate of 9.53% and maturities ranging from August 2014 to May 2016.

On October 19, 2012, we acquired a 25% participation in a $475,000,000 first mortgage and mezzanine loan for the acquisition and redevelopment of a 10-story retail building at 701 Seventh Avenue in Times Square.  The loan has an interest rate of LIBOR plus 10.2%, with a LIBOR floor of 1.0%.  Of the $475,000,000, we have funded $93,750,000, representing our 25% share of the $375,000,000 that has been funded.  $25,000,000, our 25% share of the remaining $100,000,000, will be funded during the development of the property.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2012 and December 31, 2011.

	Balance as of
	September 30,	December 31,
(Amounts in thousands)	2012	2011
Identified intangible assets:
Gross amount	$615,199	$642,471
Accumulated amortization	(362,516)	(347,039)
Net	$252,683	$295,432
Identified intangible liabilities (included in deferred revenue):
Gross amount	$816,774	$830,411
Accumulated amortization	(398,262)	(367,525)
Net	$418,512	$462,886

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $13,242,000 and $15,847,000 for the three months ended September 30, 2012 and 2011, respectively, and $39,228,000 and $48,681,000 for the nine months ended September 30, 2012 and 2011, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$42,023
2014	36,603
2015	33,816
2016	31,333
2017	25,841

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $11,940,000 and $15,397,000 for the three months ended September 30, 2012 and 2011, respectively, and $38,361,000 and $42,090,000 for the nine months ended September 30, 2012 and 2011, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$40,739
2014	22,450
2015	17,244
2016	14,714
2017	11,853

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $408,000 and $344,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,182,000 and $1,033,000 for the nine months ended September 30, 2012 and 2011, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$1,472
2014	1,457
2015	1,457
2016	1,457
2017	1,457

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2012	2012	2011
Fixed rate:
New York:
Two Penn Plaza	03/18	5.13%	$425,000	$425,000
1290 Avenue of the Americas	01/13	5.97%	410,021	413,111
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue(2)	01/17	3.75%	300,000	430,000
909 Third Avenue	04/15	5.64%	200,241	203,217
828-850 Madison Avenue Condominium - retail	06/18	5.29%	80,000	80,000
510 5th Avenue - retail	01/16	5.60%	31,377	31,732

Washington, DC:
Skyline Properties(3)	02/17	5.74%	694,711	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2101 L Street(4)	08/24	3.97%	150,000	-
2121 Crystal Drive	03/23	5.51%	150,000	150,000
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	106,628	108,423
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.49%	94,497	98,239
2011 Crystal Drive	08/17	7.30%	79,865	80,486
1550 and 1750 Crystal Drive	11/14	7.08%	74,765	76,624
220 20th Street	02/18	4.61%	74,246	75,037
2231 Crystal Drive	08/13	7.08%	42,160	43,819
1225 Clark Street	08/13	7.08%	25,219	26,211
1235 Clark Street	n/a	n/a	-	51,309
1750 Pennsylvania Avenue	n/a	n/a	-	44,330

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.23%	576,281	585,398
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	85,840	87,750
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	54,719	55,912
Other	06/14-05/36	5.12%-7.30%	87,055	88,237

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000

Other:
555 California Street	09/21	5.10%	600,000	600,000
Borgata Land	02/21	5.14%	60,000	60,000
Total fixed rate notes and mortgages payable		5.40%	$6,231,418	$6,321,628
___________________
See notes on page 24.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2012	2012	2011
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.58%	$330,000	$330,000
100 West 33rd Street - office & retail(5)	03/17	L+250	2.73%	325,000	232,000
4 Union Square South - retail	04/14	L+325	3.48%	75,000	75,000
435 Seventh Avenue - retail(6)	08/19	L+225	2.47%	98,000	51,353
866 UN Plaza	05/16	L+125	1.48%	44,978	44,978
Washington, DC:
River House Apartments	04/18	n/a (7)	1.63%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.98%	48,859	53,344
1730 M and 1150 17th Street	06/14	L+140	1.62%	43,581	43,581
2101 L Street (4)	n/a	n/a	n/a	-	150,000
Retail:
Bergen Town Center	03/13	L+150	1.73%	282,312	283,590
San Jose Strip Center	03/13	L+400	4.25%	106,332	112,476
Cross-collateralized mortgages on 40 strip
shopping centers (8)	09/20	L+136 (8)	2.36%	60,000	60,000
Beverly Connection	n/a	n/a	n/a	-	100,000
Other	11/12	L+375	3.98%	19,427	19,876
Other:
220 Central Park South	10/13	L+275	2.97%	123,750	123,750
Total variable rate notes and mortgages payable			2.50%	1,621,239	1,743,948
Total notes and mortgages payable			4.80%	$7,852,657	$8,065,576

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,586	$499,462
Senior unsecured notes due 2039 (9)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,335	398,199
Total senior unsecured notes			5.70%	$1,357,921	$1,357,661

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility	11/16	L+125	1.43%	$600,000	$138,000
$1.25 billion unsecured revolving credit facility
($22,576 reserved for outstanding letters of credit)	06/16	L+135	-	-	-
Total unsecured revolving credit facilities			1.43%	$600,000	$138,000

3.88% exchangeable senior debentures(10)	n/a		n/a	$-	$497,898

2.85% convertible senior debentures due
to Vornado(10)	n/a		n/a	$-	$10,168

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

(3)

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the Base Realignment and Closure statute, the Skyline properties had a 26% vacancy rate, which is expected to increase and, accordingly, cash flows are expected to decrease. As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender. Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer. In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000 of tenant improvements and leasing commissions we recently funded in connection with a new lease at these properties. In the third quarter, we were repaid our capital in full. The forbearance agreement (amended September 1, 2012, to extend its maturity) provides that through the December 1, 2012 payment date, any interest shortfall would be deferred and added to the principal balance of the loan and not give rise to a loan default. As of September 30, 2012, the deferred interest amounted to $16,711. We continue to negotiate with the special servicer to restructure the terms of the loan.

(4)	On July 26, 2012, we completed a $150,000 refinancing of this property. The twelve-year fixed rate loan bears interest at 3.97% and amortizes based on a 30-year schedule beginning in the third year.

(5)

On March 5, 2012, we completed a $325,000 refinancing of this property. The three-year loan bears interest at LIBOR plus 2.50% and has two one-year extension options. We retained net proceeds of approximately $87,000, after repaying the existing loan and closing costs.

(6)

On August 17, 2012, we completed a $98,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus 2.25%. We retained net proceeds of approximately $44,000 after repaying the existing loan and closing costs.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.    Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets represent units held by third parties and are comprised of Class A units not held by Vornado and Series D-15 and D-16 cumulative redeemable preferred units.  Redeemable partnership units on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “partners’ capital” on our consolidated balance sheets.  Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2010	$1,327,974
Net income	47,364
Distributions	(38,393)
Redemption of Class A units, at redemption value	(38,220)
Adjustments to carry redeemable Class A units at redemption value	(114,628)
Redemption of Series D-11 redeemable units	(28,000)
Other, net	4,623
Balance at September 30, 2011	$1,160,720

Balance at December 31, 2011	$1,160,677
Net income	40,595
Distributions	(34,138)
Redemption of Class A units, at redemption value	(51,216)
Adjustments to carry redeemable Class A units at redemption value	63,657
Redemption of Series D-10 and D-14 redeemable units	(168,300)
Other, net	(15,776)
Balance at September 30, 2012	$995,499

On July 19, 2012, we redeemed all of the outstanding 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units with an aggregate face amount of $180,000,000 for $168,300,000 in cash, plus accrued and unpaid distributions through the date of redemption.

As of September 30, 2012 and December 31, 2011, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $949,499,000 and $934,677,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $54,865,000 as of September 30, 2012 and December 31, 2011, respectively.

13.    Partners’ Capital

On July 11, 2012, Vornado sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $291,144,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to us in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of Series K Preferred Shares).  Distributions on the Series K Preferred Units are cumulative and payable quarterly in arrears.  The Series K Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series K Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series K Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On August 16, 2012, we redeemed all of the outstanding 7.0% Series E Cumulative Redeemable Preferred Units at par, for an aggregate of $75,000,000 in cash, plus accrued and unpaid dividends through the date of redemption.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) derivative positions in marketable equity securities, (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at September 30, 2012 and December 31, 2011, respectively.

	As of September 30, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$485,001	$485,001	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	482,442	-	-	482,442
Deferred compensation plan assets (included in other assets)	103,003	42,236	-	60,767
J.C. Penney derivative position (included in other assets)(1)	8,524	-	8,524	-
Total assets	$1,078,970	$527,237	$8,524	$543,209

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	52,935	-	52,935	-
Total liabilities	$108,032	$55,097	$52,935	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$741,321	$741,321	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	346,650	-	-	346,650
Deferred compensation plan assets (included in other assets)	95,457	39,236	-	56,221
J.C. Penney derivative position (included in other assets)(1)	30,600	-	30,600	-
Total assets	$1,214,028	$780,557	$30,600	$402,871

Mandatorily redeemable instruments (included in other liabilities)	$54,865	$54,865	$-	$-
Interest rate swap (included in other liabilities)	44,114	-	44,114	-
Total liabilities	$98,979	$54,865	$44,114	$-

(1) Represents the mark-to-market gain on the derivative position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Real Estate Fund Investments

At September 30, 2012, our Real Estate Fund had eight investments with an aggregate fair value of approximately $482,442,000, or $45,818,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.8 to 6.4 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at September 30, 2012.

Weighted Average
(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 23.3%	14.6%
Terminal capitalization rates	5.3% to 6.8%	6.0%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit.  Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments.  The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows.  Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate, may be partially offset by a change in the discount rate.  It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.  The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$388,455	$255,795	$346,650	$144,423
Purchases	88,429	-	163,021	123,047
Sales/Returns	-	-	(61,052)	(12,831)
Realized gains	-	-	-	3,085
Unrealized gains	5,558	5,639	33,537	19,209
Other, net	-	(17)	286	(15,516)
Ending balance	$482,442	$261,417	$482,442	$261,417

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value - continued

Deferred Compensation Plan Assets

Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties.  We receive quarterly financial reports from a third-party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund.  The quarterly reports provide net asset values on a fair value basis which are audited by independent public accounting firms on an annual basis.  The third-party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements. The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$58,313	$53,724	$56,221	$47,850
Purchases	1,650	3,155	5,416	22,259
Sales	(276)	(1,044)	(4,287)	(18,538)
Realized and unrealized gain (loss)	1,080	(2,051)	3,349	2,166
Other, net	-	103	68	150
Ending balance	$60,767	$53,887	$60,767	$53,887

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable, a stock purchase warrant, and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of our mezzanine loans receivable and the stock purchase warrant are classified as Level 3 and the fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Mezzanine loans receivable	$131,585	$127,000	$133,948	$129,000
Stock purchase warrant (residential property)	-	35,000	-	-
	$131,585	$162,000	$133,948	$129,000

Liabilities:
Notes and mortgages payable	$7,852,657	$7,900,000	$8,065,576	$8,181,000
Senior unsecured notes	1,357,921	1,476,000	1,357,661	1,426,000
Revolving credit facility debt	600,000	600,000	138,000	138,000
Exchangeable senior debentures	-	-	497,898	510,000
Convertible senior debentures
due to Vornado	-	-	10,168	10,000
	$9,810,578	$9,976,000	$10,069,303	$10,265,000

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

Stock-based compensation expense consists of Vornado stock option awards, Vornado restricted stock awards, restricted unit awards and out-performance plan awards.  Stock-based compensation expense was $7,774,000 and $7,320,000 in the three months ended September 30, 2012 and 2011, respectively, and $22,821,000 and $21,384,000 in the nine months ended September 30, 2012 and 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of our fee and other income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
BMS cleaning fees	$16,945	$15,647	$49,437	$46,479
Signage revenue	4,783	5,085	14,252	14,746
Management and leasing fees	7,234	4,773	16,534	16,660
Lease termination fees	282	4,803	1,172	12,478
Other income	10,444	6,468	24,623	21,450
	$39,688	$36,776	$106,018	$111,813

Management and leasing fees include management fees from Interstate Properties, a related party, of $197,000 and $195,000 for the three months ended September 30, 2012 and 2011, respectively, and $588,000 and $586,000 for the nine months ended September 30, 2012 and 2011, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Income (loss) from the mark-to-market of J.C. Penney derivative position	$4,344	$(37,537)	$(53,343)	$(27,136)
Interest on mezzanine loans receivable	2,852	3,442	8,867	9,169
Mark-to-market of investments in our deferred compensation plan (1)	1,116	(5,243)	5,267	1,502
Dividends and interest on marketable securities	-	7,605	11,093	22,941
Mezzanine loans loss reversal and net gain on disposition	-	-	-	82,744
Other, net	2,211	1,722	5,132	5,866
	$10,523	$(30,011)	$(22,984)	$95,086
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado options and restricted units.

	For the Three Months		For the Nine Months
(Amounts in thousands, except per unit amounts)	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$106,842	$57,779	$361,624	$477,307
Income from discontinued operations	157,314	8,444	241,024	165,706
Net income	264,156	66,223	602,648	643,013
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(6,610)	(5,636)	(30,928)	(20,643)
Net income attributable to Vornado Realty L.P.	257,546	60,587	571,720	622,370
Preferred unit distributions	(22,016)	(21,655)	(65,337)	(58,722)
Discount on preferred unit redemptions	11,700	5,000	11,700	5,000
Net income attributable to Class A unitholders	247,230	43,932	518,083	568,648
Earnings allocated to unvested participating securities	(1,008)	(706)	(2,302)	(2,721)
Numerator for basic income per Class A unit	246,222	43,226	515,781	565,927
Impact of assumed conversions:
Convertible preferred unit distributions	28	-	85	94
Numerator for diluted income per Class A unit	$246,250	$43,226	$515,866	$566,021

Denominator:
Denominator for basic income per Class A unit –
weighted average units	197,155	196,239	197,050	196,090
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,046	2,066	1,028	2,135
Convertible preferred units	50	-	50	55
Denominator for diluted income per Class A unit –
weighted average units and assumed conversions	198,251	198,305	198,128	198,280

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.45	$0.18	$1.40	$2.04
Income from discontinued operations	0.80	0.04	1.22	0.85
Net income per Class A unit	$1.25	$0.22	$2.62	$2.89

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.45	$0.18	$1.39	$2.02
Income from discontinued operations	0.79	0.04	1.21	0.83
Net income per Class A unit	$1.24	$0.22	$2.60	$2.85

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average Class A unit equivalents of 1,056 and 6,617 in the three months ended September 30, 2012 and 2011, respectively, and 3,320 and 6,446 in the nine months ended September 30, 2012 and 2011, respectively.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any losses incurred by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $267,090,000.

At September 30, 2012, $22,576,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of September 30, 2012, our subsidiaries have funded $1,100,000 of the commitment.

As of September 30, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $244,463,000.

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

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.  Stop & Shop’s appeal of that ruling was heard on October 18, 2012, and a decision has not yet been issued.

As of September 30, 2012, we have a $46,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $46,400,000.

20.    Related Party Transactions

On March 8, 2012, Steven Roth, the Chairman of Vornado’s Board of Trustees, repaid his $13,122,500 outstanding loan from Vornado.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (4) on page 38 for the elements of the New York segment’s EBITDA.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended September 30, 2012
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$492,989		$255,703		$115,641	$67,919		$31,625	$-	$22,101
Straight-line rent adjustments	11,910		8,140		1,267	2,392		(171)	-	282
Amortization of acquired below-
market leases, net	13,242		8,458		506	2,868		-	-	1,410
Total rentals	518,141		272,301		117,414	73,179		31,454	-	23,793
Tenant expense reimbursements	80,497		45,164		9,601	21,069		1,201	-	3,462
Cleveland Medical Mart development
project	72,651		-		-	-		72,651	-	-
Fee and other income:
BMS cleaning fees	16,945		23,918		-	-		-	-	(6,973)
Signage revenue	4,783		4,783		-	-		-	-	-
Management and leasing fees	7,234		1,816		4,615	736		142	-	(75)
Lease termination fees	282		78		128	73		3	-	-
Other income	10,444		1,116		8,288	632		481	-	(73)
Total revenues	710,977		349,176		140,046	95,689		105,932	-	20,134
Operating expenses	264,487		159,048		50,305	33,519		19,130	-	2,485
Depreciation and amortization	124,335		57,967		29,825	18,202		7,439	-	10,902
General and administrative	48,742		6,739		6,668	6,103		4,120	-	25,112
Cleveland Medical Mart development
project	70,431		-		-	-		70,431	-	-
Acquisition related costs and
tenant buy-outs	1,070		-		-	-		-	-	1,070
Total expenses	509,065		223,754		86,798	57,824		101,120	-	39,569
Operating income (loss)	201,912		125,422		53,248	37,865		4,812	-	(19,435)
(Loss) applicable to Toys	(8,585)		-		-	-		-	(8,585)	-
Income (loss) from partially owned
entities	21,268		9,309		(2,182)	342		219	-	13,580
Income from Real Estate Fund	5,509		-		-	-		-	-	5,509
Interest and other investment
income, net	10,523		1,057		24	4		-	-	9,438
Interest and debt expense	(120,770)		(36,817)		(28,311)	(14,732)		(7,906)	-	(33,004)
Income (loss) before income taxes	109,857		98,971		22,779	23,479		(2,875)	(8,585)	(23,912)
Income tax (expense) benefit	(3,015)		(815)		25	-		2,166	-	(4,391)
Income (loss) from continuing
operations	106,842		98,156		22,804	23,479		(709)	(8,585)	(28,303)
Income from discontinued
operations	157,314		-		126,437	11,085		19,792	-	-
Net income (loss)	264,156		98,156		149,241	34,564		19,083	(8,585)	(28,303)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(6,610)		(2,092)		-	97		-	-	(4,615)
Net income (loss) attributable to
Vornado Realty L.P.	257,546		96,064		149,241	34,661		19,083	(8,585)	(32,918)
Interest and debt expense(2)	183,241		46,823		33,280	17,499		8,916	34,526	42,197
Depreciation and amortization(2)	177,593		62,905		35,071	21,345		7,662	33,160	17,450
Income tax expense (benefit)(2)	3,850		871		(25)	-		9,281	(11,118)	4,841
EBITDA(1)	622,230		206,663		217,567	73,505		44,942	47,983	31,570
Less EBITDA from discontinued
operations	(176,110)	(3)	-		(128,745)	(15,160)		(32,205)	-	-
EBITDA from continuing operations	$446,120		$206,663	(4)	$88,822	$58,345	(5)	$12,737	$47,983	$31,570	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2011
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$507,258		$247,794		$133,659	$67,616		$35,586	$-	$22,603
Straight-line rent adjustments	7,087		6,445		(1,308)	1,911		(501)	-	540
Amortization of acquired below-
market leases, net	15,847		9,833		557	4,346		-	-	1,111
Total rentals	530,192		264,072		132,908	73,873		35,085	-	24,254
Tenant expense reimbursements	85,757		49,125		9,640	23,059		1,681	-	2,252
Cleveland Medical Mart development
project	35,135		-		-	-		35,135	-	-
Fee and other income:
BMS cleaning fees	15,647		22,571		-	-		-	-	(6,924)
Signage revenue	5,085		5,085		-	-		-	-	-
Management and leasing fees	4,773		1,022		2,670	755		45	-	281
Lease termination fees	4,803		3,540		1,002	261		-	-	-
Other income	6,468		1,049		5,039	229		543	-	(392)
Total revenues	687,860		346,464		151,259	98,177		72,489	-	19,471
Operating expenses	262,837		152,880		49,013	37,415		21,289	-	2,240
Depreciation and amortization	126,935		55,685		32,346	20,414		7,642	-	10,848
General and administrative	46,121		6,452		6,502	6,088		9,206	-	17,873
Cleveland Medical Mart development
project	33,419		-		-	-		33,419	-	-
Acquisition related costs and
tenant buy-outs	2,288		1,558		-	35		-	-	695
Total expenses	471,600		216,575		87,861	63,952		71,556	-	31,656
Operating income (loss)	216,260		129,889		63,398	34,225		933	-	(12,185)
(Loss) applicable to Toys	(9,304)		-		-	-		-	(9,304)	-
Income (loss) from partially owned
entities	13,140		1,203		(1,356)	575		38	-	12,680
Income from Real Estate Fund	5,353		-		-	-		-	-	5,353
Interest and other investment
(loss) income, net	(30,011)		1,047		39	1		1	-	(31,099)
Interest and debt expense	(131,998)		(39,088)		(28,928)	(17,639)		(7,866)	-	(38,477)
Net gain on disposition of wholly
owned and partially owned assets	1,298		-		-	-		-	-	1,298
Income (loss) before income taxes	64,738		93,051		33,153	17,162		(6,894)	(9,304)	(62,430)
Income tax expense	(6,959)		(678)		(881)	-		(784)	-	(4,616)
Income (loss) from continuing
operations	57,779		92,373		32,272	17,162		(7,678)	(9,304)	(67,046)
Income (loss) from discontinued
operations	8,444		165		1,622	6,272		483	-	(98)
Net income (loss)	66,223		92,538		33,894	23,434		(7,195)	(9,304)	(67,144)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(5,636)		(2,219)		-	110		-	-	(3,527)
Net income (loss) attributable to
Vornado Realty L.P.	60,587		90,319		33,894	23,544		(7,195)	(9,304)	(70,671)
Interest and debt expense(2)	197,864		46,691		33,703	20,678		9,523	38,018	49,251
Depreciation and amortization(2)	193,394		65,539		38,085	24,117		12,230	34,293	19,130
Income tax (benefit) expense(2)	(7,350)		734		925	-		890	(15,135)	5,236
EBITDA(1)	444,495		203,283		106,607	68,339		15,448	47,872	2,946
Less EBITDA from discontinued
operations	(22,597)	(3)	(276)		(4,568)	(11,288)		(6,563)	-	98
EBITDA from continuing operations	$421,898		$203,007	(4)	$102,039	$57,051	(5)	$8,885	$47,872	$3,044	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2012
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,469,751		$735,587		$356,459	$203,237		$107,687	$-	$66,781
Straight-line rent adjustments	55,189		42,334		4,382	7,285		580	-	608
Amortization of acquired below-
market leases, net	39,228		23,776		1,537	9,648		-	-	4,267
Total rentals	1,564,168		801,697		362,378	220,170		108,267	-	71,656
Tenant expense reimbursements	224,287		118,861		30,471	64,915		3,702	-	6,338
Cleveland Medical Mart development
project	184,014		-		-	-		184,014	-	-
Fee and other income:
BMS cleaning fees	49,437		70,476		-	-		-	-	(21,039)
Signage revenue	14,252		14,252		-	-		-	-	-
Management and leasing fees	16,534		4,037		9,782	2,640		188	-	(113)
Lease termination fees	1,172		334		256	74		508	-	-
Other income	24,623		3,449		18,846	1,361		1,221	-	(254)
Total revenues	2,078,487		1,013,106		421,733	289,160		297,900	-	56,588
Operating expenses	764,018		447,910		143,923	104,788		59,929	-	7,468
Depreciation and amortization	386,974		168,391		107,395	56,830		22,324	-	32,034
General and administrative	151,142		21,980		19,849	18,803		14,877	-	75,633
Cleveland Medical Mart development
project	177,127		-		-	-		177,127	-	-
Acquisition related costs and
tenant buy-outs	4,314		-		-	-		-	-	4,314
Total expenses	1,483,575		638,281		271,167	180,421		274,257	-	119,449
Operating income (loss)	594,912		374,825		150,566	108,739		23,643	-	(62,861)
Income applicable to Toys	88,696		-		-	-		-	88,696	-
Income (loss) from partially owned
entities	53,491		20,345		(4,571)	1,040		560	-	36,117
Income from Real Estate Fund	37,572		-		-	-		-	-	37,572
Interest and other investment
(loss) income, net	(22,984)		3,166		97	24		-	-	(26,271)
Interest and debt expense	(377,600)		(109,365)		(85,408)	(49,705)		(23,467)	-	(109,655)
Net gain on disposition of wholly
owned and partially owned assets	4,856		-		-	-		-	-	4,856
Income (loss) before income taxes	378,943		288,971		60,684	60,098		736	88,696	(120,242)
Income tax (expense) benefit	(17,319)		(2,480)		(1,277)	-		343	-	(13,905)
Income (loss) from continuing
operations	361,624		286,491		59,407	60,098		1,079	88,696	(134,147)
Income (loss) from discontinued
operations	241,024		(640)		130,979	36,404		67,291	-	6,990
Net income (loss)	602,648		285,851		190,386	96,502		68,370	88,696	(127,157)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(30,928)		(7,266)		-	308		-	-	(23,970)
Net income (loss) attributable to
Vornado Realty L.P.	571,720		278,585		190,386	96,810		68,370	88,696	(151,127)
Interest and debt expense(2)	567,265		140,294		99,486	58,039		26,492	103,388	139,566
Depreciation and amortization(2)	552,794		188,480		122,987	65,751		26,966	100,371	48,239
Income tax expense(2)	50,076		2,677		1,532	-		11,658	17,982	16,227
EBITDA(1)	1,741,855		610,036		414,391	220,600		133,486	310,437	52,905
Less EBITDA from discontinued
operations	(279,464)	(3)	640		(138,707)	(48,251)		(86,156)	-	(6,990)
EBITDA from continuing operations	$1,462,391		$610,676	(4)	$275,684	$172,349	(5)	$47,330	$310,437	$45,915	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2011
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,517,994		$727,886		$400,909	$202,701		$118,540	$-	$67,958
Straight-line rent adjustments	26,192		22,636		(2,138)	4,666		(1,261)	-	2,289
Amortization of acquired below-
market leases, net	48,681		33,173		1,597	10,552		-	-	3,359
Total rentals	1,592,867		783,695		400,368	217,919		117,279	-	73,606
Tenant expense reimbursements	237,945		125,921		27,242	71,926		4,988	-	7,868
Cleveland Medical Mart development
project	108,203		-		-	-		108,203	-	-
Fee and other income:
BMS cleaning fees	46,479		66,913		-	-		-	-	(20,434)
Signage revenue	14,746		14,746		-	-		-	-	-
Management and leasing fees	16,660		3,560		9,629	3,068		348	-	55
Lease termination fees	12,478		9,176		3,013	289		-	-	-
Other income	21,450		3,391		15,316	1,172		1,791	-	(220)
Total revenues	2,050,828		1,007,402		455,568	294,374		232,609	-	60,875
Operating expenses	773,331		435,519		142,211	113,167		71,210	-	11,224
Depreciation and amortization	373,380		165,031		96,940	57,472		21,594	-	32,343
General and administrative	154,359		20,409		19,496	20,046		22,659	-	71,749
Cleveland Medical Mart development
project	101,637		-		-	-		101,637	-	-
Acquisition related costs and
tenant buy-outs	22,455		16,558		-	35		3,040	-	2,822
Total expenses	1,425,162		637,517		258,647	190,720		220,140	-	118,138
Operating income (loss)	625,666		369,885		196,921	103,654		12,469	-	(57,263)
Income applicable to Toys	80,794		-		-	-		-	80,794	-
Income (loss) from partially owned
entities	55,035		13,320		(6,038)	1,221		292	-	46,240
Income from Real Estate Fund	25,491		-		-	-		-	-	25,491
Interest and other investment
income, net	95,086		3,169		119	1		1	-	91,796
Interest and debt expense	(394,192)		(114,381)		(85,971)	(53,024)		(23,342)	-	(117,474)
Net gain on disposition of wholly
owned and partially owned assets	7,975		-		-	-		-	-	7,975
Income (loss) before income taxes	495,855		271,993		105,031	51,852		(10,580)	80,794	(3,235)
Income tax expense	(18,548)		(1,637)		(2,055)	(5)		(1,523)	-	(13,328)
Income (loss) from continuing
operations	477,307		270,356		102,976	51,847		(12,103)	80,794	(16,563)
Income (loss) from discontinued
operations	165,706		398		51,274	26,010		88,365	-	(341)
Net income (loss)	643,013		270,754		154,250	77,857		76,262	80,794	(16,904)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(20,643)		(6,815)		-	196		-	-	(14,024)
Net income (loss) attributable to
Vornado Realty L.P.	622,370		263,939		154,250	78,053		76,262	80,794	(30,928)
Interest and debt expense(2)	599,668		132,248		100,017	62,144		32,025	121,546	151,688
Depreciation and amortization(2)	561,738		181,611		118,290	68,294		34,632	101,862	57,049
Income tax expense(2)	42,135		1,644		2,380	5		2,211	29,914	5,981
EBITDA(1)	1,825,911		579,442		374,937	208,496		145,130	334,116	183,790
Less EBITDA from discontinued
operations	(211,539)	(3)	(710)		(60,220)	(40,988)		(109,962)	-	341
EBITDA from continuing operations	$1,614,372		$578,732	(4)	$314,717	$167,508	(5)	$35,168	$334,116	$184,131	(6)

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

(3)	The following table reconciles income from discontinued operations to EBITDA from discontinued operations.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Income from discontinued operations	$157,314	$8,444	$241,024	$165,706
	Interest and debt expense	3,799	4,732	11,415	17,917
	Depreciation and amortization	3,560	9,236	14,818	26,916
	Income taxes	11,437	185	12,207	1,000
	EBITDA from discontinued operations	$176,110	$22,597	$279,464	$211,539

(4)	The elements of "New York" EBITDA from continuing operations are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Office	$139,894	$137,295	$419,054	$399,182
	Retail	46,165	43,109	135,399	121,136	(a)
	Alexander's	13,080	12,830	39,477	40,032
	Hotel Pennsylvania	7,524	9,773	16,746	18,382
	Total New York	$206,663	$203,007	$610,676	$578,732

	(a)	The EBITDA for the nine months ended September 30, 2011 is after a $16,558 expense for the buy-out of below-market leases.

(5)	The elements of "Retail Properties" EBITDA from continuing operations are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Strip shopping centers	$42,468	$41,282	$125,072	$120,887
	Regional malls	15,877	15,769	47,277	46,621
	Total Retail properties	$58,345	$57,051	$172,349	$167,508

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21. Segment Information - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2012	2011	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,874	$743	$4,162	$2,550
	Net unrealized gains	1,389	1,410	8,384	4,802
	Net realized gains	-	-	-	771
	Carried interest	(2,541)	(475)	-	1,665
	Total	722	1,678	12,546	9,788
	LNR	18,773	15,769	46,006	38,569
	555 California Street	10,714	11,220	31,406	32,608
	Lexington	7,859	8,424	24,780	27,970
	Other investments	11,121	10,173	24,954	30,352
		49,189	47,264	139,692	139,287
	Corporate general and administrative expenses(a)	(22,811)	(21,585)	(66,940)	(62,964)
	Investment income and other, net(a)	5,033	12,541	28,865	37,284
	Fee income from Alexander's	1,821	1,758	5,617	5,545
	Income (loss) from the mark-to-market of J.C. Penney derivative
	position	4,344	(37,537)	(53,343)	(27,136)
	Verde Realty impairment loss	(4,936)	-	(4,936)	-
	Acquisition costs	(1,070)	(695)	(4,314)	(2,822)
	Net gain on sale of residential condominiums	-	1,298	1,274	5,884
	Mezzanine loans loss reversal and net gain on disposition	-	-	-	82,744
	Net gain resulting from Lexington's stock issuance	-	-	-	9,760
	Real Estate Fund placement fees	-	-	-	(3,451)
		$31,570	$3,044	$45,915	$184,131

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2012

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended September 30, 2012.

	Total Return(1)
	Vornado	RMS	SNL
One-year	12.3%	32.4%	34.6%
Three-year	38.7%	75.1%	78.7%
Five-year	(12.1%)	11.1%	16.4%
Ten-year	212.5%	192.3%	209.7%

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

Overview – continued

Quarter Ended September 30, 2012 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2012 was $247,230,000, or $1.24 per diluted unit, compared to $43,932,000, or $0.22 per diluted unit for the quarter ended September 30, 2011.  Net income for the quarters ended September 30, 2012 and 2011 include $132,244,000 and $3,591,000, respectively, of net gains on sale of real estate.  In addition, the quarters ended September 30, 2012 and 2011 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below increased net income attributable to Class A unitholders for the quarter ended September 30, 2012 by $169,583,000, or $0.85 per diluted unit and decreased net income attributable to Class A unitholders for the quarter ended September 30, 2011 by $21,646,000, or $0.11 per diluted unit.

	For the Three Months Ended September 30,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
After-tax net gain on sale of Canadian Trade Shows	$19,657	$-
Income attributable to discontinued operations, including discontinued operations
of a partially owned entity	8,658	10,221
Discount on preferred unit redemptions	11,700	5,000
Income (loss) from the mark-to-market of J.C. Penney derivative position	4,344	(37,537)
Net gain on sale of residential condominiums	-	1,298
Verde Realty impairment loss	(4,936)	-
Buy-out of a below-market lease	-	(1,593)
Other, net	(2,084)	(2,626)
Items that affect comparability	$37,339	$(25,237)

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2012 over the quarter ended September 30, 2011 and the trailing quarter ended June 30, 2012 are summarized below.

					Retail	Merchandise
Same Store EBITDA:		New York		Washington, DC	Properties	Mart
	September 30, 2012 vs. September 30, 2011
	GAAP basis	0.3%	(1)	(6.9%)	0.1%	(0.9%)
	Cash basis	0.7%	(1)	(9.2%)	2.5%	(2.7%)
	September 30, 2012 vs. June 30, 2012
	GAAP basis	(2.2%)	(2)	(2.2%)	0.1%	(24.2%)
	Cash basis	0.6%	(2)	(2.3%)	1.0%	(23.1%)

(1)	Excluding the Hotel Pennsylvania, same store increased by 1.3% and 1.9% on a GAAP and Cash basis, respectively.

(2)	Excluding the Hotel Pennsylvania, same store decreased by (1.3%) on a GAAP basis and increased by 1.8% on a Cash basis.

Overview – continued

Nine Months Ended September 30, 2012 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2012 was $518,083,000, or $2.60 per diluted unit, compared to $568,648,000, or $2.85 per diluted unit for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 and 2011 include $205,852,000 and $59,474,000, respectively, of net gains on sale of real estate and $23,754,000 of real estate impairment losses in the nine months ended September 30, 2012.  In addition, the nine months ended September 30, 2012 and 2011 include certain items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders by $191,051,000, or $0.96 per diluted unit for the nine months ended September 30, 2012 and $250,206,000, or $1.26 per diluted unit for the nine months ended September 30, 2011.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
Income attributable to discontinued operations, including discontinued operations of
a partially owned entity	$37,305	$35,773
After-tax net gain on sale of Canadian Trade Shows	19,657	-
Discount on preferred unit redemptions	11,700	7,000
Net gain on sale of residential condominiums	1,274	5,884
Net gain on extinguishment of debt	-	83,907
Mezzanine loans loss reversal and net gain on disposition	-	82,744
Our share of LNR's asset sales and tax settlement gains	-	14,997
Net gain resulting from Lexington's stock issuances	-	9,760
Loss from the mark-to-market of J.C. Penney derivative position	(53,343)	(27,136)
Verde Realty impairment loss	(4,936)	-
Buy-out of below-market leases	-	(16,593)
Other, net	(2,704)	(5,604)
Items that affect comparability	$8,953	$190,732

The percentage increase (decrease) in GAAP basis and Cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2012 over the nine months ended September 30, 2011 is summarized below.

					Retail	Merchandise
Same Store EBITDA:		New York		Washington, DC	Properties	Mart
	September 30, 2012 vs. September 30, 2011
	GAAP basis	2.3%	(1)	(7.0%)	(0.6%)	2.8%
	Cash basis	1.5%	(1)	(6.0%)	(0.5%)	(0.3%)

(1)	Excluding the Hotel Pennsylvania, same store increased by 2.6% and 1.7% on a GAAP and Cash basis, respectively.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2012 Acquisitions

On July 5, 2012, we entered into an agreement to acquire a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by Vornado. The acquisition will be funded with proceeds from asset sales and property level debt and is expected to close in the fourth quarter, subject to customary closing conditions.

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend as much as $140,000,000 to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000 plus a portion of the property’s net cash flow, after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.

On April 26, 2012, our 25% owned Real Estate Fund acquired 520 Broadway, a 112,000 square foot office building in Santa Monica, California for $59,650,000 and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

On July 2, 2012, our 25% owned Real Estate Fund acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

On August 20, 2012, our 25% owned Real Estate Fund acquired 501 Broadway, a 9,000 square foot retail property in New York for $31,000,000.  The purchase price consisted of $11,000,000 in cash and a $20,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% with a floor of 3.50%, and has two one-year extension options.

Overview – continued

2012 Dispositions

During 2012, we sold or have entered into agreements to sell (i) five Mart properties, (ii) four Washington, DC properties, and (iii) 13 non-core strip shopping centers and the Green Acres Mall, for an aggregate of $1,500,000,000.  Below are the details of these transactions.

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

On July 5, 2012, we entered into agreements to sell the Washington Design Center, the Boston Design Center and the Canadian Trade Shows, for an aggregate of $175,000,000 in cash.  The sales of the Canadian Trade Shows and the Washington Design Center were completed in July 2012 and the sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.  The sale of the Boston Design Center will result in a net gain of approximately $5,300,000 and is expected to be completed in the fourth quarter, subject to customary closing conditions.

Washington, DC Properties

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

On October 26, 2012, we entered into an agreement to sell three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

Retail Properties

In 2012, we sold 12 non-core strip shopping center properties in separate transactions, for an aggregate of $157,000,000 in cash, which resulted in a net gain aggregating $22,266,000 of which $4,464,000 was recognized in the third quarter.  In addition we have entered into an agreement to sell a building on Market Street, Philadelphia, which is part of the Gallery at Market East for $60,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

On October 21, 2012, we entered into an agreement to sell the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  Net proceeds from the sale will be approximately $185,000,000.  The financial statement gain will be approximately $195,000,000.  The tax gain will be approximately $304,000,000, which is expected to be deferred as part of a like-kind exchange.  The sale, which is expected to be completed in the first quarter of 2013, is subject to customary closing conditions and is conditioned on the closing of the sale of Kings Plaza (an Alexander’s property), which is being sold to the same purchaser.

On October 21, 2012, Alexander’s, our 32.4% owned affiliate, entered into an agreement to sell its Kings Plaza Regional Shopping Center located in Brooklyn, New York, for $751,000,000.  Upon completion of the sale, we will recognize a financial statement gain of approximately $181,000,000.  Alexander’s expects to distribute the taxable gain to its stockholders as a special long-term capital gain dividend, of which our share is approximately $202,000,000 and we expect to pay this amount to our Class A unitholders as a special long-term capital gain dividend.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.

Overview – continued

2012 Financings

Secured Debt

On January 9, 2012, we completed a $300,000,000 refinancing of 350 Park Avenue, a 559,000 square foot Manhattan office building. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000,000 of existing cash were used to repay the existing loan and closing costs.

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located on the entire Sixth Avenue block front between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% (2.73% at September 30, 2012) and has two one-year extension options.  We retained net proceeds of approximately $87,000,000, after repaying the existing loan and closing costs.

On July 26, 2012, we completed a $150,000,000 refinancing of 2101 L Street, a 380,000 square foot office building located in Washington, DC. The twelve-year fixed rate loan bears interest at 3.97% and amortizes based on a 30-year schedule beginning in the third year.

On August 17, 2012, we completed a $98,000,000 refinancing of 435 Seventh Avenue, a 43,000 square foot retail property in Manhattan. The seven-year loan bears interest at LIBOR plus 2.25% (2.47% at September 30, 2012). We retained net proceeds of approximately $44,000,000 after repaying the existing loan and closing costs.

Senior Unsecured Debt

In April 2012, we redeemed all of the outstanding exchangeable debentures and repaid the convertible senior debentures due to Vornado at par, for an aggregate of $510,215,000 in cash.

Preferred Equity

On July 11, 2012, Vornado sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $291,144,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to us in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of Series K Preferred Shares).  Distributions on the Series K Preferred Units are cumulative and payable quarterly in arrears.  The Series K Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series K Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series K Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On August 16, 2012, we redeemed all of the outstanding 7.0% Series E Cumulative Redeemable Preferred Units at par, for an aggregate of $75,000,000 in cash, plus accrued and unpaid distributions through the date of redemption.

Redeemable Partnership Units

On July 19, 2012, we redeemed all of the outstanding 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units with an aggregate face amount of $180,000,000 for $168,300,000 in cash, plus accrued and unpaid distributions through the date of redemption.

Overview – continued

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

	New York			Retail Properties		Merchandise Mart
(Square feet in thousands)	Office	Retail	Washington, DC	Strips	Malls	Office	Showroom

Quarter Ended September 30, 2012:
Total square feet leased	505	9	435	79	23	581	129
Our share of square feet leased:	480	6	400	79	15	581	129
Initial rent (1)	$58.74	$199.10	$44.02	$24.41	$41.01	$33.01	$39.59
Weighted average lease term (years)	10.9	6.4	9.1	6.5	6.9	14.9	5.9
Second generation relet space:
Square feet	359	5	314	63	2	8	129
Cash basis:
Initial rent (1)	$61.99	$174.86	$40.57	$22.06	$46.75	$33.88	$39.59
Prior escalated rent	$56.95	$142.55	$37.24	$21.21	$43.74	$16.78	$40.22
Percentage increase (decrease)	8.9%	22.7%	8.9%	4.0%	6.9%	101.9%	(1.6%)
GAAP basis:
Straight-line rent (2)	$62.27	$182.86	$41.41	$22.33	$46.75	$35.53	$40.03
Prior straight-line rent	$59.31	$142.55	$36.39	$20.53	$42.78	$14.07	$36.95
Percentage increase	5.0%	28.3%	13.8%	8.8%	9.3%	152.5%	8.3%
Tenant improvements and leasing
commissions:
Per square foot	$75.87	$37.98	$50.97	$2.22	$32.17	$97.44	$7.89
Per square foot per annum:	$6.96	$5.93	$5.60	$0.34	$4.66	$6.54 (3)	$1.34
Percentage of initial rent	11.8%	3.0%	12.7%	1.4%	11.4%	19.8%	3.4%

Nine Months Ended September 30, 2012:
Total square feet leased	1,492	183	1,630	953	71	593	322
Our share of square feet leased:	1,317	180	1,496	953	50	593	322
Initial rent (1)	$58.20	$105.39	$40.30	$18.04	$43.92	$32.97	$38.20
Weighted average lease term (years)	9.5	12.0	7.3	8.4	4.7	14.7	5.9
Second generation relet space:
Square feet	1,032	152	1,367	721	12	20	322
Cash basis:
Initial rent (1)	$59.78	$101.56	$39.25	$15.66	$62.80	$32.24	$38.20
Prior escalated rent	$56.92	$85.04	$38.90	$14.14	$57.60	$24.88	$38.94
Percentage increase (decrease)	5.0%	19.4%	0.9%	10.7%	9.0%	29.6%	(1.9%)
GAAP basis:
Straight-line rent (2)	$59.46	$109.81	$39.15	$16.29	$63.75	$32.38	$38.49
Prior straight-line rent	$56.81	$86.31	$37.45	$13.04	$55.73	$23.15	$35.59
Percentage increase	4.7%	27.2%	4.5%	24.9%	14.4%	39.9%	8.1%
Tenant improvements and leasing
commissions:
Per square foot	$56.54	$28.51	$37.82	$8.57	$9.74	$96.41	$11.03
Per square foot per annum:	$5.95	$2.38	$5.18	$1.02	$2.07	$6.56 (3)	$1.87
Percentage of initial rent	10.2%	2.3%	12.9%	5.7%	4.7%	19.9%	4.9%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Includes $6.50 per square foot per annum of tenant improvements and leasing commissions in connection with a 572,000 square foot lease.

Overview – continued

Square footage (in service) and Occupancy as of September 30, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,608	16,627	95.8%
Retail	47	2,041	1,883	95.9%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential	1	284	142	96.6%
		25,512	20,758	95.9%

Washington, DC	73	19,131	16,521	84.0%(1)

Retail Properties:
Strip Shopping Centers	113	15,461	14,879	93.6%
Regional Malls	6	5,226	3,589	92.6%
		20,687	18,468	93.4%

Merchandise Mart:
Office	2	1,728	1,719	92.4%
Showroom	2	2,263	2,263	95.5%
		3,991	3,982	94.2%

Other
555 California Street	3	1,795	1,257	92.6%
Primarily Warehouses	5	1,096	1,096	53.0%
		2,891	2,353

Total square feet at September 30, 2012		72,212	62,082

(1)	The occupancy rate for office properties excluding residential and other properties is 81.1%.

Square footage (in service) and Occupancy as of December 31, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,571	16,598	96.2%
Retail	46	2,239	1,982	95.6%
Alexander's	6	2,179	706	98.7%
Hotel Pennsylvania	1	1,400	1,400
		25,389	20,686	96.2%

Washington, DC	73	19,626	17,022	90.6%(1)

Retail Properties:
Strip Shopping Centers	112	15,417	14,834	93.3%
Regional Malls	6	5,448	3,800	92.7%
		20,865	18,634	93.1%

Merchandise Mart:
Office	2	1,220	1,211	90.3%
Showroom	2	2,715	2,715	89.8%
		3,935	3,926	89.9%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	1,235	1,235	45.3%
		3,030	2,492

Total square feet at December 31, 2011		72,845	62,760

(1)	The occupancy rate for office properties excluding residential and other properties is 89.3%.

Overview - continued

Square footage (in service) and Occupancy as of September 30, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	29	19,236	17,136	95.4%
Retail	45	2,100	1,907	97.1%
Alexander's	6	2,192	710	98.1%
Hotel Pennsylvania	1	1,400	1,400
		24,928	21,153	95.7%

Washington, DC	73	19,699	16,961	91.0%(1)

Retail Properties:
Strip Shopping Centers	111	15,577	14,994	92.3%
Regional Malls	6	5,412	3,773	93.3%
		20,989	18,767	92.5%

Merchandise Mart:
Office	2	1,207	1,198	90.9%
Showroom	2	2,728	2,728	95.0%
		3,935	3,926	93.8%

Other
555 California Street	3	1,795	1,257	92.6%
Primarily Warehouses	5	1,235	1,235	35.2%
		3,030	2,492

Total square feet at September 30, 2011		72,581	63,299

(1)	The occupancy rate for office properties excluding residential and other properties is 89.7%.

Overview - continued

Washington, DC Properties Segment

In our Form 10-K for the year ended December 31, 2011, as a result of the Base Realignment and Closure (“BRAC”) statute, we estimated that occupancy will decrease from 90% at year end, to between 82% to 84% in 2012 and that 2012 EBITDA from continuing operations will be lower than 2011 by approximately $55,000,000 to $65,000,000 based on 2,902,000 square feet expiring in 2012, partially offset by leasing over 1,000,000 square feet.

At September 30, 2012, occupancy is at 84.0% and EBITDA from continuing operations for the three and nine months ended September 30, 2012 is lower by approximately $13,200,000 and $39,000,000, respectively, than it was for the three and nine months ended September 30, 2011.  Based on leasing activity as of September 30, 2012, we currently estimate that 2012 EBITDA from continuing operations will be lower than 2011 by approximately $50,000,000 to $60,000,000.

Of the 2,395,000 square feet subject to BRAC, 348,000 square feet has been taken out of service for redevelopment and 523,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of September 30, 2012.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of September 30, 2012	$38.45	432,000	344,000	88,000	-
Leases pending	39.49	91,000	38,000	-	53,000
Taken out of service for redevelopment		348,000	348,000	-	-
		871,000	730,000	88,000	53,000

To Be Resolved:
Already vacated	35.95	1,024,000	541,000	473,000	10,000
Expiring in:
2013	37.39	126,000	-	43,000	83,000
2014	32.32	304,000	103,000	201,000	-
2015	42.23	70,000	65,000	5,000	-
		1,524,000	709,000	722,000	93,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the BRAC statute, the Skyline properties had a 26% vacancy rate, which is expected to increase and, accordingly, cash flows are expected to decrease.  As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender.  Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer.  In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000,000 of tenant improvements and leasing commissions we recently funded in connection with a new lease at these properties.  In the third quarter, we were repaid our capital in full.  The forbearance agreement (amended September 1, 2012, to extend its maturity) provides that through the December 1, 2012 payment date, any interest shortfall would be deferred and added to the principal balance of the loan and not give rise to a loan default. As of September 30, 2012 the deferred interest amounted to $16,711,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (4) on page 55 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended September 30, 2012
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$492,989		$255,703		$115,641	$67,919		$31,625	$-	$22,101
Straight-line rent adjustments	11,910		8,140		1,267	2,392		(171)	-	282
Amortization of acquired below-
market leases, net	13,242		8,458		506	2,868		-	-	1,410
Total rentals	518,141		272,301		117,414	73,179		31,454	-	23,793
Tenant expense reimbursements	80,497		45,164		9,601	21,069		1,201	-	3,462
Cleveland Medical Mart development
project	72,651		-		-	-		72,651	-	-
Fee and other income:
BMS cleaning fees	16,945		23,918		-	-		-	-	(6,973)
Signage revenue	4,783		4,783		-	-		-	-	-
Management and leasing fees	7,234		1,816		4,615	736		142	-	(75)
Lease termination fees	282		78		128	73		3	-	-
Other income	10,444		1,116		8,288	632		481	-	(73)
Total revenues	710,977		349,176		140,046	95,689		105,932	-	20,134
Operating expenses	264,487		159,048		50,305	33,519		19,130	-	2,485
Depreciation and amortization	124,335		57,967		29,825	18,202		7,439	-	10,902
General and administrative	48,742		6,739		6,668	6,103		4,120	-	25,112
Cleveland Medical Mart development
project	70,431		-		-	-		70,431	-	-
Acquisition related costs and
tenant buy-outs	1,070		-		-	-		-	-	1,070
Total expenses	509,065		223,754		86,798	57,824		101,120	-	39,569
Operating income (loss)	201,912		125,422		53,248	37,865		4,812	-	(19,435)
(Loss) applicable to Toys	(8,585)		-		-	-		-	(8,585)	-
Income (loss) from partially owned
entities	21,268		9,309		(2,182)	342		219	-	13,580
Income from Real Estate Fund	5,509		-		-	-		-	-	5,509
Interest and other investment
income, net	10,523		1,057		24	4		-	-	9,438
Interest and debt expense	(120,770)		(36,817)		(28,311)	(14,732)		(7,906)	-	(33,004)
Income (loss) before income taxes	109,857		98,971		22,779	23,479		(2,875)	(8,585)	(23,912)
Income tax (expense) benefit	(3,015)		(815)		25	-		2,166	-	(4,391)
Income (loss) from continuing
operations	106,842		98,156		22,804	23,479		(709)	(8,585)	(28,303)
Income from discontinued
operations	157,314		-		126,437	11,085		19,792	-	-
Net income (loss)	264,156		98,156		149,241	34,564		19,083	(8,585)	(28,303)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(6,610)		(2,092)		-	97		-	-	(4,615)
Net income (loss) attributable to
Vornado Realty L.P.	257,546		96,064		149,241	34,661		19,083	(8,585)	(32,918)
Interest and debt expense(2)	183,241		46,823		33,280	17,499		8,916	34,526	42,197
Depreciation and amortization(2)	177,593		62,905		35,071	21,345		7,662	33,160	17,450
Income tax expense (benefit)(2)	3,850		871		(25)	-		9,281	(11,118)	4,841
EBITDA(1)	622,230		206,663		217,567	73,505		44,942	47,983	31,570
Less EBITDA from discontinued
operations	(176,110)	(3)	-		(128,745)	(15,160)		(32,205)	-	-
EBITDA from continuing operations	$446,120		$206,663	(4)	$88,822	$58,345	(5)	$12,737	$47,983	$31,570	(6)

____________________

See notes on page 55.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2012 and 2011 - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2011
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$507,258		$247,794		$133,659	$67,616		$35,586	$-	$22,603
Straight-line rent adjustments	7,087		6,445		(1,308)	1,911		(501)	-	540
Amortization of acquired below-
market leases, net	15,847		9,833		557	4,346		-	-	1,111
Total rentals	530,192		264,072		132,908	73,873		35,085	-	24,254
Tenant expense reimbursements	85,757		49,125		9,640	23,059		1,681	-	2,252
Cleveland Medical Mart development
project	35,135		-		-	-		35,135	-	-
Fee and other income:
BMS cleaning fees	15,647		22,571		-	-		-	-	(6,924)
Signage revenue	5,085		5,085		-	-		-	-	-
Management and leasing fees	4,773		1,022		2,670	755		45	-	281
Lease termination fees	4,803		3,540		1,002	261		-	-	-
Other income	6,468		1,049		5,039	229		543	-	(392)
Total revenues	687,860		346,464		151,259	98,177		72,489	-	19,471
Operating expenses	262,837		152,880		49,013	37,415		21,289	-	2,240
Depreciation and amortization	126,935		55,685		32,346	20,414		7,642	-	10,848
General and administrative	46,121		6,452		6,502	6,088		9,206	-	17,873
Cleveland Medical Mart development
project	33,419		-		-	-		33,419	-	-
Acquisition related costs and
tenant buy-outs	2,288		1,558		-	35		-	-	695
Total expenses	471,600		216,575		87,861	63,952		71,556	-	31,656
Operating income (loss)	216,260		129,889		63,398	34,225		933	-	(12,185)
(Loss) applicable to Toys	(9,304)		-		-	-		-	(9,304)	-
Income (loss) from partially owned
entities	13,140		1,203		(1,356)	575		38	-	12,680
Income from Real Estate Fund	5,353		-		-	-		-	-	5,353
Interest and other investment
(loss) income, net	(30,011)		1,047		39	1		1	-	(31,099)
Interest and debt expense	(131,998)		(39,088)		(28,928)	(17,639)		(7,866)	-	(38,477)
Net gain on disposition of wholly
owned and partially owned assets	1,298		-		-	-		-	-	1,298
Income (loss) before income taxes	64,738		93,051		33,153	17,162		(6,894)	(9,304)	(62,430)
Income tax expense	(6,959)		(678)		(881)	-		(784)	-	(4,616)
Income (loss) from continuing
operations	57,779		92,373		32,272	17,162		(7,678)	(9,304)	(67,046)
Income (loss) from discontinued
operations	8,444		165		1,622	6,272		483	-	(98)
Net income (loss)	66,223		92,538		33,894	23,434		(7,195)	(9,304)	(67,144)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(5,636)		(2,219)		-	110		-	-	(3,527)
Net income (loss) attributable to
Vornado Realty L.P.	60,587		90,319		33,894	23,544		(7,195)	(9,304)	(70,671)
Interest and debt expense(2)	197,864		46,691		33,703	20,678		9,523	38,018	49,251
Depreciation and amortization(2)	193,394		65,539		38,085	24,117		12,230	34,293	19,130
Income tax (benefit) expense(2)	(7,350)		734		925	-		890	(15,135)	5,236
EBITDA(1)	444,495		203,283		106,607	68,339		15,448	47,872	2,946
Less EBITDA from discontinued
operations	(22,597)	(3)	(276)		(4,568)	(11,288)		(6,563)	-	98
EBITDA from continuing operations	$421,898		$203,007	(4)	$102,039	$57,051	(5)	$8,885	$47,872	$3,044	(6)

__________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2012 and 2011 - continued

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

(3)	The following table reconciles income from discontinued operations to EBITDA from discontinued operations.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Income from discontinued operations	$157,314	$8,444
	Interest and debt expense	3,799	4,732
	Depreciation and amortization	3,560	9,236
	Income taxes	11,437	185
	EBITDA from discontinued operations	$176,110	$22,597

(4)	The elements of "New York" EBITDA from continuing operations are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Office	$139,894	$137,295
	Retail	46,165	43,109
	Alexander's	13,080	12,830
	Hotel Pennsylvania	7,524	9,773
	Total New York	$206,663	$203,007

(5)	The elements of "Retail Properties" EBITDA from continuing operations are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Strip shopping centers	$42,468	$41,282
	Regional malls	15,877	15,769
	Total retail properties	$58,345	$57,051

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2012 and 2011 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,874	$743
	Net unrealized gains	1,389	1,410
	Carried interest	(2,541)	(475)
	Total	722	1,678
	LNR	18,773	15,769
	555 California Street	10,714	11,220
	Lexington	7,859	8,424
	Other investments	11,121	10,173
		49,189	47,264
	Corporate general and administrative expenses(a)	(22,811)	(21,585)
	Investment income and other, net(a)	5,033	12,541
	Fee income from Alexander's	1,821	1,758
	Verde Realty impairment loss	(4,936)	-
	Income (loss) from the mark-to-market of J.C. Penney derivative position	4,344	(37,537)
	Acquisition costs	(1,070)	(695)
	Net gain on sale of residential condominiums	-	1,298
		$31,570	$3,044

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Three Months
	Ended September 30,
	2012	2011
Region:
New York City metropolitan area	66%	64%
Washington, DC / Northern Virginia metropolitan area	25%	28%
Chicago	4%	3%
California	2%	2%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $710,977,000 in the three months ended September 30, 2012, compared to $687,860,000 in the prior year’s quarter, an increase of $23,117,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions	$3,910		$2,507	$1,403	$-	$-		$-
Development (out of service)	(8,571)		(1,368)	(6,255)	(948)	-		-
Hotel Pennsylvania	(1,916)		(1,916)	-	-	-		-
Trade Shows	(1,509)		-	-	-	(1,509)		-
Amortization of acquired below-market
leases, net	(2,605)		(1,375)	(51)	(1,478)	-		299
Leasing activity (see page 49)	(1,360)		10,381	(10,591)	1,732	(2,122)		(760)
	(12,051)		8,229	(15,494)	(694)	(3,631)		(461)

Tenant expense reimbursements:
Acquisitions/development	(6,604)		(2,926)	(588)	(3,090)	-		-
Operations	1,344		(1,035)	549	1,100	(480)		1,210
	(5,260)		(3,961)	(39)	(1,990)	(480)		1,210

Cleveland Medical Mart development
project	37,516	(1)	-	-	-	37,516	(1)	-

Fee and other income:
BMS cleaning fees	1,298		1,347	-	-	-		(49)
Signage revenue	(302)		(302)	-	-	-		-
Management and leasing fees	2,461		794	1,945	(19)	97		(356)
Lease termination fees	(4,521)		(3,462)	(874)	(188)	3		-
Other income	3,976		67	3,249	403	(62)		319
	2,912		(1,556)	4,320	196	38		(86)

Total increase (decrease) in revenues	$23,117		$2,712	$(11,213)	$(2,488)	$33,443		$663

(1)	This increase in income is offset by an increase in development costs expensed in the quarter. See note (3) on page 59.

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $509,065,000 in the three months ended September 30, 2012, compared to $471,600,000 in the prior year’s quarter, an increase of $37,465,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Operating:
Acquisitions	$3,329		$2,447	$882	$-	$-		$-
Development (out of service)	(4,117)		(492)	(1,414)	(2,211)	-		-
Non-reimbursable expenses, including
bad debt reserves	(4,167)		(2,183)	316	(996)	(1,304)		-
Hotel Pennsylvania	307		307	-	-	-		-
Trade Shows	(119)		-	-	-	(119)		-
BMS expenses	1,295		1,344	-	-	-		(49)
Operations	5,122		4,745	1,508	(689)	(736)		294
	1,650		6,168	1,292	(3,896)	(2,159)		245

Depreciation and amortization:
Acquisitions/development	(2,415)		(183)	(687)	(1,545)	-		-
Operations	(185)		2,465	(1,834)	(667)	(203)		54
	(2,600)		2,282	(2,521)	(2,212)	(203)		54

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	6,359		-	-	-	-		6,359
Operations	(3,738)		287	166	15	(5,086)	(2)	880
	2,621		287	166	15	(5,086)		7,239

Cleveland Medical Mart development
project	37,012	(3)	-	-	-	37,012	(3)	-

Acquisition related costs and
tenant buy-outs	(1,218)		(1,558)	-	(35)	-		375

Total increase (decrease) in expenses	$37,465		$7,179	$(1,063)	$(6,128)	$29,564		$7,913

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Primarily from lower payroll costs due to a reduction in workforce.

(3)	This increase in expense is offset by the increase in development revenue in the quarter. See note (1) on page 58.

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Loss Applicable to Toys

In the three months ended September 30, 2012, we recognized a net loss of $8,585,000 from our investment in Toys, comprised of $10,956,000 for our 32.5% share of Toys’ net loss ($22,074,000 before our share of Toys’ income tax benefit) and $2,371,000 of management fees.  In the three months ended September 30, 2011, we recognized a net loss of $9,304,000 from our investment in Toys, comprised of $11,638,000 for our 32.7% share of Toys’ net loss ($26,773,000 before our share of Toys’ income tax benefit) and $2,334,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended September 30, 2012 and 2011.

	Percentage	For the Three Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's	32.4%	$8,958	$8,195
Lexington	11.8%	(323)	(617)
LNR	26.2%	16,600	13,656
India real estate ventures	4.0%-36.5%	82	(690)
Partially owned office buildings:
Warner Building	55.0%	(2,839)	(2,783)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	1,744	-
280 Park Avenue	49.5%	(1,717)	(6,461)
330 Madison Avenue	25.0%	1,224	315
1101 17th Street	55.0%	591	671
One Park Avenue	30.3%	256	124
Rosslyn Plaza	43.7%-50.4%	(204)	(60)
West 57th Street Properties	50.0%	167	298
Fairfax Square	20.0%	(33)	(22)
Other partially owned office buildings	Various	505	1,079
Other investments:
Verde Realty Operating Partnership (1)	8.3%	(5,388)	2,413
Independence Plaza Partnership (mezzanine position)	51.0%	1,828	1,811
Monmouth Mall	50.0%	347	631
Downtown Crossing, Boston	50.0%	(38)	(408)
Other investments	Various	(492)	(5,012)
		$21,268	$13,140

(1)

In the third quarter of 2012, we converted our 2,015,151 units in Verde Realty Operating Partnership into 2,015,151 common shares of Verde Realty ("Verde"). Pursuant to a merger agreement which was approved by Verde shareholders on September 14, 2012, we accepted an offer to receive cash of $13.85 per share, or $27,910 in the aggregate; accordingly, we recognized a $4,936 impairment loss in the third quarter.

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended September 30, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended September 30,
	2012	2011
Operating loss	$(49)	$(286)
Net unrealized gains	5,558	5,639
Income from Real Estate Fund	5,509	5,353
Less (income) attributable to noncontrolling interests	(4,787)	(3,675)
Income from Real Estate Fund attributable to Vornado (1)	$722	$1,678
___________________________________

(1)

Excludes management, leasing and development fees of $681 and $638 for the three months ended September 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised primarily of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable and other interest and dividend income) was income of $10,523,000 in the three months ended September 30, 2012, compared to a loss of $30,011,000 in the prior year’s quarter, an increase of $40,534,000. This increase resulted from:

(Amounts in thousands)
J.C. Penney derivative position ($4,344 mark-to-market gain in the current year's quarter, compared to
$37,537 mark-to-market loss in the prior year's quarter)	$41,881
Dividends and interest on marketable securities in the prior year's quarter	(7,605)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	6,359
Other, net	(101)
$40,534

Interest and Debt Expense

Interest and debt expense was $120,770,000 in the three months ended September 30, 2012, compared to $131,998,000 in the prior year’s quarter, a decrease of $11,228,000.  This decrease was primarily due to (i) $9,082,000 from the redemption of exchangeable senior debentures and repayment of convertible senior debentures due to Vornado in April 2012 and November 2011, respectively, (ii) $7,523,000 of capitalized interest in the current period, and (iii) $3,212,000 from the refinancing of 350 Park Avenue in January 2012 (of which $1,860,000 was due to a lower rate and $1,352,000 was due to a lower outstanding loan balance), partially offset by (iv) $5,045,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011, and (v) $1,849,000 from the refinancing of 100 West 33rd Street in March 2012.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $1,298,000 in the three months ended September 30, 2011 and resulted primarily from the sale of residential condominiums.

Income Tax Expense

Income tax expense was $3,015,000 in the three months ended September 30, 2012, compared to $6,959,000 in the prior year’s quarter, a decrease of $3,944,000.  This decrease resulted primarily from the true-up of estimated tax liabilities of our taxable REIT subsidiaries.

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
(Amounts in thousands)	2012	2011
Total revenues	$27,651	$49,656
Total expenses	21,082	41,212
	6,569	8,444
Net gains on sale of real estate	131,088	-
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	19,657	-
Income from discontinued operations	$157,314	$8,444

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $6,610,000 in the three months ended September 30, 2012, compared to $5,636,000 in the prior year’s quarter, an increase of $974,000.  This increase resulted primarily from higher income allocated to the noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $22,016,000 in the three months ended September 30, 2012, compared to $21,655,000 in the prior year’s quarter, an increase of $361,000.  This increase resulted from the issuance of $300,000,000 of 5.70% Series K cumulative redeemable preferred units in July 2012, partially offset by redemption of 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012 and the redemption of $75,000,000 of 7.0% Series E cumulative redeemable preferred units in August 2012.

Discount on Preferred Unit Redemption

In the three months ended September 30, 2012, we recognized a $11,700,000 discount from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units, compared to a $5,000,000 discount in the prior year’s quarter from the redemption of Series D-11 cumulative redeemable preferred units.

Results of Operations – Three Months Ended September 30, 2012 Compared to September 30, 2011 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended September 30, 2012	$206,663	$217,567	$73,505	$44,942
Add-back: non-property level overhead
expenses included above	6,739	6,668	6,103	4,120
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(13,236)	(128,541)	(17,346)	(32,205)
GAAP basis same store EBITDA for the three months
ended September 30, 2012	200,166	95,694	62,262	16,857
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(20,611)	(1,943)	(3,830)	171
Cash basis same store EBITDA for the three months
ended September 30, 2012	$179,555	$93,751	$58,432	$17,028

EBITDA for the three months ended September 30, 2011	$203,283	$106,607	$68,339	$15,448
Add-back: non-property level overhead
expenses included above	6,452	6,502	6,088	9,206
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(10,107)	(10,310)	(12,250)	(7,648)
GAAP basis same store EBITDA for the three months
ended September 30, 2011	199,628	102,799	62,177	17,006
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(21,353)	454	(5,163)	501
Cash basis same store EBITDA for the three months
ended September 30, 2011	$178,275	$103,253	$57,014	$17,507

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended September 30, 2012 over the
three months ended September 30, 2011	$538	$(7,105)	$85	$(149)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended September 30, 2012 over the
three months ended September 30, 2011	$1,280	$(9,502)	$1,418	$(479)

% increase (decrease) in GAAP basis same store EBITDA	0.3%	(6.9%)	0.1%	(0.9%)

% increase (decrease) in Cash basis same store EBITDA	0.7%	(9.2%)	2.5%	(2.7%)

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (4) on page 66 for the elements of the New York segment’s EBITDA.

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2012 and 2011.

(Amounts in thousands)	For the Nine Months Ended September 30, 2012
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,469,751		$735,587		$356,459	$203,237		$107,687	$-	$66,781
Straight-line rent adjustments	55,189		42,334		4,382	7,285		580	-	608
Amortization of acquired below-
market leases, net	39,228		23,776		1,537	9,648		-	-	4,267
Total rentals	1,564,168		801,697		362,378	220,170		108,267	-	71,656
Tenant expense reimbursements	224,287		118,861		30,471	64,915		3,702	-	6,338
Cleveland Medical Mart development
project	184,014		-		-	-		184,014	-	-
Fee and other income:
BMS cleaning fees	49,437		70,476		-	-		-	-	(21,039)
Signage revenue	14,252		14,252		-	-		-	-	-
Management and leasing fees	16,534		4,037		9,782	2,640		188	-	(113)
Lease termination fees	1,172		334		256	74		508	-	-
Other income	24,623		3,449		18,846	1,361		1,221	-	(254)
Total revenues	2,078,487		1,013,106		421,733	289,160		297,900	-	56,588
Operating expenses	764,018		447,910		143,923	104,788		59,929	-	7,468
Depreciation and amortization	386,974		168,391		107,395	56,830		22,324	-	32,034
General and administrative	151,142		21,980		19,849	18,803		14,877	-	75,633
Cleveland Medical Mart development
project	177,127		-		-	-		177,127	-	-
Acquisition related costs and
tenant buy-outs	4,314		-		-	-		-	-	4,314
Total expenses	1,483,575		638,281		271,167	180,421		274,257	-	119,449
Operating income (loss)	594,912		374,825		150,566	108,739		23,643	-	(62,861)
Income applicable to Toys	88,696		-		-	-		-	88,696	-
Income (loss) from partially owned
entities	53,491		20,345		(4,571)	1,040		560	-	36,117
Income from Real Estate Fund	37,572		-		-	-		-	-	37,572
Interest and other investment
(loss) income, net	(22,984)		3,166		97	24		-	-	(26,271)
Interest and debt expense	(377,600)		(109,365)		(85,408)	(49,705)		(23,467)	-	(109,655)
Net gain on disposition of wholly
owned and partially owned assets	4,856		-		-	-		-	-	4,856
Income (loss) before income taxes	378,943		288,971		60,684	60,098		736	88,696	(120,242)
Income tax (expense) benefit	(17,319)		(2,480)		(1,277)	-		343	-	(13,905)
Income (loss) from continuing
operations	361,624		286,491		59,407	60,098		1,079	88,696	(134,147)
Income (loss) from discontinued
operations	241,024		(640)		130,979	36,404		67,291	-	6,990
Net income (loss)	602,648		285,851		190,386	96,502		68,370	88,696	(127,157)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(30,928)		(7,266)		-	308		-	-	(23,970)
Net income (loss) attributable to
Vornado Realty L.P.	571,720		278,585		190,386	96,810		68,370	88,696	(151,127)
Interest and debt expense(2)	567,265		140,294		99,486	58,039		26,492	103,388	139,566
Depreciation and amortization(2)	552,794		188,480		122,987	65,751		26,966	100,371	48,239
Income tax expense(2)	50,076		2,677		1,532	-		11,658	17,982	16,227
EBITDA(1)	1,741,855		610,036		414,391	220,600		133,486	310,437	52,905
Less EBITDA from discontinued
operations	(279,464)	(3)	640		(138,707)	(48,251)		(86,156)	-	(6,990)
EBITDA from continuing operations	$1,462,391		$610,676	(4)	$275,684	$172,349	(5)	$47,330	$310,437	$45,915	(6)

____________________

See notes on page 66.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2012 and 2011 - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2011
						Retail		Merchandise
	Total		New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,517,994		$727,886		$400,909	$202,701		$118,540	$-	$67,958
Straight-line rent adjustments	26,192		22,636		(2,138)	4,666		(1,261)	-	2,289
Amortization of acquired below-
market leases, net	48,681		33,173		1,597	10,552		-	-	3,359
Total rentals	1,592,867		783,695		400,368	217,919		117,279	-	73,606
Tenant expense reimbursements	237,945		125,921		27,242	71,926		4,988	-	7,868
Cleveland Medical Mart development
project	108,203		-		-	-		108,203	-	-
Fee and other income:
BMS cleaning fees	46,479		66,913		-	-		-	-	(20,434)
Signage revenue	14,746		14,746		-	-		-	-	-
Management and leasing fees	16,660		3,560		9,629	3,068		348	-	55
Lease termination fees	12,478		9,176		3,013	289		-	-	-
Other income	21,450		3,391		15,316	1,172		1,791	-	(220)
Total revenues	2,050,828		1,007,402		455,568	294,374		232,609	-	60,875
Operating expenses	773,331		435,519		142,211	113,167		71,210	-	11,224
Depreciation and amortization	373,380		165,031		96,940	57,472		21,594	-	32,343
General and administrative	154,359		20,409		19,496	20,046		22,659	-	71,749
Cleveland Medical Mart development
project	101,637		-		-	-		101,637	-	-
Acquisition related costs and
tenant buy-outs	22,455		16,558		-	35		3,040	-	2,822
Total expenses	1,425,162		637,517		258,647	190,720		220,140	-	118,138
Operating income (loss)	625,666		369,885		196,921	103,654		12,469	-	(57,263)
Income applicable to Toys	80,794		-		-	-		-	80,794	-
Income (loss) from partially owned
entities	55,035		13,320		(6,038)	1,221		292	-	46,240
Income from Real Estate Fund	25,491		-		-	-		-	-	25,491
Interest and other investment
income, net	95,086		3,169		119	1		1	-	91,796
Interest and debt expense	(394,192)		(114,381)		(85,971)	(53,024)		(23,342)	-	(117,474)
Net gain on disposition of wholly
owned and partially owned assets	7,975		-		-	-		-	-	7,975
Income (loss) before income taxes	495,855		271,993		105,031	51,852		(10,580)	80,794	(3,235)
Income tax expense	(18,548)		(1,637)		(2,055)	(5)		(1,523)	-	(13,328)
Income (loss) from continuing
operations	477,307		270,356		102,976	51,847		(12,103)	80,794	(16,563)
Income (loss) from discontinued
operations	165,706		398		51,274	26,010		88,365	-	(341)
Net income (loss)	643,013		270,754		154,250	77,857		76,262	80,794	(16,904)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(20,643)		(6,815)		-	196		-	-	(14,024)
Net income (loss) attributable to
Vornado Realty L.P.	622,370		263,939		154,250	78,053		76,262	80,794	(30,928)
Interest and debt expense(2)	599,668		132,248		100,017	62,144		32,025	121,546	151,688
Depreciation and amortization(2)	561,738		181,611		118,290	68,294		34,632	101,862	57,049
Income tax expense(2)	42,135		1,644		2,380	5		2,211	29,914	5,981
EBITDA(1)	1,825,911		579,442		374,937	208,496		145,130	334,116	183,790
Less EBITDA from discontinued
operations	(211,539)	(3)	(710)		(60,220)	(40,988)		(109,962)	-	341
EBITDA from continuing operations	$1,614,372		$578,732	(4)	$314,717	$167,508	(5)	$35,168	$334,116	$184,131	(6)

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2012 and 2011 - continued

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

(3)	The following table reconciles income from discontinued operations to EBITDA from discontinued operations.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Income from discontinued operations	$241,024	$165,706
	Interest and debt expense	11,415	17,917
	Depreciation and amortization	14,818	26,916
	Income taxes	12,207	1,000
	EBITDA from discontinued operations	$279,464	$211,539

(4)	The elements of "New York" EBITDA from continuing operations are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Office	$419,054	$399,182
	Retail	135,399	121,136	(a)
	Alexander's	39,477	40,032
	Hotel Pennsylvania	16,746	18,382
	Total New York	$610,676	$578,732

	(a)	The EBITDA for the nine months ended September 30, 2011 is after a $16,558 expense for the buy-out of below-market leases.

(5)	The elements of "Retail Properties" EBITDA from continuing operations are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Strip shopping centers	$125,072	$120,887
	Regional malls	47,277	46,621
	Total Retail properties	$172,349	$167,508

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2012 and 2011 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$4,162	$2,550
	Net unrealized gains	8,384	4,802
	Net realized gains	-	771
	Carried interest	-	1,665
	Total	12,546	9,788
	LNR	46,006	38,569
	555 California Street	31,406	32,608
	Lexington	24,780	27,970
	Other investments	24,954	30,352
		139,692	139,287
	Corporate general and administrative expenses(a)	(66,940)	(62,964)
	Investment income and other, net(a)	28,865	37,284
	Fee income from Alexander's	5,617	5,545
	Loss from the mark-to-market of J.C. Penney derivative position	(53,343)	(27,136)
	Verde Realty impairment loss	(4,936)	-
	Acquisition costs	(4,314)	(2,822)
	Net gain on sale of residential condominiums	1,274	5,884
	Mezzanine loans loss reversal and net gain on disposition	-	82,744
	Net gain resulting from Lexington's stock issuance	-	9,760
	Real Estate Fund placement fees	-	(3,451)
		$45,915	$184,131

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Nine Months
	Ended September 30,
	2012	2011
Region:
New York City metropolitan area	65%	63%
Washington, DC / Northern Virginia metropolitan area	26%	29%
Chicago	4%	3%
California	2%	2%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,078,487,000 for the nine months ended September 30, 2012, compared to $2,050,828,000 in the prior year’s nine months, an increase of $27,659,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions	$6,947		$2,507	$4,440	$-	$-		$-
Development (out of service)	(21,774)		(4,528)	(16,385)	(861)	-		-
Hotel Pennsylvania	313		313	-	-	-		-
Trade Shows	(5,059)		-	-	-	(5,059)		-
Amortization of acquired below-market
leases, net	(9,453)		(9,397)	(60)	(904)	-		908
Leasing activity (see page 49)	327		29,107	(25,985)	4,016	(3,953)		(2,858)
	(28,699)		18,002	(37,990)	2,251	(9,012)		(1,950)

Tenant expense reimbursements:
Acquisitions/development	(9,182)		(3,923)	1,243	(3,815)	-		(2,687)
Operations	(4,476)		(3,137)	1,986	(3,196)	(1,286)		1,157
	(13,658)		(7,060)	3,229	(7,011)	(1,286)		(1,530)

Cleveland Medical Mart development
project	75,811	(1)	-	-	-	75,811	(1)	-

Fee and other income:
BMS cleaning fees	2,958		3,563	-	-	-		(605)
Signage revenue	(494)		(494)	-	-	-		-
Management and leasing fees	(126)		477	153	(428)	(160)		(168)
Lease termination fees	(11,306)		(8,842)	(2,757)	(215)	508		-
Other income	3,173		58	3,530	189	(570)		(34)
	(5,795)		(5,238)	926	(454)	(222)		(807)

Total increase (decrease) in revenues	$27,659		$5,704	$(33,835)	$(5,214)	$65,291		$(4,287)

(1)	This increase in income is offset by an increase in development costs expensed in the period. See note (4) on page 70.

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,483,575,000 for the nine months ended September 30, 2012, compared to $1,425,162,000 in the prior year’s nine months, an increase of $58,413,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail	Merchandise
Increase (decrease) due to:	Total		New York		Washington, DC	Properties	Mart		Other
Operating:
Acquisitions	$2,567		$2,607		$2,647	$-	$-		$(2,687)
Development (out of service)	(6,226)		(392)		(3,458)	(2,376)	-		-
Non-reimbursable expenses, including
bad debt reserves	(13,287)		(4,052)		(60)	(2,943)	(6,232)		-
Hotel Pennsylvania	1,735		1,735		-	-	-		-
Trade Shows	(4,024)		-		-	-	(4,024)		-
BMS expenses	2,418		3,023		-	-	-		(605)
Operations	7,504		9,470		2,583	(3,060)	(1,025)		(464)
	(9,313)		12,391		1,712	(8,379)	(11,281)		(3,756)

Depreciation and amortization:
Acquisitions/development	13,542		(891)		15,162	(729)	-		-
Operations	52		4,251		(4,707)	87	730		(309)
	13,594		3,360		10,455	(642)	730		(309)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	3,765		-		-	-	-		3,765
Real Estate Fund placement fees	(3,451)		-		-	-	-		(3,451)
Operations	(3,531)		1,571		353	(1,243)	(7,782)	(2)	3,570	(3)
	(3,217)		1,571		353	(1,243)	(7,782)		3,884

Cleveland Medical Mart development
project	75,490	(4)	-		-	-	75,490	(4)	-

Acquisition related costs and
tenant buy-outs	(18,141)		(16,558)	(5)	-	(35)	(3,040)		1,492

Total increase (decrease) in expenses	$58,413		$764		$12,520	$(10,299)	$54,117		$1,311

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Primarily from lower payroll costs due to a reduction in workforce.

(3)	Primarily from higher payroll costs and stock based compensation.

(4)	This increase in expense is offset by the increase in development revenue in the period. See note (1) on page 69.

(5)	Represents the buy-out of below-market leases in the prior year.

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Income Applicable to Toys

In the nine months ended September 30, 2012, we recognized net income of $88,696,000 from our investment in Toys, comprised of $81,667,000 for our 32.5% share of Toys’ net income ($99,649,000 before our share of Toys’ income tax expense) and $7,029,000 of management fees.  In the nine months ended September 30, 2011, we recognized net income of $80,794,000 from our investment in Toys, comprised of $74,135,000 for our 32.7% share of Toys’ net income ($104,049,000 before our share of Toys’ income tax expense) and $6,659,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the nine months ended September 30, 2012 and 2011.

	Percentage	For the Nine Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's	32.4%	$24,827	$24,052
Lexington (1)	11.8%	371	10,209
LNR (2)	26.2%	39,319	39,913
India real estate ventures	4.0%-36.5%	(4,526)	(692)
Partially owned office buildings:
280 Park Avenue (acquired in May 2011)	49.5%	(9,267)	(8,645)
Warner Building (3)	55.0%	(7,438)	(15,330)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	5,244	-
330 Madison Avenue	25.0%	2,036	1,440
1101 17th Street	55.0%	1,920	2,094
One Park Avenue (acquired in March 2011)	30.3%	890	(1,347)
West 57th Street Properties	50.0%	732	634
Rosslyn Plaza	43.7%-50.4%	99	2,160
Fairfax Square	20.0%	(85)	7
Other partially owned office buildings	Various	1,587	5,165
Other investments:
Verde Realty Operating Partnership (4)	8.3%	(6,000)	1,204
Independence Plaza Partnership (mezzanine position)
(acquired in June 2011)	51.0%	5,243	1,811
Monmouth Mall	50.0%	1,007	1,588
Downtown Crossing, Boston	50.0%	(872)	(1,156)
Other investments	Various	(1,596)	(8,072)
		$53,491	$55,035

(1)		2011 includes a $9,760 net gain resulting from Lexington's stock issuance.

(2)		2011 includes $8,977 for our share of a tax settlement gain and $6,020 of net gains from asset sales.

(3)		2011 includes $9,022 for our share of expense, primarily for straight-line reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

(4)

In the third quarter of 2012, we converted our 2,015,151 units in Verde Realty Operating Partnership into 2,015,151 common shares of Verde Realty ("Verde"). Pursuant to a merger agreement which was approved by Verde shareholders on September 14, 2012, we accepted an offer to receive cash of $13.85 per share, or $27,910 in the aggregate; accordingly, we recognized a $4,936 impairment loss in the third quarter.

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the nine months ended September 30, 2012 and 2011.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2012	2011
Operating income	$4,035	$3,197
Net realized gain	-	3,085
Net unrealized gains	33,537	19,209
Income from Real Estate Fund	37,572	25,491
Less (income) attributable to noncontrolling interests	(25,026)	(15,703)
Income from Real Estate Fund attributable to Vornado (1)	$12,546	$9,788
___________________________________

(1)

Excludes management, leasing and development fees of $2,025 and $1,803 for the nine months ended September 30, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised primarily of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable and other interest and dividend income) was a loss of  $22,984,000 in the nine months ended September 30, 2012, compared to income of $95,086,000 in the prior year’s nine months, a decrease in income of $118,070,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loan loss reversal and net gain on disposition in 2011	$(82,744)
J.C. Penney derivative position ($53,343 mark-to-market loss in 2012, compared to a $27,136
mark-to-market loss in 2011)	(26,207)
Lower dividends and interest on marketable securities	(11,848)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	3,765
Other, net	(1,036)
$(118,070)

Interest and Debt Expense

Interest and debt expense was $377,600,000 in the nine months ended September 30, 2012, compared to $394,192,000 in the prior year’s nine months, a decrease of $16,592,000.  This decrease was primarily due to (i) $19,175,000 from the redemption of exchangeable senior debentures and repayment of convertible senior debentures due to Vornado in April 2012 and November 2011, respectively, (ii) $8,871,000 from the refinancing of 350 Park Avenue in January 2012 (of which $5,414,000 was due to a lower rate and $3,457,000 was due to a lower outstanding loan balance), and (iii) $7,884,000 of capitalized interest, partially offset by (iv) $15,136,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011 and (v) $4,331,000 from the refinancing of 100 West 33rd Street in March 2012.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $4,856,000 in the nine months ended September 30, 2012, compared to $7,975,000, in the prior year’s nine months and resulted primarily from the sale of marketable securities and residential condominiums.

Income Tax Expense

Income tax expense was $17,319,000 in the nine months ended September 30, 2012, compared to $18,548,000 in the prior year’s nine months, a decrease of $1,229,000.  This decrease resulted primarily from the true-up of estimated tax liabilities of our taxable REIT subsidiaries.

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Total revenues	$112,585	$160,747
Total expenses	81,508	130,571
	31,077	30,176
Net gains on sale of real estate	203,801	51,623
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	19,657	-
Impairment losses	(13,511)	-
Net gain on extinguishment of High Point debt	-	83,907
Income from discontinued operations	$241,024	$165,706

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $30,928,000 in the nine months ended September 30, 2012, compared to $20,643,000 in the prior year’s nine months, an increase of $10,285,000.  This increase resulted primarily from a $9,323,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $65,337,000 in the nine months ended September 30, 2012, compared to $58,722,000 in the prior year’s nine months, an increase of $6,615,000.  This increase resulted from the issuance of $246,000,000 of 6.875% Series J cumulative redeemable preferred units in April 2011 and $300,000,000 of 5.70% of Series K cumulative redeemable preferred units in July 2012, partially offset by the redemption of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012 and the redemption of $75,000,000 of 7.0% Series E cumulative redeemable preferred units in August 2012.

Discount on Preferred Unit Redemption

In the nine months ended September 30, 2012, we recognized a $11,700,000 discount from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units, compared to a $5,000,000 discount in the prior year’s nine months from the redemption of Series D-11 cumulative redeemable preferred units.

Results of Operations – Nine Months Ended September 30, 2012 Compared to September 30, 2011 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the nine months ended September 30, 2012	$610,036	$414,391	$220,600	$133,486
Add-back: non-property level overhead
expenses included above	21,980	19,849	18,803	14,877
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(39,254)	(140,744)	(54,537)	(86,904)
GAAP basis same store EBITDA for the nine months
ended September 30, 2012	592,762	293,496	184,866	61,459
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(73,249)	(4,754)	(11,259)	(580)
Cash basis same store EBITDA for the nine months
ended September 30, 2012	$519,513	$288,742	$173,607	$60,879

EBITDA for the nine months ended September 30, 2011	$579,442	$374,937	$208,496	$145,130
Add-back: non-property level overhead
expenses included above	20,409	19,496	20,046	22,659
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(20,536)	(78,976)	(42,603)	(108,006)
GAAP basis same store EBITDA for the nine months
ended September 30, 2011	579,315	315,457	185,939	59,783
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(67,404)	(8,332)	(11,426)	1,261
Cash basis same store EBITDA for the nine months
ended September 30, 2011	$511,911	$307,125	$174,513	$61,044

Increase (decrease) in GAAP basis same store EBITDA for
the nine months ended September 30, 2012 over the
nine months ended September 30, 2011	$13,447	$(21,961)	$(1,073)	$1,676

Increase (decrease) in Cash basis same store EBITDA for
the nine months ended September 30, 2012 over the
nine months ended September 30, 2011	$7,602	$(18,383)	$(906)	$(165)

% increase (decrease) in GAAP basis same store EBITDA	2.3%	(7.0%)	(0.6%)	2.8%

% increase (decrease) in Cash basis same store EBITDA	1.5%	(6.0%)	(0.5%)	(0.3%)

SUPPLEMENTAL INFORMATION

Reconciliation of EBITDA to Same Store EBITDA - Three Months Ended September 30, 2012 vs. June 30, 2012

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2012, compared to the three months ended June 30, 2012.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended September 30, 2012	$206,663	$217,567	$73,505	$44,942
Add-back: non-property level overhead expenses
included above	6,739	6,668	6,103	4,120
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(9,119)	(128,541)	(17,346)	(32,205)
GAAP basis same store EBITDA for the three months
ended September 30, 2012	204,283	95,694	62,262	16,857
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(24,728)	(1,943)	(3,830)	171
Cash basis same store EBITDA for the three months
ended September 30, 2012	$179,555	$93,751	$58,432	$17,028

EBITDA for the three months ended June 30, 2012(1)	$210,421	$96,312	$76,352	$10,939
Add-back: non-property level overhead expenses
included above	6,654	6,231	6,367	4,848
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(8,239)	(4,743)	(20,543)	6,448
GAAP basis same store EBITDA for the three months
ended June 30, 2012	208,836	97,800	62,176	22,235
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(30,345)	(1,883)	(4,313)	(83)
Cash basis same store EBITDA for the three months
ended June 30, 2012	$178,491	$95,917	$57,863	$22,152

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended September 30, 2012 over the
three months ended June 30, 2012	$(4,553)	$(2,106)	$86	$(5,378)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended September 30, 2012 over the
three months ended June 30, 2012	$1,064	$(2,166)	$569	$(5,124)

% (decrease) increase in GAAP basis same store EBITDA	(2.2%)	(2.2%)	0.1%	(24.2%)

% increase (decrease) in Cash basis same store EBITDA	0.6%	(2.3%)	1.0%	(23.1%)

(1)	Below is the reconciliation of net income to EBITDA for the three months ended June 30, 2012.
			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
Net income attributable to Vornado Realty L.P. for the three months
ended June 30, 2012	$99,231	$23,073	$34,119	$(8,888)
Interest and debt expense	46,413	32,549	20,102	8,786
Depreciation and amortization	63,664	39,656	22,131	9,826
Income tax expense	1,113	1,034	-	1,215
EBITDA for the three months ended June 30, 2012	$210,421	$96,312	$76,352	$10,939

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded commitments of $314,371,000 for acquisitions, including $78,592,750 from us.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Details of our 2012 Investing and Financing Activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition on page 45.

Cash Flows for the Nine Months Ended September 30, 2012

Our cash and cash equivalents were $465,884,000 at September 30, 2012, a $140,669,000 decrease over the balance at December 31, 2011.  Our consolidated outstanding debt was $9,810,578,000 at September 30, 2012, a $258,725,000 decrease over the balance at December 31, 2011.  As of September 30, 2012 and December 31, 2011, $600,000,000 and $138,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2012 and 2013, $19,427,000 and $1,130,353,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using a portion of our $2,365,884,000 of available capacity (comprised of $465,884,000 of cash and cash equivalents and $1,900,000,000 of availability under our revolving credit facilities).

Cash flows provided by operating activities of $510,646,000 was comprised of (i) net income of $602,648,000, (ii) return of capital from Real Estate Fund investments of $61,052,000, (iii) distributions of income from partially owned entities of $59,322,000, and (iv) $14,489,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, partially offset by (v) the net change in operating assets and liabilities of $226,865,000, including $163,307,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $34,012,000 was comprised of (i) $408,856,000 of proceeds from sales of real estate and related investments, (ii) $89,850,000 from the return of the J.C. Penney derivative collateral,  (iii) $58,460,000 of proceeds from the sale of marketable securities, (iv) $52,504,000 of proceeds from the sale of the Canadian Trade Shows, (v) $26,665,000 of capital distributions from partially owned entities, (vi) $13,123,000 of proceeds from the repayment of loan to officer, and (vii) $2,379,000 of proceeds from repayments of mezzanine loans, partially offset by (viii) $138,060,000 of additions to real estate, (ix) $121,117,000 for the funding of the J.C. Penney derivative collateral, (x) $116,264,000 of investments in partially owned entities, (xi) $106,502,000 of development costs and construction in progress, (xii) $73,069,000 of acquisitions of real estate and other, and (xiii) $62,813,000 of changes in restricted cash.

Net cash used in financing activities of $685,327,000 was comprised of (i) $2,070,295,000 for the repayments of borrowings, (ii) $384,353,000 of distributions to Vornado, (iii) $243,300,000 for purchases of outstanding preferred units, (iv) $80,994,000 of distributions to redeemable security holders and noncontrolling interests, (v) $54,034,000 of distributions to preferred unitholders, (vi) $30,034,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, and (vii) $17,417,000 of debt issuance and other costs, partially offset by (viii) $1,773,000,000 of proceeds from borrowings, (ix) $291,144,000 of proceeds from the issuance of preferred units, (x) $120,746,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $10,210,000 of proceeds from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the nine months ended September 30, 2012

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital expenditures include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$37,829	$17,925	$10,758	$2,497	$3,140	$3,509
Tenant improvements	150,099	55,628	41,874	6,682	45,915	-
Leasing commissions	48,900	21,536	10,607	1,971	14,786	-
Non-recurring capital expenditures	5,227	4,240	-	-	-	987
Total capital expenditures and leasing
commissions (accrual basis)	242,055	99,329	63,239	11,150	63,841	4,496
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	74,087	35,008	11,811	6,868	15,905	4,495
Expenditures to be made in future
periods for the current period	(157,152)	(66,954)	(38,221)	(5,731)	(46,246)	-
Total capital expenditures and leasing
commissions (cash basis)	$158,990	$67,383	$36,829	$12,287	$33,500	$8,991

Tenant improvements and leasing commissions:
Per square foot per annum	$4.62	$5.43	$5.18	$1.05	$5.72 (1)	$-
Percentage of initial rent	11.0%	8.5%	12.9%	5.4%	16.4%	-

(1)	Includes $6.50 per square foot per annum of tenant improvements and leasing commissions in connection with a 572,000 square foot lease.

Development and Redevelopment Expenditures in the nine months ended September 30, 2012

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Crystal Square 5	$12,773	$-	$12,773	$-	$-	$-
1290 Avenue of the Americas	11,613	11,613	-	-	-	-
510 Fifth Avenue	10,203	10,203	-	-	-	-
Bergen Town Center	9,881	-	-	9,881	-	-
Springfield Mall	8,801	-	-	8,801	-	-
Marriott Marquis Times Square - retail
and signage	5,970	5,970	-	-	-	-
Beverly Connection	5,539	-	-	5,539	-	-
Amherst, New York	3,439	-	-	3,439	-	-
1851 South Bell Street (1900 Crystal Drive)	2,840	-	2,840	-	-	-
Crystal Plaza 5	2,021	-	2,021	-	-	-
Poughkeepsie, New York	1,529	-	-	1,529	-	-
Crystal City Hotel	1,479	-	1,479	-	-	-
Green Acres Mall	1,205	-	-	1,205	-	-
Other	29,209	9,581	6,216	5,540	20	7,852
	$106,502	$37,367	$25,329	$35,934	$20	$7,852

As of September 30, 2012, the estimated costs to complete the above projects are approximately $707,000,000.  In addition, we plan to redevelop our 220 Central Park South property into a new residential tower.  The estimated cost of this project is approximately $425,000,000, which is expected to be substantially funded by project financing. There can be no assurance that these projects will commence, or, if commenced, be completed on schedule or within budget.

Liquidity and Capital Resources – continued

Cash Flows for the Nine Months Ended September 30, 2011

Our cash and cash equivalents were $585,183,000 at September 30, 2011, a $105,606,000 decrease over the balance at December 31, 2010.  This decrease was primarily due to cash flows from financing activities, partially offset by cash flows from operating activities, as discussed below.

Cash flows provided by operating activities of $566,671,000 was comprised of (i) net income of $643,013,000 and (ii) distributions of income from partially owned entities of $75,612,000, partially offset by (iii) $7,148,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, and (iv) the net change in operating assets and liabilities of $144,806,000, including $97,785,000 related to Real Estate Fund investments.

Net cash used in investing activities of $1,675,000 was comprised of (i) $440,865,000 of investments in partially owned entities, (ii) $109,963,000 of additions to real estate, (iii) $52,816,000 of development costs and construction in progress, (iv) $44,215,000 of investments in mezzanine loans receivable and other, and (v) $33,850,000 for the funding of J.C. Penney derivative collateral, partially offset by (vi) $274,283,000 of capital distributions from partially owned entities, (vii) $135,762,000 of proceeds from sales of real estate and related investments, (viii) changes in restricted cash of $121,463,000, (ix) $100,525,000 of proceeds from sales and repayments of mezzanine loans, (x) $28,700,000 from the return of the J.C. Penney derivative collateral and (xi) $19,301,000 of proceeds from sales of marketable securities.

Net cash used in financing activities of $670,602,000 was comprised of (i) $2,666,610,000 for the repayments of borrowings, (ii) $381,382,000 of distributions to Vornado, (iii) $77,330,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $43,675,000 of distributions to preferred unitholders, (v) $28,614,000 of debt issuance and other costs, (vi) $28,000,000 for the purchase of outstanding preferred units, and (vii) $747,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (viii) $2,184,167,000 of proceeds from borrowings, (ix) $239,037,000 of proceeds from the issuance of Series J preferred units, (x) $109,605,000 of contributions from noncontrolling interests in consolidated subsidiaries and (xi) $22,947,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the nine months ended September 30, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$31,347	$12,355	$8,760	$4,168	$3,495	$2,569
Tenant improvements	82,537	48,105	18,671	4,734	10,705	322
Leasing commissions	23,762	16,567	4,182	1,315	1,575	123
Non-recurring capital expenditures	17,044	15,195	-	-	-	1,849
Total capital expenditures and leasing
commissions (accrual basis)	154,690	92,222	31,613	10,217	15,775	4,863
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	69,717	32,564	11,363	8,268	11,993	5,529
Expenditures to be made in future
periods for the current period	(97,374)	(59,499)	(17,794)	(5,726)	(9,711)	(4,644)
Total capital expenditures and leasing
commissions (cash basis)	$127,033	$65,287	$25,182	$12,759	$18,057	$5,748

Tenant improvements and leasing commissions:
Per square foot per annum	$3.59	$5.16	$4.38	$0.65	$3.53	$-
Percentage of initial rent	8.6%	8.5%	10.9%	3.0%	10.6%	-

Development and Redevelopment Expenditures in the nine months ended September 30, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Bergen Town Center	$17,145	$-	$-	$17,145	$-	$-
Green Acres Mall	3,443	-	-	3,443	-	-
510 Fifth Avenue	2,367	2,367	-	-	-	-
West End 25	1,897	-	1,897	-	-	-
North Bergen, New Jersey	1,746	-	-	1,746	-	-
Crystal City Hotel	1,556	-	1,556	-	-	-
Crystal Square	1,502	-	1,502	-	-	-
Crystal Plaza 5	1,346	-	1,346	-	-	-
Poughkeepsie, New York	936	-	-	936	-	-
Other	20,878	4,203	7,249	3,890	412	5,124
	$52,816	$6,570	$13,550	$27,160	$412	$5,124

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any losses incurred by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $267,090,000.

At September 30, 2012, $22,576,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of September 30, 2012, our subsidiaries have funded $1,100,000 of the commitment.

As of September 30, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $244,463,000.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.  Stop & Shop’s appeal of that ruling was heard on October 18, 2012, and a decision has not yet been issued.

As of September 30, 2012, we have a $46,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $46,400,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2012				2011
			Weighted	Effect of 1%		Weighted
	September 30,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,221,239		2.21%	$22,212	$1,881,948	2.35%
Fixed rate	7,589,339		5.45%	-	8,187,355	5.55%
	$9,810,578		4.72%	22,212	$10,069,303	4.95%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$368,747		2.66%	3,687	$284,372	2.85%
Variable rate – Toys	638,646		5.95%	6,386	706,301	4.83%
Fixed rate (including $1,124,610 and
$1,270,029 of Toys debt in 2012 and 2011)	3,041,715	(1)	6.97%	-	3,208,472	6.96%
	$4,049,108		6.42%	10,073	$4,199,145	6.32%
Total change in annual net income				$32,285
Per Class A unit - diluted				$0.16

(1)	Excludes $21.6 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2012, we have one interest rate cap with a principal amount of $60,000,000 and an interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.21% at September 30, 2012) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of September 30, 2012, we have investments in mezzanine loans with an aggregate carrying amount of $54,793,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of September 30, 2012, the estimated fair value of our consolidated debt was $9,976,000,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. In the three and nine months ended September 30, 2012, we recognized income of $4,344,000 and a loss of $53,343,000 from derivative instruments, compared to losses of $37,537,000 and $27,136,000, respectively, for the three and nine months ended September 30, 2011.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of the Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, such disclosure controls and procedures were effective.

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

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  A motion by Stop & Shop to dismiss the new action was denied on July 19, 2012.  Stop & Shop’s appeal of that ruling was heard on October 18, 2012, and a decision has not yet been issued.

As of September 30, 2012, we have a $46,400,000 receivable from Stop & Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  As a result of Stop & Shop appealing the Court’s decision, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $46,400,000.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we issued 4,436 Class A units to Vornado in connection with Vornado’s issuance of 4,436 common shares upon the redemption of Class A units held by third parties. The Class A units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2012, we issued 12,000,000 5.70% Series K Preferred Units, liquidation preference $25.00 per unit (“Series K Preferred Units”), to Vornado in connection with Vornado’s public offering of 12,000,000 5.70% Series K Preferred Shares.  The Series K Preferred Units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.   Mine Safety Disclosures

        Not applicable.

Item 5.   Other Information

        On October 30, 2012, Mr. Anthony W. Deering resigned from Vornado’s Board of Trustees for personal reasons, effective as of December 31, 2012.  Mr. Deering stated that he had no disagreements with Vornado, its Board of Trustees or its management.

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 7, 2012	By:	/s/ Joseph Macnow

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