Form 10-Q
period 2013-06-30
VORNADO REALTY LP
filed 2013-08-09
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$4,209,969	$4,797,773
Buildings and improvements	12,302,151	12,476,372
Development costs and construction in progress	997,381	920,357
Leasehold improvements and equipment	127,491	130,077
Total	17,636,992	18,324,579
Less accumulated depreciation and amortization	(3,246,837)	(3,084,700)
Real estate, net	14,390,155	15,239,879
Cash and cash equivalents	781,655	960,319
Restricted cash	312,071	183,256
Marketable securities	402,935	398,188
Tenant and other receivables, net of allowance for doubtful accounts of $25,963 and $37,674	140,938	195,718
Investments in partially owned entities	1,031,644	1,226,256
Investment in Toys "R" Us	417,764	478,041
Real Estate Fund investments	622,124	600,786
Mortgage and mezzanine loans receivable	175,699	225,359
Receivable arising from the straight-lining of rents, net of allowance of $4,307 and $3,165	790,358	760,310
Deferred leasing and financing costs, net of accumulated amortization of $251,202 and $224,453	412,695	407,500
Identified intangible assets, net of accumulated amortization of $365,854 and $346,664	289,110	406,358
Assets related to discontinued operations	63,573	602,000
Other assets	502,510	381,079
	$20,333,231	$22,065,049

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable	$8,582,573	$8,663,326
Senior unsecured notes	1,358,182	1,358,008
Revolving credit facility debt	83,982	1,170,000
Accounts payable and accrued expenses	393,362	484,746
Deferred revenue	486,901	596,067
Deferred compensation plan	111,093	105,200
Deferred tax liabilities	15,369	15,305
Liabilities related to discontinued operations	2,677	423,163
Other liabilities	436,877	400,938
Total liabilities	11,471,016	13,216,753
Commitments and contingencies
Redeemable partnership units:
Class A units - 11,345,667 and 11,215,682 units outstanding	939,988	898,152
Series D cumulative redeemable preferred units - 1 and 1,800,001 units outstanding	1,000	46,000
Total redeemable partnership units	940,988	944,152
Equity:
Partners' capital	8,475,241	8,443,156
Earnings less than distributions	(1,471,643)	(1,573,275)
Accumulated other comprehensive income (loss)	132,894	(18,946)
Total Vornado Realty L.P. equity	7,136,492	6,850,935
Noncontrolling interests in consolidated subsidiaries	784,735	1,053,209
Total equity	7,921,227	7,904,144
	$20,333,231	$22,065,049

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2013	2012	2013	2012

REVENUES:
Property rentals	$545,194	$517,233	$1,079,050	$1,026,726
Tenant expense reimbursements	75,659	71,409	152,415	141,906
Cleveland Medical Mart development project	16,990	56,304	29,133	111,363
Fee and other income	48,015	33,037	145,239	66,315
Total revenues	685,858	677,983	1,405,837	1,346,310
EXPENSES:
Operating	261,080	243,485	520,953	489,462
Depreciation and amortization	135,486	128,372	277,570	259,767
General and administrative	54,323	46,832	108,905	102,122
Cleveland Medical Mart development project	15,151	53,935	26,525	106,696
Acquisition related costs	3,350	2,559	3,951	3,244
Total expenses	469,390	475,183	937,904	961,291
Operating income	216,468	202,800	467,933	385,019
(Loss) income applicable to Toys "R" Us	(36,861)	(19,190)	(35,102)	97,281
Income from partially owned entities	1,472	12,563	22,238	32,223
Income from Real Estate Fund	34,470	20,301	51,034	32,063
Interest and other investment income (loss), net	26,416	(49,172)	(22,658)	(33,507)
Interest and debt expense	(121,762)	(124,320)	(243,650)	(254,379)
Net gain (loss) on disposition of wholly owned and
partially owned assets	1,005	4,856	(35,719)	4,856
Income before income taxes	121,208	47,838	204,076	263,556
Income tax expense	(2,877)	(7,479)	(3,950)	(14,304)
Income from continuing operations	118,331	40,359	200,126	249,252
Income from discontinued operations	63,990	17,869	271,122	89,240
Net income	182,321	58,228	471,248	338,492
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(14,930)	(14,721)	(26,216)	(24,318)
Net income attributable to Vornado Realty L.P.	167,391	43,507	445,032	314,174
Preferred unit distributions	(20,716)	(21,660)	(43,204)	(43,321)
Preferred unit redemptions	8,100	-	(1,130)	-
NET INCOME attributable to Class A unitholders	$154,775	$21,847	$400,698	$270,853

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations	$0.46	$0.02	$0.65	$0.92
Income from discontinued operations	0.32	0.09	1.37	0.45
Net income per Class A unit	$0.78	$0.11	$2.02	$1.37
Weighted average units outstanding	197,569	197,131	197,466	196,997

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations	$0.46	$0.02	$0.64	$0.91
Income from discontinued operations	0.32	0.09	1.37	0.45
Net income per Class A unit	$0.78	$0.11	$2.01	$1.36
Weighted average units outstanding	198,665	198,112	198,522	198,098

DISTRIBUTIONS PER CLASS A UNIT	$0.73	$0.69	$1.46	$1.38

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012

Net income	$182,321	$58,228	$471,248	$338,492
Other comprehensive income (loss):
Change in unrealized net gain (loss) on
available-for-sale securities	20,348	(233,218)	169,138	(220,525)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(19,707)	(4,310)	(23,354)	(26,254)
Change in value of interest rate swap	12,037	(8,388)	14,560	(6,002)
Other	(3)	496	530	373
Comprehensive income (loss)	194,996	(187,192)	632,122	86,084
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(14,930)	(14,721)	(26,216)	(24,318)
Comprehensive income (loss) attributable to Vornado Realty L.P.	$180,066	$(201,913)	$605,906	$61,766

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	314,174	-	24,318	338,492
Net income attributable to redeemable
partnership units	-	-	-	-	(24,355)	-	-	(24,355)
Distributions to Vornado	-	-	-	-	(256,119)	-	-	(256,119)
Distributions to preferred unitholders	-	-	-	-	(35,574)	-	-	(35,574)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	303	24,976	-	-	-	24,976
Under Vornado's Omnibus Share plan	-	-	412	8,816	(16,389)	-	-	(7,573)
Under Vornado's dividend reinvestment plan	-	-	10	843	-	-	-	843
Contributions:
Real Estate Fund	-	-	-	-	-	-	108,319	108,319
Other	-	-	-	-	-	-	30	30
Distributions:
Real Estate Fund	-	-	-	-	-	-	(44,910)	(44,910)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	7	8,484	(339)	-	-	8,145
Change in unrealized net loss on
available-for-sale securities	-	-	-	-	-	(220,525)	-	(220,525)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(26,254)	-	(26,254)
Change in value of interest rate swap	-	-	-	-	-	(6,002)	-	(6,002)
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(110,581)	-	-	-	(110,581)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	15,894	-	15,894
Other	-	-	-	-	2	373	(3)	372
Balance, June 30, 2012	42,185	$1,021,555	185,815	$7,067,274	$(1,420,304)	$(162,785)	$767,885	$7,273,625

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

						Accumulated
(Amounts in thousands)			Class A Units		Earnings	Other	Non-
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	controlling	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,202,878	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income	-	-	-	-	445,032	-	26,216	471,248
Net income attributable to redeemable
partnership units	-	-	-	-	(23,916)	-	-	(23,916)
Distributions to Vornado	-	-	-	-	(272,825)	-	-	(272,825)
Distributions to preferred unitholders	-	-	-	-	(42,070)	-	-	(42,070)
Issuance of Series L preferred units	12,000	290,536	-	-	-	-	-	290,536
Redemption of Series F and Series H
preferred units	(10,500)	(253,269)	-	-	-	-	-	(253,269)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	180	14,980	-	-	-	14,980
Under Vornado's Omnibus Share plan	-	-	62	3,567	-	-	-	3,567
Under Vornado's dividend reinvestment plan	-	-	11	903	-	-	-	903
Contributions:
Real Estate Fund	-	-	-	-	-	-	18,781	18,781
Other	-	-	-	-	-	-	15,186	15,186
Distributions:
Real Estate Fund	-	-	-	-	-	-	(43,145)	(43,145)
Other	-	-	-	-	-	-	(120,051)	(120,051)
Conversion of Series A preferred units to
Class A units	(2)	(90)	3	90	-	-	-	-
Deferred compensation units and options	-	-	-	4,786	(305)	-	-	4,481
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	-	169,138	-	169,138
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(23,354)	-	(23,354)
Change in value of interest rate swap	-	-	-	-	-	14,560	-	14,560
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(29,393)	-	-	-	(29,393)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(9,034)	-	(9,034)
Preferred unit redemptions	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially owned entity	-	-	-	-	-	-	(165,427)	(165,427)
Other	-	-	-	(25)	(3,154)	530	(34)	(2,683)
Balance, June 30, 2013	52,683	$1,277,455	186,991	$7,197,786	$(1,471,643)	$132,894	$784,735	$7,921,227

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$471,248	$338,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	289,643	285,617
Net gains on sale of real estate	(267,994)	(72,713)
Return of capital from Real Estate Fund investments	56,664	-
Net unrealized gain on Real Estate Fund investments	(47,109)	(27,979)
Other non-cash adjustments	42,339	20,993
Non-cash impairment loss on J.C. Penney common shares	39,487	-
Net loss (gain) on disposition of wholly owned and partially owned assets	35,719	(4,856)
Straight-lining of rental income	(32,730)	(43,124)
Amortization of below-market leases, net	(28,511)	(26,457)
Distributions of income from partially owned entities	23,774	34,613
Loss from the mark-to-market of J.C. Penney derivative position	13,475	57,687
Equity in net loss (income) of partially owned entities, including Toys “R” Us	12,864	(129,504)
Impairment losses	4,007	13,511
Changes in operating assets and liabilities:
Real Estate Fund investments	(30,893)	(85,867)
Accounts receivable, net	53,821	(8,971)
Prepaid assets	(104,149)	(100,012)
Other assets	(35,570)	(18,582)
Accounts payable and accrued expenses	(50,690)	25,940
Other liabilities	(595)	5,076
Net cash provided by operating activities	444,800	263,864

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	648,167	370,037
Distributions of capital from partially owned entities	281,991	17,963
Proceeds from the sale of LNR	240,474	-
Proceeds from sales of marketable securities	160,715	58,460
Additions to real estate	(113,060)	(83,368)
Funding of J.C. Penney derivative collateral	(98,447)	(70,000)
Development costs and construction in progress	(85,550)	(58,069)
Return of J.C. Penney derivative collateral	85,450	24,950
Investments in partially owned entities	(59,472)	(57,237)
Acquisitions of real estate and other	(53,992)	(32,156)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	47,950	1,994
Restricted cash	16,596	(14,658)
Investment in mortgage and mezzanine loans receivable and other	(137)	(145)
Proceeds from the repayment of loan to officer	-	13,123
Net cash provided by investing activities	1,070,685	170,894

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,800,441)	$(1,507,220)
Proceeds from borrowings	1,583,357	1,225,000
Purchases of outstanding preferred units	(299,400)	-
Proceeds from the issuance of preferred units	290,536	-
Distributions to Vornado	(272,825)	(256,119)
Distributions to redeemable security holders and noncontrolling interests	(181,510)	(69,367)
Distributions to preferred unitholders	(42,451)	(35,576)
Contributions from noncontrolling interests in consolidated subsidiaries	33,967	108,349
Debt issuance and other costs	(9,520)	(14,648)
Proceeds received from exercise of Vornado stock options	4,470	9,667
Repurchase of Class A units related to stock compensation agreements and/or related
tax withholdings	(332)	(30,034)
Net cash used in financing activities	(1,694,149)	(569,948)
Net decrease in cash and cash equivalents	(178,664)	(135,190)
Cash and cash equivalents at beginning of period	960,319	606,553
Cash and cash equivalents at end of period	$781,655	$471,363

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $17,492 and $361	$235,588	$251,434
Cash payments for income taxes	$4,732	$6,494

Non-Cash Investing and Financing Activities:
Change in unrealized net gain (loss) on available-for-sale securities	$169,138	$(220,525)
Adjustments to carry redeemable Class A units at redemption value	(29,393)	(110,581)
Class A units issued upon redemption of redeemable Class A units, at redemption value	14,980	24,976
Decrease in assets and liabilities resulting from the deconsolidation of Independence Plaza:
Real estate, net	(852,166)	-
Notes and mortgages payable	(322,903)	-
Cash restricted for like kind exchange of real estate	(155,810)	-
L.A. Mart seller financing	-	35,000
Write-off of fully depreciated assets	(47,598)	(131,770)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at June 30, 2013.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

3.    Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2013-02”) to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“Topic 220”).  ASU 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety.  The adoption of this update as of January 1, 2013, did not have a material impact on our consolidated financial statements, but resulted in additional disclosures (see Note 13 - Accumulated Other Comprehensive Income).

In June 2013, the FASB issued an update (“ASU 2013-08”) to ASC Topic 946, Financial Services - Investment Companies (“Topic 946”).  ASU 2013-08 amends the guidance in Topic 946 for determining whether an entity qualifies as an investment company and requires certain additional disclosures.  ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  We are currently evaluating the impact, if any, of ASU 2013-08 on our real estate fund and our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.     Vornado Capital Partners Real Estate Fund (the “Fund”)

We are the general partner and investment manager of our $800,000,000 Fund, to which we committed $200,000,000.  The Fund has an eight-year term and a three-year investment period which ended in July 2013.  During the investment period, the Fund was our exclusive investment vehicle for all investments that fit within its investment parameters, as defined.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

At June 30, 2013, the Fund had ten investments with an aggregate fair value of $622,124,000, or $114,751,000 in excess of cost, and had remaining unfunded commitments of $246,582,000, of which our share was $61,645,000.  Below is a summary of income from the Fund for the three and six months ended June 30, 2013 and 2012.

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net investment income (loss)	$877	$(834)	$3,925	$4,084
Net unrealized gains	33,593	21,135	47,109	27,979
Income from Real Estate Fund	34,470	20,301	51,034	32,063
Less (income) attributable to noncontrolling interests	(14,359)	(12,306)	(23,899)	(20,239)
Income from Real Estate Fund attributable to Vornado (1)	$20,111	$7,995	$27,135	$11,824
___________________________________

(1)

Excludes management, leasing and development fees of $827 and $717 for the three months ended June 30, 2013 and 2012, respectively, and $1,676 and $1,420 for the six months ended June 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Mortgage and Mezzanine Loans Receivable

As of June 30, 2013 and December 31, 2012, the carrying amount of mortgage and mezzanine loans receivable was $175,699,000 and $225,359,000, respectively.  These loans have a weighted average interest rate of 10.8% and 10.3% at June 30, 2013 and December 31, 2012, respectively, and have maturities ranging from August 2014 to May 2016.

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

On April 17, 2013, a $50,091,000 mezzanine loan that was scheduled to mature in August 2015, was repaid.  In connection therewith, we received net proceeds of $55,358,000, including prepayment penalties, which resulted in income of $5,267,000, included in “interest and other investment income (loss)” on our consolidated statement of income.

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

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

On March 4, 2013, we sold 10,000,000 J.C. Penney common shares at a price of $16.03 per share, or $160,300,000 in the aggregate, resulting in a net loss of $36,800,000, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statement of income.  In addition, in the first quarter of 2013, we wrote down the remaining 8,584,010 J.C. Penney common shares we own to fair value and recorded a $39,487,000 impairment loss, which is included in “interest and other investment income (loss), net” on our consolidated statement of income.

As of June 30, 2013, we own an economic interest in 13,400,000 J.C. Penney common shares, or 6.1% of its outstanding common shares.  Below are the details of our investment.

We own 8,584,010 common shares at a GAAP cost of $15.11, per share, or $129,704,000 in the aggregate.  As of June 30, 2013, these shares have an aggregate fair value of $146,615,000, based on J.C. Penney’s closing share price of $17.08 per share.

We also own an economic interest in 4,815,990 common shares through a forward contract at a weighted average strike price of $29.27 per share, or $140,947,000 in the aggregate.  The forward contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 8, 2022. The counterparty may accelerate settlement, in whole or in part, on October 8, 2014, or any anniversary thereof, or in the event we were to receive a credit downgrade.  The forward contract strike price per share increases at an annual rate of LIBOR plus 95 basis points during the first two years of the contract and LIBOR plus 80 basis points thereafter.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains and losses from the mark-to-market of the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statements of income.  In the three and six months ended June 30, 2013, we recognized income of $9,065,000 and a loss of $13,475,000, respectively, from the mark-to-market of the underlying common shares, and as of June 30, 2013, have funded $69,377,000 in connection with this derivative position.  In the three and six months ended June 30, 2012, we recognized losses of $58,732,000 and $57,687,000, respectively, from the mark-to-market of the underlying common shares.

As of June 30, 2013, the aggregate economic net loss on our investment in J.C. Penney, including shares sold, was $201,119,000.

Investment in Lexington Realty Trust (“Lexington”) (NYSE: LXP)

From the inception of our investment in Lexington in 2008, until the first quarter of 2013, we accounted for that investment under the equity method because of our ability to exercise significant influence over Lexington’s operating and financial policies.  As a result of Lexington’s common share issuances, our ownership interest has been reduced over time from approximately 17.2% to 8.8% at March 31, 2013.  In the first quarter of 2013, we concluded that we no longer have the ability to exercise significant influence over Lexington’s operating and financial policies, and began accounting for this investment as a marketable equity security – available for sale, in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.

Below is a summary of our marketable securities portfolio as of June 30, 2013 and December 31, 2012.

(Amounts in thousands)	As of June 30, 2013			As of December 31, 2012
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington	$215,718	$72,549	$143,169	$-	$-	$-
J.C. Penney	146,615	129,704	16,911	366,291	366,291	-
Other	40,602	12,112	28,490	31,897	12,465	19,432
	$402,935	$214,365	$188,570	$398,188	$378,756	$19,432

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2013, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.

In the fourth quarter of 2012, we recorded a $40,000,000 non-cash impairment loss on our investment in Toys and disclosed, that if current facts don’t change, our share of Toys’ undistributed income, which in accordance with the equity method of accounting, would increase the carrying amount of our investment above fair value, would require an offsetting impairment loss.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount.

As of June 30, 2013, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $146,215,000.  This basis difference resulted primarily from the non-cash impairment losses aggregating $118,542,000 that were recognized in 2012 and 2013.  We have allocated the basis difference to Toys' intangible assets (primarily trade names and trademarks).  The basis difference is not being amortized and will be recognized upon disposition of our investment.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			May 4, 2013	October 27, 2012
Assets			$11,303,000	$12,953,000
Liabilities			9,475,000	11,190,000
Noncontrolling interests			67,000	44,000
Toys “R” Us, Inc. equity			1,761,000	1,719,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
Total revenues	$2,408,000	$2,612,000	$8,178,000	$8,537,000
Net (loss) income attributable to Toys	(119,000)	(66,000)	122,000	283,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2013, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of June 30, 2013, Alexander’s owed us $44,883,000 in fees under these agreements.

As of June 30, 2013, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s June 30, 2013 closing share price of $293.71, was $485,816,000, or $315,635,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2013, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $43,292,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2013	December 31, 2012
Assets			$1,469,000	$1,482,000
Liabilities			1,136,000	1,150,000
Stockholders' equity			333,000	332,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total revenues	$47,000	$47,000	$96,000	$94,000
Net income attributable to Alexander’s	13,000	19,000	27,000	38,000

LNR Property LLC (“LNR”)

In the first quarter of 2013, we recognized our 26.2% share of LNR’s fourth quarter net income of $18,731,000, which increased the carrying amount of our investment to approximately $241,000,000.  On April 22, 2013, LNR was sold for $1.053 billion, and we received net proceeds of $241,000,000 for our interest. Pursuant to the sale agreement, we ceased receiving income as of January 1, 2013.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Independence Plaza

On December 21, 2012, we acquired a 58.75% economic interest in Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan (the “Property”).  We determined, at that time, that we were the primary beneficiary of the variable interest entity (“VIE”) that owned the Property.  Accordingly, we consolidated the operations of the Property from the date of acquisition.  Upon consolidation, our preliminary purchase price allocation was primarily to land ($309,848,000) and building ($527,578,000).  Based on a third party appraisal and additional information about facts and circumstances that existed at the acquisition date, which was obtained subsequent to the date of acquisition, we finalized the purchase price allocation in the first quarter of 2013, and retroactively adjusted our December 31, 2012 consolidated balance sheet as follows:

(Amounts in thousands)
Land	$602,662
Building and improvements	252,844
Acquired above-market leases (included in identified intangible assets)	13,115
Acquired in-place leases (included in identified intangible assets)	67,879
Other assets	7,374
Acquired below-market leases (included in deferred revenue)	(99,074)
Purchase price	$844,800

On June 7, 2013, the existing $323,000,000 mortgage loan was refinanced with a $550,000,000 five-year, fixed-rate interest only mortgage loan bearing interest at 3.48%.  The net proceeds of $219,000,000, after repaying the existing loan and closing costs, were distributed to the partners, of which our share was $137,000,000.  Simultaneously with the refinancing, we sold an 8.65% economic interest in the Property to our partner for $41,000,000 in cash, which reduced our economic interest to 50.1%.  As a result of this transaction, we determined that we are no longer the primary beneficiary of the VIE.  Accordingly, we deconsolidated the operations of the Property on June 7, 2013 and began accounting for our investment under the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of June 30, 2013 and December 31, 2012.

	Percentage
(Amounts in thousands)	Ownership at	Balance as of
Investments:	June 30, 2013	June 30, 2013	December 31, 2012
Toys	32.6%	$417,764	$478,041

Alexander’s	32.4%	$170,181	$171,013

Lexington(1)	n/a	-	75,542

LNR(2)	n/a	-	224,724

India real estate ventures	4.0%-36.5%	90,717	95,516

Partially owned office buildings:
280 Park Avenue	49.5%	207,956	197,516
Rosslyn Plaza	43.7%-50.4%	60,345	62,627
West 57th Street properties	50.0%	56,696	57,033
One Park Avenue	30.3%	54,367	50,509
666 Fifth Avenue Office Condominium	49.5%	38,664	35,527
330 Madison Avenue	25.0%	32,766	30,277
Warner Building	55.0%	11,754	8,775
Fairfax Square	20.0%	5,242	5,368
Other partially owned office buildings	Various	9,508	9,315

Other investments:
Independence Plaza (includes $26,679 attributable
to non-controlling interests)(3)	50.1%	166,569	-
Monmouth Mall	50.0%	7,248	7,205
Downtown Crossing, Boston(4)	n/a	-	48,122
Other investments(5)	Various	119,631	147,187
		$1,031,644	$1,226,256

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	On April 22, 2013, LNR was sold (see page 14 for details).

(3)	On June 7, 2013, we sold an 8.65% economic interest in the property (see page 15 for details).

(4)	On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston (see note 3 on page 17 for details).

(5)	Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three and six months ended June 30, 2013 and 2012.

	Percentage	For the Three Months		For the Six Months
(Amounts in thousands)	Ownership	Ended June 30,		Ended June 30,
Our Share of Net Income (Loss):	June 30, 2013	2013	2012	2013	2012
Toys:	32.6%
Equity in net (loss) income before income taxes		$(64,372)	$(35,664)	$73,516	$121,723
Income tax benefit (expense)		25,664	14,103	(33,682)	(29,100)
Equity in net (loss) income		(38,708)	(21,561)	39,834	92,623
Non-cash impairment loss (see page 13 for details)		-	-	(78,542)	-
Management fees		1,847	2,371	3,606	4,658
		$(36,861)	$(19,190)	$(35,102)	$97,281

Alexander’s:	32.4%
Equity in net income		$4,077	$5,941	$8,486	$12,073
Management, leasing and development fees		1,674	1,907	3,341	3,796
		5,751	7,848	11,827	15,869

Lexington(1)	n/a	-	(236)	(979)	694

LNR(2)	n/a	-	9,469	18,731	22,719

India real estate ventures	4.0%-36.5%	(414)	(3,815)	(1,181)	(4,608)

Partially owned office buildings:
280 Park Avenue	49.5%	(2,021)	(1,955)	(4,590)	(7,550)
Warner Building	55.0%	(1,996)	(1,589)	(4,342)	(4,599)
666 Fifth Avenue Office Condominium	49.5%	1,899	1,785	3,918	3,500
330 Madison Avenue	25.0%	1,185	18	2,489	812
Rosslyn Plaza	43.7%-50.4%	(1,005)	145	(1,451)	303
1101 17th Street	55.0%	236	646	620	1,329
West 57th Street properties	50.0%	196	252	368	565
One Park Avenue	30.3%	(83)	303	374	634
Fairfax Square	20.0%	(18)	(40)	(63)	(52)
Other partially owned office buildings	Various	565	555	1,053	1,082
		(1,042)	120	(1,624)	(3,976)

Other investments:
Independence Plaza (see page 15 for details)	50.1%	(1,118)	1,733	(1,118)	3,415
Monmouth Mall	50.0%	426	298	1,285	660
Downtown Crossing, Boston(3)	n/a	16	(500)	(2,358)	(834)
Other investments(4)	Various	(2,147)	(2,354)	(2,345)	(1,716)
		(2,823)	(823)	(4,536)	1,525

		$1,472	$12,563	$22,238	$32,223

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)		On April 22, 2013, LNR was sold (see page 14 for details).

(3)

On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest. In connection therewith, we recognized a $2,335 impairment loss in the first quarter.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of June 30, 2013 and December 31, 2012, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	June 30,		June 30,	June 30,	December 31,
	2013	Maturity	2013	2013	2012
Toys:	32.6%
Notes, loans and mortgages payable		2014-2021	7.83%	$5,158,005	$5,683,733

Alexander's:	32.4%
Mortgages payable		2014-2018	3.85%	$1,058,028	$1,065,916

Lexington(1):	n/a
Mortgages payable		n/a	n/a	$-	$1,994,179

LNR(2):	n/a
Mortgages payable		n/a	n/a	$-	$309,787
Liabilities of consolidated CMBS and CDO trusts		n/a	n/a	-	97,211,734
				$-	$97,521,521

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
payable	49.5%	02/19	6.76%	$1,139,585	$1,109,700
280 Park Avenue mortgage payable	49.5%	06/16	6.64%	738,462	738,228
Warner Building mortgage payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage payable	25.0%	06/15	1.69%	150,000	150,000
Fairfax Square mortgage payable	20.0%	12/14	7.00%	69,681	70,127
1101 17th Street mortgage payable	55.0%	01/15	1.44%	31,000	31,000
Rosslyn Plaza	43.7%-50.4%	03/18	2.69%	20,984	-
West 57th Street properties mortgages payable	50.0%	02/14	4.94%	19,899	20,434
Other	Various	Various	6.37%	69,424	69,704
				$2,781,735	$2,731,893

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2013-2022	13.62%	$222,016	$236,579

Other:
Independence Plaza (see page 15 for details)	50.1%	06/18	3.48%	550,000	-
Monmouth Mall mortgage payable	50.0%	09/15	5.44%	158,882	159,896
Other(3)	Various	Various	5.00%	970,518	990,647
				$1,679,400	$1,150,543

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	On April 22, 2013, LNR was sold (see page 14 for details).

(3)	Includes interests in Fashion Centre Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,831,483,000 and $29,443,128,000 at June 30, 2013 and December 31, 2012, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which were non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,998,929,000 at December 31, 2012.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Discontinued Operations

2013 Activity:

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  The sale resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs, and a net gain of $202,275,000.

On April 15, 2013, we sold The Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale resulted in net proceeds of $98,000,000, after repaying the existing loan and closing costs, and a net gain of $32,169,000.

On April 15, 2013, we sold a retail property in Philadelphia, which is a part of the Gallery at Market Street, for $60,000,000.  The sale resulted in net proceeds of $58,000,000, and a net gain of $33,058,000.

During 2013, we sold an additional 10 properties, including nine non-core retail properties, in separate transactions, for an aggregate of $40,200,000, in cash, which resulted in a net gain aggregating $492,000.

2012 Activity:

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000, in cash, which resulted in a net gain of $54,911,000.

During 2012, we sold 11 non-core retail properties in separate transactions, for an aggregate of $136,000,000, in cash, which resulted in a net gain aggregating $17,802,000.

We have reclassified the revenues and expenses of all of the properties discussed above, as well as certain other retail properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2013 and December 31, 2012 and their combined results of operations for the three and six months ended June 30, 2013 and 2012.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Retail properties	$56,348	$568,501	$2,677	$423,163
Other properties	7,225	33,499	-	-
Total	$63,573	$602,000	$2,677	$423,163

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Total revenues	$4,668	$45,286	$29,391	$106,134
Total expenses	3,850	30,802	22,256	76,096
	818	14,484	7,135	30,038
Net gains on sale of:
901 Market Street, Philadelphia	33,058	-	33,058	-
The Plant	32,169	-	32,169	-
Green Acres Mall	-	-	202,275	-
350 West Mart Center	-	-	-	54,911
Other real estate	438	16,896	492	17,802
Impairment losses	(2,493)	(13,511)	(4,007)	(13,511)
Income from discontinued operations	$63,990	$17,869	$271,122	$89,240

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2013 and December 31, 2012.

	Balance as of
	June 30,	December 31,
(Amounts in thousands)	2013	2012
Identified intangible assets:
Gross amount	$654,964	$753,022
Accumulated amortization	(365,854)	(346,664)
Net	$289,110	$406,358
Identified intangible liabilities (included in deferred revenue):
Gross amount	$816,671	$902,525
Accumulated amortization	(363,687)	(341,536)
Net	$452,984	$560,989

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,672,000 and $12,570,000 for the three months ended June 30, 2013 and 2012, respectively, and $28,506,000 and $26,313,000 for the six months ended June 30, 2013 and 2012, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$41,069
2015	38,263
2016	36,321
2017	30,936
2018	29,171

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $16,992,000 and $12,807,000 for the three months ended June 30, 2013 and 2012, respectively, and $42,086,000 and $24,024,000 for the six months ended June 30, 2013 and 2012, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$27,533
2015	22,369
2016	19,189
2017	16,029
2018	11,830

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $1,622,000 and $312,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,723,000 and $582,000 for the six months ended June 30, 2013 and 2012, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$3,921
2015	3,921
2016	3,921
2017	3,921
2018	3,921

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		June 30,	June 30,	December 31,
Mortgages payable:	Maturity (1)	2013	2013	2012
Fixed rate:
New York:
1290 Avenue of the Americas (70% owned)	11/22	3.34%	$950,000	$950,000
Two Penn Plaza	03/18	5.13%	425,000	425,000
666 Fifth Avenue Retail Condominium(2)	03/23	3.61%	390,000	-
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue	01/17	3.75%	300,000	300,000
909 Third Avenue	04/15	5.64%	197,069	199,198
828-850 Madison Avenue Retail Condominium	06/18	5.29%	80,000	80,000
510 Fifth Avenue	01/16	5.60%	30,998	31,253

Washington, DC:
Skyline Properties(3)	02/17	5.74%	725,559	704,957
River House Apartments	04/15	5.43%	195,546	195,546
2101 L Street	08/24	3.97%	150,000	150,000
2121 Crystal Drive	03/23	5.51%	149,506	150,000
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	104,522	105,724
Bowen Building	06/16	6.14%	115,022	115,022
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.54%	90,633	93,226
2011 Crystal Drive	08/17	7.30%	79,129	79,624
220 20th Street	02/18	4.61%	73,312	73,939
1550 and 1750 Crystal Drive	11/14	7.08%	72,592	74,053
2231 Crystal Drive	n/a	n/a	-	41,298
1225 Clark Street	n/a	n/a	-	24,834

Retail Properties:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.25%	566,886	573,180
Bergen Town Center(4)	04/23	3.56%	300,000	-
Montehiedra Town Center(5)	07/16	6.04%	120,000	120,000
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	53,308	54,101
Broadway Mall	n/a	n/a	-	85,180
Other	06/14-05/36	5.12%-7.30%	85,789	86,641

Other:
555 California Street (70% owned)	09/21	5.10%	600,000	600,000
Merchandise Mart	12/16	5.57%	550,000	550,000
Borgata Land	02/21	5.14%	59,717	60,000
Total fixed rate mortgages payable		4.91%	$7,312,813	$6,771,001
___________________
See notes on page 23.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	June 30,	June 30,	December 31,
Mortgages payable:	Maturity (1)	LIBOR	2013	2013	2012
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.54%	$330,000	$330,000
100 West 33rd Street - office and retail	03/17	L+250	2.69%	325,000	325,000
4 Union Square South - retail	11/19	L+215	2.34%	120,000	120,000
435 Seventh Avenue - retail	08/19	L+225	2.44%	98,000	98,000
866 UN Plaza	05/16	L+125	1.44%	44,978	44,978
Independence Plaza	n/a	n/a	n/a	-	334,225

Washington, DC:
River House Apartments	04/18	n/a(6)	1.55%	64,000	64,000
2200 / 2300 Clarendon Boulevard	01/15	L+75	0.94%	44,325	47,353
1730 M and 1150 17th Street	06/14	L+140	1.59%	43,581	43,581

Retail:
Cross-collateralized mortgages on 40 strip
shopping centers (7)	09/20	L+136 (7)	2.36%	60,000	60,000
Bergen Town Center(4)	n/a	n/a	n/a	-	282,312
Other	05/15	L+325	3.45%	16,126	19,126

Other:
220 Central Park South	10/13	L+275	2.94%	123,750	123,750
Total variable rate mortgages payable			2.42%	1,269,760	1,892,325
Total mortgages payable			4.55%	$8,582,573	$8,663,326

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,710	$499,627
Senior unsecured notes due 2039 (8)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,472	398,381
Total senior unsecured notes			5.70%	$1,358,182	$1,358,008

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility	11/16	L+125	-	$-	$1,150,000
$1.25 billion unsecured revolving credit facility
($22,053 reserved for outstanding letters of credit) (9)	06/18	L+115	1.32%	83,982	20,000
Total unsecured revolving credit facilities			1.32%	$83,982	$1,170,000
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

(3)

In 2012, due to the rising vacancy rate at the Skyline properties (45.2% at June 30, 2013), primarily from the effects of the Base Realignment and Closure statute; insufficient cash flows to pay current obligations, including interest payments to the lender; and the significant amount of capital required to re-tenant these properties, we requested that the mortgage loan be transferred to the special servicer. In connection therewith, we entered into a forbearance agreement with the special servicer, that provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default. The forbearance agreement has been amended and extended a number of times, the latest of which extends its maturity through September 1, 2013. As of June 30, 2013, the accrued deferred interest amounted to $47,559. We continue to negotiate with the special servicer to restructure the terms of the loan.

(4)

On March 25, 2013, we completed a $300,000 financing of this property. The 10-year fixed-rate interest only loan bears interest at 3.56%. The property was previously encumbered by a $282,000 floating-rate loan.

(5)

On May 13, 2013, we notified the lender that due to tenants vacating, the property's operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. We are in discussions with the special servicer to restructure the terms of the loan; there can be no assurance as to the timing and ultimate resolution of these discussions.

(6)	Interest at the Freddie Mac Reference Note Rate plus 1.53%.

(7)	LIBOR floor of 1.00%.

(8)	May be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(9)

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets are primarily comprised of Class A units held by third parties.  Redeemable partnership units on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “partners’ capital” on our consolidated balance sheets.  Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2011	$1,160,677
Net income	24,355
Distributions	(24,457)
Redemption of Class A units, at redemption value	(24,976)
Adjustments to carry redeemable Class A units at redemption value	110,581
Other, net	(9,355)
Balance at June 30, 2012	$1,236,825

Balance at December 31, 2012	$944,152
Net income	23,916
Distributions	(17,541)
Redemption of Class A units, at redemption value	(14,980)
Adjustments to carry redeemable Class A units at redemption value	29,393
Redemption of Series D-15 redeemable units	(36,900)
Other, net	12,948
Balance at June 30, 2013	$940,988

As of June 30, 2013 and December 31, 2012, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $939,988,000 and $898,152,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,073,000 and $55,011,000 as of June 30, 2013 and December 31, 2012, respectively.

On May 9, 2013, we redeemed all of the outstanding 6.875% Series D-15 Cumulative Redeemable Preferred Units with an aggregate face amount of $45,000,000 for $36,900,000 in cash, plus accrued and unpaid distributions through the date of redemption.

12.    Partners’ Capital

On January 25, 2013, Vornado sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $290,536,000, after underwriters’ discounts and issuance costs, and contributed the net proceeds to us in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Distributions on the Series L Preferred Units are cumulative and payable quarterly in arrears.  The Series L Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series L Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series L Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Units and 6.75% Series H Cumulative Redeemable Preferred Units at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid distributions through the date of redemption.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income (loss) (“OCI”) by component.

	For the Three Months Ended June 30, 2013
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of March 31, 2013	$120,953	$168,221	$7,666	$(47,542)	$(7,392)
Other comprehensive income (loss)(1)	11,941	20,349	(19,707)	12,037	(738)
Balance as of June 30, 2013	$132,894	$188,570	$(12,041)	$(35,505)	$(8,130)

(1)	In the three months ended June 30, 2013, there were no amounts reclassified from accumulated other comprehensive income.

	For the Six Months Ended June 30, 2013
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432	$11,313	$(50,065)	$374
Other comprehensive income (loss)(1)	151,840	169,138	(23,354)	14,560	(8,504)
Balance as of June 30, 2013	$132,894	$188,570	$(12,041)	$(35,505)	$(8,130)

(1)	In the six months ended June 30, 2013, there were no amounts reclassified from accumulated other comprehensive income.

14.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

The entity that owns Independence Plaza was a consolidated VIE at December 31, 2012.  On June 7, 2013, we sold a portion of our economic interest in this entity and determined that we are no longer its primary beneficiary.  Accordingly, we deconsolidated this VIE (see Note 7 – Investments in Partially Owned Entities).  The table below summarizes the assets and liabilities of the VIE at December 31, 2012.  The liabilities were secured only by the assets of the VIE, and were non-recourse to us.

	As of June 30,	As of December 31,
(Amounts in thousands)	2013	2012
Total assets	$-	$957,730

Total liabilities	$-	$443,894

Noncontrolling interest	$-	$193,933

Unconsolidated VIEs

At June 30, 2013, we have unconsolidated VIEs comprised of our investments in the entities that own the Warner Building and Independence Plaza.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities).  As of June 30, 2013, the net carrying amount of our investment in these entities was $151,644,000, and at December 31, 2012, the carrying amount of our investment in the Warner Building was $8,775,000.  Our maximum exposure to loss in these entities, is limited to our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.  Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) derivative positions in marketable equity securities, (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at June 30, 2013 and December 31, 2012, respectively.

	As of June 30, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$402,935	$402,935	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	622,124	-	-	622,124
Deferred compensation plan assets (included in other assets)	111,093	44,591	-	66,502
J.C. Penney derivative position (included in other assets)(1)	10,687	-	10,687	-
Total assets	$1,146,839	$447,526	$10,687	$688,626

Mandatorily redeemable instruments (included in other liabilities)	$55,073	$55,073	$-	$-
Interest rate swap (included in other liabilities)	35,505	-	35,505	-
Total liabilities	$90,578	$55,073	$35,505	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$398,188	$398,188	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	600,786	-	-	600,786
Deferred compensation plan assets (included in other assets)	105,200	42,569	-	62,631
J.C. Penney derivative position (included in other assets)(1)	11,165	-	11,165	-
Total assets	$1,115,339	$440,757	$11,165	$663,417

Mandatorily redeemable instruments (included in other liabilities)	$55,011	$55,011	$-	$-
Interest rate swap (included in other liabilities)	50,065	-	50,065	-
Total liabilities	$105,076	$55,011	$50,065	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At June 30, 2013, our Real Estate Fund had ten investments with an aggregate fair value of $622,124,000, or $114,751,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.1 to 7.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at June 30, 2013.

Weighted Average
(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 19.0%	14.3%
Terminal capitalization rates	5.3% to 6.0%	5.8%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and six months ended June 30, 2013 and 2012.

	Real Estate Fund Investments		Real Estate Fund Investments
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Beginning balance	$571,306	$324,514	$600,786	$346,650
Purchases	17,225	44,592	30,893	44,592
Sales/Returns	-	-	(56,664)	(31,052)
Unrealized gains	33,593	21,135	47,109	27,979
Other, net	-	(1,786)	-	286
Ending balance	$622,124	$388,455	$622,124	$388,455

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.  Fair Value Measurements – continued

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three and six months ended June 30, 2013 and 2012.

	Deferred Compensation Plan Assets		Deferred Compensation Plan Assets
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Beginning balance	$65,010	$58,881	$62,631	$56,221
Purchases	440	155	3,147	3,766
Sales	(1,748)	(616)	(4,445)	(4,011)
Realized and unrealized gains	2,782	(123)	4,136	2,269
Other, net	18	16	1,033	68
Ending balance	$66,502	$58,313	$66,502	$58,313

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of our investment in Toys “R” Us and real estate assets that were written-down to estimated fair value at December 31, 2012.  The fair values of these assets were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Toys "R" Us	$478,041	$-	$-	$478,041
Real estate assets	189,529	-	-	189,529
Condominium units (included in other assets)	52,142	-	-	52,142
Total assets	$719,712	$-	$-	$719,712

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents is classified as Level 1 and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$525,834	$525,834	$543,000	$543,000
Mortgage and mezzanine loans receivable	175,699	175,331	225,359	221,446
	$701,533	$701,165	$768,359	$764,446
Debt:
Mortgages payable	$8,582,573	$8,571,000	$8,663,326	$8,690,000
Senior unsecured notes	1,358,182	1,427,000	1,358,008	1,468,000
Revolving credit facility debt	83,982	83,982	1,170,000	1,170,000
	$10,024,737	$10,081,982	$11,191,334	$11,328,000

16.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $9,129,000 and $8,438,000 in the three months ended June 30, 2013 and 2012, respectively and $16,595,000 and $15,047,000 in the six months ended June 30, 2013 and 2012, respectively.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
BMS cleaning fees	$16,509	$16,982	$33,173	$32,492
Signage revenue	8,347	4,879	14,828	9,469
Management and leasing fees	6,435	4,546	11,693	9,300
Lease termination fees(1)	7,129	479	67,155	890
Other income	9,595	6,151	18,390	14,164
	$48,015	$33,037	$145,239	$66,315

(1)

On February 6, 2013, we received $124,000 pursuant to a settlement agreement with Stop & Shop, which terminates our right to receive $6,000 of additional annual rent under a 1992 agreement, for a period potentially through 2031. As a result of this settlement, we collected a $47,900 receivable and recognized $59,599 of income in the first quarter of 2013.

Management and leasing fees include management fees from Interstate Properties, a related party, of $131,000 and $192,000 for the three months ended June 30, 2013 and 2012, respectively, and $333,000 and $391,000 for the six months ended June 30, 2013 and 2012, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

18.     Interest and Other Investment Income (Loss), Net

The following table sets forth the details of interest and other investment income (loss):

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Income (loss) from the mark-to-market of J.C. Penney derivative
position	$9,065	$(58,732)	$(13,475)	$(57,687)
Income from prepayment penalties in connection with the
repayment of a mezzanine loan	5,267	-	5,267	-
Interest on mezzanine loans receivable	4,940	3,165	10,017	6,015
Dividends and interest on marketable securities	2,770	4,846	5,540	11,093
Mark-to-market of investments in our deferred compensation plan (1)	2,492	24	5,938	4,151
Non-cash impairment loss on J.C. Penney common shares	-	-	(39,487)	-
Other, net	1,882	1,525	3,542	2,921
	$26,416	$(49,172)	$(22,658)	$(33,507)
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

19.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest expense	$126,161	$118,747	$250,887	$243,394
Amortization of deferred financing costs	4,833	5,918	10,255	11,346
Capitalized interest	(9,232)	(345)	(17,492)	(361)
	$121,762	$124,320	$243,650	$254,379

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Income Per Class A Unit

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

	For the Three Months		For the Six Months
(Amounts in thousands, except per unit amounts)	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$118,331	$40,359	$200,126	$249,252
Income from discontinued operations	63,990	17,869	271,122	89,240
Net income	182,321	58,228	471,248	338,492
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(14,930)	(14,721)	(26,216)	(24,318)
Net income attributable to Vornado Realty L.P.	167,391	43,507	445,032	314,174
Preferred unit distributions	(20,716)	(21,660)	(43,204)	(43,321)
Preferred unit redemptions	8,100	-	(1,130)	-
Net income attributable to Class A unitholders	154,775	21,847	400,698	270,853
Earnings allocated to unvested participating securities	(705)	(611)	(1,700)	(1,305)
Numerator for basic income per Class A unit	154,070	21,236	398,998	269,548
Impact of assumed conversions:
Convertible preferred unit distributions	27	-	-	57
Numerator for diluted income per Class A unit	$154,097	$21,236	$398,998	$269,605

Denominator:
Denominator for basic income per Class A unit – weighted
average units	197,569	197,131	197,466	196,997
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,049	981	1,056	1,051
Convertible preferred units	47	-	-	50
Denominator for diluted income per Class A unit – weighted average
units and assumed conversions	198,665	198,112	198,522	198,098

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations	$0.46	$0.02	$0.65	$0.92
Income from discontinued operations	0.32	0.09	1.37	0.45
Net income per Class A unit	$0.78	$0.11	$2.02	$1.37

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations	$0.46	$0.02	$0.64	$0.91
Income from discontinued operations	0.32	0.09	1.37	0.45
Net income per Class A unit	$0.78	$0.11	$2.01	$1.36

(1)

The effect of dilutive securities in the three months ended June 30, 2013 and 2012 excludes an aggregate of 968 and 2,232 weighted average Class A unit equivalents, respectively, and 1,016 and 4,465 weighted average Class A unit equivalents in the six months ended June 30, 2013 and 2012, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $372,000,000.

At June 30, 2013, $22,053,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of June 30, 2013, our subsidiaries have funded approximately $3,177,000 of the commitment.

As of June 30, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $168,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to our Other segment.  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$519,733	$286,844		$112,733		$64,374		$-	$55,782
Straight-line rent adjustments	13,789	7,533		1,231		909		-	4,116
Amortization of acquired below-market
leases, net	11,672	6,944		516		2,885		-	1,327
Total rentals	545,194	301,321		114,480		68,168		-	61,225
Tenant expense reimbursements	75,659	38,785		10,666		22,028		-	4,180
Cleveland Medical Mart development project	16,990	-		-		-		-	16,990
Fee and other income:
BMS cleaning fees	16,509	20,979		-		-		-	(4,470)
Signage revenue	8,347	8,347		-		-		-	-
Management and leasing fees	6,435	2,854		3,459		320		-	(198)
Lease termination fees	7,129	5,432		182		198		-	1,317
Other income	9,595	3,254		5,530		283		-	528
Total revenues	685,858	380,972		134,317		90,997		-	79,572
Operating expenses	261,080	157,622		48,290		34,091		-	21,077
Depreciation and amortization	135,486	69,387		30,619		15,457		-	20,023
General and administrative	54,323	8,881		6,873		5,169		-	33,400
Cleveland Medical Mart development project	15,151	-		-		-		-	15,151
Acquisition related costs	3,350	-		-		-		-	3,350
Total expenses	469,390	235,890		85,782		54,717		-	93,001
Operating income (loss)	216,468	145,082		48,535		36,280		-	(13,429)
(Loss) applicable to Toys	(36,861)	-		-		-		(36,861)	-
Income (loss) from partially owned entities	1,472	4,226		(2,449)		423		-	(728)
Income from Real Estate Fund	34,470	-		-		-		-	34,470
Interest and other investment
income (loss), net	26,416	1,443		6		(48)		-	25,015
Interest and debt expense	(121,762)	(42,835)		(27,854)		(12,435)		-	(38,638)
Net gain on disposition of wholly owned and
partially owned assets	1,005	-		-		-		-	1,005
Income (loss) before income taxes	121,208	107,916		18,238		24,220		(36,861)	7,695
Income tax expense	(2,877)	(961)		(805)		(749)		-	(362)
Income (loss) from continuing operations	118,331	106,955		17,433		23,471		(36,861)	7,333
Income (loss) from discontinued operations	63,990	-		-		64,136		-	(146)
Net income (loss)	182,321	106,955		17,433		87,607		(36,861)	7,187
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(14,930)	(1,381)		-		(13)		-	(13,536)
Net income (loss) attributable to
Vornado Realty L.P.	167,391	105,574		17,433		87,594		(36,861)	(6,349)
Interest and debt expense(2)	179,461	54,546		31,245		13,715		37,730	42,225
Depreciation and amortization(2)	182,131	74,573		35,248		16,348		33,882	22,080
Income tax (benefit) expense (2)	(22,366)	1,030		852		749		(25,697)	700
EBITDA(1)	$506,617	$235,723	(3)	$84,778	(4)	$118,406	(5)	$9,054	$58,656	(6)

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended June 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$484,016	$245,948		$118,014		$64,554		$-	$55,500
Straight-line rent adjustments	20,647	17,065		1,258		2,276		-	48
Amortization of acquired below-market
leases, net	12,570	7,623		508		2,950		-	1,489
Total rentals	517,233	270,636		119,780		69,780		-	57,037
Tenant expense reimbursements	71,409	36,985		10,862		20,986		-	2,576
Cleveland Medical Mart development project	56,304	-		-		-		-	56,304
Fee and other income:
BMS cleaning fees	16,982	23,911		-		-		-	(6,929)
Signage revenue	4,879	4,879		-		-		-	-
Management and leasing fees	4,546	1,113		2,384		1,068		-	(19)
Lease termination fees	479	233		128		1		-	117
Other income	6,151	576		4,968		373		-	234
Total revenues	677,983	338,333		138,122		92,208		-	109,320
Operating expenses	243,485	143,190		47,416		33,708		-	19,171
Depreciation and amortization	128,372	56,665		35,017		18,495		-	18,195
General and administrative	46,832	6,654		6,231		6,367		-	27,580
Cleveland Medical Mart development project	53,935	-		-		-		-	53,935
Acquisition related costs	2,559	-		-		-		-	2,559
Total expenses	475,183	206,509		88,664		58,570		-	121,440
Operating income (loss)	202,800	131,824		49,458		33,638		-	(12,120)
(Loss) applicable to Toys	(19,190)	-		-		-		(19,190)	-
Income (loss) from partially owned entities	12,563	6,851		(519)		294		-	5,937
Income from Real Estate Fund	20,301	-		-		-		-	20,301
Interest and other investment
(loss) income, net	(49,172)	1,057		29		6		-	(50,264)
Interest and debt expense	(124,320)	(36,407)		(27,999)		(16,170)		-	(43,744)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	47,838	103,325		20,969		17,768		(19,190)	(75,034)
Income tax expense	(7,479)	(1,064)		(852)		-		-	(5,563)
Income (loss) from continuing operations	40,359	102,261		20,117		17,768		(19,190)	(80,597)
Income (loss) from discontinued operations	17,869	(32)		2,956		16,254		-	(1,309)
Net income (loss)	58,228	102,229		23,073		34,022		(19,190)	(81,906)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(14,721)	(2,998)		-		97		-	(11,820)
Net income (loss) attributable to
Vornado Realty L.P.	43,507	99,231		23,073		34,119		(19,190)	(93,726)
Interest and debt expense(2)	190,942	46,413		32,549		20,102		37,293	54,585
Depreciation and amortization(2)	184,028	63,664		39,656		22,131		32,505	26,072
Income tax (benefit) expense(2)	(5,214)	1,113		1,034		-		(14,103)	6,742
EBITDA(1)	$413,263	$210,421	(3)	$96,312	(4)	$76,352	(5)	$36,505	$(6,327)	(6)

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,018,247	$561,494		$225,005		$128,785		$-	$102,963
Straight-line rent adjustments	32,297	17,859		4,008		2,367		-	8,063
Amortization of acquired below-market
leases, net	28,506	19,033		1,022		5,775		-	2,676
Total rentals	1,079,050	598,386		230,035		136,927		-	113,702
Tenant expense reimbursements	152,415	81,456		20,802		42,404		-	7,753
Cleveland Medical Mart development project	29,133	-		-		-		-	29,133
Fee and other income:
BMS cleaning fees	33,173	42,001		-		-		-	(8,828)
Signage revenue	14,828	14,828		-		-		-	-
Management and leasing fees	11,693	4,918		6,266		799		-	(290)
Lease termination fees	67,155	5,490		550		59,797		-	1,318
Other income	18,390	3,969		11,395		859		-	2,167
Total revenues	1,405,837	751,048		269,048		240,786		-	144,955
Operating expenses	520,953	317,853		95,612		68,090		-	39,398
Depreciation and amortization	277,570	145,621		61,569		32,177		-	38,203
General and administrative	108,905	17,703		13,798		10,584		-	66,820
Cleveland Medical Mart development project	26,525	-		-		-		-	26,525
Acquisition related costs	3,951	-		-		-		-	3,951
Total expenses	937,904	481,177		170,979		110,851		-	174,897
Operating income (loss)	467,933	269,871		98,069		129,935		-	(29,942)
(Loss) applicable to Toys	(35,102)	-		-		-		(35,102)	-
Income (loss) from partially owned entities	22,238	9,831		(4,542)		1,324		-	15,625
Income from Real Estate Fund	51,034	-		-		-		-	51,034
Interest and other investment (loss)
income, net	(22,658)	2,608		82		4		-	(25,352)
Interest and debt expense	(243,650)	(83,453)		(56,104)		(24,076)		-	(80,017)
Net loss on disposition of wholly owned and
partially owned assets	(35,719)	-		-		-		-	(35,719)
Income (loss) before income taxes	204,076	198,857		37,505		107,187		(35,102)	(104,371)
Income tax expense	(3,950)	(1,233)		(1,183)		(749)		-	(785)
Income (loss) from continuing operations	200,126	197,624		36,322		106,438		(35,102)	(105,156)
Income from discontinued operations	271,122	-		-		270,849		-	273
Net income (loss)	471,248	197,624		36,322		377,287		(35,102)	(104,883)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(26,216)	(2,962)		-		(109)		-	(23,145)
Net income (loss) attributable to
Vornado Realty L.P.	445,032	194,662		36,322		377,178		(35,102)	(128,028)
Interest and debt expense(2)	368,241	104,235		62,998		27,938		80,912	92,158
Depreciation and amortization(2)	376,316	152,986		70,396		34,867		71,556	46,511
Income tax expense(2)	38,393	1,377		1,306		749		33,649	1,312
EBITDA(1)	$1,227,982	$453,260	(3)	$171,022	(4)	$440,732	(5)	$151,015	$11,953	(6)

See notes on page 37.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$958,447	$479,884		$240,818		$129,146		$-	$108,599
Straight-line rent adjustments	41,966	34,194		3,115		3,580		-	1,077
Amortization of acquired below-market
leases, net	26,313	15,318		1,031		7,107		-	2,857
Total rentals	1,026,726	529,396		244,964		139,833		-	112,533
Tenant expense reimbursements	141,906	73,697		20,870		41,962		-	5,377
Cleveland Medical Mart development project	111,363	-		-		-		-	111,363
Fee and other income:
BMS cleaning fees	32,492	46,558		-		-		-	(14,066)
Signage revenue	9,469	9,469		-		-		-	-
Management and leasing fees	9,300	2,221		5,167		1,904		-	8
Lease termination fees	890	256		128		1		-	505
Other income	14,164	2,333		10,558		714		-	559
Total revenues	1,346,310	663,930		281,687		184,414		-	216,279
Operating expenses	489,462	288,862		93,618		68,189		-	38,793
Depreciation and amortization	259,767	110,424		77,570		36,256		-	35,517
General and administrative	102,122	15,241		13,181		12,700		-	61,000
Cleveland Medical Mart development project	106,696	-		-		-		-	106,696
Acquisition related costs	3,244	-		-		-		-	3,244
Total expenses	961,291	414,527		184,369		117,145		-	245,250
Operating income (loss)	385,019	249,403		97,318		67,269		-	(28,971)
Income applicable to Toys	97,281	-		-		-		97,281	-
Income (loss) from partially owned entities	32,223	11,036		(2,389)		698		-	22,878
Income from Real Estate Fund	32,063	-		-		-		-	32,063
Interest and other investment (loss)
income, net	(33,507)	2,109		73		20		-	(35,709)
Interest and debt expense	(254,379)	(72,548)		(57,097)		(32,522)		-	(92,212)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	263,556	190,000		37,905		35,465		97,281	(97,095)
Income tax expense	(14,304)	(1,665)		(1,302)		-		-	(11,337)
Income (loss) from continuing operations	249,252	188,335		36,603		35,465		97,281	(108,432)
Income (loss) from discontinued operations	89,240	(640)		4,542		26,473		-	58,865
Net income (loss)	338,492	187,695		41,145		61,938		97,281	(49,567)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(24,318)	(5,174)		-		211		-	(19,355)
Net income (loss) attributable to
Vornado Realty L.P.	314,174	182,521		41,145		62,149		97,281	(68,922)
Interest and debt expense(2)	384,024	93,471		66,206		40,540		68,862	114,945
Depreciation and amortization(2)	375,201	125,575		87,916		44,406		67,211	50,093
Income tax expense(2)	46,226	1,806		1,557		-		29,100	13,763
EBITDA(1)	$1,119,625	$403,373	(3)	$196,824	(4)	$147,095	(5)	$262,454	$109,879	(6)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Office	$158,186	$142,077	$304,482	$277,257
	Retail	57,230	45,577	117,612	90,497
	Alexander's (decrease due to sale of Kings Plaza
	in November 2012)	10,213	13,026	20,754	26,397
	Hotel Pennsylvania	10,094	9,741	10,412	9,222
	Total New York	$235,723	$210,421	$453,260	$403,373

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Office, excluding the Skyline Properties	$66,136	$74,953	$133,243	$153,287
	Skyline properties	7,543	10,661	15,705	22,191
	Total Office	73,679	85,614	148,948	175,478
	Residential	11,099	10,698	22,074	21,346
	Total Washington, DC	$84,778	$96,312	$171,022	$196,824

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Strip shopping centers(a)	$101,529	$52,268	$204,890	$99,176
	Regional malls(b)	16,877	24,084	235,842	47,919
	Total Retail properties	$118,406	$76,352	$440,732	$147,095

	(a)

The three and six months ended June 30, 2013, includes a $33,058 net gain on sale of Philadelphia (Market Street) and a $32,169 net gain on sale of San Jose (The Plant). The six months ended June 30, 2013, includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)	The six months ended June 30, 2013, includes a $202,275 net gain on sale of Green Acres Mall.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22. Segment Information - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Our share of Real Estate Fund:
	(Loss) income before net realized/unrealized gains	$(1,713)	$170	$(251)	$2,288
	Net unrealized gains	8,398	5,284	11,777	6,995
	Carried interest	13,426	2,541	15,609	2,541
	Total	20,111	7,995	27,135	11,824
	Merchandise Mart Building, 7 West 34th Street and trade shows	22,448	17,349	37,161	32,649
	555 California Street	11,022	10,377	21,651	20,692
	LNR(a)	-	11,671	20,443	27,233
	Lexington(b)	-	7,703	6,931	16,921
	Other investments	8,014	11,523	12,890	20,823
		61,595	66,618	126,211	130,142
	Corporate general and administrative expenses(c)	(24,831)	(21,812)	(47,587)	(44,129)
	Investment income and other, net(c)	16,709	15,294	28,045	27,628
	Income (loss) from the mark-to-market of J.C. Penney
	derivative position	9,065	(58,732)	(13,475)	(57,687)
	Acquisition related costs	(3,350)	(2,559)	(3,951)	(3,244)
	Severance costs (primarily reduction in force at
	the Merchandise Mart)	(1,542)	-	(4,154)	(506)
	Net gain on sale of residential condominiums	1,005	1,274	1,005	1,274
	Merchandise Mart discontinued operations (including
	net gains on sale of assets)	5	(6,410)	2,146	56,401
	Non-cash impairment loss on J.C. Penney common shares	-	-	(39,487)	-
	Loss on sale of J.C. Penney common shares	-	-	(36,800)	-
		$58,656	$(6,327)	$11,953	$109,879

	(a)		On April 22, 2013, LNR was sold (see page 14 for details).

	(b)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

	(c)		The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and changes in equity and cash flows for the six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended June 30, 2013.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	(0.1%)	(1.0%)	(1.6%)
Six-month	5.2%	6.7%	6.4%
One-year	3.4%	7.1%	9.0%
Three-year	27.0%	42.1%	65.5%
Five-year	17.5%	19.3%	44.5%
Ten-year	195.1%	117.2%	179.4%

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

Overview – continued

Quarter Ended June 30, 2013 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2013 was $154,775,000, or $0.78 per diluted unit, compared to $21,847,000, or $0.11 per diluted unit for the quarter ended June 30, 2012.  Net income for the quarters ended June 30, 2013 and 2012 include $65,665,000 and $17,130,000, respectively, of net gains on sale of real estate, and $3,113,000 and $14,879,000, respectively, of real estate impairment losses.  In addition, the quarters ended June 30, 2013 and 2012 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders for the quarter ended June 30, 2013 by $40,460,000, or $0.20 per diluted unit and decreased net income attributable to Class A unitholders for the quarter ended June 30, 2012 by $52,213,000, or $0.26 per diluted unit.

	For the Three Months Ended June 30,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Toys "R" Us net loss	$(36,861)	$(19,190)
Income (loss) from the mark-to-market of J.C. Penney derivative position	9,065	(58,732)
Preferred unit redemptions	8,100	-
Income from discontinued operations, including LNR and discontinued operations of
Alexander's	818	26,003
Acquisition related costs	(3,350)	(2,559)
Other, net	136	14
Items that affect comparability	$(22,092)	$(54,464)

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2013 over the quarter ended June 30, 2012 and the trailing quarter ended March 31, 2013 are summarized below.

Same Store EBITDA:		New York		Washington, DC	Retail Properties
June 30, 2013 vs. June 30, 2012
	GAAP basis	4.4%	(1)	(5.5%)	3.1%
	Cash basis	8.8%	(1)	(5.9%)	4.2%
June 30, 2013 vs. March 31, 2013
	GAAP basis	8.2%	(2)	0.1%	1.9%
	Cash basis	9.8%	(2)	1.9%	2.0%

(1)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 4.5% and 9.1% on a GAAP and cash basis, respectively.

(2)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 3.7% and 4.6% on a GAAP and cash basis, respectively.

Overview – continued

Six Months Ended June 30, 2013 Financial Results Summary

Net income attributable to Class A unitholders for the six months ended June 30, 2013 was $400,698,000, or $2.01 per diluted unit, compared to $270,853,000, or $1.36 per diluted unit for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 and 2012 include $268,459,000 and $73,608,000, respectively, of net gains on sale of real estate, and $8,277,000 and $23,754,000, respectively, of real estate impairment losses.  In addition, the six months ended June 30, 2013 and 2012 include certain items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders by $209,712,000, or $1.05 per diluted unit for the six months ended June 30, 2013, and $146,668,000, or $0.74 per diluted unit for the six months ended June 30, 2012.

	For the Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Stop & Shop litigation settlement income	$59,599	$-
Income from discontinued operations, including LNR and discontinued
operations of Alexander's	25,866	56,897
Non-cash impairment loss on J.C Penney common shares	(39,487)	-
Loss on sale of J.C. Penney common shares	(36,800)	-
Toys "R" Us net income (after a $78,542 impairment loss in 2013)	(35,102)	97,281
Loss from the mark-to-market of J.C. Penney derivative position	(13,475)	(57,687)
Acquisition related costs	(3,951)	(3,244)
Preferred unit redemptions	(1,130)	-
Other, net	(5,990)	3,567
Items that affect comparability, net	$(50,470)	$96,814

The percentage increase (decrease) in GAAP basis and Cash basis same store EBITDA of our operating segments for the six months ended June 30, 2013 over the six months ended June 30, 2012 is summarized below.

Same Store EBITDA:		New York		Washington, DC	Retail Properties
June 30, 2013 vs. June 30, 2012
	GAAP basis	4.5%	(1)	(6.4%)	3.1%
	Cash basis	8.9%	(1)	(7.8%)	3.3%

(1)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 4.4% and 8.9% on a GAAP and cash basis, respectively.

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

On April 15, 2013, we sold The Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale resulted in net proceeds of $98,000,000, after repaying the existing loan and closing costs, and a net gain of $32,169,000.

On April 15, 2013, we sold a retail property in Philadelphia, which is a part of the Gallery at Market Street, for $60,000,000.  The sale resulted in net proceeds of $58,000,000, and a net gain of $33,058,000.

On April 22, 2013, LNR was sold for $1.053 billion.  We owned 26.2% of LNR and received net proceeds of approximately $241,000,000.

On April 24, 2013, a site located in the Downtown Crossing district of Boston was sold by a joint venture, which we owned 50% of.  Our share of the net proceeds were approximately $45,000,000, which resulted in a $2,335,000 impairment loss that was recognized in the first quarter.

During 2013, we sold an additional 10 properties, including nine non-core retail properties, in separate transactions, for an aggregate of $40,200,000, in cash, which resulted in a net gain aggregating $492,000.

In the second quarter of 2013, we entered into an agreement to sell a parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City for $65,000,000, plus additional amounts which may be received for brownfield credits.  The sale will result in net proceeds of approximately $62,000,000 and a net gain of approximately $22,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the third quarter.

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

On June 7, 2013, we completed a $550,000,000 refinancing of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan.  The five-year, fixed-rate interest only mortgage loan bears interest at 3.48%.  The property was previously encumbered by a $323,000,000 floating-rate loan.  The net proceeds of $219,000,000, after repaying the existing loan and closing costs, were distributed to the partners, of which our share was $137,000,000.

Unsecured Revolving Credit Facility

On March 28, 2013, we extended one of our two revolving credit facilities from June 2015 to June 2017, with two six-month extension options. The interest on the extended facility was reduced from LIBOR plus 135 basis points to LIBOR plus 115 basis points. In addition, the facility fee was reduced from 30 basis points to 20 basis points.

Overview – continued

2013 Financings – continued

Preferred Securities

On January 25, 2013, Vornado sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $290,536,000, after underwriters’ discounts and issuance costs, and contributed the net proceeds to us in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Distributions on the Series L Preferred Units are cumulative and payable quarterly in arrears.  The Series L Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series L Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption.  The Series L Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Units and 6.75% Series H Cumulative Redeemable Preferred Units at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid distributions through the date of redemption.

On May 9, 2013, we redeemed all of the outstanding 6.875% Series D-15 Cumulative Redeemable Preferred Units with an aggregate face amount of $45,000,000 for $36,900,000 in cash, plus accrued and unpaid distributions through the date of redemption.

Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2013-02”) to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“Topic 220”).  ASU 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety.  The adoption of this update as of January 1, 2013, did not have a material impact on our consolidated financial statements, but resulted in additional disclosures.

In June 2013, the FASB issued an update (“ASU 2013-08”) to ASC Topic 946, Financial Services - Investment Companies (“Topic 946”).  ASU 2013-08 amends the guidance in Topic 946 for determining whether an entity qualifies as an investment company and requires certain additional disclosures.  ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  We are currently evaluating the impact, if any, of ASU 2013-08 on our real estate fund and our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2013.

Overview - continued

Leasing Activity:

The leasing activity and related statistics in the table below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.

	New York		Washington, DC		Retail Properties
(Square feet in thousands)	Office	Retail	Office		Strips	Malls

Quarter Ended June 30, 2013
Total square feet leased	546	8	275		256	135
Our share of square feet leased:	433	7	232		256	131
Initial rent (1)	$68.76	$160.53	$43.10		$19.12	$32.39
Weighted average lease term (years)	7.3	7.2	5.2		7.7	7.5
Second generation relet space:
Square feet	380	5	169		145	59
Cash basis:
Initial rent (1)	$67.42	$154.17	$42.88		$19.58	$26.20
Prior escalated rent	$61.16	$141.79	$43.38		$17.75	$24.65
Percentage increase (decrease)	10.2%	8.7%	(1.1%)		10.3%	6.3%
GAAP basis:
Straight-line rent (2)	$64.69	$157.32	$42.08		$20.11	$26.82
Prior straight-line rent	$55.88	$129.26	$40.93		$17.04	$24.15
Percentage increase	15.8%	21.7%	2.8%		18.0%	11.1%
Tenant improvements and leasing
commissions:
Per square foot	$52.21	$49.05	$28.62		$10.87	$28.27
Per square foot per annum	$7.15	$6.81	$5.50		$1.41	$3.77
Percentage of initial rent	10.4%	4.2%	12.8%		7.4%	11.6%

Six Months Ended June 30, 2013:
Total square feet leased	1,455	40	572		900	294
Our share of square feet leased:	1,276	33	491		900	270
Initial rent (1)	$60.47	$253.38	$41.82		$15.67	$31.30
Weighted average lease term (years)	12.5	7.6	5.0		6.1	7.9
Second generation relet space:
Square feet	1,193	31	334		696	76
Cash basis:
Initial rent (1)	$60.07	$259.10	$40.64		$14.63	$32.13
Prior escalated rent	$57.78	$103.05	$40.25		$13.37	$30.55
Percentage increase	4.0%	151.4%	0.9%		9.4%	5.2%
GAAP basis:
Straight-line rent (2)	$60.56	$288.10	$39.91		$14.91	$32.85
Prior straight-line rent	$52.52	$101.41	$38.36		$13.05	$29.77
Percentage increase	15.3%	184.1%	4.0%		14.3%	10.3%
Tenant improvements and leasing
commissions:
Per square foot	$61.16	$127.61	$34.89		$4.07	$21.11
Per square foot per annum:	$4.89	$16.79	$6.98		$0.67	$2.67
Percentage of initial rent	8.1%	6.6%	16.7%	(3)	4.3%	8.5%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)			Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)			Excluding two leases with unusually high tenant improvement allowances in place of free rent, the tenant improvements and leasing commissions were 12.0% of initial rent.

Overview – continued

Square footage (in service) and Occupancy as of June 30, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,835	16,848	95.9%
Retail	50	2,225	2,069	96.3%
Alexander's	6	2,179	706	99.2%
Hotel Pennsylvania	1	1,400	1,400
Residential (1,655 units)	4	1,523	870	96.5%
		27,162	21,893	96.1%

Washington, DC:
Office, excluding the Skyline Properties	51	13,307	10,919	87.0%
Skyline Properties	8	2,643	2,643	54.8%
Total Office	59	15,950	13,562	80.7%
Residential (2,414 units)	7	2,597	2,455	97.1%
Other	7	393	393	100.0%
		18,940	16,410	83.6%
Total occupancy, excluding the Skyline Properties				89.2%

Retail Properties:
Strip Shopping Centers	100	14,556	14,110	94.1%
Regional Malls	6	5,247	3,611	93.5%
		19,803	17,721	94.0%

Other:
Merchandise Mart	2	3,872	3,863	94.8%
555 California Street	3	1,796	1,257	93.8%
Primarily Warehouses	5	971	971	47.1%
		6,639	6,091

Total square feet at June 30, 2013		72,544	62,115

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,729	16,751	95.9%
Retail	49	2,217	2,057	96.8%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential (1,655 units)	4	1,528	873	96.9%
		27,053	21,787	96.2%

Washington, DC:
Office, excluding the Skyline Properties	51	13,463	10,994	86.3%
Skyline Properties	8	2,643	2,643	60.0%
Total Office	59	16,106	13,637	81.2%
Residential (2,414 units)	7	2,599	2,457	97.9%
Other	7	435	435	100.0%
		19,140	16,529	84.1%
Total occupancy, excluding the Skyline Properties				88.8%

Retail Properties:
Strip Shopping Centers	101	14,390	13,946	93.7%
Regional Malls	6	5,244	3,608	92.7%
		19,634	17,554	93.5%

Other:
Merchandise Mart	2	3,905	3,896	94.6%
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	55.9%
		6,671	6,124

Total square feet at December 31, 2012		72,498	61,994

Overview - continued

Washington, DC Segment

For the six months ended June 30, 2013, EBITDA from continuing operations was lower than the prior year’s six months by approximately $15,840,000, which is above the range of EBITDA diminution of $5,000,000 to $15,000,000 that we had previously estimated for the full year.  We expect that the EBITDA reduction in the first half of 2013 and the expected further reduction in the third quarter will be partially offset by an increase in the fourth quarter and that EBITDA for the full year will be lower than the prior year by approximately $10,000,000 to $15,000,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment and 745,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of June 30, 2013.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of June 30, 2013	$39.80	531,000	383,000	88,000	60,000
Leases pending	33.89	214,000	39,000	175,000	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,093,000	770,000	263,000	60,000

To Be Resolved:
Vacated as of June 30, 2013	37.61	940,000	513,000	341,000	86,000
Expiring in:
2014	32.25	292,000	91,000	201,000	-
2015	43.13	70,000	65,000	5,000	-
		1,302,000	669,000	547,000	86,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In 2012, due to the rising vacancy rate at the Skyline properties (45.2% at June 30, 2013), primarily from the effects of the BRAC statute; insufficient cash flows to pay current obligations, including interest payments to the lender; and the significant amount of capital required to re-tenant these properties, we requested that the mortgage loan be transferred to the special servicer.  In connection therewith, we entered into a forbearance agreement with the special servicer, that provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default.  The forbearance agreement has been amended and extended a number of times, the latest of which extends its maturity through September 1, 2013.  As of June 30, 2013, the accrued deferred interest amounted to $47,559,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2013 and 2012

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to our Other segment.  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$519,733	$286,844		$112,733		$64,374		$-	$55,782
Straight-line rent adjustments	13,789	7,533		1,231		909		-	4,116
Amortization of acquired below-market
leases, net	11,672	6,944		516		2,885		-	1,327
Total rentals	545,194	301,321		114,480		68,168		-	61,225
Tenant expense reimbursements	75,659	38,785		10,666		22,028		-	4,180
Cleveland Medical Mart development project	16,990	-		-		-		-	16,990
Fee and other income:
BMS cleaning fees	16,509	20,979		-		-		-	(4,470)
Signage revenue	8,347	8,347		-		-		-	-
Management and leasing fees	6,435	2,854		3,459		320		-	(198)
Lease termination fees	7,129	5,432		182		198		-	1,317
Other income	9,595	3,254		5,530		283		-	528
Total revenues	685,858	380,972		134,317		90,997		-	79,572
Operating expenses	261,080	157,622		48,290		34,091		-	21,077
Depreciation and amortization	135,486	69,387		30,619		15,457		-	20,023
General and administrative	54,323	8,881		6,873		5,169		-	33,400
Cleveland Medical Mart development project	15,151	-		-		-		-	15,151
Acquisition related costs	3,350	-		-		-		-	3,350
Total expenses	469,390	235,890		85,782		54,717		-	93,001
Operating income (loss)	216,468	145,082		48,535		36,280		-	(13,429)
(Loss) applicable to Toys	(36,861)	-		-		-		(36,861)	-
Income (loss) from partially owned entities	1,472	4,226		(2,449)		423		-	(728)
Income from Real Estate Fund	34,470	-		-		-		-	34,470
Interest and other investment
income (loss), net	26,416	1,443		6		(48)		-	25,015
Interest and debt expense	(121,762)	(42,835)		(27,854)		(12,435)		-	(38,638)
Net gain on disposition of wholly owned and
partially owned assets	1,005	-		-		-		-	1,005
Income (loss) before income taxes	121,208	107,916		18,238		24,220		(36,861)	7,695
Income tax expense	(2,877)	(961)		(805)		(749)		-	(362)
Income (loss) from continuing operations	118,331	106,955		17,433		23,471		(36,861)	7,333
Income (loss) from discontinued operations	63,990	-		-		64,136		-	(146)
Net income (loss)	182,321	106,955		17,433		87,607		(36,861)	7,187
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(14,930)	(1,381)		-		(13)		-	(13,536)
Net income (loss) attributable to
Vornado Realty L.P.	167,391	105,574		17,433		87,594		(36,861)	(6,349)
Interest and debt expense(2)	179,461	54,546		31,245		13,715		37,730	42,225
Depreciation and amortization(2)	182,131	74,573		35,248		16,348		33,882	22,080
Income tax (benefit) expense (2)	(22,366)	1,030		852		749		(25,697)	700
EBITDA(1)	$506,617	$235,723	(3)	$84,778	(4)	$118,406	(5)	$9,054	$58,656	(6)

_____________________________

See notes on page 52.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2013 and 2012 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$484,016	$245,948		$118,014		$64,554		$-	$55,500
Straight-line rent adjustments	20,647	17,065		1,258		2,276		-	48
Amortization of acquired below-market
leases, net	12,570	7,623		508		2,950		-	1,489
Total rentals	517,233	270,636		119,780		69,780		-	57,037
Tenant expense reimbursements	71,409	36,985		10,862		20,986		-	2,576
Cleveland Medical Mart development project	56,304	-		-		-		-	56,304
Fee and other income:
BMS cleaning fees	16,982	23,911		-		-		-	(6,929)
Signage revenue	4,879	4,879		-		-		-	-
Management and leasing fees	4,546	1,113		2,384		1,068		-	(19)
Lease termination fees	479	233		128		1		-	117
Other income	6,151	576		4,968		373		-	234
Total revenues	677,983	338,333		138,122		92,208		-	109,320
Operating expenses	243,485	143,190		47,416		33,708		-	19,171
Depreciation and amortization	128,372	56,665		35,017		18,495		-	18,195
General and administrative	46,832	6,654		6,231		6,367		-	27,580
Cleveland Medical Mart development project	53,935	-		-		-		-	53,935
Acquisition related costs	2,559	-		-		-		-	2,559
Total expenses	475,183	206,509		88,664		58,570		-	121,440
Operating income (loss)	202,800	131,824		49,458		33,638		-	(12,120)
(Loss) applicable to Toys	(19,190)	-		-		-		(19,190)	-
Income (loss) from partially owned entities	12,563	6,851		(519)		294		-	5,937
Income from Real Estate Fund	20,301	-		-		-		-	20,301
Interest and other investment
(loss) income, net	(49,172)	1,057		29		6		-	(50,264)
Interest and debt expense	(124,320)	(36,407)		(27,999)		(16,170)		-	(43,744)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	47,838	103,325		20,969		17,768		(19,190)	(75,034)
Income tax expense	(7,479)	(1,064)		(852)		-		-	(5,563)
Income (loss) from continuing operations	40,359	102,261		20,117		17,768		(19,190)	(80,597)
Income (loss) from discontinued operations	17,869	(32)		2,956		16,254		-	(1,309)
Net income (loss)	58,228	102,229		23,073		34,022		(19,190)	(81,906)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(14,721)	(2,998)		-		97		-	(11,820)
Net income (loss) attributable to
Vornado Realty L.P.	43,507	99,231		23,073		34,119		(19,190)	(93,726)
Interest and debt expense(2)	190,942	46,413		32,549		20,102		37,293	54,585
Depreciation and amortization(2)	184,028	63,664		39,656		22,131		32,505	26,072
Income tax (benefit) expense(2)	(5,214)	1,113		1,034		-		(14,103)	6,742
EBITDA(1)	$413,263	$210,421	(3)	$96,312	(4)	$76,352	(5)	$36,505	$(6,327)	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Office	$158,186	$142,077
	Retail	57,230	45,577
	Alexander's (decrease due to sale of Kings Plaza in November 2012)	10,213	13,026
	Hotel Pennsylvania	10,094	9,741
	Total New York	$235,723	$210,421

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Office, excluding the Skyline Properties (a)	$66,136	$74,953
	Skyline properties	7,543	10,661
	Total Office	73,679	85,614
	Residential	11,099	10,698
	Total Washington, DC	$84,778	$96,312

	(a)	2012 includes EBITDA from discontinued operations and other items that affect comparability, aggregating $5,423. Excluding these items, EBITDA was $69,530.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$101,529	$52,268
	Regional malls(b)	16,877	24,084
	Total Retail properties	$118,406	$76,352

	(a)

Includes EBITDA from discontinued operations, net gains on sale of real estate, and other items that affect comparability, aggregating $64,506 and $15,631 for the three months ended June 30, 2013 and 2012, respectively. Excluding these items, EBITDA was $37,023 and $36,637, respectively.

	(b)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate, and other items that affect comparability, aggregating $8,449. Excluding these items, EBITDA was $15,635.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2013 and 2012 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	(Loss) income before net realized/unrealized gains	$(1,713)	$170
	Net unrealized gains	8,398	5,284
	Carried interest	13,426	2,541
	Total	20,111	7,995
	Merchandise Mart Building, 7 West 34th Street and trade shows	22,448	17,349
	555 California Street	11,022	10,377
	LNR(a)	-	11,671
	Lexington(b)	-	7,703
	Other investments	8,014	11,523
		61,595	66,618
	Corporate general and administrative expenses(c)	(24,831)	(21,812)
	Investment income and other, net(c)	16,709	15,294
	Income (loss) from the mark-to-market of J.C. Penney derivative position	9,065	(58,732)
	Acquisition related costs	(3,350)	(2,559)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(1,542)	-
	Net gain on sale of residential condominiums	1,005	1,274
	Merchandise Mart discontinued operations	5	(6,410)
		$58,656	$(6,327)

	(a)	On April 22, 2013, LNR was sold.

	(b)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

	(c)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Three Months
	Ended June 30,
	2013	2012
Region:
New York City metropolitan area	74%	70%
Washington, DC / Northern Virginia metropolitan area	23%	26%
Puerto Rico	1%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $685,858,000 in the three months ended June 30, 2013, compared to $677,983,000 in the prior year’s quarter, an increase of $7,875,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Property rentals:
Acquisitions and other	$20,977		$23,400	$-	$(2,423)	$-
Properties taken out of service for
redevelopment	(1,309)		(296)	90	(1,018)	(85)
Hotel Pennsylvania	2,159		2,159	-	-	-
Trade Shows	1,229		-	-	-	1,229
Same store operations	4,905		5,422	(5,390)	1,829	3,044
	27,961		30,685	(5,300)	(1,612)	4,188

Tenant expense reimbursements:
Acquisitions and other	2,597		1,393	95	1,109	-
Properties taken out of service for
redevelopment	(788)		(66)	(60)	(661)	(1)
Same store operations	2,441		473	(231)	594	1,605
	4,250		1,800	(196)	1,042	1,604

Cleveland Medical Mart development
project	(39,314)	(1)	-	-	-	(39,314)	(1)

Fee and other income:
BMS cleaning fees	(473)		(2,932)	-	-	2,459	(2)
Signage revenue	3,468		3,468	-	-	-
Management and leasing fees	1,889		1,741	1,075	(748)	(179)
Lease termination fees	6,650		5,199	54	197	1,200
Other income	3,444		2,678	562	(90)	294
	14,978		10,154	1,691	(641)	3,774

Total increase (decrease) in revenues	$7,875		$42,639	$(3,805)	$(1,211)	$(29,748)

(1)	Primarily due to the project nearing completion. This decrease in revenue is offset by a decrease in development costs expensed in the period. See note (3) on page 55.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 55.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $469,390,000 in the three months ended June 30, 2013, compared to $475,183,000 in the prior year’s quarter, a decrease of $5,793,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$9,297		$9,557	$-	$(260)	$-
Properties taken out of service for
redevelopment	(3,503)		(346)	(134)	(2,441)	(582)
Non-reimbursable expenses, including
bad debt reserves	6,636		3,201	693	2,006	736
Hotel Pennsylvania	1,773		1,773	-	-	-
Trade Shows	856		-	-	-	856
BMS expenses	(506)		(2,965)	-	-	2,459	(2)
Same store operations	3,042		3,212	315	1,078	(1,563)
	17,595		14,432	874	383	1,906

Depreciation and amortization:
Acquisitions and other	13,195		13,771	-	(576)	-
Properties taken out of service for
redevelopment	(6,153)		(201)	(3,621)	(2,413)	82
Same store operations	72		(848)	(777)	(49)	1,746
	7,114		12,722	(4,398)	(3,038)	1,828

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	2,468		-	-	-	2,468
Severance costs (primarily reduction
in force at the Merchandise Mart)	1,542		-	-	-	1,542
Same store operations	3,481		2,227	642	(1,198)	1,810
	7,491		2,227	642	(1,198)	5,820

Cleveland Medical Mart development
project	(38,784)	(3)	-	-	-	(38,784)	(3)

Acquisition related costs	791		-	-	-	791

Total (decrease) increase in expenses	$(5,793)		$29,381	$(2,882)	$(3,853)	$(28,439)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 54.

(3)	Primarily due to the project nearing completion. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 54.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

(Loss) Income Applicable to Toys

In the three months ended June 30, 2013, we recognized a net loss of $36,861,000 from our investment in Toys, comprised of $38,708,000 for our 32.6% share of Toys’ net loss, partially offset by $1,847,000 of management fee income.  In the three months ended June 30, 2012, we recognized a net loss of $19,190,000 from our investment in Toys, comprised of $21,561,000 for our 32.5% share of Toys’ net loss, partially offset by $2,371,000 of management fee income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2013 and 2012.

	Percentage	For the Three Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (decrease due to sale of Kings Plaza
in November 2012)	32.4%	$5,751	$7,848
India real estate ventures	4.0%-36.5%	(414)	(3,815)
Partially owned office buildings:
280 Park Avenue	49.5%	(2,021)	(1,955)
Warner Building	55.0%	(1,996)	(1,589)
666 Fifth Avenue Office Condominium	49.5%	1,899	1,785
330 Madison Avenue	25.0%	1,185	18
Rosslyn Plaza	43.7%-50.4%	(1,005)	145
1101 17th Street	55.0%	236	646
West 57th Street Properties	50.0%	196	252
One Park Avenue	30.3%	(83)	303
Fairfax Square	20.0%	(18)	(40)
Other partially owned office buildings	Various	565	555
Other investments:
Independence Plaza	50.1%	(1,118)	1,733
Monmouth Mall	50.0%	426	298
Lexington (1)	n/a	-	(236)
LNR (2)	n/a	-	9,469
Downtown Crossing, Boston (3)	n/a	16	(500)
Other investments (4)	Various	(2,147)	(2,354)
		$1,472	$12,563

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(2)		On April 22, 2013, LNR was sold for $1.053 billion. We owned 26.2% of LNR and received net proceeds of approximately $241,000.

(3)		On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended June 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended June 30,
	2013	2012
Net investment income (loss)	$877	$(834)
Net unrealized gains	33,593	21,135
Income from Real Estate Fund	34,470	20,301
Less (income) attributable to noncontrolling interests	(14,359)	(12,306)
Income from Real Estate Fund attributable to Vornado (1)	$20,111	$7,995
___________________________________

(1)

Excludes management, leasing and development fees of $827 and $717 for the three months ended June 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was income of $26,416,000 in the three months ended June 30, 2013, compared to a loss of $49,172,000 in the prior year’s quarter, an increase of $75,588,000. This increase resulted from:

(Amounts in thousands)
J.C. Penney derivative position ($9,065 mark-to-market gain in the current year's quarter, compared to a
$58,732 mark-to-market loss in the prior year's quarter)	$67,797
Income from prepayment penalties in connection with the repayment of a mezzanine loan	5,267
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	2,468
Other, net	56
$75,588

Interest and Debt Expense

Interest and debt expense was $121,762,000 in the three months ended June 30, 2013, compared to $124,320,000 in the prior year’s quarter, a decrease of $2,558,000.  This decrease was primarily due to $8,887,000 of higher capitalized interest in the current year’s quarter, partially offset by interest expense of $5,017,000 from the financing of the retail condominium at 666 Fifth Avenue and the Outlets at Bergen Town Center in the first quarter of 2013 and $1,877,000 from the refinancing of 1290 Avenue of the Americas in November 2012.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended June 30, 2013, we recognized a $1,005,000 net gain from the sale of residential condominiums, compared to a $4,856,000 net gain in the prior year’s quarter, primarily from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $2,877,000 in the three months ended June 30, 2013, compared to $7,479,000 in the prior year’s quarter, a decrease of $4,602,000.  This decrease resulted primarily from a $4,277,000 income tax provision in the prior year’s quarter applicable to a taxable REIT subsidiary that was liquidated in the fourth quarter of 2012.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
(Amounts in thousands)	2013	2012
Total revenues	$4,668	$45,286
Total expenses	3,850	30,802
	818	14,484
Net gains on sale of:
901 Market Street, Philadelphia	33,058	-
The Plant	32,169	-
Other real estate	438	16,896
Impairment losses	(2,493)	(13,511)
Income from discontinued operations	$63,990	$17,869

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $14,930,000 in the three months ended June 30, 2013, compared to $14,721,000 in the prior year’s quarter, an increase of $209,000.

Preferred Unit Distributions

Preferred unit distributions were $20,716,000 in the three months ended June 30, 2013, compared to $21,660,000 in the prior year’s quarter, a decrease of $944,000.  This decrease resulted primarily from the redemption of (i) $180,000,000 of 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012, (ii) $75,000,000 of 7.0% Series E cumulative redeemable preferred units in August 2012, and (iii) $262,500,000 of 6.75% Series F and Series H cumulative redeemable preferred units in February 2013, partially offset by the issuance of (iv) $300,000,000 of 5.70% Series K cumulative redeemable preferred units in July 2012, and (v) $300,000,000 of 5.40% Series L cumulative redeemable preferred units in January 2013.

Preferred Unit Redemptions

In the three months ended June 30, 2013, we recognized an $8,100,000 discount from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

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

Below are reconciliations of EBITDA to the same store EBITDA on a GAAP basis for each of our segments for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended June 30, 2013	$235,723	$84,778	$118,406
Add-back:
Non-property level overhead expenses included above	8,881	6,873	5,169
Less EBITDA from:
Acquisitions	(14,810)	-	-
Dispositions, including net gains on sale	(2)	27	(64,466)
Properties taken out-of-service for redevelopment	(4,900)	(1,066)	(916)
Other non-operating (income) expense	(5,677)	422	839
GAAP basis same store EBITDA for the three months ended June 30, 2013	$219,215	$91,034	$59,032

EBITDA for the three months ended June 30, 2012	$210,421	$96,312	$76,352
Add-back:
Non-property level overhead expenses included above	6,654	6,231	6,367
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	(2,936)	(5,423)	(22,368)
Properties taken out-of-service for redevelopment	(5,123)	(1,450)	152
Other non-operating expense (income)	873	640	(3,265)
GAAP basis same store EBITDA for the three months ended June 30, 2012	$209,889	$96,310	$57,238

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended June 30, 2013 and June 30, 2012(1)	$9,326	$(5,276)	$1,794

% increase (decrease) in GAAP basis same store EBITDA	4.4%	(5.5%)	3.1%

(1) See notes on following page

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Notes to preceding tabular information

New York:

The $9,326,000 increase in New York GAAP basis same store EBITDA resulted primarily from an increase in Office and Retail GAAP basis same store EBITDA of $7,687,000 and $1,223,000, respectively.  The $7,687,000 increase in Office GAAP basis same store EBITDA resulted primarily from an increase in (i) rental revenue of $4,250,000 (due to a $3.97 increase in average annual rents per square foot to $56.60 from $52.63, partially offset by a 70 basis point decrease in average same store occupancy to 95.6% from 96.3%), and (ii) signage revenue and management and leasing fees of $4,757,000, partially offset by (iii) higher operating expenses, net of reimbursements.  The $1,223,000 increase in Retail GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $1,172,000 (due to a $4.97 increase in average annual rents per square foot to $118.22 from $113.25).

Washington, DC:

The $5,276,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from a decrease in rental revenue of $5,390,000, primarily due to a 460 basis point decrease in office average same store occupancy to 80.1% from 84.7%, a significant portion of which resulted from the effects of the BRAC statute (see page 49).

Retail Properties:

The $1,794,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from an increase in Strips GAAP basis same store EBITDA of $1,576,000, which resulted primarily from higher rental revenue of $1,423,000, due to a 140 basis point increase in average same store occupancy to 93.0% from 91.6%.

Results of Operations – Three Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended June 30, 2013	$219,215	$91,034	$59,032
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(25,862)	(2,597)	(3,216)
Cash basis same store EBITDA for the three months ended June 30, 2013	$193,353	$88,437	$55,816

GAAP basis same store EBITDA for the three months ended June 30, 2012	$209,889	$96,310	$57,238
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(32,142)	(2,360)	(3,654)
Cash basis same store EBITDA for the three months ended June 30, 2012	$177,747	$93,950	$53,584

Increase (decrease) in Cash basis same store EBITDA -
Three months ended June 30, 2013 vs. June 30, 2012	$15,606	$(5,513)	$2,232

% increase (decrease) in Cash basis same store EBITDA	8.8%	(5.9%)	4.2%

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2013 and 2012

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to our Other segment.  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2013 and 2012.

(Amounts in thousands)	For the Six Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,018,247	$561,494		$225,005		$128,785		$-	$102,963
Straight-line rent adjustments	32,297	17,859		4,008		2,367		-	8,063
Amortization of acquired below-market
leases, net	28,506	19,033		1,022		5,775		-	2,676
Total rentals	1,079,050	598,386		230,035		136,927		-	113,702
Tenant expense reimbursements	152,415	81,456		20,802		42,404		-	7,753
Cleveland Medical Mart development project	29,133	-		-		-		-	29,133
Fee and other income:
BMS cleaning fees	33,173	42,001		-		-		-	(8,828)
Signage revenue	14,828	14,828		-		-		-	-
Management and leasing fees	11,693	4,918		6,266		799		-	(290)
Lease termination fees	67,155	5,490		550		59,797		-	1,318
Other income	18,390	3,969		11,395		859		-	2,167
Total revenues	1,405,837	751,048		269,048		240,786		-	144,955
Operating expenses	520,953	317,853		95,612		68,090		-	39,398
Depreciation and amortization	277,570	145,621		61,569		32,177		-	38,203
General and administrative	108,905	17,703		13,798		10,584		-	66,820
Cleveland Medical Mart development project	26,525	-		-		-		-	26,525
Acquisition related costs	3,951	-		-		-		-	3,951
Total expenses	937,904	481,177		170,979		110,851		-	174,897
Operating income (loss)	467,933	269,871		98,069		129,935		-	(29,942)
(Loss) applicable to Toys	(35,102)	-		-		-		(35,102)	-
Income (loss) from partially owned entities	22,238	9,831		(4,542)		1,324		-	15,625
Income from Real Estate Fund	51,034	-		-		-		-	51,034
Interest and other investment (loss)
income, net	(22,658)	2,608		82		4		-	(25,352)
Interest and debt expense	(243,650)	(83,453)		(56,104)		(24,076)		-	(80,017)
Net loss on disposition of wholly owned and
partially owned assets	(35,719)	-		-		-		-	(35,719)
Income (loss) before income taxes	204,076	198,857		37,505		107,187		(35,102)	(104,371)
Income tax expense	(3,950)	(1,233)		(1,183)		(749)		-	(785)
Income (loss) from continuing operations	200,126	197,624		36,322		106,438		(35,102)	(105,156)
Income from discontinued operations	271,122	-		-		270,849		-	273
Net income (loss)	471,248	197,624		36,322		377,287		(35,102)	(104,883)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(26,216)	(2,962)		-		(109)		-	(23,145)
Net income (loss) attributable to
Vornado Realty L.P.	445,032	194,662		36,322		377,178		(35,102)	(128,028)
Interest and debt expense(2)	368,241	104,235		62,998		27,938		80,912	92,158
Depreciation and amortization(2)	376,316	152,986		70,396		34,867		71,556	46,511
Income tax expense(2)	38,393	1,377		1,306		749		33,649	1,312
EBITDA(1)	$1,227,982	$453,260	(3)	$171,022	(4)	$440,732	(5)	$151,015	$11,953	(6)

__________________________

See notes on page 64.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2013 and 2012 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$958,447	$479,884		$240,818		$129,146		$-	$108,599
Straight-line rent adjustments	41,966	34,194		3,115		3,580		-	1,077
Amortization of acquired below-market
leases, net	26,313	15,318		1,031		7,107		-	2,857
Total rentals	1,026,726	529,396		244,964		139,833		-	112,533
Tenant expense reimbursements	141,906	73,697		20,870		41,962		-	5,377
Cleveland Medical Mart development project	111,363	-		-		-		-	111,363
Fee and other income:
BMS cleaning fees	32,492	46,558		-		-		-	(14,066)
Signage revenue	9,469	9,469		-		-		-	-
Management and leasing fees	9,300	2,221		5,167		1,904		-	8
Lease termination fees	890	256		128		1		-	505
Other income	14,164	2,333		10,558		714		-	559
Total revenues	1,346,310	663,930		281,687		184,414		-	216,279
Operating expenses	489,462	288,862		93,618		68,189		-	38,793
Depreciation and amortization	259,767	110,424		77,570		36,256		-	35,517
General and administrative	102,122	15,241		13,181		12,700		-	61,000
Cleveland Medical Mart development project	106,696	-		-		-		-	106,696
Acquisition related costs	3,244	-		-		-		-	3,244
Total expenses	961,291	414,527		184,369		117,145		-	245,250
Operating income (loss)	385,019	249,403		97,318		67,269		-	(28,971)
Income applicable to Toys	97,281	-		-		-		97,281	-
Income (loss) from partially owned entities	32,223	11,036		(2,389)		698		-	22,878
Income from Real Estate Fund	32,063	-		-		-		-	32,063
Interest and other investment (loss)
income, net	(33,507)	2,109		73		20		-	(35,709)
Interest and debt expense	(254,379)	(72,548)		(57,097)		(32,522)		-	(92,212)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	263,556	190,000		37,905		35,465		97,281	(97,095)
Income tax expense	(14,304)	(1,665)		(1,302)		-		-	(11,337)
Income (loss) from continuing operations	249,252	188,335		36,603		35,465		97,281	(108,432)
Income (loss) from discontinued operations	89,240	(640)		4,542		26,473		-	58,865
Net income (loss)	338,492	187,695		41,145		61,938		97,281	(49,567)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(24,318)	(5,174)		-		211		-	(19,355)
Net income (loss) attributable to
Vornado Realty L.P.	314,174	182,521		41,145		62,149		97,281	(68,922)
Interest and debt expense(2)	384,024	93,471		66,206		40,540		68,862	114,945
Depreciation and amortization(2)	375,201	125,575		87,916		44,406		67,211	50,093
Income tax expense(2)	46,226	1,806		1,557		-		29,100	13,763
EBITDA(1)	$1,119,625	$403,373	(3)	$196,824	(4)	$147,095	(5)	$262,454	$109,879	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Office	$304,482	$277,257
	Retail	117,612	90,497
	Alexander's (decrease due to sale of Kings Plaza in November 2012)	20,754	26,397
	Hotel Pennsylvania	10,412	9,222
	Total New York	$453,260	$403,373

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Office, excluding the Skyline Properties (a)	$133,243	$153,287
	Skyline properties	15,705	22,191
	Total Office	148,948	175,478
	Residential	22,074	21,346
	Total Washington, DC	$171,022	$196,824

	(a)	2012 includes EBITDA from discontinued operations and other items that affect comparability, aggregating $9,962. Excluding these items, EBITDA was $143,325.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$204,890	$99,176
	Regional malls(b)	235,842	47,919
	Total Retail properties	$440,732	$147,095

	(a)

Includes income from discontinued operations, net gains on sale of real estate, and other items that affect comparability, aggregating $130,784 and $26,093 for the six months ended June 30, 2013 and 2012, respectively. Excluding these items, EBITDA was $74,106 and $73,083, respectively.

	(b)

Includes income from discontinued operations, net gains on sale of real estate, and other items that affect comparability, aggregating $203,090 and $16,728 for the six months ended June 30, 2013 and 2012, respectively. Excluding these items, EBITDA was $32,752 and $31,191, respectively.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2013 and 2012 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	(Loss) income before net realized/unrealized gains	$(251)	$2,288
	Net unrealized gains	11,777	6,995
	Carried interest	15,609	2,541
	Total	27,135	11,824
	Merchandise Mart Building, 7 West 34th Street and trade shows	37,161	32,649
	555 California Street	21,651	20,692
	LNR(a)	20,443	27,233
	Lexington(b)	6,931	16,921
	Other investments	12,890	20,823
		126,211	130,142
	Corporate general and administrative expenses(c)	(47,587)	(44,129)
	Investment income and other, net(c)	28,045	27,628
	Non-cash impairment loss on J.C. Penney common shares	(39,487)	-
	Loss on sale of J.C. Penney common shares	(36,800)	-
	Loss from the mark-to-market of J.C. Penney derivative position	(13,475)	(57,687)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(4,154)	(506)
	Acquisition related costs	(3,951)	(3,244)
	Merchandise Mart discontinued operations (including net gains on sale of assets)	2,146	56,401
	Net gain on sale of residential condominiums	1,005	1,274
		$11,953	$109,879

	(a)	On April 22, 2013, LNR was sold.

	(b)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

	(c)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Six Months
	Ended June 30,
	2013	2012
Region:
New York City metropolitan area	73%	69%
Washington, DC / Northern Virginia metropolitan area	24%	27%
Puerto Rico	1%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $1,405,837,000 for the six months ended June 30, 2013, compared to $1,346,310,000 in the prior year’s six months, an increase of $59,527,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$51,709		$55,626	$-	$(3,917)		$-
Properties taken out of service for
redevelopment	(4,983)		(448)	(2,258)	(2,174)		(103)
Hotel Pennsylvania	4,416		4,416	-	-		-
Trade Shows	(3,076)		-	-	-		(3,076)
Same store operations	4,258		9,396	(12,671)	3,185		4,348
	52,324		68,990	(14,929)	(2,906)		1,169

Tenant expense reimbursements:
Acquisitions and other	2,930		3,530	(341)	(259)		-
Properties taken out of service for
redevelopment	(1,766)		(135)	(132)	(1,401)		(98)
Same store operations	9,345		4,364	405	2,102		2,474
	10,509		7,759	(68)	442		2,376

Cleveland Medical Mart development
project	(82,230)	(1)	-	-	-		(82,230)	(1)

Fee and other income:
BMS cleaning fees	681		(4,557)	-	-		5,238	(2)
Signage revenue	5,359		5,359	-	-		-
Management and leasing fees	2,393		2,697	1,099	(1,105)		(298)
Lease termination fees	66,265		5,234	422	59,796	(3)	813
Other income	4,226		1,636	837	145		1,608
	78,924		10,369	2,358	58,836		7,361

Total increase (decrease) in revenues	$59,527		$87,118	$(12,639)	$56,372		$(71,324)

(1)	Primarily due to the project nearing completion. This decrease in revenue is offset by a decrease in development costs expensed in the period. See note (3) on page 67.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 67.

(3)	Results primarily from income recognized in the first quarter of 2013 in connection with the settlement of the Stop & Shop litigation.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $937,904,000 for the six months ended June 30, 2013, compared to $961,291,000 in the prior year’s six months, a decrease of $23,387,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$20,219		$20,741	$-	$(522)	$-
Properties taken out of service for
redevelopment	(7,477)		(1,006)	(734)	(4,599)	(1,138)
Non-reimbursable expenses, including
bad debt reserves	6,907		2,830	1,518	1,430	1,129
Hotel Pennsylvania	3,170		3,170	-	-	-
Trade Shows	(2,453)		-	-	-	(2,453)
BMS expenses	1,411		(3,827)	-	-	5,238	(2)
Same store operations	9,714		7,083	1,210	3,592	(2,171)
	31,491		28,991	1,994	(99)	605

Depreciation and amortization:
Acquisitions and other	31,012		31,843	-	(831)	-
Properties taken out of service for
redevelopment	(19,550)		(195)	(16,145)	(3,210)	-
Same store operations	6,341		3,549	144	(38)	2,686
	17,803		35,197	(16,001)	(4,079)	2,686

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	1,787		-	-	-	1,787
Severance costs (primarily reduction
in force at the Merchandise Mart)	3,648		-	-	-	3,648
Same store operations	1,348		2,462	617	(2,116)	385
	6,783		2,462	617	(2,116)	5,820

Cleveland Medical Mart development
project	(80,171)	(3)	-	-	-	(80,171)	(3)

Acquisition related costs	707		-	-	-	707

Total (decrease) increase in expenses	$(23,387)		$66,650	$(13,390)	$(6,294)	$(70,353)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 66.

(3)	Primarily due to the project nearing completion. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 66.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

(Loss) Income Applicable to Toys

In the fourth quarter of 2012, we recorded a $40,000,000 non-cash impairment loss on our investment in Toys and disclosed, that if current facts don’t change, our share of Toys’ undistributed income, which in accordance with the equity method of accounting, would increase the carrying amount of our investment above fair value, would require an offsetting impairment loss.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount.

In the six months ended June 30, 2013, we recognized a net loss of $35,102,000 from our investment in Toys, comprised of $39,834,000 for our 32.6% share of Toys’ net income, partially offset by a $78,542,000 impairment loss (see above), and $3,606,000 of management fee income.  In the six months ended June 30, 2012, we recognized net income of $97,281,000 from our investment in Toys, comprised of $92,623,000 for our 32.5% share of Toys’ net income and $4,658,000 of management fee income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the six months ended June 30, 2013 and 2012.

	Percentage	For the Six Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (decrease due to sale of Kings Plaza
in November 2012)	32.4%	$11,827	$15,869
Lexington (1)	n/a	(979)	694
LNR (2)	n/a	18,731	22,719
India real estate ventures	4.0%-36.5%	(1,181)	(4,608)
Partially owned office buildings:
280 Park Avenue	49.5%	(4,590)	(7,550)
Warner Building	55.0%	(4,342)	(4,599)
666 Fifth Avenue Office Condominium	49.5%	3,918	3,500
330 Madison Avenue	25.0%	2,489	812
Rosslyn Plaza	43.7%-50.4%	(1,451)	303
1101 17th Street	55.0%	620	1,329
One Park Avenue	30.3%	374	634
West 57th Street Properties	50.0%	368	565
Fairfax Square	20.0%	(63)	(52)
Other partially owned office buildings	Various	1,053	1,082
Other investments:
Independence Plaza	50.1%	(1,118)	3,415
Monmouth Mall	50.0%	1,285	660
Downtown Crossing, Boston (3)	n/a	(2,358)	(834)
Other investments (4)	Various	(2,345)	(1,716)
		$22,238	$32,223

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(2)		On April 22, 2013, LNR was sold for $1.053 billion. We owned 26.2% of LNR and received net proceeds of approximately $241,000.

(3)

On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest. In connection therewith, we recognized a $2,335 impairment loss in the first quarter.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the six months ended June 30, 2013 and 2012.

(Amounts in thousands)	For the Six Months Ended June 30,
	2013	2012
Net investment income	$3,925	$4,084
Net unrealized gains	47,109	27,979
Income from Real Estate Fund	51,034	32,063
Less (income) attributable to noncontrolling interests	(23,899)	(20,239)
Income from Real Estate Fund attributable to Vornado (1)	$27,135	$11,824
___________________________________

(1)

Excludes management, leasing and development fees of $1,676 and $1,420 for the six months ended June 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was a loss of $22,658,000 in the six months ended June 30, 2013, compared to loss of $33,507,000 in the prior year’s six months, an increase in income of $10,849,000. This increase resulted from:

(Amounts in thousands)

J.C. Penney derivative position ($13,475 mark-to-market loss in 2013, compared to a
$57,687 mark-to-market loss in the prior year)	$44,212
Non-cash impairment loss on J.C. Penney common shares in 2013	(39,487)
Lower dividends and interest on marketable securities	(5,553)
Income from prepayment penalties in connection with the repayment of a mezzanine loan	5,267
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	1,787
Other, net	4,623
$10,849

Interest and Debt Expense

Interest and debt expense was $243,650,000 in the six months ended June 30, 2013, compared to $254,379,000 in the prior year’s six months, a decrease of $10,729,000.  This decrease was primarily due to $17,131,000 of higher capitalized interest in the current period, partially offset by interest expense of $6,315,000 from the financing of the retail condominium at 666 Fifth Avenue and the Outlets at Bergen Town Center in the first quarter of 2013.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the six months ended June 30, 2013, we recognized a $35,719,000 loss on disposition of wholly owned and partially owned assets (primarily from the sale of 10,000,000 J.C. Penney common shares), compared to a $4,856,000 net gain in the prior year’s six months (primarily from the sale of residential condominiums and marketable securities).

Income Tax Expense

Income tax expense was $3,950,000 in the six months ended June 30, 2013, compared to $14,304,000 in the prior year’s six months, a decrease of $10,354,000.  This decrease resulted primarily from an $8,554,000 income tax provision in the prior year’s six months applicable to a taxable REIT subsidiary that was liquidated in the fourth quarter of 2012.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Total revenues	$29,391	$106,134
Total expenses	22,256	76,096
	7,135	30,038
Net gains on sale of:
Green Acres Mall	202,275	-
901 Market Street, Philadelphia	33,058	-
The Plant	32,169	-
350 West Mart Center	-	54,911
Other real estate	492	17,802
Impairment losses	(4,007)	(13,511)
Income from discontinued operations	$271,122	$89,240

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $26,216,000 in the six months ended June 30, 2013, compared to $24,318,000 in the prior year’s six months, an increase of $1,898,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $43,204,000 in the six months ended June 30, 2013, compared to $43,321,000 in the prior year’s six months, a decrease of $117,000.

Preferred Unit Redemptions

In the six months ended June 30, 2013, we recognized $1,130,000 of expense in connection with preferred unit redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred units in February 2013, partially offset by an $8,100,000 discount from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We present same store EBITDA on both a GAAP basis and a cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the six months ended June 30, 2013	$453,260	$171,022	$440,732
Add-back:
Non-property level overhead expenses included above	17,703	13,798	10,584
Less EBITDA from:
Acquisitions	(33,240)	-	-
Dispositions, including net gains on sale	-	(71)	(274,050)
Properties taken out-of-service for redevelopment	(9,309)	(2,806)	(1,383)
Other non-operating (income) expense	(6,887)	54	(58,943)
GAAP basis same store EBITDA for the six months ended June 30, 2013	$421,527	$181,997	$116,940

EBITDA for the six months ended June 30, 2012	$403,373	$196,824	$147,095
Add-back:
Non-property level overhead expenses included above	15,241	13,181	12,700
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	(5,408)	(9,962)	(39,734)
Properties taken out-of-service for redevelopment	(9,903)	(6,065)	(9)
Other non-operating expense (income)	93	531	(6,615)
GAAP basis same store EBITDA for the six months ended June 30, 2012	$403,396	$194,509	$113,437

Increase (decrease) in GAAP basis same store EBITDA -
Six months ended June 30, 2013 and June 30, 2012(1)	$18,131	$(12,512)	$3,503

% increase (decrease) in GAAP basis same store EBITDA	4.5%	(6.4%)	3.1%

(1) See notes on following page

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Notes to preceding tabular information

New York:

The $18,131,000 increase in New York GAAP basis same store EBITDA resulted primarily from an increase in Office and Retail GAAP basis same store EBITDA of $13,900,000 and $3,014,000, respectively.  The $13,900,000 increase in Office GAAP basis same store EBITDA resulted primarily from an increase in (i) rental revenue of $7,596,000 (due to a $4.51 increase in average annual rents per square foot to $57.03 from $52.52, partially offset by a 150 basis point decrease in average same store occupancy to 94.8% from 96.3%), and (ii) signage revenue and management and leasing fees of $8,243,000, partially offset by (iii) higher operating expenses, net of reimbursements.  The $3,014,000 increase in Retail GAAP basis same store EBITDA resulted primarily from an increase in (i) rental revenue of $1,800,000, (principally due a $4.34 increase in average annual rents per square foot to $117.46 from $113.12), and (ii) fee and other income of $1,116,000.

Washington, DC:

The $12,512,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from a decrease in rental revenue of $12,671,000, primarily due to a 570 basis point decrease in office average same store occupancy to 80.2% from 85.9%, a significant portion of which resulted from the effects of the BRAC statute (see page 49).

Retail Properties:

The $3,503,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from an increase in Strips GAAP basis same store EBITDA of $3,344,000, which resulted primarily from higher rental revenue of $2,841,000, due to an 80 basis point increase in average same store occupancy to 92.9% from 92.1%.

Results of Operations – Six Months Ended June 30, 2013 Compared to June 30, 2012 - continued

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the six months ended June 30, 2013	$421,527	$181,997	$116,940
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(52,073)	(6,763)	(6,412)
Cash basis same store EBITDA for the six months ended June 30, 2013	$369,454	$175,234	$110,528

GAAP basis same store EBITDA for the six months ended June 30, 2012	$403,396	$194,509	$113,437
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(64,171)	(4,482)	(6,403)
Cash basis same store EBITDA for the six months ended June 30, 2012	$339,225	$190,027	$107,034

Increase (decrease) in Cash basis same store EBITDA -
Six months ended June 30, 2013 vs. June 30, 2012	$30,229	$(14,793)	$3,494

% increase (decrease) in Cash basis same store EBITDA	8.9%	(7.8%)	3.3%

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income (Loss) to EBITDA for the Three Months Ended March 31, 2013.

			Retail
(Amounts in thousands)	New York	Washington, DC	Properties
Net income attributable to Vornado Realty L.P. for the three months ended
March 31, 2013	$89,088	$18,889	$289,584
Interest and debt expense	49,689	31,753	14,223
Depreciation and amortization	78,413	35,148	18,519
Income tax expense	347	454	-
EBITDA for the three months ended March 31, 2013	$217,537	$86,244	$322,326

Reconciliation of EBITDA to GAAP basis Same Store EBITDA – Three Months Ended June 30, 2013 vs. March 31, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended June 30, 2013	$235,723	$84,778	$118,406
Add-back:
Non-property level overhead expenses included above	8,881	6,873	5,169
Less EBITDA from:
Acquisitions	913	-	-
Dispositions, including net gains on sale	-	27	(64,466)
Properties taken out-of-service for redevelopment	(4,900)	(1,066)	(916)
Other non-operating (income) expense	(5,679)	422	839
GAAP basis same store EBITDA for the three months ended June 30, 2013	$234,938	$91,034	$59,032

EBITDA for the three months ended March 31, 2013	$217,537	$86,244	$322,326
Add-back:
Non-property level overhead expenses included above	8,821	6,925	5,415
Less EBITDA from:
Acquisitions	(3,684)	-	-
Dispositions, including net gains on sale	-	(98)	(209,583)
Properties taken out-of-service for redevelopment	(4,410)	(1,740)	(467)
Other non-operating (income) expense	(1,207)	(368)	(59,783)
GAAP basis same store EBITDA for the three months ended March 31, 2013	$217,057	$90,963	$57,908

Increase in GAAP basis same store EBITDA -
Three months ended June 30, 2013 and March 31, 2013	$17,881	$71	$1,124

% increase in GAAP basis same store EBITDA	8.2%	0.1%	1.9%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA – Three Months Ended June 30, 2013 vs. March 31, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended June 30, 2013	$234,938	$91,034	$59,032
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,108)	(2,597)	(3,216)
Cash basis same store EBITDA for the three months ended June 30, 2013	$206,830	$88,437	$55,816

GAAP basis same store EBITDA for the three months ended March 31, 2013	$217,057	$90,963	$57,908
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,740)	(4,167)	(3,196)
Cash basis same store EBITDA for the three months ended March 31, 2013	$188,317	$86,796	$54,712

Increase in Cash basis same store EBITDA -
Three months ended June 30, 2013 vs. March 31, 2013	$18,513	$1,641	$1,104

% increase in Cash basis same store EBITDA	9.8%	1.9%	2.0%

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded commitments of $246,582,000, including $61,645,000 from us.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Six Months Ended June 30, 2013

Our cash and cash equivalents were $781,655,000 at June 30, 2013, a $178,664,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $10,024,737,000 at June 30, 2013, a $1,166,597,000 decrease over the balance at December 31, 2012.  As of June 30, 2013 and December 31, 2012, $83,982,000 and $1,170,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2013 and 2014, $177,058,000 and $235,548,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $444,800,000 was comprised of (i) net income of $471,248,000, (ii) $61,190,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, (iii) return of capital from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $23,774,000, partially offset by (v) the net change in operating assets and liabilities of $168,076,000, including $30,893,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $1,070,685,000 was comprised of (i) $648,167,000 of proceeds from sales of real estate and related investments, (ii) $281,991,000 of capital distributions from partially owned entities, (iii) $240,474,000 from the sale of LNR, (iv) $160,715,000 of proceeds from the sale of marketable securities, (v) $85,450,000 from the return of the J.C. Penney derivative collateral, (vi) 47,950,000 of proceeds from repayments of mortgages and mezzanine loans receivable, and (vii) $16,596,000 of changes in restricted cash, partially offset by (viii) $113,060,000 of additions to real estate, (ix) $98,447,000 for the funding of the J.C. Penney derivative collateral, (x) $85,550,000 of development costs and construction in progress, (xi) $59,472,000 of investments in partially owned entities, (xii) $53,992,000 of acquisitions of real estate, and (xiii) 137,000 of investment in mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $1,694,149,000 was comprised of (i) $2,800,441,000 for the repayments of borrowings, (ii) $299,400,000 for purchases of outstanding preferred units, (iii) $272,825,000 of distributions to Vornado, (iv) $181,510,000 of distributions to redeemable security holders and noncontrolling interests, (v) $42,451,000 of distributions to preferred unitholders, (vi) $9,520,000 of debt issuance and other costs, and (vii) $332,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (viii) $1,583,357,000 of proceeds from borrowings, (ix) $290,536,000 of proceeds from the issuance of preferred units, (x) $33,967,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $4,470,000 of proceeds received from the exercise of Vornado stock options.

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$23,035	$10,119	$4,814	$1,855	$6,247
Tenant improvements	86,797	55,834	17,373	8,032	5,558
Leasing commissions	30,654	24,840	3,479	1,339	996
Non-recurring capital expenditures	2,163	2,163	-	-	-
Total capital expenditures and leasing
commissions (accrual basis)	142,649	92,956	25,666	11,226	12,801
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	71,961	24,978	17,393	4,576	25,014
Expenditures to be made in future
periods for the current period	(77,870)	(50,081)	(18,297)	(9,292)	(200)
Total capital expenditures and leasing
commissions (cash basis)	$136,740	$67,853	$24,762	$6,510	$37,615

Tenant improvements and leasing commissions:
Per square foot per annum	$4.14	$5.08	$6.98	$1.23	$-
Percentage of initial rent	9.6%	7.8%	16.7%	6.4%	-

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

We are in the process of renovating the Springfield Mall, which is expected to be substantially completed in 2014.  The estimated cost of this project is approximately $225,000,000, of which $21,500,000 was expended prior to 2013, $100,000,000 is expected to be expended in 2013 and the balance is to be expended in 2014.

We also plan to develop a new 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The estimated cost of this project is approximately $250,000,000; a significant portion of which is expected to be financed.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$24,707	$-	$-	$24,707	$-
220 Central Park South	10,556	-	-	-	10,556
1290 Avenue of the Americas	8,723	8,723	-	-	-
Marriott Marquis Times Square - retail
and signage	5,907	5,907	-	-	-
1540 Broadway	4,355	4,355	-	-	-
LED Signage	3,685	3,685	-	-	-
1851 South Bell Street (1900 Crystal Drive)	2,685	-	2,685	-	-
North Plainfield, New Jersey	2,045	-	-	2,045	-
Other	22,887	3,639	11,481	5,489	2,278
	$85,550	$26,309	$14,166	$32,241	$12,834

In addition to the development and redevelopment projects above, we are in the process of retenanting and repositioning 280 Park Avenue (50% owned).  Our share of the estimated cost of this project is approximately $62,000,000, of which $11,000,000 was expended prior to 2013 and $12,000,000 has been expended in 2013.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

Cash Flows for the Six Months Ended June 30, 2012

Our cash and cash equivalents were $471,363,000 at June 30, 2012, a $135,190,000 decrease over the balance at December 31, 2011.  This decrease was primarily due to cash flows from financing activities, partially offset by cash flows from operating and investing activities, as discussed below.

Cash flows provided by operating activities of $263,864,000 was comprised of (i) net income of $338,492,000, (ii) distributions of income from partially owned entities of $34,613,000, and (iii) $73,175,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, partially offset by (iv) the net change in operating assets and liabilities of $182,416,000, including $85,867,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $170,894,000 was comprised of (i) $370,037,000 of proceeds from sales of real estate and related investments, (ii) $58,460,000 of proceeds from the sale of marketable securities, (iii) $24,950,000 from the return of the J.C. Penney derivative collateral, (iv) $17,963,000 of capital distributions from partially owned entities, (v) $13,123,000 of proceeds from the repayment of loan to officer, and (vi) $1,994,000 of proceeds from repayments of mortgage and mezzanine loans receivable, partially offset by (vii) $83,368,000 of additions to real estate, (viii) $70,000,000 for the funding of the J.C. Penney derivative collateral, (ix) $58,069,000 of development costs and construction in progress, (x) $57,237,000 of investments in partially owned entities, (xi) $32,156,000 of acquisitions of real estate and other, (xii) $14,658,000 of changes in restricted cash, and (xiii) $145,000 of investment in mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $569,948,000 was comprised of (i) $1,507,220,000 for the repayments of borrowings, (ii) $256,119,000 of distributions to Vornado, (iii) $69,367,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $35,576,000 of distributions to preferred unitholders, (v) $30,034,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, and (vi) $14,648,000 of debt issuance and other costs, partially offset by (vii) $1,225,000,000 of proceeds from borrowings, (viii) $108,349,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (ix) $9,667,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the six months ended June 30, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$22,625	$10,033	$5,244	$2,665	$4,683
Tenant improvements	60,511	25,820	25,332	6,503	2,856
Leasing commissions	23,438	14,219	7,342	1,755	122
Non-recurring capital expenditures	4,877	4,095	-	-	782
Total capital expenditures and leasing
commissions (accrual basis)	111,451	54,167	37,918	10,923	8,443
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	58,095	20,667	16,603	4,917	15,908
Expenditures to be made in future
periods for the current period	(69,209)	(33,249)	(27,479)	(6,951)	(1,530)
Total capital expenditures and leasing
commissions (cash basis)	$100,337	$41,585	$27,042	$8,889	$22,821

Tenant improvements and leasing commissions:
Per square foot per annum	$3.56	$4.57	$4.91	$1.05	$-
Percentage of initial rent	8.6%	7.0%	12.7%	5.4%	-

Development and Redevelopment Expenditures in the six months ended June 30, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
510 Fifth Avenue	$8,369	$8,369	$-	$-	$-
Bergen Town Center	8,114	-	-	8,114	-
Crystal Square 5	6,976	-	6,976	-	-
Beverly Connection	5,842	-	-	5,842	-
220 Central Park South	3,108	-	-	-	3,108
1290 Avenue of the Americas	2,947	2,947	-	-	-
Poughkeepsie, New York	1,411	-	-	1,411	-
Crystal City Hotel	1,316	-	1,316	-	-
Crystal Plaza 5	1,191	-	1,191	-	-
Other	18,795	5,933	5,327	7,260	275
	$58,069	$17,249	$14,810	$22,627	$3,383

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $372,000,000.

At June 30, 2013, $22,053,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of June 30, 2013, our subsidiaries have funded approximately $3,177,000 of the commitment.

As of June 30, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $168,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2013			2012
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,353,742	2.35%	$13,537	$3,062,325	1.85%
Fixed rate	8,670,995	5.04%	-	8,129,009	5.18%
	$10,024,737	4.67%	13,537	$11,191,334	4.27%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$193,143	2.12%	1,931	$264,531	2.88%
Variable rate – Toys	699,034	5.95%	6,990	703,922	5.69%
Fixed rate (including $982,992 and
$1,148,407 of Toys debt in 2013 and 2012)	2,939,306	7.03%	-	3,030,476	7.04%
	$3,831,483	6.59%	8,921	$3,998,929	6.53%
Total change in annual net income			$22,458
Per Class A unit-diluted			$0.11

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2013, we have one interest rate cap with a principal amount of $60,000,000 and an interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.19% at June 30, 2013) to a fixed rate of 5.13% for the remaining five-year term of the loan.

As of June 30, 2013, we have investments in mezzanine loans with an aggregate carrying amount of $151,052,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of June 30, 2013, the estimated fair value of our consolidated debt was $10,081,982,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. In the three months ended June 30, 2013 and 2012, we recognized income of $9,065,000 and a loss of $58,732,000, respectively.  In the six months ended June 30, 2013 and 2012, we recognized losses of $13,475,000 and $57,687,000, respectively.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, we issued 17,933 Class A units to Vornado in connection with Vornado’s issuance of 17,933 common shares upon the redemption of Class A units held third parties. The Class A units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: August 9, 2013	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer of
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
J.P. Morgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to
Exhibit 10.49 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.50	**	-	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.51	**	-	Employment agreement between Vornado Realty Trust and Stephen W. Theriot dated	*
June 1, 2013. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11954), filed on August 5, 2013

15.1		-	Letter regarding Unaudited Interim Financial

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer
______________________________
	*		Incorporated by reference
	**		Management contract or compensation agreement

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase