Form 10-Q
period 2013-09-30
VORNADO REALTY LP
filed 2013-11-08
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$4,170,656	$4,791,049
Buildings and improvements	12,387,153	12,445,970
Development costs and construction in progress	1,077,703	920,349
Leasehold improvements and equipment	129,425	130,030
Total	17,764,937	18,287,398
Less accumulated depreciation and amortization	(3,334,920)	(3,078,667)
Real estate, net	14,430,017	15,208,731
Cash and cash equivalents	872,323	960,319
Restricted cash	320,979	183,256
Marketable securities	210,554	398,188
Tenant and other receivables, net of allowance for doubtful accounts of $22,105 and $37,674	131,479	195,718
Investments in partially owned entities	1,169,728	1,226,256
Investment in Toys "R" Us	378,615	478,041
Real Estate Fund investments	635,990	600,786
Mortgage and mezzanine loans receivable	176,388	225,359
Receivable arising from the straight-lining of rents, net of allowance of $5,106 and $3,165	804,526	759,742
Deferred leasing and financing costs, net of accumulated amortization of $261,548 and $223,670	400,970	407,126
Identified intangible assets, net of accumulated amortization of $297,391 and $346,613	275,250	406,309
Assets related to discontinued operations	27,413	634,139
Other assets	441,089	381,079
	$20,275,321	$22,065,049

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable	$8,566,582	$8,644,200
Senior unsecured notes	1,350,769	1,358,008
Revolving credit facility debt	83,982	1,170,000
Accounts payable and accrued expenses	442,623	484,746
Deferred revenue	472,805	596,067
Deferred compensation plan	111,752	105,200
Deferred tax liabilities	15,420	15,305
Liabilities related to discontinued operations	-	442,293
Other liabilities	452,456	400,934
Total liabilities	11,496,389	13,216,753
Commitments and contingencies
Redeemable partnership units:
Class A units - 11,302,612 and 11,215,682 units outstanding	950,098	898,152
Series D cumulative redeemable preferred units - 1 and 1,800,001 units outstanding	1,000	46,000
Total redeemable partnership units	951,098	944,152
Equity:
Partners' capital	8,468,555	8,443,156
Earnings less than distributions	(1,527,663)	(1,573,275)
Accumulated other comprehensive income (loss)	83,327	(18,946)
Total Vornado Realty L.P. equity	7,024,219	6,850,935
Noncontrolling interests in consolidated subsidiaries	803,615	1,053,209
Total equity	7,827,834	7,904,144
	$20,275,321	$22,065,049

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2013	2012	2013	2012

REVENUES:
Property rentals	$532,691	$511,561	$1,609,442	$1,536,216
Tenant expense reimbursements	84,638	79,215	236,580	220,679
Cleveland Medical Mart development project	4,893	72,651	34,026	184,014
Fee and other income	61,158	39,625	206,330	105,889
Total revenues	683,380	703,052	2,086,378	2,046,798
EXPENSES:
Operating	264,422	261,512	784,031	749,213
Depreciation and amortization	124,079	122,241	400,952	381,270
General and administrative	48,250	48,456	157,155	150,578
Cleveland Medical Mart development project	3,239	70,431	29,764	177,127
Acquisition related costs	2,818	1,070	6,769	4,314
Total expenses	442,808	503,710	1,378,671	1,462,502
Operating income	240,572	199,342	707,707	584,296
(Loss) income applicable to Toys "R" Us	(34,209)	(8,585)	(69,311)	88,696
Income from partially owned entities	1,453	21,268	23,691	53,491
Income from Real Estate Fund	22,913	5,509	73,947	37,572
Interest and other investment (loss) income, net	(10,275)	10,523	(32,933)	(22,984)
Interest and debt expense	(119,870)	(119,330)	(363,128)	(373,257)
Net gain (loss) on disposition of wholly owned and
partially owned assets	15,138	-	(20,581)	4,856
Income before income taxes	115,722	108,727	319,392	372,670
Income tax expense	(2,222)	(3,015)	(6,172)	(17,319)
Income from continuing operations	113,500	105,712	313,220	355,351
Income from discontinued operations	18,751	158,444	290,279	247,297
Net income	132,251	264,156	603,499	602,648
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(23,833)	(6,610)	(50,049)	(30,928)
Net income attributable to Vornado Realty L.P.	108,418	257,546	553,450	571,720
Preferred unit distributions	(20,381)	(22,016)	(63,585)	(65,337)
Preferred unit redemptions	-	11,700	(1,130)	11,700
NET INCOME attributable to Class A unitholders	$88,037	$247,230	$488,735	$518,083

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$0.36	$0.45	$1.01	$1.36
Income from discontinued operations, net	0.08	0.80	1.45	1.26
Net income per Class A unit	$0.44	$1.25	$2.46	$2.62
Weighted average units outstanding	197,599	197,155	197,510	197,050

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$0.36	$0.44	$1.00	$1.35
Income from discontinued operations, net	0.08	0.80	1.45	1.25
Net income per Class A unit	$0.44	$1.24	$2.45	$2.60
Weighted average units outstanding	198,717	198,251	198,607	198,128

DISTRIBUTIONS PER CLASS A UNIT	$0.73	$0.69	$2.19	$2.07

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012

Net income	$132,251	$264,156	$603,499	$602,648
Other comprehensive income:
Change in unrealized net (loss) gain on
available-for-sale securities	(8,252)	18,358	160,886	(202,167)
Amounts reclassified from accumulated other comprehensive
income related to sale of available-for-sale securities	(42,404)	-	(42,404)	-
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(1,669)	(12,607)	(25,023)	(38,861)
Change in value of interest rate swap	(295)	(2,866)	14,265	(8,868)
Other	1	(30)	531	343
Comprehensive income	79,632	267,011	711,754	353,095
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(23,833)	(6,610)	(50,049)	(30,928)
Comprehensive income attributable to Vornado Realty L.P.	$55,799	$260,401	$661,705	$322,167

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	571,720	-	30,928	602,648
Net income attributable to redeemable
partnership units	-	-	-	-	(40,595)	-	-	(40,595)
Distributions to Vornado	-	-	-	-	(384,353)	-	-	(384,353)
Distributions to preferred unitholders	-	-	-	-	(56,187)	-	-	(56,187)
Issuance of Series K preferred units	12,000	291,144	-	-	-	-	-	291,144
Redemption of Series E preferred units	(3,000)	(75,000)	-	-	-	-	-	(75,000)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	624	51,216	-	-	-	51,216
Under Vornado's Omnibus Share plan	-	-	414	8,931	(16,389)	-	-	(7,458)
Under Vornado's dividend reinvestment plan	-	-	15	1,270	-	-	-	1,270
Contributions:
Real Estate Fund	-	-	-	-	-	-	120,606	120,606
Other	-	-	-	-	-	-	140	140
Distributions:
Real Estate Fund	-	-	-	-	-	-	(44,910)	(44,910)
Other	-	-	-	-	-	-	(10)	(10)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	7	11,009	(339)	-	-	10,670
Change in unrealized net loss on
available-for-sale securities	-	-	-	-	-	(202,167)	-	(202,167)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(38,861)	-	(38,861)
Change in value of interest rate swap	-	-	-	-	-	(8,868)	-	(8,868)
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(63,657)	-	-	-	(63,657)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	15,717	-	15,717
Preferred unit redemptions	-	-	-	-	11,700	-	-	11,700
Other	-	-	-	-	(2,971)	343	(10)	(2,638)
Balance, September 30, 2012	51,185	$1,237,699	186,143	$7,143,505	$(1,319,118)	$(160,107)	$786,875	$7,688,854

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,202,878	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income	-	-	-	-	553,450	-	50,049	603,499
Net income attributable to redeemable
partnership units	-	-	-	-	(28,960)	-	-	(28,960)
Distributions to Vornado	-	-	-	-	(409,332)	-	-	(409,332)
Distributions to preferred unitholders	-	-	-	-	(62,439)	-	-	(62,439)
Issuance of Series L preferred units	12,000	290,536	-	-	-	-	-	290,536
Redemption of Series F and Series H
preferred units	(10,500)	(253,269)	-	-	-	-	-	(253,269)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	234	19,627	-	-	-	19,627
Under Vornado's Omnibus Share plan	-	-	66	3,681	-	-	-	3,681
Under Vornado's dividend reinvestment plan	-	-	16	1,376	-	-	-	1,376
Contributions:
Real Estate Fund	-	-	-	-	-	-	24,328	24,328
Other	-	-	-	-	-	-	15,687	15,687
Distributions:
Real Estate Fund	-	-	-	-	-	-	(47,268)	(47,268)
Other	-	-	-	-	-	-	(126,799)	(126,799)
Conversion of Series A preferred units to
Class A units	(2)	(90)	3	90	-	-	-	-
Deferred compensation units and options	-	-	(6)	7,182	(305)	-	-	6,877
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	-	160,886	-	160,886
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	(42,404)	-	(42,404)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(25,023)	-	(25,023)
Change in value of interest rate swap	-	-	-	-	-	14,265	-	14,265
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(43,709)	-	-	-	(43,709)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(5,982)	-	(5,982)
Preferred unit redemptions	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially owned entity	-	-	-	-	-	-	(165,427)	(165,427)
Other	-	-	-	(25)	(5,672)	531	(164)	(5,330)
Balance, September 30, 2013	52,683	$1,277,455	187,048	$7,191,100	$(1,527,663)	$83,327	$803,615	$7,827,834

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$603,499	$602,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	419,249	419,007
Net gains on sale of real estate	(286,990)	(203,801)
Other non-cash adjustments	60,957	39,360
Net unrealized gain on Real Estate Fund investments	(59,476)	(33,537)
Return of capital from Real Estate Fund investments	56,664	61,052
Straight-lining of rental income	(48,561)	(55,553)
Equity in net loss (income) of partially owned entities, including Toys “R” Us	45,620	(142,187)
Amortization of below-market leases, net	(40,341)	(39,693)
Non-cash impairment loss on J.C. Penney common shares	39,487	-
Distributions of income from partially owned entities	34,350	59,322
Loss from the mark-to-market of J.C. Penney derivative position	33,487	53,343
Net loss (gain) on disposition of wholly owned and partially owned assets	20,581	(4,856)
Impairment losses	4,727	13,511
Gain on sale of Canadian Trade Shows	-	(31,105)
Changes in operating assets and liabilities:
Real Estate Fund investments	(32,392)	(163,307)
Accounts receivable, net	63,280	(9,444)
Prepaid assets	(60,388)	(52,895)
Other assets	(25,854)	(43,103)
Accounts payable and accrued expenses	(38,904)	34,546
Other liabilities	597	7,338
Net cash provided by operating activities	789,592	510,646

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	734,427	408,856
Proceeds from sales of marketable securities	378,676	58,460
Distributions of capital from partially owned entities	287,944	26,665
Proceeds from the sale of LNR	240,474	-
Investments in partially owned entities	(212,624)	(116,264)
Funding of J.C. Penney derivative collateral; and settlement of derivative in 2013	(186,079)	(121,117)
Additions to real estate	(170,424)	(138,060)
Development costs and construction in progress	(149,010)	(106,502)
Return of J.C. Penney derivative collateral	101,150	89,850
Acquisitions of real estate and other	(75,079)	(73,069)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	49,452	2,379
Restricted cash	21,883	(62,813)
Investment in mortgage and mezzanine loans receivable	(390)	-
Proceeds from the sale of Canadian Trade Shows	-	52,504
Proceeds from the repayment of loan to officer	-	13,123
Net cash provided by investing activities	1,020,400	34,012

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,851,420)	$(2,070,295)
Proceeds from borrowings	1,600,357	1,773,000
Distributions to Vornado	(409,332)	(384,353)
Purchases of outstanding preferred units	(299,400)	(243,300)
Proceeds from the issuance of preferred units	290,536	291,144
Distributions to redeemable security holders and noncontrolling interests	(200,667)	(80,994)
Distributions to preferred unitholders	(62,820)	(54,034)
Contributions from noncontrolling interests in consolidated subsidiaries	40,015	120,746
Debt issuance and other costs	(9,982)	(17,417)
Proceeds received from exercise of Vornado stock options	5,057	10,210
Repurchase of Class A units related to stock compensation agreements and/or related
tax withholdings	(332)	(30,034)
Net cash used in financing activities	(1,897,988)	(685,327)
Net decrease in cash and cash equivalents	(87,996)	(140,669)
Cash and cash equivalents at beginning of period	960,319	606,553
Cash and cash equivalents at end of period	$872,323	$465,884

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $28,024 and $7,884	$350,899	$368,018
Cash payments for income taxes	$7,529	$19,222

Non-Cash Investing and Financing Activities:
Decrease in assets and liabilities resulting from the deconsolidation of Independence Plaza:
Real estate, net	$(852,166)	$-
Notes and mortgages payable	(322,903)	-
Financing provided to purchaser of L.A. Mart	-	35,000
Marriott Marquis Times Square - retail and signage capital lease:
Asset (included in development costs and construction in progress)	-	240,000
Liability (included in other liabilities)	-	(240,000)
Like-kind exchange of real estate	(155,805)	(230,913)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at September 30, 2013.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

At September 30, 2013, the Fund had nine investments with an aggregate fair value of $635,990,000, or $127,118,000 in excess of cost, and had remaining unfunded commitments of $239,186,000, of which our share was $59,796,000.  Below is a summary of income from the Fund for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net investment income (loss)	$2,362	$(49)	$6,287	$4,035
Net realized gain	8,184	-	8,184	-
Net unrealized gains	12,367	5,558	59,476	33,537
Income from Real Estate Fund	22,913	5,509	73,947	37,572
Less (income) attributable to noncontrolling interests	(15,422)	(4,787)	(39,321)	(25,026)
Income from Real Estate Fund attributable to Vornado (1)	$7,491	$722	$34,626	$12,546
___________________________________

(1)

Excludes management, leasing and development fees of $770 and $954 for the three months ended September 30, 2013 and 2012, respectively, and $2,446 and $2,374 for the nine months ended September 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Mortgage and Mezzanine Loans Receivable

As of September 30, 2013 and December 31, 2012, the carrying amount of mortgage and mezzanine loans receivable was $176,388,000 and $225,359,000, respectively.  These loans have a weighted average interest rate of 10.8% and 10.3% at September 30, 2013 and December 31, 2012, respectively, and have maturities ranging from August 2014 to May 2016.

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

On April 17, 2013, a $50,091,000 mezzanine loan that was scheduled to mature in August 2015, was repaid.  In connection therewith, we received net proceeds of $55,358,000, including prepayment penalties, which resulted in income of $5,267,000, included in “interest and other investment (loss) income” on our consolidated statement of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Marketable Securities and Derivative Instruments

Investment in Lexington Realty Trust (“Lexington”) (NYSE: LXP)

From the inception of our investment in Lexington in 2008, until the first quarter of 2013, we accounted for our investment under the equity method because of our ability to exercise significant influence over Lexington’s operating and financial policies.  As a result of Lexington’s common share issuances, our ownership interest has been reduced over time from approximately 17.2% to 8.8% at March 31, 2013.  In the first quarter of 2013, we concluded that we no longer have the ability to exercise significant influence over Lexington’s operating and financial policies, and began accounting for this investment as a marketable equity security – available for sale, in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

At December 31, 2012, we owned 23,400,000 J.C. Penney common shares comprised of (i) 18,584,010 common shares at a GAAP cost of $19.71 per share, or $366,291,000 in the aggregate, and (ii) 4,815,990 common shares through a forward contract at a weighted average strike price of $29.34 per share, or $141,309,000 in the aggregate.

On March 4, 2013, we sold 10,000,000 J.C. Penney common shares at a price of $16.03 per share, or $160,300,000 in the aggregate, resulting in a net loss of $36,800,000, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statements of income.  In addition, in the first quarter of 2013, we wrote down the remaining 8,584,010 J.C. Penney common shares we owned to fair value, based on J.C. Penney’s March 31, 2013 closing share price of $15.11 per share, and recorded a $39,487,000 impairment loss, which is included in “interest and other investment (loss) income, net” on our consolidated statements of income.

On September 19, 2013, we settled the forward contract and received 4,815,990 J.C. Penney common shares.  In connection therewith, we recognized a $20,012,000 loss from the mark-to-market of the derivative position through its settlement date, which is included in “interest and other investment (loss) income, net” on our consolidated statements of income.

On September 19, 2013, we also sold the remaining 13,400,000 J.C. Penney common shares in a block trade at a price of $13.00 per share, or $174,200,000 in the aggregate and recognized an $18,114,000 net loss, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

The aggregate economic net loss on our investment in J.C. Penney, from inception through disposition, was $256,156,000.

Other Investments

In the third quarter of 2013, we sold a marketable security for $44,176,000, resulting in a net gain of $31,741,000, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets.”

Below is a summary of our marketable securities portfolio as of September 30, 2013 and December 31, 2012.

(Amounts in thousands)	As of September 30, 2013			As of December 31, 2012
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington	$207,407	$72,549	$134,858	$-	$-	$-
J.C. Penney	-	-	-	366,291	366,291	-
Other	3,147	91	3,056	31,897	12,465	19,432
	$210,554	$72,640	$137,914	$398,188	$378,756	$19,432

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2013, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.

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

As of September 30, 2013, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $145,809,000.  This basis difference resulted primarily from the non-cash impairment losses we recognized in 2012 and 2013 aggregating $118,542,000.  We have allocated the basis difference to Toys' intangible assets (primarily trade names and trademarks).  The basis difference is not being amortized and will be recognized upon disposition of our investment.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			August 3, 2013	October 27, 2012
Assets			$11,274,000	$12,953,000
Liabilities			9,562,000	11,190,000
Noncontrolling interests			72,000	44,000
Toys “R” Us, Inc. equity			1,640,000	1,719,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total revenues	$2,377,000	$2,552,000	$10,555,000	$11,089,000
Net (loss) income attributable to Toys	(111,000)	(34,000)	11,000	249,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2013, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of September 30, 2013, we have a $44,032,000 receivable from Alexander’s for fees under these agreements.

As of September 30, 2013, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s September 30, 2013 closing share price of $286.12, was $473,262,000, or $305,644,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2013, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $42,224,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			September 30, 2013	December 31, 2012
Assets			$1,471,000	$1,482,000
Liabilities			1,141,000	1,150,000
Stockholders' equity			330,000	332,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenues	$50,000	$49,000	$146,000	$143,000
Net income attributable to Alexander’s	14,000	19,000	41,000	57,000

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Independence Plaza

On December 21, 2012, we acquired a 58.75% economic interest in Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan (the “Property”).  We determined, at that time, that we were the primary beneficiary of the variable interest entity (“VIE”) that owned the Property.  Accordingly, we consolidated the operations of the Property from the date of acquisition.  Upon consolidation, our preliminary purchase price allocation was primarily to land ($309,848,000) and building ($527,578,000).  Based on a third party appraisal and additional information about facts and circumstances that existed at the acquisition date, which was obtained subsequent to the acquisition date, we finalized the purchase price allocation in the first quarter of 2013, and retroactively adjusted our December 31, 2012 consolidated balance sheet as follows:

(Amounts in thousands)
Land	$602,662
Building and improvements	252,844
Acquired above-market leases (included in identified intangible assets)	13,115
Acquired in-place leases (included in identified intangible assets)	67,879
Other assets	7,374
Acquired below-market leases (included in deferred revenue)	(99,074)
Purchase price	$844,800

On June 7, 2013, the existing $323,000,000 mortgage loan was refinanced with a $550,000,000 five-year, fixed-rate interest only mortgage loan bearing interest at 3.48%.  The net proceeds of $219,000,000, after repaying the existing loan and closing costs, were distributed to the partners, of which our share was $137,000,000.  Simultaneously with the refinancing, we sold an 8.65% economic interest in the Property to our partner for $41,000,000 in cash, which reduced our economic interest to 50.1%.  As a result of this transaction, we determined that we were no longer the primary beneficiary of the VIE.  Accordingly, we deconsolidated the operations of the Property on June 7, 2013 and began accounting for our investment under the equity method.

650 Madison Avenue

On September 30, 2013, a joint venture, in which we have a 20.1% interest, acquired 650 Madison Avenue, a 27-story, 594,000 square foot Class A office and retail tower located on the full western blockfront of Madison Avenue between 59th and 60th Street, for $1.295 billion.  The property contains 523,000 square feet of office space and 71,000 square feet of retail space.  The purchase price was funded with cash and a new $800,000,000 seven-year 4.39% interest-only loan.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of September 30, 2013 and December 31, 2012.

	Percentage
(Amounts in thousands)	Ownership at	Balance as of
Investments:	September 30, 2013	September 30, 2013	December 31, 2012
Toys	32.6%	$378,615	$478,041

Alexander’s	32.4%	$167,618	$171,013

Lexington(1)	n/a	-	75,542

LNR(2)	n/a	-	224,724

India real estate ventures	4.0%-36.5%	90,200	95,516

Partially owned office buildings:
280 Park Avenue	49.5%	229,152	197,516
650 Madison Avenue (see page 15 for details)	20.1%	121,775	-
Rosslyn Plaza	43.7%-50.4%	59,416	62,627
West 57th Street properties	50.0%	56,743	57,033
One Park Avenue	30.3%	56,064	50,509
666 Fifth Avenue Office Condominium	49.5%	40,047	35,527
330 Madison Avenue	25.0%	33,991	30,277
Warner Building	55.0%	13,387	8,775
Fairfax Square	20.0%	5,191	5,368
Other partially owned office buildings	Various	9,338	9,315

Other investments:
Independence Plaza (includes $26,266 attributable
to non-controlling interests)(3)	50.1%	164,488	-
Monmouth Mall	50.0%	6,876	7,205
Downtown Crossing, Boston(4)	n/a	-	48,122
Other investments(5)	Various	115,442	147,187
		$1,169,728	$1,226,256

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	On April 22, 2013, LNR was sold (see page 14 for details).

(3)	On June 7, 2013, we sold an 8.65% economic interest in the property (see page 15 for details).

(4)	On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston (see note 3 on page 17 for details).

(5)	Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three and nine months ended September 30, 2013 and 2012.

	Percentage	For the Three Months		For the Nine Months
(Amounts in thousands)	Ownership	Ended September 30,		Ended September 30,
Our Share of Net Income (Loss):	September 30, 2013	2013	2012	2013	2012
Toys:
Equity in net (loss) income before income taxes	32.6%	$(58,746)	$(22,074)	$14,737	$99,649
Income tax benefit (expense)		22,690	11,118	(10,959)	(17,982)
Equity in net (loss) income		(36,056)	(10,956)	3,778	81,667
Non-cash impairment loss (see page 13 for details)		-	-	(78,542)	-
Management fees		1,847	2,371	5,453	7,029
		$(34,209)	$(8,585)	$(69,311)	$88,696

Alexander’s:
Equity in net income	32.4%	$4,299	$7,137	$12,785	$19,210
Management, leasing and development fees		1,676	1,821	5,017	5,617
		5,975	8,958	17,802	24,827

Lexington(1)	n/a	-	(323)	(979)	371

LNR(2)	n/a	-	16,600	18,731	39,319

India real estate ventures	4.0%-36.5%	(1,449)	82	(2,630)	(4,526)

Partially owned office buildings:
Warner Building	55.0%	(2,004)	(2,839)	(6,346)	(7,438)
280 Park Avenue	49.5%	(1,890)	(1,717)	(6,480)	(9,267)
666 Fifth Avenue Office Condominium	49.5%	1,858	1,744	5,776	5,244
330 Madison Avenue	25.0%	1,225	1,224	3,714	2,036
Rosslyn Plaza	43.7%-50.4%	(707)	(204)	(2,158)	99
One Park Avenue	30.3%	680	256	1,054	890
1101 17th Street	55.0%	376	591	996	1,920
West 57th Street properties	50.0%	47	167	415	732
Fairfax Square	20.0%	(24)	(33)	(87)	(85)
Other partially owned office buildings	Various	477	505	1,530	1,587
		38	(306)	(1,586)	(4,282)

Other investments:
Independence Plaza (see page 15 for details)	50.1%	(2,081)	1,828	(3,199)	5,243
Monmouth Mall	50.0%	165	347	1,450	1,007
Downtown Crossing, Boston(3)	n/a	-	(38)	(2,358)	(872)
Other investments(4)	Various	(1,195)	(5,880)	(3,540)	(7,596)
		(3,111)	(3,743)	(7,647)	(2,218)

		$1,453	$21,268	$23,691	$53,491

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)		On April 22, 2013, LNR was sold (see page 14 for details).

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of September 30, 2013 and December 31, 2012, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	September 30,		September 30,	September 30,	December 31,
	2013	Maturity	2013	2013	2012
Toys:
Notes, loans and mortgages payable	32.6%	2014-2021	7.69%	$5,253,323	$5,683,733

Alexander's:
Mortgages payable	32.4%	2014-2018	3.84%	$1,054,046	$1,065,916

Lexington(1):
Mortgages payable	n/a	n/a	n/a	$-	$1,994,179

LNR(2):
Mortgages payable	n/a	n/a	n/a	$-	$309,787
Liabilities of consolidated CMBS and CDO trusts		n/a	n/a	-	97,211,734
				$-	$97,521,521

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
payable	49.5%	02/19	6.76%	$1,155,038	$1,109,700
650 Madison Avenue mortgage payable	20.1%	10/20	4.39%	800,000	-
280 Park Avenue mortgage payable	49.5%	06/16	6.64%	738,582	738,228
Warner Building mortgage payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage payable	25.0%	06/15	1.68%	150,000	150,000
Fairfax Square mortgage payable	20.0%	12/14	7.00%	69,452	70,127
1101 17th Street mortgage payable	55.0%	01/15	1.43%	31,000	31,000
Rosslyn Plaza mortgage payable	43.7%-50.4%	03/16	2.68%	23,785	-
West 57th Street properties mortgages payable	50.0%	07/23	3.50%	20,000	20,434
Other	Various	Various	6.36%	69,280	69,704
				$3,599,837	$2,731,893

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2013-2022	13.63%	$213,963	$236,579

Other:
Independence Plaza (see page 15 for details)	50.1%	06/18	3.48%	550,000	-
Monmouth Mall mortgage payable	50.0%	09/15	5.44%	158,296	159,896
Other(3)	Various	Various	5.01%	972,135	990,647
				$1,680,431	$1,150,543

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	On April 22, 2013, LNR was sold (see page 14 for details).

(3)	Includes interests in Fashion Centre Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $4,032,534,000 and $29,443,128,000 at September 30, 2013 and December 31, 2012, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which were non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,998,929,000 at December 31, 2012.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Discontinued Operations

On January 24, 2013, we sold the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  The sale resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs, and a net gain of $202,275,000.

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

On September 23, 2013, we sold a retail property in Tampa, Florida for $45,000,000, of which our 75% share was $33,750,000.  Our share of the net proceeds after repaying the existing loan and closing costs were $20,810,000, and our share of the net gain was $8,728,000.

In addition to the above, during 2013, we sold 12 other non-core properties, in separate transactions, for an aggregate of $82,300,000, in cash, which resulted in a net gain aggregating $7,851,000.

We have reclassified the revenues and expenses of all of the properties discussed above, as well as certain other retail properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2013 and December 31, 2012 and their combined results of operations for the three and nine months ended September 30, 2013 and 2012.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Retail properties	$20,428	$600,640	$-	$442,293
Other properties	6,985	33,499	-	-
Total	$27,413	$634,139	$-	$442,293

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Total revenues	$2,963	$35,576	$35,193	$144,274
Total expenses	2,488	27,877	27,177	106,924
	475	7,699	8,016	37,350
Net gains on sale of real estate (2013 includes $2,909
attributable to noncontrolling interests)	18,996	131,088	286,990	203,801
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	-	19,657	-	19,657
Impairment losses	(720)	-	(4,727)	(13,511)
Income from discontinued operations	$18,751	$158,444	$290,279	$247,297

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2013 and December 31, 2012.

	Balance as of
	September 30,	December 31,
(Amounts in thousands)	2013	2012
Identified intangible assets:
Gross amount	$572,641	$752,922
Accumulated amortization	(297,391)	(346,613)
Net	$275,250	$406,309
Identified intangible liabilities (included in deferred revenue):
Gross amount	$811,917	$902,525
Accumulated amortization	(372,329)	(341,536)
Net	$439,588	$560,989

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,820,000 and $13,256,000 for the three months ended September 30, 2013 and 2012, respectively, and $40,326,000 and $39,569,000 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$41,069
2015	38,263
2016	36,321
2017	30,936
2018	29,171

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $11,257,000 and $11,415,000 for the three months ended September 30, 2013 and 2012, respectively, and $53,339,000 and $35,519,000 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$26,708
2015	21,543
2016	18,363
2017	15,203
2018	11,005

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $981,000 and $312,000 for the three months ended September 30, 2013 and 2012, respectively, and $3,704,000 and $894,000 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$3,921
2015	3,921
2016	3,921
2017	3,921
2018	3,921

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		September 30,	September 30,	December 31,
Mortgages payable:	Maturity (1)	2013	2013	2012
Fixed rate:
New York:
1290 Avenue of the Americas (70% owned)	11/22	3.34%	$950,000	$950,000
Two Penn Plaza	03/18	5.13%	425,000	425,000
666 Fifth Avenue Retail Condominium(2)	03/23	3.61%	390,000	-
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue	01/17	3.75%	300,000	300,000
909 Third Avenue	04/15	5.64%	196,013	199,198
828-850 Madison Avenue Retail Condominium	06/18	5.29%	80,000	80,000
510 Fifth Avenue	01/16	5.60%	30,872	31,253

Washington, DC:
Skyline Properties(3)	02/17	5.74%	736,259	704,957
River House Apartments	04/15	5.43%	195,546	195,546
2101 L Street	08/24	3.97%	150,000	150,000
2121 Crystal Drive	03/23	5.51%	149,005	150,000
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	103,794	105,724
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.56%	89,321	93,226
2011 Crystal Drive	08/17	7.30%	78,875	79,624
220 20th Street	02/18	4.61%	73,003	73,939
1550 and 1750 Crystal Drive	11/14	7.08%	71,841	74,053
2231 Crystal Drive	n/a	n/a	-	41,298
1225 Clark Street	n/a	n/a	-	24,834

Retail Properties:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.25%	563,692	573,180
Bergen Town Center(4)	04/23	3.56%	300,000	-
Montehiedra Town Center(5)	07/16	6.04%	120,000	120,000
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	52,822	54,101
Broadway Mall	n/a	n/a	-	85,180
Other	06/14-11/34	5.12%-7.30%	68,659	86,641

Other:
555 California Street (70% owned)	09/21	5.10%	600,000	600,000
Merchandise Mart	12/16	5.57%	550,000	550,000
Borgata Land	02/21	5.14%	59,518	60,000
Total fixed rate mortgages payable		4.91%	$7,297,467	$6,771,001
___________________
See notes on page 23.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	September 30,	September 30,	December 31,
Mortgages payable:	Maturity (1)	LIBOR	2013	2013	2012
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.53%	$330,000	$330,000
100 West 33rd Street - office and retail	03/17	L+250	2.68%	325,000	325,000
4 Union Square South - retail	11/19	L+215	2.33%	120,000	120,000
435 Seventh Avenue - retail	08/19	L+225	2.43%	98,000	98,000
866 UN Plaza	05/16	L+125	1.43%	44,978	44,978
Independence Plaza (see page 15 for details)	n/a	n/a	n/a	-	334,225

Washington, DC:
River House Apartments	04/18	n/a(6)	1.58%	64,000	64,000
2200 / 2300 Clarendon Boulevard	01/15	L+75	0.93%	42,806	47,353
1730 M and 1150 17th Street	06/14	L+140	1.58%	43,581	43,581

Retail:
Cross-collateralized mortgages on 40 strip
shopping centers (7)	09/20	L+136(7)	2.36%	60,000	60,000
Bergen Town Center(4)	n/a	n/a	n/a	-	282,312
Other	07/18	L+130	1.48%	17,000	-

Other:
220 Central Park South	10/13	L+275	2.93%	123,750	123,750
Total variable rate mortgages payable			2.39%	1,269,115	1,873,199
Total mortgages payable			4.54%	$8,566,582	$8,644,200

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,752	$499,627
Senior unsecured notes due 2039 (8)	10/39		7.88%	452,500	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,517	398,381
Total senior unsecured notes			5.69%	$1,350,769	$1,358,008

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility	11/16	L+125	-	$-	$1,150,000
$1.25 billion unsecured revolving credit facility
($33,068 and $22,807 reserved for outstanding
letters of credit) (9)	06/18	L+115	1.33%	83,982	20,000
Total unsecured revolving credit facilities			1.33%	$83,982	$1,170,000
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

(3)

On October 31, 2013, we completed the restructuring of the $678,000 (face amount) 5.74% Skyline properties mortgage loan. The loan has been separated into two tranches; a senior $350,000 position and a junior $328,000 position. The maturity date has been extended from February 2017 to February 2022, with a one-year extension option. The effective interest rate is 2.965%. Capital we invest to re-lease the property will be senior to the $328,000 junior position.

(4)

On March 25, 2013, we completed a $300,000 financing of this property. The 10-year fixed-rate interest only loan bears interest at 3.56%. The property was previously encumbered by a $282,312 floating-rate loan.

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

(Amounts in thousands)
Balance at December 31, 2011	$1,160,677
Net income	40,595
Other comprehensive loss	(15,717)
Distributions	(34,138)
Redemption of Class A units, at redemption value	(51,216)
Adjustments to carry redeemable Class A units at redemption value	63,657
Redemption of Series D-10 and D-14 redeemable units	(168,300)
Other, net	(59)
Balance at September 30, 2012	$995,499

Balance at December 31, 2012	$944,152
Net income	28,960
Other comprehensive income	5,982
Distributions	(25,827)
Redemption of Class A units, at redemption value	(19,627)
Adjustments to carry redeemable Class A units at redemption value	43,709
Redemption of Series D-15 redeemable units	(36,900)
Other, net	10,649
Balance at September 30, 2013	$951,098

As of September 30, 2013 and December 31, 2012, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $950,098,000 and $898,152,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $55,011,000 as of September 30, 2013 and December 31, 2012, respectively.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

	For the Three Months Ended September 30, 2013
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of June 30, 2013	$132,894	$188,570		$(12,041)	$(35,505)	$(8,130)
OCI before reclassifications	(7,163)	(8,252)		(1,669)	(295)	3,053
Amounts reclassified from AOCI	(42,404)	(42,404)	(1)	-	-	-
Net current period OCI	(49,567)	(50,656)		(1,669)	(295)	3,053
Balance as of September 30, 2013	$83,327	$137,914		$(13,710)	$(35,800)	$(5,077)

(1)	Reclassified to "net gain (loss) on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

	For the Nine Months Ended September 30, 2013
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432		$11,313	$(50,065)	$374
OCI before reclassifications	144,677	160,886		(25,023)	14,265	(5,451)
Amounts reclassified from AOCI	(42,404)	(42,404)	(1)	-	-	-
Net current period OCI	102,273	118,482		(25,023)	14,265	(5,451)
Balance as of September 30, 2013	$83,327	$137,914		$(13,710)	$(35,800)	$(5,077)

(1)	Reclassified to "net gain (loss) on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

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

	As of September 30,	As of December 31,
(Amounts in thousands)	2013	2012
Total assets	$-	$957,730

Total liabilities	$-	$443,894

Noncontrolling interest	$-	$193,933

Unconsolidated VIEs

At September 30, 2013, we have unconsolidated VIEs comprised of our investments in the entities that own the Warner Building and Independence Plaza.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities).  As of September 30, 2013, the net carrying amount of our investment in these entities was $151,609,000, and at December 31, 2012, the carrying amount of our investment in the Warner Building was $8,775,000.  Our maximum exposure to loss in these entities, is limited to our investment.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at September 30, 2013 and December 31, 2012, respectively.

	As of September 30, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$210,554	$210,554	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	635,990	-	-	635,990
Deferred compensation plan assets (included in other assets)	111,752	45,227	-	66,525
Total assets	$958,296	$255,781	$-	$702,515

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	35,800	-	35,800	-
Total liabilities	$90,897	$55,097	$35,800	$-

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$398,188	$398,188	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	600,786	-	-	600,786
Deferred compensation plan assets (included in other assets)	105,200	42,569	-	62,631
J.C. Penney derivative position (included in other assets)(1)	11,165	-	11,165	-
Total assets	$1,115,339	$440,757	$11,165	$663,417

Mandatorily redeemable instruments (included in other liabilities)	$55,011	$55,011	$-	$-
Interest rate swap (included in other liabilities)	50,065	-	50,065	-
Total liabilities	$105,076	$55,011	$50,065	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At September 30, 2013, our Real Estate Fund had nine investments with an aggregate fair value of $635,990,000, or $127,118,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 6.7 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at September 30, 2013.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	13.9%
Terminal capitalization rates	5.3% to 6.0%	5.7%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and nine months ended September 30, 2013 and 2012.

	Real Estate Fund Investments		Real Estate Fund Investments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Beginning balance	$622,124	$388,455	$600,786	$346,650
Purchases	7,406	88,429	38,299	163,021
Sales/Returns	(14,184)	-	(70,848)	(61,052)
Net realized gain	8,184	-	8,184	-
Net unrealized gains	12,367	5,558	59,476	33,537
Other, net	93	-	93	286
Ending balance	$635,990	$482,442	$635,990	$482,442

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three and nine months ended September 30, 2013 and 2012.

	Deferred Compensation Plan Assets		Deferred Compensation Plan Assets
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Beginning balance	$66,502	$58,313	$62,631	$56,221
Purchases	880	1,650	4,027	5,416
Sales	(873)	(276)	(5,318)	(4,287)
Realized and unrealized (loss) gain	(42)	1,080	4,094	3,349
Other, net	58	-	1,091	68
Ending balance	$66,525	$60,767	$66,525	$60,767

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$380,248	$380,248	$543,000	$543,000
Mortgage and mezzanine loans receivable	176,388	176,098	225,359	221,446
	$556,636	$556,346	$768,359	$764,446
Debt:
Mortgages payable	$8,566,582	$8,638,000	$8,644,200	$8,672,000
Senior unsecured notes	1,350,769	1,413,000	1,358,008	1,468,000
Revolving credit facility debt	83,982	83,982	1,170,000	1,170,000
	$10,001,333	$10,134,982	$11,172,208	$11,310,000

16.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $9,201,000 and $7,774,000 in the three months ended September 30, 2013 and 2012, respectively and $25,796,000 and $22,821,000 in the nine months ended September 30, 2013 and 2012, respectively.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
BMS cleaning fees	$15,898	$16,945	$49,071	$49,437
Signage revenue	8,738	4,783	23,566	14,252
Management and leasing fees	7,982	7,234	19,675	16,534
Lease termination fees (1)	20,432	282	87,587	1,172
Other income	8,108	10,381	26,431	24,494
	$61,158	$39,625	$206,330	$105,889

(1)

The three months ended September 30, 2013 includes a $19,500 termination fee from a tenant at 1290 Avenue of the Americas, of which our 70% share, net of a $1,529 write-off of the straight lining of rents, was $12,121, and the nine months ended September 30, 2013 also includes $59,599 of income pursuant to a settlement agreement with Stop & Shop, which terminates our right to receive $6,000 of additional annual rent under a 1992 agreement, for a period potentially through 2031.

Management and leasing fees include management fees from Interstate Properties, a related party, of $134,000 and $198,000 for the three months ended September 30, 2013 and 2012, respectively, and $467,000 and $588,000 for the nine months ended September 30, 2013 and 2012, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

18.     Interest and Other Investment (Loss) Income, Net

The following table sets forth the details of interest and other investment (loss) income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
(Loss) income from the mark-to-market of J.C. Penney derivative
position	$(20,012)	$4,344	$(33,487)	$(53,343)
Interest on mezzanine loans receivable	4,766	2,852	14,783	8,867
Dividends and interest on marketable securities	2,804	-	8,344	11,093
Mark-to-market of investments in our deferred compensation plan (1)	269	1,116	6,207	5,267
Non-cash impairment loss on J.C. Penney common shares	-	-	(39,487)	-
Income from prepayment penalties in connection with the
repayment of a mezzanine loan	-	-	5,267	-
Other, net	1,898	2,211	5,440	5,132
	$(10,275)	$10,523	$(32,933)	$(22,984)

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

19.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest expense	$125,422	$121,230	$375,963	$364,223
Amortization of deferred financing costs	4,980	5,623	15,189	16,918
Capitalized interest	(10,532)	(7,523)	(28,024)	(7,884)
	$119,870	$119,330	$363,128	$373,257

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

	For the Three Months		For the Nine Months
(Amounts in thousands, except per unit amounts)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	$92,627	$99,007	$266,235	$324,231
Income from discontinued operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	15,791	158,539	287,215	247,489
Net income attributable to Vornado Realty L.P.	108,418	257,546	553,450	571,720
Preferred unit distributions	(20,381)	(22,016)	(63,585)	(65,337)
Preferred unit redemptions	-	11,700	(1,130)	11,700
Net income attributable to Class A unitholders	88,037	247,230	488,735	518,083
Earnings allocated to unvested participating securities	(699)	(1,008)	(2,203)	(2,302)
Numerator for basic income per Class A unit	87,338	246,222	486,532	515,781
Impact of assumed conversions:
Convertible preferred unit distributions	-	28	82	85
Numerator for diluted income per Class A unit	$87,338	$246,250	$486,614	$515,866

Denominator:
Denominator for basic income per Class A unit – weighted
average units	197,599	197,155	197,510	197,050
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,118	1,046	1,049	1,028
Convertible preferred units	-	50	48	50
Denominator for diluted income per Class A unit – weighted average
units and assumed conversions	198,717	198,251	198,607	198,128

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.36	$0.45	$1.01	$1.36
Income from discontinued operations, net	0.08	0.80	1.45	1.26
Net income per Class A unit	$0.44	$1.25	$2.46	$2.62

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.36	$0.44	$1.00	$1.35
Income from discontinued operations, net	0.08	0.80	1.45	1.25
Net income per Class A unit	$0.44	$1.24	$2.45	$2.60

(1)

The effect of dilutive securities in the three months ended September 30, 2013 and 2012 excludes an aggregate of 1,009 and 1,056 weighted average Class A unit equivalents, respectively, and 962 and 3,320 weighted average Class A unit equivalents in the nine months ended September 30, 2013 and 2012, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $367,000,000.

At September 30, 2013, $33,068,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of September 30, 2013, our subsidiaries have funded approximately $3,598,000 of the commitment.

As of September 30, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $155,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.  Subsequent Events

On October 1, 2013, we sold a parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City for $66,000,000. The sale resulted in net proceeds of approximately $63,000,000 and a net gain of approximately $23,000,000.

On October 4, 2013, we acquired a 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan with 50 feet of frontage on Fifth Avenue, for $277,500,000 in cash. We consolidate the accounts of the property into our consolidated financial statements.

On October 15, 2013, we acquired, for $194,000,000, land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South site in Manhattan.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$505,062	$277,855		$113,737		$63,361		$-	$50,109
Straight-line rent adjustments	15,809	9,430		234		1,491		-	4,654
Amortization of acquired below-market
leases, net	11,820	7,151		521		2,894		-	1,254
Total rentals	532,691	294,436		114,492		67,746		-	56,017
Tenant expense reimbursements	84,638	47,142		10,462		21,670		-	5,364
Cleveland Medical Mart development project	4,893	-		-		-		-	4,893
Fee and other income:
BMS cleaning fees	15,898	21,191		-		-		-	(5,293)
Signage revenue	8,738	8,738		-		-		-	-
Management and leasing fees	7,982	2,615		5,263		371		-	(267)
Lease termination fees	20,432	19,496		867		-		-	69
Other income	8,108	581		6,520		656		-	351
Total revenues	683,380	394,199		137,604		90,443		-	61,134
Operating expenses	264,422	160,465		49,646		31,628		-	22,683
Depreciation and amortization	124,079	58,058		31,109		16,455		-	18,457
General and administrative	48,250	7,849		6,857		4,240		-	29,304
Cleveland Medical Mart development project	3,239	-		-		-		-	3,239
Acquisition related costs	2,818	-		-		-		-	2,818
Total expenses	442,808	226,372		87,612		52,323		-	76,501
Operating income (loss)	240,572	167,827		49,992		38,120		-	(15,367)
(Loss) applicable to Toys	(34,209)	-		-		-		(34,209)	-
Income (loss) from partially owned entities	1,453	4,189		(2,003)		188		-	(921)
Income from Real Estate Fund	22,913	-		-		-		-	22,913
Interest and other investment
(loss) income, net	(10,275)	1,468		17		1		-	(11,761)
Interest and debt expense	(119,870)	(42,538)		(27,246)		(10,839)		-	(39,247)
Net gain on disposition of wholly owned and
partially owned assets	15,138	-		-		1,377		-	13,761
Income (loss) before income taxes	115,722	130,946		20,760		28,847		(34,209)	(30,622)
Income tax expense	(2,222)	(65)		(766)		(731)		-	(660)
Income (loss) from continuing operations	113,500	130,881		19,994		28,116		(34,209)	(31,282)
Income (loss) from discontinued operations	18,751	-		-		19,012		-	(261)
Net income (loss)	132,251	130,881		19,994		47,128		(34,209)	(31,543)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(23,833)	(6,556)		-		(2,970)		-	(14,307)
Net income (loss) attributable to
Vornado Realty L.P.	108,418	124,325		19,994		44,158		(34,209)	(45,850)
Interest and debt expense(2)	183,116	59,344		30,717		12,119		38,435	42,501
Depreciation and amortization(2)	172,756	67,294		35,403		17,573		32,176	20,310
Income tax (benefit) expense (2)	(20,292)	67		828		731		(22,690)	772
EBITDA(1)	$443,998	$251,030	(3)	$86,942	(4)	$74,581	(5)	$13,712	$17,733	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$486,914	$255,703		$115,641		$63,408		$-	$52,162
Straight-line rent adjustments	11,391	8,140		1,267		1,873		-	111
Amortization of acquired below-market
leases, net	13,256	8,458		506		2,882		-	1,410
Total rentals	511,561	272,301		117,414		68,163		-	53,683
Tenant expense reimbursements	79,215	45,164		9,601		19,787		-	4,663
Cleveland Medical Mart development project	72,651	-		-		-		-	72,651
Fee and other income:
BMS cleaning fees	16,945	23,918		-		-		-	(6,973)
Signage revenue	4,783	4,783		-		-		-	-
Management and leasing fees	7,234	1,816		4,615		736		-	67
Lease termination fees	282	78		128		73		-	3
Other income	10,381	1,116		8,288		569		-	408
Total revenues	703,052	349,176		140,046		89,328		-	124,502
Operating expenses	261,512	159,048		50,305		30,726		-	21,433
Depreciation and amortization	122,241	57,967		29,825		16,359		-	18,090
General and administrative	48,456	6,739		6,668		6,103		-	28,946
Cleveland Medical Mart development project	70,431	-		-		-		-	70,431
Acquisition related costs	1,070	-		-		-		-	1,070
Total expenses	503,710	223,754		86,798		53,188		-	139,970
Operating income (loss)	199,342	125,422		53,248		36,140		-	(15,468)
(Loss) applicable to Toys	(8,585)	-		-		-		(8,585)	-
Income (loss) from partially owned entities	21,268	9,309		(2,182)		342		-	13,799
Income from Real Estate Fund	5,509	-		-		-		-	5,509
Interest and other investment
income, net	10,523	1,057		24		4		-	9,438
Interest and debt expense	(119,330)	(36,817)		(28,311)		(13,292)		-	(40,910)
Income (loss) before income taxes	108,727	98,971		22,779		23,194		(8,585)	(27,632)
Income tax (expense) benefit	(3,015)	(815)		25		-		-	(2,225)
Income (loss) from continuing operations	105,712	98,156		22,804		23,194		(8,585)	(29,857)
Income from discontinued operations	158,444	-		126,437		11,370		-	20,637
Net income (loss)	264,156	98,156		149,241		34,564		(8,585)	(9,220)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(6,610)	(2,092)		-		97		-	(4,615)
Net income (loss) attributable to
Vornado Realty L.P.	257,546	96,064		149,241		34,661		(8,585)	(13,835)
Interest and debt expense(2)	183,241	46,823		33,280		17,499		34,526	51,113
Depreciation and amortization(2)	177,593	62,905		35,071		21,345		33,160	25,112
Income tax expense (benefit)(2)	3,850	871		(25)		-		(11,118)	14,122
EBITDA(1)	$622,230	$206,663	(3)	$217,567	(4)	$73,505	(5)	$47,983	$76,512	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,521,127	$839,349		$338,742		$189,964		$-	$153,072
Straight-line rent adjustments	47,989	27,289		4,242		3,741		-	12,717
Amortization of acquired below-market
leases, net	40,326	26,184		1,543		8,669		-	3,930
Total rentals	1,609,442	892,822		344,527		202,374		-	169,719
Tenant expense reimbursements	236,580	128,598		31,264		63,601		-	13,117
Cleveland Medical Mart development project	34,026	-		-		-		-	34,026
Fee and other income:
BMS cleaning fees	49,071	63,192		-		-		-	(14,121)
Signage revenue	23,566	23,566		-		-		-	-
Management and leasing fees	19,675	7,533		11,529		1,170		-	(557)
Lease termination fees	87,587	24,986		1,417		59,797		-	1,387
Other income	26,431	4,550		17,915		1,448		-	2,518
Total revenues	2,086,378	1,145,247		406,652		328,390		-	206,089
Operating expenses	784,031	478,318		145,258		98,374		-	62,081
Depreciation and amortization	400,952	203,679		92,678		47,935		-	56,660
General and administrative	157,155	25,552		20,655		14,824		-	96,124
Cleveland Medical Mart development project	29,764	-		-		-		-	29,764
Acquisition related costs	6,769	-		-		-		-	6,769
Total expenses	1,378,671	707,549		258,591		161,133		-	251,398
Operating income (loss)	707,707	437,698		148,061		167,257		-	(45,309)
(Loss) applicable to Toys	(69,311)	-		-		-		(69,311)	-
Income (loss) from partially owned entities	23,691	14,020		(6,545)		1,512		-	14,704
Income from Real Estate Fund	73,947	-		-		-		-	73,947
Interest and other investment (loss)
income, net	(32,933)	4,076		99		5		-	(37,113)
Interest and debt expense	(363,128)	(125,991)		(83,350)		(34,523)		-	(119,264)
Net (loss) gain on disposition of wholly
owned and partially owned assets	(20,581)	-		-		1,377		-	(21,958)
Income (loss) before income taxes	319,392	329,803		58,265		135,628		(69,311)	(134,993)
Income tax expense	(6,172)	(1,298)		(1,949)		(1,480)		-	(1,445)
Income (loss) from continuing operations	313,220	328,505		56,316		134,148		(69,311)	(136,438)
Income from discontinued operations	290,279	-		-		290,267		-	12
Net income (loss)	603,499	328,505		56,316		424,415		(69,311)	(136,426)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(50,049)	(9,518)		-		(3,079)		-	(37,452)
Net income (loss) attributable to
Vornado Realty L.P.	553,450	318,987		56,316		421,336		(69,311)	(173,878)
Interest and debt expense(2)	551,357	163,579		93,715		40,057		119,347	134,659
Depreciation and amortization(2)	549,072	220,280		105,799		52,440		103,732	66,821
Income tax expense(2)	18,101	1,444		2,134		1,480		10,959	2,084
EBITDA(1)	$1,671,980	$704,290	(3)	$257,964	(4)	$515,313	(5)	$164,727	$29,686	(6)

See notes on page 38.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,443,478	$735,587		$356,459		$190,671		$-	$160,761
Straight-line rent adjustments	53,169	42,334		4,382		5,265		-	1,188
Amortization of acquired below-market
leases, net	39,569	23,776		1,537		9,989		-	4,267
Total rentals	1,536,216	801,697		362,378		205,925		-	166,216
Tenant expense reimbursements	220,679	118,861		30,471		61,307		-	10,040
Cleveland Medical Mart development project	184,014	-		-		-		-	184,014
Fee and other income:
BMS cleaning fees	49,437	70,476		-		-		-	(21,039)
Signage revenue	14,252	14,252		-		-		-	-
Management and leasing fees	16,534	4,037		9,782		2,640		-	75
Lease termination fees	1,172	334		256		74		-	508
Other income	24,494	3,449		18,846		1,232		-	967
Total revenues	2,046,798	1,013,106		421,733		271,178		-	340,781
Operating expenses	749,213	447,910		143,923		97,154		-	60,226
Depreciation and amortization	381,270	168,391		107,395		51,877		-	53,607
General and administrative	150,578	21,980		19,849		18,803		-	89,946
Cleveland Medical Mart development project	177,127	-		-		-		-	177,127
Acquisition related costs	4,314	-		-		-		-	4,314
Total expenses	1,462,502	638,281		271,167		167,834		-	385,220
Operating income (loss)	584,296	374,825		150,566		103,344		-	(44,439)
Income applicable to Toys	88,696	-		-		-		88,696	-
Income (loss) from partially owned entities	53,491	20,345		(4,571)		1,040		-	36,677
Income from Real Estate Fund	37,572	-		-		-		-	37,572
Interest and other investment (loss)
income, net	(22,984)	3,166		97		24		-	(26,271)
Interest and debt expense	(373,257)	(109,365)		(85,408)		(45,362)		-	(133,122)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	372,670	288,971		60,684		59,046		88,696	(124,727)
Income tax expense	(17,319)	(2,480)		(1,277)		-		-	(13,562)
Income (loss) from continuing operations	355,351	286,491		59,407		59,046		88,696	(138,289)
Income (loss) from discontinued operations	247,297	(640)		130,979		37,456		-	79,502
Net income (loss)	602,648	285,851		190,386		96,502		88,696	(58,787)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(30,928)	(7,266)		-		308		-	(23,970)
Net income (loss) attributable to
Vornado Realty L.P.	571,720	278,585		190,386		96,810		88,696	(82,757)
Interest and debt expense(2)	567,265	140,294		99,486		58,039		103,388	166,058
Depreciation and amortization(2)	552,794	188,480		122,987		65,751		100,371	75,205
Income tax expense(2)	50,076	2,677		1,532		-		17,982	27,885
EBITDA(1)	$1,741,855	$610,036	(3)	$414,391	(4)	$220,600	(5)	$310,437	$186,391	(6)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Office	$172,367	$139,894	$476,849	$418,414
	Retail	59,782	46,165	177,394	135,399
	Alexander's (decrease due to sale of Kings Plaza
	in November 2012)	10,387	13,080	31,141	39,477
	Hotel Pennsylvania	8,494	7,524	18,906	16,746
	Total New York	$251,030	$206,663	$704,290	$610,036

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Office, excluding the Skyline Properties (a)	$69,220	$197,009	$202,463	$350,296
	Skyline properties	6,841	9,936	22,546	32,127
	Total Office	76,061	206,945	225,009	382,423
	Residential	10,881	10,622	32,955	31,968
	Total Washington, DC	$86,942	$217,567	$257,964	$414,391

	(a)	The three and nine months ended September 30, 2012, includes a $126,621 net gain on sale of real estate.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Strip shopping centers(a)	$59,175	$49,378	$264,065	$148,554
	Regional malls(b)	15,406	24,127	251,248	72,046
	Total Retail properties	$74,581	$73,505	$515,313	$220,600

	(a)

The three and nine months ended September 30, 2013, includes $16,087 and $81,806, respectively, of net gains on sale of real estate and the nine months ended also includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)	The nine months ended September 30, 2013, includes a $202,275 net gain on sale of the Green Acres Mall.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information – continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2013	2012	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,997	$1,874	$1,746	$4,162
	Net unrealized gains	3,092	1,389	14,869	8,384
	Net realized gain	2,046	-	2,046	-
	Carried interest	356	(2,541)	15,965	-
	Total	7,491	722	34,626	12,546
	Merchandise Mart Building, 7 West 34th Street and trade shows	15,006	13,869	52,167	46,518
	555 California Street	10,720	10,714	32,371	31,406
	India real estate ventures	695	1,841	4,708	1,718
	LNR(a)	-	18,773	20,443	46,006
	Lexington(b)	-	7,859	6,931	24,780
	Other investments	5,330	9,280	14,207	30,226
		39,242	63,058	165,453	193,200
	Corporate general and administrative expenses(c)	(23,467)	(22,811)	(71,054)	(66,940)
	Investment income and other, net(c)	11,108	6,854	39,153	30,900
	Net gain on sale of marketable securities	31,741	-	31,741	3,582
	(Loss) income from the mark-to-market of J.C. Penney
	derivative position	(20,012)	4,344	(33,487)	(53,343)
	Loss on sale of J.C. Penney common shares	(18,114)	-	(54,914)	-
	Non-cash impairment loss on J.C. Penney common shares	-	-	(39,487)	-
	Acquisition related costs	(2,818)	(1,070)	(6,769)	(4,314)
	Net gain on sale of residential condominiums	134	-	1,139	1,274
	Merchandise Mart discontinued operations (including
	net gains on sale of assets)	(81)	32,087	2,065	88,488
	Verde Realty impairment loss	-	(4,936)	-	(4,936)
	Severance costs (primarily reduction in force at
	the Merchandise Mart)	-	(1,014)	(4,154)	(1,520)
		$17,733	$76,512	$29,686	$186,391

	(a)		On April 22, 2013, LNR was sold (see page 14 for details).

	(b)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

	(c)		The amounts in these captions (for this table only) exclude income(expense) from the mark-to-market of our deferred compensation plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and changes in equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended September 30, 2013.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	2.3%	(1.7%)	(3.0%)
Nine-month	7.7%	4.9%	3.2%
One-year	8.8%	5.0%	5.8%
Three-year	10.0%	23.3%	41.8%
Five-year	15.2%	14.5%	33.0%
Ten-year	170.1%	102.7%	147.1%

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

Overview – continued

Quarter Ended September 30, 2013 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2013 was $88,037,000, or $0.44 per diluted unit, compared to $247,230,000, or $1.24 per diluted unit for the quarter ended September 30, 2012.  Net income for the quarters ended September 30, 2013 and 2012 include $16,087,000 and $132,244,000, respectively, of net gains on sale of real estate, and $2,546,000 of real estate impairment losses in the quarter ended September 30, 2013.  In addition, the quarters ended September 30, 2013 and 2012 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, decreased net income attributable to Class A unitholders for the quarter ended September 30, 2013 by $26,110,000, or $0.13 per diluted unit and increased net income attributable to Class A unitholders for the quarter ended September 30, 2012 by $174,524,000 or $0.88 per diluted unit.

	For the Three Months Ended September 30,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Net gain on sale of marketable securities	$31,741	$-
Income from discontinued operations, including LNR and discontinued operations
of Alexander's	424	26,483
Toys "R" Us net loss	(34,209)	(8,585)
(Loss) income from the mark-to-market of J.C. Penney derivative position	(20,012)	4,344
Loss on sale of J.C. Penney common shares	(18,114)	-
Acquisition related costs	(2,818)	(1,070)
After-tax net gain on sale of Canadian Trade Shows	-	19,657
Other, net	3,337	1,451
Items that affect comparability	$(39,651)	$42,280

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2013 over the quarter ended September 30, 2012 and the trailing quarter ended June 30, 2013 are summarized below.

Same Store EBITDA:	New York		Washington, DC	Retail Properties
September 30, 2013 vs. September 30, 2012
GAAP basis	7.0%		(1.8%)	2.5%
Cash basis	8.6%		(2.1%)	3.7%
September 30, 2013 vs. June 30, 2013
GAAP basis	(0.9%)	(1)	0.5%	(0.7%)
Cash basis	0.3%	(1)	1.7%	(0.2%)

(1)	Excluding the Hotel Pennsylvania, same store EBITDA decreased by 0.3% on a GAAP basis and increased by 1.2% on a cash basis.

Overview – continued

Nine Months Ended September 30, 2013 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2013 was $488,735,000, or $2.45 per diluted unit, compared to $518,083,000, or $2.60 per diluted unit for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 and 2012 include $284,546,000 and $205,852,000, respectively, of net gains on sale of real estate, and $10,823,000 and $23,754,000, respectively, of real estate impairment losses.  In addition, the nine months ended September 30, 2013 and 2012 include certain items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, increased net income attributable to Class A unitholders for the nine months ended September 30, 2013 by $183,904,000, or $0.93 per diluted unit, and $320,901,000, or $1.62 per diluted unit for the nine months ended September 30, 2012.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Stop & Shop litigation settlement income	$59,599	$-
Net gain on sale of marketable securities	31,741	3,582
Income from discontinued operations, including LNR and discontinued
operations of Alexander's	26,592	83,089
After-tax net gain on sale of Canadian Trade Shows	-	19,657
Loss on sale of J.C. Penney common shares	(54,914)	-
Non-cash impairment loss on J.C. Penney common shares	(39,487)	-
Loss from the mark-to-market of J.C. Penney derivative position	(33,487)	(53,343)
Toys "R" Us net income (after a $78,542 impairment loss in 2013)	(69,311)	88,696
Acquisition related costs	(6,769)	(4,314)
Preferred unit redemptions	(1,130)	11,700
Other, net	(2,653)	(10,264)
Items that affect comparability	$(89,819)	$138,803

The percentage increase (decrease) in GAAP basis and Cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2013 over the nine months ended September 30, 2012 is summarized below.

Same Store EBITDA:	New York	Washington, DC	Retail Properties
September 30, 2013 vs. September 30, 2012
GAAP basis	5.3%	(5.0%)	2.6%
Cash basis	8.6%	(6.0%)	3.1%

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2013 Acquisitions and Investments

On September 30, 2013, a joint venture, in which we have a 20.1% interest, acquired 650 Madison Avenue, a 27-story, 594,000 square foot Class A office and retail tower located on the full western blockfront of Madison Avenue between 59th and 60th Street, for $1.295 billion.  The property contains 523,000 square feet of office space and 71,000 square feet of retail space.  The purchase price was funded with cash and a new $800,000,000 seven-year 4.39% interest-only loan.

On October 4, 2013, we acquired a 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan with 50 feet of frontage on Fifth Avenue, for $277,500,000 in cash.

On October 15, 2013, we acquired, for $194,000,000, land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South site in Manhattan.

2013 Dispositions

During 2013, we sold an aggregate of $1.230 billion in assets resulting in net proceeds of approximately $790,000,000 and net gains aggregating $307,000,000.  Below are the details of these sales.

On January 24, 2013, we sold the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  The sale resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs, and a net gain of $202,275,000.

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

On September 23, 2013, we sold a retail property in Tampa, Florida for $45,000,000, of which our 75% share was $33,750,000.  Our share of the net proceeds after repaying the existing loan and closing costs were $20,810,000, and our share of the net gain was $8,728,000.

On October 1, 2013, we sold a parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City for $66,000,000.  The sale resulted in net proceeds of approximately $63,000,000 and a net gain of approximately $23,000,000.

In addition to the above, during 2013, we sold 12 other non-core properties, in separate transactions, for an aggregate of $82,300,000, in cash, which resulted in a net gain aggregating $7,851,000.

Overview – continued

2013 Financings

Secured Debt

On February 20, 2013, we completed a $390,000,000 financing of the retail condominium located at 666 Fifth Avenue at 53rd Street, which we had acquired December 2012.  The 10-year fixed-rate interest only loan bears interest at 3.61%.  This property was previously unencumbered.  The net proceeds from this financing were approximately $387,000,000.

On March 25, 2013, we completed a $300,000,000 financing of the Outlets at Bergen Town Center, a 948,000 square foot shopping center located in Paramus, New Jersey.  The 10-year fixed-rate interest only loan bears interest at 3.56%.  The property was previously encumbered by a $282,312,000 floating-rate loan.

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

	New York		Washington, DC	Retail Properties
(Square feet in thousands)	Office	Retail	Office	Strips	Malls

Quarter Ended September 30, 2013
Total square feet leased	396	35	953	288	243
Our share of square feet leased:	323	35	626	288	195
Initial rent (1)	$62.04	$270.81	$38.35	$18.07	$20.42
Weighted average lease term (years)	6.7	8.3	9.3	4.9	10.6
Second generation relet space:
Square feet	226	22	397	134	41
Cash basis:
Initial rent (1)	$60.01	$221.79	$42.02	$24.50	$12.60
Prior escalated rent	$55.12	$98.14	$42.47	$22.82	$12.16
Percentage increase (decrease)	8.9%	126.0%	(1.1%)	7.4%	3.6%
GAAP basis:
Straight-line rent (2)	$58.45	$259.00	$42.73	$25.10	$12.93
Prior straight-line rent	$54.11	$77.15	$41.15	$22.07	$11.61
Percentage increase	8.0%	235.7%	3.8%	13.7%	11.4%
Tenant improvements and leasing
commissions:
Per square foot	$56.11	$102.21	$34.76	$1.76	$37.02
Per square foot per annum	$8.38	$12.31	$3.74	$0.36	$3.49
Percentage of initial rent	13.5%	4.5%	9.8%	2.0%	17.1%

Nine Months Ended September 30, 2013:
Total square feet leased	1,851	75	1,525	1,188	537
Our share of square feet leased:	1,599	69	1,116	1,188	465
Initial rent (1)	$61.13	$262.38	$39.87	$16.26	$26.74
Weighted average lease term (years)	11.4	8.0	7.4	5.8	9.1
Second generation relet space:
Square feet	1,419	53	731	830	117
Cash basis:
Initial rent (1)	$60.06	$243.40	$41.39	$16.22	$25.31
Prior escalated rent	$57.35	$100.98	$41.45	$14.91	$24.13
Percentage increase (decrease)	4.7%	141.0%	(0.1%)	8.8%	4.9%
GAAP basis:
Straight-line rent (2)	$60.23	$275.86	$41.44	$16.55	$25.89
Prior straight-line rent	$52.77	$91.20	$39.88	$14.51	$23.43
Percentage increase	14.1%	202.5%	3.9%	14.1%	10.5%
Tenant improvements and leasing
commissions:
Per square foot	$60.14	$114.50	$34.82	$3.51	$27.28
Per square foot per annum:	$5.31	$14.31	$4.71	$0.61	$3.00
Percentage of initial rent	8.7%	5.5%	11.8%	3.8%	11.2%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)			Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview – continued

Square footage (in service) and Occupancy as of September 30, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	32	20,379	16,957	95.9%
Retail	52	2,302	2,087	97.1%
Alexander's	6	2,179	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	870	94.0%
		27,783	22,020	96.1%

Washington, DC:
Office, excluding the Skyline Properties	51	13,584	11,153	85.4%
Skyline Properties	8	2,652	2,652	61.3%
Total Office	59	16,236	13,805	80.7%
Residential - 2,414 units	7	2,597	2,455	97.2%
Other	7	418	418	100.0%
		19,251	16,678	83.6%
Total occupancy, excluding the Skyline Properties				87.9%

Retail Properties:
Strip Shopping Centers	99	14,306	13,927	94.3%
Regional Malls	6	5,250	3,613	94.0%
		19,556	17,540	94.3%

Other:
Merchandise Mart	2	3,842	3,833	96.3%
555 California Street	3	1,796	1,257	93.8%
Primarily Warehouses	5	971	971	43.2%
		6,609	6,061

Total square feet at September 30, 2013		73,199	62,299

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,729	16,751	95.9%
Retail	49	2,217	2,057	96.8%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,528	873	96.9%
		27,053	21,787	96.2%

Washington, DC:
Office, excluding the Skyline Properties	51	13,463	10,994	86.3%
Skyline Properties	8	2,643	2,643	60.0%
Total Office	59	16,106	13,637	81.2%
Residential - 2,414 units	7	2,599	2,457	97.9%
Other	7	435	435	100.0%
		19,140	16,529	84.1%
Total occupancy, excluding the Skyline Properties				88.8%

Retail Properties:
Strip Shopping Centers	100	14,126	13,748	93.9%
Regional Malls	6	5,244	3,608	92.7%
		19,370	17,356	93.7%

Other:
Merchandise Mart	2	3,905	3,896	94.6%
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	55.9%
		6,671	6,124

Total square feet at December 31, 2012		72,234	61,796

Overview - continued

Washington, DC Segment

For the nine months ended September 30, 2013, EBITDA from continuing operations was lower than the prior year’s nine months by approximately $17,720,000, which is above the range of EBITDA diminution of $5,000,000 to $15,000,000 that we had previously estimated for the full year.  We expect this EBITDA reduction to be partially offset by an increase in the fourth quarter and that EBITDA for the full year will be lower than the prior year by approximately $10,000,000 to $15,000,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment and 755,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of September 30, 2013.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of September 30, 2013	$37.77	716,000	389,000	263,000	64,000
Leases pending	45.09	39,000	39,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,103,000	776,000	263,000	64,000

To Be Resolved:
Vacated as of September 30, 2013	37.58	930,000	507,000	341,000	82,000
Expiring in:
2014	32.34	292,000	91,000	201,000	-
2015	43.13	70,000	65,000	5,000	-
		1,292,000	663,000	547,000	82,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

On October 31, 2013, we completed the restructuring of the $678,000,000 (face amount) 5.74% Skyline properties mortgage loan.  The loan has been separated into two tranches; a senior $350,000,000 position and a junior $328,000,000 position.  The maturity date has been extended from February 2017 to February 2022, with a one-year extension option.  The effective interest rate is 2.965%.  Capital we invest to re-lease the property will be senior to the $328,000,000 junior position.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2013 and 2012

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$505,062	$277,855		$113,737		$63,361		$-	$50,109
Straight-line rent adjustments	15,809	9,430		234		1,491		-	4,654
Amortization of acquired below-market
leases, net	11,820	7,151		521		2,894		-	1,254
Total rentals	532,691	294,436		114,492		67,746		-	56,017
Tenant expense reimbursements	84,638	47,142		10,462		21,670		-	5,364
Cleveland Medical Mart development project	4,893	-		-		-		-	4,893
Fee and other income:
BMS cleaning fees	15,898	21,191		-		-		-	(5,293)
Signage revenue	8,738	8,738		-		-		-	-
Management and leasing fees	7,982	2,615		5,263		371		-	(267)
Lease termination fees	20,432	19,496		867		-		-	69
Other income	8,108	581		6,520		656		-	351
Total revenues	683,380	394,199		137,604		90,443		-	61,134
Operating expenses	264,422	160,465		49,646		31,628		-	22,683
Depreciation and amortization	124,079	58,058		31,109		16,455		-	18,457
General and administrative	48,250	7,849		6,857		4,240		-	29,304
Cleveland Medical Mart development project	3,239	-		-		-		-	3,239
Acquisition related costs	2,818	-		-		-		-	2,818
Total expenses	442,808	226,372		87,612		52,323		-	76,501
Operating income (loss)	240,572	167,827		49,992		38,120		-	(15,367)
(Loss) applicable to Toys	(34,209)	-		-		-		(34,209)	-
Income (loss) from partially owned entities	1,453	4,189		(2,003)		188		-	(921)
Income from Real Estate Fund	22,913	-		-		-		-	22,913
Interest and other investment
(loss) income, net	(10,275)	1,468		17		1		-	(11,761)
Interest and debt expense	(119,870)	(42,538)		(27,246)		(10,839)		-	(39,247)
Net gain on disposition of wholly owned and
partially owned assets	15,138	-		-		1,377		-	13,761
Income (loss) before income taxes	115,722	130,946		20,760		28,847		(34,209)	(30,622)
Income tax expense	(2,222)	(65)		(766)		(731)		-	(660)
Income (loss) from continuing operations	113,500	130,881		19,994		28,116		(34,209)	(31,282)
Income (loss) from discontinued operations	18,751	-		-		19,012		-	(261)
Net income (loss)	132,251	130,881		19,994		47,128		(34,209)	(31,543)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(23,833)	(6,556)		-		(2,970)		-	(14,307)
Net income (loss) attributable to
Vornado Realty L.P.	108,418	124,325		19,994		44,158		(34,209)	(45,850)
Interest and debt expense(2)	183,116	59,344		30,717		12,119		38,435	42,501
Depreciation and amortization(2)	172,756	67,294		35,403		17,573		32,176	20,310
Income tax (benefit) expense (2)	(20,292)	67		828		731		(22,690)	772
EBITDA(1)	$443,998	$251,030	(3)	$86,942	(4)	$74,581	(5)	$13,712	$17,733	(6)

_____________________________

See notes on page 54.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2013 and 2012 - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$486,914	$255,703		$115,641		$63,408		$-	$52,162
Straight-line rent adjustments	11,391	8,140		1,267		1,873		-	111
Amortization of acquired below-market
leases, net	13,256	8,458		506		2,882		-	1,410
Total rentals	511,561	272,301		117,414		68,163		-	53,683
Tenant expense reimbursements	79,215	45,164		9,601		19,787		-	4,663
Cleveland Medical Mart development project	72,651	-		-		-		-	72,651
Fee and other income:
BMS cleaning fees	16,945	23,918		-		-		-	(6,973)
Signage revenue	4,783	4,783		-		-		-	-
Management and leasing fees	7,234	1,816		4,615		736		-	67
Lease termination fees	282	78		128		73		-	3
Other income	10,381	1,116		8,288		569		-	408
Total revenues	703,052	349,176		140,046		89,328		-	124,502
Operating expenses	261,512	159,048		50,305		30,726		-	21,433
Depreciation and amortization	122,241	57,967		29,825		16,359		-	18,090
General and administrative	48,456	6,739		6,668		6,103		-	28,946
Cleveland Medical Mart development project	70,431	-		-		-		-	70,431
Acquisition related costs	1,070	-		-		-		-	1,070
Total expenses	503,710	223,754		86,798		53,188		-	139,970
Operating income (loss)	199,342	125,422		53,248		36,140		-	(15,468)
(Loss) applicable to Toys	(8,585)	-		-		-		(8,585)	-
Income (loss) from partially owned entities	21,268	9,309		(2,182)		342		-	13,799
Income from Real Estate Fund	5,509	-		-		-		-	5,509
Interest and other investment
income, net	10,523	1,057		24		4		-	9,438
Interest and debt expense	(119,330)	(36,817)		(28,311)		(13,292)		-	(40,910)
Income (loss) before income taxes	108,727	98,971		22,779		23,194		(8,585)	(27,632)
Income tax (expense) benefit	(3,015)	(815)		25		-		-	(2,225)
Income (loss) from continuing operations	105,712	98,156		22,804		23,194		(8,585)	(29,857)
Income from discontinued operations	158,444	-		126,437		11,370		-	20,637
Net income (loss)	264,156	98,156		149,241		34,564		(8,585)	(9,220)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(6,610)	(2,092)		-		97		-	(4,615)
Net income (loss) attributable to
Vornado Realty L.P.	257,546	96,064		149,241		34,661		(8,585)	(13,835)
Interest and debt expense(2)	183,241	46,823		33,280		17,499		34,526	51,113
Depreciation and amortization(2)	177,593	62,905		35,071		21,345		33,160	25,112
Income tax expense (benefit)(2)	3,850	871		(25)		-		(11,118)	14,122
EBITDA(1)	$622,230	$206,663	(3)	$217,567	(4)	$73,505	(5)	$47,983	$76,512	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Office	$172,367	$139,894
	Retail	59,782	46,165
	Alexander's (decrease due to sale of Kings Plaza in November 2012)	10,387	13,080
	Hotel Pennsylvania	8,494	7,524
	Total New York	$251,030	$206,663

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Office, excluding the Skyline Properties (a)	$69,220	$197,009
	Skyline properties	6,841	9,936
	Total Office	76,061	206,945
	Residential	10,881	10,622
	Total Washington, DC	$86,942	$217,567

	(a)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $128,745. Excluding these items, EBITDA was $68,264.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$59,175	$49,378
	Regional malls(b)	15,406	24,127
	Total Retail properties	$74,581	$73,505

	(a)

The three months ended September 30, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $17,756 and $12,161, respectively. Excluding these items, EBITDA was $41,419 and $37,217, respectively.

	(b)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $8,329. Excluding these items, EBITDA was $15,798.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2013 and 2012 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,997	$1,874
	Net unrealized gains	3,092	1,389
	Net realized gain	2,046	-
	Carried interest	356	(2,541)
	Total	7,491	722
	Merchandise Mart Building, 7 West 34th Street and trade shows	15,006	13,869
	555 California Street	10,720	10,714
	India real estate ventures	695	1,841
	LNR(a)	-	18,773
	Lexington(b)	-	7,859
	Other investments	5,330	9,280
		39,242	63,058
	Corporate general and administrative expenses(c)	(23,467)	(22,811)
	Investment income and other, net(c)	11,108	6,854
	Net gain on sale of marketable securities	31,741	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(20,012)	4,344
	Loss on sale of J.C. Penney common shares	(18,114)	-
	Acquisition related costs	(2,818)	(1,070)
	Net gain on sale of residential condominiums	134	-
	Merchandise Mart discontinued operations	(81)	32,087
	Verde Realty impairment loss	-	(4,936)
	Severance costs (primarily reduction in force at the Merchandise Mart)	-	(1,014)
		$17,733	$76,512

	(a)	On April 22, 2013, LNR was sold.

	(b)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

	(c)	The amounts in these captions (for this table only) exclude income(expense) from the mark-to-market of our deferred compensation plan.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Three Months
	Ended September 30,
	2013	2012
Region:
New York City metropolitan area	74%	70%
Washington, DC / Northern Virginia metropolitan area	23%	26%
Puerto Rico	1%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $683,380,000 in the three months ended September 30, 2013, compared to $703,052,000 in the prior year’s quarter, a decrease of $19,672,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York		Washington, DC	Properties	Other
Property rentals:
Acquisitions and other	$7,765		$11,162		$-	$(2,473)	$(924)
Properties placed into / taken out of
service for redevelopment	527		128		64	330	5
Hotel Pennsylvania	2,941		2,941		-	-	-
Trade Shows	(1,973)		-		-	-	(1,973)
Same store operations	11,870		7,904		(2,986)	1,726	5,226
	21,130		22,135		(2,922)	(417)	2,334

Tenant expense reimbursements:
Acquisitions and other	(364)		175		-	(276)	(263)
Properties placed into / taken out of
service for redevelopment	296		52		184	76	(16)
Same store operations	5,491		1,751		677	2,083	980
	5,423		1,978		861	1,883	701

Cleveland Medical Mart development
project	(67,758)	(1)	-		-	-	(67,758)	(1)

Fee and other income:
BMS cleaning fees	(1,047)		(2,727)		-	-	1,680	(2)
Signage revenue	3,955		3,955		-	-	-
Management and leasing fees	748		799		648	(365)	(334)
Lease termination fees	20,150		19,418	(3)	739	(73)	66
Other income	(2,273)		(535)		(1,768)	87	(57)
	21,533		20,910		(381)	(351)	1,355

Total (decrease) increase in revenues	$(19,672)		$45,023		$(2,442)	$1,115	$(63,368)

(1)	Primarily due to the project nearing completion. This decrease in revenue is offset by a decrease in development costs expensed in the period. See note (3) on page 57.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 57.

(3)

Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas. Our share of this income, net of the write off of the straight lining of rents and amounts attributable to the noncontrolling interest was $12,121.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $442,808,000 in the three months ended September 30, 2013, compared to $503,710,000 in the prior year’s quarter, a decrease of $60,902,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$2,197		$3,355	$-	$(507)	$(651)
Properties placed into / taken out of
service for redevelopment	(1,159)		(93)	(111)	(938)	(17)
Non-reimbursable expenses, including
bad debt reserves	(3,292)		(2,316)	(48)	-	(928)
Hotel Pennsylvania	1,919		1,919	-	-	-
Trade Shows	(2,189)		-	-	-	(2,189)
BMS expenses	(847)		(2,527)	-	-	1,680	(2)
Same store operations	6,281		1,079	(500)	2,347	3,355
	2,910		1,417	(659)	902	1,250

Depreciation and amortization:
Acquisitions and other	4,504		5,114	-	(504)	(106)
Properties placed into / taken out of
service for redevelopment	415		(268)	37	646	-
Same store operations	(3,081)		(4,755)	1,247	(46)	473
	1,838		91	1,284	96	367

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	(847)		-	-	-	(847)
Severance costs (primarily reduction
in force at the Merchandise Mart)	(1,014)		-	-	-	(1,014)
Same store operations	1,655		1,110	189	(1,863)	2,219
	(206)		1,110	189	(1,863)	358

Cleveland Medical Mart development
project	(67,192)	(3)	-	-	-	(67,192)	(3)

Acquisition related costs	1,748		-	-	-	1,748

Total (decrease) increase in expenses	$(60,902)		$2,618	$814	$(865)	$(63,469)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 56.

(3)	Primarily due to the project nearing completion. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 56.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

(Loss) Income Applicable to Toys

In the three months ended September 30, 2013, we recognized a net loss of $34,209,000 from our investment in Toys, comprised of $36,056,000 for our 32.6% share of Toys’ net loss, partially offset by $1,847,000 of management fee income.  In the three months ended September 30, 2012, we recognized a net loss of $8,585,000 from our investment in Toys, comprised of $10,956,000 for our 32.5% share of Toys’ net loss, partially offset by $2,371,000 of management fee income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended September 30, 2013 and 2012.

	Percentage	For the Three Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (decrease due to sale of Kings Plaza
in November 2012)	32.4%	$5,975	$8,958
India real estate ventures	4.0%-36.5%	(1,449)	82
Partially owned office buildings:
Warner Building	55.0%	(2,004)	(2,839)
280 Park Avenue	49.5%	(1,890)	(1,717)
666 Fifth Avenue Office Condominium	49.5%	1,858	1,744
330 Madison Avenue	25.0%	1,225	1,224
Rosslyn Plaza	43.7%-50.4%	(707)	(204)
One Park Avenue	30.3%	680	256
1101 17th Street	55.0%	376	591
West 57th Street Properties	50.0%	47	167
Fairfax Square	20.0%	(24)	(33)
Other partially owned office buildings	Various	477	505
Other investments:
Independence Plaza	50.1%	(2,081)	1,828
Monmouth Mall	50.0%	165	347
Lexington (1)	n/a	-	(323)
LNR (2)	n/a	-	16,600
Downtown Crossing, Boston (3)	n/a	-	(38)
Other investments (4)	Various	(1,195)	(5,880)
		$1,453	$21,268

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(2)		On April 22, 2013, LNR was sold for $1.053 billion. We owned 26.2% of LNR and received net proceeds of approximately $241,000.

(3)		On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended September 30, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended September 30,
	2013	2012
Net investment income (loss)	$2,362	$(49)
Net realized gain	8,184	-
Net unrealized gains	12,367	5,558
Income from Real Estate Fund	22,913	5,509
Less (income) attributable to noncontrolling interests	(15,422)	(4,787)
Income from Real Estate Fund attributable to Vornado (1)	$7,491	$722
___________________________________

(1)

Excludes management, leasing and development fees of $770 and $954 for the three months ended September 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net was a loss of $10,275,000 in the three months ended September 30, 2013, compared to income of $10,523,000 in the prior year’s quarter, a decrease in income of $20,798,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position ($20,012 mark-to-market loss in the current year's quarter, compared to a
$4,344 mark-to-market gain in the prior year's quarter)	$(24,356)
Dividends and interest on marketable securities in the current year's quarter	2,804
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(847)
Other, net	1,601
$(20,798)

Interest and Debt Expense

Interest and debt expense was $119,870,000 in the three months ended September 30, 2013, compared to $119,330,000 in the prior year’s quarter, an increase of $540,000.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended September 30, 2013, we recognized a $15,138,000 gain on disposition of wholly owned and partially owned assets, primarily from a $31,741,000 net gain on the sale of a marketable security, partially offset by an $18,114,000 loss on sale of the remaining 13,400,000 J.C. Penney common shares.

Income Tax Expense

Income tax expense was $2,222,000 in the three months ended September 30, 2013, compared to $3,015,000 in the prior year’s quarter, a decrease of $793,000.  This decrease resulted primarily from an income tax provision in the prior year’s quarter applicable to a taxable REIT subsidiary that was liquidated in the fourth quarter of 2012.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
(Amounts in thousands)	2013	2012
Total revenues	$2,963	$35,576
Total expenses	2,488	27,877
	475	7,699
Net gains on sale of real estate (2013 includes $2,909
attributable to noncontrolling interests)	18,996	131,088
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	-	19,657
Impairment losses	(720)	-
Income from discontinued operations	$18,751	$158,444

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $23,833,000 in the three months ended September 30, 2013, compared to $6,610,000 in the prior year’s quarter, an increase of $17,223,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests of our Real Estate Fund and the noncontrolling interests’ share of the net gain on sale of a retail property in Tampa, Florida.

Preferred Unit Distributions

Preferred unit distributions were $20,381,000 in the three months ended September 30, 2013, compared to $22,016,000 in the prior year’s quarter, a decrease of $1,635,000.  This decrease resulted from the redemption of 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Preferred Unit Redemptions

In the three months ended September 30, 2012, we recognized an $11,700,000 discount from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

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

Below are reconciliations of EBITDA to the same store EBITDA on a GAAP basis for each of our segments for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended September 30, 2013	$251,030	$86,942	$74,581
Add-back:
Non-property level overhead expenses included above	7,849	6,857	4,240
Less EBITDA from:
Acquisitions	(14,310)	-	-
Dispositions, including net gains on sale	-	(46)	(17,873)
Properties taken out-of-service for redevelopment	(5,461)	(1,182)	(2,196)
Other non-operating (income) expense	(20,114)	(867)	(549)
GAAP basis same store EBITDA for the three months ended
September 30, 2013	$218,994	$91,704	$58,203

EBITDA for the three months ended September 30, 2012	$206,663	$217,567	$73,505
Add-back:
Non-property level overhead expenses included above	6,739	6,668	6,103
Less EBITDA from:
Acquisitions	(581)	-	-
Dispositions, including net gains on sale	(3,016)	(128,754)	(19,325)
Properties taken out-of-service for redevelopment	(5,012)	(1,776)	(597)
Other non-operating (income) expense	(61)	(327)	(2,878)
GAAP basis same store EBITDA for the three months ended
September 30, 2012	$204,732	$93,378	$56,808

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended September 30, 2013 vs. September 30, 2012(1)	$14,262	$(1,674)	$1,395

% increase (decrease) in GAAP basis same store EBITDA	7.0%	(1.8%)	2.5%

(1) See notes on following page

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Notes to preceding tabular information

New York:

The $14,262,000 increase in New York GAAP basis same store EBITDA resulted primarily from an increase in Office and Retail GAAP basis same store EBITDA of $10,690,000 and $2,562,000, respectively.  The $10,690,000 increase in Office GAAP basis same store EBITDA resulted primarily from an increase in (i) rental revenue of $4,889,000 (due to a $0.60 increase in average annual rents per square foot, and a 150 basis point increase in average same store occupancy to 95.3% from 93.8%), and (ii) signage revenue and management and leasing fees of $4,754,000.  The $2,562,000 increase in Retail GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $3,019,000 (due to a $9.80 increase in average annual rents per square foot).

Washington, DC:

The $1,674,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from a decrease in rental revenue of $2,986,000, primarily due to a 150 basis point decrease in office average same store occupancy to 83.6% from 85.1%, a significant portion of which resulted from the effects of the BRAC statute (see page 51).

Retail Properties:

The $1,395,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $1,726,000, primarily due to a 200 basis point increase in average same store occupancy to 94.0% from 92.0%.

Results of Operations – Three Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
September 30, 2013	$218,994	$91,704	$58,203
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(25,220)	(1,519)	(2,852)
Cash basis same store EBITDA for the three months ended
September 30, 2013	$193,774	$90,185	$55,351

GAAP basis same store EBITDA for the three months ended
September 30, 2012	$204,732	$93,378	$56,808
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(26,341)	(1,241)	(3,439)
Cash basis same store EBITDA for the three months ended
September 30, 2012	$178,391	$92,137	$53,369

Increase (decrease) in Cash basis same store EBITDA -
Three months ended September 30, 2013 vs. September 30, 2012	$15,383	$(1,952)	$1,982

% increase (decrease) in Cash basis same store EBITDA	8.6%	(2.1%)	3.7%

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2013 and 2012

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2013 and 2012.

(Amounts in thousands)	For the Nine Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,521,127	$839,349		$338,742		$189,964		$-	$153,072
Straight-line rent adjustments	47,989	27,289		4,242		3,741		-	12,717
Amortization of acquired below-market
leases, net	40,326	26,184		1,543		8,669		-	3,930
Total rentals	1,609,442	892,822		344,527		202,374		-	169,719
Tenant expense reimbursements	236,580	128,598		31,264		63,601		-	13,117
Cleveland Medical Mart development project	34,026	-		-		-		-	34,026
Fee and other income:
BMS cleaning fees	49,071	63,192		-		-		-	(14,121)
Signage revenue	23,566	23,566		-		-		-	-
Management and leasing fees	19,675	7,533		11,529		1,170		-	(557)
Lease termination fees	87,587	24,986		1,417		59,797		-	1,387
Other income	26,431	4,550		17,915		1,448		-	2,518
Total revenues	2,086,378	1,145,247		406,652		328,390		-	206,089
Operating expenses	784,031	478,318		145,258		98,374		-	62,081
Depreciation and amortization	400,952	203,679		92,678		47,935		-	56,660
General and administrative	157,155	25,552		20,655		14,824		-	96,124
Cleveland Medical Mart development project	29,764	-		-		-		-	29,764
Acquisition related costs	6,769	-		-		-		-	6,769
Total expenses	1,378,671	707,549		258,591		161,133		-	251,398
Operating income (loss)	707,707	437,698		148,061		167,257		-	(45,309)
(Loss) applicable to Toys	(69,311)	-		-		-		(69,311)	-
Income (loss) from partially owned entities	23,691	14,020		(6,545)		1,512		-	14,704
Income from Real Estate Fund	73,947	-		-		-		-	73,947
Interest and other investment (loss)
income, net	(32,933)	4,076		99		5		-	(37,113)
Interest and debt expense	(363,128)	(125,991)		(83,350)		(34,523)		-	(119,264)
Net (loss) gain on disposition of wholly
owned and partially owned assets	(20,581)	-		-		1,377		-	(21,958)
Income (loss) before income taxes	319,392	329,803		58,265		135,628		(69,311)	(134,993)
Income tax expense	(6,172)	(1,298)		(1,949)		(1,480)		-	(1,445)
Income (loss) from continuing operations	313,220	328,505		56,316		134,148		(69,311)	(136,438)
Income from discontinued operations	290,279	-		-		290,267		-	12
Net income (loss)	603,499	328,505		56,316		424,415		(69,311)	(136,426)
Less net income attributable to
noncontrolling interests in
consolidated subsidiaries	(50,049)	(9,518)		-		(3,079)		-	(37,452)
Net income (loss) attributable to
Vornado Realty L.P.	553,450	318,987		56,316		421,336		(69,311)	(173,878)
Interest and debt expense(2)	551,357	163,579		93,715		40,057		119,347	134,659
Depreciation and amortization(2)	549,072	220,280		105,799		52,440		103,732	66,821
Income tax expense(2)	18,101	1,444		2,134		1,480		10,959	2,084
EBITDA(1)	$1,671,980	$704,290	(3)	$257,964	(4)	$515,313	(5)	$164,727	$29,686	(6)

__________________________

See notes on page 66.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2013 and 2012 - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Property rentals	$1,443,478	$735,587		$356,459		$190,671		$-	$160,761
Straight-line rent adjustments	53,169	42,334		4,382		5,265		-	1,188
Amortization of acquired below-market
leases, net	39,569	23,776		1,537		9,989		-	4,267
Total rentals	1,536,216	801,697		362,378		205,925		-	166,216
Tenant expense reimbursements	220,679	118,861		30,471		61,307		-	10,040
Cleveland Medical Mart development project	184,014	-		-		-		-	184,014
Fee and other income:
BMS cleaning fees	49,437	70,476		-		-		-	(21,039)
Signage revenue	14,252	14,252		-		-		-	-
Management and leasing fees	16,534	4,037		9,782		2,640		-	75
Lease termination fees	1,172	334		256		74		-	508
Other income	24,494	3,449		18,846		1,232		-	967
Total revenues	2,046,798	1,013,106		421,733		271,178		-	340,781
Operating expenses	749,213	447,910		143,923		97,154		-	60,226
Depreciation and amortization	381,270	168,391		107,395		51,877		-	53,607
General and administrative	150,578	21,980		19,849		18,803		-	89,946
Cleveland Medical Mart development project	177,127	-		-		-		-	177,127
Acquisition related costs	4,314	-		-		-		-	4,314
Total expenses	1,462,502	638,281		271,167		167,834		-	385,220
Operating income (loss)	584,296	374,825		150,566		103,344		-	(44,439)
Income applicable to Toys	88,696	-		-		-		88,696	-
Income (loss) from partially owned entities	53,491	20,345		(4,571)		1,040		-	36,677
Income from Real Estate Fund	37,572	-		-		-		-	37,572
Interest and other investment (loss)
income, net	(22,984)	3,166		97		24		-	(26,271)
Interest and debt expense	(373,257)	(109,365)		(85,408)		(45,362)		-	(133,122)
Net gain on disposition of wholly owned and
partially owned assets	4,856	-		-		-		-	4,856
Income (loss) before income taxes	372,670	288,971		60,684		59,046		88,696	(124,727)
Income tax expense	(17,319)	(2,480)		(1,277)		-		-	(13,562)
Income (loss) from continuing operations	355,351	286,491		59,407		59,046		88,696	(138,289)
Income (loss) from discontinued operations	247,297	(640)		130,979		37,456		-	79,502
Net income (loss)	602,648	285,851		190,386		96,502		88,696	(58,787)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(30,928)	(7,266)		-		308		-	(23,970)
Net income (loss) attributable to
Vornado Realty L.P.	571,720	278,585		190,386		96,810		88,696	(82,757)
Interest and debt expense(2)	567,265	140,294		99,486		58,039		103,388	166,058
Depreciation and amortization(2)	552,794	188,480		122,987		65,751		100,371	75,205
Income tax expense(2)	50,076	2,677		1,532		-		17,982	27,885
EBITDA(1)	$1,741,855	$610,036	(3)	$414,391	(4)	$220,600	(5)	$310,437	$186,391	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Office	$476,849	$418,414
	Retail	177,394	135,399
	Alexander's (decrease due to sale of Kings Plaza in November 2012)	31,141	39,477
	Hotel Pennsylvania	18,906	16,746
	Total New York	$704,290	$610,036

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Office, excluding the Skyline Properties (a)	$202,463	$350,296
	Skyline properties	22,546	32,127
	Total Office	225,009	382,423
	Residential	32,955	31,968
	Total Washington, DC	$257,964	$414,391

	(a)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $138,707. Excluding these items, EBITDA was $211,589.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$264,065	$148,554
	Regional malls(b)	251,248	72,046
	Total Retail properties	$515,313	$220,600

	(a)

The nine months ended September 30, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $149,659 and $38,856, respectively. Excluding these items, EBITDA was $114,406 and $109,698, respectively.

	(b)

The nine months ended September 30, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $203,151 and $25,057, respectively. Excluding these items, EBITDA was $48,097 and $46,989, respectively.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2013 and 2012 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,746	$4,162
	Net unrealized gains	14,869	8,384
	Net realized gain	2,046	-
	Carried interest	15,965	-
	Total	34,626	12,546
	Merchandise Mart Building, 7 West 34th Street and trade shows	52,167	46,518
	555 California Street	32,371	31,406
	India real estate ventures	4,708	1,718
	LNR(a)	20,443	46,006
	Lexington(b)	6,931	24,780
	Other investments	14,207	30,226
		165,453	193,200
	Corporate general and administrative expenses(c)	(71,054)	(66,940)
	Investment income and other, net(c)	39,153	30,900
	Loss on sale of J.C. Penney common shares	(54,914)	-
	Non-cash impairment loss on J.C. Penney common shares	(39,487)	-
	Loss from the mark-to-market of J.C. Penney derivative position	(33,487)	(53,343)
	Net gain on sale of marketable securities	31,741	3,582
	Acquisition related costs	(6,769)	(4,314)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(4,154)	(1,520)
	Merchandise Mart discontinued operations (including net gains on sale of assets)	2,065	88,488
	Net gain on sale of residential condominiums	1,139	1,274
	Verde Realty impairment loss	-	(4,936)
		$29,686	$186,391

	(a)	On April 22, 2013, LNR was sold.

	(b)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

	(c)	The amounts in these captions (for this table only) exclude income(expense) from the mark-to-market of our deferred compensation plan.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Nine Months
	Ended September 30,
	2013	2012
Region:
New York City metropolitan area	73%	69%
Washington, DC / Northern Virginia metropolitan area	23%	27%
Puerto Rico	2%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,086,378,000 for the nine months ended September 30, 2013, compared to $2,046,798,000 in the prior year’s nine months, an increase of $39,580,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York		Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$56,273		$63,808		$655	$(7,443)		$(747)
Properties placed into / taken out of
service for redevelopment	(4,553)		(320)		(2,196)	(1,939)		(98)
Hotel Pennsylvania	7,357		7,357		-	-		-
Trade Shows	(5,049)		-		-	-		(5,049)
Same store operations	19,198		20,280		(16,310)	5,831		9,397
	73,226		91,125		(17,851)	(3,551)		3,503

Tenant expense reimbursements:
Acquisitions and other	(14)		2,207		(523)	(1,597)		(101)
Properties placed into / taken out of
service for redevelopment	(1,500)		(83)		22	(1,325)		(114)
Same store operations	17,415		7,613		1,294	5,216		3,292
	15,901		9,737		793	2,294		3,077

Cleveland Medical Mart development
project	(149,988)	(1)	-		-	-		(149,988)	(1)

Fee and other income:
BMS cleaning fees	(366)		(7,284)		-	-		6,918	(2)
Signage revenue	9,314		9,314		-	-		-
Management and leasing fees	3,141		3,496		1,747	(1,470)		(632)
Lease termination fees	86,415		24,652	(3)	1,161	59,723	(4)	879
Other income	1,937		1,101		(931)	216		1,551
	100,441		31,279		1,977	58,469		8,716

Total increase (decrease) in revenues	$39,580		$132,141		$(15,081)	$57,212		$(134,692)

(1)	Primarily due to the project nearing completion. This decrease in revenue is offset by a decrease in development costs expensed in the period. See note (3) on page 69.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 69.

(3)

Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas. Our share of this income, net of the write off of the straight lining of rents and amounts attributable to the noncontrolling interest was $12,121.

(4)	Results primarily from income recognized in the first quarter of 2013 in connection with the settlement of the Stop & Shop litigation.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,378,671,000 for the nine months ended September 30, 2013, compared to $1,462,502,000 in the prior year’s nine months, a decrease of $83,831,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$22,086		$24,007	$-	$(1,029)	$(892)
Properties placed into / taken out of
service for redevelopment	(8,800)		(1,099)	(1,009)	(5,537)	(1,155)
Non-reimbursable expenses, including
bad debt reserves	(2,113)		(3,784)	-	1,470	201
Hotel Pennsylvania	5,089		5,089	-	-	-
Trade Shows	(4,642)		-	-	-	(4,642)
BMS expenses	565		(6,353)	-	-	6,918	(2)
Same store operations	22,633		12,548	2,344	6,316	1,425
	34,818		30,408	1,335	1,220	1,855

Depreciation and amortization:
Acquisitions and other	35,112		36,718	-	(1,335)	(271)
Properties placed into / taken out of
service for redevelopment	(19,136)		(463)	(16,109)	(2,564)	-
Same store operations	3,706		(967)	1,392	(43)	3,324
	19,682		35,288	(14,717)	(3,942)	3,053

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	940		-	-	-	940
Severance costs (primarily reduction
in force at the Merchandise Mart)	2,634		-	-	-	2,634
Same store operations	3,003		3,572	806	(3,979)	2,604
	6,577		3,572	806	(3,979)	6,178

Cleveland Medical Mart development
project	(147,363)	(3)	-	-	-	(147,363)	(3)

Acquisition related costs	2,455		-	-	-	2,455

Total (decrease) increase in expenses	$(83,831)		$69,268	$(12,576)	$(6,701)	$(133,822)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 68.

(3)	Primarily due to the project nearing completion. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 68.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

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

In the nine months ended September 30, 2013, we recognized a net loss of $69,311,000 from our investment in Toys, comprised of $3,778,000 for our 32.6% share of Toys’ net income and $5,453,000 of management fee income, offset by a $78,542,000 impairment loss (see above).  In the nine months ended September 30, 2012, we recognized net income of $88,696,000 from our investment in Toys, comprised of $81,667,000 for our 32.5% share of Toys’ net income and $7,029,000 of management fee income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the nine months ended September 30, 2013 and 2012.

	Percentage	For the Nine Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (decrease due to sale of Kings Plaza
in November 2012)	32.4%	$17,802	$24,827
Lexington (1)	n/a	(979)	371
LNR (2)	n/a	18,731	39,319
India real estate ventures	4.0%-36.5%	(2,630)	(4,526)
Partially owned office buildings:
280 Park Avenue	49.5%	(6,480)	(9,267)
Warner Building	55.0%	(6,346)	(7,438)
666 Fifth Avenue Office Condominium	49.5%	5,776	5,244
330 Madison Avenue	25.0%	3,714	2,036
Rosslyn Plaza	43.7%-50.4%	(2,158)	99
One Park Avenue	30.3%	1,054	890
1101 17th Street	55.0%	996	1,920
West 57th Street Properties	50.0%	415	732
Fairfax Square	20.0%	(87)	(85)
Other partially owned office buildings	Various	1,530	1,587
Other investments:
Independence Plaza	50.1%	(3,199)	5,243
Downtown Crossing, Boston (3)	n/a	(2,358)	(872)
Monmouth Mall	50.0%	1,450	1,007
Other investments (4)	Various	(3,540)	(7,596)
		$23,691	$53,491

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(2)		On April 22, 2013, LNR was sold for $1.053 billion. We owned 26.2% of LNR and received net proceeds of approximately $241,000.

(3)

On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest. In connection therewith, we recognized a $2,335 impairment loss in the first quarter.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the nine months ended September 30, 2013 and 2012.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2013	2012
Net investment income	$6,287	$4,035
Net realized gain	8,184	-
Net unrealized gains	59,476	33,537
Income from Real Estate Fund	73,947	37,572
Less (income) attributable to noncontrolling interests	(39,321)	(25,026)
Income from Real Estate Fund attributable to Vornado (1)	$34,626	$12,546
___________________________________

(1)

Excludes management, leasing and development fees of $2,446 and $2,374 for the nine months ended September 30, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment loss, net was a loss of $32,933,000 in the nine months ended September 30, 2013, compared to a loss of $22,984,000 in the prior year’s nine months, an increase in loss of $9,949,000. This increase resulted from:

(Amounts in thousands)

Non-cash impairment loss on J.C. Penney common shares in 2013	$(39,487)
J.C. Penney derivative position ($33,487 mark-to-market loss in 2013, compared to a
$53,343 mark-to-market loss in the prior year)	19,856
Higher interest on mezzanine loans receivable	5,916
Income from prepayment penalties in connection with the repayment of a mezzanine loan	5,267
Lower dividends and interest on marketable securities	(2,749)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	940
Other, net	308
$(9,949)

Interest and Debt Expense

Interest and debt expense was $363,128,000 in the nine months ended September 30, 2013, compared to $373,257,000 in the prior year’s nine months, a decrease of $10,129,000.  This decrease was primarily due to $20,140,000 of higher capitalized interest in the current period, partially offset by interest expense of $8,721,000 from the financing of the retail condominium at 666 Fifth Avenue in the first quarter of 2013.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the nine months ended September 30, 2013, we recognized a $20,581,000 loss on disposition of wholly owned and partially owned assets, primarily from a $54,914,000 loss on sale of the J.C. Penney common shares, partially offset by a $31,741,000 net gain on the sale of a marketable security, compared to a $4,856,000 net gain in the prior year’s nine months, primarily from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $6,172,000 in the nine months ended September 30, 2013, compared to $17,319,000 in the prior year’s nine months, a decrease of $11,147,000.  This decrease resulted primarily from an $12,038,000 income tax provision in the prior year’s nine months applicable to a taxable REIT subsidiary that was liquidated in the fourth quarter of 2012.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2013	2012
Total revenues	$35,193	$144,274
Total expenses	27,177	106,924
	8,016	37,350
Net gains on sale of real estate (2013 includes $2,909
attributable to noncontrolling interests)	286,990	203,801
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	-	19,657
Impairment losses	(4,727)	(13,511)
Income from discontinued operations	$290,279	$247,297

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $50,049,000 in the nine months ended September 30, 2013, compared to $30,928,000 in the prior year’s nine months, an increase of $19,121,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests of our Real Estate Fund and the noncontrolling interests’ share of the net gain on sale of a retail property in Tampa, Florida.

Preferred Unit Distributions

Preferred unit distributions were $63,585,000 in the nine months ended September 30, 2013, compared to $65,337,000 in the prior year’s nine months, a decrease of $1,752,000. This decrease resulted primarily from the redemption of 6.875% Series D-15 cumulative redeemable preferred units in May 2013, and the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Preferred Unit Redemptions

In the nine months ended September 30, 2013, we recognized $1,130,000 of expense in connection with preferred unit redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred units in February 2013, partially offset by an $8,100,000 discount from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.  In the nine months ended September 30, 2012, we recognized an $11,700,000 discount from the redemption of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

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

Below are reconciliations of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the nine months ended September 30, 2013, compared to nine months ended September 30, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the nine months ended September 30, 2013	$704,290	$257,964	$515,313
Add-back:
Non-property level overhead expenses included above	25,552	20,655	14,824
Less EBITDA from:
Acquisitions	(47,549)	-	-
Dispositions, including net gains on sale	-	(117)	(293,042)
Properties taken out-of-service for redevelopment	(14,771)	(3,280)	(3,579)
Other non-operating (income) expense	(27,003)	(813)	(59,492)
GAAP basis same store EBITDA for the nine months ended
September 30, 2013	$640,519	$274,409	$174,024

EBITDA for the nine months ended September 30, 2012	$610,036	$414,391	$220,600
Add-back:
Non-property level overhead expenses included above	21,980	19,849	18,803
Less EBITDA from:
Acquisitions	(581)	-	-
Dispositions, including net gains on sale	(8,423)	(138,705)	(60,497)
Properties taken out-of-service for redevelopment	(14,915)	(7,045)	(606)
Other non-operating (income) expense	24	289	(8,657)
GAAP basis same store EBITDA for the nine months ended
September 30, 2012	$608,121	$288,779	$169,643

Increase (decrease) in GAAP basis same store EBITDA -
Nine months ended September 30, 2013 vs. September 30, 2012(1)	$32,398	$(14,370)	$4,381

% increase (decrease) in GAAP basis same store EBITDA	5.3%	(5.0%)	2.6%

(1) See notes on following page

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Notes to preceding tabular information

New York:

The $32,398,000 increase in New York GAAP basis same store EBITDA resulted primarily from an increase in Office and Retail GAAP basis same store EBITDA of $24,560,000 and $5,576,000, respectively.  The $24,560,000 increase in Office GAAP basis same store EBITDA resulted primarily from an increase in (i) rental revenue of $14,036,000 (due to a $2.34 increase in average annual rents per square foot, partially offset by a 40 basis point decrease in average same store occupancy to 95.0% from 95.4%), and (ii) signage revenue and management and leasing fees of $12,810,000.  The $5,576,000 increase in Retail GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $6,244,000 (primarily due to a $7.22 increase in average annual rents per square foot).

Washington, DC:

The $14,370,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from a decrease in rental revenue of $16,310,000, primarily due to a 420 basis point decrease in office average same store occupancy to 82.9% from 87.1%, a significant portion of which resulted from the effects of the BRAC statute (see page 51).

Retail Properties:

The $4,381,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $5,831,000, due to a 120 basis point increase in average same store occupancy to 93.4% from 92.2%, and a $0.29 increase in average annual rents per square foot.

Results of Operations – Nine Months Ended September 30, 2013 Compared to September 30, 2012 - continued

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the nine months ended
September 30, 2013	$640,519	$274,409	$174,024
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(77,291)	(8,282)	(9,179)
Cash basis same store EBITDA for the nine months ended
September 30, 2013	$563,228	$266,127	$164,845

GAAP basis same store EBITDA for the nine months ended
September 30, 2012	$608,121	$288,779	$169,643
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(89,594)	(5,662)	(9,701)
Cash basis same store EBITDA for the nine months ended
September 30, 2012	$518,527	$283,117	$159,942

Increase (decrease) in Cash basis same store EBITDA -
Nine months ended September 30, 2013 vs. September 30, 2012	$44,701	$(16,990)	$4,903

% increase (decrease) in Cash basis same store EBITDA	8.6%	(6.0%)	3.1%

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended June 30, 2013.

			Retail
(Amounts in thousands)	New York	Washington, DC	Properties
Net income attributable to Vornado Realty L.P. for the three months ended
June 30, 2013	$105,574	$17,433	$87,594
Interest and debt expense	54,546	31,245	13,715
Depreciation and amortization	74,573	35,248	16,348
Income tax expense	1,030	852	749
EBITDA for the three months ended June 30, 2013	$235,723	$84,778	$118,406

Reconciliation of EBITDA to GAAP basis Same Store EBITDA – Three Months Ended September 30, 2013 compared to June 30, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended September 30, 2013	$251,030	$86,942	$74,581
Add-back:
Non-property level overhead expenses included above	7,849	6,857	4,240
Less EBITDA from:
Acquisitions	(575)	-	-
Dispositions, including net gains on sale	-	(46)	(17,873)
Properties taken out-of-service for redevelopment	(5,461)	(1,182)	(2,196)
Other non-operating (income) expense	(20,115)	(867)	(549)
GAAP basis same store EBITDA for the three months ended
September 30, 2013	$232,728	$91,704	$58,203

EBITDA for the three months ended June 30, 2013	$235,723	$84,778	$118,406
Add-back:
Non-property level overhead expenses included above	8,881	6,873	5,169
Less EBITDA from:
Acquisitions	913	-	-
Dispositions, including net gains on sale	-	27	(64,874)
Properties taken out-of-service for redevelopment	(4,900)	(822)	(916)
Other non-operating (income) expense	(5,679)	422	839
GAAP basis same store EBITDA for the three months ended
June 30, 2013	$234,938	$91,278	$58,624

(Decrease) increase in GAAP basis same store EBITDA -
Three months ended September 30, 2013 vs. June 30, 2013	$(2,210)	$426	$(421)

% (decrease) increase in GAAP basis same store EBITDA	(0.9%)	0.5%	(0.7%)

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA – Three Months Ended September 30, 2013 vs. June 30, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
September 30, 2013	$232,728	$91,704	$58,203
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(25,219)	(1,519)	(2,852)
Cash basis same store EBITDA for the three months ended
September 30, 2013	$207,509	$90,185	$55,351

GAAP basis same store EBITDA for the three months ended June 30, 2013	$234,938	$91,278	$58,624
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,106)	(2,596)	(3,160)
Cash basis same store EBITDA for the three months ended June 30, 2013	$206,832	$88,682	$55,464

Increase (decrease) in Cash basis same store EBITDA -
Three months ended September 30, 2013 vs. June 30, 2013	$677	$1,503	$(113)

% increase (decrease) in Cash basis same store EBITDA	0.3%	1.7%	(0.2%)

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded commitments of $239,186,000, including $59,796,000 from us.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2013

Our cash and cash equivalents were $872,323,000 at September 30, 2013, a $87,996,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $10,001,333,000 at September 30, 2013, a $1,170,875,000 decrease over the balance at December 31, 2012.  As of September 30, 2013 and December 31, 2012, $83,982,000 and $1,170,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2013 and 2014, $176,572,000 and $233,283,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $789,592,000 was comprised of (i) net income of $603,499,000, (ii) $188,740,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, (iii) return of capital from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $34,350,000, partially offset by (v) the net change in operating assets and liabilities of $93,661,000, including $32,392,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $1,020,400,000 was comprised of (i) $734,427,000 of proceeds from sales of real estate and related investments, (ii) $378,676,000 of proceeds from the sale of marketable securities, (iii) $287,944,000 of capital distributions from partially owned entities, (iv) $240,474,000 from the sale of LNR, (v) $101,150,000 from the return of the J.C. Penney derivative collateral, (vi) $49,452,000 of proceeds from repayments of mortgages and mezzanine loans receivable and other, and (vii) $21,883,000 of changes in restricted cash, partially offset by (viii) $212,624,000 of investments in partially owned entities, (ix) $186,079,000 for the funding of the J.C. Penney derivative collateral; and settlement of derivative position in 2013, (x) $170,424,000 of additions to real estate, (xi) $149,010,000 of development costs and construction in progress, (xii) $75,079,000 of acquisitions of real estate, and (xiii) $390,000 of investment in mortgage and mezzanine loans receivable.

Net cash used in financing activities of $1,897,988,000 was comprised of (i) $2,851,420,000 for the repayments of borrowings, (ii) $409,332,000 of distributions to Vornado, (iii) $299,400,000 for purchases of outstanding preferred units, (iv) $200,667,000 of distributions to redeemable security holders and noncontrolling interests, (v) $62,820,000 of distributions to preferred unitholders, (vi) $9,982,000 of debt issuance and other costs, and (vii) $332,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (viii) $1,600,357,000 of proceeds from borrowings, (ix) $290,536,000 of proceeds from the issuance of preferred units, (x) $40,015,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $5,057,000 of proceeds received from the exercise of Vornado stock options.

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$39,322	$20,665	$9,244	$3,160	$6,253
Tenant improvements	117,088	67,476	32,087	11,075	6,450
Leasing commissions	42,341	31,324	8,030	1,686	1,301
Non-recurring capital expenditures	6,454	6,183	-	-	271
Total capital expenditures and leasing
commissions (accrual basis)	205,205	125,648	49,361	15,921	14,275
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	111,984	43,536	22,228	4,577	41,643
Expenditures to be made in future
periods for the current period	(116,655)	(68,813)	(34,191)	(12,556)	(1,095)
Total capital expenditures and leasing
commissions (cash basis)	$200,534	$100,371	$37,398	$7,942	$54,823

Tenant improvements and leasing commissions:
Per square foot per annum	$4.19	$5.54	$4.71	$1.52	$-
Percentage of initial rent	9.7%	8.0%	11.8%	7.9%	-

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

We are in the process of renovating the Springfield Mall, which is expected to be substantially completed in 2014.  The estimated cost of this project is approximately $225,000,000, of which $21,500,000 was expended prior to 2013, $80,000,000 is expected to be expended in 2013 and the balance is to be expended in 2014.

We plan to develop a new 699-unit residential project in Pentagon City (Metropolitan Park 4&5), which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The estimated cost of this project is approximately $250,000,000; a significant portion of which is expected to be financed.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$39,810	$-	$-	$39,810	$-
220 Central Park South	23,946	-	-	-	23,946
Marriott Marquis Times Square - retail
and signage	13,920	13,920	-	-	-
1290 Avenue of the Americas	11,374	11,374	-	-	-
Metropolitan Park 4 & 5	5,054	-	5,054	-	-
LED Signage	4,589	4,589	-	-	-
1540 Broadway	4,267	4,267	-	-	-
1851 South Bell Street (1900 Crystal Drive)	3,739	-	3,739	-	-
Other	42,311	7,949	15,039	15,910	3,413
	$149,010	$42,099	$23,832	$55,720	$27,359

In addition to the development and redevelopment projects above, we are in the process of retenanting and repositioning 280 Park Avenue (50% owned).  Our share of the estimated cost of this project is approximately $62,000,000, of which $11,000,000 was expended prior to 2013 and $18,000,000 has been expended in 2013.

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

Liquidity and Capital Resources – continued

Capital Expenditures in the nine months ended September 30, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$37,829	$17,925	$10,758	$2,497	$6,649
Tenant improvements	150,099	55,628	41,874	6,682	45,915
Leasing commissions	48,900	21,536	10,607	1,971	14,786
Non-recurring capital expenditures	5,227	4,240	-	-	987
Total capital expenditures and leasing
commissions (accrual basis)	242,055	99,329	63,239	11,150	68,337
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	74,087	35,008	11,811	6,868	20,400
Expenditures to be made in future
periods for the current period	(157,152)	(66,954)	(38,221)	(5,731)	(46,246)
Total capital expenditures and leasing
commissions (cash basis)	$158,990	$67,383	$36,829	$12,287	$42,491

Tenant improvements and leasing commissions:
Per square foot per annum	$4.28	$5.43	$5.18	$1.05	$-
Percentage of initial rent	9.8%	8.5%	12.9%	5.4%	-

Development and Redevelopment Expenditures in the nine months ended September 30, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Crystal Square 5	$12,773	$-	$12,773	$-	$-
1290 Avenue of the Americas	11,613	11,613	-	-	-
510 Fifth Avenue	10,203	10,203	-	-	-
Bergen Town Center	9,881	-	-	9,881	-
Springfield Mall	8,801	-	-	8,801	-
Marriott Marquis Times Square - retail
and signage	5,970	5,970	-	-	-
1851 South Bell Street (1900 Crystal Drive)	2,840	-	2,840	-	-
Other	44,421	9,581	9,716	17,252	7,872
	$106,502	$37,367	$25,329	$35,934	$7,872

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $367,000,000.

At September 30, 2013, $33,068,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of September 30, 2013, our subsidiaries have funded approximately $3,598,000 of the commitment.

As of September 30, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $155,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2013			2012
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,353,097	2.32%	$13,531	$3,043,199	1.84%
Fixed rate	8,648,236	5.03%	-	8,129,009	5.18%
	$10,001,333	4.67%	13,531	$11,172,208	4.27%
Prorata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$194,423	2.12%	1,944	$264,531	2.88%
Variable rate – Toys	731,522	5.71%	7,315	703,922	5.69%
Fixed rate (including $984,990 and
$1,148,407 of Toys debt in 2013 and 2012)	3,106,589	6.89%	-	3,030,476	7.04%
	$4,032,534	6.44%	9,259	$3,998,929	6.53%
Total change in annual net income			$22,790
Per Class A unit-diluted			$0.12

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2013, we have one interest rate cap with a principal amount of $60,000,000 and an interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.18% at September 30, 2013) to a fixed rate of 5.13% for the remaining five-year term of the loan.

As of September 30, 2013, we have investments in mezzanine loans with an aggregate carrying amount of $152,079,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of September 30, 2013, the estimated fair value of our consolidated debt was $10,134,982,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2013, we issued 6,558 Class A units to Vornado in connection with Vornado’s issuance of 6,558 common shares upon the redemption of Class A units held by third parties.  The Class A units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 8, 2013	By:	/s/ Stephen W. Theriot
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
June 1, 2013. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11954), filed on August 5, 2013

______________________________
	*		Incorporated by reference
	**		Management contract or compensation agreement

EXHIBIT INDEX

Exhibit No.

15.1	-	Letter regarding Unaudited Interim Financial

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase