Form 10-K
period 2013-12-31
VORNADO REALTY LP
filed 2014-03-03
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑34482

VORNADO REALTY L.P.

 (Exact name of Registrant as specified in its charter)

Delaware	13‑3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

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

YES ☐    NO ☒

There is no public market for the Class A units of limited partnership interest. Based on the June 30, 2013 closing share price of

Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the

Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and its officers and trustees, was

$764,739,000 at June 30, 2013.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 22, 2014.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc. An amendment to this Annual Report on Form 10-K will be filed as soon as practicable following the availability of such financial statements.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	4

	1A.	Risk Factors	8

	1B.	Unresolved Staff Comments	17

	2.	Properties	18

	3.	Legal Proceedings	31

	4.	Mine Safety Disclosures	31

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	32

	6.	Selected Financial Data	34

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	35

	7A.	Quantitative and Qualitative Disclosures about Market Risk	90

	8.	Financial Statements and Supplementary Data	91

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	142

	9A.	Controls and Procedures	142

	9B.	Other Information	144

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	144

	11.	Executive Compensation(1)	145

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	145

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	145

	14.	Principal Accounting Fees and Services(1)	145

PART IV.	15.	Exhibits, Financial Statement Schedules	146

Signatures			147

(1)

These items are omitted in whole or in part because Vornado Realty Trust, the registrant's sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2013, portions of which are incorporated by reference herein.

Forward-Looking Statements

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures and partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at December 31, 2013.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2013, we own all or portions of:

New York:

•         19.8 million square feet of Manhattan office space in 31 properties and four residential properties containing 1,653 units;

•         2.4 million square feet of Manhattan street retail space in 55 properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         16.2 million square feet of office space in 59 properties and seven residential properties containing 2,405 units;

Retail Properties:

•         14.9 million square feet of retail space in 106 strip shopping centers and single tenant retail assets, primarily in the northeast states and California;

•         5.3 million square feet of retail space in six regional malls, located in the northeast / mid-Atlantic states and Puerto Rico;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Merchandise Mart in Chicago, whose largest tenant is Motorola Mobility, owned by Google, which leases 608,000 square feet;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.6% interest in Toys “R” Us, Inc.; and

•         Other real estate and related investments and mortgage and mezzanine loans on real estate.

Objectives and Strategy

Our business objective is to maximize Vornado shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and execute our operating strategies through:

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer partnership units in exchange for property and may repurchase or otherwise reacquire these units in the future.

ACQUISITIONS

Since January 1, 2013, we have completed the following acquisitions:

•         A 20.1% interest in 650 Madison Avenue, a 27-story, 594,000 square foot Class A office and retail tower located on Madison Avenue between 59th and 60th Street, for $260 million ($1.295 billion at 100%).

•         A 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan, for $277.5 million ($300 million at 100%).

•         Land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South development site in Manhattan, for $194 million.

•         Three other Manhattan street retail properties, in separate transactions, for an aggregate of $65.3 million.

Additional details about our Acquisitions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISPOSITIONS

Since January 1, 2013, we have sold 20 assets and marketable securities, including J.C. Penney, for an aggregate of $1.8 billion, with net proceeds of approximately $1.3 billion.  Below is a summary of these sales.

•         Green Acres Mall in Valley Stream, New York, for $500 million.

•         The Plant, a power strip shopping center in San Jose, California, for $203 million.

•         866 United Nations Plaza, a 360,000 square foot office building in Manhattan, for $200 million.

•         A retail property in Philadelphia, which is a part of the Gallery at Market Street, for $60 million.

•         A parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City, for $66 million.

•         A retail property in Tampa, Florida for $45 million, of which our 75% share was $33.8 million.

•         12 other properties, in separate transactions, for an aggregate of $82.3 million.

•         Marketable securities, principally J.C. Penney, for an aggregate of $378.7 million.

•         Our 26.2% interest in LNR for net proceeds of $240.5 million.

•         Our 50% interest in the Downtown Crossing site in Boston for net proceeds of $45 million.

Additional details about our Dispositions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCINGS

Since January 1, 2013, we have executed the following capital market transactions:

•         A $600 million loan secured by our 220 Central Park South development site.

•         The restructuring of the $678 million (face amount) Skyline properties mortgage loan.

•         Extended one of our two $1.25 billion revolving credit facilities from June 2015 to June 2017, with two six-month extension options.

•         Five additional financings secured by real estate aggregating $1.707 billion at a weighted average interest rate of 3.63% and a weighted average term of 7.5 years.  One of these financings was to support a recently acquired asset and the other four yielded approximately $351 million of net proceeds.

•         Issued $300 million of 5.4% Series L Preferred Units and redeemed all of the outstanding Series F and H Preferred Units and the Series D-15 Preferred Units, which had a weighted average rate of 6.77%, for $299.4 million.

Additional details about our Financings are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SEGMENT DATA

We operate in the following business segments: New York, Washington, DC, Retail Properties, and Toys “R” Us (“Toys”).  As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation. Financial information related to these business segments for the years ended December 31, 2013, 2012 and 2011 is set forth in Note 26 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings and cash flows and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter, which we record on a one-quarter lag basis in our first quarter. The New York and Washington, DC segments have historically experienced higher utility costs in the first and third quarters of the year.  The Retail Properties segment revenue in the fourth quarter is typically higher due to the recognition of percentage and specialty rental income.

tenants ACCOUNTING FOR over 10% of revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2013, 2012 and 2011.

Certain Activities

We do not base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long‑term investment; however, it is possible that properties in our portfolio may be sold when circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property or property type. While Vornado may seek the vote of its shareholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by Vornado’s Board of Trustees without the vote of Vornado’s shareholders or our unitholders.

Employees

As of December 31, 2013, we have approximately 4,369 employees, of which 339 are corporate staff. The New York segment has 3,244 employees, including 2,564 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York and Washington, DC properties and 516 employees at the Hotel Pennsylvania. The Washington, DC and Retail Properties segments have 448 and 107 employees, respectively and the Merchandise Mart properties have 231 employees.  The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, of which we own 32.6% and 32.4%, respectively.

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

•         inflation or deflation;

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

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of our debt and equity securities.

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy.  Demand for office and retail space may decline nationwide, as it did in 2008 and 2009 due to the economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our debt and equity securities.

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

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. In the case of our malls and strip shopping centers, the bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in decreased revenue, net income and funds available to pay our indebtedness or make distributions to unitholders.

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. Our predecessor companies may be subject to similar liabilities for activities of those companies in the past.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

Each of our properties has been subject to varying degrees of environmental assessment. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination,  human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to us.

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

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

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

In 2013, approximately 96% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City metropolitan areas and the Washington, DC / Northern Virginia area.  We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in these regions include:

•      financial performance and productivity of the media, advertising, financial, technology, retail, insurance and real estate industries;

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

Our investments are concentrated in the New York, Washington, DC, Chicago and San Francisco metropolitan areas.  Natural disasters, including earthquakes, storms and hurricanes, could impact our properties in these and other areas in which we operate.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties.  As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance and to the risk of business interruption.  The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

We May Acquire or Sell Assets or Entities or Develop Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

We may acquire, develop or redevelop real estate and acquire related companies and this may create risks.

We may acquire, develop or redevelop properties or acquire real estate related companies when we believe doing so is consistent with our business strategy. We may not succeed in (i) developing, redeveloping or acquiring real estate and real estate related companies; (ii) completing these activities on time or within budget; and (iii) leasing or selling developed, redeveloped or acquired properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition.

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

From time to time we have made, and in the future we may seek to make, investments in companies over which we do not have sole control. Some of these companies operate in industries with different risks than investing and operating real estate.

From time to time we have made, and in the future we may seek to make, investments in companies that we may not control, including, but not limited to, Alexander’s, Inc. (“Alexander’s”), Toys “R” Us (“Toys”), Lexington Realty Trust (“Lexington”), and other equity and mezzanine investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from investing and operating real estate, including operating or managing toy stores. Consequently, we are subject to operating and financial risks of those industries and to the risks associated with lack of control, such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing directly or indirectly with these partners or entities.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We are subject to risks that affect the general retail environment.

A substantial portion of our properties are in the retail shopping center real estate market and we have a significant investment in Toys.  This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies.  These factors could adversely affect the financial condition of our retail tenants and the retailer in which we hold an investment and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

Our investment in Toys subjects us to risks that are different from our other lines of business and may result in increased seasonality and volatility in our reported earnings.

Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal and substantially all of Toys net income is generated in its fourth quarter. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2013 include Toys’ financial results for its first, second and third quarters ended November 2, 2013, as well as Toys’ fourth quarter results of 2012. Because of the seasonality of Toys, our reported quarterly net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

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

We invest in marketable equity securities of publicly-traded companies, such as Lexington Realty Trust.  As of December 31, 2013, our marketable securities have an aggregate carrying amount of $191,917,000, at market.  Significant declines in the value of these investments due to, among other reasons, operating performance or economic or market conditions, may result in the recognition of impairment losses which could be material.

Vornado’s Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

We may not be able to obtain capital to make investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT like Vornado is that it distributes 90% of its taxable income, excluding net capital gains, to its shareholders.  This, in turn, requires us to make distributions to our unitholders.  There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing will be available or available on acceptable terms.  For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

We rely on both secured and unsecured, variable rate and non-variable rate debt to finance acquisitions and development activities and for working capital. If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.  In addition, the cost of our existing debt may increase, especially in the case of a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms.  If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit ratings downgrades and default on our obligations that could adversely affect our financial condition and results of operations.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured indebtedness and debt that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

Vornado may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that Vornado will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, Vornado may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT.  If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado could not deduct distributions to its shareholders in computing its taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If Vornado had to pay federal income tax, the amount of money available to distribute to its shareholders and pay its indebtedness would be reduced for the year or years involved, and Vornado would no longer be required to make distributions to shareholders.  In addition, Vornado would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless Vornado was entitled to relief under the relevant statutory provisions.

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

We are dependent on the efforts of Steven Roth, the Chairman of Vornado’s Board of Trustees and its Chief Executive Officer.  While we believe that we could find a replacement for him and other key personnel, the loss of their services could harm our operations and adversely affect the value of Vornado’s common shares and our Class A units.

Vornado’s charter documents and applicable law may hinder any attempt to acquire it or us because vornado is our sole general partner.

Vornado’s Amended and Restated Declaration of Trust (the “declaration of trust”) sets limits on the ownership of Vornado’s shares.

Generally, for Vornado to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of Vornado may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of Vornado’s taxable year. The Internal Revenue Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under Vornado’s declaration of trust, as amended, no person may own more than 6.7% of the outstanding common shares of any class, or 9.9% of the outstanding preferred shares of any class, with some exceptions for persons who held common shares in excess of the 6.7% limit before Vornado adopted the limit and other persons approved by Vornado’s Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders.

The Maryland General Corporation Law (the “MGCL”) contains provisions that may reduce the likelihood of certain takeover transactions.

The MGCL imposes conditions and restrictions on certain “business combinations” (including, among other transactions, a merger, consolidation, share exchange, or, in certain circumstances, an asset transfer or issuance of equity securities) between a Maryland REIT and certain persons who beneficially own at least 10% of the corporation’s stock (an “interested shareholder”). Unless approved in advance by the board of trustees of the trust, or otherwise exempted by the statute, such a business combination is prohibited for a period of five years after the most recent date on which the interested shareholder became an interested shareholder.  After such five-year period, a business combination with an interested shareholder must be: (a) recommended by the board of trustees of the trust, and (b) approved by the affirmative vote of at least (i) 80% of the trust’s outstanding shares entitled to vote and (ii) two-thirds of the trust’s outstanding shares entitled to vote which are not held by the interested shareholder with whom the business combination is to be effected, unless, among other things, the trust’s common shareholders receive a “fair price” (as defined by the statute) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for his or her shares.

In approving a transaction, Vornado’s Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board.  Vornado’s Board has adopted a resolution exempting any business combination between Vornado and any trustee or officer of Vornado or its affiliates.  As a result, any trustee or officer of Vornado or its affiliates may be able to enter into business combinations with Vornado that may not be in the best interest of Vornado’s shareholders and our unitholders.  With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders.  The business combination statute may discourage others from trying to acquire control of Vornado and increase the difficulty of consummating any offer.

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

Vornado’s Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of Vornado, and therefore of us, or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders, although Vornado’s Board of Trustees does not now intend to establish a series of preferred shares of this kind. Vornado’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of Vornado’s shareholders or our unitholders.

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

As of December 31, 2013, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 6.6% of the common shares of Vornado and 26.3% of the common stock of Alexander’s Inc. (NYSE: ALX) (“Alexander’s”), which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado, and therefore over us, and on the outcome of any matters submitted to Vornado’s shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and our other equity or debt holders. In addition, Mr. Roth, Interstate Properties and its partners, and Alexander’s currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

We currently manage and lease the real estate assets of Interstate Properties under a management agreement for which we receive an annual fee equal to 4% of base rent and percentage rent.  See the related party disclosures in the notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2013, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has six properties, which are located in the greater New York metropolitan area.  In addition to the 2.1% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.3% of the outstanding common stock of Alexander’s as of December 31, 2013. Mr. Roth is the Chairman of the Board and Chief Executive Office of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s and general partners of Interstate Properties.  Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President – Finance and Chief Administrative Officer, is the Executive Vice President and Chief Financial Officer of Alexander’s.

We manage, develop and lease Alexander’s properties under management and development agreements and leasing agreements under which we receive annual fees from Alexander’s. See the related party disclosures in the notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

The Number of Shares of Vornado Realty Trust and the Market for Those Shares Give Rise to Various Risks.

The trading price of Vornado’s common shares has been volatile and may fluctuate.

The trading price of Vornado ‘s common shares has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of our Class A units.  Among those factors are:

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

•         fluctuations in interest rates;

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

The interests of our current unitholders could be diluted if we issue additional equity securities. As of December 31, 2013, Vornado had authorized but unissued, 62,715,312 common shares of beneficial interest, $.04 par value and 57,266,023 preferred shares of beneficial interest, no par value; of which 20,356,425 common shares are reserved for issuance upon redemption of our Class A units, convertible securities and Vornado stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of our preferred units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of Vornado’s common and preferred shares or our Class A and preferred units will have on the market prices of Vornado’s outstanding shares and our outstanding securities.

In addition, under Maryland law, Vornado’s Board has the authority to increase the number of authorized shares without shareholder approval.

Item 1b.     unresolved staff comments

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

Item 2.        Properties

We operate in four business segments:  New York, Washington, DC, Retail Properties and Toys “R” Us.  The following pages provide details of our real estate properties.

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
NEW YORK:
One Penn Plaza (ground leased through 2098)	100.0%	Office / Retail	97.0%	2,509,000	-	2,509,000
1290 Avenue of the Americas	70.0%	Office / Retail	94.4%	2,113,000	-	2,113,000
Two Penn Plaza	100.0%	Office / Retail	95.5%	1,619,000	-	1,619,000
666 Fifth Avenue Office Condominium	49.5%	Office	87.0%	1,418,000	-	1,418,000
909 Third Avenue (ground leased through 2063)	100.0%	Office	100.0%	1,343,000	-	1,343,000
Independence Plaza, Tribeca (1,328 units)	50.1%	Residential / Retail	95.4%	1,240,000	-	1,240,000
280 Park Avenue	49.5%	Office / Retail	100.0%	741,000	488,000	1,229,000
Eleven Penn Plaza	100.0%	Office / Retail	99.1%	1,148,000	-	1,148,000
770 Broadway	100.0%	Office / Retail	100.0%	1,126,000	-	1,126,000
One Park Avenue(2)	30.3%	Office / Retail	96.7%	944,000	-	944,000
90 Park Avenue	100.0%	Office / Retail	96.5%	918,000	-	918,000
888 Seventh Avenue (ground leased through 2067)	100.0%	Office / Retail	93.4%	877,000	-	877,000
100 West 33rd Street	100.0%	Office	99.2%	848,000	-	848,000
330 Madison Avenue	25.0%	Office / Retail	94.2%	832,000	-	832,000
330 West 34th Street (ground leased through 2148)	100.0%	Office / Retail	100.0%	95,000	540,000	635,000
1740 Broadway	100.0%	Office / Retail	100.0%	601,000	-	601,000
650 Madison Avenue	20.1%	Office / Retail	91.3%	595,000	-	595,000
350 Park Avenue	100.0%	Office / Retail	99.0%	569,000	-	569,000
150 East 58th Street	100.0%	Office / Retail	95.8%	538,000	-	538,000
20 Broad Street (ground leased through 2081)	100.0%	Office	99.3%	472,000	-	472,000
640 Fifth Avenue	100.0%	Office / Retail	96.0%	324,000	-	324,000
595 Madison Avenue	100.0%	Office / Retail	100.0%	322,000	-	322,000
50-70 W 93rd Street (325 units)	49.9%	Residential	93.2%	283,000	-	283,000
Manhattan Mall	100.0%	Retail	96.1%	256,000	-	256,000
40 Fulton Street	100.0%	Office / Retail	99.0%	249,000	-	249,000
4 Union Square South	100.0%	Retail	100.0%	206,000	-	206,000
57th Street (5 buildings)	50.0%	Office / Retail	82.6%	188,000	-	188,000
825 Seventh Avenue	51.2%	Office / Retail	100.0%	169,000	-	169,000
1540 Broadway	100.0%	Retail	100.0%	160,000	-	160,000
Paramus	100.0%	Office	97.6%	129,000	-	129,000
608 Fifth Avenue (ground leased through 2026)	100.0%	Office / Retail	91.4%	126,000	-	126,000
666 Fifth Avenue Retail Condominium	100.0%	Retail	100.0%	113,000	-	113,000
689 Fifth Avenue	100.0%	Office / Retail	68.2%	92,000	-	92,000
478-486 Broadway (2 buildings)	100.0%	Retail	100.0%	85,000	-	85,000
510 Fifth Avenue	100.0%	Retail	90.6%	64,000	-	64,000
1535 Broadway (Marriott Marquis)
(ground and building leased through 2032)	100.0%	Retail	n/a	-	64,000	64,000
655 Fifth Avenue	92.5%	Retail	100.0%	57,000	-	57,000
155 Spring Street	100.0%	Retail	100.0%	49,000	-	49,000
435 Seventh Avenue	100.0%	Retail	100.0%	43,000	-	43,000
3040 M Street	100.0%	Retail	100.0%	42,000	-	42,000
692 Broadway	100.0%	Retail	100.0%	35,000	-	35,000
715 Lexington (ground leased through 2041)	100.0%	Retail	100.0%	23,000	-	23,000
1131 Third Avenue	100.0%	Retail	100.0%	11,000	11,000	22,000
7 West 34th Street	100.0%	Retail	100.0%	21,000	-	21,000
828-850 Madison Avenue	100.0%	Retail	100.0%	18,000	-	18,000
484 Eighth Avenue	100.0%	Retail	80.6%	16,000	-	16,000
443 Broadway	100.0%	Retail	100.0%	16,000	-	16,000
334 Canal Street	100.0%	Retail	n/a	-	15,000	15,000
40 East 66th Street	100.0%	Retail	100.0%	11,000	-	11,000
431 Seventh Avenue	100.0%	Retail	100.0%	10,000	-	10,000
677-679 Madison Avenue	100.0%	Retail	100.0%	8,000	-	8,000
148 Spring Street	100.0%	Retail	100.0%	7,000	-	7,000
150 Spring Street	100.0%	Retail	100.0%	7,000	-	7,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
NEW YORK - continued:
966 Third Avenue	100.0%	Retail	100.0%	7,000	-	7,000
488 Eighth Avenue	100.0%	Retail	100.0%	6,000	-	6,000
968 Third Avenue	50.0%	Retail	100.0%	6,000	-	6,000
267 West 34th Street	100.0%	Retail	100.0%	6,000	-	6,000

Hotel Pennsylvania	100.0%	Hotel	n/a	1,400,000	-	1,400,000

Alexander's, Inc.:
731 Lexington Avenue	32.4%	Office / Retail	100.0%	1,059,000	-	1,059,000
Rego Park II, Queens	32.4%	Retail	97.8%	609,000	-	609,000
Rego Park I, Queens	32.4%	Retail	100.0%	343,000	-	343,000
Flushing, Queens	32.4%	Retail	100.0%	167,000	-	167,000
Paramus, New Jersey (30.3 acres
ground leased through 2041)	32.4%	Retail	100.0%	-	-	-
Rego Park II Apartment Tower, Queens	32.4%	Retail	n/a	-	250,000	250,000
Rego Park III, Queens (3.2 acres)	32.4%	Retail	n/a	-	-	-
Total New York			96.4%	27,289,000	1,368,000	28,657,000

Vornado's Ownership Interest			96.8%	21,392,000	952,000	22,344,000

WASHINGTON, DC:
Skyline Properties (8 buildings)	100.0%	Office	60.8%	2,652,000	-	2,652,000
2011-2451 Crystal Drive (5 buildings)	100.0%	Office	84.5%	2,316,000	-	2,316,000
S. Clark Street / 12th Street (5 buildings)	100.0%	Office	71.9%	1,528,000	-	1,528,000
1550-1750 Crystal Drive /
241-251 18th Street (4 buildings)	100.0%	Office	75.9%	1,486,000	-	1,486,000
Waterfront Station	2.5%	Office	n/a	-	1,058,000	1,058,000
1800, 1851 and 1901 South Bell Street (3 buildings)	100.0%	Office	96.9%	506,000	363,000	869,000
Fashion Centre Mall	7.5%	Office	99.4%	822,000	-	822,000
Rosslyn Plaza (4 buildings)	46.2%	Office	72.3%	575,000	159,000	734,000
1825-1875 Connecticut Avenue, NW
(Universal Buildings ) (2 buildings)	100.0%	Office	95.5%	679,000	-	679,000
2200 / 2300 Clarendon Blvd (Courthouse Plaza)
(ground leased through 2062) (2 buildings)	100.0%	Office	94.0%	636,000	-	636,000
1299 Pennsylvania Avenue, NW
(Warner Building)	55.0%	Office	75.8%	614,000	-	614,000
Fairfax Square (3 buildings)	20.0%	Office	89.0%	558,000	-	558,000
2100 / 2200 Crystal Drive (2 buildings)	100.0%	Office	99.2%	529,000	-	529,000
Commerce Executive (3 buildings)	100.0%	Office	93.8%	400,000	19,000	419,000
1501 K Street, NW	5.0%	Office	98.0%	398,000	-	398,000
2101 L Street, NW	100.0%	Office	99.0%	380,000	-	380,000
223 23rd Street / 2221 South Clark Street (2 buildings)	100.0%	Office	100.0%	84,000	225,000	309,000
1750 Pennsylvania Avenue, NW	100.0%	Office	88.2%	279,000	-	279,000
1150 17th Street, NW	100.0%	Office	89.2%	241,000	-	241,000
875 15th Street, NW (Bowen Building)	100.0%	Office	96.7%	231,000	-	231,000
Democracy Plaza One
(ground leased through 2084)	100.0%	Office	89.4%	216,000	-	216,000
1101 17th Street, NW	55.0%	Office	89.1%	213,000	-	213,000
1730 M Street, NW	100.0%	Office	89.9%	202,000	-	202,000
Washington Tower	7.5%	Office	100.0%	170,000	-	170,000
2001 Jefferson Davis Highway	100.0%	Office	64.3%	162,000	-	162,000
1399 New York Avenue, NW	100.0%	Office	84.1%	128,000	-	128,000
1726 M Street, NW	100.0%	Office	100.0%	91,000	-	91,000
Crystal City Shops at 2100	100.0%	Office	99.0%	80,000	-	80,000
Crystal Drive Retail	100.0%	Office	100.0%	57,000	-	57,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
WASHINGTON, DC - continued:
Riverhouse (1,661 units) (3 buildings)	100.0%	Residential	96.6%	1,793,000	-	1,793,000
West End 25 (283 units)	100.0%	Residential	94.7%	273,000	-	273,000
220 20th Street (265 units)	100.0%	Residential	96.6%	269,000	-	269,000
Crystal City Hotel	100.0%	Hotel	n/a	266,000	-	266,000
Rosslyn Plaza (196 units) (2 buildings)	43.7%	Residential	95.4%	253,000	-	253,000
Met Park / Warehouses	100.0%	Warehouse	100.0%	104,000	127,000	231,000
Other (3 buildings)	100.0%	Other	100.0%	9,000	2,000	11,000
Total Washington, DC			83.5%	19,200,000	1,953,000	21,153,000

Vornado's Ownership Interest			83.4%	16,628,000	842,000	17,470,000

RETAIL PROPERTIES:
Wayne Town Center, Wayne, NJ
(ground leased through 2064)	100.0%	Strip	100.0%	316,000	347,000	663,000
Allentown, PA	100.0%	Strip	90.3%	627,000	-	627,000
Poughkeepsie, NY	100.0%	Strip	85.9%	517,000	-	517,000
Bronx (Bruckner Boulevard), NY	100.0%	Strip	91.3%	501,000	-	501,000
North Bergen (Tonnelle Avenue), NJ	100.0%	Strip	100.0%	410,000	-	410,000
Beverly Connection, Los Angeles CA	100.0%	Strip	91.5%	335,000	-	335,000
Wilkes-Barre, PA	100.0%	Strip	83.2%	329,000	-	329,000
Buffalo (Amherst), NY	100.0%	Strip	100.0%	311,000	-	311,000
Bricktown, NJ	100.0%	Strip	94.7%	279,000	-	279,000
Union (Route 22 and Morris Avenue), NJ	100.0%	Strip	99.4%	276,000	-	276,000
Hackensack, NJ	100.0%	Strip	75.4%	275,000	-	275,000
Totowa, NJ	100.0%	Strip	100.0%	271,000	-	271,000
East Hanover (240 Route 10 West), NJ	100.0%	Strip	95.9%	267,000	-	267,000
Cherry Hill, NJ	100.0%	Strip	98.6%	263,000	-	263,000
Jersey City, NJ	100.0%	Strip	100.0%	236,000	-	236,000
East Brunswick (325 - 333 Route 18 South), NJ	100.0%	Strip	100.0%	232,000	-	232,000
Union (2445 Springfield Avenue), NJ	100.0%	Strip	100.0%	232,000	-	232,000
Middletown, NJ	100.0%	Strip	96.3%	231,000	-	231,000
Lancaster, PA	100.0%	Strip	82.1%	228,000	-	228,000
Woodbridge NJ	100.0%	Strip	84.1%	226,000	-	226,000
Chicopee, MA	100.0%	Strip	100.0%	224,000	-	224,000
Marlton, NJ	100.0%	Strip	100.0%	213,000	-	213,000
North Plainfield, NJ
(ground leased through 2060)	100.0%	Strip	85.0%	212,000	-	212,000
Bergen Town Center - East, Paramus, NJ	100.0%	Strip	93.6%	211,000	-	211,000
Huntington, NY	100.0%	Strip	97.9%	209,000	-	209,000
Manalapan, NJ	100.0%	Strip	99.3%	208,000	-	208,000
Rochester, NY	100.0%	Strip	100.0%	205,000	-	205,000
East Rutherford, NJ	100.0%	Strip	100.0%	197,000	-	197,000
East Brunswick (339-341 Route 18 South), NJ	100.0%	Strip	100.0%	196,000	-	196,000
Garfield, NJ	100.0%	Strip	100.0%	195,000	-	195,000
Mt. Kisco, NY	100.0%	Strip	100.0%	189,000	-	189,000
Newington, CT	100.0%	Strip	100.0%	188,000	-	188,000
Bensalem, PA	100.0%	Strip	98.9%	185,000	-	185,000
Springfield, MA	100.0%	Strip	97.8%	182,000	-	182,000
Bordentown, NJ	100.0%	Strip	80.4%	83,000	96,000	179,000
Morris Plains, NJ	100.0%	Strip	95.9%	177,000	-	177,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
RETAIL PROPERTIES - continued:
Dover, NJ	100.0%	Strip	96.3%	173,000	-	173,000
Freeport (437 East Sunrise Highway), NY	100.0%	Strip	100.0%	173,000	-	173,000
Delran, NJ	100.0%	Strip	7.2%	43,000	128,000	171,000
Lodi (Route 17 North), NJ	100.0%	Strip	100.0%	171,000	-	171,000
Watchung, NJ	100.0%	Strip	96.6%	170,000	-	170,000
Broomall, PA	100.0%	Strip	100.0%	169,000	-	169,000
Bethlehem, PA	100.0%	Strip	95.3%	167,000	-	167,000
Rochester (Henrietta), NY
(ground leased through 2056)	100.0%	Strip	96.2%	165,000	-	165,000
Staten Island, NY	100.0%	Strip	96.3%	165,000	-	165,000
Baltimore (Towson), MD	100.0%	Strip	100.0%	155,000	-	155,000
Waterbury, CT	100.0%	Strip	97.6%	148,000	-	148,000
Lawnside, NJ	100.0%	Strip	100.0%	145,000	-	145,000
Albany (Menands), NY	100.0%	Strip	74.0%	140,000	-	140,000
Annapolis, MD
(ground and building leased through 2042)	100.0%	Strip	100.0%	128,000	-	128,000
Hazlet, NJ	100.0%	Strip	100.0%	123,000	-	123,000
Glen Burnie, MD	100.0%	Strip	90.5%	121,000	-	121,000
Roseville, MI	100.0%	Strip	100.0%	119,000	-	119,000
Norfolk, VA
(ground and building leased through 2069)	100.0%	Strip	100.0%	114,000	-	114,000
York, PA	100.0%	Strip	100.0%	110,000	-	110,000
Kearny, NJ	100.0%	Strip	43.5%	104,000	-	104,000
Glenolden, PA	100.0%	Strip	100.0%	102,000	-	102,000
New Hyde Park, NY
(ground and building leased through 2029)	100.0%	Strip	100.0%	101,000	-	101,000
Inwood, NY	100.0%	Strip	88.8%	100,000	-	100,000
North Syracuse, NY
(ground and building leased through 2014)	100.0%	Strip	100.0%	98,000	-	98,000
Turnersville, NJ	100.0%	Strip	100.0%	96,000	-	96,000
Rockville, MD	100.0%	Strip	100.0%	94,000	-	94,000
Lodi (Washington Street), NJ	100.0%	Strip	92.1%	85,000	-	85,000
Milford, MA
(ground and building leased through 2019)	100.0%	Strip	100.0%	83,000	-	83,000
Wilkes-Barre, PA
(ground and building leased through 2014)	100.0%	Strip	100.0%	41,000	40,000	81,000
West Babylon, NY	100.0%	Strip	83.4%	79,000	-	79,000
Carlstadt, NJ (ground leased through 2050)	100.0%	Strip	95.2%	78,000	-	78,000
Bronx (1750-1780 Gun Hill Road), NY	100.0%	Strip	90.7%	77,000	-	77,000
East Hanover (200 Route 10 West), NJ	100.0%	Strip	89.5%	76,000	-	76,000
Wyomissing, PA
(ground and building leased through 2065)	100.0%	Strip	93.2%	76,000	-	76,000
Colton (1904 North Rancho Avenue), CA	100.0%	Strip	100.0%	73,000	-	73,000
Wheaton, MD
(ground leased through 2060)	100.0%	Strip	100.0%	66,000	-	66,000
Paramus, NJ (ground leased through 2033)	100.0%	Strip	100.0%	63,000	-	63,000
North Bergen (Kennedy Boulevard), NJ	100.0%	Strip	100.0%	62,000	-	62,000
Queens, NY	100.0%	Strip	100.0%	56,000	-	56,000
South Plainfield, NJ
(ground leased through 2039)	100.0%	Strip	85.9%	56,000	-	56,000
San Francisco (2675 Geary Street), CA
(ground and building leased through 2043)	100.0%	Strip	100.0%	55,000	-	55,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
RETAIL PROPERTIES - continued:
Cambridge, MA
(ground and building leased through 2033)	100.0%	Strip	100.0%	48,000	-	48,000
Battle Creek, MI	100.0%	Strip	-	47,000	-	47,000
Commack, NY
(ground and building leased through 2021)	100.0%	Strip	100.0%	47,000	-	47,000
Lansing, IL	100.0%	Strip	100.0%	47,000	-	47,000
Springdale, OH
(ground and building leased through 2046)	100.0%	Strip	-	47,000	-	47,000
Arlington Heights, IL
(ground and building leased through 2043)	100.0%	Strip	100.0%	46,000	-	46,000
Dewitt, NY
(ground leased through 2041)	100.0%	Strip	100.0%	46,000	-	46,000
Antioch, TN	100.0%	Strip	100.0%	45,000	-	45,000
Charleston, SC
(ground leased through 2063)	100.0%	Strip	100.0%	45,000	-	45,000
Signal Hill, CA	100.0%	Strip	100.0%	45,000	-	45,000
Vallejo, CA
(ground leased through 2043)	100.0%	Strip	100.0%	45,000	-	45,000
Freeport (240 West Sunrise Highway), NY
(ground and building leased through 2040)	100.0%	Strip	100.0%	44,000	-	44,000
Fond Du Lac, WI
(ground leased through 2073)	100.0%	Strip	100.0%	43,000	-	43,000
San Antonio, TX
(ground and building leased through 2041)	100.0%	Strip	100.0%	43,000	-	43,000
Chicago, IL
(ground and building leased through 2051)	100.0%	Strip	100.0%	41,000	-	41,000
Englewood, NJ	100.0%	Strip	79.7%	41,000	-	41,000
Springfield, PA
(ground and building leased through 2025)	100.0%	Strip	100.0%	41,000	-	41,000
Riverside (5571 Mission Boulevard), CA	100.0%	Strip	100.0%	39,000	-	39,000
Tyson's Corner, VA
(ground and building leased through 2035)	100.0%	Strip	100.0%	38,000	-	38,000
Salem, NH
(ground leased through 2102)	100.0%	Strip	100.0%	37,000	-	37,000
Owensboro, KY
(ground and building leased through 2046)	100.0%	Strip	100.0%	32,000	-	32,000
Dubuque, IA
(ground leased through 2043)	100.0%	Strip	100.0%	31,000	-	31,000
Midland, MI
(ground leased through 2043)	100.0%	Strip	83.6%	31,000	-	31,000
Eatontown, NJ	100.0%	Strip	100.0%	30,000	-	30,000
Walnut Creek (1149 South Main Street), CA	100.0%	Strip	100.0%	29,000	-	29,000
East Hanover (280 Route 10 West), NJ	100.0%	Strip	94.0%	26,000	-	26,000
Montclair, NJ	100.0%	Strip	100.0%	18,000	-	18,000
Oceanside, NY	100.0%	Strip	100.0%	16,000	-	16,000
Walnut Creek (Mt. Diablo), CA	95.0%	Strip	100.0%	7,000	-	7,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
RETAIL PROPERTIES - continued:
Monmouth Mall, Eatontown, NJ	50.0%	Mall	93.9%	1,464,000	-	1,464,000
Springfield Mall, Springfield, VA	100.0%	Mall	100.0%	684,000	690,000	1,374,000
Broadway Mall, Hicksville, NY	100.0%	Mall	90.1%	1,138,000	-	1,138,000
Bergen Town Center - West, Paramus, NJ	100.0%	Mall	99.5%	951,000	-	951,000
Montehiedra, Puerto Rico	100.0%	Mall	91.0%	542,000	-	542,000
Las Catalinas, Puerto Rico	100.0%	Mall	93.1%	494,000	-	494,000
Total Retail Properties			94.3%	20,224,000	1,301,000	21,525,000

Vornado's Ownership Interest			94.3%	18,215,000	1,301,000	19,516,000

OTHER (Merchandise Mart):
Merchandise Mart, Chicago	100.0%	Office / Retail / Showroom	96.4%	3,559,000	-	3,559,000
Other	50.0%	Retail	100.0%	19,000	-	19,000
7 West 34th Street	100.0%	Office / Showroom	90.9%	125,000	295,000	420,000
Total Merchandise Mart			96.3%	3,703,000	295,000	3,998,000

Vornado's Ownership Interest			96.3%	3,694,000	295,000	3,989,000

OTHER (555 California Street):
555 California Street	70.0%	Office	94.3%	1,503,000	-	1,503,000
315 Montgomery Street	70.0%	Office / Retail	94.1%	228,000	-	228,000
345 Montgomery Street	70.0%	Office / Retail	100.0%	64,000	-	64,000
Total 555 California Street			94.5%	1,795,000	-	1,795,000

Vornado's Ownership Interest			94.5%	1,257,000	-	1,257,000

OTHER (Warehouses):
East Hanover (5 buildings)	100.0%	Warehouse	45.6%	942,000	-	942,000
Total Warehouses			45.6%	942,000	-	942,000

Vornado's Ownership Interest			45.6%	942,000	-	942,000

OTHER (Vornado Capital Partners Real Estate Fund) (1) :
One Park Avenue, NY (2)	64.7%	Office / Retail	96.7%	944,000	-	944,000
Georgetown Park Retail Shopping Center, DC	50.0%	Office / Retail	100.0%	223,000	90,000	313,000
800 Corporate Pointe, Culver City, CA (2 buildings)	100.0%	Office	57.0%	243,000	-	243,000
Crowne Plaza Times Square, NY	38.2%	Office / Retail / Hotel	100.0%	226,000	-	226,000
Lucida, 86th Street and Lexington Avenue, NY	100.0%	Retail / Residential	100.0%	146,000	-	146,000
1100 Lincoln Road, Miami, FL	100.0%	Retail	99.6%	127,000	-	127,000
520 Broadway, Santa Monica, CA	100.0%	Office	81.6%	112,000	-	112,000
11 East 68th Street Retail, NY	100.0%	Retail	100.0%	9,000	-	9,000
501 Broadway, NY	100.0%	Retail	100.0%	9,000	-	9,000
Total Real Estate Fund Properties			89.3%	2,039,000	90,000	2,129,000

Vornado's Ownership Interest			89.3%	364,000	11,000	375,000

(1) We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying asset.

(2) Our combined ownership interest in this asset, including our direct ownership and our indirect ownership through the Fund, is 46.5%.

New York

As of December 31, 2013, our New York segment consisted of 27.3 million square feet in 71 properties.  The 27.3 million square feet is comprised of 19.8 million square feet of office space in 31 properties, 2.4 million square feet of retail space in 55 properties, four residential properties containing 1,653 units, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, Inc. (“Alexander’s”), which owns six properties in the greater New York metropolitan area.  The New York segment also includes 10 garages totaling 1.7 million square feet (4,909 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2013, the occupancy rate for our New York segment, in which we own 21.4 million square feet (of a total of 27.3 million square feet), was 96.8%.  The statistics provided in the following sections include information for our share of the office, retail and residential space.

Occupancy and weighted average annual rent per square foot:

Office:
				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2013	16,358,000	96.6%	$62.03
	2012	16,397,000	95.8%	60.33
	2011	16,241,000	96.2%	58.84
	2010	14,991,000	96.1%	56.29
	2009	14,974,000	97.1%	55.68

Retail:
				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2013	2,166,000	97.4%	$162.39
	2012	2,051,000	96.8%	147.50
	2011	1,994,000	95.6%	110.17
	2010	1,918,000	96.4%	106.52
	2009	1,814,000	97.0%	101.53

Residential:
		Number of	Occupancy	Average Monthly
	As of December 31,	Units	Rate	Rent Per Unit
	2013	1,653	94.8%	$2,864
	2012	1,651	96.5%	2,672

NEW YORK – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2013	New York	of Total
Tenant	Leased	Revenues	Revenues	Revenues
AXA Equitable Life Insurance	423,000	$36,329,000	2.7%	1.3%
Macy’s	646,000	34,630,000	2.6%	1.3%
Limited Brands	504,000	29,704,000	2.2%	1.1%
McGraw-Hill Companies, Inc.	480,000	26,395,000	2.0%	1.0%
Draftfcb	744,000	26,276,000	2.0%	1.0%

2013 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	15%
Legal Services	7%
Communications	7%
Family Apparel	7%
Real Estate	6%
Insurance	4%
Publishing	4%
Technology	3%
Pharmaceutical	2%
Government	2%
Home Entertainment & Electronics	2%
Banking	2%
Advertising / Marketing	2%
Engineering, Architect & Surveying	2%
Health Services	1%
Other	9%
75%
Retail:
Family Apparel	8%
Department Stores	3%
Women's Apparel	3%
Restaurants	2%
Luxury Retail	2%
Banking	2%
Discount Stores	1%
Other	4%
25%

Total	100%

NEW YORK – CONTINUED

Lease expirations as of December 31, 2013, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		New York	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office:
Month to month	16	36,000		0.2%	$1,620,000	$45.00
2014	142	798,000	(1)	5.2%	52,488,000	65.77	(1)
2015	138	1,579,000		10.3%	87,965,000	55.71
2016	148	1,204,000		7.8%	72,933,000	60.58
2017	105	1,184,000		7.7%	70,550,000	59.59
2018	94	1,006,000	(2)	6.5%	72,236,000	71.81
2019	80	953,000		6.2%	59,502,000	62.44
2020	94	1,270,000		8.2%	74,114,000	58.36
2021	61	1,118,000		7.3%	69,518,000	62.18
2022	60	1,197,000		7.8%	74,878,000	62.55
2023	45	1,582,000		10.3%	107,319,000	67.84
Retail:
Month to month	12	41,000		3.3%	$7,191,000	$175.39
2014	24	67,000	(3)	5.3%	9,591,000	143.15	(3)
2015	40	142,000		11.3%	30,637,000	215.75
2016	20	222,000		17.7%	21,173,000	95.37
2017	9	166,000		13.2%	9,094,000	54.78
2018	38	220,000		17.5%	41,672,000	189.42
2019	23	106,000		8.4%	23,907,000	225.54
2020	20	93,000		7.4%	10,683,000	114.87
2021	11	38,000		3.0%	7,184,000	189.05
2022	8	23,000		1.8%	3,569,000	155.17
2023	14	137,000		10.9%	31,395,000	229.16

(1)	Based on current market conditions, we expect to release this space at weighted average rents ranging from $65 to $75 per square foot.
(2)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including four 5-year renewal options) for which the annual escalated rent is $9.81 per square foot.
(3)	Based on current market conditions, we expect to release this space at weighted average rents ranging from $150 to $200 per square foot.

Alexander’s

As of December 31, 2013, we own 32.4% of the outstanding common stock of Alexander’s, which owns six properties in the greater New York metropolitan area aggregating 2.2 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building.  Alexander’s had $1.05 billion of outstanding debt at December 31, 2013, of which our pro rata share was $340 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Hotel:
Average occupancy rate	93.4%	89.1%	89.1%	83.2%	71.5%
Average daily rate	$158.01	$152.79	$152.53	$144.21	$133.87
Revenue per available room	$147.63	$136.21	$135.87	$120.00	$95.67
Commercial:
Office space:
Average occupancy rate	33.4%	33.4%	33.4%	33.4%	30.4%
Weighted average annual rent per square foot	$17.81	$17.32	$13.49	$7.52	$20.54
Retail space:
Average occupancy rate	62.5%	64.3%	63.0%	62.3%	70.7%
Weighted average annual rent per square foot	$30.59	$27.19	$29.01	$31.42	$35.05

Washington, DC

As of December 31, 2013, our Washington, DC segment consisted of 71 properties aggregating 19.2 million square feet.  The 19.2 million square feet is comprised of 16.2 million square feet of office space in 59 properties, seven residential properties containing 2,405 units, a hotel property, and 20.8 acres of undeveloped land.  The Washington, DC segment also includes 56 garages totaling approximately 8.9 million square feet (29,611 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2013, the occupancy rate for our Washington DC segment, in which we own 16.6 million square feet (of a total of 19.2 million square feet), was 83.4%, and 29.0% of the occupied space was leased to various agencies of the U.S. Government.  The statistics provided in the following sections include information for our share of the office and residential space.

Occupancy and weighted average annual rent per square foot:

Office:				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2013	13,803,000	80.7%	$42.44
	2012	13,637,000	81.2%	41.57
	2011	14,162,000	89.3%	40.80
	2010	14,035,000	94.8%	39.65
	2009	14,035,000	94.9%	38.46

Residential:
		Number of	Occupancy	Average Monthly
	As of December 31,	Units	Rate	Rent Per Unit
	2013	2,405	96.3%	$2,083
	2012	2,414	97.9%	2,104
	2011	2,414	96.6%	2,056
	2010	2,414	95.5%	1,925
	2009	2,414	84.0%	1,622

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2013	Washington, DC	of Total
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	3,667,000	$143,870,000	26.6%	5.2%
Family Health International	618,000	19,188,000	3.6%	0.7%
Boeing	377,000	16,317,000	3.0%	0.6%
Lockheed Martin	325,000	14,114,000	2.6%	0.5%

WASHINGTON, DC – CONTINUED

2013 rental revenue by tenants’ industry:

Industry	Percentage

U.S. Government	29%
Government Contractors	17%
Membership Organizations	10%
Legal Services	5%
Manufacturing	3%
Business Services	3%
Management Consulting Services	3%
State and Local Government	2%
Real Estate	2%
Food	2%
Health Services	2%
Computer and Data Processing	2%
Communication	2%
Education	1%
Television Broadcasting	1%
Other	16%
100%

Lease expirations as of December 31, 2013, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Washington, DC	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Month to month	33	115,000		1.1%	$4,564,000	$39.82
2014	171	1,340,000	(1)	12.9%	52,762,000	39.38	(1)
2015	173	1,690,000		16.2%	69,763,000	41.29
2016	118	1,160,000		11.1%	50,018,000	43.12
2017	75	647,000		6.2%	26,009,000	40.19
2018	92	1,040,000		10.0%	44,659,000	42.94
2019	60	1,289,000		12.4%	54,658,000	42.39
2020	44	636,000		6.1%	32,330,000	50.82
2021	14	549,000		5.3%	24,632,000	44.84
2022	24	866,000		8.3%	38,161,000	44.08
2023	12	172,000		1.6%	7,612,000	44.32

(1) Based on current market conditions, we expect to release this space at weighted average rents ranging from $35 to $40 per square foot.

Base Realignment and Closure (“BRAC”)

          Our Washington, DC segment was impacted by the BRAC statute, which required the Department of Defense (“DOD”) to relocate from 2,395,000 square feet in our buildings in the Northern Virginia area to government owned military bases.  See page 45 for the status of BRAC related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area, and its impact on 2013 EBITDA and the estimated impact on 2014 EBITDA.

RETAIL PROPERTIES

As of December 31, 2013, our Retail Properties segment consisted of 112 retail properties aggregating 20.2 million square feet.  Of the 112 retail properties, 106 are strip shopping centers and single tenant retail assets located primarily in the Northeast and California, and six are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico.  Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.  Our strip shopping centers are substantially (approximately 78%) leased to large stores (over 20,000 square feet).

Retail Properties’ lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2013.

As of December 31, 2013, the occupancy rate for the Retail Properties segment, in which we own 18.2 million square feet (of a total of 20.2 million square feet), was 94.3%.  The statistics provided in the following sections includes information for our share of the Strip Shopping Centers and Regional Malls.

Occupancy and weighted average annual rent per square foot:

Strip Shopping Centers:

			Weighted Average
	Rentable	Occupancy	Annual Net Rent
As of December 31,	Square Feet	Rate	Per Square Foot
2013	14,572,000	94.3%	$16.97
2012	14,350,000	94.0%	16.59
2011	14,370,000	93.9%	16.28
2010	14,492,000	93.0%	15.44
2009	14,019,000	93.3%	15.16

Regional Malls:
Weighted Average Annual
Net Rent Per Square Foot
Mall and
Rentable	Occupancy	Mall	Anchor
As of December 31,	Square Feet	Rate	Tenants	Tenants
2013	3,643,000	94.3%	$40.21	$22.37
2012	3,608,000	92.7%	41.86	22.46
2011	3,800,000	92.7%	37.68	21.98
2010	3,653,000	92.8%	38.08	22.77
2009	3,607,000	92.9%	38.11	21.72

Tenants accounting for 2% or more of revenues:

Percentage of	Percentage of
Square Feet	2013	Retail Properties	Total
Tenant	Leased	Revenues	Revenues	Revenues
The Home Depot	994,000	$19,146,000	4.5%	0.7%
Wal-Mart	1,439,000	15,811,000	3.7%	0.6%
Best Buy	530,000	12,739,000	3.0%	0.5%
Lowe's	976,000	12,728,000	3.0%	0.5%
The TJX Companies, Inc.	552,000	10,815,000	2.5%	0.4%
Stop & Shop / Koninklijke Ahold NV	633,000	10,307,000	(1)	2.4	%(1)	0.4	%(1)
Kohl's	716,000	9,186,000	2.2%	0.3%
Shop Rite	471,000	9,098,000	2.1%	0.3%

(1) Excludes $59,599,000 of income pursuant to a settlement agreement with Stop & Shop.

RETAIL PROPERTIES – CONTINUED

2013 rental revenue by type of retailer

Industry	Percentage
Discount Stores	20%
Home Improvement	10%
Supermarkets	10%
Family Apparel	9%
Home Entertainment and Electronics	7%
Restaurants	7%
Banking and Other Business Services	4%
Home Furnishings	4%
Personal Services	4%
Sporting Goods, Toys and Hobbies	3%
Women's Apparel	3%
Membership Warehouse Clubs	2%
Other	17%
100%

Lease expirations as of December 31, 2013, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Retail Properties	Net Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Strip Shopping Centers:
Month to month	8	53,000		0.3%	$1,088,000	$20.55
2014	56	631,000	(1)	3.8%	10,325,000	16.37	(1)
2015	61	581,000		3.5%	11,504,000	19.81
2016	65	785,000		4.8%	11,928,000	15.19
2017	60	528,000		3.2%	8,222,000	15.58
2018	68	1,601,000		9.7%	22,455,000	14.02
2019	67	1,384,000		8.4%	20,211,000	14.60
2020	29	899,000		5.4%	11,573,000	12.87
2021	36	660,000		4.0%	11,096,000	16.80
2022	46	996,000		6.0%	12,387,000	12.43
2023	46	1,195,000		7.2%	19,785,000	16.56

Regional Malls:
Month to month	9	39,000		0.2%	$710,000	$18.00
2014	48	134,000	(2)	0.8%	4,518,000	33.82	(2)
2015	42	140,000		0.8%	5,192,000	37.17
2016	45	131,000		0.8%	5,053,000	38.65
2017	27	350,000		2.1%	3,178,000	9.07
2018	33	88,000		0.5%	4,353,000	49.74
2019	27	149,000		0.9%	5,793,000	38.84
2020	22	168,000		1.0%	5,600,000	33.27
2021	18	414,000		2.5%	5,514,000	13.32
2022	9	43,000		0.3%	1,672,000	38.91
2023	14	55,000		0.3%	1,991,000	36.04

(1) Based on current market conditions, we expect to release this space at weighted average rents ranging from $17 to $19 per square foot.
(2) Based on current market conditions, we expect to release this space at weighted average rents ranging from $34 to $38 per square foot.

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2013 we own a 32.6% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component. Toys had $5.7 billion of outstanding debt at November 2, 2013, of which our pro rata share was $1.9 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2013:

			Building
			Owned on
			Leased
	Total	Owned	Ground	Leased
Domestic	879	287	222	370
International	700	78	26	596
Total Owned and Leased	1,579	365	248	966
Franchised Stores	177
Total	1,756

OTHER INVESTMENTS

Merchandise Mart

As of December 31, 2013, we own the 3.6 million square foot Merchandise Mart in Chicago, whose largest tenant is Motorola Mobility, owned by Google, which leases 608,000 square feet.  The Merchandise Mart is encumbered by a $550,000,000 mortgage loan that bears interest at a fixed rate of 5.57% and matures in December 2016.  As of December 31, 2013 the Merchandise Mart had an occupancy rate of 96.4% and a weighted average annual rent per square foot of $33.18.

555 California Street

As of December 31, 2013, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).  555 California Street is encumbered by a $600,000,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021.  As of December 31, 2013 555 California Street had an occupancy rate of 94.5% and a weighted average annual rent per square foot of $58.22.

Vornado Capital Partners Real Estate Fund (the “Fund”)

As of December 31, 2013, we own a 25.0% interest in the Fund.  We are the general partner and investment manager of the Fund.  At December 31, 2013, the Fund had nine investments with an aggregate fair value of $667,710,000, or $153,413,000 in excess of cost, and had remaining unfunded commitments of $149,186,000, of which our share was $37,297,000.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related STOCKholder Matters and issuer purchases of equity securities

There is no established trading market for our Class A units.  As of February 1, 2014, there were 1,078 Class A unitholders of record.

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, we issued 11,249 Class A units to Vornado in connection with Vornado’s issuance of 11,249 common shares upon the redemption of Class A units held by third parties.  These Class A units were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Recent Purchases of Equity Securities

None

Performance Graph

The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2008 in Vornado’s common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of Vornado’s shares will continue in line with the same or similar trends depicted in the graph below.

	2008	2009	2010	2011	2012	2013
Vornado Realty Trust	$100	$123	$152	$145	$158	$182
S&P 500 Index	100	126	146	149	172	228
The NAREIT All Equity Index	100	128	164	177	212	218

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2013	2012		2011	2010	2009
Operating Data:
Revenues:
Property rentals	$2,155,963	$2,062,061		$2,091,488	$2,081,028	$1,998,425
Tenant expense reimbursements	317,345	294,584		307,609	312,550	309,509
Cleveland Medical Mart development project	36,369	235,234		154,080	-	-
Fee and other income	251,232	144,353		149,631	146,812	154,462
Total revenues	2,760,909	2,736,232		2,702,808	2,540,390	2,462,396
Expenses:
Operating	1,054,897	1,017,331		984,707	980,974	955,038
Depreciation and amortization	531,212	510,383		516,222	491,129	489,259
General and administrative	211,100	202,444		208,530	212,233	228,650
Cleveland Medical Mart development project	32,210	226,619		145,824	-	-
Impairment losses, acquisition related costs
and tenant buy-outs	57,300	114,886		35,299	101,458	71,863
Total expenses	1,886,719	2,071,663		1,890,582	1,785,794	1,744,810
Operating income	874,190	664,569		812,226	754,596	717,586
(Loss) income applicable to Toys "R" Us	(362,377)	14,859		48,540	71,624	92,300
Income (loss) from partially owned entities	23,592	408,267		70,072	20,869	(21,471)
Income (loss) from Real Estate Fund	102,898	63,936		22,886	(303)	-
Interest and other investment (loss) income, net	(24,699)	(260,945)		148,783	235,266	(116,436)
Interest and debt expense	(483,190)	(493,713)		(519,157)	(536,363)	(595,800)
Net gain (loss) on extinguishment of debt	-	-		-	94,789	(25,915)
Net gain on disposition of wholly owned and partially
owned assets	3,407	13,347		15,134	81,432	5,641
Income before income taxes	133,821	410,320		598,484	721,910	55,905
Income tax benefit (expense)	6,406	(8,132)		(23,925)	(22,137)	(20,134)
Income from continuing operations	140,227	402,188		574,559	699,773	35,771
Income from discontinued operations	424,513	292,353		165,441	8,258	92,679
Net income	564,740	694,541		740,000	708,031	128,450
Less net (income) loss attributable to noncontrolling
interests in consolidated subsidiaries	(63,952)	(32,018)		(21,786)	(4,920)	2,839
Net income attributable to Vornado Realty L.P.	500,788	662,523		718,214	703,111	131,289
Preferred unit distributions	(83,965)	(86,873)		(80,384)	(66,729)	(76,747)
Preferred unit redemptions	(1,130)	8,948		5,000	4,382	-
Net income attributable to Class A unitholders	$415,693	$584,598		$642,830	$640,764	$54,542

Per Unit Data:
(Loss) income from continuing operations - basic	$(0.04)	$1.47		$2.42	$3.23	$(0.23)
(Loss) income from continuing operations - diluted	(0.04)	1.45		2.39	3.19	(0.23)
Net income per Class A unit - basic	2.09	2.95		3.26	3.27	0.27
Net income per Class A unit - diluted	2.08	2.93		3.23	3.23	0.27
Distributions per Class A unit	2.92	3.76	(1)	2.76	2.60	3.20

Balance Sheet Data:
Total assets	$20,097,224	$22,065,049		$20,446,487	$20,517,471	$20,185,472
Real estate, at cost	18,354,626	18,238,218		16,421,701	16,139,344	16,203,842
Accumulated depreciation	(3,410,933)	(3,072,269)		(2,874,529)	(2,513,658)	(2,214,796)
Debt	9,978,718	11,127,230		9,899,277	10,161,754	10,035,691
Total equity	7,594,744	7,904,144		7,508,447	6,830,405	6,649,406

(1) Includes a special long-term capital gain distribution of $1.00 per Class A unit.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS

		Page
		Number
	Overview	36
	Overview - Leasing activity	41
	Critical Accounting Policies	46
	Net Income and EBITDA by Segment for the Years Ended
	December 31, 2013, 2012 and 2011	49
	Results of Operations:
	Years Ended December 31, 2013 and 2012	54
	Years Ended December 31, 2012 and 2011	61
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2013 and 2012	68
	Three Months Ended December 31, 2013 Compared to December 31, 2012	73
	Three Months Ended December 31, 2013 Compared to September 30, 2013	75
	Related Party Transactions	77
	Liquidity and Capital Resources	78
	Financing Activities and Contractual Obligations	78
	Certain Future Cash Requirements	82
	Cash Flows for the Year Ended December 31, 2013	84
	Cash Flows for the Year Ended December 31, 2012	86
	Cash Flows for the Year Ended December 31, 2011	88

Overview

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at  December 31, 2013. All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

We own and operate office and retail properties (our “core” operations) with large concentrations in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. In addition, we have a 32.4% interest in Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”), which owns six properties in the greater New York metropolitan area, a 32.6% interest in Toys “R” Us, Inc. (“Toys”) as well as interests in other real estate and related investments.

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended December 31, 2013:

	Total Return(1)
	Vornado	Office REIT	RMS
Three-months	6.5%	0.6%	(0.1%)
One-year	14.7%	5.6%	2.5%
Three-year	19.4%	19.6%	31.2%
Five-year	82.4%	92.0%	116.7%
Ten-year	148.3%	85.7%	124.1%

(1) Past performance is not necessarily indicative of future performance.

We intend to achieve our business objective by continuing to pursue our investment philosophy and execute our operating strategies through:

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer partnership units in exchange for property and may repurchase or otherwise reacquire these units in the future.

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

Overview - continued

Year Ended December 31, 2013 Financial Results Summary

Net income attributable to Class A unitholders for the year ended December 31, 2013 was $415,693,000, or $2.08 per diluted Class A unit, compared to $584,598,000, or $2.93 per diluted Class A unit for the year ended December 31, 2012. Net income for the years ended December 31, 2013 and 2012 includes $412,058,000 and $487,401,000, respectively, of net gains on sale of real estate, and $43,722,000 and $141,637,000, respectively, of real estate impairment losses.  In addition, the years ended December 31, 2013 and 2012 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, decreased net income attributable to Class A unitholders for the year ended December 31, 2013 by $3,113,000, or $0.02 per diluted Class A unit and increased net income attributable to Class A unitholders for the year ended December 31, 2012 by $306,035,000, or $1.54 per diluted Class A unit.

	For the Year Ended December 31,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Toys "R" Us net (loss) income	$(362,377)	$14,859
Loss on sale of J.C. Penney common shares	(54,914)	-
Non-cash impairment loss on J.C. Penney common shares	(39,487)	(224,937)
Loss from the mark-to-market of J.C. Penney derivative position	(33,487)	(75,815)
Acquisition related costs	(24,857)	(11,248)
Preferred unit and share redemptions	(1,130)	8,948
Stop & Shop litigation settlement income	59,599	-
Net gain on sale of marketable securities, land parcels and residential condominiums	58,245	13,347
Income attributable to discontinued operations, including LNR, and discontinued operations
of Alexander's in 2012	28,754	128,584
Accelerated amortization of discount on investment in subordinated debt of Independence Plaza	-	60,396
After-tax net gain on sale of Canadian Trade Shows	-	19,657
Net gain resulting from Lexington Realty Trust's stock issuance	-	14,116
1290 Avenue of the Americas and 555 California Street priority return	-	13,222
Other, net	(1,795)	(858)
Items that affect comparability	$(371,449)	$(39,729)

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2013 over the year ended December 31, 2012 is summarized below.

Same Store EBITDA:	New York	Washington, DC	Retail Properties
December 31, 2013 vs. December 31, 2012
GAAP basis	5.5%	(2.8%)	2.8%
Cash basis	7.7%	(3.8%)	3.7%

Overview - continued

Quarter Ended December 31, 2013  Financial Results Summary

Net loss attributable to Class A unitholders for the quarter ended December 31, 2013 was $73,042,000, or $0.37 per diluted Class A unit, compared to net income of $66,515,000, or $0.33 per diluted Class A unit for the quarter ended December 31, 2012.  Net loss for the quarter ended December 31, 2013 and net income for the quarter ended December 31, 2012 include $127,512,000 and $281,549,000, respectively, of net gains on sale of real estate, and $32,899,000 and $117,883,000, respectively, of real estate impairment losses.  In addition, the quarters ended December 31, 2013 and 2012 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, increased net loss attributable to Class A unitholders for the quarter ended December 31, 2013 by $187,435,000, or $0.94 per diluted Class A unit and decreased net income attributable to Class A unitholders for the quarter ended December 31, 2012 by $15,177,000, or $0.08 per diluted Class A unit.

	For the Three Months Ended December 31,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Toys "R" Us net loss	$(293,066)	$(73,837)
Acquisition related costs	(18,088)	(6,934)
Non-cash impairment loss on J.C. Penney common shares	-	(224,937)
Loss from the mark-to-market of J.C. Penney derivative position	-	(22,472)
Net gain on sale of land parcels and residential condominiums	23,988	-
Income attributable to discontinued operations, including LNR and discontinued operations
of Alexander's in 2012	1,226	43,872
Accelerated amortization of discount on investment in subordinated debt of Independence Plaza	-	60,396
1290 Avenue of the Americas and 555 California Street priority return and income tax benefit	-	25,260
Net gain resulting from Lexington Realty Trust's stock issuance	-	14,116
Other, net	3,892	5,693
Items that affect comparability	$(282,048)	$(178,843)

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2013 over the quarter ended December 31, 2012 and the trailing quarter ended September 30, 2013 are summarized below.

Same Store EBITDA:	New York	Washington, DC	Retail Properties
December 31, 2013 vs. December 31, 2012
GAAP basis	6.7%	4.1%	3.1%
Cash basis	4.4%	2.8%	5.1%
December 31, 2013 vs. September 30, 2013
GAAP basis	3.9%	(3.1%)	3.2%
Cash basis	1.9%	(3.6%)	3.7%

Calculations of same store EBITDA and reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2013 Acquisitions

On September 30, 2013, a joint venture, in which we have a 20.1% interest, acquired 650 Madison Avenue, a 27-story, 594,000 square foot Class A office and retail tower located on Madison Avenue between 59th and 60th Street, for $1.295 billion.  The property contains 523,000 square feet of office space and 71,000 square feet of retail space.  The purchase price was funded with cash and a new $800,000,000 seven-year 4.39% interest-only loan.

On October 4, 2013, we acquired a 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan, for $277,500,000 in cash.

On October 15, 2013, we acquired, for $194,000,000 in cash, land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South development site in Manhattan.

In addition to the above, during 2013, we acquired three Manhattan street retail properties, in separate transactions, for an aggregate of $65,300,000.

2013 Dispositions

During 2013, we sold an aggregate of $1.430 billion in assets resulting in net proceeds of approximately $940,000,000 and net gains aggregating $435,000,000.  Below are the details of these sales.

Retail Properties

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

In addition to the above, during 2013, we sold 12 other properties, in separate transactions, for an aggregate of $82,300,000, in cash, which resulted in a net gain aggregating $7,851,000.

New York

On December 17, 2013, we sold 866 United Nations Plaza, a 360,000 square foot office building in Manhattan for $200,000,000.  The sale resulted in net proceeds of $146,439,000 after repaying the existing loan and closing costs, and a net gain of $127,512,000.

Other

On January 23, 2013, we and the other equity holders of LNR entered into a definitive agreement to sell LNR for $1.053 billion, of which our 26.2% share was $275,900,000.  The definitive agreement provided that LNR would not (i) make any cash distributions to the equity holders, including us, through the completion of the sale, which occurred on April 19, 2013, and (ii) take any of the following actions (among others) without the purchaser’s approval, the lending or advancing of any money, the acquisition of assets in excess of specified amounts, or the issuance of equity interests.  The sale was the result of a competitive bidding process that we believe resulted in a sale price that represented the fair value of our investment in LNR.  The sale was consummated on April 19, 2013, and we received net proceeds after transaction and closing costs of $240,474,000.  Notwithstanding the terms of the definitive agreement, in accordance with GAAP, we recorded our pro rata share of LNR’s earnings on a one-quarter lag basis through the date of sale, which increased our investment in LNR above our share of the net sales proceeds and resulted in us recognizing an other than temporary impairment loss on our investment of $27,231,000 in the three months ended March 31, 2013.  LNR’s net loss for the period from January 1, 2013 through April 19, 2013 was $80,654,000, including a $66,241,000 non-cash impairment loss. Our share of the net loss was $21,131,000, including $17,355,000 for our share of the non-cash impairment loss.  In the three months ended June 30, 2013, we recorded our share of the net loss but did not record our share of the non-cash impairment loss, as it was effectively considered in our assessment of “other-than-temporary” impairment loss when we recorded the $27,231,000 impairment loss in the three months ended March 31, 2013.  As a result of recording our share of the net loss of $3,776,000 for the three months ended June 30, 2013, the carrying amount of our investment decreased below our share of the net sales proceeds; accordingly, we recorded an offsetting gain on the sale of our investment.

Overview – continued

2013 Dispositions – continued

Other - continued

On April 24, 2013, a site located in the Downtown Crossing district of Boston was sold by a joint venture, of which we owned a 50% interest.  Our share of the net proceeds were approximately $45,000,000, which resulted in a $2,335,000 impairment loss that was recognized in the first quarter.

On October 1, 2013, we sold a parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City, for $66,000,000. The sale resulted in net proceeds of $63,000,000 and a net gain of $23,507,000.

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

On June 7, 2013, we completed a $550,000,000 refinancing of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan.  The five-year fixed-rate interest only mortgage loan bears interest at 3.48%.  The property was previously encumbered by a $323,000,000 floating-rate loan.  The net proceeds of $219,000,000, after repaying the existing loan and closing costs, were distributed to the partners, of which our share was $137,000,000.

On October 30, 2013, we completed the restructuring of the $678,000,000 (face amount) 5.74% Skyline properties mortgage loan. The loan was separated into two tranches; a senior $350,000,000 position and a junior $328,000,000 position. The maturity date has been extended from February 2017 to February 2022, with a one-year extension option. The effective interest rate is 2.965%. Amounts expended to re-lease the property are senior to the $328,000,000 junior position.

On November 27, 2013, we completed a $450,000,000 refinancing of Eleven Penn Plaza, a 1.1 million square foot Manhattan office building.  The seven-year fixed-rate interest only loan bears interest at 3.95%. The net proceeds from this refinancing were approximately $107,000,000 after repaying the existing loan and closing costs.

Unsecured Revolving Credit Facility

On March 28, 2013, we extended one of our two $1.25 billion revolving credit facilities from June 2015 to June 2017, with two six-month extension options. The interest on the extended facility was reduced from LIBOR plus 135 basis points to LIBOR plus 115 basis points. In addition, the facility fee was reduced from 30 basis points to 20 basis points.

Preferred Securities

On January 25, 2013, Vornado sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $290,306,000, after underwriters’ discounts and issuance costs, and contributed the net proceeds to us in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).

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

	New York		Washington, DC	Retail Properties
(Square feet in thousands)	Office	Retail	Office	Strips	Malls

Quarter Ended December 31, 2013:
Total square feet leased	559	63	312	200	137
Our share of square feet leased	425	52	276	200	135
Initial rent (1)	$59.45	$276.62	$40.03	$23.27	$25.19
Weighted average lease term (years)	9.4	9.5	5.3	8.4	4.6
Second generation relet space:
Square feet	298	50	179	129	88
Cash basis:
Initial rent (1)	$59.92	$283.31	$38.95	$18.78	$21.30
Prior escalated rent	$54.39	$135.08	$39.96	$16.96	$20.94
Percentage increase (decrease)	10.2%	109.7%	(2.5%)	10.7%	1.7%
GAAP basis:
Straight-line rent (2)	$58.79	$312.27	$38.53	$19.19	$21.57
Prior straight-line rent	$51.87	$217.85	$37.26	$16.34	$19.79
Percentage increase	13.3%	43.3%	3.4%	17.4%	9.0%
Tenant improvements and leasing
commissions:
Per square foot	$67.95	$81.80	$26.84	$7.20	$4.77
Per square foot per annum:	$7.23	$8.61	$5.06	$0.86	$1.04
Percentage of initial rent	12.2%	3.1%	12.6%	3.7%	4.1%

Year Ended December 31, 2013:
Total square feet leased	2,410	138	1,836	1,388	674
Our share of square feet leased	2,024	121	1,392	1,388	600
Initial rent (1)	$60.78	$268.52	$39.91	$17.27	$26.39
Weighted average lease term (years)	11.0	8.6	7.0	6.2	8.1
Second generation relet space:
Square feet	1,716	103	910	959	205
Cash basis:
Initial rent (1)	$60.04	$262.67	$40.91	$16.57	$23.59
Prior escalated rent	$56.84	$117.45	$41.16	$15.18	$22.76
Percentage increase (decrease)	5.6%	123.7%	(0.6%)	9.2%	3.6%
GAAP basis:
Straight-line rent (2)	$59.98	$293.45	$40.87	$16.91	$24.04
Prior straight-line rent	$52.61	$152.34	$39.36	$14.76	$21.87
Percentage increase	14.0%	92.6%	3.8%	14.6%	9.9%
Tenant improvements and leasing
commissions:
Per square foot	$61.78	$100.93	$33.24	$3.96	$20.69
Per square foot per annum:	$5.61	$11.64	$4.75	$0.64	$2.55
Percentage of initial rent	9.2%	4.3%	11.9%	3.7%	9.7%

See notes on the following page.

Overview - continued

Leasing Activity - continued

	New York		Washington, DC	Retail Properties
(Square feet in thousands)	Office	Retail	Office	Strips	Malls

Year Ended December 31, 2012:
Total square feet leased	1,950	192	2,111	1,276	146
Our share of square feet leased:	1,754	185	1,901	1,276	101
Initial rent (1)	$57.15	$110.71	$40.55	$18.65	$38.45
Weighted average lease term (years)	9.3	11.9	7.3	8.2	5.3
Second generation relet space:
Square feet	1,405	154	1,613	941	17
Cash basis:
Initial rent (1)	$57.88	$110.21	$39.27	$15.98	$64.85
Prior escalated rent	$55.31	$88.47	$39.13	$14.58	$60.78
Percentage increase	4.6%	24.6%	0.4%	9.6%	6.7%
GAAP basis:
Straight-line rent(2)	$57.34	$115.97	$38.96	$16.49	$66.24
Prior straight-line rent	$54.64	$89.52	$37.67	$13.69	$58.61
Percentage increase	4.9%	29.5%	3.4%	20.5%	13.0%
Tenant improvements and leasing
commissions:
Per square foot	$54.45	$32.52	$35.49	$7.48	$18.66
Per square foot per annum:	$5.85	$2.73	$4.86	$0.91	$3.52
Percentage of initial rent	10.2%	2.5%	12.0%	4.9%	9.2%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,799	16,358	96.6%
Retail	55	2,389	2,166	97.4%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,653 units	4	1,523	762	94.8%
		27,289	21,392	96.8%

Washington, DC:
Office, excluding the Skyline Properties	51	13,581	11,151	85.4%
Skyline Properties	8	2,652	2,652	60.8%
Total Office	59	16,233	13,803	80.7%
Residential - 2,405 units	7	2,588	2,446	96.3%
Other	5	379	379	100.0%
		19,200	16,628	83.4%

Retail Properties:
Strip Shopping Centers	106	14,951	14,572	94.3%
Regional Malls	6	5,273	3,643	94.3%
		20,224	18,215	94.3%

Other:
Merchandise Mart	2	3,703	3,694	96.3%
555 California Street	3	1,795	1,257	94.5%
Primarily Warehouses	5	971	971	45.6%
		6,469	5,922

Total square feet at December 31, 2013		73,182	62,157

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2012:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,375	16,397	95.8%
Retail	49	2,211	2,051	96.8%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,651 units	4	1,528	873	96.5%
		26,693	21,427	96.1%

Washington, DC:
Office, excluding the Skyline Properties	51	13,463	10,994	86.3%
Skyline Properties	8	2,643	2,643	60.0%
Total Office	59	16,106	13,637	81.2%
Residential - 2,414 units	7	2,599	2,457	97.9%
Other	7	435	435	100.0%
		19,140	16,529	84.1%

Retail Properties:
Strip Shopping Centers	107	14,729	14,350	94.0%
Regional Malls	6	5,244	3,608	92.7%
		19,973	17,958	93.7%

Other:
Merchandise Mart	2	3,905	3,896	94.6%
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	55.9%
		6,671	6,124

Total square feet at December 31, 2012		72,477	62,038

Overview - continued

Washington, DC Segment

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment and 763,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of December 31, 2013.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of December 31, 2013	$37.76	724,000	392,000	268,000	64,000
Leases pending	45.16	39,000	39,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,111,000	779,000	268,000	64,000

To Be Resolved:
Vacated as of December 31, 2013	37.58	922,000	504,000	336,000	82,000
Expiring in:
2014	32.29	292,000	91,000	201,000	-
2015	43.54	70,000	65,000	5,000	-
		1,284,000	660,000	542,000	82,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

Due to the effects of BRAC related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area, EBITDA from continuing operations for the year ended December 31, 2012 was lower than 2011 by $54,857,000 and EBITDA from continuing operations for the year ended December 31, 2013 was lower than 2012 by $14,254,000.  We estimate that 2014 EBITDA will be between $10,000,000 and $15,000,000 lower than 2013 EBITDA.

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

As of December 31, 2013 and 2012, the carrying amounts of real estate, net of accumulated depreciation, were $14.9 billion and $15.2 billion, respectively.  As of December 31, 2013 and 2012, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $323,322,000 and $415,330,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $510,485,000 and $560,989,000, respectively.

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

Critical Accounting Policies – continued

Partially Owned Entities

We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. When the requirements for consolidation are not met, we account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity.  Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or the equity method are accounted for on the cost method.

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

As of December 31, 2013 and 2012, the carrying amounts of investments in partially owned entities, including Toys “R” Us, was $1.2 billion and $1.7 billion, respectively.

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

As of December 31, 2013 and 2012, the carrying amounts of mortgage and mezzanine loans receivable, net of a $5,845,000 allowance in 2013, were $170,972,000 and $225,359,000, respectively.

Critical Accounting Policies – continued

Allowance For Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($21,869,000 and $37,674,000 as of December 31, 2013 and 2012) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($4,355,000 and $3,165,000 as of December 31, 2013 and 2012, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•      Cleveland Medical Mart — revenue arising from the development of the Cleveland Medical Mart.  This revenue was recognized as the related services were performed under the respective agreements using the criteria set forth in ASC 605-25, Multiple Element Arrangements.

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2013, 2012 and 2011

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer met the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets were reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2013, 2012 and 2011.

(Amounts in thousands)	For the Year Ended December 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,760,909	$1,509,266		$541,161		$425,716		$-	$284,766
Total expenses	1,886,719	926,963		347,686		251,516		-	360,554
Operating income (loss)	874,190	582,303		193,475		174,200		-	(75,788)
(Loss) income from partially owned
entities, including Toys	(338,785)	15,527		(6,968)		2,097		(362,377)	12,936
Income from Real Estate Fund	102,898	-		-		-		-	102,898
Interest and other investment
(loss) income, net	(24,699)	5,532		129		13		-	(30,373)
Interest and debt expense	(483,190)	(181,966)		(102,277)		(44,203)		-	(154,744)
Net gain on disposition of wholly
owned and partially owned assets	3,407	-		-		1,377		-	2,030
Income (loss) before income taxes	133,821	421,396		84,359		133,484		(362,377)	(143,041)
Income tax benefit (expense)	6,406	(2,794)		14,031		(2,311)		-	(2,520)
Income (loss) from continuing
operations	140,227	418,602		98,390		131,173		(362,377)	(145,561)
Income (loss) from discontinued
operations	424,513	138,245		-		287,536		-	(1,268)
Net income (loss)	564,740	556,847		98,390		418,709		(362,377)	(146,829)
Less net (income) attributable to
noncontrolling interests in
consolidated subsidiaries	(63,952)	(10,786)		-		(3,065)		-	(50,101)
Net income (loss) attributable to
Vornado Realty L.P.	500,788	546,061		98,390		415,644		(362,377)	(196,930)
Interest and debt expense(2)	758,781	236,645		116,131		50,901		181,586	173,518
Depreciation and amortization(2)	732,757	293,974		142,409		72,161		135,178	89,035
Income tax expense (benefit)(2)	26,371	3,002		(15,707)		2,311		33,532	3,233
EBITDA(1)	$2,018,697	$1,079,682	(3)	$341,223	(4)	$541,017	(5)	$(12,081)	$68,856	(6)

____________________________

See notes on page 51.

Net Income and EBITDA by Segment for the Years Ended December 31, 2013, 2012 and 2011 - continued

(Amounts in thousands)	For the Year Ended December 31, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,736,232	$1,354,874		$554,028		$370,177		$-	$457,153
Total expenses	2,071,663	851,512		360,056		324,096		-	535,999
Operating income (loss)	664,569	503,362		193,972		46,081		-	(78,846)
Income (loss) from partially owned
entities, including Toys	423,126	207,773		(5,612)		1,458		14,859	204,648
Income from Real Estate Fund	63,936	-		-		-		-	63,936
Interest and other investment
(loss) income, net	(260,945)	4,230		126		27		-	(265,328)
Interest and debt expense	(493,713)	(146,350)		(115,574)		(57,057)		-	(174,732)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-		-		8,491		-	4,856
Income (loss) before income taxes	410,320	569,015		72,912		(1,000)		14,859	(245,466)
Income tax expense	(8,132)	(3,491)		(1,650)		-		-	(2,991)
Income (loss) from continuing
operations	402,188	565,524		71,262		(1,000)		14,859	(248,457)
Income from discontinued
operations	292,353	10,610		167,766		39,357		-	74,620
Net income (loss)	694,541	576,134		239,028		38,357		14,859	(173,837)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(32,018)	(2,138)		-		1,812		-	(31,692)
Net income (loss) attributable to
Vornado Realty L.P.	662,523	573,996		239,028		40,169		14,859	(205,529)
Interest and debt expense(2)	760,523	187,855		133,625		73,828		147,880	217,335
Depreciation and amortization(2)	735,293	252,257		157,816		86,529		135,179	103,512
Income tax expense (benefit)(2)	7,026	3,751		1,943		-		(16,629)	17,961
EBITDA(1)	$2,165,365	$1,017,859	(3)	$532,412	(4)	$200,526	(5)	$281,289	$133,279	(6)

____________________________

See notes on the following page.

(Amounts in thousands)	For the Year Ended December 31, 2011
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,702,808	$1,333,280		$603,317		$374,482		$-	$391,729
Total expenses	1,890,582	841,863		369,255		215,075		-	464,389
Operating income (loss)	812,226	491,417		234,062		159,407		-	(72,660)
Income (loss) from partially owned
entities, including Toys	118,612	12,062		(6,381)		2,700		48,540	61,691
Income from Real Estate Fund	22,886	-		-		-		-	22,886
Interest and other investment
income (loss), net	148,783	4,245		199		(33)		-	144,372
Interest and debt expense	(519,157)	(151,728)		(115,456)		(64,592)		-	(187,381)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-		-		4,278		-	10,856
Income (loss) before income taxes	598,484	355,996		112,424		101,760		48,540	(20,236)
Income tax expense	(23,925)	(2,084)		(2,690)		(34)		-	(19,117)
Income (loss) from continuing
operations	574,559	353,912		109,734		101,726		48,540	(39,353)
Income from discontinued operations	165,441	11,155		52,390		27,557		-	74,339
Net income	740,000	365,067		162,124		129,283		48,540	34,986
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(21,786)	(10,042)		-		237		-	(11,981)
Net income attributable to
Vornado Realty L.P.	718,214	355,025		162,124		129,520		48,540	23,005
Interest and debt expense(2)	797,920	181,740		134,270		82,608		157,135	242,167
Depreciation and amortization(2)	777,421	247,630		181,560		91,040		134,967	122,224
Income tax expense (benefit)(2)	4,812	2,170		3,123		34		(1,132)	617
EBITDA(1)	$2,298,367	$786,565	(3)	$481,077	(4)	$303,202	(5)	$339,510	$388,013	(6)

____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Years Ended December 31, 2013, 2012 and 2011 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.
		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Office(a)	$759,941	$568,518	$539,734
	Retail	246,808	189,484	163,033
	Alexander's (b)	42,210	231,402	53,663
	Hotel Pennsylvania	30,723	28,455	30,135
	Total New York	$1,079,682	$1,017,859	$786,565

	(a)

2013, 2012 and 2011 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $136,427, $16,245 and $9,635, respectively. Excluding these items, EBITDA was $623,514, $552,273 and $530,099, respectively.

	(b)

2012 and 2011 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $191,040 and $14,204, respectively. Excluding these items, EBITDA was $40,362 and $39,459, respectively.

(4)	The elements of "Washington, DC" EBITDA are summarized below.
		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Office, excluding the Skyline Properties (a)	$268,373	$449,448	$385,285
	Skyline properties	29,499	40,037	56,148
	Total Office	297,872	489,485	441,433
	Residential	43,351	42,927	39,644
	Total Washington, DC	$341,223	$532,412	$481,077

	(a)

2012 and 2011 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $176,935 and $70,743, respectively. Excluding these items, EBITDA was $272,513 and $314,542, respectively.

(5)	The elements of "Retail Properties" EBITDA are summarized below.
		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Strip shopping centers(a)	$285,612	$172,708	$210,022
	Regional malls(b)	255,405	27,818	93,180
	Total Retail properties	$541,017	$200,526	$303,202

	(a)

2013, 2012 and 2011 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $128,343, $20,480 and $59,922, respectively. Excluding these items, EBITDA was $157,269, $152,228 and $150,100, respectively.

	(b)

2013, 2012 and 2011 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $189,708, ($36,390) and $28,285, respectively. Excluding these items, EBITDA was $65,697, $64,208 and $64,895, respectively.

Net Income and EBITDA by Segment for the Years Ended December 31, 2013, 2012 and 2011 - continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2013	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,676	$4,926	$4,205
	Net unrealized gains	21,443	13,840	2,999
	Net realized gains	2,046	-	1,348
	Carried interest	24,306	5,838	736
	Total	49,471	24,604	9,288
	Merchandise Mart Building, 7 West 34th Street and trade shows	74,270	62,470	50,406
	555 California Street	42,667	46,167	44,724
	India real estate ventures	5,841	3,654	7,037
	LNR (a)	20,443	75,202	47,614
	Lexington (b)	6,931	32,595	34,779
	Other investments	18,981	25,612	26,092
		218,604	270,304	219,940
	Corporate general and administrative expenses(c)	(94,904)	(89,082)	(85,922)
	Investment income and other, net(c)	46,525	45,563	55,202
	Net gain on sale of marketable securities, land parcels and residential
	condominiums	56,868	4,856	10,904
	Loss on sale of J.C. Penney common shares	(54,914)	-	-
	Non-cash impairment loss on J.C. Penney common shares	(39,487)	(224,937)	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(33,487)	(75,815)	12,984
	Acquisition related costs and impairment losses	(24,857)	(17,386)	(5,925)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(5,492)	(3,005)	(4,226)
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	-	105,366	-
	Merchandise Mart discontinued operations (including net gains on sale of assets)	-	93,588	97,272
	Net gain resulting from Lexington's stock issuance and asset acquisition	-	28,763	9,760
	Verde Realty impairment loss	-	(4,936)	-
	Mezzanine loans loss reversal and net gain on disposition	-	-	82,744
	Non-cash impairment loss on India land parcel	-	-	(13,794)
	Net gain from Suffolk Downs' sale of a partial interest	-	-	12,525
	Real Estate Fund placement fees	-	-	(3,451)
		$68,856	$133,279	$388,013

	(a)		On April 19, 2013, LNR was sold.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. This investment was previously accounted for under the equity method.

	(c)		The amounts in these captions (for this table only) exclude income (expense) from the mark-to-market of our deferred compensation plan.

Net Income and EBITDA by Segment for the Years Ended December 31, 2013, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Year Ended December 31,
	2013	2012	2011
Region:
New York City metropolitan area	73%	70%	66%
Washington, DC / Northern Virginia metropolitan area	23%	26%	29%
Puerto Rico	2%	2%	2%
California	1%	1%	1%
Other geographies	1%	1%	2%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012

Revenues

Our revenues, which consist of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,760,909,000 in the year ended December 31, 2013, compared to $2,736,232,000 in the prior year, an increase of $24,677,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York		Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$63,291		$75,004		$462	$(11,602)		$(573)
Properties placed into / taken out of
service for redevelopment	(5,164)		(1,138)		(2,333)	(1,647)		(46)
Hotel Pennsylvania	8,201		8,201		-	-		-
Trade Shows	(6,210)		-		-	-		(6,210)
Same store operations	33,784		27,115		(15,267)	7,322		14,614
	93,902		109,182		(17,138)	(5,927)		7,785

Tenant expense reimbursements:
Acquisitions and other	1,155		2,715		(604)	(1,860)		904
Properties placed into / taken out of
service for redevelopment	(1,334)		(402)		193	(1,027)		(98)
Same store operations	22,940		8,624		2,443	5,902		5,971
	22,761		10,937		2,032	3,015		6,777

Cleveland Medical Mart development project	(198,865)	(1)	-		-	-		(198,865)	(1)

Fee and other income:
BMS cleaning fees	(1,079)		(9,208)		-	-		8,129	(2)
Signage revenue	11,974		11,974		-	-		-
Management and leasing fees	2,788		4,177		1,691	(1,567)		(1,513)
Lease termination fees	90,136		25,333	(3)	983	59,793	(4)	4,027	(5)
Other income	3,060		1,997		(435)	225		1,273
	106,879		34,273		2,239	58,451		11,916

Total increase (decrease) in revenues	$24,677		$154,392		$(12,867)	$55,539		$(172,387)

(1)	Primarily due to the completion of the project. This decrease in revenue is offset by a decrease in development costs expensed in the period. See note (3) on page 55.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 55.

(3)

Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas. Our share of this income, net of the write off of the straight lining of rents and amounts attributable to the noncontrolling interest was $12,121.

(4)	Results primarily from income recognized in the first quarter of 2013 in connection with the settlement of the Stop & Shop litigation.

(5)	Primarily due to $3,000 from the termination of our subsidiaries' agreements with Cuyahoga County to operate the Cleveland Medical Mart Convention Center.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,886,719,000 in the year ended December 31, 2013, compared to $2,071,663,000 in the prior year, a decrease of $184,944,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$23,591		$26,583	$-	$(1,409)	$(1,583)
Properties placed into / taken out of
service for redevelopment	(9,370)		(1,933)	(992)	(5,307)	(1,138)
Non-reimbursable expenses, including
bad-debt reserves	928		(3,366)	-	1,470	2,824
Hotel Pennsylvania	6,012		6,012	-	-	-
Trade Shows	(4,872)		-	-	-	(4,872)
BMS expenses	(5,056)		(8,500)	-	-	3,444	(2)
Same store operations	26,333		15,132	2,037	6,581	2,583
	37,566		33,928	1,045	1,335	1,258

Depreciation and amortization:
Acquisitions and other	38,791		41,047	-	(1,882)	(374)
Properties placed into / taken out of
service for redevelopment	(20,644)		(552)	(16,177)	(3,915)	-
Same store operations	2,682		(3,020)	2,369	1,601	1,732
	20,829		37,475	(13,808)	(4,196)	1,358

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	3,827		-	-	-	3,827
Non-same store	7,287		-	-	-	7,287
Same store operations	(2,458)		4,048	393	(4,662)	(2,237)
	8,656		4,048	393	(4,662)	8,877

Cleveland Medical Mart development project	(194,409)	(3)	-	-	-	(194,409)	(3)

Impairment losses, acquisition related costs
and tenant buy-outs	(57,586)		-	-	(65,057)	7,471

Total (decrease) increase in expenses	$(184,944)		$75,451	$(12,370)	$(72,580)	$(175,445)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 54.

(3)	Primarily due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 54.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

(Loss) Income Applicable to Toys

In the year ended December 31, 2013, we recognized a net loss of $362,377,000 from our investment in Toys, comprised of $128,919,000 for our 32.6% share of Toys’ net loss and $240,757,000 of non-cash impairment losses (see below), partially offset by $7,299,000 of management fee income.  In the year ended December 31, 2012, we recognized net income of $14,859,000 from our investment in Toys, comprised of $45,267,000 for our 32.6% share of Toys’ net income and $9,592,000 of management fee income, partially offset by a $40,000,000 non-cash impairment loss (see below).

We account for Toys on the equity method, which means our investment is increased for our pro rata share of Toys undistributed net income.  At December 31, 2012, we estimated that the fair value of our investment was $40,000,000 less than the carrying amount of $518,041,000 and concluded that the decline in the value of our investment was “other-than-temporary” based on, among other factors, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized a non-cash impairment loss of $40,000,000 in the fourth quarter of 2012.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount to continue to carry our investment at fair value.

At December 31, 2013, we estimated that the fair value of our investment in Toys was approximately $80,062,000 ($83,224,000 including $3,162,000 for our share of Toys’ accumulated other comprehensive income), or $162,215,000 less than the carrying amount after recognizing our share of Toys third quarter net loss in our fourth quarter.  In determining the fair value of our investment, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys.  We have concluded that the decline in the value of our investment is “other-than-temporary” based on, among other factors, Toys’ 2013 holiday sales results, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized an additional non-cash impairment loss of $162,215,000 in the fourth quarter of 2013.

We will continue to assess the recoverability of our investment each quarter.  To the extent the fair value of our investment does not change, we will recognize a non-cash impairment loss equal to our share of Toys’ fourth quarter net income, if any, in our first quarter of 2014.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2013 and 2012.

	Percentage	For the Year Ended
	Ownership at	December 31,
(Amounts in thousands)	December 31, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (1)	32.4%	$24,402	$218,391
Lexington (2)	n/a	(979)	28,740
LNR (3)	n/a	18,731	66,270
India real estate ventures	4.1%-36.5%	(3,533)	(5,008)
Partially owned office buildings (4)	Various	(4,212)	(3,770)
Other investments(5) (6)	Various	(10,817)	103,644
		$23,592	$408,267

(1)		2012 includes $186,357 of income comprised of (i) a $179,934 net gain and (ii) $6,423 of commissions in connection with the sale of real estate.

(2)

2012 includes a $28,763 net gain resulting primarily from Lexington's stock issuances. In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(3)		On April 19, 2013, LNR was sold for $1.053 billion. See page 39 for details.

(4)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(5)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(6)

2012 includes $105,366 of income from Independence Plaza comprised of (i) $60,396 from the accelerated amortization of discount on investment in the subordinated debt of the property and (ii) a $44,970 purchase price fair value adjustment from the exercise of a warrant to acquire 25% of the equity interest in the property.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the year ended December 31, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012
Net investment income	$8,943	$8,575
Net realized gains	8,184	-
Net unrealized gains	85,771	55,361
Income from Real Estate Fund	102,898	63,936
Less (income) attributable to noncontrolling interests	(53,427)	(39,332)
Income from Real Estate Fund attributable to Vornado Realty L.P.(1)	$49,471	$24,604
___________________________________

(1)

Excludes management, leasing and development fees of $2,992 and $3,278 for the years ended December 31, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net was a loss of $24,699,000 in the year ended December 31, 2013, compared to a loss of $260,945,000 in the prior year, a decrease in loss of $236,246,000.  This decrease resulted from:

(Amounts in thousands)
Non-cash impairment on J.C. Penney common shares ($39,487 in 2013, compared to
$224,937 in 2012)	$185,450
J.C. Penney derivative position ($33,487 mark-to-market loss in 2013, compared to a $75,815
mark-to-market loss in 2012)	42,328
Higher interest on mezzanine loans receivable	5,634
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	3,827
Lower dividends and interest on marketable securities	(533)
Other, net	(460)
$236,246

Interest and Debt Expense

Interest and debt expense was $483,190,000 in the year ended December 31, 2013, compared to $493,713,000 in the prior year, a decrease of $10,523,000.  This decrease was primarily due to (i) $25,502,000 of higher capitalized interest and (ii) $4,738,000 of interest savings from the restructuring of the Skyline properties mortgage loan in the fourth quarter of 2013, partially offset by (iii) interest expense of $12,319,000 from the financing of the retail condominium at 666 Fifth Avenue in the first quarter of 2013, and (iv) an $8,436,000 prepayment penalty in connection with the refinancing of Eleven Penn Plaza.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $3,407,000 in the year ended December 31, 2013 (comprised primarily of net gains from the sale of marketable securities, land parcels (including Harlem Park), and residential condominiums aggregating $58,245,000, partially offset by a $54,914,000 net loss on sale of J.C. Penney common shares), compared to $13,347,000 in the year ended December 31, 2012 (comprised of net gains from the sale of marketable securities, land parcels and residential condominiums).

Income Tax Benefit (Expense)

In the year ended December 31, 2013, we had an income tax benefit of $6,406,000, compared to an expense of $8,132,000 in the prior year, a decrease in expense of $14,538,000.  This decrease resulted primarily from a reversal of previously accrued deferred tax liabilities in the current year due to a change in the effective tax rate resulting from an amendment of the Washington, DC Unincorporated Business Tax Statute.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,
(Amounts in thousands)	2013	2012
Total revenues	$38,043	$177,629
Total expenses	23,305	120,393
	14,738	57,236
Net gains on sale of real estate	414,502	245,799
Gain on sale of Canadian Trade Shows, net of $11,448 of income taxes	-	19,657
Impairment losses	(4,727)	(30,339)
Income from discontinued operations	$424,513	$292,353

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $63,952,000 in the year ended December 31, 2013, compared to $32,018,000 in the prior year, an increase of $31,934,000.  This increase resulted primarily from (i) $14,095,000 of higher net income allocated to the noncontrolling interests of our Real Estate Fund, (ii) $13,222,000 of lower income in the prior year resulting from a priority return on our investment in 1290 Avenue of the Americas and 555 California Street, and (iii) $2,909,000 of income allocated to the noncontrolling interest for its share of the net gain on sale of a retail property in Tampa, Florida.

Preferred Unit Distributions

Preferred unit distributions were $83,965,000 in the year ended December 31, 2013, compared to $86,873,000 in the prior year, a decrease of $2,908,000.  This decrease resulted primarily from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013 and the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Preferred Unit Redemptions

In year ended December 31, 2013, we recognized $1,130,000 of expense in connection with preferred unit redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred units in February 2013, partially offset by an $8,100,000 discount from the redemption of all of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.  In the year ended December 31, 2012, we recognized an $8,948,000 discount primarily from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

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

Below is the reconciliation of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the year ended December 31, 2013, compared to year ended December 31, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the year ended December 31, 2013	$1,079,682	$341,223	$541,017
Add-back:
Non-property level overhead expenses included above	34,087	27,630	18,992
Less EBITDA from:
Acquisitions	(67,613)	-	-
Dispositions, including net gains on sale	(136,854)	(150)	(290,727)
Properties taken out-of-service for redevelopment	(20,050)	(4,457)	(4,723)
Other non-operating (income) expense	(29,856)	(1,129)	(27,335)
GAAP basis same store EBITDA for the year ended
December 31, 2013	$859,396	$363,117	$237,224

EBITDA for the year ended December 31, 2012	$1,017,859	$532,412	$200,526
Add-back:
Non-property level overhead expenses included above	30,039	27,237	23,654
Less EBITDA from:
Acquisitions	(4,131)	-	-
Dispositions, including net gains on sale	(200,050)	(176,052)	(77,048)
Properties taken out-of-service for redevelopment	(20,056)	(9,319)	(970)
Other non-operating (income) expense	(9,024)	(838)	84,581
GAAP basis same store EBITDA for the year ended
December 31, 2012	$814,637	$373,440	$230,743

Increase (decrease) in GAAP basis same store EBITDA -
Year ended December 31, 2013 vs. December 31, 2012(1)	$44,759	$(10,323)	$6,481

% increase (decrease) in GAAP basis same store EBITDA	5.5%	(2.8%)	2.8%

(1) See notes on following page

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Notes to preceding tabular information:

New York:

The $44,759,000 increase in New York GAAP basis same store EBITDA resulted primarily from increases in Office and Retail of $32,415,000 and $9,595,000, respectively.  The Office increase resulted primarily from higher (i) rental revenue of $16,405,000 (primarily due to a $1.85 increase in average annual rents per square foot) and (ii) signage revenue and management and leasing fees of $16,151,000.  The Retail increase resulted primarily from higher rental revenue of $10,710,000, (primarily due to a $9.35 increase in average annual rents per square foot).

Washington, DC:

The $10,323,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from lower rental revenue of $15,267,000, primarily due to a 330 basis point decrease in office average same store occupancy to 82.8% from 86.1%, a significant portion of which resulted from the effects of BRAC related move-outs and the sluggish environment in the Washington, DC / Northern Virginia area (see page 45).

Retail Properties:

The $6,481,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from higher rental revenue of $7,322,000, due to a 130 basis point increase in average same store occupancy to 93.5% from 92.2%, and a $0.19 increase in average annual rents per square foot.

Below is the reconciliation of GAAP basis same store EBITDA to same store EBITDA on a Cash basis for each of our segments for the year ended December 31, 2013, compared to year ended December 31, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the year ended
December 31, 2013	$859,396	$363,117	$237,224
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(107,060)	(10,181)	(11,762)
Cash basis same store EBITDA for the year ended
December 31, 2013	$752,336	$352,936	$225,462

GAAP basis same store EBITDA for the year ended
December 31, 2012	$814,637	$373,440	$230,743
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(115,828)	(6,484)	(13,279)
Cash basis same store EBITDA for the year ended
December 31, 2012	$698,809	$366,956	$217,464

Increase (decrease) in Cash basis same store EBITDA -
Year ended December 31, 2013 vs. December 31, 2012	$53,527	$(14,020)	$7,998

% increase (decrease) in Cash basis same store EBITDA	7.7%	(3.8%)	3.7%

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,736,232,000 in the year ended December 31, 2012, compared to $2,702,808,000 in the year ended December 31, 2011, an increase of $33,424,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Property rentals:
Acquisitions and other	$15,139		$9,528	$5,611	$-	$-
Properties placed into / taken out of
service for redevelopment	(29,707)		(5,339)	(22,312)	(2,056)	-
Hotel Pennsylvania	1,113		1,113	-	-	-
Trade Shows	(4,281)		-	-	-	(4,281)
Same store operations	(11,691)		27,521	(38,658)	7,004	(7,558)
	(29,427)		32,823	(55,359)	4,948	(11,839)

Tenant expense reimbursements:
Acquisitions and other	(7,146)		(4,790)	2,724	(2,393)	(2,687)
Properties placed into / taken out of
service for redevelopment	(4,930)		(845)	(1,643)	(2,442)	-
Same store operations	(949)		549	3,362	(3,004)	(1,856)
	(13,025)		(5,086)	4,443	(7,839)	(4,543)

Cleveland Medical Mart development project	81,154	(1)	-	-	-	81,154	(1)

Fee and other income:
BMS cleaning fees	5,830		4,932	-	-	898
Signage revenue	1,069		1,069	-	-	-
Management and leasing fees	66		544	414	(859)	(33)
Lease termination fees	(13,973)		(10,703)	(3,151)	(393)	274
Other income	1,730		(1,985)	4,364	(162)	(487)
	(5,278)		(6,143)	1,627	(1,414)	652

Total increase (decrease) in revenues	$33,424		$21,594	$(49,289)	$(4,305)	$65,424

(1)	This increase in income is offset by an increase in development costs expensed in the period. See note (5) on page 62.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $2,071,663,000 in the year ended December 31, 2012, compared to $1,890,582,000 in the year ended December 31, 2011, an increase of $181,081,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
							Retail
Increase (decrease) due to:	Total		New York		Washington, DC		Properties		Other
Operating:
Acquisitions and other	$7,422		$6,617		$3,492		$-		$(2,687)
Properties placed into / taken out of
service for redevelopment	(9,037)		(1,074)		(4,829)		(3,134)		-
Non-reimbursable expenses, including
bad-debt reserves	14,446		(3,347)		2,662		21,761	(2)	(6,630)
Hotel Pennsylvania	2,594		2,594		-		-		-
Trade Shows	(4,438)		-		-		-		(4,438)
BMS expenses	5,139		4,241		-		-		898
Same store operations	16,498		15,820		4,454		(4,897)		1,121
	32,624		24,851		5,779		13,730		(11,736)

Depreciation and amortization:
Acquisitions and other	7,960		3,298		4,662		-		-
Properties placed into / taken out of
service for redevelopment	(16,777)		(975)		(15,188)	(3)	(614)		-
Same store operations	2,978		2,959		(5,320)		609		4,730
	(5,839)		5,282		(15,846)		(5)		4,730

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	5,151		-		-		-		5,151
Non-same store	(3,451)		-		-		-		(3,451)
Same store operations	(7,786)		3,293		868		(1,835)		(10,112)	(4)
	(6,086)		3,293		868		(1,835)		(8,412)

Cleveland Medical Mart development project	80,795	(5)	-		-		-		80,795	(5)

Impairment losses, acquisition related costs
and tenant buy-outs	79,587		(23,777)	(6)	-		97,131	(7)	6,233

Total increase (decrease) in expenses	$181,081		$9,649		$(9,199)		$109,021		$71,610

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Primarily from a $23,521 reversal of the Stop & Shop accounts receivable reserve in 2011.

(3)	Primarily from depreciation expense on 1851 South Bell Street in 2011, which was taken out of service for redevelopment.

(4)	Primarily from lower payroll costs due to a reduction in workforce at the Merchandise Mart.

(5)	This increase in expense is offset by the increase in development revenue in the period. See note (1) on page 61.

(6)	Represents the buy-out of below-market leases in 2011.

(7)	Primarily from a non-cash impairment loss of $70,100 on the Broadway Mall.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income Applicable to Toys

In the year ended December 31, 2012, we recognized net income of $14,859,000 from our investment in Toys, comprised of $45,267,000 for our 32.6% share of Toys’ net income and $9,592,000 of management fee income, partially offset by a $40,000,000 non-cash impairment loss.

In the year ended December 31, 2011, we recognized net income of $48,540,000 from our investment in Toys, comprised of $39,592,000 for our 32.7% share of Toys’ net income and $8,948,000 of management fee income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2012 and 2011.

	Percentage	For the Year Ended
	Ownership at	December 31,
(Amounts in thousands)	December 31, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's (1)	32.4%	$218,391	$32,430
Lexington (2)	10.5%	28,740	8,351
LNR	26.2%	66,270	58,786
India real estate ventures	4.0%-36.5%	(5,008)	(14,881)
Partially owned office buildings (3)	Various	(3,770)	(22,270)
Other investments(4) (5)	Various	103,644	7,656
		$408,267	$70,072

(1)		2012 includes $186,357 of income comprised of (i) a $179,934 net gain and (ii) $6,423 of commissions in connection with the sale of real estate.

(2)		2012 includes a $28,763 net gain resulting primarily from Lexington's stock issuances.

(3)		Includes interests in 280 Park Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(4)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(5)

2012 includes $105,366 of income from Independence Plaza comprised of (i) $60,396 from the accelerated amortization of discount on investment in the subordinated debt of the property and (ii) a $44,970 purchase price fair value adjustment from the exercise of a warrant to acquire 25% of the equity interest in the property.

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the year ended December 31, 2012 and 2011.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011
Net investment income	$8,575	$5,500
Net realized gains	-	5,391
Net unrealized gains	55,361	11,995
Income from Real Estate Fund	63,936	22,886
Less (income) attributable to noncontrolling interests	(39,332)	(13,598)
Income from Real Estate Fund attributable to Vornado Realty L.P.(1)	$24,604	$9,288
___________________________________

(1)

Excludes management, leasing and development fees of $3,278 and $2,695 for the years ended December 31, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net was a loss of $260,945,000 in the year ended December 31, 2012, compared to income of  $148,783,000 in the year ended December 31, 2011, a decrease in income of $409,728,000. This decrease resulted from:

(Amounts in thousands)
Non-cash impairment loss on J.C. Penney common shares in 2012	$(224,937)
J.C. Penney derivative position ($75,815 mark-to-market loss in 2012, compared to a $12,984
mark-to-market gain in 2011)	(88,799)
Mezzanine loan loss reversal and net gain on disposition in 2011	(82,744)
Lower dividends and interest on marketable securities	(17,608)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	5,151
Other, net	(791)
$(409,728)

Interest and Debt Expense

Interest and debt expense was $493,713,000 in the year ended December 31, 2012, compared to $519,157,000 in the year ended December 31, 2011, a decrease of $25,444,000.  This decrease was primarily due to (i) $27,077,000 from the redemption of our exchangeable senior debentures and convertible senior debentures due to Vornado in April 2012 and November 2011, respectively, (ii) $15,604,000 of higher capitalized interest and (iii) $12,082,000 from the refinancing of 350 Park Avenue in January 2012, partially offset by (iv) $18,833,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011, (v) $6,093,000 from the refinancing of 100 West 33rd Street in March 2012 and (vi) $4,715,000 from borrowings under our revolving credit facilities.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $13,347,000 in year ended December 31, 2012, compared to $15,134,000, in the year ended December 31, 2011 and resulted primarily from the sale of marketable securities, land parcels and residential condominiums.

Income Tax Benefit (Expense)

Income tax benefit (expense) was an expense of $8,132,000 in the year ended December 31, 2012, compared to an expense of $23,925,000 in the year ended December 31, 2011 a decrease of $15,793,000.  This decrease resulted primarily from the reversal of a $12,038,000 tax liability in the fourth quarter of 2012 upon liquidation of a taxable REIT subsidiary that was formed in connection with the acquisition of our 555 California Street property.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31,
(Amounts in thousands)	2012	2011

Total revenues	$177,629	$260,343
Total expenses	120,393	201,633
	57,236	58,710
Net gains on sale of real estate	245,799	51,623
Impairment losses	(30,339)	(28,799)
Gain on sale of Canadian Trade Shows, net of $11,448 of income taxes	19,657	-
Net gain on extinguishment of High Point debt	-	83,907
Income from discontinued operations	$292,353	$165,441

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $32,018,000 in the year ended December 31, 2012, compared to $21,786,000 in the year ended December 31, 2011, an increase of $10,232,000.  This increase resulted primarily from a $25,734,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund, partially offset by a $13,222,000 priority return on our investment in 1290 Avenue of the Americas and 555 California Street.

Preferred Unit Distributions

Preferred unit distributions were $86,873,000 in the year ended December 31, 2012, compared to $80,384,000 in the year ended December 31, 2011, an increase of $6,489,000.  This increase resulted from the issuance of $246,000,000 of 6.875% Series J cumulative redeemable preferred units in April 2011 and $300,000,000 of 5.70% Series K cumulative redeemable preferred units in July 2012, partially offset by the redemption of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012 and $75,000,000 of 7.0% Series E cumulative redeemable preferred units in August 2012.

Preferred Unit Redemptions

In the year ended December 31, 2012, we recognized an $8,948,000 discount primarily from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units, compared to a $5,000,000 discount in the year ended December 31, 2011, which resulted from the redemption of the Series D-11 cumulative redeemable preferred units.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Same Store EBITDA

Below is the reconciliation of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the year ended December 31, 2012, compared to the year ended December 31, 2011.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the year ended December 31, 2012	$1,017,859	$532,412	$200,526
Add-back:
Non-property level overhead expenses included above	30,039	27,237	23,654
Less EBITDA from:
Acquisitions	(42,129)	(5,005)	-
Dispositions, including net gains on sale	(190,396)	(172,832)	(64,863)
Properties taken out-of-service for redevelopment	(961)	(5,329)	(1,134)
Other non-operating (income) expense	(9,981)	(723)	99,079
GAAP basis same store EBITDA for the year ended
December 31, 2012	$804,431	$375,760	$257,262

EBITDA for the year ended December 31, 2011	$786,565	$481,077	$303,202
Add-back:
Non-property level overhead expenses included above	26,746	26,369	25,489
Less EBITDA from:
Acquisitions	(14,956)	(150)	-
Dispositions, including net gains on sale	(13,432)	(69,940)	(54,537)
Properties taken out-of-service for redevelopment	(6,009)	(25,644)	(2,925)
Other non-operating (income) expense	9,926	(785)	(17,043)
GAAP basis same store EBITDA for the year ended
December 31, 2011	$788,840	$410,927	$254,186

Increase (decrease) in GAAP basis same store EBITDA -
Year ended December 31, 2012 vs. December 31,2011(1)	$15,591	$(35,167)	$3,076

% increase (decrease) in GAAP basis same store EBITDA	2.0%	(8.6%)	1.2%

(1) See notes on following page.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Notes to preceding tabular information:

New York:

The $15,591,000 increase in New York GAAP basis same store EBITDA resulted primarily from an increase in Office of $13,029,000.  The Office increase resulted from higher rental revenue of $29,671,000 (primarily due to a $1.93 increase in average annual rents per square foot), partially offset by an increase in operating expenses.

Washington, DC:

The $35,167,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from lower rental revenue of $38,658,000, primarily due to a 740 basis point decrease in office average same store occupancy to 86.2% from 93.6%, a significant portion of which resulted from the effects of BRAC related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area (see page 45).

Retail Properties:

The $3,076,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from higher rental revenue of $7,004,000, due to an increase in average same store occupancy and average annual rents per square foot.

Below is the reconciliation of GAAP basis same store EBITDA to same store EBITDA on a Cash basis for each of our segments for the year ended December 31, 2012, compared to year ended December 31, 2011.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the year ended
December 31, 2012	$804,431	$375,760	$257,262
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(94,560)	(5,573)	(15,676)
Cash basis same store EBITDA for the year ended
December 31, 2012	$709,871	$370,187	$241,586

GAAP basis same store EBITDA for the year ended
December 31, 2011	$788,840	$410,927	$254,186
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(93,053)	(357)	(15,685)
Cash basis same store EBITDA for the year ended
December 31, 2011	$695,787	$410,570	$238,501

Increase (decrease) in Cash basis same store EBITDA -
Year ended December 31, 2012 vs. December 31, 2011	$14,084	$(40,383)	$3,085

% increase (decrease) in Cash basis same store EBITDA	2.0%	(9.8%)	1.3%

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2013 and 2012

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended December 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$673,308	$380,018		$134,509		$92,936		$-	$65,845
Total expenses	501,743	226,311		89,095		88,724		-	97,613
Operating income (loss)	171,565	153,707		45,414		4,212		-	(31,768)
(Loss) income from partially owned
entities, including Toys	(293,165)	1,507		(423)		585		(293,066)	(1,768)
Income from Real Estate Fund	28,951	-		-		-		-	28,951
Interest and other investment
income, net	8,234	1,456		30		8		-	6,740
Interest and debt expense	(120,625)	(56,538)		(18,927)		(9,680)		-	(35,480)
Net gain on disposition of wholly
owned and partially owned assets	23,988	-		-		-		-	23,988
(Loss) income before income taxes	(181,052)	100,132		26,094		(4,875)		(293,066)	(9,337)
Income tax benefit (expense)	12,578	(1,496)		15,980		(831)		-	(1,075)
(Loss) income from continuing
operations	(168,474)	98,636		42,074		(5,706)		(293,066)	(10,412)
Income from discontinued
operations	129,715	129,706		-		-		-	9
Net (loss) income	(38,759)	228,342		42,074		(5,706)		(293,066)	(10,403)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(13,903)	(1,268)		-		14		-	(12,649)
Net (loss) income attributable to
Vornado Realty L.P.	(52,662)	227,074		42,074		(5,692)		(293,066)	(23,052)
Interest and debt expense(2)	207,424	73,066		22,416		10,844		62,239	38,859
Depreciation and amortization(2)	183,685	73,694		36,610		19,721		31,446	22,214
Income tax expense (benefit)(2)	8,270	1,558		(17,841)		831		22,573	1,149
EBITDA(1)	$346,717	$375,392	(3)	$83,259	(4)	$25,704	(5)	$(176,808)	$39,170	(6)

_________________________

See notes on page 70.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2013 and 2012 - continued

(Amounts in thousands)	For the Three Months Ended December 31, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$686,693	$356,786		$132,295		$94,947		$-	$102,665
Total expenses	600,728	219,340		88,889		153,846		-	138,653
Operating income (loss)	85,965	137,446		43,406		(58,899)		-	(35,988)
Income (loss) from partially owned
entities, including Toys	280,939	187,428		(1,041)		418		(73,837)	167,971
Income from Real Estate Fund	26,364	-		-		-		-	26,364
Interest and other investment
(loss) income, net	(237,961)	1,064		29		3		-	(239,057)
Interest and debt expense	(121,049)	(37,578)		(30,166)		(11,695)		-	(41,610)
Net gain on disposition of wholly
owned and partially owned assets	8,491	-		-		8,491		-	-
Income (loss) before income taxes	42,749	288,360		12,228		(61,682)		(73,837)	(122,320)
Income tax benefit (expense)	9,187	(1,011)		(373)		-		-	10,571
Income (loss) from continuing
operations	51,936	287,349		11,855		(61,682)		(73,837)	(111,749)
Income (loss) from discontinued
operations	39,957	2,934		36,787		3,537		-	(3,301)
Net income (loss)	91,893	290,283		48,642		(58,145)		(73,837)	(115,050)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,090)	5,128		-		1,504		-	(7,722)
Net income (loss) attributable to
Vornado Realty L.P.	90,803	295,411		48,642		(56,641)		(73,837)	(122,772)
Interest and debt expense(2)	193,258	47,561		34,139		15,789		44,492	51,277
Depreciation and amortization(2)	182,499	63,777		34,829		20,778		34,808	28,307
Income tax (benefit) expense(2)	(43,050)	1,074		411		-		(34,611)	(9,924)
EBITDA(1)	$423,510	$407,823	(3)	$118,021	(4)	$(20,074)	(5)	$(29,148)	$(53,112)	(6)

_________________________

See notes on the following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2013	2012
	Office(a)	$283,092	$151,613
	Retail	69,414	52,576
	Alexander's (b)	11,069	191,925
	Hotel Pennsylvania	11,817	11,709
	Total New York	$375,392	$407,823

	(a)

2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $129,229 and $10,044, respectively. Excluding these items, EBITDA was $153,863 and $141,569, respectively.

	(b)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $181,973. Excluding these items, EBITDA was $9,952.

(4)	The elements of "Washington, DC" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2013	2012
	Office, excluding the Skyline Properties (a)	$65,910	$99,153
	Skyline properties	6,953	7,910
	Total Office	72,863	107,063
	Residential	10,396	10,958
	Total Washington, DC	$83,259	$118,021

	(a)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $37,348. Excluding these items, EBITDA was $61,805.

(5)	The elements of "Retail Properties" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$21,547	$24,154
	Regional malls(b)	4,157	(44,228)
	Total Retail properties	$25,704	$(20,074)

	(a)

2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating net losses of $19,000 and $16,324, respectively. Excluding these items, EBITDA was $40,547 and $40,478, respectively.

	(b)

2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating net losses of $13,443 and $61,447, respectively. Excluding these items, EBITDA was $17,600 and $17,219, respectively.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2013 and 2012 - continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.
		For the Three Months
	(Amounts in thousands)	Ended December 31,
		2013	2012
	Our share of Real Estate Fund:
	(Loss) income before net realized/unrealized gains	$(70)	$764
	Net unrealized gain	6,574	5,456
	Carried interest	8,341	5,838
	Total	14,845	12,058
	Merchandise Mart Building, 7 West 34th Street and trade shows	20,038	13,620
	555 California Street	10,296	14,761
	India real estate ventures	1,133	1,936
	LNR(a)	-	29,196
	Lexington(b)	-	7,815
	Other investments	4,774	(4,614)
		51,086	74,772
	Corporate general and administrative expenses(c)	(23,850)	(22,142)
	Investment income and other, net(c)	7,372	14,663
	Net gain on sale of land parcels and residential condominiums	23,988	-
	Acquisition related costs and impairment losses	(18,088)	(13,072)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(1,338)	(1,485)
	Non-cash impairment loss on J.C. Penney common shares	-	(224,937)
	Purchase price fair value adjustment and accelerated amortization of discount on
	investment in subordinated debt of Independence Plaza	-	105,366
	Net gain resulting from Lexington's stock issuance and asset acquisition	-	28,763
	(Loss) from the mark-to-market of J.C. Penney derivative position	-	(22,472)
	Merchandise Mart discontinued operations	-	7,432
		$39,170	$(53,112)

	(a)	On April 19, 2013, LNR was sold.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. This investment was previously accounted for under the equity method.

	(c)	The amounts in these captions (for this table only) exclude income (expense) from the mark-to-market of our deferred compensation plan.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2013 and 2012 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Three Months
	Ended December 31,
	2013	2012
Region:
New York City metropolitan area	75%	73%
Washington, DC / Northern Virginia metropolitan area	22%	23%
Puerto Rico	1%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2013 Compared to December 31, 2012

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

Below is the reconciliation of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended December 31, 2013	$375,392	$83,259	$25,704
Add-back:
Non-property level overhead expenses included above	8,550	6,975	4,168
Less EBITDA from:
Acquisitions	(20,063)	-	-
Dispositions, including net gains on sale	(129,332)	(33)	(4)
Properties taken out-of-service for redevelopment	(5,279)	(1,035)	(1,144)
Other non-operating (income) expense	(2,986)	(316)	32,157
GAAP basis same store EBITDA for the three months ended
December 31, 2013	$226,282	$88,850	$60,881

EBITDA for the three months ended December 31, 2012	$407,823	$118,021	$(20,074)
Add-back:
Non-property level overhead expenses included above	8,070	7,388	4,851
Less EBITDA from:
Acquisitions	(3,474)	-	-
Dispositions, including net gains on sale	(184,507)	(37,347)	(18,605)
Properties taken out-of-service for redevelopment	(5,141)	(2,070)	(364)
Other non-operating (income) expense	(10,665)	(615)	93,238
GAAP basis same store EBITDA for the three months ended
December 31, 2012	$212,106	$85,377	$59,046

Increase in GAAP basis same store EBITDA -
Three months ended December 31, 2013 vs. December 31, 2012	$14,176	$3,473	$1,835

% increase in GAAP basis same store EBITDA	6.7%	4.1%	3.1%

Supplemental Information – continued

Three Months Ended December 31, 2013 Compared to December 31, 2012

Below is the reconciliation of GAAP basis same store EBITDA to same store EBITDA on a Cash basis for each of our segments for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
December 31, 2013	$226,282	$88,850	$60,881
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(29,712)	(1,899)	(2,655)
Cash basis same store EBITDA for the three months ended
December 31, 2013	$196,570	$86,951	$58,226

GAAP basis same store EBITDA for the three months ended
December 31, 2012	$212,106	$85,377	$59,046
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(23,843)	(775)	(3,645)
Cash basis same store EBITDA for the three months ended
December 31, 2012	$188,263	$84,602	$55,401

Increase in Cash basis same store EBITDA -
Three months ended December 31, 2013 vs. December 31, 2012	$8,307	$2,349	$2,825

% increase in Cash basis same store EBITDA	4.4%	2.8%	5.1%

Supplemental Information – continued

Three Months Ended December 31, 2013 Compared to September 30, 2013

Below is the reconciliation of Net Income to EBITDA for the three months ended September 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties
Net income attributable to Vornado Realty L.P. for the
three months ended September 30, 2013	$124,325	$19,994	$44,158
Interest and debt expense	59,344	30,717	12,119
Depreciation and amortization	67,294	35,403	17,573
Income tax expense	67	828	731
EBITDA for the three months ended September 30, 2013	$251,030	$86,942	$74,581

Below is the reconciliation of GAAP basis same store EBITDA to same store EBITDA on a Cash basis for each of our segments for the three months ended December 31, 2013, compared to the three months ended September 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended December 31, 2013	$375,392	$83,259	$25,704
Add-back:
Non-property level overhead expenses included above	8,550	6,975	4,168
Less EBITDA from:
Acquisitions	(7,120)	-	-
Dispositions, including net gains on sale	(129,332)	(33)	(4)
Properties taken out-of-service for redevelopment	(5,279)	(1,035)	(1,144)
Other non-operating (income) expense	(2,860)	(316)	32,157
GAAP basis same store EBITDA for the three months ended
December 31, 2013	$239,351	$88,850	$60,881

EBITDA for the three months ended September 30, 2013	$251,030	$86,942	$74,581
Add-back:
Non-property level overhead expenses included above	7,842	6,857	4,240
Less EBITDA from:
Acquisitions	(575)	-	-
Dispositions, including net gains on sale	(2,481)	(46)	(17,097)
Properties taken out-of-service for redevelopment	(5,461)	(1,157)	(2,196)
Other non-operating (income) expense	(19,936)	(868)	(549)
GAAP basis same store EBITDA for the three months ended
September 30, 2013	$230,419	$91,728	$58,979

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended December 31, 2013 vs. September 30, 2013	$8,932	$(2,878)	$1,902

% increase (decrease) in GAAP basis same store EBITDA	3.9%	(3.1%)	3.2%

Supplemental Information – continued

Three Months Ended December 31, 2013 Compared to September 30, 2013

Below is the reconciliation of GAAP basis same store EBITDA to same store EBITDA on a Cash basis for each of our segments for the three months ended December 31, 2013, compared to the three months ended September 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
December 31, 2013	$239,351	$88,850	$60,881
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(29,479)	(1,899)	(2,655)
Cash basis same store EBITDA for the three months ended
December 31, 2013	$209,872	$86,951	$58,226

GAAP basis same store EBITDA for the three months ended
September 30, 2013	$230,419	$91,728	$58,979
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(24,496)	(1,518)	(2,814)
Cash basis same store EBITDA for the three months ended
September 30, 2013	$205,923	$90,210	$56,165

Increase (decrease) in Cash basis same store EBITDA -
Three months ended December 31, 2013 vs. September 30, 2013	$3,949	$(3,259)	$2,061

% increase (decrease) in Cash basis same store EBITDA	1.9%	(3.6%)	3.7%

Related Party Transactions

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board of Trustees and its Chief Executive Officer is also the Chairman of the Board of Directors of Alexander’s and its Chief Executive Officer. We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2013, Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $606,000, $794,000, and $787,000 of management fees under the agreement for the years ended December 31, 2013, 2012 and 2011.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, distributions to unitholders, as well as acquisition and development costs.  Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of equity securities; and asset sales.

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions may require funding from borrowings and/or equity offerings.

We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Distributions

On January 15, 2014, we declared a quarterly Class A unit distribution of $0.73 per Class A unit (an indicated annual rate of $2.92 per Class A unit).  This Class A unit distribution, if continued for all of 2014, would require us to pay out approximately $547,000,000 of cash for Class A unit distributions held by Vornado.  In addition, during 2014, we expect to pay approximately $82,000,000 of cash distributions on outstanding preferred units and approximately $33,000,000 of cash distributions to redeemable security holders.

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  We have issued publicly senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2013, we are in compliance with all of the financial covenants required by our senior unsecured notes and our revolving credit facilities.

As of December 31, 2013, we had $583,290,000 of cash and cash equivalents and $2,171,009,000 of borrowing capacity under our revolving credit facilities, net of outstanding borrowings and letters of credit of $295,870,000 and $33,121,000, respectively.  A summary of our consolidated debt as of December 31, 2013 and 2012 is presented below.

	2013		2012
(Amounts in thousands)		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$1,064,730	2.01%	$2,998,221	1.84%
Fixed rate	8,913,988	4.73%	8,129,009	5.18%
	$9,978,718	4.44%	$11,127,230	4.28%

During 2014 and 2015, $142,753,000 and $943,731,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facilities.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Below is a schedule of our contractual obligations and commitments at December 31, 2013.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$10,290,431	$551,348	$2,760,195	$1,781,397	$5,197,491
Operating leases	1,486,447	42,845	83,401	82,831	1,277,370
Senior unsecured notes due 2039 (PINES)	1,370,076	35,634	71,268	71,268	1,191,906
Revolving credit facilities	329,258	4,201	13,048	312,009	-
Senior unsecured notes due 2022	560,833	20,000	40,000	40,000	460,833
Senior unsecured notes due 2015	526,563	21,250	505,313	-	-
Capital lease obligations	409,792	12,500	25,000	25,000	347,292
Purchase obligations, primarily construction commitments	302,677	302,677	-	-	-
Total contractual cash obligations	$15,276,077	$990,455	$3,498,225	$2,312,505	$8,474,892

Commitments:
Capital commitments to partially owned entities	$144,931	$122,136	$22,795	$-	$-
Standby letters of credit	33,121	33,121	-	-	-
Total commitments	$178,052	$155,257	$22,795	$-	$-
________________________
(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2013.

Details of 2013 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2012 financing activities are discussed below.

Secured Debt

On January 9, 2012, we completed a $300,000,000 refinancing of 350 Park Avenue, a 559,000 square foot Manhattan office building. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000,000 of existing cash were used to repay the existing loan and closing costs.

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% and has two one-year extension options.  We retained net proceeds of approximately $87,000,000, after repaying the existing loan and closing costs.

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

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Senior Unsecured Debt

In April 2012, we redeemed all of the outstanding exchangeable senior debentures and convertible senior debentures due to Vornado at par, for an aggregate of $510,215,000 in cash.

Preferred Securities

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

Liquidity and Capital Resources – continued

Acquisitions and Investments

Details of 2013 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2012 acquisitions and investments are discussed below.

Marriott Marquis Times Square - Retail and Signage

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  We plan to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000, plus a portion of the property’s net cash flow after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.

666 Fifth Avenue - Retail

On December 6, 2012, we acquired a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000 in cash. The property contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by us.

Independence Plaza

In 2011, we acquired a 51% interest in the subordinated debt of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan which has 54,500 square feet of retail space and 550 parking spaces, for $45,000,000 and a warrant to purchase 25% of the equity for $1,000,000.  On December 21, 2012, we acquired a 58.75% interest in the property as follows: (i) buying one of the equity partners’ 33.75% interest for $160,000,000, (ii) exercising our warrant for 25% of the equity and (iii) contributing the appreciated value of our interest in the subordinated debt as preferred equity.  In connection therewith, we recognized income of $105,366,000, comprised of $60,396,000 from the accelerated amortization of the discount on the subordinated debt immediately preceding the conversion to preferred equity, and a $44,970,000 purchase price fair value adjustment upon exercising the warrant.  The transaction valued the property at $844,800,000. We manage the retail space at the property and Stellar Management, our partner, manages the residential space.

Vornado Capital Partners Real Estate Fund (the “Fund”)

During 2012, the Fund made four investments aggregating $203,700,000.  At December 31, 2012, the Fund had nine investments with an aggregate fair value of $600,786,000, or $67,642,000 in excess of cost.

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes anticipated 2014 capital expenditures.

					Retail
(Amounts in millions, except square foot data)	Total	New York		Washington, DC	Properties	Other (2)
Expenditures to maintain assets	$116.0	$61.0	(1)	$28.0	$4.0	$23.0
Tenant improvements	124.0	43.0		58.0	6.0	17.0
Leasing commissions	33.0	17.0		10.0	2.0	4.0
Total capital expenditures and leasing
commissions	$273.0	$121.0		$96.0	$12.0	$44.0

Square feet budgeted to be leased
(in thousands)		1,000		1,600	600
Weighted average lease term (years)		10		6	7
Tenant improvements and leasing commissions:
Per square foot		$60.00		$42.50	$13.50
Per square foot per annum		$6.00		$7.00	$2.00

(1)	Includes $17.0 related to 2013 that is expected to be expended in 2014.

(2)	Primarily Merchandise Mart and 555 California Street.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Development and Redevelopment Expenditures

We are in the process of renovating the Springfield Mall, which is expected to be completed in 2015.  The incremental development cost of this project is approximately $250,000,000, of which $97,600,000 has been expended as of December 31, 2013, approximately $130,000,000 is expected to be expended in 2014, and the balance of $22,400,000 is expected to be expended in 2015.

We are in the process of redeveloping and substantially expanding the existing retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail and creating a six-story, 300 foot wide block front, dynamic LED sign, all of which is expected to be completed in 2015.  The incremental development cost of this project is approximately $215,000,000, of which $52,100,000 has been expended as of December 31, 2013, approximately $118,000,000 is expected to be expended in 2014, and the balance of $44,900,000 is expected to be expended in 2015.

We plan to construct a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $850,000,000.  In February 2014, we completed a $600,000,000 loan secured by this site.

We plan to develop a 699-unit residential project in Pentagon City (Metropolitan Park 4&5), which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000; a significant portion of which is expected to be financed.

We are in the process of repositioning and re-tenanting 280 Park Avenue (49.5% owned).  Our share of the incremental development cost of this project is approximately $62,000,000, of which $34,700,000 has been expended as of December 31, 2013, and the balance of $27,300,000 is expected to be expended in 2014.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Hotel Pennsylvania and in Washington, including 1900 Crystal Drive, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Liquidity and Capital Resources – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $342,000,000.

At December 31, 2013, $33,121,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $145,000,000.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2013

Our cash and cash equivalents were $583,290,000 at December 31, 2013, a $377,029,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $9,978,718,000 at December 31, 2013, a $1,148,512,000 decrease over the balance at December 31, 2012.  As of December 31, 2013 and December 31, 2012, $295,870,000 and $1,170,000,000, respectively, was outstanding under our revolving credit facilities.  During 2014 and 2015, $142,753,000 and $943,731,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $1,040,789,000 was comprised of (i) net income of $564,740,000, (ii) $426,643,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, (iii) return of capital from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $54,030,000, partially offset by (v) the net change in operating assets and liabilities of $61,288,000, including $37,817,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $722,076,000 was comprised of (i) $1,027,608,000 of proceeds from sales of real estate and related investments, (ii) $378,709,000 of proceeds from the sale of marketable securities, (iii) $290,404,000 of capital distributions from partially owned entities, (iv) $240,474,000 from the sale of LNR, (v) $101,150,000 from the return of the J.C. Penney derivative collateral, and (vi) $50,569,000 of proceeds from repayments of mortgages and mezzanine loans receivable and other, partially offset by (vii) $469,417,000 of development costs and construction in progress, (viii) $260,343,000 of additions to real estate, (ix) $230,300,000 of investments in partially owned entities, (x) $193,417,000 of acquisitions of real estate, (xi) $186,079,000 for the funding of the J.C. Penney derivative collateral and settlement of derivative position, (xii) $26,892,000 of changes in restricted cash, and (xiii) $390,000 of investments in mortgage and mezzanine loans receivable.

Net cash used in financing activities of $2,139,894,000 was comprised of (i) $3,580,100,000 for the repayments of borrowings, (ii) $545,913,000 of distributions to Vornado, (iii) $299,400,000 for purchases of outstanding preferred units, (iv) $215,247,000 of distributions to redeemable security holders and noncontrolling interests, (v) $83,188,000 of distributions to preferred unitholders, (vi) $19,883,000 of debt issuance and other costs, and (vii) $443,000 for the repurchase of Class A units related to stock compensation agreements and related tax holdings, partially offset by (viii) $2,262,245,000 of proceeds from borrowings, (ix) $290,306,000 of proceeds from the issuance of preferred units, (x) $43,964,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $7,765,000 of proceeds received from the exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Year Ended December 31, 2013

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$73,130	$34,553	$22,165	$5,664	$10,748
Tenant improvements	152,319	87,275	39,156	12,431	13,457
Leasing commissions	56,638	39,348	9,551	2,113	5,626
Non-recurring capital expenditures	12,099	11,579	-	-	520
Total capital expenditures and leasing
commissions (accrual basis)	294,186	172,755	70,872	20,208	30,351
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	155,035	56,345	26,075	5,562	67,053
Expenditures to be made in future
periods for the current period	(150,067)	(91,107)	(36,702)	(14,011)	(8,247)
Total capital expenditures and leasing
commissions (cash basis)	$299,154	$137,993	$60,245	$11,759	$89,157	(1)

Tenant improvements and leasing commissions:
Per square foot per annum	$4.33	$5.89	$4.75	$1.33	$-
Percentage of initial rent	9.5%	8.1%	11.9%	6.6%	-

(1)	Includes tenant improvements and leasing commissions aggregating $61,895 in connection with the 608,000 square foot Motorola Mobility lease at the Merchandise Mart.

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
220 Central Park South	$243,687	$-	$-	$-	$243,687
Springfield Mall	68,716	-	-	68,716	-
Marriott Marquis Times Square - retail
and signage	40,356	40,356	-	-	-
1290 Avenue of the Americas	13,865	13,865	-	-	-
330 West 34th Street	6,832	6,832	-	-	-
Metropolitan Park 4 & 5	6,289	-	6,289	-	-
1135 Third Avenue	5,247	5,247	-	-	-
LED Signage	5,042	5,042	-	-	-
Other	79,383	14,643	35,412	25,210	4,118
	$469,417	$85,985	$41,701	$93,926	$247,805

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2012

Our cash and cash equivalents were $960,319,000 at December 31, 2012, a $353,766,000 increase over the balance at December 31, 2011.  Our consolidated outstanding debt was $11,127,230,000 at December 31, 2012, a $1,227,953,000 increase over the balance at December 31, 2011.

Cash flows provided by operating activities of $825,049,000 was comprised of (i) net income of $694,541,000, (ii) distributions of income from partially owned entities of $226,172,000, (iii) return of capital from Real Estate Fund investments of $63,762,000, and (iv) $151,954,000 of non-cash adjustments, which include depreciation and amortization expense, impairment loss on J.C. Penney common shares, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, partially offset by (v) the net change in operating assets and liabilities of $311,380,000, including $262,537,000 related to Real Estate Fund investments.

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

Net cash provided by financing activities of $170,979,000 was comprised of (i) $3,593,000,000 of proceeds from borrowings, (ii) $290,971,000 of proceeds from the issuance of preferred units, (iii) $213,132,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (iv) $11,853,000 of proceeds from exercise of Vornado stock options, partially offset by (v) $2,747,694,000 for the repayments of borrowings, (vi) $699,318,000 of distributions to Vornado, (vii) $243,300,000 for purchases of outstanding preferred units, (viii) $104,448,000 of distributions to redeemable security holders and noncontrolling interests, (ix) $73,976,000 of distributions to preferred unitholders, (x) $39,073,000 of debt issuance and other costs, and (xi) $30,168,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings.

Liquidity and Capital Resources – continued

Capital Expenditures in the year ended December 31, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$69,912	$27,434	$20,582	$4,676	$17,220
Tenant improvements	177,743	71,572	50,384	9,052	46,735
Leasing commissions	57,961	27,573	13,151	2,368	14,869
Non-recurring capital expenditures	6,902	5,822	-	-	1,080
Total capital expenditures and leasing
commissions (accrual basis)	312,518	132,401	84,117	16,096	79,904
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	105,350	41,975	24,370	10,353	28,652
Expenditures to be made in future
periods for the current period	(170,744)	(76,283)	(43,600)	(7,754)	(43,107)
Total capital expenditures and leasing
commissions (cash basis)	$247,124	$98,093	$64,887	$18,695	$65,449	(1)

Tenant improvements and leasing commissions:
Per square foot per annum	$4.16	$5.48	$4.86	$1.04	$-
Percentage of initial rent	9.6%	8.8%	12.0%	5.2%	-

(1)	Includes tenant improvements and leasing commissions aggregating $24,354 in connection with the 608,000 square foot Motorola Mobility lease at the Merchandise Mart.

Development and Redevelopment Expenditures in the year ended December 31, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$18,278	$-	$-	$18,278	$-
1290 Avenue of the Americas	16,778	16,778	-	-	-
Crystal Square 5	15,039	-	15,039	-	-
220 Central Park South	12,191	-	-	-	12,191
Bergen Town Center	11,404	-	-	11,404	-
510 Fifth Avenue	10,206	10,206	-	-	-
Marriott Marquis Times Square - retail
and signage	9,092	9,092	-	-	-
1851 South Bell Street (1900 Crystal Drive)	6,243	-	6,243	-	-
Amherst, New York	5,585	-	-	5,585	-
Other	52,057	15,484	18,052	18,279	242
	$156,873	$51,560	$39,334	$53,546	$12,433

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2011

Our cash and cash equivalents were $606,553,000 at December 31, 2011, a $84,236,000 decrease over the balance at December 31, 2010.  Our consolidated outstanding debt was $9,899,277,000 at December 31, 2011, a $262,477,000 decrease from the balance at December 31, 2010.

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

Net cash used in financing activities of $621,974,000 was comprised of (i) $3,740,327,000 for the repayments of borrowings, (ii) $508,745,000 of distributions to Vornado, (iii) $116,510,000 of distributions to redeemable security holders and noncontrolling interests, (iv) $61,464,000 of distributions to preferred unitholders, (v) $47,395,000 of debt issuance and other costs, (vi) $28,000,000 for the purchase of outstanding preferred units, and (vii) $964,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings, partially offset by (viii) $3,412,897,000 of proceeds from borrowings, (ix) $238,842,000 of proceeds from the issuance of preferred units, (x) $204,185,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $25,507,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the year ended December 31, 2011

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$58,463	$22,698	$18,939	$6,448	$10,378
Tenant improvements	138,076	76,493	33,803	6,515	21,265
Leasing commissions	43,613	28,072	9,114	2,114	4,313
Non-recurring capital expenditures	19,442	17,157	-	-	2,285
Total capital expenditures and leasing
commissions (accrual basis)	259,594	144,420	61,856	15,077	38,241
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	90,799	43,392	13,517	9,705	24,185
Expenditures to be made in future
periods for the current period	(146,062)	(79,941)	(33,530)	(7,058)	(25,533)
Total capital expenditures and leasing
commissions (cash basis)	$204,331	$107,871	$41,843	$17,724	$36,893

Tenant improvements and leasing commissions:
Per square foot per annum	$3.88	$5.21	$4.47	$0.71	$-
Percentage of initial rent	8.9%	9.1%	10.8%	3.3%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2011

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Bergen Town Center	$23,748	$-	$-	$23,748	$-
510 Fifth Avenue	8,833	8,833	-	-	-
Other	48,903	6,627	20,496	18,580	3,200
	$81,484	$15,460	$20,496	$42,328	$3,200

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2013			2012
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,064,730	2.01%	$10,647	$2,998,221	1.84%
Fixed rate	8,913,988	4.73%	-	8,129,009	5.18%
	$9,978,718	4.44%	10,647	$11,127,230	4.28%
Prorata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$196,240	2.09%	1,962	$264,531	2.88%
Variable rate – Toys	1,179,001	5.45%	11,790	703,922	5.69%
Fixed rate (including $682,484 and
$1,148,407 of Toys debt in 2013 and 2012)	2,814,162	6.46%	-	3,030,476	7.04%
	$4,189,403	5.97%	13,752	$3,998,929	6.53%

Total change in annual net income			$24,399
Per Class A unit - diluted			$0.12

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2013, we have one interest rate cap with a principal amount of $60,000,000 and a weighted average interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.17% at December 31, 2013) to a fixed rate of 5.13% for the remaining five-year term of the loan.

As of December 31, 2013, we have investments in mezzanine loans with an aggregate carrying amount of $152,853,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2013, the estimated fair value of our consolidated debt was $9,802,000,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 3, 2014

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	December 31,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$4,205,815	$4,766,315
Buildings and improvements	12,661,938	12,421,086
Development costs and construction in progress	1,354,350	920,273
Leasehold improvements and equipment	132,523	130,544
Total	18,354,626	18,238,218
Less accumulated depreciation and amortization	(3,410,933)	(3,072,269)
Real estate, net	14,943,693	15,165,949
Cash and cash equivalents	583,290	960,319
Restricted cash	262,440	183,256
Marketable securities	191,917	398,188
Tenant and other receivables, net of allowance for doubtful accounts of $21,869 and $37,674	115,862	195,718
Investments in partially owned entities	1,166,443	1,226,256
Investment in Toys "R" Us	83,224	478,041
Real Estate Fund investments	667,710	600,786
Mortgage and mezzanine loans receivable, net of allowance of $5,845 in 2013	170,972	225,359
Receivable arising from the straight-lining of rents, net of allowance of $4,355 and $3,165	823,137	758,191
Deferred leasing and financing costs, net of accumulated amortization of $265,482 and $222,202	413,726	405,004
Identified intangible assets, net of accumulated amortization of $282,593 and $352,035	323,322	415,330
Assets related to discontinued operations	-	671,573
Other assets	351,488	381,079
	$20,097,224	$22,065,049

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable	$8,331,993	$8,599,222
Senior unsecured notes	1,350,855	1,358,008
Revolving credit facility debt	295,870	1,170,000
Accounts payable and accrued expenses	422,276	484,746
Deferred revenue	542,998	596,067
Deferred compensation plan	116,515	105,200
Deferred tax liabilities	1,280	15,305
Liabilities related to discontinued operations	-	487,271
Other liabilities	437,073	400,934
Total liabilities	11,498,860	13,216,753
Commitments and contingencies
Redeemable partnership units:
Class A units - 11,292,038 and 11,215,682 units outstanding	1,002,620	898,152
Series D cumulative redeemable preferred units - 1 and 1,800,001 units outstanding	1,000	46,000
Total redeemable partnership units	1,003,620	944,152
Equity:
Partners' capital	8,428,534	8,443,156
Earnings less than distributions	(1,734,839)	(1,573,275)
Accumulated other comprehensive income (loss)	71,537	(18,946)
Total Vornado Realty L.P. equity	6,765,232	6,850,935
Noncontrolling interests in consolidated subsidiaries	829,512	1,053,209
Total equity	7,594,744	7,904,144
	$20,097,224	$22,065,049

See notes to the consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
(Amounts in thousands, except per unit amounts)
REVENUES:
Property rentals	$2,155,963	$2,062,061	$2,091,488
Tenant expense reimbursements	317,345	294,584	307,609
Cleveland Medical Mart development project	36,369	235,234	154,080
Fee and other income	251,232	144,353	149,631
Total revenues	2,760,909	2,736,232	2,702,808
EXPENSES:
Operating	1,054,897	1,017,331	984,707
Depreciation and amortization	531,212	510,383	516,222
General and administrative	211,100	202,444	208,530
Cleveland Medical Mart development project	32,210	226,619	145,824
Impairment losses, acquisition related costs and tenant buy-outs	57,300	114,886	35,299
Total expenses	1,886,719	2,071,663	1,890,582
Operating income	874,190	664,569	812,226
(Loss) income applicable to Toys "R" Us	(362,377)	14,859	48,540
Income from partially owned entities	23,592	408,267	70,072
Income from Real Estate Fund	102,898	63,936	22,886
Interest and other investment (loss) income, net	(24,699)	(260,945)	148,783
Interest and debt expense	(483,190)	(493,713)	(519,157)
Net gain on disposition of wholly owned and partially owned assets	3,407	13,347	15,134
Income before income taxes	133,821	410,320	598,484
Income tax benefit (expense)	6,406	(8,132)	(23,925)
Income from continuing operations	140,227	402,188	574,559
Income from discontinued operations	424,513	292,353	165,441
Net income	564,740	694,541	740,000
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(63,952)	(32,018)	(21,786)
Net income attributable to Vornado Realty L.P.	500,788	662,523	718,214
Preferred unit distributions	(83,965)	(86,873)	(80,384)
Preferred unit redemptions	(1,130)	8,948	5,000
NET INCOME attributable to Class A unitholders	$415,693	$584,598	$642,830

(LOSS) INCOME PER CLASS A UNIT - BASIC:
(Loss) income from continuing operations, net	$(0.04)	$1.47	$2.42
Income from discontinued operations, net	2.13	1.48	0.84
Net income per Class A unit	$2.09	$2.95	$3.26
Weighted average units outstanding	197,551	197,082	196,139

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
(Loss) income from continuing operations, net	$(0.04)	$1.45	$2.39
Income from discontinued operations, net	2.12	1.48	0.84
Net income per Class A unit	$2.08	$2.93	$3.23
Weighted average units outstanding	198,643	198,134	198,227

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011

Net income	$564,740	$694,541	$740,000
Other comprehensive income:
Change in unrealized net gain (loss) on securities available-for-sale	142,281	(283,649)	41,657
Amounts reclassified from accumulated other comprehensive income:
Non-cash impairment loss on J.C. Penney common shares	-	224,937	-
Sale of available-for-sale securities	(42,404)	(3,582)	(5,020)
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(22,814)	(31,758)	12,859
Change in value of interest rate swap	18,183	(5,659)	(43,704)
Other	533	329	(103)
Comprehensive income	660,519	595,159	745,689
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(63,952)	(32,018)	(21,786)
Comprehensive income attributable to Vornado Realty L.P.	$596,567	$563,141	$723,903

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$6,940,045	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	718,214	-	21,786	740,000
Net income attributable to redeemable
partnership units	-	-	-	-	(55,912)	-	-	(55,912)
Distributions to Vornado	-	-	-	-	(508,745)	-	-	(508,745)
Distributions to preferred unitholders	-	-	-	-	(65,694)	-	-	(65,694)
Issuance of Series J preferred units	9,850	238,842	-	-	-	-	-	238,842
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	798	64,830	-	-	-	64,830
Under Vornado's Omnibus share plan	-	-	590	23,728	(13,289)	-	-	10,439
Under Vornado's dividend reinvestment plan	-	-	21	1,772	-	-	-	1,772
Contributions:
Real Estate Fund	-	-	-	-	-	-	203,407	203,407
Other	-	-	-	-	-	-	778	778
Distributions:
Real Estate Fund	-	-	-	-	-	-	(49,422)	(49,422)
Other	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred units to
Class A units	(3)	(165)	5	165	-	-	-	-
Deferred compensation units and options	-	-	4	10,608	(523)	-	-	10,085
Change in unrealized net gain on securities
available-for-sale	-	-	-	-	-	41,657	-	41,657
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	(5,020)	-	(5,020)
Pro rata share of other comprehensive income
of nonconsolidated subsidiaries	-	-	-	-	-	12,859	-	12,859
Change in value of interest rate swap	-	-	-	-	-	(43,704)	-	(43,704)
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	98,092	-	-	-	98,092
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(271)	-	(271)
Other	-	(105)	-	(4,609)	5,121	(5,245)	4,491	(347)
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,134,631	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	662,523	-	32,018	694,541
Net income attributable to redeemable
partnership units	-	-	-	-	(45,263)	-	-	(45,263)
Distributions to Vornado	-	-	-	-	(699,318)	-	-	(699,318)
Distributions to preferred unitholders	-	-	-	-	(76,937)	-	-	(76,937)
Issuance of Series K preferred units	12,000	290,971	-	-	-	-	-	290,971
Redemption of Series E preferred units	(3,000)	(72,248)	-	-	-	-	-	(72,248)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	1,121	89,762	-	-	-	89,762
Under Vornado's Omnibus share plan	-	-	434	9,539	(16,389)	-	-	(6,850)
Under Vornado's dividend reinvestment plan	-	-	29	2,307	-	-	-	2,307
Upon acquisition of real estate	-	-	64	5,124	-	-	-	5,124
Contributions:
Real Estate Fund	-	-	-	-	-	-	195,029	195,029
Other	-	-	-	-	-	-	18,103	18,103
Distributions:
Real Estate Fund	-	-	-	-	-	-	(48,138)	(48,138)
Other	-	-	-	-	-	-	(59)	(59)
Conversion of Series A preferred units to
Class A units	(2)	(105)	3	105	-	-	-	-
Deferred compensation units and options	-	-	4	13,527	(473)	-	-	13,054
Change in unrealized net loss on securities
available-for-sale	-	-	-	-	-	(283,649)	-	(283,649)
Non-cash impairment loss on J.C. Penney
common shares	-	-	-	-	-	224,937	-	224,937
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	(3,582)	-	(3,582)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(31,758)	-	(31,758)
Change in value of interest rate swap	-	-	-	-	-	(5,659)	-	(5,659)
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(52,117)	-	-	-	(52,117)
Redeemable partnership unit's share of
above adjustments	-	-	-	-	-	6,707	-	6,707
Preferred unit redemptions	-	-	-	-	8,948	-	-	8,948
Consolidation of partially owned entity	-	-	-	-	-	-	176,132	176,132
Other	-	-	-	-	(4,662)	329	(7)	(4,340)
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,202,878	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,202,878	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income	-	-	-	-	500,788	-	63,952	564,740
Net income attributable to redeemable
partnership units					(24,817)			(24,817)
Distributions to Vornado	-	-	-	-	(545,913)	-	-	(545,913)
Distributions to preferred unitholders	-	-	-	-	(82,807)	-	-	(82,807)
Issuance of Series L preferred units	12,000	290,306	-	-	-	-	-	290,306
Redemption of Series F and Series H
preferred units	(10,500)	(253,269)	-	-	-	-	-	(253,269)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	299	25,317	-	-	-	25,317
Under Vornado's Omnibus share plan	-	-	104	5,915	(107)	-	-	5,808
Under Vornado's dividend reinvestment plan	-	-	22	1,851	-	-	-	1,851
Upon acquisition of real estate	-	-	128	11,461	-	-	-	11,461
Contributions:
Real Estate Fund	-	-	-	-	-	-	28,078	28,078
Other	-	-	-	-	-	-	15,886	15,886
Distributions:
Real Estate Fund	-	-	-	-	-	-	(47,268)	(47,268)
Other	-	-	-	-	-	-	(133,153)	(133,153)
Conversion of Series A preferred units to
Class A units	(2)	(90)	3	90	-	-	-	-
Deferred compensation units and options	-	-	(6)	9,577	(307)	-	-	9,270
Change in unrealized net gain on securities
available-for-sale	-	-	-	-	-	142,281	-	142,281
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	(42,404)		(42,404)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(22,814)	-	(22,814)
Change in value of interest rate swap	-	-	-	-	-	18,183	-	18,183
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(108,252)	-	-	-	(108,252)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(5,296)	-	(5,296)
Preferred unit redemptions	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially owned entity	-	-	-	-	-	-	(165,427)	(165,427)
Consolidation of partially owned entity	-	-	-	-	-	-	16,799	16,799
Other	-	-	-	2,472	(7,271)	533	(2,564)	(6,830)
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,151,309	$(1,734,839)	$71,537	$829,512	$7,594,744

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$564,740	$694,541	$740,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	561,998	557,888	580,990
Net gains on sale of real estate	(414,502)	(245,799)	(51,623)
Equity in net loss (income) of partially owned entities, including Toys “R” Us	338,785	(423,126)	(118,612)
Net unrealized gains on Real Estate Fund investments	(85,771)	(55,361)	(17,386)
Straight-lining of rental income	(69,391)	(69,648)	(45,788)
Return of capital from Real Estate Fund investments	56,664	63,762	-
Distributions of income from partially owned entities	54,030	226,172	93,635
Amortization of below-market leases, net	(52,876)	(54,359)	(63,044)
Other non-cash adjustments	41,663	52,082	27,325
Non-cash impairment loss on J.C. Penney common shares	39,487	224,937	-
Impairment losses and tenant buy-outs	37,170	133,977	58,173
Loss (income) from the mark-to-market of J.C. Penney derivative position	33,487	75,815	(12,984)
Net gain on disposition of wholly owned and partially owned assets	(3,407)	(13,347)	(15,134)
Gain on sale of Canadian Trade Shows	-	(31,105)	-
Net gain on extinguishment of debt	-	-	(83,907)
Mezzanine loans loss reversal and net gain on disposition	-	-	(82,744)
Recognition of disputed account receivable from Stop & Shop	-	-	(23,521)
Changes in operating assets and liabilities:
Real Estate Fund investments	(37,817)	(262,537)	(184,841)
Tenant and other receivables, net	83,897	(23,271)	8,869
Prepaid assets	(2,207)	(10,549)	(7,779)
Other assets	(50,856)	(46,573)	(89,186)
Accounts payable and accrued expenses	(41,729)	21,595	(28,699)
Other liabilities	(12,576)	9,955	18,755
Net cash provided by operating activities	1,040,789	825,049	702,499
Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	1,027,608	445,683	140,186
Development costs and construction in progress	(469,417)	(156,873)	(93,066)
Proceeds from sales of, and return of investment in, marketable securities	378,709	60,258	70,418
Distributions of capital from partially owned entities	290,404	144,502	318,966
Additions to real estate	(260,343)	(205,652)	(165,680)
Proceeds from the sale of LNR	240,474	-	-
Investments in partially owned entities	(230,300)	(134,994)	(571,922)
Acquisitions of real estate and other	(193,417)	(673,684)	(90,858)
Funding of J.C. Penney derivative collateral; and settlement of derivative in 2013	(186,079)	(191,330)	(43,850)
Return of J.C. Penney derivative collateral	101,150	134,950	56,350
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	50,569	38,483	187,294
Restricted cash	(26,892)	(75,138)	126,380
Investments in mortgage and mezzanine loans receivable and other	(390)	(94,094)	(98,979)
Proceeds from the sale of Canadian Trade Shows	-	52,504	-
Proceeds from the repayment of loan to officer	-	13,123	13,123
Loan to officer	-	-	(13,123)
Net cash provided by (used in) investing activities	722,076	(642,262)	(164,761)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2013	2012	2011
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(3,580,100)	$(2,747,694)	$(3,740,327)
Proceeds from borrowings	2,262,245	3,593,000	3,412,897
Distributions to Vornado	(545,913)	(699,318)	(508,745)
Purchases of outstanding preferred units	(299,400)	(243,300)	(28,000)
Proceeds from the issuance of preferred units	290,306	290,971	238,842
Distributions to redeemable security holders and noncontrolling interests	(215,247)	(104,448)	(116,510)
Distributions to preferred unitholders	(83,188)	(73,976)	(61,464)
Contributions from noncontrolling interests in consolidated subsidiaries	43,964	213,132	204,185
Debt issuance and other costs	(19,883)	(39,073)	(47,395)
Proceeds received from exercise of Vornado stock options	7,765	11,853	25,507
Repurchase of Class A units related to stock compensation agreements and related
tax withholdings	(443)	(30,168)	(964)
Net cash (used in) provided by financing activities	(2,139,894)	170,979	(621,974)
Net (decrease) increase in cash and cash equivalents	(377,029)	353,766	(84,236)
Cash and cash equivalents at beginning of period	960,319	606,553	690,789
Cash and cash equivalents at end of period	$583,290	$960,319	$606,553

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (net of amounts capitalized of $42,303, $16,801 and $1,197)	$465,260	$491,869	$531,174
Cash payments for income taxes	$9,023	$21,709	$26,187

Non-Cash Investing and Financing Activities:
Like-kind exchange of real estate:
Acquisitions	$66,076	$230,913	$21,999
Dispositions	(128,767)	(230,913)	(45,625)
Financing assumed in acquisitions	79,253	-	-
Financing transferred in dispositions	-	(163,144)	-
L.A. Mart seller financing	-	35,000	-
Marriott Marquis Times Square - retail and signage capital lease:
Asset (included in development costs and construction in progress)	-	240,000	-
Liability (included in other liabilities)	-	(240,000)	-
Increase in assets and liabilities resulting from the consolidation of partially owned entities:
Real estate, net	-	342,919	-
Notes and mortgages payable	-	334,225	-
Decrease in assets and liabilities resulting from the deconsolidation of discontinued
operations and/or investments that were previously consolidated:
Real estate, net	(852,166)	-	(145,333)
Notes and mortgages payable	(322,903)	-	(232,502)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at December 31, 2013.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

As of December 31, 2013, we own all or portions of:

New York:

•         19.8 million square feet of Manhattan office space in 31 properties and four residential properties containing 1,653 units;

•         2.4 million square feet of Manhattan street retail space in 55 properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         16.2 million square feet of office space in 59 properties and seven residential properties containing 2,405 units;

Retail Properties:

•         14.9 million square feet of retail space in 106 strip shopping centers and single tenant retail assets, primarily in the northeast states and California;

•         5.3 million square feet of retail space in six regional malls, located in the northeast / mid-Atlantic states and Puerto Rico;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Merchandise Mart in Chicago, whose largest tenant is Motorola Mobility, owned by Google, which leases 608,000 square feet;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.6% interest in Toys “R” Us, Inc.; and

•         Other real estate and related investments and mortgage and mezzanine loans on real estate.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado Realty L.P. and its consolidated subsidiaries. All inter-company amounts have been eliminated.  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2013-02”) to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“Topic 220”). ASU 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety. The adoption of this update as of January 1, 2013, did not have a material impact on our consolidated financial statements, but resulted in additional disclosures (see Note 12 – Partners’ Capital – Accumulated Other Comprehensive Income (Loss)).

In June 2013, the FASB issued an update (“ASU 2013-08”) to ASC Topic 946, Financial Services - Investment Companies (“Topic 946”). ASU 2013-08 amends the guidance in Topic 946 for determining whether an entity qualifies as an investment company and requires certain additional disclosures. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of this update as of January 1, 2014, did not have any impact on our real estate fund and our consolidated financial statements.

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $42,303,000 and $16,801,000 for the years ended December 31, 2013 and 2012, respectively.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

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

The table below summarizes impairment losses, acquisition related costs and tenant buy-outs in the years ended December 31, 2013, 2012 and 2011.

(Amounts in thousands)	For the Year Ended December 31,
	2013		2012	2011
Impairment losses	$32,443		$103,638	$5,228
Acquisition related costs	24,857	(1)	11,248	5,925
Tenant buy-outs	-		-	24,146
	$57,300		$114,886	$35,299

(1)	Includes a $10,949 prepayment penalty in connection with the repayment of the mortgage loan upon the acquisition of 655 Fifth Avenue.

Partially Owned Entities:  We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the entity is not considered a VIE and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2013, 2012 and 2011, we recognized non-cash impairment losses on investments in partially owned entities, aggregating $281,098,000, $44,936,000 and $13,794,000, respectively.  Included in these amounts are $240,757,000 and $40,000,000 of impairment losses related to our investment in Toys in 2013 and 2012, respectively.

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

Restricted Cash:  Restricted cash consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2013 and 2012, we had $21,869,000 and $37,674,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2013 and 2012, we had $4,355,000 and $3,165,000, respectively, in allowances for receivables arising from the straight-lining of rents.

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

•      Cleveland Medical Mart — revenue arising from the development of the Cleveland Medical Mart.  This revenue was recognized as the related services were performed under the respective agreements using the criteria set forth in ASC 605-25, Multiple Element Arrangements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2013 and 2012, our derivative instruments consisted of an interest rate cap and an interest rate swap.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Income Taxes: As a limited partnership, our partners are required to report their respective share of taxable income on their individual tax returns.  The provision for income taxes in our consolidated financial statements relate to certain taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $9,608,000, $20,336,000 and $26,645,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Vornado Capital Partners Real Estate Fund (the “Fund”)

We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period that ended in July 2013. During the investment period, the Fund was our exclusive investment vehicle for all investments that fit within its investment parameters, as defined. The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

At December 31, 2013, the Fund had nine investments with an aggregate fair value of $667,710,000, or $153,413,000 in excess of cost, and had remaining unfunded commitments of $149,186,000, of which our share was $37,297,000.  At December 31, 2012, the Fund had nine investments with an aggregate fair value of $600,786,000.

Below is a summary of income (loss) from the Fund for the years ended December 31, 2013, 2012  and 2011.

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
Net investment income	$8,943	$8,575	$5,500
Net realized gains	8,184	-	5,391
Net unrealized gains	85,771	55,361	11,995
Income from Real Estate Fund	102,898	63,936	22,886
Less income attributable to noncontrolling interests	(53,427)	(39,332)	(13,598)
Income from Real Estate Fund attributable to Vornado Realty L.P. (1)	$49,471	$24,604	$9,288

(1)

Excludes $2,992, $3,278 and $2,695 of management, leasing and development fees in the years ended December 31, 2013, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

4.     Acquisitions

On October 4, 2013, we acquired a 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan, for $277,500,000 in cash. We consolidate the accounts of the property into our consolidated financial statements from the date of acquisition.

On October 15, 2013, we acquired, for $194,000,000 in cash, land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South development site in Manhattan.

In addition to the above, during 2013, we acquired three Manhattan street retail properties, in separate transactions, for an aggregate of $65,300,000.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Marketable Securities and Derivative Instruments – continued

Below is a summary of our marketable securities portfolio as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington	$188,567	$72,549	$116,018	$-	$-	$-
J.C. Penney	-	-	-	366,291	366,291	-
Other	3,350	59	3,291	31,897	12,465	19,432
	$191,917	$72,608	$119,309	$398,188	$378,756	$19,432

Investment in Lexington Realty Trust (“Lexington”) (NYSE: LXP)

From the inception of our investment in Lexington in 2008, until the first quarter of 2013, we accounted for our investment under the equity method because of our ability to exercise significant influence over Lexington’s operating and financial policies. As a result of Lexington’s common share issuances, our ownership interest was reduced over time from approximately 17.2% to 8.8% at March 31, 2013. In the first quarter of 2013, we concluded that we no longer have the ability to exercise significant influence over Lexington’s operating and financial policies, and began accounting for this investment as a marketable equity security – available for sale, in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

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

On September 19, 2013, we settled the forward contract and received 4,815,990 J.C. Penney common shares. In connection therewith, we recognized a $33,487,000 loss from the mark-to-market of the derivative position through its settlement date, which is included in “interest and other investment (loss) income, net” on our consolidated statements of income.

On September 19, 2013, we also sold the remaining 13,400,000 J.C. Penney common shares in a block trade at a price of $13.00 per share, or $174,200,000 in the aggregate and recognized an $18,114,000 net loss, which is included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

The aggregate economic net loss on our investment in J.C. Penney, from inception through disposition, was $256,156,000.

Other Investments

During 2013, 2012 and 2011, we sold other marketable securities for aggregate proceeds of $44,209,000, $58,718,000, and $69,559,000, respectively resulting in net gains of $31,741,000, $3,582,000, and $5,020,000, respectively, which are included as a component of “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of December 31, 2013, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

At December 31, 2012, we estimated that the fair value of our investment was $40,000,000 less than the carrying amount of $518,041,000 and concluded that the decline in the value of our investment was “other-than-temporary” based on, among other factors, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized a non-cash impairment loss of $40,000,000 in the fourth quarter of 2012.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount to continue to carry over our investment at fair value.

At December 31, 2013, we estimated that the fair value of our investment in Toys was approximately $80,062,000 ($83,224,000 including $3,162,000 for our share of Toys’ accumulated other comprehensive income), or $162,215,000 less than the carrying amount after recognizing our share of Toys third quarter net loss in our fourth quarter.  In determining the fair value of our investment, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys.  We have concluded that the decline in the value of our investment is “other-than-temporary” based on, among other factors, Toys’ 2013 holiday sales results, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized an additional non-cash impairment loss of $162,215,000 in the fourth quarter of 2013.

We will continue to assess the recoverability of our investment each quarter.  To the extent the fair value of our investment does not change, we will recognize a non-cash impairment loss equal to our share of Toys’ fourth quarter net income, if any, in our first quarter of 2014.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)		Balance as of
Balance Sheet:		November 2, 2013	October 27, 2012
Assets		$11,756,000	$12,953,000
Liabilities		10,437,000	11,190,000
Noncontrolling interests		75,000	44,000
Toys “R” Us, Inc. equity (1)		1,244,000	1,719,000

	For the Twelve Months Ended
Income Statement:	November 2, 2013	October 27, 2012	October 29, 2011
Total revenues	$13,046,000	$13,698,000	$13,956,000
Net (loss) income attributable to Toys	(396,000)	138,000	121,000

(1)

As of December 31, 2013, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $322,255,000. This basis difference results primarily from non-cash impairment losses aggregating $280,757,000 that we recognized in 2013 and 2012. We have allocated the basis difference to Toys' real estate (which will be amortized over its estimated useful life), and intangible assets, primarily trade names and trademarks (which is not being amortized and will be recognized upon disposition of our investment).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of December 31, 2013, we own 1,654,068 Alexander’s commons shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  As of December 31, 2013, we have a $43,307,000 receivable from Alexander’s for fees under these agreements.

As of December 31, 2013 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2013 closing share price of $330.00, was $545,842,000, or $378,057,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2013, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $42,048,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $272,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  In addition, we are entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.84% at December 31, 2013).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I and Rego Park II properties, for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2013, 2012 and 2011, we recognized $2,036,000, $2,362,000 and $2,442,000 of income, respectively, under these agreements.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)		Balance as of December 31,
Balance Sheet:		2013	2012
Assets		$1,458,000	$1,482,000
Liabilities		1,124,000	1,150,000
Stockholders' equity		334,000	332,000

	For the Year Ended December 31,
Income Statement:	2013	2012	2011
Total revenues	$196,000	$191,000	$185,000
Net income attributable to Alexander’s (1)	57,000	674,000	79,000

(1)	2012 includes a $600,000 net gain on sale of real estate.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

LNR Property Corporation (“LNR”)

In January 2013, we and the other equity holders of LNR entered into a definitive agreement to sell LNR for $1.053 billion, of which our share of the net proceeds was $240,474,000.  The definitive agreement provided that LNR would not (i) make any cash distributions to the equity holders, including us, through the completion of the sale, which occurred on April 19, 2013, and (ii) take any of the following actions (among others) without the purchaser’s approval, the lending or advancing of any money, the acquisition of assets in excess of specified amounts, or the issuance of equity interests.  Notwithstanding the terms of the definitive agreement, in accordance with GAAP, we recorded our pro rata share of LNR’s earnings on a one-quarter lag basis through the date of sale, which increased the carrying amount of our investment in LNR above our share of the net sales proceeds and resulted in us recognizing an “other-than-temporary” impairment loss on our investment of $27,231,000 in the three months ended March 31, 2013.  LNR’s net loss for the period from January 1, 2013 through April 19, 2013 was $80,654,000, including a $66,241,000 non-cash impairment loss. Our share of the net loss was $21,131,000, including $17,355,000 for our share of the non-cash impairment loss.  In the three months ended June 30, 2013, we recorded our share of the net loss but did not record our share of the non-cash impairment loss, as it was effectively considered in our assessment of “other-than-temporary” impairment loss when we recorded the $27,231,000 impairment loss in the three months ended March 31, 2013.  As a result of recording our share of the net loss of $3,776,000 for the three months ended June 30, 2013, the carrying amount of our investment decreased below our share of the net sales proceeds; accordingly, we recorded an offsetting gain on the sale of our investment.

The following table summarizes the activity related to our investment in LNR by quarter for the year ended December 31, 2013.

	For the Three Months Ended		For the Year Ended
(Amounts in thousands)	March 31, 2013	June 30, 2013	December 31, 2013
Balance at beginning of period	$224,724	$241,377	$224,724
Equity in earnings of LNR	45,962	(3,776)	42,186
Other comprehensive loss	(2,078)	(903)	(2,981)
Balance before impairment loss	268,608	236,698	263,929
Other-than-temporary impairment loss	(27,231)	-	(27,231)
Net gain on sale	-	3,776	3,776
Net sales proceeds	-	(240,474)	(240,474)
Balance at end of period	$241,377	$-	$-

Below is a summary of LNR’s financial information as of December 31, 2012 and through the date of sale:

(Amounts in thousands)		Balance as of September 30,
Balance Sheet:		2013	2012
Assets (1)		$-	$98,530,000
Liabilities (1)		-	97,643,000
Noncontrolling interests		-	8,000
LNR Property Corporation equity		-	879,000

	For the period ended
	October 1, 2012	For the Twelve Months Ended September 30,
Income Statement:	to April 19, 2013	2012	2011
Total revenues	$122,222	$238,000	$208,000
Net income attributable to LNR	94,949	266,000	224,000

(1)	Includes $97 billion of assets and liabilities of LNR related to consolidated CMBS and CDO trusts which were non-recourse to LNR and its equity holders, including us.

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

On June 7, 2013, the existing $323,000,000 mortgage loan was refinanced with a $550,000,000 five-year fixed-rate interest only mortgage loan bearing interest at 3.48%.  The net proceeds of $219,000,000, after repaying the existing loan and closing costs, were distributed to the partners, of which our share was $137,000,000.  Simultaneously with the refinancing, we sold an 8.65% economic interest in the Property to our partner for $41,000,000 in cash, which reduced our economic interest to 50.1%.  As a result of this transaction, we determined that we were no longer the primary beneficiary of the VIE.  Accordingly, we deconsolidated the operations of the Property on June 7, 2013 and began accounting for our investment under the equity method.

650 Madison Avenue

On September 30, 2013, a joint venture, in which we have a 20.1% interest, acquired 650 Madison Avenue, a 27-story, 594,000 square foot Class A office and retail tower located on Madison Avenue between 59th and 60th Street in Manhattan, for $1.295 billion.  The property contains 523,000 square feet of office space and 71,000 square feet of retail space.  The purchase price was funded with cash and a new $800,000,000 seven-year 4.39% interest-only loan.  We account for our investment in the joint venture under the equity method.

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys, Alexander’s and LNR (sold in April 2013), as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

(Amounts in thousands)		Balance as of December 31,
Balance Sheet:		2013	2012
Assets(1)		$21,773,000	$122,692,000
Liabilities(1)		17,982,000	117,064,000
Noncontrolling interests		96,000	88,000
Equity		3,695,000	5,540,000

	For the Year Ended December 31,
Income Statement:	2013	2012	2011
Total revenue	$14,092,000	$15,119,000	$15,321,000
Net income(2)	(368,000)	1,091,000	199,000

(1)	2012 includes $97 billion of assets and liabilities of LNR related to consolidated CMBS and CDO trusts which were non-recourse to LNR and its equity holders, including us.

(2)	2012 includes a $600,000 net gain on sale of real estate.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

Below are schedules summarizing our investments in, and income from, partially owned entities.

	Percentage
(Amounts in thousands)	Ownership at	As of December 31,
Investments:	December 31, 2013	2013	2012
Toys	32.6%	$83,224	$478,041

Alexander’s	32.4%	$167,785	$171,013
Lexington (see page 108 for details)	n/a	-	75,542
LNR (see page 111 for details)	n/a	-	224,724
India real estate ventures	4.1%-36.5%	88,467	95,516
Partially owned office buildings (1)	Various	621,294	446,933
Other investments (2)	Various	288,897	212,528
		$1,166,443	$1,226,256
______________________________________________________

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

	Percentage
(Amounts in thousands)	Ownership at	For the Year Ended December 31,
Our Share of Net Income (Loss):	December 31, 2013	2013	2012	2011
Toys:
Equity in net (loss) income	32.6%	$(128,919)	$45,267	$39,592
Non-cash impairment losses (see page 109 for details)		(240,757)	(40,000)	-
Management fees		7,299	9,592	8,948
		$(362,377)	$14,859	$48,540

Alexander's:
Equity in net income	32.4%	$17,721	$24,709	$25,013
Management, leasing and development fees		6,681	13,748	7,417
Gain on sale of real estate		-	179,934	-
		24,402	218,391	32,430

Lexington (see page 108 for details):
Equity in net loss	n/a	(979)	(23)	(1,409)
Net gain resulting from Lexington's stock issuance and asset acquisition		-	28,763	9,760
		(979)	28,740	8,351

LNR (see page 111 for details):
Equity in net income	n/a	42,186	66,270	31,409
Impairment loss		(27,231)	-	-
Net gain on sale		3,776	-	-
Income tax benefit, assets sales and tax settlement gains		-	-	27,377
		18,731	66,270	58,786

India real estate ventures:
Equity in net loss	4.1%-36.5%	(3,533)	(5,008)	(1,087)
Impairment loss		-	-	(13,794)
		(3,533)	(5,008)	(14,881)

Partially owned office buildings (1)	Various	(4,212)	(3,770)	(22,270)

Other investments (2)	Various	(10,817)	103,644	7,656

		$23,592	$408,267	$70,072
______________________________________________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

	Below is a summary of the debt of our partially owned entities as of December 31, 2013 and 2012, none of which is recourse to us.

	Percentage		Interest
	Ownership at		Rate at	100% Partially Owned Entities’
(Amounts in thousands)	December 31,		December 31,	Debt at December 31,
	2013	Maturity	2013	2013	2012
Toys:
Notes, loans and mortgages payable	32.6%	2014-2021	6.56%	$5,702,247	$5,683,733

Alexander's:
Mortgages payable	32.4%	2014-2018	3.83%	$1,049,959	$1,065,916

Lexington (see page 108 for details):
Mortgages payable	n/a	n/a	n/a	$-	$1,994,179

LNR (see page 111 for details):
Mortgages payable	n/a	n/a	n/a	$-	$309,787
Liabilities of consolidated CMBS and CDO trusts		n/a	n/a	-	97,211,734
				$-	$97,521,521

Partially owned office buildings(1):
Mortgages payable	Various	2014-2023	5.74%	$3,622,759	$2,731,893

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2014-2022	13.50%	$199,021	$236,579

Other(2):
Mortgages payable	Various	2014-2023	4.56%	$1,709,509	$1,150,543

(1)	Includes 666 Fifth Avenue (Office), 650 Madison Avenue, 280 Park Avenue, One Park Avenue, 330 Madison Avenue and others.
(2)	Includes Independence Plaza, Monmouth Mall, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $4,189,403,000 and $29,443,128,000 as of December 31, 2013 and 2012, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,998,929,000 at December 31, 2012.

7.    Mortgage and Mezzanine Loans Receivable

In October 2012, we acquired a 25% participation in a $475,000,000 first mortgage and mezzanine loan for the acquisition and redevelopment of a 10-story retail building at 701 Seventh Avenue in Times Square.  The loan had an interest rate of LIBOR plus 10.2%, with a LIBOR floor of 1.0%.  Of the $475,000,000, we funded $93,750,000, representing our 25% share of the $375,000,000 that was funded at acquisition.  In March 2013, we transferred at par, the 25% participation in the mortgage loan.  The transfer did not qualify for sale accounting given our continuing interest in the mezzanine loan.  Accordingly, we continue to include the 25% participation in the mortgage loan in “Mortgage and Mezzanine Loans Receivable” and have recorded a $59,375,000 liability in “Other Liabilities” on our consolidated balance sheet.  On January 14, 2014, the mezzanine loan was repaid.

On April 17, 2013, a $50,091,000 mezzanine loan that was scheduled to mature in August 2015, was repaid. In connection therewith, we received net proceeds of $55,358,000, including prepayment penalties, which resulted in income of $5,267,000, which is included in “interest and other investment (loss) income” on our consolidated statement of income.

As of December 31, 2013 and 2012, the carrying amount of mortgage and mezzanine loans receivable was $170,972,000 and $225,359,000, respectively.  These loans have a weighted average interest rate of 11.0% and 10.3% at December 31, 2013 and 2012, respectively and have maturities ranging from August 2014 to May 2016.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Discontinued Operations

        In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of all the properties discussed below to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.

2013 Activity:

Retail Properties

On January 24, 2013, we sold the Green Acres Mall located in Valley Stream, New York, for $500,000,000. The sale resulted in net proceeds of $185,000,000 after repaying the existing loan and closing costs, and a net gain of $202,275,000.

On April 15, 2013, we sold The Plant, a power strip shopping center in San Jose, California, for $203,000,000. The sale resulted in net proceeds of $98,000,000 after repaying the existing loan and closing costs, and a net gain of $32,169,000.

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

In addition to the above, during 2013, we sold 12 other properties, in separate transactions, for an aggregate of $82,300,000, in cash, which resulted in a net gain aggregating $7,851,000.

New York

On December 17, 2013, we sold 866 United Nations Plaza, a 360,000 square foot office building in Manhattan for $200,000,000.  The sale resulted in net proceeds of $146,439,000 after repaying the existing loan and closing costs, and a net gain of $127,512,000.

2012 Activity:

Merchandise Mart

On January 6, 2012, we sold the 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000, which resulted in a net gain of $54,911,000.

On June 22, 2012, we sold the L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California, for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%, which was paid on December 28, 2012.

On July 26, 2012, we sold the Washington Design Center, a 393,000 square foot showroom building in Washington, DC and the Canadian Trade Shows, for an aggregate of $103,000,000.  The sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.

On December 31, 2012, we sold the Boston Design Center, a 554,000 square foot showroom building in Boston, Massachusetts, for $72,400,000, which resulted in a net gain of $5,252,000.

Washington, DC

On July 26, 2012, we sold 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

On November 7, 2012, we sold three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,250,000, which resulted in a net gain of $36,746,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Discontinued Operations - continued

Retail Properties

In 2012, we sold 12 other properties in separate transactions, for an aggregate of $157,000,000, which resulted in a net gain aggregating $22,266,000.

2011 Activity:

During 2011, we completed the disposition of the High Point Complex in North Carolina, which resulted in an $83,907,000 net gain on extinguishment of debt and sold three other retail properties and two Washington, DC office buildings for an aggregate of $168,000,000 in cash, which resulted in a net gain aggregating $51,623,000.

The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2013 and 2012, and their combined results of operations for the years ended December 31, 2013, 2012 and 2011.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
	2013	2012	2013	2012
Retail	$-	$580,415	$-	$442,293
New York	-	65,418	-	44,978
Other	-	25,740	-	-
Total	$-	$671,573	$-	$487,271

(Amounts in thousands)		For the Year Ended December 31,
		2013	2012	2011
Total revenues		$38,043	$177,629	$260,343
Total expenses		23,305	120,393	201,633
		14,738	57,236	58,710
Net gains on sale of real estate		414,502	245,799	51,623
Impairment losses		(4,727)	(30,339)	(28,799)
Gain on sale of Canadian Trade Shows, net of $11,448 of income taxes		-	19,657	-
Net gain on extinguishment of High Point debt		-	-	83,907
Income from discontinued operations		$424,513	$292,353	$165,441

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2013 and 2012.

	Balance as of December 31,
(Amounts in thousands)	2013	2012
Identified intangible assets:
Gross amount	$605,915	$767,365
Accumulated amortization	(282,593)	(352,035)
Net	$323,322	$415,330
Identified intangible liabilities (included in deferred revenue):
Gross amount	$892,487	$902,525
Accumulated amortization	(382,002)	(341,536)
Net	$510,485	$560,989

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $52,861,000, $54,215,000 and $61,869,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$45,588
2015	42,095
2016	40,489
2017	35,173
2018	33,408

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $64,330,000, $49,597,000 and $52,632,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$29,238
2015	23,869
2016	20,689
2017	17,260
2018	12,860

We are a tenant under ground leases at certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $4,357,000, $1,328,000 and $993,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$3,430
2015	3,430
2016	3,430
2017	3,430
2018	3,430

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt

Mortgages Payable

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

On May 13, 2013, we notified the lender that due to tenants vacating the Montehiedra Town Center, its operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. We are in discussions with the special servicer to restructure the terms of the loan; there can be no assurance as to the timing and ultimate resolution of these discussions.

On October 30, 2013, we completed the restructuring of the $678,000,000 (face amount) 5.74% Skyline properties mortgage loan. The loan was separated into two tranches; a senior $350,000,000 position and a junior $328,000,000 position. The maturity date has been extended from February 2017 to February 2022, with a one-year extension option. The effective interest rate is 2.965%. Amounts expended to re-lease the property are senior to the $328,000,000 junior position.

On November 27, 2013, we completed a $450,000,000 refinancing of Eleven Penn Plaza, a 1.1 million square foot Manhattan office building.  The seven-year fixed-rate interest only loan bears interest at 3.95%. The net proceeds from this refinancing were approximately $107,000,000 after repaying the existing loan and closing costs.

Unsecured Revolving Credit Facility

On March 28, 2013, we extended one of our two $1.25 billion revolving credit facilities from June 2015 to June 2017, with two six-month extension options. The interest on the extended facility was reduced from LIBOR plus 135 basis points to LIBOR plus 115 basis points. In addition, the facility fee was reduced from 30 basis points to 20 basis points.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt - continued

The following is a summary of our debt:

	Interest Rate at	Balance at December 31,
(Amounts in thousands)	December 31, 2013	2013	2012
Mortgages Payable:
Fixed rate	4.56%	$7,563,133	$6,771,001
Variable rate	2.28%	768,860	1,828,221
	4.35%	$8,331,993	$8,599,222

Unsecured Debt:
Senior unsecured notes	5.69%	$1,350,855	$1,358,008
Unsecured revolving credit facilities	1.32%	295,870	1,170,000
	4.90%	$1,646,725	$2,528,008

        The net carrying amount of properties collateralizing the mortgages payable amounted to $9.3 billion at December 31, 2013.  As of December 31, 2013, the principal repayments required for the next five years and thereafter are as follows:

		Senior Unsecured
		Debt and
(Amounts in thousands)		Revolving Credit
Year Ending December 31,	Mortgages Payable	Facilities
2014	$189,953	$-
2015	584,358	500,000
2016	1,556,375	-
2017	630,548	-
2018	744,472	295,870
Thereafter	4,625,224	852,500

We may refinance our maturing debt as it comes due or choose to repay it.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Redeemable Partnership Units

Redeemable partnership units on our consolidated balance sheets are primarily comprised of Class A units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “partners’ capital” on our consolidated balance sheets.  Class A units may be tendered for redemption to us for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.

Below are the details of our redeemable partnership units as of December 31, 2013 and 2012.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2013	2012	2013	2012	Preference	Rate

Class A units held by third parties	$1,002,620	$898,152	11,292,038	11,215,682	n/a	$2.92

Redeemable Preferred: (1)
5.00% D-16 Cumulative Redeemable	$1,000	$1,000	1	1	$1,000,000.00	$50,000.00
6.875% D-15 Cumulative Redeemable (2)	-	45,000	-	1,800,000	$ n/a	$ n/a
	$1,000	$46,000	1	1,800,001

(1)

Holders may tender units for redemption to us for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at any time.

(2)

On May 9, 2013, we redeemed all of the outstanding 6.875% Series D-15 Cumulative Redeemable Preferred Units with an aggregate face amount of $45,000 for $36,900 in cash, plus accrued and unpaid distributions through the date of redemption.

Below is a table summarizing the activity of redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2011	$1,160,677
Net income	45,263
Other comprehensive loss	(6,707)
Distributions	(54,315)
Redemption of Class A units, at redemption value	(89,762)
Adjustment to carry redeemable Class A units at redemption value	52,117
Redemption of Series D-10 and Series D-14 redeemable units	(168,300)
Other, net	5,179
Balance at December 31, 2012	944,152
Net income	24,817
Other comprehensive income	5,296
Distributions	(34,053)
Redemption of Class A units, at redemption value	(25,317)
Adjustment to carry redeemable Class A units at redemption value	108,252
Redemption of Series D-15 redeemable units	(36,900)
Other, net	17,373
Balance at December 31, 2013	$1,003,620

Redeemable partnership units exclude our Series G Convertible Preferred units and Series D-13 Cumulative Redeemable Preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $55,011,000 as of December 31, 2013 and 2012, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Partners’ Capital

Class A Units

As of December 31, 2013, there were 187,284,688 Class A units outstanding, respectively, that were held by Vornado.  These units are classified as “partners’ capital” on our consolidated balance sheets.  As of December 31, 2013, there were 11,292,038 Class A units outstanding, that were held by third parties.  These units are classified outside of “partners’ capital” as “redeemable partnership units” on our consolidated balance sheets (See Note 11 - Redeemable Partnership Units).  During 2013, we paid an aggregate of $545,913,000 of distributions to Vornado comprised of quarterly common distributions of $0.73 per unit.

Preferred Units

On January 25, 2013, Vornado sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  Vornado retained aggregate net proceeds of $290,306,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to us in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Distributions on the Series L Preferred Units are cumulative and payable quarterly in arrears.  The Series L Preferred Units are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may require us to redeem the Series L Preferred Units at a redemption price of $25.00 per unit, plus accrued and unpaid distributions through the date of redemption. The Series L Preferred Units have no maturity date and will remain outstanding indefinitely unless redeemed.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Units and 6.75% Series H Cumulative Redeemable Preferred Units at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid distributions through the date of redemption.

The following table sets forth the details of our preferred units of beneficial interest as of December 31, 2013 and 2012.

(Amounts in thousands, except unit and	Balance as of		Units Outstanding at		Per Unit	Annual
per unit amounts)	December 31,		December 31,		Liquidation	Distribution
Preferred Units	2013	2012	2013	2012	Preference	Rate(1)
Convertible Preferred:
6.5% Series A: authorized 83,977 units(2)	$1,592	$1,682	32,807	34,609	$50.00	$3.25
Cumulative Redeemable:
6.625% Series G: authorized 8,000,000 units(3)	193,135	193,135	8,000,000	8,000,000	$25.00	$1.65625
6.625% Series I: authorized 10,800,000 units(3)	262,379	262,379	10,800,000	10,800,000	$25.00	$1.65625
6.875% Series J: authorized 9,850,000 units(3)	238,842	238,842	9,850,000	9,850,000	$25.00	$1.71875
5.70% Series K: authorized 12,000,000 units(3)	290,971	290,971	12,000,000	12,000,000	$25.00	$1.425
5.40% Series L: authorized 12,000,000 units(3)	290,306	-	12,000,000	-	$25.00	$1.35
6.75% Series F: authorized 6,000,000 units	-	144,720	-	6,000,000	$25.00	$1.6875
6.75% Series H: authorized 4,500,000 units	-	108,549	-	4,500,000	$25.00	$1.6875
	$1,277,225	$1,240,278	52,682,807	51,184,609

(1)	Distributions on preferred units are cumulative and are payable quarterly in arrears.

(2)

Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.4334 Class A units per Series A Preferred unit plus accrued and unpaid distributions through the date of redemption, or convertible at anytime at the option of the holder for 1.4334 Class A units per Series A Preferred unit.

(3)	Redeemable at Vornado's option at a redemption price of $25.00 per unit plus accrued and unpaid distributions through the date of redemption.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Partners’ Capital – continued

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated comprehensive income (loss) by component.

	For the Year Ended December 31, 2013
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432		$11,313	$(50,065)	$374
OCI before reclassifications	132,887	142,281		(22,814)	18,183	(4,763)
Amounts reclassified from AOCI	(42,404)	(42,404)	(1)	-	-	-
Net current period OCI	90,483	99,877		(22,814)	18,183	(4,763)
Balance as of December 31, 2013	$71,537	$119,309		$(11,501)	$(31,882)	$(4,389)

(1)	Reclassified to "net gain on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

13.    Variable Interest Entities (“VIEs”)

Consolidated VIEs

The entity that owns Independence Plaza was a consolidated VIE at December 31, 2012.  On June 7, 2013, we sold a portion of our economic interest in this entity and determined that we are no longer its primary beneficiary.  Accordingly, we deconsolidated this VIE (see Note 6 – Investments in Partially Owned Entities).  The table below summarizes the assets and liabilities of the VIE at December 31, 2012.  The liabilities were secured only by the assets of the VIE, and were non-recourse to us.

As of December 31,
(Amounts in thousands)	2012
Total assets	$957,730

Total liabilities	$443,894

Noncontrolling interest	$193,933

Unconsolidated VIEs

At December 31, 2013, we have unconsolidated VIEs comprised of our investments in the entities that own the Warner Building and Independence Plaza.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of December 31, 2013, the net carrying amount of our investment in these entities was $152,929,000, and our maximum exposure to loss in these entities, is limited to our investment.  At December 31, 2012, we had one unconsolidated VIE, comprised of our investment in the Warner Building which had a carrying amount of $8,775,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2013 and 2012, respectively.

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$191,917	$191,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	667,710	-	-	667,710
Deferred compensation plan assets (included in other assets)	116,515	47,733	-	68,782
Total assets	$976,142	$239,650	$-	$736,492

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	31,882	-	31,882	-
Total liabilities	$86,979	$55,097	$31,882	$-

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$398,188	$398,188	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	600,786	-	-	600,786
Deferred compensation plan assets (included in other assets)	105,200	42,569	-	62,631
J.C. Penney derivative position (included in other assets)(1)	11,165	-	11,165	-
Total assets	$1,115,339	$440,757	$11,165	$663,417

Mandatorily redeemable instruments (included in other liabilities)	$55,011	$55,011	$-	$-
Interest rate swap (included in other liabilities)	50,065	-	50,065	-
Total liabilities	$105,076	$55,011	$50,065	$-

(1)	Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At December 31, 2013, our Real Estate Fund had nine investments with an aggregate fair value of $667,710,000, or $153,413,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.6 to 6.5 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at December 31, 2013.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	13.9%
Terminal capitalization rates	5.0% to 6.0%	5.5%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the years ended December 31, 2013 and 2012.

	Real Estate Fund Investments
	For The Year Ended December 31,
(Amounts in thousands)	2013	2012
Beginning balance	$600,786	$346,650
Purchases	43,816	262,251
Sales/Returns	(70,848)	(63,762)
Net realized gains	8,184	-
Net unrealized gains	85,771	55,361
Other, net	1	286
Ending balance	$667,710	$600,786

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Fair Value Measurements - continued

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the years ended December 31, 2013 and 2012.

	Deferred Compensation Plan Assets
	For The Year Ended December 31,
(Amounts in thousands)	2013	2012
Beginning balance	$62,631	$56,221
Purchases	5,018	9,951
Sales	(7,306)	(8,367)
Realized and unrealized gains	7,189	4,703
Other, net	1,250	123
Ending balance	$68,782	$62,631

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of our investment in Toys and real estate assets that have been written-down to estimated fair value during 2013 and 2012.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2013 and 2012.  See Note 6 – Investment in Partially Owned Entities for details of impairment losses related to Toys.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$354,341	$-	$-	$354,341
Investment in Toys	83,224	-	-	83,224
Total assets	$437,565	$-	$-	$437,565

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Toys	$478,041	$-	$-	$478,041
Real estate assets	189,529	-	-	189,529
Condominium units (included in other assets)	52,142	-	-	52,142
Total assets	$719,712	$-	$-	$719,712

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily U.S. Treasury Bills), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents is classified as Level 1 and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$295,000	$295,000	$543,000	$543,000
Mortgage and mezzanine loans receivable	170,972	170,959	225,359	221,446
	$465,972	$465,959	$768,359	$764,446
Debt:
Mortgages payable	$8,331,993	$8,104,000	$8,599,222	$8,631,000
Senior unsecured notes	1,350,855	1,402,000	1,358,008	1,468,000
Revolving credit facility debt	295,870	296,000	1,170,000	1,170,000
	$9,978,718	$9,802,000	$11,127,230	$11,269,000

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation

Vornado’s Omnibus Share Plan (the “Plan”), which was approved in May 2010, provides the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted partnership units and out-performance plan awards to certain of Vornado’s employees and officers.  Under the Plan, awards may be granted up to a maximum of 6,000,000 Vornado shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined, plus shares in respect of awards forfeited after May 2010 that were issued pursuant to Vornado’s 2002 Omnibus Share Plan.  Full Value Awards are awards of securities, such as Vornado restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as Vornado stock options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only Vornado restricted shares, it could award up to 6,000,000 Vornado restricted shares.  On the other hand, if the Committee were to award only Vornado stock options, it could award options to purchase up to 12,000,000 Vornado common shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2013, Vornado has approximately 4,672,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the years ended December 31, 2013, 2012 and 2011, we recognized an aggregate of $34,914,000, $30,588,000 and $28,853,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statements of income.  The details of the various components of our stock-based compensation are discussed below.

Out-Performance Plans (“OPP Units”)

On March 30, 2012 and March 15, 2013, the Committee approved the 2012 and 2013 Out-Performance Plans (the “OPPs”), respectively.  The OPPs are multi-year, performance-based equity compensation plans under which participants, including Vornado’s Chairman and Chief Executive Officer, have the opportunity to earn compensation payable in the form of units if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to a relative TSR in any year during the requisite performance periods as described below.   The aggregate notional amount of each of the OPPs is $40,000,000.

Awards under the 2012 OPP may be earned if Vornado (i) achieves a TSR level greater than 7% per annum, or 21% over the three-year performance period (the “Absolute Component”), and/or (ii) achieves a TSR above that of the SNL US REIT Index (the “Index”) over a one-year, two-year or three-year performance period (the “Relative Component”).  Awards under the 2013 OPP may be earned if Vornado (i) achieves a TSR greater than 14% over the two-year performance measurement period, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) achieves a TSR above that of the Index over a two-year or three-year performance measurement period (the “Relative Component”).  To the extent awards would be earned under the Absolute Component of each of the OPPs, but Vornado underperforms the Index, such awards would be reduced (and potentially fully negated) based on the degree to which Vornado underperforms the Index.  In certain circumstances, in the event Vornado outperforms the Index but awards would not otherwise be fully earned under the Absolute Component, awards may still be earned or increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but Vornado fails to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on Vornado’s absolute TSR, with no awards being earned in the event Vornado’s TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which Vornado may outperform the Index.  Distributions on awards earned accrue during the performance period.

If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements. Awards earned under the OPPs vest 33% in year three, 33% in year four and 34% in year five.  Vornado’s executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold earned 2013 OPP awards for one year following vesting.

The fair value of the 2012 and 2013 OPPs on the date of grant was $12,250,000, and $6,814,000, respectively.  Such amounts are being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.  In the years ended December 31, 2013, 2012 and 2011, we recognized $3,226,000, $2,826,000 and $740,000, respectively, of compensation expense related to OPP Units.  As of December 31, 2013, there was $10,065,000 of total unrecognized compensation cost related to the OPPs, which will be recognized over a weighted-average period of 1.9 years.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to Vornado stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2013, 2012 and 2011, we recognized $8,234,000, $8,638,000 and $8,794,000, respectively, of compensation expense related to Vornado stock options that vested during each year.  As of December 31, 2013, there was $5,398,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Below is a summary of Vornado’s stock option activity for the year ended December 31, 2013.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2013	3,360,072	$67.16
Granted	49,972	83.11
Exercised	(107,835)	55.85
Cancelled or expired	(53,510)	83.80
Outstanding at December 31, 2013	3,248,699	$67.51	5.2	$76,089,000
Options vested and expected to vest at
December 31, 2013	3,245,409	$67.50	5.2	$76,022,000
Options exercisable at December 31, 2013	2,478,838	$67.12	4.8	$60,013,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
Expected volatility	36.00%	36.00%	35.00%
Expected life	5.0 years	5.0 years	7.1 years
Risk free interest rate	0.91%	1.05%	2.90%
Expected dividend yield	4.30%	4.30%	4.40%

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $17.18, $17.50 and $21.42, respectively.  Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $5,915,000, $9,546,000 and $23,736,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3,386,000, $40,887,000 and $39,348,000, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2013, 2012 and 2011, we recognized $1,344,000, $1,604,000 and $1,814,000, respectively, of compensation expense related to restricted stock awards that vested during each year.  As of December 31, 2013, there was $1,781,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.  Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $110,000, $200,000 and $185,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Below is a summary of Vornado’s restricted stock activity under the Plan for the year ended December 31, 2013.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2013	48,020	$78.61
Granted	10,318	83.11
Vested	(16,018)	74.51
Cancelled or expired	(12,656)	86.00
Unvested at December 31, 2013	29,664	79.23

Restricted stock awards granted in 2013, 2012 and 2011 had a fair value of $857,000, $929,000 and $1,042,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $1,194,000, $1,864,000 and $2,031,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2013, 2012 and 2011, we recognized $22,110,000, $17,520,000 and $17,505,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2013, there was $25,971,000 of total unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.8 years.  Distributions paid on unvested OP Units are charged to “preferred unit distributions” on our consolidated statements of income and amounted to $2,598,000, $3,203,000 and $2,567,000 in the years ended December 31, 2013, 2012 and 2011, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2013.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2013	640,670	$69.61
Granted	400,500	79.77
Vested	(252,052)	65.08
Cancelled or expired	(23,147)	74.31
Unvested at December 31, 2013	765,971	76.27

OP Units granted in 2013, 2012 and 2011 had a fair value of $31,947,000, $16,464,000 and $18,727,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2013, 2012 and 2011 was $16,404,000, $15,014,000 and $10,260,000, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
BMS cleaning fees	$66,505	$67,584	$61,754
Signage revenue	32,866	20,892	19,823
Management and leasing fees	24,637	21,849	21,783
Lease termination fees(1)	92,497	2,361	16,334
Other income	34,727	31,667	29,937
	$251,232	$144,353	$149,631
__________________________

(1)

The year ended December 31, 2013 includes (i) $59,599 of income pursuant to a settlement agreement with Stop & Shop, which terminates our right to receive $6,000 of additional annual rent under a 1992 agreement, for a period potentially through 2031, (ii) $19,500 from a tenant at 1290 Avenue of the Americas, of which our 70% share, net of a $1,529 write-off of the straight lining of rents, was $12,121, and (iii) $3,000 from the termination of our subsidiaries' agreements with Cuyahoga County to operate the Cleveland Medical Mart Convention Center.

The above table excludes fee income from partially owned entities, which is included in “income from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

17.     Interest and Other Investment (Loss) Income, Net

          The following table sets forth the details of our interest and other investment (loss) income:

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
Non-cash impairment loss on J.C. Penney common shares	$(39,487)	$(224,937)	$-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(33,487)	(75,815)	12,984
Interest on mezzanine loans receivable	19,495	13,861	14,023
Dividends and interest on marketable securities	11,446	11,979	29,587
Mark-to-market of investments in our deferred compensation plan (1)	10,636	6,809	1,658
Mezzanine loans loss reversal and net gain on disposition	-	-	82,744
Other, net	6,698	7,158	7,787
	$(24,699)	$(260,945)	$148,783

__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

          The following table sets forth the details of our interest and debt expense.

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
Interest expense	$499,900	$486,875	$500,897
Amortization of deferred financing costs	25,593	23,639	19,457
Capitalized interest	(42,303)	(16,801)	(1,197)
	$483,190	$493,713	$519,157

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options and restricted units.

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	$79,339	$370,170	$552,773
Income from discontinued operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	421,449	292,353	165,441
Net income attributable to Vornado Realty L.P.	500,788	662,523	718,214
Preferred unit distributions	(83,965)	(86,873)	(80,384)
Preferred unit redemptions	(1,130)	8,948	5,000
Net income attributable to Class A unitholders	415,693	584,598	642,830
Earnings allocated to unvested participating securities	(2,705)	(3,413)	(3,177)
Numerator for basic income per Class A unit	412,988	581,185	639,653
Impact of assumed conversions:
Convertible preferred unit distributions	-	113	124
Numerator for diluted income per Class A unit	$412,988	$581,298	$639,777

Denominator:
Denominator for basic income per Class A unit – weighted
average units	197,551	197,082	196,139
Effect of dilutive securities (1):
Vornado stock options and restricted unit awards	1,092	1,002	2,033
Convertible preferred units	-	50	55
Denominator for diluted income per Class A unit – weighted average
units and assumed conversions	198,643	198,134	198,227

(LOSS) INCOME PER CLASS A UNIT – BASIC:
(Loss) income from continuing operations, net	$(0.04)	$1.47	$2.42
Income from discontinued operations, net	2.13	1.48	0.84
Net income per Class A unit	$2.09	$2.95	$3.26

(LOSS) INCOME PER CLASS A UNIT – DILUTED:
(Loss) income from continuing operations, net	$(0.04)	$1.45	$2.39
Income from discontinued operations, net	2.12	1.48	0.84
Net income per Class A unit	$2.08	$2.93	$3.23

(1)

The effect of dilutive securities in the years ended December 31, 2013, 2012 and 2011 excludes an aggregate of 818, 2,796 and 6,690 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2013, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, are as follows:

(Amounts in thousands)
Year Ending December 31:
2014	$1,811,280
2015	1,648,957
2016	1,535,967
2017	1,406,377
2018	1,272,529
Thereafter	6,529,277

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $8,796,000, $8,466,000 and $7,995,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Excluding the $59,599,000 of income pursuant to a settlement agreement with Stop & Shop in the year ended December 31, 2013, none of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2013, 2012 and 2011.

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2013 are as follows.

(Amounts in thousands)
Year Ending December 31:
2014	$42,845
2015	41,997
2016	41,404
2017	42,530
2018	40,301
Thereafter	1,277,370

Rent expense was $51,186,000, $43,274,000 and $35,553,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases - continued

We are also a lessee under a capital lease under which we will redevelop the retail and signage components of the Marriot Marquis Times Square Hotel.  The lease has put/call options, which if exercised would lead to our ownership.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease.  Depreciation expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2013, future minimum lease payments under this capital lease are as follows:

(Amounts in thousands)
Year Ending December 31:
2014	$12,500
2015	12,500
2016	12,500
2017	12,500
2018	12,500
Thereafter	347,292
Total minimum obligations	409,792
Interest portion	(169,792)
Present value of net minimum payments	$240,000

At December 31, 2013, the carrying amount of the property leased under the capital lease was $292,101,000, which is included as a component of “development costs and construction in progress” on our consolidated balance sheet and present value of net minimum payments of $240,000,000 is included in “other liabilities” on our consolidated balance sheet.

21.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2013, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2013, 2012 and 2011, our subsidiaries contributed $10,223,000, $10,683,000 and $10,168,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2013, 2012 and 2011.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2013, 2012 and 2011, our subsidiaries contributed $26,262,000, $26,759,000 and $23,847,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $342,000,000.

At December 31, 2013, $33,121,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $145,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  Related Party Transactions

Alexander’s

We own 32.4% of Alexander’s.  Steven Roth, the Chairman of Vornado’s Board of Trustees and its Chief Executive Officer, is also the Chairman of Alexander’s Board of Directors and its Chief Executive Officer.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2013, Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $606,000, $794,000, and $787,000 of management fees under the agreement for the years ended December 31, 2013, 2012 and 2011.

24.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2013 and 2012:

			Net (Loss) Income
			Attributable	Net (Loss) Income Per
			to Class A	Class A Unit (2)
(Amounts in thousands, except per unit amounts)		Revenues	Unitholders (1)	Basic	Diluted
2013
	December 31	$673,308	$(73,042)	$(0.37)	$(0.37)
	September 30	679,435	88,037	0.44	0.44
	June 30	681,699	154,775	0.78	0.78
	March 31	726,467	245,923	1.24	1.23

2012
	December 31	$686,693	$66,515	$0.33	$0.33
	September 30	700,991	247,230	1.25	1.24
	June 30	674,007	21,847	0.11	0.11
	March 31	674,541	249,006	1.26	1.25
_______________________________

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.  Subsequent Events

2014 Out-Performance Plan

 On January 10, 2014, the Compensation Committee of Vornado’s Board of Trustees approved the 2014 Outperformance Plan, a multi-year, performance-based equity compensation plan and related form of award agreement (the “2014 OPP”).  Under the 2014 OPP, participants have the opportunity to earn compensation payable in the form of units during a three-year performance measurement period, if and only if Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to relative TSR.  Awards under Vornado’s 2014 OPP may be earned if Vornado (i) achieves a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) achieves a TSR above that of the SNL US REIT Index (the “Index”) over a three-year performance measurement period (the “Relative Component”).  To the extent awards would be earned under the Absolute Component but Vornado underperforms the Index, such awards earned under the Absolute Component would be reduced (and potentially fully negated) based on the degree to which Vornado underperforms the Index.  In certain circumstances, in the event Vornado outperforms the Index but awards would not otherwise be earned under the Absolute Component, awards may be increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but Vornado fails to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on Vornado’s absolute TSR, with no awards being earned in the event Vornado’s TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which Vornado may outperform the Index.  If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements. Awards earned under the 2014 OPP vest 33% in year three, 33% in year four and 34% in year five.  Distributions on awards earned accrue during the performance measurement period.  In addition, Vornado’s executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold any earned OPP awards (or related equity) for at least one year following vesting.

220 Central Park South Development Site

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% and matures in January 2016, with three one-year extension options.

Broadway Mall

On February 14, 2014, we entered into an agreement to sell the Broadway Mall in Hicksville, Long Island, New York for $94,000,000.  The sale will result in net proceeds of approximately $92,000,000 after closing costs.  In the fourth quarter of 2013, we recognized a $13,443,000 non-cash impairment loss related to this property, which is included in “impairment losses, acquisition related costs and tenant buy-outs” on our consolidated statements of income.

Springfield Mall

On March 2, 2014, we entered into an agreement to transfer the Springfield Mall to Pennsylvania Real Estate Investment Trust (NYSE:  PEI) upon completion of the redevelopment in exchange for $465,000,000, comprised of $340,000,000 of cash and $125,000,000 of Pennsylvania REIT operating partnership units.  The redevelopment is expected to be completed in the fourth quarter of 2014 and the closing will be no later than March 31, 2015.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer met the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets were reclassified to “Other.”  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2013, 2012 and 2011.

(Amounts in thousands)	For the Year Ended December 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,760,909	$1,509,266		$541,161		$425,716		$-	$284,766
Total expenses	1,886,719	926,963		347,686		251,516		-	360,554
Operating income (loss)	874,190	582,303		193,475		174,200		-	(75,788)
(Loss) income from partially owned
entities, including Toys	(338,785)	15,527		(6,968)		2,097		(362,377)	12,936
Income from Real Estate Fund	102,898	-		-		-		-	102,898
Interest and other investment
(loss) income, net	(24,699)	5,532		129		13		-	(30,373)
Interest and debt expense	(483,190)	(181,966)		(102,277)		(44,203)		-	(154,744)
Net gain on disposition of wholly
owned and partially owned assets	3,407	-		-		1,377		-	2,030
Income (loss) before income taxes	133,821	421,396		84,359		133,484		(362,377)	(143,041)
Income tax benefit (expense)	6,406	(2,794)		14,031		(2,311)		-	(2,520)
Income (loss) from continuing
operations	140,227	418,602		98,390		131,173		(362,377)	(145,561)
Income (loss) from discontinued
operations	424,513	138,245		-		287,536		-	(1,268)
Net income (loss)	564,740	556,847		98,390		418,709		(362,377)	(146,829)
Less net (income) attributable to
noncontrolling interests in
consolidated subsidiaries	(63,952)	(10,786)		-		(3,065)		-	(50,101)
Net income (loss) attributable to
Vornado Realty L.P.	500,788	546,061		98,390		415,644		(362,377)	(196,930)
Interest and debt expense(2)	758,781	236,645		116,131		50,901		181,586	173,518
Depreciation and amortization(2)	732,757	293,974		142,409		72,161		135,178	89,035
Income tax expense (benefit)(2)	26,371	3,002		(15,707)		2,311		33,532	3,233
EBITDA(1)	$2,018,697	$1,079,682	(3)	$341,223	(4)	$541,017	(5)	$(12,081)	$68,856	(6)

Balance Sheet Data:
Real estate at cost	$18,354,626	$8,591,026		$4,243,048		$2,827,044		$-	$2,693,508
Investments in partially owned entities	1,249,667	904,278		100,543		6,640		83,224	154,982
Total assets	20,097,224	9,255,964		4,107,636		3,387,798		83,224	3,262,602

See notes on page 140.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,736,232	$1,354,874		$554,028		$370,177		$-	$457,153
Total expenses	2,071,663	851,512		360,056		324,096		-	535,999
Operating income (loss)	664,569	503,362		193,972		46,081		-	(78,846)
Income (loss) from partially owned
entities, including Toys	423,126	207,773		(5,612)		1,458		14,859	204,648
Income from Real Estate Fund	63,936	-		-		-		-	63,936
Interest and other investment
(loss) income, net	(260,945)	4,230		126		27		-	(265,328)
Interest and debt expense	(493,713)	(146,350)		(115,574)		(57,057)		-	(174,732)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-		-		8,491		-	4,856
Income (loss) before income taxes	410,320	569,015		72,912		(1,000)		14,859	(245,466)
Income tax expense	(8,132)	(3,491)		(1,650)		-		-	(2,991)
Income (loss) from continuing
operations	402,188	565,524		71,262		(1,000)		14,859	(248,457)
Income from discontinued
operations	292,353	10,610		167,766		39,357		-	74,620
Net income (loss)	694,541	576,134		239,028		38,357		14,859	(173,837)
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(32,018)	(2,138)		-		1,812		-	(31,692)
Net income (loss) attributable to
Vornado Realty L.P.	662,523	573,996		239,028		40,169		14,859	(205,529)
Interest and debt expense(2)	760,523	187,855		133,625		73,828		147,880	217,335
Depreciation and amortization(2)	735,293	252,257		157,816		86,529		135,179	103,512
Income tax expense (benefit)(2)	7,026	3,751		1,943		-		(16,629)	17,961
EBITDA(1)	$2,165,365	$1,017,859	(3)	$532,412	(4)	$200,526	(5)	$281,289	$133,279	(6)

Balance Sheet Data:
Real estate at cost	$18,238,218	$8,855,243		$4,171,879		$2,812,911		$-	$2,398,185
Investments in partially owned entities	1,704,297	576,336		95,670		7,083		478,041	547,167
Total assets	22,065,049	9,215,438		4,196,694		3,589,633		478,041	4,585,243

See notes on page 140.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2011
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,702,808	$1,333,280		$603,317		$374,482		$-	$391,729
Total expenses	1,890,582	841,863		369,255		215,075		-	464,389
Operating income (loss)	812,226	491,417		234,062		159,407		-	(72,660)
Income (loss) from partially owned
entities, including Toys	118,612	12,062		(6,381)		2,700		48,540	61,691
Income from Real Estate Fund	22,886	-		-		-		-	22,886
Interest and other investment
income (loss), net	148,783	4,245		199		(33)		-	144,372
Interest and debt expense	(519,157)	(151,728)		(115,456)		(64,592)		-	(187,381)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-		-		4,278		-	10,856
Income (loss) before income taxes	598,484	355,996		112,424		101,760		48,540	(20,236)
Income tax expense	(23,925)	(2,084)		(2,690)		(34)		-	(19,117)
Income (loss) from continuing
operations	574,559	353,912		109,734		101,726		48,540	(39,353)
Income from discontinued operations	165,441	11,155		52,390		27,557		-	74,339
Net income	740,000	365,067		162,124		129,283		48,540	34,986
Less net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(21,786)	(10,042)		-		237		-	(11,981)
Net income attributable to
Vornado Realty L.P.	718,214	355,025		162,124		129,520		48,540	23,005
Interest and debt expense(2)	797,920	181,740		134,270		82,608		157,135	242,167
Depreciation and amortization(2)	777,421	247,630		181,560		91,040		134,967	122,224
Income tax expense (benefit)(2)	4,812	2,170		3,123		34		(1,132)	617
EBITDA(1)	$2,298,367	$786,565	(3)	$481,077	(4)	$303,202	(5)	$339,510	$388,013	(6)

Balance Sheet Data:
Real estate at cost	$16,421,701	$6,991,960		$4,176,894		$2,898,501		$-	$2,354,346
Investments in partially owned entities	1,740,459	536,393		113,536		7,747		506,809	575,974
Total assets	20,446,487	7,130,240		4,150,140		3,748,303		506,809	4,910,995

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Office(a)	$759,941	$568,518	$539,734
	Retail	246,808	189,484	163,033
	Alexander's(b)	42,210	231,402	53,663
	Hotel Pennsylvania	30,723	28,455	30,135
	Total New York	$1,079,682	$1,017,859	$786,565

	(a)	2013 includes a $127,512 net gain on sale of real estate.

	(b)	2012 includes $179,934 for our share of net gain on sale of Kings Plaza.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Office, excluding the Skyline Properties (a)	$268,373	$449,448	$385,285
	Skyline properties	29,499	40,037	56,148
	Total Office	297,872	489,485	441,433
	Residential	43,351	42,927	39,644
	Total Washington, DC	$341,223	$532,412	$481,077

	(a)	2012 includes a $163,367 net gain on sale of real estate.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2013	2012	2011
	Strip shopping centers(a)	$285,612	$172,708	$210,022
	Regional malls(b)	255,405	27,818	93,180
	Total Retail properties	$541,017	$200,526	$303,202

	(a)

2013 includes $81,806 of net gains on sale of real estate, $59,599 of income pursuant to a settlement agreement with Stop & Shop and a $19,000 real estate impairment loss. 2012 includes $15,821 of net gains on sale of real estate and a $33,775 real estate impairment loss.

	(b)	2013 includes a $202,275 net gain on sale of the Green Acres Mall and a $13,443 real estate impairment loss. 2012 includes a $70,100 real estate impairment loss.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information – continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2013	2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,676	$4,926	$4,205
	Net unrealized gains	21,443	13,840	2,999
	Net realized gains	2,046	-	1,348
	Carried interest	24,306	5,838	736
	Total	49,471	24,604	9,288
	Merchandise Mart Building, 7 West 34th Street and trade shows	74,270	62,470	50,406
	555 California Street	42,667	46,167	44,724
	India real estate ventures	5,841	3,654	7,037
	LNR(a)	20,443	75,202	47,614
	Lexington(b)	6,931	32,595	34,779
	Other investments	18,981	25,612	26,092
		218,604	270,304	219,940
	Corporate general and administrative expenses(c)	(94,904)	(89,082)	(85,922)
	Investment income and other, net(c)	46,525	45,563	55,202
	Net gain on sale of marketable securities, land parcels and residential
	condominiums	56,868	4,856	10,904
	Loss on sale of J.C. Penney common shares	(54,914)	-	-
	Non-cash impairment loss on J.C. Penney common shares	(39,487)	(224,937)	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(33,487)	(75,815)	12,984
	Acquisition related costs and impairment losses	(24,857)	(17,386)	(5,925)
	Severance costs (primarily reduction in force at the Merchandise Mart)	(5,492)	(3,005)	(4,226)
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	-	105,366	-
	Merchandise Mart discontinued operations (including net gains on sale of assets)	-	93,588	97,272
	Net gain resulting from Lexington's stock issuance and asset acquisition	-	28,763	9,760
	Verde Realty impairment loss	-	(4,936)	-
	Mezzanine loans loss reversal and net gain on disposition	-	-	82,744
	Non-cash impairment loss on India land parcel	-	-	(13,794)
	Net gain from Suffolk Downs' sale of a partial interest	-	-	12,525
	Real Estate Fund placement fees	-	-	(3,451)
		$68,856	$133,279	$388,013

	(a)	On April 19, 2013, LNR was sold (see page 111 for details).

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. This investment was previously accounted for under the equity method (see page 108 for details).

	(c)	The amounts in these captions (for this table only) exclude income (expense) from the mark-to-market of our deferred compensation plan.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2013 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 143, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the internal control over financial reporting of Vornado Realty L.P., together with its consolidated subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Vornado Realty Trust, sole general partner of the Company, is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 3, 2014

ITEM 9B.     Other information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Information relating to trustees of Vornado Realty Trust, the Registrant’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s Proxy Statement involving the election of Vornado’s trustees under the caption “Election of Trustees” which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2013, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	72

Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael J. Franco	45

Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010; Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing Group of Morgan Stanley.

David R. Greenbaum	62	President of the New York Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	68

Executive Vice President - Finance and Chief Administrative Officer since June 2013; Executive Vice President - Finance and Administration from January 1998 to June 2013, and Chief Financial Officer from March 2001 to June 2013; Vice President and Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander's, Inc. since August 1995.

Robert Minutoli	63	Executive Vice President - Retail since April 2013; Senior Vice President - Retail from April 2009 to April 2013.

Mitchell N. Schear	55	President of Vornado/Charles E. Smith L.P. (our Washington, DC division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	53

Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010; Executive Vice President of Capital Markets since 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Stephen W. Theriot	54	Chief Financial Officer since June 2013; Partner at Deloitte & Touche LLP (1994 - 2013) and most recently, leader of its Northeast Real Estate practice (2011 - 2013).

Vornado Realty Trust, the sole general partner of the Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, Vornado’s principal executive officer, and Stephen W. Theriot, Vornado’s principal financial and accounting officer. This Code is available on Vornado’s website at www.vno.com.

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

                      Equity compensation plan information

The following table provides information as of December 31, 2013 regarding Vornado’s equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	4,732,733	(1)	$67.51	4,672,329	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	4,732,733		$67.51	4,672,329
___________________________
(1)

Includes an aggregate of 1,484,034 shares/units, comprised of (i) 29,664 restricted Vornado common shares, (ii) 978,232 restricted partnership units and (iii) 476,138 Out-Performance Plan units, which do not have an exercise price.

(2)			Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 9,344,658.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2013, 2012 and 2011	148
III--Real Estate and Accumulated Depreciation as of December 31, 2013	149

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

VORNADO REALTY L.P.
(Registrant)

Date: March 3, 2014	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer of Vornado Realty Trust, sole general partner of Vornado Realty L.P. (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	March 3, 2014
	(Steven Roth)	and Chief Executive Officer of Vornado Realty Trust

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	March 3, 2014
(Michael D. Fascitelli)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	March 3, 2014
(Candace K. Beinecke)

By:	/s/Robert P. Kogod	Trustee of Vornado Realty Trust	March 3, 2014
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee of Vornado Realty Trust	March 3, 2014
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	March 3, 2014
(David Mandelbaum)

By:	/s/Ronald G. Targan	Trustee of Vornado Realty Trust	March 3, 2014
(Ronald G. Targan)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	March 3, 2014
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	March 3, 2014
(Richard R. West)

By:	/s/Russell B. Wight	Trustee of Vornado Realty Trust	March 3, 2014
(Russell B. Wight, Jr.)

By:	/s/ Stephen W. Theriot	Chief Financial Officer of Vornado Realty Trust,	March 3, 2014
	(Stephen W. Theriot)	(Principal Financial and Accounting Officer)

VORNADO REALTY L.P.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2013:
Allowance for doubtful accounts	$40,839	$11,417	$(20,187)	$32,069
Year Ended December 31, 2012:
Allowance for doubtful accounts	$46,531	$9,697	$(15,389)	$40,839
Year Ended December 31, 2011:
Allowance for doubtful accounts	$140,780	$(56,995)	$(37,254)	$46,531

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
New York
New York
Manhattan
1290 Avenue of the Americas	$950,000	$515,539	$923,653	$113,956	$515,539	$1,037,609	$1,553,148	$177,161	1963	2007	(4)
350 Park Avenue	300,000	265,889	363,381	34,075	265,889	397,456	663,345	70,876	1960	2006	(4)
666 Fifth Avenue (Retail Condo)	390,000	189,005	471,072	-	189,005	471,072	660,077	13,011		2012	(4)
One Penn Plaza	-	-	412,169	181,159	-	593,328	593,328	227,919	1972	1998	(4)
100 West 33rd Street (Manhattan Mall)	223,242	242,776	247,970	12,661	242,776	260,631	503,407	44,717	1911	2007	(4)
1540 Broadway	-	105,914	214,208	25,955	105,914	240,163	346,077	28,847		2006	(4)
655 Fifth Avenue	-	102,594	231,903	-	102,594	231,903	334,497	1,461		2013	(4)
Two Penn Plaza	425,000	53,615	164,903	84,924	52,689	250,753	303,442	117,909	1968	1997	(4)
1535 Broadway (Marriott Marquis)	-	-	249,285	42,816	-	292,101	292,101	-		2012	(4)
Manhattan Mall	101,758	88,595	113,473	72,225	88,595	185,698	274,293	38,089	2009	2007	(4)
770 Broadway	353,000	52,898	95,686	90,361	52,898	186,047	238,945	73,059	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	40,927	8,000	216,817	224,817	90,125	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	105,383	-	222,652	222,652	90,120	1980	1998	(4)
909 Third Avenue	194,910	-	120,723	85,724	-	206,447	206,447	62,044	1969	1999	(4)
Eleven Penn Plaza	450,000	40,333	85,259	61,146	40,333	146,405	186,738	62,040	1923	1997	(4)
640 Fifth Avenue	-	38,224	25,992	113,404	38,224	139,396	177,620	62,664	1950	1997	(4)
1740 Broadway	-	26,971	102,890	38,868	26,971	141,758	168,729	56,364	1950	1997	(4)
150 East 58th Street	-	39,303	80,216	31,394	39,303	111,610	150,913	45,234	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	19,656	62,731	82,544	145,275	28,720	1968	1999	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	6,124		2005	(4)
4 Union Square South	120,000	24,079	55,220	2,233	24,079	57,453	81,532	13,383	1965/2004	1993	(4)
510 Fifth Avenue	30,740	34,602	18,728	18,737	34,602	37,465	72,067	3,269		2010	(4)
478-482 Broadway	-	20,000	13,375	27,843	20,000	41,218	61,218	5,419	2009	2007	(4)
20 Broad Street	-	-	28,760	27,401	-	56,161	56,161	18,774	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	12,411	15,732	38,799	54,531	14,314	1987	1998	(4)
443 Broadway	-	11,187	41,186	-	11,187	41,186	52,373	608		2013	(4)
40 East 66th Street	-	13,616	34,635	121	13,616	34,756	48,372	6,957		2005	(4)
155 Spring Street	-	13,700	30,544	2,545	13,700	33,089	46,789	5,780		2007	(4)
689 Fifth Avenue	-	19,721	13,446	10,237	19,721	23,683	43,404	8,387	1925	1998	(4)
435 Seventh Avenue	98,000	19,893	19,091	43	19,893	19,134	39,027	5,480	2002	1997	(4)
3040 M Street	-	7,830	27,490	3,256	7,830	30,746	38,576	5,996		2006	(4)
692 Broadway	-	6,053	22,908	3,388	6,053	26,296	32,349	5,369		2005	(4)
715 Lexington Avenue	-	-	26,903	-	-	26,903	26,903	5,864	1923	2001	(4)
677-679 Madison Avenue	-	13,070	9,640	388	13,070	10,028	23,098	1,890		2006	(4)
330 West 34th Street	-	-	8,599	13,610	-	22,209	22,209	2,764	1925	1998	(4)
484-486 Broadway	-	10,000	6,688	5,054	10,000	11,742	21,742	1,432	2009	2007	(4)
1135 Third Avenue	-	7,844	7,844	4,173	7,844	12,017	19,861	33		1997	(4)
431 Seventh Avenue	-	16,700	2,751	-	16,700	2,751	19,451	464		2007	(4)
267 West 34th Street	-	5,099	10,037	-	5,099	10,037	15,136	42		2013	(4)
334 Canal Street	-	1,693	6,507	4,815	-	13,015	13,015	-		2011	(4)

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1540 Broadway Garage	$-	$4,086	$8,914	$-	$4,086	$8,914	$13,000	$1,687	1990	2006	(4)
966 Third Avenue	-	8,869	3,631	-	8,869	3,631	12,500	30		2013	(4)
148 Spring Street	-	3,200	8,112	374	3,200	8,486	11,686	1,159		2008	(4)
608 Fifth Avenue	-	-	-	10,572	-	10,572	10,572	-	1932	2012	(4)
150 Spring Street	-	3,200	5,822	192	3,200	6,014	9,214	860		2008	(4)
488 Eighth Avenue	-	10,650	1,767	(4,671)	6,862	884	7,746	134		2007	(4)
484 Eighth Avenue	-	3,856	762	299	3,856	1,061	4,917	324		1997	(4)
825 Seventh Avenue	-	1,483	697	33	1,483	730	2,213	302		1997	(4)
Other (Primarily Signage)	-	-	5,548	43,641	-	49,189	49,189	9,669
Total New York	4,035,204	2,216,487	4,733,084	1,341,339	2,210,080	6,080,830	8,290,910	1,416,874

New Jersey
Paramus	-	-	-	27,673	1,033	26,640	27,673	15,897	1967	1987	(4)

Other Properties
Hotel Pennsylvania	-	29,903	121,712	78,876	29,903	200,588	230,491	80,180	1919	1997	(4)

Total New York	4,035,204	2,246,390	4,854,796	1,447,888	2,241,016	6,308,058	8,549,074	1,512,951

Washington, DC
Washington, DC
2011-2451 Crystal Drive	226,855	100,935	409,920	132,550	100,228	543,177	643,405	181,658	1984-1989	2002	(4)
2001 Jefferson Davis Highway,
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street	72,579	57,213	131,206	183,233	57,070	314,582	371,652	73,439	1964-1969	2002	(4)
1550-1750 Crystal Drive/
241-251 18th Street	112,987	64,817	218,330	74,331	64,652	292,826	357,478	90,441	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	64,211	138,696	169,014	307,710	29,476		2007	(4)
Skyline Place (6 buildings)	458,569	41,986	221,869	29,071	41,862	251,064	292,926	78,373	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201
12th Street S.	60,674	47,594	177,373	32,917	47,465	210,419	257,884	66,549	1983-1987	2002	(4)
1229-1231 25th Street (West End 25)	101,671	67,049	5,039	106,456	68,198	110,346	178,544	11,499		2007	(4)
2101 L Street	150,000	32,815	51,642	83,379	39,768	128,068	167,836	26,103	1975	2003	(4)
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	(9,349)	37,551	109,457	147,008	30,997	1968	2002	(4)
2200 / 2300 Clarendon Blvd	41,279	-	105,475	40,977	-	146,452	146,452	47,179	1988-1989	2002	(4)
Met Park / Warehouses	-	106,946	1,326	26,591	82,897	51,966	134,863	1,237		2007	(4)
Bowen Building - 875 15th Street, NW	115,022	30,077	98,962	1,712	30,176	100,575	130,751	21,759	2004	2005	(4)
One Skyline Tower	139,536	12,266	75,343	35,222	12,231	110,600	122,831	34,684	1988	2002	(4)
1875 Connecticut Ave, NW	-	36,303	82,004	4,447	35,886	86,868	122,754	18,030	1963	2007	(4)

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1399 New York Avenue, NW	$-	$33,481	$67,363	$4,236	$34,178	$70,902	$105,080	$4,880		2011	(4)
1825 Connecticut Ave, NW	-	33,090	61,316	(5,122)	32,726	56,558	89,284	11,695	1956	2007	(4)
1235 S. Clark Street	-	15,826	53,894	17,221	15,826	71,115	86,941	20,001	1981	2002	(4)
Commerce Executive	-	13,401	58,705	14,473	13,140	73,439	86,579	24,578	1985-1989	2002	(4)
Seven Skyline Place	104,419	10,292	58,351	2,210	10,262	60,591	70,853	16,367	2001	2002	(4)
Crystal City Hotel	-	8,000	47,191	8,993	8,000	56,184	64,184	12,890	1968	2004	(4)
1150 17th Street	28,728	23,359	24,876	15,276	24,723	38,788	63,511	13,523	1970	2002	(4)
1750 Pennsylvania Avenue	-	20,020	30,032	5,410	21,170	34,292	55,462	9,446	1964	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(49,301)	46,866	8,361	55,227	-		2007	(4)
1730 M Street	14,853	10,095	17,541	9,867	10,687	26,816	37,503	10,017	1963	2002	(4)
Democracy Plaza One	-	-	33,628	2,772	-	36,400	36,400	15,039	1987	2002	(4)
1726 M Street	-	9,450	22,062	3,588	9,455	25,645	35,100	5,270	1964	2006	(4)
Crystal Drive Retail	-	-	20,465	5,753	-	26,218	26,218	9,985	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	(205)	11,597	(83)	11,514	-		2007	(4)
South Capitol	-	4,009	6,273	(2,078)	-	8,204	8,204	-		2005	(4)
H Street	-	1,763	641	41	1,763	682	2,445	143		2005	(4)
Other	-	-	51,767	(42,411)	-	9,356	9,356	45
Total Washington, DC	1,886,718	1,052,773	2,376,711	796,471	997,073	3,228,882	4,225,955	865,303

Retail Properties
California
Los Angeles (Beverly Connection)	-	72,996	131,510	25,162	72,995	156,673	229,668	26,727	2008	2005	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	4,088		2006	(4)
Signal Hill	-	9,652	2,940	1	9,652	2,941	12,593	533		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-	5,909	-	1,536	5,908	1,537	7,445	73		2007	(4)
Vallejo	-	-	2,945	221	-	3,166	3,166	549		2006	(4)
Colton (1904 North Rancho Avenue)	-	1,239	954	-	1,239	954	2,193	225		2004	(4)
Riverside (5571 Mission Blvd)	-	209	704	-	209	704	913	166		2004	(4)
Total California	-	92,704	158,983	26,920	92,702	185,905	278,607	32,361

Connecticut
Waterbury	13,941	667	4,504	4,111	667	8,615	9,282	5,746	1969	1969	(4)
Newington	11,206	2,421	1,200	691	2,421	1,891	4,312	720	1965	1965	(4)
Total Connecticut	25,147	3,088	5,704	4,802	3,088	10,506	13,594	6,466

Illinois
Lansing	-	2,135	1,064	71	2,135	1,135	3,270	205		2006	(4)

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Iowa
Dubuque	$-	$-	$1,479	$-	$-	$1,479	$1,479	$266		2006	(4)

Maryland
Rockville	-	3,470	20,599	93	3,470	20,692	24,162	4,559		2005	(4)
Baltimore (Towson)	15,581	581	3,227	10,134	581	13,361	13,942	5,281	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	2,705		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	973		2006	(4)
Glen Burnie	-	462	2,571	1,262	462	3,833	4,295	2,959	1958	1958	(4)
Total Maryland	15,581	4,513	41,416	11,489	4,513	52,905	57,418	16,477

Massachusetts
Springfield	5,713	2,797	2,471	592	2,797	3,063	5,860	982	1993	1966	(4)
Chicopee	8,282	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	149
Total Massachusetts	13,995	3,692	2,471	852	3,692	3,323	7,015	1,131

Michigan
Roseville	-	30	6,128	1,461	30	7,589	7,619	2,223		2005	(4)
Battle Creek	-	1,264	2,144	(2,443)	264	701	965	127		2006	(4)
Midland	-	-	133	-	-	133	133	24		2006	(4)
Total Michigan	-	1,294	8,405	(982)	294	8,423	8,717	2,374

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	300,000	19,884	81,723	372,514	37,635	436,486	474,121	69,290	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	75,000	24,493	-	63,816	31,806	56,503	88,309	7,814	2009	2006	(4)
Union (Springfield Avenue)	28,428	19,700	45,090	-	19,700	45,090	64,790	7,421		2007	(4)
Wayne Towne Center	-	-	26,137	11,926	-	38,063	38,063	3,651		2010	(4)
East Rutherford	13,558	-	36,727	60	-	36,787	36,787	4,582	2007	2007	(4)
Garfield	-	45	8,068	25,807	45	33,875	33,920	5,413	2009	1998	(4)
East Hanover I and II	42,696	2,232	18,241	11,224	2,671	29,026	31,697	14,988	1962	1962/1998	(4)
Lodi (Washington Street)	8,433	7,606	13,125	2,252	7,606	15,377	22,983	3,043		2004	(4)
Bricktown	31,872	1,391	11,179	6,224	1,391	17,403	18,794	11,699	1968	1968	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	1,549		2007	(4)
Totowa	24,710	120	11,994	4,561	120	16,555	16,675	12,369	1957/1999	1957	(4)
Carlstadt	-	-	16,457	1	-	16,458	16,458	2,546		2007	(4)
East Brunswick II (339-341 Route 18 S.)	11,754	2,098	10,949	2,938	2,098	13,887	15,985	8,842	1972	1972	(4)
Marlton	17,221	1,611	3,464	9,961	1,454	13,582	15,036	7,905	1973	1973	(4)

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Hackensack	$40,455	$692	$10,219	$2,911	$692	$13,130	$13,822	$9,301	1963	1963	(4)
Union (Route 22 and Morris Ave)	32,255	3,025	7,470	2,618	3,025	10,088	13,113	5,037	1962	1962	(4)
Manalapan	20,993	725	7,189	4,924	1,046	11,792	12,838	7,868	1971	1971	(4)
Cherry Hill	13,831	5,864	2,694	3,821	4,864	7,515	12,379	3,807	1964	1964	(4)
South Plainfield	5,112	-	10,044	1,562	-	11,606	11,606	1,825		2007	(4)
Watchung	15,034	4,178	5,463	1,526	4,441	6,726	11,167	3,980	1994	1959	(4)
Englewood	11,760	2,300	17,245	(8,390)	1,495	9,660	11,155	285		2007	(4)
Eatontown	-	4,653	4,999	326	4,653	5,325	9,978	1,210		2005	(4)
Dover	13,121	559	6,363	2,962	559	9,325	9,884	6,380	1964	1964	(4)
Lodi (Route 17 N.)	11,316	238	9,446	-	238	9,446	9,684	3,363	1999	1975	(4)
North Plainfield	-	500	13,983	(5,785)	500	8,198	8,698	2,709	1955	1989	(4)
Jersey City	20,227	652	7,495	468	652	7,963	8,615	2,621	1965	1965	(4)
Morris Plains	21,321	1,104	6,411	915	1,104	7,326	8,430	6,810	1961	1985	(4)
Middletown	17,330	283	5,248	1,947	283	7,195	7,478	5,542	1963	1963	(4)
East Brunswick I (325-333 Route 18 S.)	24,820	319	6,220	586	319	6,806	7,125	6,712	1957	1957	(4)
Woodbridge	20,610	1,509	2,675	1,867	1,539	4,512	6,051	2,600	1959	1959	(4)
Delran	-	756	4,468	724	756	5,192	5,948	5,192	1972	1972	(4)
Lawnside	10,660	851	3,164	1,351	851	4,515	5,366	4,198	1969	1969	(4)
Kearny	-	309	3,376	1,211	309	4,587	4,896	3,530	1938	1959	(4)
Bordentown	-	498	3,176	1,178	713	4,139	4,852	4,058	1958	1958	(4)
Turnersville	-	900	1,342	1,094	900	2,436	3,336	2,195	1974	1974	(4)
North Bergen (Kennedy Blvd)	5,084	2,308	636	48	2,308	684	2,992	458	1993	1959	(4)
Montclair	2,624	66	419	381	66	800	866	684	1972	1972	(4)
Total New Jersey	840,225	118,869	432,312	529,529	143,239	937,471	1,080,710	251,477

New York
Bronx (Bruckner Blvd)	-	66,100	259,503	(18,471)	62,243	244,889	307,132	45,494		2007	(4)
Hicksville (Broadway Mall)	-	126,324	48,904	(79,777)	64,513	30,938	95,451	2,748		2005	(4)
Huntington	16,619	21,200	33,667	1,377	21,200	35,044	56,244	5,292		2007	(4)
Mt. Kisco	28,206	22,700	26,700	442	23,297	26,545	49,842	4,002		2007	(4)
Poughkeepsie	-	12,733	12,026	16,556	8,469	32,846	41,315	5,348	2009	2005	(4)
Bronx (1750-1780 Gun Hill Road)	-	6,427	11,885	19,156	6,428	31,040	37,468	4,109	2009	2005	(4)
Staten Island	17,000	11,446	21,262	959	11,446	22,221	33,667	5,454		2004	(4)
Inwood	-	12,419	19,097	588	12,419	19,685	32,104	4,413		2004	(4)
Queens (99-01 Queens Blvd)	-	7,839	20,392	2,123	7,839	22,515	30,354	5,567		2004	(4)
West Babylon	-	6,720	13,786	27	6,720	13,813	20,533	2,347		2007	(4)
Buffalo (Amherst)	-	5,743	4,056	9,966	5,107	14,658	19,765	5,409	1968	1968	(4)
Freeport (437 E. Sunrise Highway)	21,321	1,231	4,747	1,453	1,231	6,200	7,431	5,178	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	1,277		2006	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	379		2007	(4)

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Albany (Menands)	$-	$460	$2,091	$2,389	$460	$4,480	$4,940	$3,620	1965	1965	(4)
Rochester (Henrietta)	-	-	2,647	892	-	3,539	3,539	3,229	1971	1971	(4)
Rochester	4,374	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 West Sunrise Highway)	-	-	-	260	-	260	260	128		2005	(4)
Commack	-	-	43	184	-	227	227	88		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	126	1970	1976	(4)
Total New York	87,520	306,224	490,232	(41,876)	236,254	518,326	754,580	104,208

Pennsylvania
Wilkes-Barre	19,898	6,053	26,646	424	6,053	27,070	33,123	4,129		2007	(4)
Allentown	29,904	187	15,580	1,584	187	17,164	17,351	13,169	1957	1957	(4)
Bensalem	14,843	2,727	6,698	1,895	2,727	8,593	11,320	3,443	1972/1999	1972	(4)
Bethlehem	5,576	827	5,200	960	839	6,148	6,987	5,530	1966	1966	(4)
Wyomissing	-	-	2,646	2,381	-	5,027	5,027	3,139		2005	(4)
York	5,194	409	2,568	1,566	409	4,134	4,543	3,609	1970	1970	(4)
Broomall	10,660	850	2,171	1,224	850	3,395	4,245	2,696	1966	1966	(4)
Lancaster	5,385	3,140	63	711	3,140	774	3,914	491	1966	1966	(4)
Glenolden	6,834	850	1,820	568	850	2,388	3,238	2,022	1975	1975	(4)
Springfield	-	-	-	80	-	80	80	44		2005	(4)
Total Pennsylvania	98,294	15,043	63,392	11,393	15,055	74,773	89,828	38,272

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	659		2006	(4)

Tennessee
Antioch	-	1,521	2,386	-	1,521	2,386	3,907	432		2006	(4)

Virginia
Springfield (Springfield Mall)	-	49,516	265,964	17,936	849	332,567	333,416	830		2006	(4)
Norfolk	-	-	3,927	15	-	3,942	3,942	2,684		2005	(4)
Total Virginia	-	49,516	269,891	17,951	849	336,509	337,358	3,514

Wisconsin
Fond Du Lac	-	-	174	102	-	276	276	93		2006	(4)

Puerto Rico
Las Catalinas	-	15,280	64,370	9,015	15,280	73,385	88,665	28,700	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	7,874	9,267	74,540	83,807	29,843	1996	1997	(4)
Total Puerto Rico	120,000	24,462	131,121	16,889	24,547	147,925	172,472	58,543

Other	-	-	-	3,861	-	3,861	3,861	487			(4)

Total Retail Properties	1,200,762	629,144	1,612,664	581,001	533,972	2,288,837	2,822,809	516,965

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Merchandise Mart
Illinois
Merchandise Mart, Chicago	$550,000	$64,528	$319,146	$247,014	$64,535	$566,153	$630,688	$186,040	1930	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	69,694	319,146	247,014	69,701	566,153	635,854	186,040

New York
7 West 34th Street	-	34,614	94,167	35,522	34,614	129,689	164,303	38,836	1901	2000	(4)
MMPI Piers	-	-	-	11,702	-	11,702	11,702	749		2008	(4)
Total New York	-	34,614	94,167	47,224	34,614	141,391	176,005	39,585

Total Merchandise Mart	550,000	104,308	413,313	294,238	104,315	707,544	811,859	225,625

Warehouse/Industrial
New Jersey
East Hanover	-	576	7,752	9,039	691	16,676	17,367	13,996	1972	1972	(4)
Total Warehouse/Industrial	-	576	7,752	9,039	691	16,676	17,367	13,996

Other
555 California Street	600,000	221,903	893,324	49,758	221,903	943,082	1,164,985	169,495	1922/1969/1970	2007	(4)
220 Central Park South	-	115,720	16,420	367,471	-	499,611	499,611	-		2005	(4)
Borgata Land, Atlantic City, NJ	59,309	83,089	7	(7)	83,089	-	83,089	-		2010	(4)
40 East 66th Residential	-	29,199	85,798	(82,151)	12,765	20,081	32,846	3,777		2005	(4)
677-679 Madison	-	1,462	1,058	285	1,627	1,178	2,805	283		2006	(4)
Other	-	28,052	-	(16,349)	9,364	2,339	11,703	-		2005	(4)
Total Other	659,309	479,425	996,607	319,007	328,748	1,466,291	1,795,039	173,555

Leasehold Improvements
Equipment and Other	-	-	-	132,523	-	132,523	132,523	102,538
Total December 31, 2013	$8,331,993	$4,512,616	$10,261,843	$3,580,167	$4,205,815	$14,148,811	$18,354,626	$3,410,933

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

VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2013	2012	2011
Real Estate
Balance at beginning of period	$18,238,218	$16,421,701	$16,193,864
Additions during the period:
Land	131,646	514,950	33,481
Buildings & improvements	1,014,876	1,615,077	315,762
	19,384,740	18,551,728	16,543,107
Less: Assets sold, written-off and deconsolidated	1,030,114	313,510	121,406
Balance at end of period	$18,354,626	$18,238,218	$16,421,701

Accumulated Depreciation
Balance at beginning of period	$3,072,269	$2,874,529	$2,520,818
Additions charged to operating expenses	423,844	427,189	452,793
	3,496,113	3,301,718	2,973,611
Less: Accumulated depreciation on assets sold and written-off	85,180	229,449	99,082
Balance at end of period	$3,410,933	$3,072,269	$2,874,529

EXHIBIT INDEX

Exhibit No.
3.1	-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2	-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3	-	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on January 25, 2013

3.4	-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5	-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6	-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7	-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8	-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9	-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10	-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11	-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12	-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13	-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*	Incorporated by reference.

3.14	-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15	-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16	-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17	-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18	-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19	-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20	-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21	-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22	-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23	-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24	-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25	-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26	-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

_______________________
	*	Incorporated by reference.

3.27	-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

3.28	-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29	-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30	-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31	-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32	-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33	-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34	-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35	-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36	-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37	-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38	-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39	-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40	-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*	Incorporated by reference.

3.41	-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42	-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43	-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44	-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45	-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46	-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47	-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

3.48	-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012

3.49	-	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty
L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013

4.1	-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(File No. 001-11954), filed on April 28, 2005

4.2	-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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
thereof, and JP Morgan Chase Bank N.A., as administrative agent for the Banks.
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

10.45	**	-	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013

10.46	**	-	Letter Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.47	**	-	Waiver and Release between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

10.48		-	Amendment to June 2011 Revolving Credit Agreement dated as of March 28, 2013, by and	*
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