Form 10-K/A
period 2013-12-31
VORNADO REALTY LP
filed 2014-04-01
CIK 1040765

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

Class A units held by non-affiliates of the registrant, i.e. by persons other than Vornado Realty Trust and its officers and trustees, was

$764,739,000 at June 30, 2013.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 22, 2014.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty L.P. (the “Registrant”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2013, audited financial statements of Toys “R” Us, Inc. (“Toys”), an equity method investment in which Vornado Realty L.P. owns approximately 32.6% of the common equity as of December 31, 2013.  On March 3, 2014, Vornado Realty L.P. filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to its Form 10-K to include Toys’ audited financial statements and related disclosures as soon as practicable after they were available.

On March 31, 2014, Toys filed its Annual Report on Form 10-K for its fiscal year ended February 1, 2014.  Accordingly, Vornado Realty L.P. is filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to its Form 10-K, filed on March 3, 2014, to incorporate by reference to this Amendment No. 1, Toys’ audited financial statements and related disclosures and to similarly include the consent of Deloitte & Touche LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the fiscal year ended February 1, 2014.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado Realty L.P.’s original Form 10-K on March 3, 2014.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado Realty L.P.’s original Form 10-K.

PART IV

Item 15.              Exhibits, Financial Statement Schedules

(a)     Vornado Realty L.P’s consolidated financial statements are set forth in Item 8 of Vornado Realty L.P.’s Annual Report on Form 10-K filed on March 3, 2014 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2013, 2012 and 2011

Page 148 of the Original Form 10-K.

III--Real Estate and Accumulated Depreciation as of December 31, 2013

Page 149 of the Original Form 10-K.

The consolidated financial statements of Toys R Us, Inc. are incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-11609), filed with the Securities and Exchange Commission on March 31, 2014.

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K/A (Amendment No. 1).

Exhibits
12	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2013 (File No. 001-34482), filed on March 3, 2014
21	Subsidiaries of Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2013 (File No. 001-34482), filed on March 3, 2014
23.1

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to
Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2013
(File No. 001-34482), filed on March 3, 2014

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
99.1

Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements. Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-11609), filed with the Securities and Exchange Commission on March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: April 1, 2014	By:	/s/ Stephen W. Theriot
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
J.P. Morgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to
Exhibit 10.49 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.50	**	-	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.51	**	-	Employment agreement between Vornado Realty Trust and Stephen W. Theriot dated	*
June 1, 2013. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11954), filed on August 5, 2013
12		-	Computation of Ratios – incorporated by reference to Exhibit 12 to Vornado Realty L.P.’s	*
Form 10-K for the year ended December 31, 2013 (File No 001- 34482), filed on
March 3, 2014
21		-	Subsidiaries of the Registrant – incorporated by reference to Exhibit 12 to Vornado Realty L.P.’s	*
Form 10-K for the year ended December 31, 2013 (File No 001-34482), filed on
March 3, 2014
23.1		-	Consent of Independent Registered Public Accounting Firm incorporated herein by reference	*
to Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2013
(File No. 001-34482), filed on March 3, 2014
23.2		-	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1		-	Section 1350 Certification of the Chief Executive Officer
32.2		-	Section 1350 Certification of the Chief Financial Officer
99.1		-	Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered	*
Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements
Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on
Form 10-K for the year ended February 1, 2014 (File No. 001-11609), filed with the
Securities and Exchange Commission on March 31, 2014

_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.