Form 10-Q
period 2014-09-30
VORNADO REALTY LP
filed 2014-11-07
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$4,137,278	$4,066,837
Buildings and improvements	12,609,463	12,466,244
Development costs and construction in progress	1,680,202	1,353,103
Leasehold improvements and equipment	128,982	132,483
Total	18,555,925	18,018,667
Less accumulated depreciation and amortization	(3,613,098)	(3,372,207)
Real estate, net	14,942,827	14,646,460
Cash and cash equivalents	1,683,142	583,290
Restricted cash	160,848	262,440
Marketable securities	184,154	191,917
Tenant and other receivables, net of allowance for doubtful accounts of $18,307 and $21,869	118,636	115,862
Investments in partially owned entities	1,268,066	1,166,443
Investment in Toys "R" Us	-	83,224
Real Estate Fund investments	495,392	667,710
Mortgage and mezzanine loans receivable, net of allowance of $5,811 and $5,845	17,085	170,972
Receivable arising from the straight-lining of rents, net of allowance of $3,396 and $4,355	873,901	817,314
Deferred leasing and financing costs, net of accumulated amortization of $299,542 and $264,421	483,902	411,922
Identified intangible assets, net of accumulated amortization of $223,786 and $277,998	280,207	311,963
Assets related to discontinued operations	-	316,219
Other assets	492,355	351,488
	$21,000,515	$20,097,224

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable	$9,273,212	$8,331,993
Senior unsecured notes	1,791,987	1,350,855
Revolving credit facility debt	88,138	295,870
Accounts payable and accrued expenses	498,565	422,276
Deferred revenue	489,250	529,048
Deferred compensation plan	113,549	116,515
Liabilities related to discontinued operations	-	13,950
Other liabilities	380,843	438,353
Total liabilities	12,635,544	11,498,860
Commitments and contingencies
Redeemable partnership units:
Class A units - 11,395,068 and 11,292,038 units outstanding	1,139,052	1,002,620
Series D cumulative redeemable preferred unit - 1 unit outstanding	1,000	1,000
Total redeemable partnership units	1,140,052	1,003,620
Equity:
Partners' capital	8,325,051	8,428,534
Earnings less than distributions	(1,878,125)	(1,734,839)
Accumulated other comprehensive income	69,580	71,537
Total Vornado Realty L.P. equity	6,516,506	6,765,232
Noncontrolling interests in consolidated subsidiaries	708,413	829,512
Total equity	7,224,919	7,594,744
	$21,000,515	$20,097,224

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2014	2013	2014	2013

REVENUES:
Property rentals	$538,168	$521,433	$1,606,120	$1,589,038
Tenant expense reimbursements	86,330	81,814	248,964	229,938
Cleveland Medical Mart development project	-	4,893	-	34,026
Fee and other income	46,411	60,849	142,618	205,523
Total revenues	670,909	668,989	1,997,702	2,058,525
EXPENSES:
Operating	268,450	261,776	802,505	785,992
Depreciation and amortization	130,208	122,119	406,868	394,579
General and administrative	44,547	44,186	141,273	145,871
Cleveland Medical Mart development project	-	3,239	-	29,764
Impairment losses, acquisition and transaction related costs	7,105	2,818	32,972	6,769
Total expenses	450,310	434,138	1,383,618	1,362,975
Operating income	220,599	234,851	614,084	695,550
(Loss) applicable to Toys "R" Us	(18,418)	(34,209)	(74,162)	(69,311)
(Loss) income from partially owned entities	(7,245)	1,453	(3,264)	23,691
Income from Real Estate Fund	24,160	22,913	142,418	73,947
Interest and other investment income (loss), net	7,602	(10,275)	28,930	(32,935)
Interest and debt expense	(115,120)	(119,676)	(341,613)	(360,679)
Net gain (loss) on disposition of wholly owned and partially
owned assets	2,665	15,138	13,205	(20,581)
Income before income taxes	114,243	110,195	379,598	309,682
Income tax expense	(3,177)	(2,222)	(8,358)	(6,172)
Income from continuing operations	111,066	107,973	371,240	303,510
Income from discontinued operations	58,131	24,278	61,800	299,989
Net income	169,197	132,251	433,040	603,499
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(9,685)	(23,833)	(85,239)	(50,049)
Net income attributable to Vornado Realty L.P.	159,512	108,418	347,801	553,450
Preferred unit distributions	(20,378)	(20,381)	(61,137)	(63,585)
Preferred unit redemptions	-	-	-	(1,130)
NET INCOME attributable to Class A unitholders	$139,134	$88,037	$286,664	$488,735

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$0.41	$0.33	$1.12	$0.96
Income from discontinued operations, net	0.29	0.11	0.31	1.50
Net income per Class A unit	$0.70	$0.44	$1.43	$2.46
Weighted average units outstanding	198,322	197,599	198,158	197,510

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$0.40	$0.33	$1.11	$0.96
Income from discontinued operations, net	0.29	0.11	0.31	1.49
Net income per Class A unit	$0.69	$0.44	$1.42	$2.45
Weighted average units outstanding	199,940	198,717	199,668	198,607

DISTRIBUTIONS PER CLASS A UNIT	$0.73	$0.73	$2.19	$2.19

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013

Net income	$169,197	$132,251	$433,040	$603,499
Other comprehensive income (loss):
Change in unrealized net (loss) gain on available-for-sale securities	(22,764)	(8,252)	(7,761)	160,886
Amounts reclassified from accumulated other comprehensive
income related to sale of available-for-sale securities	-	(42,404)	-	(42,404)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(6,028)	(1,669)	(151)	(25,023)
Change in value of interest rate swap	4,781	(295)	5,846	14,265
Other	1	1	-	531
Comprehensive income	145,187	79,632	430,974	711,754
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(9,685)	(23,833)	(85,239)	(50,049)
Comprehensive income attributable to Vornado Realty L.P.	$135,502	$55,799	$345,735	$661,705

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,151,309	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado Realty L.P.	-	-	-	-	347,801	-	-	347,801
Net income attributable to redeemable
partnership units	-	-	-	-	(16,552)	-	-	(16,552)
Net income attributable to noncontrolling interests
in consolidated subsidiaries	-	-	-	-	-	-	85,239	85,239
Distributions to Vornado	-	-	-	-	(410,724)	-	-	(410,724)
Distributions to preferred unitholders	-	-	-	-	(61,099)	-	-	(61,099)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	227	22,668	-	-	-	22,668
Under Vornado's Omnibus share plan	-	-	199	12,350	-	-	-	12,350
Under Vornado's dividend reinvestment plan	-	-	13	1,387	-	-	-	1,387
Contributions:
Real Estate Fund	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	5,000	5,000
Distributions:
Real Estate Fund	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	(643)	(643)
Transfer of noncontrolling interest
in Real Estate Fund	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred units to
Class A units	(4)	(193)	6	193	-	-	-	-
Deferred compensation units and options	-	-	5	4,646	(340)	-	-	4,306
Change in unrealized net loss on
available-for-sale securities	-	-	-	-	-	(7,761)	-	(7,761)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	(151)	-	(151)
Change in value of interest rate swap	-	-	-	-	-	5,846	-	5,846
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(144,231)	-	-	-	(144,231)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	109	-	109
Other	-	(6)	-	(297)	(2,372)	-	-	(2,675)
Balance, September 30, 2014	52,679	$1,277,026	187,735	$7,048,025	$(1,878,125)	$69,580	$708,413	$7,224,919

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

							Non-
						Accumulated	controlling
(Amounts in thousands)			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,202,878	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income attributable to Vornado Realty L.P.	-	-	-	-	553,450	-	-	553,450
Net income attributable to redeemable
partnership units	-	-	-	-	(28,960)	-	-	(28,960)
Net income attributable to noncontrolling interests
in consolidated subsidiaries	-	-	-	-	-	-	50,049	50,049
Distributions to Vornado	-	-	-	-	(409,332)	-	-	(409,332)
Distributions to preferred unitholders	-	-	-	-	(62,439)	-	-	(62,439)
Issuance of Series L preferred units	12,000	290,536	-	-	-	-	-	290,536
Redemption of Series F and Series H
preferred units	(10,500)	(253,269)	-	-	-	-	-	(253,269)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	234	19,627	-	-	-	19,627
Under Vornado's Omnibus share plan	-	-	66	3,681	-	-	-	3,681
Under Vornado's dividend reinvestment plan	-	-	16	1,376	-	-	-	1,376
Contributions:
Real Estate Fund	-	-	-	-	-	-	24,328	24,328
Other	-	-	-	-	-	-	15,687	15,687
Distributions:
Real Estate Fund	-	-	-	-	-	-	(47,268)	(47,268)
Other	-	-	-	-	-	-	(126,799)	(126,799)
Conversion of Series A preferred units to
Class A units	(2)	(90)	3	90	-	-	-	-
Deferred compensation units and options	-	-	(6)	7,182	(305)	-	-	6,877
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	-	160,886	-	160,886
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	(42,404)	-	(42,404)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	(25,023)	-	(25,023)
Change in value of interest rate swap	-	-	-	-	-	14,265	-	14,265
Adjustments to carry redeemable Class A units
at redemption value	-	-	-	(43,709)	-	-	-	(43,709)
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	(5,982)	-	(5,982)
Preferred unit redemptions	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially owned entity	-	-	-	-	-	-	(165,427)	(165,427)
Other	-	-	-	(25)	(5,672)	531	(164)	(5,330)
Balance, September 30, 2013	52,683	$1,277,455	187,048	$7,191,100	$(1,527,663)	$83,327	$803,615	$7,827,834

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$433,040	$603,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	423,959	419,249
Proceeds from Real Estate Fund investments	215,676	56,664
Net realized and unrealized gains on Real Estate Fund investments	(131,558)	(59,476)
Equity in net loss of partially owned entities, including Toys “R” Us	77,426	45,620
Net gains on sale of real estate	(57,796)	(286,990)
Straight-lining of rental income	(56,983)	(48,561)
Distributions of income from partially owned entities	42,164	34,350
Amortization of below-market leases, net	(32,663)	(40,341)
Other non-cash adjustments	28,691	60,957
Impairment losses	20,842	4,727
Net (gain) loss on disposition of wholly owned and partially owned assets	(13,205)	20,581
Defeasance cost in connection with the refinancing of mortgage notes payable	5,589	-
Non-cash impairment loss on J.C. Penney common shares	-	39,487
Loss from the mark-to-market of J.C. Penney derivative position	-	33,487
Changes in operating assets and liabilities:
Real Estate Fund investments	(3,392)	(32,392)
Accounts receivable, net	(2,775)	63,280
Prepaid assets	(85,372)	(60,388)
Other assets	(68,833)	(25,854)
Accounts payable and accrued expenses	36,949	(38,904)
Other liabilities	(3,190)	597
Net cash provided by operating activities	828,569	789,592

Cash Flows from Investing Activities:
Development costs and construction in progress	(368,571)	(149,010)
Proceeds from sales of real estate and related investments	335,489	734,427
Additions to real estate	(171,660)	(170,424)
Restricted cash	101,592	21,883
Acquisitions of real estate and other	(95,546)	(75,079)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	96,504	49,452
Investments in partially owned entities	(91,697)	(212,624)
Investment in mortgage and mezzanine loans receivable and other	(11,380)	(390)
Distributions of capital from partially owned entities	8,130	287,944
Proceeds from sales of marketable securities	-	378,676
Proceeds from the sale of LNR	-	240,474
Funding of J.C. Penney derivative collateral and settlement of derivative	-	(186,079)
Return of J.C. Penney derivative collateral	-	101,150
Net cash (used in) provided by investing activities	(197,139)	1,020,400

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,713,285	$1,600,357
Distributions to Vornado	(410,724)	(409,332)
Repayments of borrowings	(343,354)	(2,851,420)
Distributions to redeemable security holders and noncontrolling interests	(208,773)	(200,667)
Purchase of marketable securities in connection with the defeasance of mortgage
notes payable	(198,884)	-
Distributions to preferred unitholders	(61,102)	(62,820)
Debt issuance costs	(40,424)	(9,982)
Proceeds received from exercise of Vornado stock options	13,738	5,057
Contributions from noncontrolling interests in consolidated subsidiaries	5,297	40,015
Repurchase of Class A units related to stock compensation agreements and/or related
tax withholdings	(637)	(332)
Purchases of outstanding preferred units	-	(299,400)
Proceeds from the issuance of preferred units	-	290,536
Net cash provided by (used in) financing activities	468,422	(1,897,988)
Net increase (decrease) in cash and cash equivalents	1,099,852	(87,996)
Cash and cash equivalents at beginning of period	583,290	960,319
Cash and cash equivalents at end of period	$1,683,142	$872,323

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $46,517 and $28,024	$317,162	$350,899
Cash payments for income taxes	$9,407	$7,529

Non-Cash Investing and Financing Activities:
Marketable securities transferred in connection with the defeasance of mortgage
notes payable	$198,884	$-
Defeasance of mortgage notes payable	(193,406)	-
Adjustments to carry redeemable Class A units at redemption value	(144,231)	(43,709)
Write-off of fully depreciated assets	(103,184)	(54,377)
Elimination of a mortgage and mezzanine loan asset and liability	59,375	-
Transfer of interest in Real Estate Fund to an unconsolidated joint venture	(58,564)	-
Like-kind exchange of real estate:
Acquisitions	50,159	7,663
Dispositions	(50,159)	(163,468)
Transfer of noncontrolling interest in Real Estate Fund	(33,028)	-
Beverly Connection seller financing	13,620	-
Decrease in assets and liabilities resulting from the deconsolidation of Independence Plaza:
Real estate, net	-	(852,166)
Notes and mortgages payable	-	(322,903)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership. Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at September 30, 2014.  All references to “we,” “us,” “our,” the “Company” and the “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

On April 11, 2014, we announced a plan to spin off our shopping center business, consisting of 80 strip centers, four malls and a warehouse park adjacent to our East Hanover strip center, into a new publicly traded REIT, Urban Edge Properties (“UE”), formerly Vornado Spinco.  The spin-off is expected to be effectuated through a pro rata distribution of UE’s common shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  We expect the spin-off to be completed by the end of 2014, subject to certain conditions, including the Securities and Exchange Commission (“SEC”) declaring UE’s Form 10 registration statement effective, filing and approval of UE’s listing application with the NYSE, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.  Vornado will retain, for disposition in the near term, 20 small retail assets which do not fit UE’s strategy, and the Springfield Town Center, which is under contract for disposition (see Note 9 – Dispositions).

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

4.    Acquisitions

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

On October 28, 2014, we completed the purchase of the St. Regis Fifth Avenue retail for $700,000,000.  We own approximately 75% of the joint venture which owns the property.  The acquisition will be used in a like-kind exchange for income tax purposes for the sale of 1740 Broadway (see Note 22 – Subsequent Events).  We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.  As of September 30, 2014, the venture’s $50,000,000 non-refundable deposit was included in “other assets” on our consolidated balance sheet.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

On June 26, 2014, the Fund sold its 64.7% interest in One Park Avenue to a newly formed joint venture that we and an institutional investor own 55% and 45%, respectively (see Note 8 - Investments in Partially Owned Entities - One Park Avenue).  This transaction was based on a property value of $560,000,000.  From the inception of this investment through its disposition, the Fund realized a $75,529,000 net gain.

On August 21, 2014, the Fund and its 50% joint venture partner completed the sale of The Shops at Georgetown Park, a 305,000 square foot retail property, for $272,500,000. From the inception of this investment through its disposition, the Fund realized a $51,124,000 net gain.

At September 30, 2014, the Fund had seven investments with an aggregate fair value of $495,392,000, or $158,317,000 in excess of cost, and had remaining unfunded commitments of $144,123,000, of which our share was $36,031,000.  Below is a summary of income from the Fund for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net investment income	$3,829	$2,362	$10,860	$6,287
Net realized gains on exited investments	51,584	8,184	126,653	8,184
Previously recorded unrealized gains on exited investments	(49,586)	-	(50,316)	-
Net unrealized gains on held investments	18,333	12,367	55,221	59,476
Income from Real Estate Fund	24,160	22,913	142,418	73,947
Less income attributable to noncontrolling interests	(8,588)	(15,422)	(81,217)	(39,321)
Income from Real Estate Fund attributable to Vornado Realty L.P.(1)	15,572	$7,491	$61,201	$34,626
___________________________________

(1)

Excludes management, leasing and development fees of $759 and $770 for the three months ended September 30, 2014 and 2013, respectively, and $2,208 and $2,446 for the nine months ended September 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of September 30, 2014 and December 31, 2013.

(Amounts in thousands)	As of September 30, 2014			As of December 31, 2013
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$180,811	$72,549	$108,262	$188,567	$72,549	$116,018
Other	3,343	57	3,286	3,350	59	3,291
	$184,154	$72,606	$111,548	$191,917	$72,608	$119,309

In the first quarter of 2013, we wrote down 8,584,010 J.C. Penney common shares we owned to fair value, based on J.C. Penney’s March 31, 2013 closing share price of $15.11 per share, and recorded a $39,487,000 impairment loss.  In the third quarter of 2013, we settled a forward contract and received 4,815,990 J.C. Penney common shares.  In connection therewith, we recognized a $20,012,000 loss from the mark-to-market of the derivative position through its settlement date.  These losses are included in “interest and other investment income (loss), net” on our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Marketable Securities – continued

In March 2013 and September 2013, we sold an aggregate of 23,400,000 J.C. Penney common shares at a price of $14.29 per share, or $334,500,000, resulting in a net loss of $54,914,000, of which $36,800,000 and $18,114,000 was recognized during the first and third quarter of 2013, respectively.  In addition, in the third quarter of 2013, we sold another marketable security for $44,176,000, resulting in a net gain of $31,741,000.  The net gains and losses resulting from these sales are included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

7.    Mortgage and Mezzanine Loans Receivable

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

As of September 30, 2014 and December 31, 2013, the carrying amount of mortgage and mezzanine loans receivable was $17,085,000 and $170,972,000, respectively.  These loans have a weighted average interest rate of 9.1% and 11.0% at September 30, 2014 and December 31, 2013, respectively, and have maturities ranging from April 2015 to May 2016.

8.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2014, we own 32.7% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method of accounting for our Toys’ investment when the carrying amount was reduced to zero.  We will resume application of the equity method if our share of unrecognized net income exceeds our share of unrecognized net losses during the period the equity method was suspended.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			August 2, 2014	November 2, 2013
Assets			$10,213,000	$11,756,000
Liabilities			9,139,000	10,437,000
Noncontrolling interests			83,000	75,000
Toys “R” Us, Inc. equity (1)			991,000	1,244,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total revenues	$2,440,000	$2,377,000	$10,186,000	$10,555,000
Net (loss) income attributable to Toys	(133,000)	(111,000)	(244,000)	11,000

(1)

At September 30, 2014, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $323,497. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through September 30, 2014. We have allocated the basis difference primarily to Toys' real estate, which is being amortized over its remaining estimated useful life.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2014, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of September 30, 2014, we have a $44,179,000 receivable from Alexander’s for fees under these agreements.

As of September 30, 2014, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s September 30, 2014 closing share price of $373.91, was $618,473,000, or $451,750,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2014, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $41,394,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			September 30, 2014	December 31, 2013
Assets			$1,465,400	$1,457,700
Liabilities			1,129,000	1,124,100
Stockholders' equity			336,400	333,600

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statement:	2014	2013	2014	2013
Total revenues	$50,100	$49,900	$149,500	$146,000
Net income attributable to Alexander’s	17,700	13,800	49,800	41,100

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

One Park Avenue

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased his ownership interest to 45.0% (see Note 5 – Vornado Capital Partners Real Estate Fund).  The transaction was based on a property value of $560,000,000.  The property is encumbered by a $250,000,000 interest-only mortgage loan that bears interest at 4.995% and matures in March 2016.  We account for our investment in the joint venture under the equity method because we share control over major decisions with our joint venture partner.

61 Ninth Avenue

On July 23, 2014, a joint venture in which we are a 50.1% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in Manhattan.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 130,000 square feet.  Total development costs are currently estimated to be approximately $125,000,000.  We account for our investment in the joint venture under the equity method because we share control over major decisions with our joint venture partner.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and (loss) income from, partially owned entities.

		Percentage
(Amounts in thousands)		Ownership at	Balance as of
Investments:		September 30, 2014	September 30, 2014	December 31, 2013
	Toys	32.7%	$-	$83,224

	Alexander’s	32.4%	$166,723	$167,785
	India real estate ventures	4.1%-36.5%	82,588	88,467
	Partially owned office buildings (1)	Various	733,904	621,294
	Other investments (2)	Various	284,851	288,897
			$1,268,066	$1,166,443

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

		Percentage	For the Three Months		For the Nine Months
(Amounts in thousands)		Ownership at	Ended September 30,		Ended September 30,
Our Share of Net (Loss) Income:		September 30, 2014	2014	2013	2014	2013
	Toys:	32.7%
	Equity in net (loss) earnings		$(20,357)	$(36,056)	$(4,691)	$3,778
	Non-cash impairment losses		-	-	(75,196)	(78,542)
	Management fees		1,939	1,847	5,725	5,453
			$(18,418)	$(34,209)	$(74,162)	$(69,311)

	Alexander's:	32.4%
	Equity in net income		$5,552	$4,299	$15,583	$12,785
	Management, leasing and development fees		1,640	1,676	4,888	5,017
			7,192	5,975	20,471	17,802

	India real estate ventures	4.1%-36.5%	(262)	(1,449)	(2,440)	(2,630)

	Partially owned office buildings (1)	Various	18	38	(1,387)	(1,586)

	Other investments (2)	Various	(14,193)	(3,111)	(19,908)	(8,626)

	LNR (see page 14 for details):	n/a
	Equity in net income		-	-	-	45,962
	Impairment loss		-	-	-	(27,231)
			-	-	-	18,731

			$(7,245)	$1,453	$(3,264)	$23,691

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)

Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In the third quarter of 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of September 30, 2014 and December 31, 2013, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	September 30,		September 30,	September 30,	December 31,
	2014	Maturity	2014	2014	2013
Toys:
Notes, loans and mortgages payable	32.7%	2014-2021	6.72%	$5,385,461	$5,702,247

Alexander's:
Mortgages payable	32.4%	2015-2021	2.58%	$1,033,541	$1,049,959

India real estate ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2014-2026	13.24%	$190,453	$199,021

Partially owned office buildings(1)	Various	2014-2023	5.71%	$3,657,837	$3,622,759

Other(2)	Various	2014-2025	4.56%	$1,696,974	$1,709,509

(1)	Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes Independence Plaza, Monmouth Mall, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $4,156,658,000 and $4,189,403,000 at September 30, 2014 and December 31, 2013, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Dispositions

Discontinued Operations

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.  The sale resulted in a net gain of $44,155,000, which was recognized in the third quarter of 2014.

During the third quarter of 2014, we sold two of the 20 strip shopping centers which do not fit UE’s strategy (see Note 1 – Organization), in separate transactions, for an aggregate of $15,000,000 in cash, which resulted in a net gain aggregating $13,641,000.

We have reclassified the revenues and expenses of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2014 and December 31, 2013 and their combined results of operations for the three and nine months ended September 30, 2014 and 2013.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Beverly Connection	$-	$208,458	$-	$-
Broadway Mall	-	106,164	-	13,950
Other	-	1,597	-	-
Total	$-	$316,219	$-	$13,950

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total revenues	$836	$17,354	$13,473	$63,048
Total expenses	501	11,352	8,627	45,322
	335	6,002	4,846	17,726
Net gain on sale of Beverly Connection	44,155	-	44,155	-
Net gain on sale of Green Acres Mall	-	-	-	202,275
Net gains on sales of other real estate	13,641	18,996	13,641	84,715
Impairment losses	-	(720)	(842)	(4,727)
Income from discontinued operations	$58,131	$24,278	$61,800	$299,989

Other

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “impairment losses, acquisition and transaction related costs” on our consolidated statements of income. The redevelopment was completed in October 2014 and the closing will be no later than March 31, 2015.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2014 and December 31, 2013.

	Balance as of
	September 30,	December 31,
(Amounts in thousands)	2014	2013
Identified intangible assets:
Gross amount	$503,993	$589,961
Accumulated amortization	(223,786)	(277,998)
Net	$280,207	$311,963
Identified intangible liabilities (included in deferred revenue):
Gross amount	$843,941	$856,933
Accumulated amortization	(385,824)	(360,398)
Net	$458,117	$496,535

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $10,039,000 and $11,145,000 for the three months ended September 30, 2014 and 2013, respectively, and $32,201,000 and $38,322,000 for the nine months ended September 30, 2014 and 2013, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$40,071
2016	38,455
2017	34,890
2018	33,381
2019	30,105

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,296,000 and $10,686,000 for the three months ended September 30, 2014 and 2013, respectively, and $22,996,000 and $52,997,000 for the nine months ended September 30, 2014 and 2013, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$23,160
2016	20,195
2017	16,813
2018	12,446
2019	11,539

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $858,000 and $981,000 for the three months ended September 30, 2014 and 2013, respectively, and $2,572,000 and $3,704,000 for the nine months ended September 30, 2014 and 2013, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$3,430
2016	3,430
2017	3,430
2018	3,430
2019	3,430

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

11.    Debt

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at September 30, 2014) and matures in January 2016, with three one-year extension options.

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

On July 16, 2014, we completed a $130,000,000 financing of Las Catalinas, a 494,000 square foot mall located in the San Juan area of Puerto Rico. The 10-year fixed rate loan bears interest at 4.43% and matures in August 2024.  The loan amortizes based on a 30-year schedule beginning in year six.

On August 12, 2014, we completed a $185,000,000 financing of the Universal buildings, a 690,000 square foot, two-building office complex located in Washington, DC. The loan bears interest at LIBOR plus 1.90% (2.06% at September 30, 2014) and matures in August 2019 with two one-year extension options. The loan amortizes based on a 30-year schedule beginning in the fourth year.

On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

On September 30, 2014, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2015 to November 2018 with two six-month extension options.  The interest rate on the extended facility was lowered from LIBOR plus 125 basis points to LIBOR plus 105 basis points and the facility fee was reduced from 25 to 20 basis points.

On October 1, 2014, we redeemed all of the $445,000,000 principal amount of our outstanding 7.875% senior unsecured notes, which were scheduled to mature on October 1, 2039, at a redemption price of 100% of the principal amount plus accrued interest through the redemption date.  In the fourth quarter of 2014, we will write off $12,532,000 of unamortized deferred financing costs, which will be included as a component of “interest and debt expense” on our consolidated statements of income.

The following is a summary of our debt:

	Interest Rate at	Balance at
(Amounts in thousands)	September 30, 2014	September 30, 2014	December 31, 2013
Mortgages Payable:
Fixed rate	4.47%	$7,723,956	$7,563,133
Variable rate	2.29%	1,549,256	768,860
	4.11%	$9,273,212	$8,331,993

Unsecured Debt:
Senior unsecured notes	4.88%	$1,791,987	$1,350,855
Revolving credit facility debt	1.30%	88,138	295,870
	4.71%	$1,880,125	$1,646,725

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

(Amounts in thousands)
Balance at December 31, 2012	$944,152
Net income	28,960
Other comprehensive income	5,982
Distributions	(25,827)
Redemption of Class A units, at redemption value	(19,627)
Adjustments to carry redeemable Class A units at redemption value	43,709
Redemption of Series D-15 redeemable units	(36,900)
Other, net	10,649
Balance at September 30, 2013	$951,098

Balance at December 31, 2013	$1,003,620
Net income	16,552
Other comprehensive loss	(109)
Distributions	(25,166)
Redemption of Class A units, at redemption value	(22,668)
Adjustments to carry redeemable Class A units at redemption value	144,231
Other, net	23,592
Balance at September 30, 2014	$1,140,052

As of September 30, 2014 and December 31, 2013, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,139,052,000 and $1,002,620,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of September 30, 2014 and December 31, 2013.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

	For the Three Months Ended September 30, 2014
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of June 30, 2014	$92,221	$134,312		$(5,624)	$(30,817)	$(5,650)
OCI before reclassifications	(22,641)	(22,764)		(6,028)	4,781	1,370
Amounts reclassified from AOCI	-	-		-	-	-
Net current period OCI	(22,641)	(22,764)		(6,028)	4,781	1,370
Balance as of September 30, 2014	$69,580	$111,548		$(11,652)	$(26,036)	$(4,280)

	For the Three Months Ended September 30, 2013
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of June 30, 2013	$132,894	$188,570		$(12,041)	$(35,505)	$(8,130)
OCI before reclassifications	(7,163)	(8,252)		(1,669)	(295)	3,053
Amounts reclassified from AOCI	(42,404)	(42,404)	(1)	-	-	-
Net current period OCI	(49,567)	(50,656)		(1,669)	(295)	3,053
Balance as of September 30, 2013	$83,327	$137,914		$(13,710)	$(35,800)	$(5,077)

(1)	Reclassified to "net gain (loss) on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

	For the Nine Months Ended September 30, 2014
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of December 31, 2013	$71,537	$119,309		$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	(1,957)	(7,761)		(151)	5,846	109
Amounts reclassified from AOCI	-	-		-	-	-
Net current period OCI	(1,957)	(7,761)		(151)	5,846	109
Balance as of September 30, 2014	$69,580	$111,548		$(11,652)	$(26,036)	$(4,280)

	For the Nine Months Ended September 30, 2013
		Securities		Pro rata share of	Interest
		available-		nonconsolidated	rate
(Amounts in thousands)	Total	for-sale		subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432		$11,313	$(50,065)	$374
OCI before reclassifications	144,677	160,886		(25,023)	14,265	(5,451)
Amounts reclassified from AOCI	(42,404)	(42,404)	(1)	-	-	-
Net current period OCI	102,273	118,482		(25,023)	14,265	(5,451)
Balance as of September 30, 2013	$83,327	$137,914		$(13,710)	$(35,800)	$(5,077)

(1)	Reclassified to "net gain (loss) on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Variable Interest Entities (“VIEs”)

At September 30, 2014, we have unconsolidated VIEs comprised of our investments in the entities that own One Park Avenue, Independence Plaza and the Warner Building, and at December 31, 2013, our unconsolidated VIEs comprised of our investments in the entities that own Independence Plaza and the Warner Building.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of September 30, 2014 and December 31, 2013, the net carrying amounts of our investment in these entities were $284,440,000 and $152,929,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.  We did not have any consolidated VIEs as of September 30, 2014 and December 31, 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at September 30, 2014 and December 31, 2013, respectively.

	As of September 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$184,154	$184,154	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	495,392	-	-	495,392
Deferred compensation plan assets (included in other assets)	113,549	50,366	-	63,183
Total assets	$793,095	$234,520	$-	$558,575

Mandatorily redeemable instruments (included in other liabilities)	$55,096	$55,096	$-	$-
Interest rate swap (included in other liabilities)	26,036	-	26,036	-
Total liabilities	$81,132	$55,096	$26,036	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$191,917	$191,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	667,710	-	-	667,710
Deferred compensation plan assets (included in other assets)	116,515	47,733	-	68,782
Total assets	$976,142	$239,650	$-	$736,492

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	31,882	-	31,882	-
Total liabilities	$86,979	$55,097	$31,882	$-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

15.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At September 30, 2014, our Real Estate Fund had seven investments with an aggregate fair value of $495,392,000, or $158,317,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.5 to 5.8 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at September 30, 2014.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	13.7%
Terminal capitalization rates	5.0% to 6.3%	5.8%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and nine months ended September 30, 2014 and 2013.

	Real Estate Fund Investments		Real Estate Fund Investments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance	$549,091	$622,124	$667,710	$600,786
Purchases	725	7,406	3,392	38,299
Dispositions / Distributions	(74,755)	(14,184)	(307,268)	(70,848)
Net unrealized gains	18,333	12,367	55,221	59,476
Net realized gains	51,584	8,184	126,653	8,184
Previously recorded unrealized gains	(49,586)	-	(50,316)	-
Other, net	-	93	-	93
Ending balance	$495,392	$635,990	$495,392	$635,990

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three and nine months ended September 30, 2014 and 2013.

	Deferred Compensation Plan Assets		Deferred Compensation Plan Assets
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance	$64,609	$66,502	$68,782	$62,631
Purchases	1,377	880	10,936	4,027
Sales	(4,917)	(873)	(21,296)	(5,318)
Realized and unrealized gain (loss)	927	(42)	2,901	4,094
Other, net	1,187	58	1,860	1,091
Ending balance	$63,183	$66,525	$63,183	$66,525

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets, our investment in Suffolk Downs and our investment in Toys that were written-down to estimated fair value at September 30, 2014 or at December 31, 2013.  The fair value of our real estate assets and our investment in Suffolk Downs was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  In determining the fair value of our investment in Toys, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys and Toys’ historical results, financial forecasts and business outlook.  Our determination of the fair value of our investment in Toys included consideration of the following widely-used valuation methodologies: (i) market multiple methodology, that considered comparable publicly traded retail companies and a range of EBITDA multiples from 5.75x to 6.5x, (ii) comparable sales transactions methodology, that considered sales of retailers ranging in size from $150 million to $3 billion, (iii) a discounted cash flow methodology, that utilized five-year financial projections and assumed a terminal EBITDA multiple of 5.75x, a 10% discount rate and a 38% tax rate, and (iv) a Black-Scholes valuation analysis, that assumed one, two and three year time-to-expiration periods and 24% to 29% volatility factors.  Generally, we consider a number of valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of September 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Suffolk Downs	$1,328	$-	$-	$1,328

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$354,351	$-	$-	$354,351
Investment in Toys "R" Us	83,224	-	-	83,224
Total assets	$437,575	$-	$-	$437,575

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

15.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$1,361,305	$1,361,000	$295,000	$295,000
Mortgage and mezzanine loans receivable	17,085	17,000	170,972	171,000
	$1,378,390	$1,378,000	$465,972	$466,000
Debt:
Mortgages payable	$9,273,212	$9,192,000	$8,331,993	$8,104,000
Senior unsecured notes	1,791,987	1,840,000	1,350,855	1,402,000
Revolving credit facility debt	88,138	88,000	295,870	296,000
	$11,153,337	$11,120,000	$9,978,718	$9,802,000

16.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, Vornado restricted stock, restricted units and out-performance plan awards to certain of Vornado’s employees and officers.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $8,315,000 and $9,201,000 in the three months ended September 30, 2014 and 2013, respectively and $28,389,000 and $25,796,000 in the nine months ended September 30, 2014 and 2013, respectively.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

17.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
BMS cleaning fees	$22,467	$15,898	$63,618	$49,071
Signage revenue	7,698	8,738	25,889	23,566
Management and leasing fees	4,662	7,977	17,027	19,661
Lease termination fees (1)	3,764	20,344	12,102	87,353
Other income	7,820	7,892	23,982	25,872
	$46,411	$60,849	$142,618	$205,523

(1)

The three and nine months ended September 30, 2013 includes a $19,500 termination fee income from a tenant at 1290 Avenue of the Americas. The nine months ended September 30, 2013 also includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

Management and leasing fees include management fees from Interstate Properties, a related party, of $132,000 and $134,000 for the three months ended September 30, 2014 and 2013, respectively, and $397,000 and $467,000 for the nine months ended September 30, 2014 and 2013, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “(loss) income from partially owned entities” (see Note 8 – Investments in Partially Owned Entities).

18.     Interest and Other Investment Income (Loss), Net

The following table sets forth the details of interest and other investment income (loss):

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Dividends and interest on marketable securities	$3,200	$2,804	$9,504	$8,344
Mark-to-market of investments in our deferred compensation plan (1)	1,352	269	8,132	6,207
Interest on mezzanine loans receivable	404	4,766	3,524	14,783
Loss from the mark-to-market of J.C. Penney
derivative position	-	(20,012)	-	(33,487)
Non-cash impairment loss on J.C. Penney common shares	-	-	-	(39,487)
Income from prepayment penalties in connection with the
repayment of a mezzanine loan receivable	-	-	-	5,267
Other, net	2,646	1,898	7,770	5,438
	$7,602	$(10,275)	$28,930	$(32,935)

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

19.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest expense	$124,163	125,256	$367,899	$373,619
Amortization of deferred financing costs	7,292	4,952	20,231	15,084
Capitalized interest	(16,335)	(10,532)	(46,517)	(28,024)
	$115,120	$119,676	$341,613	$360,679

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options and restricted unit awards.

	For the Three Months		For the Nine Months
(Amounts in thousands, except per unit amounts)	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	$101,381	$87,100	$286,001	$256,525
Income from discontinued operations, net of income attributable
to noncontrolling interests in consolidated subsidiaries	58,131	21,318	61,800	296,925
Net income attributable to Vornado Realty L.P.	159,512	108,418	347,801	553,450
Preferred unit distributions	(20,378)	(20,381)	(61,137)	(63,585)
Preferred unit redemptions	-	-	-	(1,130)
Net income attributable to Class A unitholders	139,134	88,037	286,664	488,735
Earnings allocated to unvested participating securities	(769)	(699)	(2,436)	(2,203)
Numerator for basic income per Class A unit	138,365	87,338	284,228	486,532
Impact of assumed conversions:
Convertible preferred unit distributions	24	-	-	82
Numerator for diluted income per Class A unit	$138,389	$87,338	$284,228	$486,614

Denominator:
Denominator for basic income per Class A unit – weighted
average units	198,322	197,599	198,158	197,510
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,577	1,118	1,510	1,049
Convertible preferred units	41	-	-	48
Denominator for diluted income per Class A unit – weighted average
units and assumed conversions	199,940	198,717	199,668	198,607

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.41	$0.33	$1.12	$0.96
Income from discontinued operations, net	0.29	0.11	0.31	1.50
Net income per Class A unit	$0.70	$0.44	$1.43	$2.46

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.40	$0.33	$1.11	$0.96
Income from discontinued operations, net	0.29	0.11	0.31	1.49
Net income per Class A unit	$0.69	$0.44	$1.42	$2.45

(1)

The effect of dilutive securities in the three months ended September 30, 2014 and 2013 excludes an aggregate of 117 and 1,009 weighted average Class A unit equivalents, respectively, and 182 and 962 weighted average Class A unit equivalents in the nine months ended September 30, 2014 and 2013, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $360,000,000.

At September 30, 2014, $39,947,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $111,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Subsequent Events

On October 27, 2014, we completed a $140,000,000 financing of 655 Fifth Avenue, a 57,500 square foot retail and office property.  The loan is interest only at LIBOR plus 1.40% and matures in October 2019 with two one-year extension options.

On October 31, 2014, we entered into an agreement to sell 1740 Broadway, a 601,000 square foot office building in Manhattan for approximately $605,000,000.  The sale will result in net proceeds of approximately $585,000,000, after closing costs, and result in a financial statement gain of approximately $443,000,000.  The tax gain will be approximately $483,000,000, which will be deferred in like-kind exchanges, primarily for the St. Regis Fifth Avenue retail (see Note 4 – Acquisitions).  The sale is subject to customary closing conditions and is expected to be completed in the fourth quarter of 2014.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

23.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended September 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$670,909	$394,579		$133,541		$82,442		$-	$60,347
Total expenses	450,310	243,314		88,375		44,466		-	74,155
Operating income (loss)	220,599	151,265		45,166		37,976		-	(13,808)
(Loss) income from partially owned
entities, including Toys	(25,663)	5,810		(1,411)		371		(18,418)	(12,015)
Income from Real Estate Fund	24,160	-		-		-		-	24,160
Interest and other investment income, net	7,602	1,859		15		9		-	5,719
Interest and debt expense	(115,120)	(43,061)		(18,685)		(10,056)		-	(43,318)
Net gain on disposition of wholly owned and
partially owned assets	2,665	-		-		-		-	2,665
Income (loss) before income taxes	114,243	115,873		25,085		28,300		(18,418)	(36,597)
Income tax expense	(3,177)	(802)		(130)		(525)		-	(1,720)
Income (loss) from continuing operations	111,066	115,071		24,955		27,775		(18,418)	(38,317)
Income from discontinued operations	58,131	-		-		57,499		-	632
Net income (loss)	169,197	115,071		24,955		85,274		(18,418)	(37,685)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(9,685)	(2,690)		-		(76)		-	(6,919)
Net income (loss) attributable to
Vornado Realty L.P.	159,512	112,381		24,955		85,198		(18,418)	(44,604)
Interest and debt expense(2)	160,252	58,010		22,208		11,205		22,471	46,358
Depreciation and amortization(2)	160,270	79,446		36,411		15,256		9,923	19,234
Income tax expense (benefit) (2)	2,232	746		145		525		(1,536)	2,352
EBITDA(1)	$482,266	$250,583	(3)	$83,719	(4)	$112,184	(5)	$12,440	$23,340	(6)

(Amounts in thousands)	For the Three Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$668,989	$388,747		$137,604		$81,439		$-	$61,199
Total expenses	434,138	223,992		87,612		45,461		-	77,073
Operating income (loss)	234,851	164,755		49,992		35,978		-	(15,874)
(Loss) income from partially owned
entities, including Toys	(32,756)	4,189		(2,003)		188		(34,209)	(921)
Income from Real Estate Fund	22,913	-		-		-		-	22,913
Interest and other investment (loss) income, net	(10,275)	1,468		17		1		-	(11,761)
Interest and debt expense	(119,676)	(42,349)		(27,246)		(10,834)		-	(39,247)
Net gain on disposition of wholly owned and
partially owned assets	15,138	-		-		1,377		-	13,761
Income (loss) before income taxes	110,195	128,063		20,760		26,710		(34,209)	(31,129)
Income tax expense	(2,222)	(65)		(766)		(731)		-	(660)
Income (loss) from continuing operations	107,973	127,998		19,994		25,979		(34,209)	(31,789)
Income from discontinued operations	24,278	2,883		-		21,149		-	246
Net income (loss)	132,251	130,881		19,994		47,128		(34,209)	(31,543)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(23,833)	(6,556)		-		(2,970)		-	(14,307)
Net income (loss) attributable to
Vornado Realty L.P.	108,418	124,325		19,994		44,158		(34,209)	(45,850)
Interest and debt expense(2)	183,116	59,344		30,717		12,119		38,435	42,501
Depreciation and amortization(2)	172,756	67,294		35,403		17,573		32,176	20,310
Income tax (benefit) expense (2)	(20,292)	67		828		731		(22,690)	772
EBITDA(1)	$443,998	$251,030	(3)	$86,942	(4)	$74,581	(5)	$13,712	$17,733	(6)

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

23.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,997,702	$1,151,395		$403,645		$253,623		$-	$189,039
Total expenses	1,383,618	716,125		265,299		173,945		-	228,249
Operating income (loss)	614,084	435,270		138,346		79,678		-	(39,210)
(Loss) income from partially owned
entities, including Toys	(77,426)	16,372		(4,925)		1,250		(74,162)	(15,961)
Income from Real Estate Fund	142,418	-		-		-		-	142,418
Interest and other investment income, net	28,930	4,979		93		26		-	23,832
Interest and debt expense	(341,613)	(134,970)		(56,692)		(28,565)		-	(121,386)
Net gain on disposition of wholly
owned and partially owned assets	13,205	-		-		-		-	13,205
Income (loss) before income taxes	379,598	321,651		76,822		52,389		(74,162)	2,898
Income tax expense	(8,358)	(2,997)		(46)		(1,575)		-	(3,740)
Income (loss) from continuing operations	371,240	318,654		76,776		50,814		(74,162)	(842)
Income from discontinued operations	61,800	-		-		60,993		-	807
Net income (loss)	433,040	318,654		76,776		111,807		(74,162)	(35)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(85,239)	(7,203)		-		(114)		-	(77,922)
Net income (loss) attributable to
Vornado Realty L.P.	347,801	311,451		76,776		111,693		(74,162)	(77,957)
Interest and debt expense(2)	510,724	180,150		67,469		31,989		100,549	130,567
Depreciation and amortization(2)	530,052	241,040		108,367		56,387		64,533	59,725
Income tax expense (2)	21,489	3,069		88		1,575		12,106	4,651
EBITDA(1)	$1,410,066	$735,710	(3)	$252,700	(4)	$201,644	(5)	$103,026	$116,986	(6)

(Amounts in thousands)	For the Nine Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,058,525	$1,129,248		$406,652		$303,704		$-	$218,921
Total expenses	1,362,975	700,652		258,591		140,343		-	263,389
Operating income (loss)	695,550	428,596		148,061		163,361		-	(44,468)
(Loss) income from partially owned
entities, including Toys	(45,620)	14,020		(6,545)		1,512		(69,311)	14,704
Income from Real Estate Fund	73,947	-		-		-		-	73,947
Interest and other investment (loss) income, net	(32,935)	4,076		99		3		-	(37,113)
Interest and debt expense	(360,679)	(125,428)		(83,350)		(32,637)		-	(119,264)
Net (loss) gain on disposition of wholly
owned and partially owned assets	(20,581)	-		-		1,377		-	(21,958)
Income (loss) before income taxes	309,682	321,264		58,265		133,616		(69,311)	(134,152)
Income tax expense	(6,172)	(1,298)		(1,949)		(1,480)		-	(1,445)
Income (loss) from continuing operations	303,510	319,966		56,316		132,136		(69,311)	(135,597)
Income (loss) from discontinued operations	299,989	8,539		-		292,279		-	(829)
Net income (loss)	603,499	328,505		56,316		424,415		(69,311)	(136,426)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(50,049)	(9,518)		-		(3,079)		-	(37,452)
Net income (loss) attributable to
Vornado Realty L.P.	553,450	318,987		56,316		421,336		(69,311)	(173,878)
Interest and debt expense(2)	551,357	163,579		93,715		40,057		119,347	134,659
Depreciation and amortization(2)	549,072	220,280		105,799		52,440		103,732	66,821
Income tax expense(2)	18,101	1,444		2,134		1,480		10,959	2,084
EBITDA(1)	$1,671,980	$704,290	(3)	$257,964	(4)	$515,313	(5)	$164,727	$29,686	(6)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Office(a)	$159,568	$172,367	$480,280	$476,849
	Retail	71,327	59,782	205,469	177,394
	Alexander's	10,387	10,387	31,088	31,141
	Hotel Pennsylvania	9,301	8,494	18,873	18,906
	Total New York	$250,583	$251,030	$735,710	$704,290

	(a)

The three months ended September 30, 2014 and 2013, includes $2,140 and $12,029, respectively, of lease termination income, net. The nine months ended September 30, 2014 and 2013, includes $4,543 and $17,373, respectively, of lease termination income, net.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Office, excluding the Skyline Properties	$65,904	$69,220	$200,218	$202,463
	Skyline properties	7,698	6,841	21,270	22,546
	Total Office	73,602	76,061	221,488	225,009
	Residential	10,117	10,881	31,212	32,955
	Total Washington, DC	$83,719	$86,942	$252,700	$257,964

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Strip shopping centers(a)	$97,122	$59,175	$178,499	$264,065
	Regional malls(b)	15,062	15,406	23,145	251,248
	Total Retail properties	$112,184	$74,581	$201,644	$515,313

	(a)

The three months ended September 30, 2014 and 2013, includes $57,796 and $16,087, respectively, of net gains on sale of real estate. The nine months ended September 30, 2014 and 2013, includes $57,796 and $81,806, respectively, of net gains on sale of real estate and the nine months ended September 30, 2013 also includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)

The nine months ended September 30, 2014, includes a $20,000 non-cash impairment loss on Springfield Town Center. The nine months ended September 30, 2013, includes a $202,275 net gain on sale of the Green Acres Mall.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

23.    Segment Information – continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,059	$2,086	$6,676	$5,737
	Net realized gains on exited investments	12,896	2,046	31,663	2,046
	Previously recorded unrealized gains on exited investments	(12,397)	-	(12,579)	-
	Net unrealized gains on held investments	4,583	3,092	13,805	14,869
	Carried interest	8,431	267	21,636	11,974
	Total	15,572	7,491	61,201	34,626
	The Mart and trade shows	19,497	14,925	61,038	54,232
	555 California Street	11,994	10,720	35,566	32,371
	India real estate ventures	2,651	695	4,574	4,708
	LNR(a)	-	-	-	20,443
	Other investments	4,618	5,330	13,825	21,138
		54,332	39,161	176,204	167,518
	Corporate general and administrative expenses(b)	(22,948)	(23,467)	(71,952)	(71,054)
	Investment income and other, net(b)	6,659	11,108	22,764	39,153
	Suffolk Downs impairment loss and loan loss reserve	(10,263)	-	(10,263)	-
	Acquisition and transaction related costs(c)	(7,105)	(2,818)	(12,972)	(6,769)
	Net gain on sale of residential condominiums and a land parcel	2,665	134	13,205	1,139
	Net gain on sale of marketable securities	-	31,741	-	31,741
	Loss from the mark-to-market of J.C. Penney
	derivative position	-	(20,012)	-	(33,487)
	Loss on sale of J.C. Penney common shares	-	(18,114)	-	(54,914)
	Non-cash impairment loss on J.C. Penney common shares	-	-	-	(39,487)
	Severance costs (primarily reduction-in-force at the Mart)	-	-	-	(4,154)
		$23,340	$17,733	$116,986	$29,686

	(a)		On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $1,352 and $269 for the three months ended September 30, 2014 and 2013, respectively, and $8,132 and $6,207 for the nine months ended September 30, 2014 and 2013, respectively.

	(c)

The three and nine months ended September 30, 2014, includes $5,828 and $9,343, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls (see Note 1 - Organization).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2014.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended September 30, 2014.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	(5.7%)	(5.2%)	(3.1%)
Nine-month	15.1%	11.7%	14.0%
One-year	22.5%	12.4%	13.3%
Three-year	49.7%	47.9%	58.6%
Five-year	85.6%	69.6%	109.7%
Ten-year	139.4%	89.1%	124.1%

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

On April 11, 2014, we announced a plan to spin off our shopping center business, consisting of 80 strip centers, four malls and a warehouse park adjacent to our East Hanover strip center, into a new publicly traded REIT, Urban Edge Properties (“UE”), formerly Vornado Spinco.  The spin-off is expected to be effectuated through a pro rata distribution of UE’s common shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  We expect the spin-off to be completed by the end of 2014, subject to certain conditions, including the Securities and Exchange Commission (“SEC”) declaring UE’s Form 10 registration statement effective, filing and approval of UE’s listing application with the NYSE, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.  Vornado will retain, for disposition in the near term, 20 small retail assets which do not fit UE’s strategy, and the Springfield Town Center, which is under contract for disposition (see Note 9 – Dispositions of the notes to our consolidated financial statements in Part I of this quarterly report on Form 10-Q).

Overview – continued

Quarter Ended September 30, 2014 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2014 was $139,134,000, or $0.69 per diluted unit, compared to $88,037,000, or $0.44 per diluted unit for the quarter ended September 30, 2013.  Net income for the quarters ended September 30, 2014 and 2013 include $57,796,000 and $16,087,000, respectively, of net gains on sale of real estate and $2,546,000 of real estate impairment losses in the quarter ended September 30, 2013.  In addition, the quarters ended September 30, 2014 and 2013 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders for the quarter ended September 30, 2014 by $24,686,000, or $0.12 per diluted unit, and decreased net income attributable to Class A unitholders for the quarter ended September 30, 2013 by $21,840,000 or $0.11 per diluted unit.

	For the Three Months Ended September 30,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us net loss	$(18,418)	$(34,209)
Impairment loss and loan loss reserve on investment in Suffolk Downs	(10,263)	-
Acquisition and transaction related costs	(7,105)	(2,818)
Net gain on sale of residential condominiums	2,665	134
Income from discontinued operations	335	4,694
Losses from the disposition of investment in J.C. Penney	-	(38,126)
Net gain on sale of marketable securities	-	31,741
Other, net	(324)	3,203
Items that affect comparability	$(33,110)	$(35,381)

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  and Cash basis same store EBITDA of our operating segments for the quarter ended September 30, 2014 over the quarter ended September 30, 2013 and the trailing quarter ended June 30, 2014 are summarized below.

Same Store EBITDA:			Retail Properties
	New York	Washington, DC	UE	Total
September 30, 2014 vs. September 30, 2013
Same store EBITDA	4.6%	(2.7%)	1.3%	1.1%
Cash basis same store EBITDA	5.2%	(4.1%)	2.9%	1.8%
September 30, 2014 vs. June 30, 2014
Same store EBITDA	(0.9%)	(0.6%)	0.6%	0.3%
Cash basis same store EBITDA	(1.2%)	(0.9%)	0.3%	(0.2%)

Overview – continued

Nine Months Ended September 30, 2014 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2014 was $286,664,000, or $1.42 per diluted unit, compared to $488,735,000, or $2.45 per diluted unit for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014 and 2013 include $57,796,000 and $284,546,000, respectively, of net gains on sale of real estate, and $20,842,000 and $10,823,000, respectively, of real estate impairment losses.  In addition, the nine months ended September 30, 2014 and 2013 include certain items that affect comparability, which are listed in the table below.  The aggregate of real estate impairment losses, net gains on sale of real estate and the items in the table below decreased net income attributable to Class A unitholders for the nine months ended September 30, 2014 by $48,305,000, or $0.24 per diluted unit, and increased net income attributable to Class A unitholders for the nine months ended September 30, 2013 by $189,566,000, or $0.95 per diluted unit.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us net loss (including impairment losses of $75,196 and $78,542,
respectively)	$(74,162)	$(69,311)
Net gain on sale of residential condominiums and a land parcel in 2014	13,205	1,139
Acquisition and transaction related costs	(12,972)	(6,769)
Impairment loss and loan loss reserve on investment in Suffolk Downs	(10,263)	-
Income from discontinued operations, including LNR in 2013	4,846	28,970
Defeasance cost in connection with the refinancing of 909 Third Avenue	(5,589)	-
Losses from the disposition of investment in J.C. Penney	-	(127,888)
Stop & Shop litigation settlement income	-	59,599
Net gain on sale of marketable securities	-	31,741
The Mart reduction-in-force and severance costs	-	(4,154)
Preferred unit redemptions	-	(1,130)
Other, net	(324)	3,646
Items that affect comparability	$(85,259)	$(84,157)

The percentage increase (decrease) in same store EBITDA and Cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 is summarized below.

Same Store EBITDA:			Retail Properties
	New York	Washington, DC	UE	Total
September 30, 2014 vs. September 30, 2013
Same store EBITDA	5.3%	(2.4%)	1.7%	1.4%
Cash basis same store EBITDA	7.4%	(1.8%)	2.5%	2.1%

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

On July 23, 2014, a joint venture in which we are a 50.1% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in Manhattan.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 130,000 square feet.  Total development costs are currently estimated to be approximately $125,000,000.

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

On October 28, 2014, we completed the purchase of the St. Regis Fifth Avenue retail for $700,000,000.  We own approximately 75% of the joint venture which owns the property.  The acquisition will be used in a like-kind exchange for income tax purposes for the sale of 1740 Broadway (see Note 22 – Subsequent Events of the notes to our consolidated financial statements in Part I of this quarterly report on Form 10-Q).  We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.  As of September 30, 2014, the venture’s $50,000,000 non-refundable deposit was included in “other assets” on our consolidated balance sheet.

2014 Dispositions

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “impairment losses, acquisition and transaction related costs” on our consolidated statements of income. The redevelopment was completed in October 2014 and the closing will be no later than March 31, 2015.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing. The sale resulted in a net gain of approximately $44,155,000, which was recognized in the third quarter of 2014.

During the third quarter of 2014, we sold two of the 20 strip shopping centers which do not fit UE’s strategy (see Note 1 – Organization of the notes to our consolidated financial statements in Part I of this quarterly report on Form 10-Q), in separate transactions, for an aggregate of $15,000,000 in cash, which resulted in a net gain aggregating $13,641,000.

On October 31, 2014, we entered into an agreement to sell 1740 Broadway, a 601,000 square foot office building in Manhattan for approximately $605,000,000.  The sale will result in net proceeds of approximately $585,000,000, after closing costs, and result in a financial statement gain of approximately $443,000,000.  The tax gain will be approximately $483,000,000, which will be deferred in like-kind exchanges, primarily for the St. Regis Fifth Avenue retail (see Note 4 – Acquisitions of the notes to our consolidated financial statements in Part I of this quarterly report on Form 10-Q).  The sale is subject to customary closing conditions and is expected to be completed in the fourth quarter of 2014.

Overview – continued

2014 Financings

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at September 30, 2014) and matures in January 2016, with three one-year extension options.

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

On July 16, 2014, we completed a $130,000,000 financing of Las Catalinas, a 494,000 square foot mall located in the San Juan area of Puerto Rico. The 10-year fixed rate loan bears interest at 4.43% and matures in August 2024.  The loan amortizes based on a 30-year schedule beginning in year six.

On August 12, 2014, we completed a $185,000,000 financing of the Universal buildings, a 690,000 square foot, two-building office complex located in Washington, DC. The loan bears interest at LIBOR plus 1.90% (2.06% at September 30, 2014) and matures in August 2019 with two one-year extension options. The loan amortizes based on a 30-year schedule beginning in the fourth year.

On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

On September 30, 2014, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2015 to November 2018 with two six-month extension options.  The interest rate on the extended facility was lowered from LIBOR plus 125 basis points to LIBOR plus 105 basis points and the facility fee was reduced from 25 to 20 points.

On October 1, 2014, we redeemed all of the $445,000,000 principal amount of our outstanding 7.875% senior unsecured notes, which were scheduled to mature on October 1, 2039, at a redemption price of 100% of the principal amount plus accrued interest through the redemption date.  In the fourth quarter of 2014, we will write off $12,532,000 of unamortized deferred financing costs, which will be included as a component of “interest and debt expense” on our consolidated statements of income.

On October 27, 2014, we completed a $140,000,000 financing of 655 Fifth Avenue, a 57,500 square foot retail and office property.  The loan is interest only at LIBOR plus 1.40% and matures in October 2019 with two one-year extension options.

Vornado Capital Partners Real Estate Fund (the “Fund”)

On June 26, 2014, the Fund sold its 64.7% interest in One Park Avenue to a newly formed joint venture that we and an institutional investor own 55% and 45%, respectively.  This transaction was based on a property value of $560,000,000.  From the inception of this investment through its disposition, the Fund realized a $75,529,000 net gain.

On August 21, 2014, the Fund and its 50% joint venture partner completed the sale of The Shops at Georgetown Park, a 305,000 square foot retail property, for $272,500,000. From the inception of this investment through its disposition, the Fund realized a $51,124,000 net gain.

Overview – continued

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

		New York		Washington, DC		Retail Properties
(Square feet in thousands)		Office	Retail	Office		Strips	Malls

Quarter Ended September 30, 2014
Total square feet leased		556	33	450		243	25
Our share of square feet leased:		483	29	377		243	19
	Initial rent (1)	$68.44	$168.22	$38.32		$17.66	$42.03
	Weighted average lease term (years)	9.7	11.2	7.1		9.0	5.7
	Second generation relet space:
	Square feet	243	15	193		31	2
	Cash basis:
	Initial rent (1)	$70.88	$238.45	$39.30		$27.19	$86.42
	Prior escalated rent	$60.13	$168.14	$42.41		$25.22	$70.11
	Percentage increase (decrease)	17.9%	41.8%	(7.3%)		7.8%	23.3%
	GAAP basis:
	Straight-line rent (2)	$69.12	$247.02	$39.07		$27.89	$86.77
	Prior straight-line rent	$61.40	$161.01	$40.15		$24.74	$65.89
	Percentage increase (decrease)	12.6%	53.4%	(2.7%)		12.7%	31.7%
	Tenant improvements and leasing
	commissions:
	Per square foot	$82.95	$18.90	$34.33		$28.31(3)	$31.04(4)
	Per square foot per annum	$8.55	$1.69	$4.84		$3.15(3)	$5.45(4)
	Percentage of initial rent	12.5%	1.0%	12.6%		17.8%(3)	13.0%(4)

Nine Months Ended September 30, 2014:
Total square feet leased		2,726	68	1,159	(5)	707	104
Our share of square feet leased:		2,321	63	1,055	(5)	707	91
	Initial rent (1)	$66.78	$259.92	$39.57		$18.86	$28.70
	Weighted average lease term (years)	10.9	10.9	7.5		7.0	5.2
	Second generation relet space:
	Square feet	1,817	47	660		366	55
	Cash basis:
	Initial rent (1)	$68.14	$318.17	$39.93		$21.38	$24.30
	Prior escalated rent	$60.47	$236.71	$42.56		$20.19	$22.66
	Percentage increase (decrease)	12.7%	34.4%	(6.2%)		5.9%	7.2%
	GAAP basis:
	Straight-line rent (2)	$67.29	$353.95	$38.76		$21.75	$24.71
	Prior straight-line rent	$57.12	$233.53	$39.20		$19.50	$22.46
	Percentage increase (decrease)	17.8%	51.6%	(1.1%)		11.5%	10.0%
	Tenant improvements and leasing
	commissions:
	Per square foot	$74.65	$56.44	$38.14		$11.53	$9.32
	Per square foot per annum	$6.85	$5.18	$5.09		$1.65	$1.79
	Percentage of initial rent	10.3%	2.0%	12.9%		8.7%	6.2%

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
(3)

Excluding tenant improvements and leasing commissions for a 59 square foot lease at our Kearny strip shopping center, the tenant improvements and leasing commissions per square foot were $3.12 instead of $28.31, $0.45 per square foot per annum instead of $3.15 per square foot per annum and 2.5% of initial rent instead of 17.8% of initial rent.

(4)

Represents tenant improvements and leasing commissions for a 7 square foot lease at our Las Catalinas shopping mall. There were no other tenant improvements and leasing commissions during the quarter ended September 30, 2014.

(5)

Excludes (i) 165 square feet leased to WeWork that will be redeveloped into rental residential apartments (see page 69), and (ii) 71 square feet of retail space that was leased at an initial rent of $47.06 per square foot.

Overview – continued

Square footage (in service) and Occupancy as of September 30, 2014:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	32	19,922	16,660	96.6%
Retail	56	2,370	2,186	96.9%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	94.7%
		27,393	21,714	96.7%

Washington, DC:
Office, excluding the Skyline Properties	51	13,340	11,021	87.1%
Skyline Properties	8	2,648	2,648	53.2%
Total Office	59	15,988	13,669	80.5%
Residential - 2,414 units	7	2,597	2,455	97.0%
Other	6	381	381	100.0%
		18,966	16,505	83.4%

Retail Properties:
Strip Shopping Centers	100	14,439	14,013	94.5%
Regional Malls	5	4,132	2,644	95.5%
		18,571	16,657	94.6%

Other:
The Mart	1	3,586	3,577	96.7%
555 California Street	3	1,799	1,259	96.8%
Primarily Warehouses	5	971	971	45.6%
		6,356	5,807

Total square feet at September 30, 2014		71,286	60,683

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,799	16,358	96.6%
Retail	55	2,389	2,166	97.4%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	94.8%
		27,289	21,392	96.8%

Washington, DC:
Office, excluding the Skyline Properties	51	13,581	11,151	85.4%
Skyline Properties	8	2,652	2,652	60.8%
Total Office	59	16,233	13,803	80.7%
Residential - 2,405 units	7	2,588	2,446	96.3%
Other	5	379	379	100.0%
		19,200	16,628	83.4%

Retail Properties:
Strip Shopping Centers	101	14,490	14,111	94.7%
Regional Malls	5	4,135	2,646	95.9%
		18,625	16,757	94.9%

Other:
The Mart	2	3,703	3,694	96.3%
555 California Street	3	1,795	1,257	94.5%
Primarily Warehouses	5	971	971	45.6%
		6,469	5,922

Total square feet at December 31, 2013		71,583	60,699

Overview - continued

Washington, DC Segment

We estimate that 2014 EBITDA from continuing operations will be between $5,000,000 and $10,000,000 lower than 2013 EBITDA, due to the effects of Base Realignment and Closure (“BRAC”) related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area.  EBITDA from continuing operations for the nine months ended September 30, 2014, was lower than the prior year’s nine months by $5,264,000, which was offset by an interest expense reduction of $18,318,000 from the restructuring of the Skyline properties mortgage loan in October 2013.  As a result of this and other items, the overall earnings in the nine months ended September 30, 2014 were higher than the prior year’s nine months.

Of the 2,395,000 square feet subject to the effects of the BRAC statute, 393,000 square feet has been taken out of service for redevelopment and 952,000 square feet has been leased.  The table below summarizes the status of the BRAC space as of September 30, 2014.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of September 30, 2014	$37.97	952,000	591,000	281,000	80,000
Taken out of service for redevelopment		393,000	393,000	-	-
		1,345,000	984,000	281,000	80,000

To Be Resolved:
Vacated as of September 30, 2014	36.41	835,000	367,000	402,000	66,000
Expiring in:
2014	39.54	26,000	-	26,000	-
2015	36.76	189,000	88,000	101,000	-
		1,050,000	455,000	529,000	66,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended September 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$670,909	$394,579		$133,541		$82,442		$-	$60,347
Total expenses	450,310	243,314		88,375		44,466		-	74,155
Operating income (loss)	220,599	151,265		45,166		37,976		-	(13,808)
(Loss) income from partially owned
entities, including Toys	(25,663)	5,810		(1,411)		371		(18,418)	(12,015)
Income from Real Estate Fund	24,160	-		-		-		-	24,160
Interest and other investment income, net	7,602	1,859		15		9		-	5,719
Interest and debt expense	(115,120)	(43,061)		(18,685)		(10,056)		-	(43,318)
Net gain on disposition of wholly owned and
partially owned assets	2,665	-		-		-		-	2,665
Income (loss) before income taxes	114,243	115,873		25,085		28,300		(18,418)	(36,597)
Income tax expense	(3,177)	(802)		(130)		(525)		-	(1,720)
Income (loss) from continuing operations	111,066	115,071		24,955		27,775		(18,418)	(38,317)
Income from discontinued operations	58,131	-		-		57,499		-	632
Net income (loss)	169,197	115,071		24,955		85,274		(18,418)	(37,685)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(9,685)	(2,690)		-		(76)		-	(6,919)
Net income (loss) attributable to
Vornado Realty L.P.	159,512	112,381		24,955		85,198		(18,418)	(44,604)
Interest and debt expense(2)	160,252	58,010		22,208		11,205		22,471	46,358
Depreciation and amortization(2)	160,270	79,446		36,411		15,256		9,923	19,234
Income tax expense (benefit) (2)	2,232	746		145		525		(1,536)	2,352
EBITDA(1)	$482,266	$250,583	(3)	$83,719	(4)	$112,184	(5)	$12,440	$23,340	(6)

(Amounts in thousands)	For the Three Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$668,989	$388,747		$137,604		$81,439		$-	$61,199
Total expenses	434,138	223,992		87,612		45,461		-	77,073
Operating income (loss)	234,851	164,755		49,992		35,978		-	(15,874)
(Loss) income from partially owned
entities, including Toys	(32,756)	4,189		(2,003)		188		(34,209)	(921)
Income from Real Estate Fund	22,913	-		-		-		-	22,913
Interest and other investment (loss) income, net	(10,275)	1,468		17		1		-	(11,761)
Interest and debt expense	(119,676)	(42,349)		(27,246)		(10,834)		-	(39,247)
Net gain on disposition of wholly owned and
partially owned assets	15,138	-		-		1,377		-	13,761
Income (loss) before income taxes	110,195	128,063		20,760		26,710		(34,209)	(31,129)
Income tax expense	(2,222)	(65)		(766)		(731)		-	(660)
Income (loss) from continuing operations	107,973	127,998		19,994		25,979		(34,209)	(31,789)
Income from discontinued operations	24,278	2,883		-		21,149		-	246
Net income (loss)	132,251	130,881		19,994		47,128		(34,209)	(31,543)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(23,833)	(6,556)		-		(2,970)		-	(14,307)
Net income (loss) attributable to
Vornado Realty L.P.	108,418	124,325		19,994		44,158		(34,209)	(45,850)
Interest and debt expense(2)	183,116	59,344		30,717		12,119		38,435	42,501
Depreciation and amortization(2)	172,756	67,294		35,403		17,573		32,176	20,310
Income tax (benefit) expense (2)	(20,292)	67		828		731		(22,690)	772
EBITDA(1)	$443,998	$251,030	(3)	$86,942	(4)	$74,581	(5)	$13,712	$17,733	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2014 and 2013 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Office(a)	$159,568	$172,367
	Retail	71,327	59,782
	Alexander's	10,387	10,387
	Hotel Pennsylvania	9,301	8,494
	Total New York	$250,583	$251,030

	(a)

Includes $12,121 of termination fee income, net, from a tenant at 1290 Avenue of the Americas and $2,368 from discontinued operations in the three months ended September 30, 2013. Excluding these items, EBITDA for the three months ended September 30, 2013 was $157,878.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$65,904	$69,220
	Skyline properties	7,698	6,841
	Total Office	73,602	76,061
	Residential	10,117	10,881
	Total Washington, DC	$83,719	$86,942

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$97,122	$59,175
	Regional malls(b)	15,062	15,406
	Total Retail properties	$112,184	$74,581

	(a)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $57,676 and $19,352 for the three months ended September 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $39,446 and $39,823, respectively.

	(b)

Includes discontinued operations and other gains and losses that affect comparability, aggregating to a loss of $177 and income of $2,140 for the three months ended September 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $15,239 and $13,266, respectively.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2014 and 2013 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,059	$2,086
	Net realized gains on exited investments	12,896	2,046
	Previously recorded unrealized gains on exited investments	(12,397)	-
	Net unrealized gains on held investments	4,583	3,092
	Carried interest	8,431	267
	Total	15,572	7,491
	The Mart and trade shows	19,497	14,925
	555 California Street	11,994	10,720
	India real estate ventures	2,651	695
	Other investments	4,618	5,330
		54,332	39,161
	Corporate general and administrative expenses(a)	(22,948)	(23,467)
	Investment income and other, net(a)	6,659	11,108
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(10,263)	-
	Acquisition and transaction related costs(b)	(7,105)	(2,818)
	Net gain on sale of residential condominiums and a land parcel	2,665	134
	Net gain on sale of marketable securities	-	31,741
	Loss from the mark-to-market of J.C. Penney derivative position	-	(20,012)
	Loss on sale of J.C. Penney common shares	-	(18,114)
		$23,340	$17,733

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $1,352 and $269 for the three months ended September 30, 2014 and 2013, respectively.

	(b)	The three months ended September 30, 2014, includes $5,828 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Three Months
	Ended September 30,
	2014	2013
Region:
New York City metropolitan area	75%	74%
Washington, DC / Northern Virginia metropolitan area	22%	23%
Puerto Rico	1%	1%
Other geographies	2%	2%
	100%	100%

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $670,909,000 in the three months ended September 30, 2014, compared to $668,989,000 in the prior year’s quarter, an increase of $1,920,000.

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York		Washington, DC	Properties	Other
Property rentals:
Acquisitions and other	$3,565		$4,822		$(1,388)	$(65)	$196
Properties taken out of / placed into
service for redevelopment	(3,366)		(1,221)		(497)	426	(2,074)
Hotel Pennsylvania	1,009		1,009		-	-	-
Trade Shows	1,714		-		-	-	1,714
Same store operations	13,813		8,473		1,485	988	2,867
	16,735		13,083		(400)	1,349	2,703

Tenant expense reimbursements:
Acquisitions and other	624		311		286	(4)	31
Properties placed into / taken out of
service for redevelopment	(814)		(530)		43	(165)	(162)
Same store operations	4,706		5,287		(890)	(446)	755
	4,516		5,068		(561)	(615)	624

Cleveland Medical Mart development
project	(4,893)	(1)	-		-	-	(4,893)	(1)

Fee and other income:
BMS cleaning fees	6,569		6,075		-	-	494	(2)
Signage revenue	(1,040)		(1,040)		-	-	-
Management and leasing fees	(3,315)		(1,203)		(2,199)	25	62
Lease termination fees	(16,579)		(16,387)	(3)	(659)	464	3
Other income	(73)		236		(244)	(220)	155
	(14,438)		(12,319)		(3,102)	269	714

Total increase (decrease) in revenues	$1,920		$5,832		$(4,063)	$1,003	$(852)

(1)	Due to completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (3) on page 50.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 50.

(3)	Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas recognized during the third quarter of 2013.

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $450,310,000 in the three months ended September 30, 2014, compared to $434,138,000 in the prior year’s quarter, an increase of $16,172,000.

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$(928)		$(897)	$45	$(22)	$(54)
Properties taken out of / placed into
service for redevelopment	(3,234)		(1,545)	(200)	199	(1,688)
Non-reimbursable expenses, including
bad debt reserves	1,734		2,049	-	-	(315)
Hotel Pennsylvania	250		250	-	-	-
Trade Shows	339		-	-	-	339
BMS expenses	4,605		3,847	-	-	758	(2)
Same store operations	3,908		7,105	(352)	(613)	(2,232)
	6,674		10,809	(507)	(436)	(3,192)

Depreciation and amortization:
Acquisitions and other	1,960		1,961	-	(1)	-
Properties placed into / taken out of
service for redevelopment	1,767		3,464	(215)	(790)	(692)
Same store operations	4,362		1,933	1,718	309	402
	8,089		7,358	1,503	(482)	(290)

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	1,143		-	-	-	1,143
Same store operations	(782)		1,155	(233)	(77)	(1,627)
	361		1,155	(233)	(77)	(484)

Cleveland Medical Mart development
project	(3,239)	(3)	-	-	-	(3,239)	(3)

Acquisition and transaction related costs	4,287		-	-	-	4,287

Total increase (decrease) in expenses	$16,172		$19,322	$763	$(995)	$(2,918)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 49.

(3)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 49.

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

(Loss) Applicable to Toys

In the three months ended September 30, 2014, we recognized a net loss of $18,418,000 from our investment in Toys, comprised of $20,357,000 for our share of Toys’ net loss, partially offset by $1,939,000 of management fees earned and received.

In the three months ended September 30, 2013, we recognized a net loss of $34,209,000 from our investment in Toys, comprised of $36,056,000 for our share of Toys’ net loss, partially offset by $1,847,000 of management fees earned and received.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the three months ended September 30, 2014 and 2013.

	Percentage	For the Three Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2014	2014	2013
Equity in Net (Loss) Income:
Alexander's	32.4%	$7,192	$5,975
India real estate ventures	4.1%-36.5%	(262)	(1,449)
Partially owned office buildings (1)	Various	18	38
Other investments (2)	Various	(14,193)	(3,111)
		$(7,245)	$1,453

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)

Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. The three months ended September 30, 2014 includes a $10,263 non-cash impairment loss and loan loss reserve on our equity and debt investments in Suffolk Downs race track and adjacent land.

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended September 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended September 30,
	2014	2013
Net investment income	$3,829	$2,362
Net realized gains on exited investments	51,584	8,184
Previously recorded unrealized gains on exited investments	(49,586)	-
Net unrealized gains on held investments	18,333	12,367
Income from Real Estate Fund	24,160	22,913
Less income attributable to noncontrolling interests	(8,588)	(15,422)
Income from Real Estate Fund attributable to Vornado Realty L.P. (1)	$15,572	$7,491
___________________________________

(1)

Excludes management, leasing and development fees of $759 and $770 for the three months ended September 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was income of $7,602,000 in the three months ended September 30, 2014, compared to a loss of $10,275,000 in the prior year’s quarter, an increase in income of $17,877,000. This increase resulted from:

(Amounts in thousands)
J.C. Penney derivative position mark-to-market loss in 2013	$20,012
Lower interest on mezzanine loans receivable in the current year	(4,362)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	1,083
Other, net	1,144
$17,877

Interest and Debt Expense

Interest and debt expense was $115,120,000 in the three months ended September 30, 2014, compared to $119,676,000 in the prior year’s quarter, a decrease of $4,556,000. This decrease was primarily due to (i) $5,803,000 of higher capitalized interest in the current year’s quarter and (ii) $6,314,000 of interest savings from the restructuring of the Skyline properties mortgage loan in October 2013, partially offset by (iii) $3,522,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014 and (iv) $2,899,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended September 30, 2014, we recognized net gains of $2,665,000 from the sale of residential condominiums.  In the three months ended September 30, 2013, we recognized a $15,138,000 net gain on disposition of wholly owned and partially owned assets, primarily from a $31,741,000 net gain on the sale of a marketable security, partially offset by an $18,114,000 net loss on sale of the remaining 13,400,000 J.C. Penney common shares.

Income Tax Expense

Income tax expense was $3,177,000 in the three months ended September 30, 2014, compared to $2,222,000 in the prior year’s quarter, an increase of $955,000.  This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,
(Amounts in thousands)	2014	2013
Total revenues	$836	$17,354
Total expenses	501	11,352
	335	6,002
Net gain on sale of Beverly Connection	44,155	-
Net gains on sale of other real estate	13,641	18,996
Impairment losses	-	(720)
Income from discontinued operations	$58,131	$24,278

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $9,685,000 in the three months ended September 30, 2014, compared to $23,833,000 in the prior year’s quarter, a decrease of $14,148,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our Real Estate Fund.

Preferred Unit Distributions

Preferred unit distributions were $20,378,000 in the three months ended September 30, 2014, compared to $20,381,000 in the prior year’s quarter, a decrease of $3,000.

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended September 30, 2014	$250,583	$83,719	$112,184
Add-back:
Non-property level overhead expenses included above	7,986	6,454	4,163
Less EBITDA from:
Acquisitions	(8,640)	-	-
Dispositions, including net gains on sale	-	(73)	(57,501)
Properties taken out-of-service for redevelopment	(5,897)	(994)	(1,638)
Other non-operating income	(3,078)	(421)	(4,217)
Same store EBITDA for the three months ended September 30, 2014	$240,954	$88,685	$52,991

EBITDA for the three months ended September 30, 2013	$251,030	$86,942	$74,581
Add-back:
Non-property level overhead expenses included above	6,831	6,687	4,240
Less EBITDA from:
Acquisitions	(11)	-	-
Dispositions, including net gains on sale	(2,481)	-	(21,543)
Properties taken out-of-service for redevelopment	(5,412)	(1,592)	(1,512)
Other non-operating income	(19,543)	(914)	(3,342)
Same store EBITDA for the three months ended September 30, 2013	$230,414	$91,123	$52,424

Increase (decrease) in same store EBITDA -
Three months ended September 30, 2014 vs. September 30, 2013(1)	$10,540	$(2,438)	$567

% increase (decrease) in same store EBITDA	4.6%	(2.7%)	1.1%

(1) See notes on following page

Results of Operations – Three Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Notes to preceding tabular information

New York:

The $10,540,000 increase in New York same store EBITDA resulted primarily from increases in Retail and Office of $5,064,000 and $4,698,000, respectively.  The Retail and Office increases resulted primarily from higher average rent per square foot, partially offset by higher operating expenses, net of reimbursements, of $1,818,000.

Washington, DC:

The $2,438,000 decrease in Washington, DC same store EBITDA resulted primarily from a lower leasing fee in 2014.

Retail Properties:

The $567,000 increase in Retail Properties same store EBITDA resulted primarily from an increase in rental revenue of $988,000, primarily due to an increase in average annual rents per square foot and same store occupancy, partially offset by an increase in operating expenses, net of reimbursements.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended September 30, 2014	$240,954	$88,685	$52,991
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,363)	(2,771)	(2,019)
Cash basis same store EBITDA for the three months ended
September 30, 2014	$212,591	$85,914	$50,972

Same store EBITDA for the three months ended September 30, 2013	$230,414	$91,123	$52,424
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,345)	(1,514)	(2,329)
Cash basis same store EBITDA for the three months ended
September 30, 2013	$202,069	$89,609	$50,095

Increase (decrease) in Cash basis same store EBITDA -
Three months ended September 30, 2014 vs. September 30, 2013	$10,522	$(3,695)	$877

% increase (decrease) in Cash basis same store EBITDA	5.2%	(4.1%)	1.8%

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2014 and 2013.

(Amounts in thousands)	For the Nine Months Ended September 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,997,702	$1,151,395		$403,645		$253,623		$-	$189,039
Total expenses	1,383,618	716,125		265,299		173,945		-	228,249
Operating income (loss)	614,084	435,270		138,346		79,678		-	(39,210)
(Loss) income from partially owned
entities, including Toys	(77,426)	16,372		(4,925)		1,250		(74,162)	(15,961)
Income from Real Estate Fund	142,418	-		-		-		-	142,418
Interest and other investment income, net	28,930	4,979		93		26		-	23,832
Interest and debt expense	(341,613)	(134,970)		(56,692)		(28,565)		-	(121,386)
Net gain on disposition of wholly
owned and partially owned assets	13,205	-		-		-		-	13,205
Income (loss) before income taxes	379,598	321,651		76,822		52,389		(74,162)	2,898
Income tax expense	(8,358)	(2,997)		(46)		(1,575)		-	(3,740)
Income (loss) from continuing operations	371,240	318,654		76,776		50,814		(74,162)	(842)
Income from discontinued operations	61,800	-		-		60,993		-	807
Net income (loss)	433,040	318,654		76,776		111,807		(74,162)	(35)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(85,239)	(7,203)		-		(114)		-	(77,922)
Net income (loss) attributable to
Vornado Realty L.P.	347,801	311,451		76,776		111,693		(74,162)	(77,957)
Interest and debt expense(2)	510,724	180,150		67,469		31,989		100,549	130,567
Depreciation and amortization(2)	530,052	241,040		108,367		56,387		64,533	59,725
Income tax expense (2)	21,489	3,069		88		1,575		12,106	4,651
EBITDA(1)	$1,410,066	$735,710	(3)	$252,700	(4)	$201,644	(5)	$103,026	$116,986	(6)

(Amounts in thousands)	For the Nine Months Ended September 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,058,525	$1,129,248		$406,652		$303,704		$-	$218,921
Total expenses	1,362,975	700,652		258,591		140,343		-	263,389
Operating income (loss)	695,550	428,596		148,061		163,361		-	(44,468)
(Loss) income from partially owned
entities, including Toys	(45,620)	14,020		(6,545)		1,512		(69,311)	14,704
Income from Real Estate Fund	73,947	-		-		-		-	73,947
Interest and other investment (loss) income, net	(32,935)	4,076		99		3		-	(37,113)
Interest and debt expense	(360,679)	(125,428)		(83,350)		(32,637)		-	(119,264)
Net (loss) gain on disposition of wholly
owned and partially owned assets	(20,581)	-		-		1,377		-	(21,958)
Income (loss) before income taxes	309,682	321,264		58,265		133,616		(69,311)	(134,152)
Income tax expense	(6,172)	(1,298)		(1,949)		(1,480)		-	(1,445)
Income (loss) from continuing operations	303,510	319,966		56,316		132,136		(69,311)	(135,597)
Income (loss) from discontinued operations	299,989	8,539		-		292,279		-	(829)
Net income (loss)	603,499	328,505		56,316		424,415		(69,311)	(136,426)
Less net income attributable to noncontrolling
interests in consolidated subsidiaries	(50,049)	(9,518)		-		(3,079)		-	(37,452)
Net income (loss) attributable to
Vornado Realty L.P.	553,450	318,987		56,316		421,336		(69,311)	(173,878)
Interest and debt expense(2)	551,357	163,579		93,715		40,057		119,347	134,659
Depreciation and amortization(2)	549,072	220,280		105,799		52,440		103,732	66,821
Income tax expense(2)	18,101	1,444		2,134		1,480		10,959	2,084
EBITDA(1)	$1,671,980	$704,290	(3)	$257,964	(4)	$515,313	(5)	$164,727	$29,686	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2014 and 2013 - continued

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

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Office(a)	$480,280	$476,849
	Retail	205,469	177,394
	Alexander's	31,088	31,141
	Hotel Pennsylvania	18,873	18,906
	Total New York	$735,710	$704,290

	(a)

Includes $12,121 of termination fee income, net, from a tenant at 1290 Avenue of the Americas and $7,207 from discontinued operations in the nine months ended September 30, 2013. Excluding these items, EBITDA for the nine months ended September 30, 2013 was $457,521.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$200,218	$202,463
	Skyline properties	21,270	22,546
	Total Office	221,488	225,009
	Residential	31,212	32,955
	Total Washington, DC	$252,700	$257,964

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$178,499	$264,065
	Regional malls(b)	23,145	251,248
	Total Retail properties	$201,644	$515,313

	(a)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $62,479 and $152,522 for the nine months ended September 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $116,020 and $111,543, respectively.

	(b)

Includes discontinued operations and other gains and losses that affect comparability, aggregating to a loss of $20,016 and income of $209,332 for the nine months ended September 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $43,161 and $41,916, respectively.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2014 and 2013 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Nine Months Ended September 30,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$6,676	$5,737
	Net realized gains on exited investments	31,663	2,046
	Previously recorded unrealized gains on exited investments	(12,579)	-
	Net unrealized gains on held investments	13,805	14,869
	Carried interest	21,636	11,974
	Total	61,201	34,626
	The Mart and trade shows	61,038	54,232
	555 California Street	35,566	32,371
	India real estate ventures	4,574	4,708
	LNR(a)	-	20,443
	Other investments	13,825	21,138
		176,204	167,518
	Corporate general and administrative expenses(b)	(71,952)	(71,054)
	Investment income and other, net(b)	22,764	39,153
	Net gain on sale of residential condominiums and a land parcel	13,205	1,139
	Acquisition and transaction related costs(c)	(12,972)	(6,769)
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(10,263)	-
	Loss on sale of J.C. Penney common shares	-	(54,914)
	Non-cash impairment loss on J.C. Penney common shares	-	(39,487)
	Loss from the mark-to-market of J.C. Penney derivative position	-	(33,487)
	Net gain on sale of marketable securities	-	31,741
	Severance costs (primarily reduction-in-force at the Mart)	-	(4,154)
		$116,986	$29,686

	(a)	On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $8,132 and $6,207 for the nine months ended September 30, 2014 and 2013, respectively.

	(c)	The nine months ended September 30, 2014, includes $9,343 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Nine Months
	Ended September 30,
	2014	2013
Region:
New York City metropolitan area	74%	73%
Washington, DC / Northern Virginia metropolitan area	23%	24%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $1,997,702,000 for the nine months ended September 30, 2014, compared to $2,058,525,000 in the prior year’s nine months, a decrease of $60,823,000.  This decrease was primarily attributable to income in the prior year of $59,599,000 pursuant to a settlement agreement with Stop & Shop, $34,026,000 related to the Cleveland Medical Mart development project and $23,992,000 from the deconsolidation of Independence Plaza.  Excluding these items, revenues increased by $56,794,000 from the prior year’s nine months.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

						Retail
(Decrease) increase due to:	Total		New York		Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$11,916		$15,152		$(844)	$(1,113)		$(1,279)
Deconsolidation of Independence Plaza	(23,992)		(23,992)		-	-		-
Properties taken out of / placed into
service for redevelopment	(10,017)		(3,156)		(1,163)	676		(6,374)
Hotel Pennsylvania	1,220		1,220		-	-		-
Trade Shows	2,525		-		-	-		2,525
Same store operations	35,430		25,528		(2,567)	3,248		9,221
	17,082		14,752		(4,574)	2,811		4,093

Tenant expense reimbursements:
Acquisitions and other	(55)		(29)		204	(36)		(194)
Properties placed into / taken out of
service for redevelopment	(2,103)		(1,603)		86	(69)		(517)
Same store operations	21,184		12,197		(125)	6,614		2,498
	19,026		10,565		165	6,509		1,787

Cleveland Medical Mart development
project	(34,026)	(1)	-		-	-		(34,026)	(1)

Fee and other income:
BMS cleaning fees	14,547		14,956		-	-		(409)	(2)
Signage revenue	2,323		2,323		-	-		-
Management and leasing fees	(2,634)		(236)		(2,450)	(2)		54
Lease termination fees	(75,250)		(18,312)	(3)	2,536	(59,117)	(4)	(357)
Other income	(1,891)		(1,901)		1,316	(282)		(1,024)
	(62,905)		(3,170)		1,402	(59,401)		(1,736)

Total (decrease) increase in revenues	$(60,823)		$22,147		$(3,007)	$(50,081)		$(29,882)

(1)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (3) on page 60.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 60.

(3)	Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas recognized in the third quarter of 2013.

(4)	Results primarily from $59,599 of income recognized in the first quarter of 2013 pursuant to a settlement agreement with Stop & Shop.

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,383,618,000 for the nine months ended September 30, 2014, compared to $1,362,975,000 in the prior year’s nine months, an increase of $20,643,000.  Excluding expenses of $20,000,000 for a non-cash impairment loss on the Springfield Town Center in 2014, $29,764,000 related to the Cleveland Medical Mart development project in 2013 and $25,899,000 from the deconsolidation of Independence Plaza, expenses increased by $56,306,000 from the prior year’s nine months.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties		Other
Operating:
Acquisitions and other	$(2,156)		$(572)	$8	$(155)		$(1,437)
Deconsolidation of Independence Plaza	(9,592)		(9,592)	-	-		-
Properties taken out of / placed into
service for redevelopment	(10,892)		(5,007)	(380)	(422)		(5,083)
Non-reimbursable expenses, including
bad debt reserves	(813)		1,300	-	(825)		(1,288)
Hotel Pennsylvania	1,458		1,458	-	-		-
Trade Shows	554		-	-	-		554
BMS expenses	8,566		8,975	-	-		(409)	(2)
Same store operations	29,388		18,090	3,278	7,241		779
	16,513		14,652	2,906	5,839		(6,884)

Depreciation and amortization:
Acquisitions and other	6,368		6,489	-	(110)		(11)
Deconsolidation of Independence Plaza	(16,307)		(16,307)	-	-		-
Properties placed into / taken out of
service for redevelopment	25,806		20,856	(366)	7,544		(2,228)
Same store operations	(3,578)		(10,753)	3,907	2,224		1,044
	12,289		285	3,541	9,658		(1,195)

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	1,985		-	-	-		1,985
Severance costs (primarily reduction
in force at the Mart)	(4,154)		-	-	-		(4,154)
Same store operations	(2,429)		536	261	(1,895)		(1,331)
	(4,598)		536	261	(1,895)		(3,500)

Cleveland Medical Mart development
project	(29,764)	(3)	-	-	-		(29,764)	(3)

Impairment losses, acquisition and
transaction related costs	26,203		-	-	20,000	(4)	6,203

Total increase (decrease) in expenses	$20,643		$15,473	$6,708	$33,602		$(35,140)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 59.

(3)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 59.

(4)	Represents a non-cash impairment loss on the Springfield Town Center in the first quarter of 2014.

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

(Loss) Applicable to Toys

In the nine months ended September 30, 2014, we recognized a net loss of $74,162,000 from our investment in Toys, comprised of (i) $4,691,000 for our share of Toys’ net loss and a (ii) $75,196,000 non-cash impairment loss, partially offset by (iii) $5,725,000 of management fees earned and received.

In the nine months ended September 30, 2013, we recognized a net loss of $69,311,000 from our investment in Toys, comprised of (i) $3,778,000 for our share of Toys’ equity in earnings and (ii) $5,453,000 of management fees earned and received, partially offset by (iii) a $78,542,000 non-cash impairment loss.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the nine months ended September 30, 2014 and 2013.

	Percentage	For the Nine Months Ended
	Ownership at	September 30,
(Amounts in thousands)	September 30, 2014	2014	2013
Equity in Net (Loss) Income:
Alexander's	32.4%	$20,471	$17,802
India real estate ventures	4.1%-36.5%	(2,440)	(2,630)
Partially owned office buildings (1)	Various	(1,387)	(1,586)
Other investments (2)	Various	(19,908)	(8,626)
LNR (3)	n/a	-	18,731
		$(3,264)	$23,691

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)

Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In the third quarter of 2014, we recognized a $10,263 non-cash impairment loss and loan loss reserve on our equity and debt investments in Suffolk Downs race track and adjacent land.

(3)		On April 19, 2013, LNR was sold for $1.053 billion.

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the nine months ended September 30, 2014 and 2013.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2014	2013
Net investment income	$10,860	$6,287
Net realized gains on exited investments	126,653	8,184
Previously recorded unrealized gains on exited investments	(50,316)	-
Net unrealized gains on held investments	55,221	59,476
Income from Real Estate Fund	142,418	73,947
Less income attributable to noncontrolling interests	(81,217)	(39,321)
Income from Real Estate Fund attributable to Vornado Realty L.P. (1)	$61,201	$34,626
___________________________________

(1)

Excludes management, leasing and development fees of $2,208 and $2,446 for the nine months ended September 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was income of $28,930,000 in the nine months ended September 30, 2014, compared to a loss of $32,935,000 in the prior year’s nine months, an increase in income of $61,865,000. This increase resulted from:

(Amounts in thousands)
J.C. Penney derivative position mark-to-market loss in 2013	$72,974
Lower interest on mezzanine loans receivable in the current year	(11,259)
Income from prepayment penalties in connection with the repayment of a mezzanine loan in 2013	(5,267)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	1,925
Higher dividends and interest on marketable securities	1,160
Other, net	2,332
$61,865

Interest and Debt Expense

Interest and debt expense was $341,613,000 in the nine months ended September 30, 2014, compared to $360,679,000 in the prior year’s nine months, a decrease of $19,066,000.  This decrease was primarily due to (i) $18,493,000 of higher capitalized interest in the current year’s nine months and (ii) $18,318,000 of interest savings from the restructuring of the Skyline properties mortgage loan in October 2013, partially offset by (iii) $5,589,000 of defeasance cost in connection with the refinancing of 909 Third Avenue, (iv) $8,945,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014 and (v) $3,367,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the nine months ended September 30, 2014, we recognized a $13,205,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of residential condominiums and a land parcel, compared to a $20,581,000 net loss in the prior year’s nine months, primarily from a $54,914,000 net loss on the sale of the J.C. Penney common shares, partially offset by a $31,741,000 net gain on the sale of a marketable security.

Income Tax Expense

Income tax expense was $8,358,000 in the nine months ended September 30, 2014, compared to $6,172,000 in the prior year’s nine months, an increase of $2,186,000. This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Total revenues	$13,473	$63,048
Total expenses	8,627	45,322
	4,846	17,726
Net gain on sale of Beverly Connection	44,155	-
Net gain on sale of Green Acres Mall	-	202,275
Net gains on sales of other real estate	13,641	84,715
Impairment losses	(842)	(4,727)
Income from discontinued operations	$61,800	$299,989

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $85,239,000 in the nine months ended September 30, 2014, compared to $50,049,000 in the prior year’s nine months, an increase of $35,190,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests, including noncontrolling interests of our Real Estate Fund.

Preferred Unit Distribution

Preferred unit distributions were $61,137,000 in the nine months ended September 30, 2014, compared to $63,585,000 in the prior year’s nine months, a decrease of $2,448,000.  The decrease resulted from the redemption of the 6.75% Series F and Series H preferred units in February 2013 and the redemption of 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

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

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the nine months ended September 30, 2014, compared to nine months ended September 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the nine months ended September 30, 2014	$735,710	$252,700	$201,644
Add-back:
Non-property level overhead expenses included above	22,424	20,473	12,929
Less EBITDA from:
Acquisitions	(24,213)	-	-
Dispositions, including net gains on sale	-	(73)	(62,478)
Properties taken out-of-service for redevelopment	(17,295)	(2,872)	(3,131)
Other non-operating (income) expense	(6,378)	(4,109)	9,652
Same store EBITDA for the nine months ended September 30, 2014	$710,248	$266,119	$158,616

EBITDA for the nine months ended September 30, 2013	$704,290	$257,964	$515,313
Add-back:
Non-property level overhead expenses included above	21,888	20,212	14,824
Less EBITDA from:
Acquisitions	(239)	-	-
Dispositions, including net gains on sale	(7,522)	(117)	(302,266)
Properties taken out-of-service for redevelopment	(14,744)	(4,640)	(2,094)
Other non-operating income	(29,051)	(813)	(69,354)
Same store EBITDA for the nine months ended September 30, 2013	$674,622	$272,606	$156,423

Increase (decrease) in same store EBITDA -
Nine months ended September 30, 2014 vs. September 30, 2013(1)	$35,626	$(6,487)	$2,193

% increase (decrease) in same store EBITDA	5.3%	(2.4%)	1.4%

(1) See notes on following page.

Results of Operations – Nine Months Ended September 30, 2014 Compared to September 30, 2013 - continued

Notes to preceding tabular information

New York:

The $35,626,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail of $23,755,000 and $11,953,000, respectively.  The Office and Retail increases resulted primarily from higher (i) rental revenue of $25,860,000 (primarily due to an increase in average rent per square foot), and (ii) cleaning fees and signage revenue of $4,000,000, partially offset by (iii) higher operating expenses, net of reimbursements.

Washington, DC:

The $6,487,000 decrease in Washington, DC same store EBITDA resulted primarily from lower management and leasing fee income of $2,450,000 and higher operating expenses, net of reimbursements.

Retail Properties:

The $2,193,000 increase in Retail Properties same store EBITDA resulted primarily from an increase in rental revenue of $3,248,000, primarily due to an increase in average same store occupancy, partially offset by higher operating expenses, net of reimbursements.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the nine months ended September 30, 2014	$710,248	$266,119	$158,616
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(79,715)	(6,435)	(5,425)
Cash basis same store EBITDA for the nine months ended
September 30, 2014	$630,533	$259,684	$153,191

Same store EBITDA for the nine months ended September 30, 2013	$674,622	$272,606	$156,423
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(87,603)	(8,281)	(6,387)
Cash basis same store EBITDA for the nine months ended
September 30, 2013	$587,019	$264,325	$150,036

Increase (decrease) in Cash basis same store EBITDA -
Nine months ended September 30, 2014 vs. September 30, 2013	$43,514	$(4,641)	$3,155

% increase (decrease) in Cash basis same store EBITDA	7.4%	(1.8%)	2.1%

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended June 30, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties
Net income attributable to Vornado Realty L.P. for the three
months ended June 30, 2014	$111,959	$26,493	$27,625
Interest and debt expense	64,072	22,463	10,433
Depreciation and amortization	74,007	35,806	15,803
Income tax expense	1,291	132	319
EBITDA for the three months ended June 30, 2014	$251,329	$84,894	$54,180

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended September 30, 2014 compared to June 30, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended September 30, 2014	$250,583	$83,719	$112,184
Add-back:
Non-property level overhead expenses included above	7,986	6,454	4,163
Less EBITDA from:
Acquisitions	(1,850)	-	-
Dispositions, including net gains on sale	-	(73)	(57,501)
Properties taken out-of-service for redevelopment	(5,897)	(994)	(1,638)
Other non-operating income	(3,078)	(421)	(4,217)
Same store EBITDA for the three months ended September 30, 2014	$247,744	$88,685	$52,991

EBITDA for the three months ended June 30, 2014	$251,329	$84,894	$54,180
Add-back:
Non-property level overhead expenses included above	6,646	6,572	4,110
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	-	(2)	(2,120)
Properties taken out-of-service for redevelopment	(6,093)	(606)	(637)
Other non-operating income	(1,862)	(1,659)	(2,684)
Same store EBITDA for the three months ended June 30, 2014	$250,020	$89,199	$52,849

(Decrease) increase in same store EBITDA -
Three months ended September 30, 2014 vs. June 30, 2014	$(2,276)	$(514)	$142

% (decrease) increase in same store EBITDA	(0.9%)	(0.6%)	0.3%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA – Three Months Ended September 30, 2014 Compared to June 30, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended September 30, 2014	$247,744	$88,685	$52,991
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(31,139)	(2,771)	(2,019)
Cash basis same store EBITDA for the three months ended
September 30, 2014	$216,605	$85,914	$50,972

Same store EBITDA for the three months ended June 30, 2014	$250,020	$89,199	$52,849
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(30,790)	(2,462)	(1,758)
Cash basis same store EBITDA for the three months ended
June 30, 2014	$219,230	$86,737	$51,091

Decrease in Cash basis same store EBITDA -
Three months ended September 30, 2014 vs. June 30, 2014	$(2,625)	$(823)	$(119)

% decrease in Cash basis same store EBITDA	(1.2%)	(0.9%)	(0.2%)

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

Cash Flows for the Nine Months Ended September 30, 2014

Our cash and cash equivalents were $1,683,142,000 at September 30, 2014, a $1,099,852,000 increase over the balance at December 31, 2013.  Our consolidated outstanding debt was $11,153,337,000 at September 30, 2014, a $1,174,619,000 increase over the balance at December 31, 2013.  As of September 30, 2014 and December 31, 2013, $88,138,000 and $295,870,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2014 and 2015, $0 and $744,248,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $828,569,000 was comprised of (i) net income of $433,040,000, (ii) $264,302,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and impairment losses on real estate, (iii) proceeds from Real Estate Fund investments of $215,676,000 and (iv) distributions of income from partially owned entities of $42,164,000, partially offset by (v) the net change in operating assets and liabilities of $126,613,000, including $3,392,000 related to Real Estate Fund investments.

Net cash used in investing activities of $197,139,000 was comprised of (i) $368,571,000 of development costs and construction in progress, (ii) $171,660,000 of additions to real estate, (iii) $95,546,000 of acquisitions of real estate and other, (iv) $91,697,000 of investments in partially owned entities, and (v) $11,380,000 of investment in mortgage and mezzanine loans receivable and other, partially offset by (vi) $335,489,000 of proceeds from sales of real estate and related investments, (vii) $101,592,000 of changes in restricted cash, (viii) $96,504,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other and (ix) $8,130,000 of capital distributions from partially owned entities.

Net cash provided by financing activities of $468,422,000 was comprised of (i) $1,713,285,000 of proceeds from borrowings, (ii) $13,738,000 of proceeds received from the exercise of Vornado stock options, and (iii) $5,297,000 of contributions from noncontrolling interests in consolidated subsidiaries, partially offset by (iv) $410,724,000 of distributions to Vornado, (v) $343,354,000 for the repayments of borrowings, (vi) $208,773,000 of distributions to redeemable security holders and noncontrolling interests, (vii) purchase of marketable securities in connection with the defeasance of mortgage notes payable of $198,884,000, (viii) $61,102,000 of distributions to preferred unitholders, (ix) $40,424,000 of debt issuance costs and (x) $637,000 for the repurchase of Class A units related to stock compensation agreements and/or related tax withholdings.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2014.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$61,235	$33,464	$9,815	$4,848		$13,108
Tenant improvements	135,999	102,411	16,280	390		16,918
Leasing commissions	59,322	50,173	3,555	145		5,449
Non-recurring capital expenditures	67,016	25,038	23,428	8,456		10,094
Total capital expenditures and leasing
commissions (accrual basis)	323,572	211,086	53,078	13,839		45,569
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	110,934	40,117	48,294	3,873		18,650
Expenditures to be made in future
periods for the current period	(209,157)	(132,814)	(35,664)	(8,766)		(31,913)
Total capital expenditures and leasing
commissions (cash basis)	$225,349	$118,389	$65,708	$8,946		$32,306

Tenant improvements and leasing commissions:
Per square foot per annum	$5.75	$6.80	$5.09	$1.66	$	n/a
Percentage of initial rent	10.6%	9.5%	12.9%	8.3%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT’) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The incremental development cost of this project was approximately $250,000,000, of which $202,000,000 has been expended as of September 30, 2014.  The redevelopment was completed in October 2014 and the closing will be no later than March 31, 2015.

We are in the process of redeveloping and substantially expanding the existing retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail and creating a six-story, 300 foot wide block front, dynamic LED sign, all of which is expected to be completed by the end of 2014.  Upon completion of the redevelopment, the retail space will include 20,000 square feet on grade and 20,000 square feet below grade.  The incremental development cost of this project is approximately $210,000,000, of which $136,000,000 has been expended as of September 30, 2014.

We are constructing a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.0 billion, of which $106,000,000 has been expended as of September 30, 2014.  In January 2014, we completed a $600,000,000 loan secured by this site.  On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $29,000,000 has been expended as of September 30, 2014.

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

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2014.  These expenditures include interest of $46,517,000, payroll of $5,460,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $46,799,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$92,696	$-	$-	$92,696	$-
Marriott Marquis Times Square - retail and signage	71,566	71,566	-	-	-
220 Central Park South	54,543	-	-	-	54,543
330 West 34th Street	32,014	32,014	-	-	-
The Bartlett	20,300	-	20,300	-	-
608 Fifth Avenue	18,127	18,127	-	-	-
Wayne Towne Center	16,109		-	16,109	-
7 West 34th Street	9,454	9,454	-	-	-
90 Park Avenue	6,293	6,293	-	-	-
Other	47,469	13,347	23,443	5,856	4,823
	$368,571	$150,801	$43,743	$114,661	$59,366

In addition to the development and redevelopment projects above, we are in the process of repositioning and re-tenanting 280 Park Avenue (49.5% owned).  Our share of the incremental development cost of this project is approximately $62,000,000, of which $34,700,000 was expended prior to 2014, and $16,900,000 has been expended in 2014.

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

Liquidity and Capital Resources – continued

Cash Flows for the Nine Months Ended September 30, 2013

Our cash and cash equivalents were $872,323,000 at September 30, 2013, an $87,996,000 decrease over the balance at December 31, 2012.  This decrease is primarily due to cash flows from financing activities, partially offset by cash flows from operating and investing activities, as discussed below.

Cash flows provided by operating activities of $789,592,000 was comprised of (i) net income of $603,499,000, (ii) $188,740,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, (iii) proceeds from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $34,350,000, partially offset by (v) the net change in operating assets and liabilities of $93,661,000, including $32,392,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $1,020,400,000 was comprised of (i) $734,427,000 of proceeds from sales of real estate and related investments, (ii) $378,676,000 of proceeds from the sales of marketable securities, (iii) $287,944,000 of capital distributions from partially owned entities, (iv) $240,474,000 from the sale of LNR, (v) $101,150,000 from the return of the J.C. Penney derivative collateral, (vi) $49,452,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other, and (vii) $21,883,000 of changes in restricted cash, partially offset by (viii) $212,624,000 of investments in partially owned entities, (ix) $186,079,000 for the funding of the J.C. Penney derivative collateral and settlement of derivative, (x) $170,424,000 of additions to real estate, (xi) $149,010,000 of development costs and construction in progress, (xii) $75,079,000 of acquisitions of real estate and other, and (xiii) $390,000 of investment in mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $1,897,988,000 was comprised of (i) $2,851,420,000 for the repayments of borrowings, (ii) $409,332,000 of distributions to Vornado, (iii) $299,400,000 for purchases of outstanding preferred units, (iv) $200,667,000 of distributions to redeemable security holders and noncontrolling interests, (v) $62,820,000 of distributions to preferred unitholders, (vi) $9,982,000 of debt issuance costs, and (vii) $332,000 for the repurchase of Class A units related to stock compensation agreements and/or related tax withholdings, partially offset by (viii) $1,600,357,000 of proceeds from borrowings, (ix) $290,536,000 of proceeds from the issuance of preferred units, (x) $40,015,000 of contributions from noncontrolling interests, and (xi) $5,057,000 of proceeds received from the exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures in the nine months ended September 30, 2013

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$39,322	$20,665	$9,244	$3,160		$6,253
Tenant improvements	117,088	67,476	32,087	11,075		6,450
Leasing commissions	42,341	31,324	8,030	1,686		1,301
Non-recurring capital expenditures	6,454	6,183	-	-		271
Total capital expenditures and leasing
commissions (accrual basis)	205,205	125,648	49,361	15,921		14,275
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	111,984	43,536	22,228	4,577		41,643
Expenditures to be made in future
periods for the current period	(116,655)	(68,813)	(34,191)	(12,556)		(1,095)
Total capital expenditures and leasing
commissions (cash basis)	$200,534	$100,371	$37,398	$7,942		$54,823

Tenant improvements and leasing commissions:
Per square foot per annum	$4.19	$5.54	$4.71	$1.52	$	n/a
Percentage of initial rent	9.7%	8.0%	11.8%	7.9%		n/a

Development and Redevelopment Expenditures in the nine months ended September 30, 2013

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2013.  These expenditures include interest of $28,024,000, payroll of $2,887,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $18,293,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$39,810	$-	$-	$39,810	$-
220 Central Park South	23,946	-	-	-	23,946
Marriott Marquis Times Square - retail and signage	13,920	13,920	-	-	-
1290 Avenue of the Americas	11,374	11,374	-	-	-
The Bartlett	5,054	-	5,054	-	-
LED Signage	4,589	4,589	-	-	-
1540 Broadway	4,267	4,267	-	-	-
1851 South Bell Street (1900 Crystal Drive)	3,739	-	3,739	-	-
Other	42,311	7,949	15,039	15,910	3,413
	$149,010	$42,099	$23,832	$55,720	$27,359

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $360,000,000.

At September 30, 2014, $39,947,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $111,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2014			2013
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,637,394	2.23%	$16,374	$1,064,730	2.01%
Fixed rate	9,515,943	4.55%	-	8,913,988	4.73%
	$11,153,337	4.21%	16,374	$9,978,718	4.44%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$303,145	1.75%	3,031	$196,240	2.09%
Variable rate – Toys	1,075,239	5.56%	10,752	1,179,001	5.45%
Fixed rate (including $683,616 and
$682,484 of Toys debt in 2014 and 2013)	2,778,274	6.47%	-	2,814,162	6.46%
	$4,156,658	5.89%	13,783	$4,189,403	5.97%
Total change in annual net income			$30,157
Per diluted unit			$0.15

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2014, we have an interest rate cap with a notional amount of $60,000,000 that caps LIBOR at a rate of 5.00%.  In addition, we have an interest rate swap on a $423,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.15% at September 30, 2014) to a fixed rate of 5.13% for the remaining four-year term of the loan.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of September 30, 2014, the estimated fair value of our consolidated debt was $11,120,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2014, we issued 28,177 Class A units to Vornado in connection with Vornado’s issuance of 28,177 common shares upon the redemption of Class A units held by third parties. The Class A units were issued in reliance on the exemption from registration under the Section 4(2) of the Securities Act of 1933 as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 7, 2014	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

10.52	**	-	Employment agreement between Vornado Realty Trust and Michael J. Franco dated	*
January 10, 2014. Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.53	**	-	Form of Vornado Realty Trust 2014 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.54		-	Amended and Restated Revolving Credit Agreement dated as of September 30, 2014, by and	*
among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as

Administrative Agent for the Banks. Incorporated by reference to Exhibit 10.54 to

Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30,

2014 (File No. 001-11954) filed on November 3, 2014

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