Form 10-Q
period 2015-09-30
VORNADO REALTY LP
filed 2015-11-06
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30, 2015	December 31, 2014
ASSETS
Real estate, at cost:
Land	$4,045,042	$3,861,913
Buildings and improvements	12,278,443	11,705,749
Development costs and construction in progress	1,389,471	1,128,037
Leasehold improvements and equipment	131,760	126,659
Total	17,844,716	16,822,358
Less accumulated depreciation and amortization	(3,364,932)	(3,161,633)
Real estate, net	14,479,784	13,660,725
Cash and cash equivalents	788,137	1,198,477
Restricted cash	107,965	176,204
Marketable securities	152,927	206,323
Tenant and other receivables, net of allowance for doubtful accounts of $11,640 and $12,210	108,106	109,998
Investments in partially owned entities	1,460,178	1,240,489
Real estate fund investments	555,414	513,973
Receivable arising from the straight-lining of rents, net of allowance of $2,922 and $3,190	885,340	787,271
Deferred leasing and financing costs, net of accumulated amortization of $292,767 and $281,109	572,969	475,158
Identified intangible assets, net of accumulated amortization of $190,543 and $199,821	241,814	225,155
Assets related to discontinued operations	35,142	2,244,481
Other assets	584,150	410,066
	$19,971,926	$21,248,320

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable	$9,159,413	$8,263,165
Senior unsecured notes	847,594	1,347,159
Accounts payable and accrued expenses	465,045	447,745
Deferred revenue	377,951	358,613
Deferred compensation plan	117,037	117,284
Liabilities related to discontinued operations	11,520	1,511,362
Other liabilities	434,980	375,830
Total liabilities	11,413,540	12,421,158
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,258,987 and 11,356,550 units outstanding	1,108,457	1,336,780
Series D cumulative redeemable preferred units - 177,101 and 1 units outstanding	5,428	1,000
Total redeemable partnership units	1,113,885	1,337,780
Equity:
Partners' capital	8,517,270	8,157,544
Earnings less than distributions	(1,878,716)	(1,505,385)
Accumulated other comprehensive income	43,593	93,267
Total Vornado Realty L.P. equity	6,682,147	6,745,426
Noncontrolling interests in consolidated subsidiaries	762,354	743,956
Total equity	7,444,501	7,489,382
	$19,971,926	$21,248,320

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Property rentals	$526,337	$474,978	$1,541,454	$1,420,608
Tenant expense reimbursements	67,098	65,953	196,234	180,364
Fee and other income	34,161	37,779	112,998	114,530
Total revenues	627,596	578,710	1,850,686	1,715,502
EXPENSES:
Operating	256,561	240,088	753,744	707,047
Depreciation and amortization	141,920	114,822	402,999	359,814
General and administrative	36,157	40,384	133,838	128,364
Acquisition and transaction related costs	1,518	1,277	7,560	3,629
Total expenses	436,156	396,571	1,298,141	1,198,854
Operating income	191,440	182,139	552,545	516,648
Loss from partially owned entities	(325)	(26,034)	(8,709)	(78,676)
Income from real estate fund investments	1,665	24,160	52,122	142,418
Interest and other investment income, net	3,160	7,568	19,618	28,814
Interest and debt expense	(95,344)	(100,817)	(279,110)	(301,042)
Net gain on disposition of wholly owned and partially owned assets	103,037	2,665	104,897	13,205
Income before income taxes	203,633	89,681	441,363	321,367
Income tax (expense) benefit	(2,856)	(2,652)	84,245	(6,783)
Income from continuing operations	200,777	87,029	525,608	314,584
Income from discontinued operations	34,463	82,168	50,278	118,456
Net income	235,240	169,197	575,886	433,040
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,302)	(9,685)	(38,370)	(85,239)
Net income attributable to Vornado Realty L.P.	231,938	159,512	537,516	347,801
Preferred unit distributions	(20,412)	(20,378)	(60,322)	(61,137)
NET INCOME attributable to Class A unitholders	$211,526	$139,134	$477,194	$286,664

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$0.88	$0.28	$2.13	$0.83
Income from discontinued operations	0.17	0.42	0.25	0.60
Net income per Class A unit	$1.05	$0.70	$2.38	$1.43
Weighted average units outstanding	199,609	198,322	199,111	198,158

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$0.88	$0.28	$2.11	$0.83
Income from discontinued operations	0.17	0.41	0.25	0.59
Net income per Class A unit	$1.05	$0.69	$2.36	$1.42
Weighted average units outstanding	201,273	199,940	200,980	199,668

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.73	$1.89	$2.19

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$235,240	$169,197	$575,886	$433,040
Other comprehensive income (loss):
Reduction in unrealized net gain on available-for-sale securities	(7,064)	(22,764)	(53,396)	(7,761)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(114)	(6,028)	(1,148)	(151)
(Reduction) increase in value of interest rate swap and other	(289)	4,782	1,788	5,846
Comprehensive income	227,773	145,187	523,130	430,974
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(3,302)	(9,685)	(38,370)	(85,239)
Comprehensive income attributable to Vornado Realty L.P.	$224,471	$135,502	$484,760	$345,735

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$6,880,518	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado Realty L.P.	-	-	-	-	537,516	-	-	537,516
Net income attributable to redeemable
partnership units	-	-	-	-	(28,189)	-	-	(28,189)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	38,370	38,370
Distribution of Urban Edge Properties	-	-	-	-	(464,262)	-	(341)	(464,603)
Distributions to Vornado	-	-	-	-	(355,945)	-	-	(355,945)
Distributions to preferred unitholders	-	-	-	-	(60,213)	-	-	(60,213)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	437	46,693	-	-	-	46,693
Under Vornado's Employees' share option plan	-	-	198	14,205	(2,579)	-	-	11,626
Under Vornado's dividend reinvestment plan	-	-	11	1,068	-	-	-	1,068
Contributions:
Real estate fund investments	-	-	-	-	-	-	51,725	51,725
Distributions:
Real estate fund investments	-	-	-	-	-	-	(70,875)	(70,875)
Other	-	-	-	-	-	-	(397)	(397)
Conversion of Series A preferred units
to Class A units	(1)	(41)	2	41	-	-	-	-
Deferred compensation units and options	-	-	6	2,047	(359)	-	-	1,688
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(53,396)	-	(53,396)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(1,148)	-	(1,148)
Increase in value of interest rate swap	-	-	-	-	-	1,783	-	1,783
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	295,713	-	-	-	295,713
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	3,082	-	3,082
Other	-	-	-	-	700	5	(84)	621
Balance, September 30, 2015	52,678	$1,276,985	188,541	$7,240,285	$(1,878,716)	$43,593	$762,354	$7,444,501

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,151,309	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado Realty L.P.	-	-	-	-	347,801	-	-	347,801
Net income attributable to redeemable
partnership units	-	-	-	-	(16,552)	-	-	(16,552)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	85,239	85,239
Distributions to Vornado	-	-	-	-	(410,724)	-	-	(410,724)
Distributions to preferred unitholders	-	-	-	-	(61,099)	-	-	(61,099)
Class A units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	227	22,668	-	-	-	22,668
Under Vornado's Employees' share option plan	-	-	199	12,350	-	-	-	12,350
Under Vornado's dividend reinvestment plan	-	-	13	1,387	-	-	-	1,387
Contributions:
Real estate fund investments	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	5,000	5,000
Distributions:
Real estate fund investments	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	(643)	(643)
Transfer of noncontrolling interest
in real estate fund investments	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred units
to Class A units	(4)	(193)	6	193	-	-	-	-
Deferred compensation units and options	-	-	5	4,646	(340)	-	-	4,306
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(7,761)	-	(7,761)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(151)	-	(151)
Increase in value of interest rate swap	-	-	-	-	-	5,846	-	5,846
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(144,231)	-	-	-	(144,231)
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	109	-	109
Other	-	(6)	-	(297)	(2,372)	-	-	(2,675)
Balance, September 30, 2014	52,679	$1,277,026	187,735	$7,048,025	$(1,878,125)	$69,580	$708,413	$7,224,919

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$575,886	$433,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	420,494	423,959
Straight-lining of rental income	(108,529)	(56,983)
Net gain on disposition of wholly owned and partially owned assets	(104,897)	(13,205)
Return of capital from real estate fund investments	91,036	215,676
Reversal of allowance for deferred tax assets	(90,030)	-
Net gains on sale of real estate and other	(65,396)	(57,796)
Distributions of income from partially owned entities	51,650	42,164
Amortization of below-market leases, net	(45,918)	(32,663)
Net realized and unrealized gains on real estate fund investments	(38,781)	(131,558)
Other non-cash adjustments	35,190	28,691
Loss from partially owned entities	7,961	77,426
Impairment losses	256	20,842
Defeasance cost in connection with the refinancing of mortgage notes payable	-	5,589
Changes in operating assets and liabilities:
Real estate fund investments	(95,010)	(3,392)
Tenant and other receivables, net	1,892	(2,775)
Prepaid assets	(77,899)	(85,372)
Other assets	(92,413)	(68,833)
Accounts payable and accrued expenses	(5,799)	36,949
Other liabilities	(16,168)	(3,190)
Net cash provided by operating activities	443,525	828,569

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(388,565)	(95,546)
Proceeds from sales of real estate and related investments	375,850	335,489
Development costs and construction in progress	(339,586)	(368,571)
Additions to real estate	(207,845)	(171,660)
Restricted cash	201,895	101,592
Investments in partially owned entities	(144,890)	(91,697)
Distributions of capital from partially owned entities	31,822	8,130
Investments in loans receivable	(25,845)	(11,380)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	16,781	96,504
Net cash used in investing activities	(480,383)	(197,139)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,876,460	$1,713,285
Repayments of borrowings	(2,539,677)	(343,354)
Distributions to Vornado	(355,945)	(410,724)
Cash included in the spin-off of Urban Edge Properties	(225,000)	-
Distributions to redeemable security holders and noncontrolling interests	(93,738)	(208,773)
Distributions to preferred unitholders	(60,213)	(61,102)
Contributions from noncontrolling interests in consolidated subsidiaries	51,725	5,297
Debt issuance costs	(37,467)	(40,424)
Proceeds received from exercise of Vornado share options	15,273	13,738
Repurchase of Class A units related to equity compensation agreements and/or related
tax withholdings and other	(4,900)	(637)
Purchase of marketable securities in connection with the defeasance of mortgage
notes payable	-	(198,884)
Net cash (used in) provided by financing activities	(373,482)	468,422
Net (decrease) increase in cash and cash equivalents	(410,340)	1,099,852
Cash and cash equivalents at beginning of period	1,198,477	583,290
Cash and cash equivalents at end of period	$788,137	$1,683,142

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $40,924 and $46,517	$256,254	$317,162
Cash payments for income taxes	$7,640	$9,407

Non-Cash Investing and Financing Activities:
Non-cash distribution of Urban Edge Properties:
Assets	$1,722,263	$-
Liabilities	(1,482,660)	-
Equity	(239,603)	-
Adjustments to carry redeemable Class A units at redemption value	295,713	(144,231)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	(145,313)	-
Write-off of fully depreciated assets	(127,788)	(103,184)
Accrued capital expenditures included in accounts payable and accrued expenses	95,535	103,032
Like-kind exchange of real estate:
Acquisitions	80,269	50,159
Dispositions	(213,621)	(50,159)
Class A units in connection with acquisition	80,000	-
Financing assumed in acquisitions	62,000	-
Marketable securities transferred in connection with the defeasance of mortgage
notes payable	-	198,884
Defeasance of mortgage notes payable	-	(193,406)
Elimination of a mortgage and mezzanine loan asset and liability	-	59,375
Transfer of interest in real estate fund investments to an unconsolidated joint venture	-	(58,564)
Transfer of noncontrolling interest in real estate fund investments	-	(33,028)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership at September 30, 2015.  All references to “we,” “us,” “our,” the “Company” and “the Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE). As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest). We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Inc. (NYSE: ALX) Rego Park retail assets. Steven Roth, Chairman of Vornado’s Board of Trustees and its Chief Executive Officer is a member of the Board of Trustees of UE. The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.  The historical financial results of UE are reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation.  Beginning in the three months ended March 31, 2015, the Company classifies signage revenue within “property rentals”.  For the three and nine months ended September 30, 2014, $7,698,000 and $25,889,000, respectively, related to signage revenue has been reclassified from “fee and other income” to “property rentals” to conform to the current period presentation.

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

At September 30, 2015 and December 31, 2014, our taxable REIT subsidiaries had deferred tax assets related to net operating loss carryforwards of $95,419,000 and $94,100,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against these deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  Based upon residential condominium unit sales, among other factors, we have concluded that it is more-likely-than-not that we will generate sufficient taxable income to realize these deferred tax assets.  Accordingly, during the second quarter of 2015, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income.

3.    Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The financial results of UE and certain other retail assets are reflected in our consolidated financial statements as discontinued operations for all periods presented (see Note 8 – Dispositions for further details).

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

On September 25, 2015, we acquired 265 West 34th Street, a 1,700 square foot retail property and 15,200 square feet of additional zoning air rights, for approximately $28,500,000.

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

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000. The Fund realized a $23,768,000 net gain over the holding period.

At September 30, 2015, we had six real estate fund investments with an aggregate fair value of $555,414,000, or $190,620,000 in excess of cost, and had remaining unfunded commitments of $102,212,000, of which our share was $25,553,000.  Below is a summary of income from the Fund and the Co-Investment for the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net investment income	$5,116	$3,829	$13,716	$10,860
Net realized (losses) gains on exited investments	(907)	51,584	24,684	126,653
Previously recorded unrealized gains on exited investments	-	(49,586)	(23,279)	(50,316)
Net unrealized (losses) gains on held investments	(2,544)	18,333	37,001	55,221
Income from real estate fund investments	1,665	24,160	52,122	142,418
Less income attributable to noncontrolling interests	(42)	(8,588)	(29,453)	(81,217)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$1,623	$15,572	$22,669	$61,201

(1)

Excludes property management, leasing and development fees of $678 and $669 for the three months ended September 30, 2015 and 2014, respectively, and $2,015 and $1,925 for the nine months ended September 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	As of September 30, 2015			As of December 31, 2014
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$149,599	$72,549	$77,050	$202,789	$72,549	$130,240
Other	3,328	-	3,328	3,534	-	3,534
	$152,927	$72,549	$80,378	$206,323	$72,549	$133,774

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2015, we own 32.5% of Toys.  We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if, during the period the equity method has been suspended, our share of unrecognized net income exceeds our share of unrecognized net losses.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
			August 1, 2015	November 1, 2014
Balance Sheet:
Assets			$9,732,000	$11,267,000
Liabilities			9,056,000	10,377,000
Noncontrolling interests			85,000	82,000
Toys “R” Us, Inc. equity (1)			591,000	808,000

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Income Statement:
Total revenues	$2,293,000	$2,440,000	$9,601,000	$10,186,000
Net loss attributable to Toys	(108,700)	(133,000)	(44,700)	(244,000)

(1)

At September 30, 2015, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $191,859. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through September 30, 2015. We have allocated the basis difference primarily to Toys' real estate.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2015, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of September 30, 2015, the market value (“fair value” pursuant to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s September 30, 2015 closing share price of $374.00, was $618,621,000, or $487,226,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2015, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $40,527,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) - continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
			September 30, 2015	December 31, 2014
Balance Sheet:
Assets			$1,457,000	$1,423,000
Liabilities			1,112,000	1,075,000
Stockholders' equity			345,000	348,000

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income Statement:
Total revenues	$52,000	$50,000	$155,000	$149,000
Net income attributable to Alexander’s	18,000	18,000	53,000	50,000

Urban Edge Properties (“UE”) (NYSE: UE)

As part of our spin-off of substantially all of our retail segment to UE on January 15, 2015 (see Note 1 – Organization), we retained 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of September 30, 2015, the fair value of our investment in UE, based on UE’s September 30, 2015 closing share price of $21.59, was $123,434,000, or $98,033,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of PREIT, in exchange for $485,313,000; comprised of $340,000,000 of cash and 6,250,000 PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit) (See Note 8 – Dispositions).  $19,000,000 of tenant improvements and allowances was credited to PREIT as a closing adjustment.  As a result of this transaction, we own an 8.1% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of September 30, 2015, the fair value of our investment in PREIT, based on PREIT’s September 30, 2015 closing share price of $19.83, was $123,938,000, or $14,327,000 lower than the carrying amount on our consolidated balance sheet.  As of September 30, 2015, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $65,681,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

512 West 22nd Street

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street.  The development cost of this project is approximately $235,000,000.  The development is expected to commence during the fourth quarter of 2015 and be completed in 2017.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and (loss) income from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		September 30, 2015	September 30, 2015	December 31, 2014
Investments:
	Partially owned office buildings (1)	Various	$857,282	$760,749
	PREIT Associates	8.1%	138,265	-
	Alexander’s	32.4%	131,395	131,616
	India real estate ventures	4.1%-36.5%	48,114	76,752
	UE	5.4%	25,401	-
	Toys	32.5%	-	-
	Other investments (2)	Various	259,721	271,372
			$1,460,178	$1,240,489

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(Amounts in thousands)		Percentage	For the Three Months Ended		For the Nine Months Ended
		Ownership at	September 30,		September 30,
		September 30, 2015	2015	2014	2015		2014
Our Share of Net (Loss) Income:
	Alexander's:
	Equity in net income	32.4%	$5,716	$5,552	$16,757		$15,583
	Management, leasing and development fees		1,828	1,640	5,801		4,888
			7,544	7,192	22,558		20,471

	Partially owned office buildings (1)	Various	(2,039)	18	(14,573)		(1,387)

	Toys:
	Equity in net loss	32.5%	-	(20,357)	-		(4,691)
	Non-cash impairment loss		-	-	-		(75,196)
	Management fees		46	1,939	2,000		5,725
			46	(18,418)	2,000		(74,162)

	India real estate ventures	4.1%-36.5%	(1,704)	(262)	(18,380)	(2)	(2,440)

	Other investments (3)	Various	(4,172)	(14,564)	(314)		(21,158)

			$(325)	$(26,034)	$(8,709)		$(78,676)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes $14,806 for our share of non-cash impairment losses.
(3)

Includes interests in UE, PREIT Associates, Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.  In the third quarter of 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

On September 9, 2015, we completed the sale of 1750 Pennsylvania Avenue, NW, a 278,000 square foot office building in Washington, DC for $182,000,000, resulting in a net gain of approximately $102,000,000 which is included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statement of income.  The tax gain of approximately $137,000,000 was deferred as part of a like-kind exchange.  We are managing the property on behalf of the new owner.

Discontinued Operations

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE (NYSE: UE) (see Note 1 – Organization).  In addition, we completed the following retail property sales, substantially completing the exit of the retail strips and malls business.

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

On August 6, 2015, we sold our 50% interest in the Monmouth Mall in Eatontown, NJ to our joint venture partner for $38,000,000, valuing the property at approximately $229,000,000, which resulted in a net gain of $33,153,000.

We also sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions – continued

We have reclassified the revenues and expenses of the UE portfolio and other retail properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2015 and December 31, 2014 and their combined results of operations and cash flows for the nine months ended September 30, 2015 and 2014.

(Amounts in thousands)			Balance as of
			September 30, 2015	December 31, 2014
Assets related to discontinued operations:
Real estate, net			$27,560	$2,028,677
Other assets			7,582	215,804
			$35,142	$2,244,481

Liabilities related to discontinued operations:
Mortgages payable			$-	$1,288,535
Other liabilities (primarily deferred revenue in 2014)			11,520	222,827
			$11,520	$1,511,362

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from discontinued operations:
Total revenues	$2,589	$93,440	$24,868	$297,039
Total expenses	1,279	62,715	16,672	204,619
	1,310	30,725	8,196	92,420
Net gain on sale of our interest in Monmouth Mall	33,153	-	33,153	-
Net gains on sale of real estate	-	57,796	10,867	57,796
Transaction related costs (primarily UE spin off)	-	(5,828)	(22,972)	(9,343)
Net gain on sale of lease position in Geary Street, CA	-	-	21,376	-
Impairment losses	-	-	(256)	(20,842)
Pretax income from discontinued operations	34,463	82,693	50,364	120,031
Income tax expense	-	(525)	(86)	(1,575)
Income from discontinued operations	$34,463	$82,168	$50,278	$118,456

Cash flows related to discontinued operations:
Cash flows from operating activities			$(34,490)	$153,815
Cash flows from investing activities			348,697	(122,247)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	Balance as of
	September 30, 2015	December 31, 2014
Identified intangible assets:
Gross amount	$432,357	$424,976
Accumulated amortization	(190,543)	(199,821)
Net	$241,814	$225,155
Identified intangible liabilities (included in deferred revenue):
Gross amount	$666,370	$657,976
Accumulated amortization	(316,908)	(329,775)
Net	$349,462	$328,201

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $19,786,000 and $8,099,000 for the three months ended September 30, 2015 and 2014, respectively, and $45,614,000 and $26,333,000 for the nine months ended September 30, 2015 and 2014, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$51,780
2017	44,079
2018	42,733
2019	30,775
2020	23,143

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $9,658,000 and $5,866,000 for the three months ended September 30, 2015 and 2014, respectively, and $24,402,000 and $21,697,000 for the nine months ended September 30, 2015 and 2014, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$30,165
2017	24,745
2018	20,373
2019	15,685
2020	12,245

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $458,000 for the three months ended September 30, 2015 and 2014 and $1,374,000 for the nine months ended September 30, 2015 and 2014.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

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

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 851,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65% and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

On September 22, 2015, we upsized the loan on our 220 Central Park South development by $350,000,000 to $950,000,000.  The interest rate on the loan is LIBOR plus 2.00% and the final maturity date is 2020.  In connection with the upsizing, the standby commitment for a $500,000,000 mezzanine loan for this development has been terminated by payment of a $15,000,000 contractual termination fee, which was capitalized as a component of “development costs and construction in progress” on our consolidated balance sheet as of September 30, 2015.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance at
	September 30, 2015	September 30, 2015	December 31, 2014
Mortgages Payable:
Fixed rate	4.43%	$6,341,271	$6,499,396
Variable rate	2.01%	2,818,142	1,763,769
	3.69%	$9,159,413	$8,263,165

Unsecured Debt:
Senior unsecured notes	3.68%	$847,594	$1,347,159
Revolving credit facility debt	-	-	-
	3.68%	$847,594	$1,347,159

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

(Amounts in thousands)
Balance at December 31, 2013	$1,003,620
Net income	16,552
Other comprehensive loss	(109)
Distributions	(25,166)
Redemption of Class A units, at redemption value	(22,668)
Adjustments to carry redeemable Class A units at redemption value	144,231
Other, net	23,592
Balance at September 30, 2014	$1,140,052

Balance at December 31, 2014	$1,337,780
Net income	28,189
Other comprehensive loss	(3,082)
Distributions	(22,502)
Redemption of Class A units, at redemption value	(46,693)
Adjustments to carry redeemable Class A units at redemption value	(295,713)
Issuance of Class A units	80,000
Issuance of Series D-17 Preferred Units	4,428
Other, net	31,478
Balance at September 30, 2015	$1,113,885

As of September 30, 2015 and December 31, 2014, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,108,457,000 and $1,336,780,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $53,135,000 as of September 30, 2015 and $55,097,000 as of December 31, 2014.  Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swap	Other
For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)
OCI before reclassifications	(7,020)	(7,064)	(114)	(290)	448
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(7,020)	(7,064)	(114)	(290)	448
Balance as of September 30, 2015	$43,593	$80,378	$(10,140)	$(24,020)	$(2,625)

For the Three Months Ended September 30, 2014
Balance as of June 30, 2014	$92,221	$134,312	$(5,624)	$(30,817)	$(5,650)
OCI before reclassifications	(22,641)	(22,764)	(6,028)	4,781	1,370
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(22,641)	(22,764)	(6,028)	4,781	1,370
Balance as of September 30, 2014	$69,580	$111,548	$(11,652)	$(26,036)	$(4,280)

For the Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(49,674)	(53,396)	(1,148)	1,783	3,087
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(49,674)	(53,396)	(1,148)	1,783	3,087
Balance as of September 30, 2015	$43,593	$80,378	$(10,140)	$(24,020)	$(2,625)

For the Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	(1,957)	(7,761)	(151)	5,846	109
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(1,957)	(7,761)	(151)	5,846	109
Balance as of September 30, 2014	$69,580	$111,548	$(11,652)	$(26,036)	$(4,280)

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Variable Interest Entities (“VIEs”)

At September 30, 2015 and December 31, 2014, we have four unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of September 30, 2015 and December 31, 2014, the net carrying amounts of our investment in these entities were $302,649,000 and $286,783,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.  We did not have any consolidated VIEs as of September 30, 2015 and December 31, 2014.

14.    Fair Value Measurements

ASC 820 defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) an interest rate swap.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at September 30, 2015 and December 31, 2014, respectively.

(Amounts in thousands)	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$152,927	$152,927	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	555,414	-	-	555,414
Deferred compensation plan assets (included in other assets)	117,037	48,829	-	68,208
Total assets	$825,378	$201,756	$-	$623,622

Mandatorily redeemable instruments (included in other liabilities)	$53,135	$53,135	$-	$-
Interest rate swap (included in other liabilities)	24,014	-	24,014	-
Total liabilities	$77,149	$53,135	$24,014	$-

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Marketable securities	$206,323	$206,323	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	513,973	-	-	513,973
Deferred compensation plan assets (included in other assets)	117,284	53,969	-	63,315
Total assets	$837,580	$260,292	$-	$577,288

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	25,797	-	25,797	-
Total liabilities	$80,894	$55,097	$25,797	$-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At September 30, 2015, we had six real estate fund investments with an aggregate fair value of $555,414,000, or $190,620,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 5.3 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at September 30, 2015 and December 31, 2014.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Discount rates	12.0% to 14.5%	12.0% to 17.5%	13.2%	13.7%
Terminal capitalization rates	4.8% to 6.5%	4.7% to 6.5%	5.5%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$565,976	$549,091	$513,973	$667,710
Purchases	11	725	95,011	3,392
Dispositions / distributions	(8,029)	(74,755)	(91,450)	(307,268)
Net unrealized (losses) gains	(2,544)	18,333	37,001	55,221
Net realized (losses) gains	(907)	1,998	1,405	76,337
Other, net	907	-	(526)	-
Ending balance	$555,414	$495,392	$555,414	$495,392

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$67,668	$64,609	$63,315	$68,782
Purchases	2,153	1,377	8,384	10,936
Sales	(171)	(4,917)	(5,264)	(21,296)
Realized and unrealized (loss) gain	(1,466)	927	1,256	2,901
Other, net	24	1,187	517	1,860
Ending balance	$68,208	$63,183	$68,208	$63,183

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2014.  There are no assets remaining at fair value on a nonrecurring basis at September 30, 2015.  The fair values of real estate assets required to be measured for impairment were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Real estate assets	$4,848	$-	$-	$4,848

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable as of December 31, 2014 is classified as Level 3.  There are no borrowings under our revolving credit facility as of September 30, 2015 and December 31, 2014 and no mortgage and mezzanine loans outstanding as of September 30, 2015.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	As of September 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash equivalents	$545,617	$546,000	$749,418	$749,000
Mortgage and mezzanine loans receivable
(included in other assets)	-	-	16,748	17,000
	$545,617	$546,000	$766,166	$766,000
Debt:
Mortgages payable	$9,159,413	$9,272,000	$8,263,165	$8,224,000
Senior unsecured notes	847,594	884,000	1,347,159	1,385,000
Revolving credit facility debt	-	-	-	-
	$10,007,007	$10,156,000	$9,610,324	$9,609,000

15.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado share options, Vornado restricted shares, restricted units and Out-Performance Plan awards to certain of Vornado’s employees and officers.  We account for all equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Equity-based compensation expense was $6,501,000 and $8,315,000 for the three months ended September 30, 2015 and 2014, respectively and $33,328,000 and $28,389,000 for the nine months ended September 30, 2015 and 2014, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
BMS cleaning fees	$18,563	$22,467	$62,937	$63,618
Management and leasing fees	4,045	4,266	12,511	15,859
Lease termination fees	1,517	3,300	8,157	11,422
Other income	10,036	7,746	29,393	23,631
	$34,161	$37,779	$112,998	$114,530

Management and leasing fees include management fees from Interstate Properties, a related party, of $132,000 and $132,000 for the three months ended September 30, 2015 and 2014, and $403,000 and $397,000 for the nine months ended September 30, 2015 and 2014, respectively.  The above table excludes fee income from partially owned entities, which is included in “loss from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividends on marketable securities	$3,215	$3,200	$9,620	$9,504
Mark-to-market of investments in our deferred compensation plan (1)	(2,577)	1,352	(327)	8,132
Interest on loans receivable	1,154	1,129	5,113	4,843
Other, net	1,368	1,887	5,212	6,335
	$3,160	$7,568	$19,618	$28,814

(1)	This (loss) income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$113,485	$110,296	$305,110	$328,544
Amortization of deferred financing costs	7,864	6,856	22,817	19,015
Capitalized standby loan commitment termination fee
(220 Central Park South development project)	(15,000)	-	(15,000)	-
Capitalized interest and debt expense	(11,005)	(16,335)	(33,817)	(46,517)
	$95,344	$100,817	$279,110	$301,042

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests	$197,475	$77,344	$487,238	$229,345
Income from discontinued operations	34,463	82,168	50,278	118,456
Net income attributable to Vornado Realty L.P.	231,938	159,512	537,516	347,801
Preferred unit distributions	(20,412)	(20,378)	(60,322)	(61,137)
Net income attributable to Class A unitholders	211,526	139,134	477,194	286,664
Earnings allocated to unvested participating securities	(1,053)	(769)	(2,862)	(2,436)
Numerator for basic income per Class A unit	210,473	138,365	474,332	284,228
Impact of assumed conversions:
Convertible preferred unit distributions	23	24	69	-
Numerator for diluted income per Class A unit	$210,496	$138,389	$474,401	$284,228

Denominator:
Denominator for basic income per Class A unit – weighted
average units	199,609	198,322	199,111	198,158
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,619	1,577	1,824	1,510
Convertible preferred units	45	41	45	-
Denominator for diluted income per Class A unit – weighted
average units and assumed conversions	201,273	199,940	200,980	199,668

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.88	$0.28	$2.13	$0.83
Income from discontinued operations	0.17	0.42	0.25	0.60
Net income per Class A unit	$1.05	$0.70	$2.38	$1.43

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.88	$0.28	$2.11	$0.83
Income from discontinued operations	0.17	0.41	0.25	0.59
Net income per Class A unit	$1.05	$0.69	$2.36	$1.42

(1)

The effect of dilutive securities for the three months ended September 30, 2015 and 2014 excludes an aggregate of 180 and 117 weighted average Class A unit equivalents, respectively, and 150 and 182 weighted average Class A unit equivalents for the nine months ended September 30, 2015 and 2014, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $430,000,000.

At September 30, 2015, $40,647,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $76,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information

As a result of the spin-off of substantially all of our Retail Properties segment (see Note 8 – Dispositions), the remaining retail properties no longer meet the criteria to be a separate reportable segment.  In addition, as a result of our investment in Toys being reduced to zero, we suspended equity method accounting for our investment in Toys (see Note 7 - Investments in Partially Owned Entities) and the Toys segment no longer meets the criteria to be a separate reportable segment.  Accordingly, effective January 1, 2015, the Retail Properties segment and Toys have been reclassified to the Other segment.  We have also reclassified the prior period segment financial results to conform to the current period presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$627,596	$429,433		$132,704		$65,459
Total expenses	436,156	263,805		102,114		70,237
Operating income (loss)	191,440	165,628		30,590		(4,778)
(Loss) income from partially owned entities	(325)	4,010		(1,909)		(2,426)
Income from real estate fund investments	1,665	-		-		1,665
Interest and other investment income, net	3,160	1,888		34		1,238
Interest and debt expense	(95,344)	(50,480)		(16,580)		(28,284)
Net gain on disposition of wholly owned and partially
owned assets	103,037	-		102,404		633
Income (loss) before income taxes	203,633	121,046		114,539		(31,952)
Income tax expense	(2,856)	(1,147)		(287)		(1,422)
Income (loss) from continuing operations	200,777	119,899		114,252		(33,374)
Income from discontinued operations	34,463	-		-		34,463
Net income	235,240	119,899		114,252		1,089
Less net income attributable to noncontrolling interests in	-
consolidated subsidiaries	(3,302)	(2,582)		-		(720)
Net income attributable to Vornado Realty L.P.	231,938	117,317		114,252		369
Interest and debt expense(2)	118,977	64,653		20,010		34,314
Depreciation and amortization(2)	174,209	99,206		48,132		26,871
Income tax expense(2)	3,043	1,214		294		1,535
EBITDA(1)	$528,167	$282,390	(3)	$182,688	(4)	$63,089	(5)

(Amounts in thousands)	For the Three Months Ended September 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$578,710	$383,828		$133,541		$61,341
Total expenses	396,571	238,153		88,375		70,043
Operating income (loss)	182,139	145,675		45,166		(8,702)
(Loss) income from partially owned entities	(26,034)	5,810		(1,411)		(30,433)
Income from real estate fund investments	24,160	-		-		24,160
Interest and other investment income, net	7,568	1,834		15		5,719
Interest and debt expense	(100,817)	(43,061)		(18,685)		(39,071)
Net gain on disposition of wholly owned and partially
owned assets	2,665	-		-		2,665
Income (loss) before income taxes	89,681	110,258		25,085		(45,662)
Income tax expense	(2,652)	(802)		(130)		(1,720)
Income (loss) from continuing operations	87,029	109,456		24,955		(47,382)
Income from discontinued operations	82,168	5,615		-		76,553
Net income	169,197	115,071		24,955		29,171
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(9,685)	(2,690)		-		(6,995)
Net income attributable to Vornado Realty L.P.	159,512	112,381		24,955		22,176
Interest and debt expense(2)	160,252	58,010		22,208		80,034
Depreciation and amortization(2)	160,270	79,446		36,411		44,413
Income tax expense (2)	2,232	746		145		1,341
EBITDA(1)	$482,266	$250,583	(3)	$83,719	(4)	$147,964	(5)

See notes on page 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,850,686	$1,243,208		$401,528		$205,950
Total expenses	1,298,141	766,863		293,772		237,506
Operating income (loss)	552,545	476,345		107,756		(31,556)
(Loss) income from partially owned entities	(8,709)	1,523		(3,583)		(6,649)
Income from real estate fund investments	52,122	-		-		52,122
Interest and other investment income, net	19,618	5,642		60		13,916
Interest and debt expense	(279,110)	(143,004)		(52,223)		(83,883)
Net gain on disposition of wholly owned and partially
owned assets	104,897	-		102,404		2,493
Income (loss) before income taxes	441,363	340,506		154,414		(53,557)
Income tax benefit (expense)	84,245	(3,185)		(79)		87,509
Income from continuing operations	525,608	337,321		154,335		33,952
Income from discontinued operations	50,278	-		-		50,278
Net income	575,886	337,321		154,335		84,230
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(38,370)	(6,640)		-		(31,730)
Net income attributable to Vornado Realty L.P.	537,516	330,681		154,335		52,500
Interest and debt expense(2)	348,725	184,377		62,413		101,935
Depreciation and amortization(2)	493,904	288,897		136,687		68,320
Income tax (benefit) expense (2)	(85,349)	3,368		(1,856)		(86,861)
EBITDA(1)	$1,294,796	$807,323	(3)	$351,579	(4)	$135,894	(5)

(Amounts in thousands)	For the Nine Months Ended September 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$1,715,502	$1,120,686		$403,645		$191,171
Total expenses	1,198,854	702,727		265,299		230,828
Operating income (loss)	516,648	417,959		138,346		(39,657)
(Loss) income from partially owned entities	(78,676)	16,372		(4,925)		(90,123)
Income from real estate fund investments	142,418	-		-		142,418
Interest and other investment income, net	28,814	4,889		93		23,832
Interest and debt expense	(301,042)	(134,970)		(56,692)		(109,380)
Net gain on disposition of wholly owned and partially
owned assets	13,205	-		-		13,205
Income (loss) before income taxes	321,367	304,250		76,822		(59,705)
Income tax expense	(6,783)	(2,997)		(46)		(3,740)
Income (loss) from continuing operations	314,584	301,253		76,776		(63,445)
Income from discontinued operations	118,456	17,401		-		101,055
Net income	433,040	318,654		76,776		37,610
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(85,239)	(7,203)		-		(78,036)
Net income (loss) attributable to Vornado Realty L.P.	347,801	311,451		76,776		(40,426)
Interest and debt expense(2)	510,724	180,150		67,469		263,105
Depreciation and amortization(2)	530,052	241,040		108,367		180,645
Income tax expense(2)	21,489	3,069		88		18,332
EBITDA(1)	$1,410,066	$735,710	(3)	$252,700	(4)	$421,656	(5)

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

(2)	Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
	Office	$166,663	$159,568	$496,762	$480,280
	Retail	97,604	71,327	265,060	205,469
	Alexander's	10,502	10,387	31,150	31,088
	Hotel Pennsylvania	7,621	9,301	14,351	18,873
	Total New York	$282,390	$250,583	$807,323	$735,710

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
	Office, excluding the Skyline properties	$64,733	$65,904	$200,631	$200,218
	Gain on sale of 1750 Pennsylvania Avenue	102,404	-	102,404	-
	Skyline properties	5,998	7,698	19,037	21,270
	Total Office	173,135	73,602	322,072	221,488
	Residential	9,553	10,117	29,507	31,212
	Total Washington, DC	$182,688	$83,719	$351,579	$252,700

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

	Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized (losses) gains	$2,594	$2,051	$6,879	$6,668
	Net realized/unrealized (losses) gains on investments	(922)	5,083	9,542	32,890
	Carried interest	(49)	8,438	6,248	21,643
	Total	1,623	15,572	22,669	61,201
	The Mart and trade shows	19,044	19,497	62,229	61,038
	555 California Street	13,005	11,994	38,237	35,566
	Our share of Toys(a)	46	12,440	2,000	103,026
	India real estate ventures	13	2,651	2,229	4,574
	Other investments	11,558	4,372	25,787	13,594
		45,289	66,526	153,151	278,999
	Corporate general and administrative expenses(b) (c)	(22,341)	(22,948)	(82,043)	(71,952)
	Investment income and other, net(b)	5,952	6,659	21,275	22,764
	Gains on sale of partially owned entities and other	33,153	-	37,666	-
	UE and residual retail properties discontinued operations(d)	2,516	106,602	26,313	192,532
	Acquisition and transaction related costs	(1,518)	(1,277)	(7,560)	(3,629)
	Net gain on sale of residential condominiums and a land parcel	633	2,665	2,493	13,205
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(595)	(10,263)	(595)	(10,263)
	Our share of impairment losses on India real estate ventures	-	-	(14,806)	-
		$63,089	$147,964	$135,894	$421,656

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014 (see Note 7 - Investments in Partially Owned Entities).  The nine months ended September 30, 2014 includes an impairment loss of $75,196.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,577 and $1,352 for the three months ended September 30, 2015 and 2014, respectively, and $327 and $8,132 for the nine months ended September 30, 2015 and 2014, respectively.

	(c)

The nine months ended September 30, 2015 includes $7,084 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65.  The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $867 and $6,217 thereafter.

	(d)

The three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014, includes $5,828, $22,972 and $9,343, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls (see Note 1 - Organization).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Subsequent Events

20 Broad Street

On October 19, 2015, we entered into an agreement to sell our leasehold interest in 20 Broad Street, a 473,000 square foot office building in Manhattan.  We ground lease this property, which is contiguous to the New York Stock Exchange (“NYSE”), from the NYSE, who is also the major tenant in the building.  By agreement, we early terminated the NYSE space lease which was scheduled to expire in June 2016.  The aggregate consideration for the sale of the leasehold and the early termination of the NYSE lease is $200,000,000 or $423 per square foot.  The total income from this transaction is approximately $156,000,000 comprised of $141,000,000 from the gain on sale and $15,000,000 of lease termination income.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter of 2015.

Unsecured Term Loan Facility

On October 30, 2015, we entered into an unsecured delayed-draw term loan facility in the maximum amount of $750,000,000.  The facility matures in October 2018 with two one-year extension options.  The interest rate is LIBOR plus 115 basis points with a fee of 20 basis points per annum on the unused portion. At closing, we drew $187,500,000. The facility provides that the maximum amount available is twice the amount outstanding on April 29, 2016, limited to $750,000,000, and all draws must be made by October 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. (the “Company”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2015 and 2014 and changes in equity and cash flows for the nine month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2015

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended September 30, 2015.

		Total Return(1)
		Vornado	Office REIT	RMS
	Three-month	(4.1%)	(1.2%)	2.1%
	Nine-month	(13.6%)	(6.4%)	(4.3%)
	One-year	2.4%	5.5%	9.5%
	Three-year	36.4%	24.4%	31.1%
	Five-year	38.0%	46.1%	75.9%
	Ten-year	70.3%	56.2%	93.1%

(1)	Past performance is not necessarily indicative of future performance.

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

Overview – continued

Quarter Ended September 30, 2015 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2015 was $211,526,000, or $1.05 per diluted unit, compared to $139,134,000, or $0.69 per diluted unit, for the prior year’s quarter.  Net income for the quarters ended September 30, 2015 and 2014 include $135,557,000 and $57,796,000, respectively, of net gains on sale of real estate. Net income for the quarter ended September 30, 2015 also includes $2,313,000 of real estate impairment losses.  In addition, the quarters ended September 30, 2015 and 2014 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below increased net income attributable to Class A unitholders for the quarters ended September 30, 2015 and 2014 by $133,101,000, or $0.66 per diluted unit, and $54,699,000, or $0.27 per diluted unit, respectively.

(Amounts in thousands)	For the Three Months Ended September 30,
	2015	2014
Items that affect comparability income (expense):
Income from discontinued operations and sold properties (including UE spin-off related
costs of $5,828 in 2014)	$2,517	$24,520
Acquisition and transaction related costs	(1,518)	(1,277)
Impairment loss and loan loss reserve on investment in Suffolk Downs	(595)	(10,263)
Toys net income (loss)	46	(18,418)
Other, net	(593)	2,341
Items that affect comparability	$(143)	$(3,097)

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  and cash basis same store EBITDA of our operating segments for the quarter ended September 30, 2015 over the quarter ended September 30, 2014 and the trailing quarter ended June 30, 2015 are summarized below.

		New York		Washington, DC
Same Store EBITDA:
	September 30, 2015 vs. September 30, 2014
	Same store EBITDA	1.4%	(1)	(4.5%)
	Cash basis same store EBITDA	(0.3%)	(1)	(9.4%)
	September 30, 2015 vs. June 30, 2015
	Same store EBITDA	(0.9%)	(2)	(5.4%)
	Cash basis same store EBITDA	(3.5%)	(2)	(7.2%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.2% and by 0.5% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 0.4% and by 3.0% on a cash basis.

Overview – continued

Nine Months Ended September 30, 2015 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2015 was $477,194,000, or $2.36 per diluted unit, compared to $286,664,000, or $1.42 per diluted unit, for the nine months ended September 30, 2014.  Net income for the nine months ended September 30, 2015 and 2014 include $150,937,000 and $57,796,000, respectively, of net gains on sale of real estate, and $17,375,000 and $20,842,000, respectively, of real estate impairment losses.  In addition, the nine months ended September 30, 2015 and 2014 include certain items that affect comparability, which are listed in the table below.  The aggregate of real estate impairment losses, net gains on sale of real estate and the items in the table below increased net income attributable to Class A unitholders for the nine months ended September 30, 2015 and 2014 by $232,505,000, or $1.15 per diluted unit, and $38,324,000, or $0.19 per diluted unit, respectively.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2015	2014
Items that affect comparability income (expense):
Reversal of allowance for deferred tax assets (re: taxable REIT subsidiary's
ability to utilize NOLs)	$90,030	$-
Income from discontinued operations and sold properties (including UE spin-off related
costs of $22,972 and $9,343, respectively)	10,647	82,132
Acquisition and transaction related costs	(7,560)	(3,629)
Net gain on sale of residential condominiums and a land parcel in 2014	2,493	13,205
Toys net income (loss) (including impairment losses of $75,196 in 2014)	2,000	(74,162)
Impairment loss and loan loss reserve on investment in Suffolk Downs	(595)	(10,263)
Other, net	1,928	(5,913)
Items that affect comparability	$98,943	$1,370

The percentage increase (decrease) in same store EBITDA and cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2015 over the nine months ended September 30, 2014 is summarized below.

		New York		Washington, DC
Same Store EBITDA:
	September 30, 2015 vs. September 30, 2014
	Same store EBITDA	2.0%	(1)	(1.4%)
	Cash basis same store EBITDA	2.4%	(1)	(6.8%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.7% and by 3.1% on a cash basis.

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

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street.  The development cost of this project is approximately $235,000,000.  The development is expected to commence during the fourth quarter of 2015 and be completed in 2017.

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

On September 25, 2015, we acquired 265 West 34th Street, a 1,700 square foot retail property and 15,200 square feet of additional zoning air rights, for approximately $28,500,000.

2015 Dispositions

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest).  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Inc. (NYSE: ALX) Rego Park retail assets. Steven Roth, Chairman of Vornado’s Board of Trustees and its Chief Executive Officer is a member of the Board of Trustees of UE.  The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.

On March 13, 2015, we sold our Geary Street, CA lease for $34,189,000, which resulted in a net gain of $21,376,000.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000.  The Fund realized a $23,768,000 net gain over the holding period.

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

On August 6, 2015, we sold our 50% interest in the Monmouth Mall in Eatontown, NJ to our joint venture partner for $38,000,000, valuing the property at approximately $229,000,000, which resulted in a net gain of $33,153,000.

On September 9, 2015, we completed the sale of 1750 Pennsylvania Avenue, NW, a 278,000 square foot office building in Washington, DC for $182,000,000, resulting in a net gain of approximately $102,000,000 which is included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statement of income.  The tax gain of approximately $137,000,000 was deferred as part of a like-kind exchange.  We are managing the property on behalf of the new owner.

Overview – continued

2015 Dispositions – continued

On October 19, 2015, we entered into an agreement to sell our leasehold interest in 20 Broad Street, a 473,000 square foot office building in Manhattan.  We ground lease this property, which is contiguous to the New York Stock Exchange (“NYSE”), from the NYSE, who is also the major tenant in the building.  By agreement, we early terminated the NYSE space lease which was scheduled to expire in June 2016.  The aggregate consideration for the sale of the leasehold and the early termination of the NYSE lease is $200,000,000 or $423 per square foot.  The total income from this transaction is approximately $156,000,000 comprised of $141,000,000 from the gain on sale and $15,000,000 of lease termination income.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter of 2015.

We also sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

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

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 851,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65% and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

On September 22, 2015, we upsized the loan on our 220 Central Park South development by $350,000,000 to $950,000,000.  The interest rate on the loan is LIBOR plus 2.00% and the final maturity date is 2020.  In connection with the upsizing, the standby commitment for a $500,000,000 mezzanine loan for this development has been terminated by payment of a $15,000,000 contractual termination fee, which was capitalized as a component of “development costs and construction in progress” on our consolidated balance sheet as of September 30, 2015.

On October 30, 2015, we entered into an unsecured delayed-draw term loan facility in the maximum amount of $750,000,000.  The facility matures in October 2018 with two one-year extension options.  The interest rate is LIBOR plus 115 basis points with a fee of 20 basis points per annum on the unused portion. At closing, we drew $187,500,000. The facility provides that the maximum amount available is twice the amount outstanding on April 29, 2016, limited to $750,000,000, and all draws must be made by October 2017.

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

At September 30, 2015 and December 31, 2014, our taxable REIT subsidiaries had deferred tax assets related to net operating loss carryforwards of $95,419,000 and $94,100,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against these deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  Based upon residential condominium unit sales, among other factors, we have concluded that it is more-likely-than-not that we will generate sufficient taxable income to realize these deferred tax assets.  Accordingly, during the second quarter of 2015, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income.

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

(Square feet in thousands)	New York		Washington, DC
	Office	Retail	Office
Quarter Ended September 30, 2015
Total square feet leased	509	45	414
Our share of square feet leased:	371	45	405
Initial rent (1)	$79.80	$707.96	$45.46
Weighted average lease term (years)	5.7	15.2	5.9
Second generation relet space:
Square feet	334	44	331
Cash basis:
Initial rent (1)	$78.61	$722.36	$46.32
Prior escalated rent	$63.04	$321.63	$48.57
Percentage increase (decrease)	24.7%	124.6%	(4.6%)
GAAP basis:
Straight-line rent (2)	$77.76	$783.69	$43.03
Prior straight-line rent	$62.00	$274.10	$46.56
Percentage increase (decrease)	25.4%	185.9%	(7.6%)
Tenant improvements and leasing commissions:
Per square foot	$42.07	$777.37	$36.10
Per square foot per annum	$7.38	$51.14	$6.12
Percentage of initial rent	9.2%	7.2%	13.5%

Nine Months Ended September 30, 2015
	Total square feet leased	1,666	88	1,579
	Our share of square feet leased:	1,282	79	1,492
	Initial rent (1)	$80.09	$907.45	$39.31
	Weighted average lease term (years)	8.7	14.1	9.0
	Second generation relet space:
	Square feet	854	71	1,038
	Cash basis:
	Initial rent (1)	$80.64	$895.79	$38.91	(3)
	Prior escalated rent	$68.56	$336.95	$43.63	(3)
	Percentage increase (decrease)	17.6%	165.9%	(10.8%)	(3)
	GAAP basis:
	Straight-line rent (2)	$78.58	$1,051.09	$36.45	(3)
	Prior straight-line rent	$64.70	$514.67	$41.02	(3)
	Percentage increase (decrease)	21.5%	104.2%	(11.1%)	(3)
	Tenant improvements and leasing commissions:
	Per square foot	$69.06	$712.66	$60.08
	Per square foot per annum	$7.94	$50.54	$6.68
	Percentage of initial rent	9.9%	5.6%	17.0%

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
(3)

Excluding 371 square feet of leasing activity with the U.S. Marshals Service (of which 293 square feet are second generation relet space), the initial rent and prior escalated rent on a cash basis was $41.63 and $43.45 per square foot, respectively (4.2% decrease), and the initial rent and prior escalated rent on a GAAP basis was $39.00 and $41.34 per square foot, respectively (5.7% decrease).

Overview - continued

Square footage (in service) and Occupancy as of September 30, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	36	21,724	18,051	96.2%
Retail	62	2,550	2,370	96.3%
Alexander's	7	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,653 units	2	1,521	761	94.7%
		29,373	23,288	96.2%

Washington, DC:
Office, excluding the Skyline properties	49	13,148	10,782	89.8%
Skyline properties	8	2,648	2,648	51.0%
Total Office	57	15,796	13,430	82.2%
Residential - 2,414 units	7	2,597	2,455	95.3%
Other	7	555	555	100.0%
		18,948	16,440	84.7%

Other:
The Mart	1	3,637	3,628	98.4%
555 California Street	3	1,800	1,260	93.6%
Other	2	751	751	100.0%
		6,188	5,639

Total square feet at September 30, 2015		54,509	45,367

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2014:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	32	20,625	17,094	97.0%
Retail	58	2,736	2,278	96.5%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	2	1,524	763	95.7%
		28,463	22,241	96.9%

Washington, DC:
Office, excluding the Skyline properties	50	13,184	10,806	87.4%
Skyline properties	8	2,648	2,648	53.5%
Total Office	58	15,832	13,454	80.7%
Residential - 2,414 units	7	2,597	2,455	97.4%
Other	6	384	384	100.0%
		18,813	16,293	83.6%

Other:
The Mart	1	3,587	3,578	94.7%
555 California Street	3	1,801	1,261	97.6%
Other	2	672	672	100.0%
		6,060	5,511

Total square feet at December 31, 2014		53,336	44,045

Overview - continued

Washington, DC Segment

EBITDA before gains on sale of real estate and discontinued operations for the nine months ended September 30, 2015, was $3,438,000 behind last year's nine months.  We expect EBITDA for the fourth quarter to be flat to the fourth quarter of last year.  Accordingly, we expect 2015 EBITDA before gains on sale of real estate and discontinued operations will be approximately $3,500,000 less than 2014.  Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 393,000 square feet has been taken out of service for redevelopment and 1,298,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of September 30, 2015.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of September 30, 2015	$37.62	1,293,000	825,000	384,000	84,000
Leases pending	39.63	5,000	-	5,000	-
Taken out of service for redevelopment		393,000	393,000	-	-
		1,691,000	1,218,000	389,000	84,000

To Be Resolved:
Vacated as of September 30, 2015	35.43	684,000	198,000	422,000	64,000
Expiring in 2015	41.87	20,000	20,000	-	-
		704,000	218,000	422,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$627,596	$429,433		$132,704		$65,459
Total expenses	436,156	263,805		102,114		70,237
Operating income (loss)	191,440	165,628		30,590		(4,778)
(Loss) income from partially owned entities	(325)	4,010		(1,909)		(2,426)
Income from real estate fund investments	1,665	-		-		1,665
Interest and other investment income, net	3,160	1,888		34		1,238
Interest and debt expense	(95,344)	(50,480)		(16,580)		(28,284)
Net gain on disposition of wholly owned and partially
owned assets	103,037	-		102,404		633
Income (loss) before income taxes	203,633	121,046		114,539		(31,952)
Income tax expense	(2,856)	(1,147)		(287)		(1,422)
Income (loss) from continuing operations	200,777	119,899		114,252		(33,374)
Income from discontinued operations	34,463	-		-		34,463
Net income	235,240	119,899		114,252		1,089
Less net income attributable to noncontrolling interests in	-
consolidated subsidiaries	(3,302)	(2,582)		-		(720)
Net income attributable to Vornado Realty L.P.	231,938	117,317		114,252		369
Interest and debt expense(2)	118,977	64,653		20,010		34,314
Depreciation and amortization(2)	174,209	99,206		48,132		26,871
Income tax expense(2)	3,043	1,214		294		1,535
EBITDA(1)	$528,167	$282,390	(3)	$182,688	(4)	$63,089	(5)

(Amounts in thousands)	For the Three Months Ended September 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$578,710	$383,828		$133,541		$61,341
Total expenses	396,571	238,153		88,375		70,043
Operating income (loss)	182,139	145,675		45,166		(8,702)
(Loss) income from partially owned entities	(26,034)	5,810		(1,411)		(30,433)
Income from real estate fund investments	24,160	-		-		24,160
Interest and other investment income, net	7,568	1,834		15		5,719
Interest and debt expense	(100,817)	(43,061)		(18,685)		(39,071)
Net gain on disposition of wholly owned and partially
owned assets	2,665	-		-		2,665
Income (loss) before income taxes	89,681	110,258		25,085		(45,662)
Income tax expense	(2,652)	(802)		(130)		(1,720)
Income (loss) from continuing operations	87,029	109,456		24,955		(47,382)
Income from discontinued operations	82,168	5,615		-		76,553
Net income	169,197	115,071		24,955		29,171
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(9,685)	(2,690)		-		(6,995)
Net income attributable to Vornado Realty L.P.	159,512	112,381		24,955		22,176
Interest and debt expense(2)	160,252	58,010		22,208		80,034
Depreciation and amortization(2)	160,270	79,446		36,411		44,413
Income tax expense (2)	2,232	746		145		1,341
EBITDA(1)	$482,266	$250,583	(3)	$83,719	(4)	$147,964	(5)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended  September 30, 2015 and 2014 - continued

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

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2015	2014
	Office	$166,663	$159,568
	Retail	97,604	71,327
	Alexander's	10,502	10,387
	Hotel Pennsylvania	7,621	9,301
	Total New York	$282,390	$250,583

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2015	2014
	Office, excluding the Skyline properties	$64,733	$65,904
	Gain on sale of 1750 Pennsylvania Avenue	102,404	-
	Skyline properties	5,998	7,698
	Total Office	173,135	73,602
	Residential	9,553	10,117
	Total Washington, DC	$182,688	$83,719

Net Income and EBITDA by Segment for the Three Months Ended  September 30, 2015 and 2014 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized (losses) gains	$2,594	$2,051
	Net realized/unrealized (losses) gains on investments	(922)	5,083
	Carried interest	(49)	8,438
	Total	1,623	15,572
	The Mart and trade shows	19,044	19,497
	555 California Street	13,005	11,994
	Our share of Toys	46	12,440
	India real estate ventures	13	2,651
	Other investments	11,558	4,372
		45,289	66,526
	Corporate general and administrative expenses(a)	(22,341)	(22,948)
	Investment income and other, net(a)	5,952	6,659
	Gains on sale of partially owned entities	33,153	-
	UE and residual retail properties discontinued operations(b)	2,516	106,602
	Acquisition and transaction related costs	(1,518)	(1,277)
	Net gain on sale of residential condominiums	633	2,665
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(595)	(10,263)
		$63,089	$147,964

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,577 and $1,352 for the three months ended September 30, 2015 and 2014, respectively.

	(b)	The three months ended September 30, 2014, includes $5,828 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Three Months Ended September 30,
	2015	2014
Region:
New York City metropolitan area	72%	68%
Washington, DC / Northern Virginia area	20%	23%
Chicago, IL	5%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $627,596,000 for the three months ended September 30, 2015, compared to $578,710,000 for the prior year’s quarter, an increase of $48,886,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions and other	$19,320	$19,775	$(455)	$-
Development and redevelopment	16,192	15,289	62	841
Hotel Pennsylvania	(1,319)	(1,319)	-	-
Trade shows	458	-	-	458
Same store operations	16,708	15,455	(411)	1,664
	51,359	49,200	(804)	2,963

Tenant expense reimbursements:
Acquisitions and other	1,549	1,718	(169)	-
Development and redevelopment	758	788	(30)	-
Same store operations	(1,162)	(937)	(5)	(220)
	1,145	1,569	(204)	(220)

Fee and other income:
BMS cleaning fees	(3,904)	(4,000)	-	96
Management and leasing fees	(221)	232	(508)	55
Lease termination fees	(1,782)	(3,021)	1,208	31
Other income (loss)	2,289	1,625	(529)	1,193
	(3,618)	(5,164)	171	1,375

Total increase (decrease) in revenues	$48,886	$45,605	$(837)	$4,118

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $436,156,000 for the three months ended September 30, 2015, compared to $396,571,000 for the prior year’s quarter, an increase of $39,585,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase due to:
Operating:
Acquisitions and other	$5,331	$5,534	$(203)	$-
Development and redevelopment	4,643	3,741	482	420
Non-reimbursable expenses, including
bad debt reserves	1,552	1,037	528	(13)
Hotel Pennsylvania	(57)	(57)	-	-
Trade shows	(212)	-	-	(212)
BMS expenses	(2,966)	(3,300)	-	334
Same store operations	8,182	5,093	1,751	1,338
	16,473	12,048	2,558	1,867

Depreciation and amortization:
Acquisitions and other	10,527	10,652	(125)	-
Development and redevelopment	13,083	1,513	10,697	873
Same store operations	3,488	1,120	780	1,588
	27,098	13,285	11,352	2,461

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	(3,929)	-	-	(3,929)
Same store operations	(298)	319	(171)	(446)
	(4,227)	319	(171)	(4,375)

Acquisition and transaction related costs	241	-	-	241

Total increase in expenses	$39,585	$25,652	$13,739	$194

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

 Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended September 30,
	September 30, 2015	2015	2014
Our Share of Net (Loss) Income:
Alexander's	32.4%	$7,544	$7,192
Partially owned office buildings (1)	Various	(2,039)	18
India real estate ventures	4.1%-36.5%	(1,704)	(262)
Toys (2)	32.5%	46	(18,418)
Other investments (3)	Various	(4,172)	(14,564)
		$(325)	$(26,034)

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)

For the three months ended September 30, 2015, we recognized net income of $46 from our investment in Toys, representing management fees earned and received, compared to a net loss of $18,418 for the three months ended September 30, 2014, comprised of $20,357 for our share of Toys' net loss, partially offset by $1,939 of management fees earned and received.

(3)

Includes interests in UE, PREIT Associates, Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.  In the third quarter of 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30,
	2015	2014
Net investment income	$5,116	$3,829
Net realized (losses) gains on exited investments	(907)	51,584
Previously recorded unrealized gains on exited investments	-	(49,586)
Net unrealized (losses) gains on held investments	(2,544)	18,333
Income from real estate fund investments	1,665	24,160
Less income attributable to noncontrolling interests	(42)	(8,588)
Income from real estate fund investments attributable to
Vornado Realty L.P.(1)	$1,623	$15,572

(1)

Excludes property management, leasing and development fees of $678 and $669 for the three months ended September 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $3,160,000 for the three months ended September 30, 2015, compared to $7,568,000 in the prior year’s quarter, a decrease of $4,408,000. This decrease resulted primarily from a decrease in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $95,344,000 for the three months ended September 30, 2015, compared to $100,817,000 in the prior year’s quarter, a decrease of $5,473,000.  This decrease was primarily due to (i) $8,761,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $5,354,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iii) $5,330,000 of lower capitalized interest and (iv) $1,983,000 of higher interest expense from the current year’s financings of 150 West 34th Street and the Center Building.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the three months ended September 30, 2015, we recognized a $103,037,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of 1750 Pennsylvania Avenue, compared to $2,665,000 in the prior year’s quarter, primarily from the sale of  residential condominiums.

Income Tax Expense

Income tax expense related to our taxable REIT subsidiaries was $2,856,000 for the three months ended September 30, 2015, compared to an expense of $2,652,000 in the prior year’s quarter.  The increase in expense of $204,000 was primarily attributable to higher income from our taxable REIT subsidiaries.

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended September 30,
	2015	2014
Total revenues	$2,589	$93,440
Total expenses	1,279	62,715
	1,310	30,725
Net gain on sale of our interest in Monmouth Mall	33,153	-
Net gains on sale of real estate	-	57,796
Transaction related costs (primarily UE spin off)	-	(5,828)
Pretax income from discontinued operations	34,463	82,693
Income tax expense	-	(525)
Income from discontinued operations	$34,463	$82,168

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $3,302,000 for the three months ended September 30, 2015, compared to $9,685,000 for the prior year’s quarter, a decrease of $6,383,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Preferred Unit Distributions

Preferred unit distributions were $20,412,000 for the three months ended September 30, 2015, compared to $20,378,000 for the prior year’s quarter, an increase of $34,000.

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended September 30, 2015	$282,390		$182,688
Add-back:
Non-property level overhead expenses included above	8,305		6,282
Less EBITDA from:
Acquisitions	(15,826)		-
Dispositions, including net gains on sale	121		(104,006)
Properties taken out-of-service for redevelopment	(19,588)		(20)
Other non-operating income	(8,045)		(1,414)
Same store EBITDA for the three months ended September 30, 2015	$247,357		$83,530

EBITDA for the three months ended September 30, 2014	$250,583		$83,719
Add-back:
Non-property level overhead expenses included above	7,986		6,454
Less EBITDA from:
Acquisitions	50		-
Dispositions, including net gains on sale	(5,800)		(1,926)
Properties taken out-of-service for redevelopment	(5,944)		(401)
Other non-operating income	(3,010)		(421)
Same store EBITDA for the three months ended September 30, 2014	$243,865		$87,425

Increase (decrease) in same store EBITDA -
Three months ended September 30, 2015 vs. September 30, 2014	$3,492	(1)	$(3,895)	(2)

% increase (decrease) in same store EBITDA	1.4%		(4.5%)

See notes on following page

Results of Operations – Three Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Notes to preceding tabular information:

(1)              New York:

The $3,492,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $3,287,000 and $1,799,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $1,681,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by lower BMS EBITDA and higher operating expenses, net of reimbursements.

(2)              Washington, DC:

The $3,895,000 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $2,284,000, lower fee and other income of $530,000, and lower management and leasing fees of $508,000.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the three months ended September 30, 2015	$247,357	$83,530
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(36,095)	(6,913)
Cash basis same store EBITDA for the three months ended
September 30, 2015	$211,262	$76,617

Same store EBITDA for the three months ended September 30, 2014	$243,865	$87,425
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(31,993)	(2,840)
Cash basis same store EBITDA for the three months ended
September 30, 2014	$211,872	$84,585

Decrease in Cash basis same store EBITDA -
Three months ended September 30, 2015 vs. September 30, 2014	$(610)	$(7,968)

% decrease in Cash basis same store EBITDA	(0.3%)	(9.4%)

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Nine Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,850,686	$1,243,208		$401,528		$205,950
Total expenses	1,298,141	766,863		293,772		237,506
Operating income (loss)	552,545	476,345		107,756		(31,556)
(Loss) income from partially owned entities	(8,709)	1,523		(3,583)		(6,649)
Income from real estate fund investments	52,122	-		-		52,122
Interest and other investment income, net	19,618	5,642		60		13,916
Interest and debt expense	(279,110)	(143,004)		(52,223)		(83,883)
Net gain on disposition of wholly owned and partially
owned assets	104,897	-		102,404		2,493
Income (loss) before income taxes	441,363	340,506		154,414		(53,557)
Income tax benefit (expense)	84,245	(3,185)		(79)		87,509
Income from continuing operations	525,608	337,321		154,335		33,952
Income from discontinued operations	50,278	-		-		50,278
Net income	575,886	337,321		154,335		84,230
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(38,370)	(6,640)		-		(31,730)
Net income attributable to Vornado Realty L.P.	537,516	330,681		154,335		52,500
Interest and debt expense(2)	348,725	184,377		62,413		101,935
Depreciation and amortization(2)	493,904	288,897		136,687		68,320
Income tax (benefit) expense (2)	(85,349)	3,368		(1,856)		(86,861)
EBITDA(1)	$1,294,796	$807,323	(3)	$351,579	(4)	$135,894	(5)

(Amounts in thousands)	For the Nine Months Ended September 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$1,715,502	$1,120,686		$403,645		$191,171
Total expenses	1,198,854	702,727		265,299		230,828
Operating income (loss)	516,648	417,959		138,346		(39,657)
(Loss) income from partially owned entities	(78,676)	16,372		(4,925)		(90,123)
Income from real estate fund investments	142,418	-		-		142,418
Interest and other investment income, net	28,814	4,889		93		23,832
Interest and debt expense	(301,042)	(134,970)		(56,692)		(109,380)
Net gain on disposition of wholly owned and partially
owned assets	13,205	-		-		13,205
Income (loss) before income taxes	321,367	304,250		76,822		(59,705)
Income tax expense	(6,783)	(2,997)		(46)		(3,740)
Income (loss) from continuing operations	314,584	301,253		76,776		(63,445)
Income from discontinued operations	118,456	17,401		-		101,055
Net income	433,040	318,654		76,776		37,610
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(85,239)	(7,203)		-		(78,036)
Net income (loss) attributable to Vornado Realty L.P.	347,801	311,451		76,776		(40,426)
Interest and debt expense(2)	510,724	180,150		67,469		263,105
Depreciation and amortization(2)	530,052	241,040		108,367		180,645
Income tax expense(2)	21,489	3,069		88		18,332
EBITDA(1)	$1,410,066	$735,710	(3)	$252,700	(4)	$421,656	(5)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2015 and 2014 - continued

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

(2)	Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2015	2014
	Office	$496,762	$480,280
	Retail	265,060	205,469
	Alexander's	31,150	31,088
	Hotel Pennsylvania	14,351	18,873
	Total New York	$807,323	$735,710

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2015	2014
	Office, excluding the Skyline properties	$200,631	$200,218
	Gain on sale of 1750 Pennsylvania Avenue	102,404	-
	Skyline properties	19,037	21,270
	Total Office	322,072	221,488
	Residential	29,507	31,212
	Total Washington, DC	$351,579	$252,700

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2015 and 2014 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$6,879	$6,668
	Net realized/unrealized gains on investments	9,542	32,890
	Carried interest	6,248	21,643
	Total	22,669	61,201
	The Mart and trade shows	62,229	61,038
	555 California Street	38,237	35,566
	India real estate ventures	2,229	4,574
	Our share of Toys(a)	2,000	103,026
	Other investments	25,787	13,594
		153,151	278,999
	Corporate general and administrative expenses(b) (c)	(82,043)	(71,952)
	Investment income and other, net(b)	21,275	22,764
	Gains on sale of partially owned entities and other	37,666	-
	UE and residual retail properties discontinued operations(d)	26,313	192,532
	Our share of impairment loss on India real estate ventures	(14,806)	-
	Acquisition and transaction related costs	(7,560)	(3,629)
	Net gain on sale of residential condominiums and a land parcel	2,493	13,205
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(595)	(10,263)
		$135,894	$421,656

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014.  The nine months ended September 30, 2014 includes an impairment loss of $75,196.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $327 and $8,132 for the nine months ended September 30, 2015 and 2014, respectively.

	(c)

The nine months ended September 30, 2015 includes $7,084 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65.  The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $867 and $6,217 thereafter.

	(d)	The nine months ended September 30, 2015 and 2014, include $22,972 and $9,343, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Nine Months Ended September 30,
	2015	2014
Region:
New York City metropolitan area	70%	68%
Washington, DC / Northern Virginia area	21%	23%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $1,850,686,000 for the nine months ended September 30, 2015, compared to $1,715,502,000 for the prior year’s nine months, an increase of $135,184,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions and other	$38,683	$38,269	$414	$-
Development and redevelopment	41,826	39,519	57	2,250
Hotel Pennsylvania	(3,931)	(3,931)	-	-
Trade shows	2,060	-	-	2,060
Same store operations	42,208	35,779	(283)	6,712
	120,846	109,636	188	11,022

Tenant expense reimbursements:
Acquisitions and other	2,797	2,945	(148)	-
Development and redevelopment	2,179	2,166	13	-
Same store operations	10,894	7,537	459	2,898
	15,870	12,648	324	2,898

Fee and other income:
BMS cleaning fees	(681)	(1,213)	-	532
Management and leasing fees	(3,348)	(2,510)	(676)	(162)
Lease termination fees	(3,265)	(641)	(2,284)	(340)
Other income	5,762	4,602	331	829
	(1,532)	238	(2,629)	859

Total increase (decrease) in revenues	$135,184	$122,522	$(2,117)	$14,779

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,298,141,000 for the nine months ended September 30, 2015, compared to $1,198,854,000 for the prior year’s nine months, an increase of $99,287,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York	Washington, DC	Other
Increase due to:
Operating:
Acquisitions and other	$8,544		$8,628	$(84)	$-
Development and redevelopment	14,876		11,245	1,134	2,497
Non-reimbursable expenses, including bad debt
reserves	(1,749)		(1,715)	(316)	282
Hotel Pennsylvania	165		165	-	-
Trade shows	68		-	-	68
BMS expenses	(425)		(1,307)	-	882
Same store operations	25,218		19,194	1,747	4,277
	46,697		36,210	2,481	8,006

Depreciation and amortization:
Acquisitions and other	23,110		23,094	16	-
Development and redevelopment	9,560		(9,313)	24,855	(5,982)
Same store operations	10,515		8,331	3,096	(912)
	43,185		22,112	27,967	(6,894)

General and administrative:
Mark-to-market of deferred compensation plan
liability (1)	(8,459)		-	-	(8,459)
Same store operations	13,933	(2)	5,814	(1,975)	10,094
	5,474		5,814	(1,975)	1,635

Acquisition and transaction related costs	3,931		-	-	3,931

Total increase in expenses	$99,287		$64,136	$28,473	$6,678

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(2)

Results primarily from the acceleration of the recognition of compensation expense of $8,911 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65.  The accelerated expense will result in lower general and administrative expense during the remainder of 2015 of $1,077 and $7,834 thereafter.

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Nine Months Ended September 30,
	September 30, 2015	2015		2014
Our Share of Net (Loss) Income:
Alexander's	32.4%	$22,558		$20,471
India real estate ventures	4.1%-36.5%	(18,380)	(1)	(2,440)
Partially owned office buildings (2)	Various	(14,573)		(1,387)
Toys (3)	32.5%	2,000		(74,162)
Other investments (4)	Various	(314)		(21,158)
		$(8,709)		$(78,676)

(1)		Includes $14,806 for our share of non-cash impairment losses.
(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(3)

For the nine months ended September 30, 2015, we recognized net income of $2,000 from our investment in Toys, representing management fees earned and received, compared to a net loss of $74,162 for the nine months ended September 30, 2014, comprised of (i) $4,691 for our share of Toys’ net loss, (ii) a $75,196 non-cash impairment loss, partially offset by (iii) $5,725 of management fees earned and received.

(4)

Includes interests in UE, PREIT Associates, Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.  In the third quarter of 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2015	2014
Net investment income	$13,716	$10,860
Net realized gains on exited investments	24,684	126,653
Previously recorded unrealized gains on exited investments	(23,279)	(50,316)
Net unrealized gains on held investments	37,001	55,221
Income from real estate fund investments	52,122	142,418
Less income attributable to noncontrolling interests	(29,453)	(81,217)
Income from real estate fund investments attributable to
Vornado Realty L.P.(1)	$22,669	$61,201

(1)

Excludes property management, leasing and development fees of $2,015 and $1,925 for the nine months ended September 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $19,618,000 for the nine months ended September 30, 2015, compared to $28,814,000 for the prior year’s nine months, a decrease of $9,196,000. This decrease resulted primarily from a decrease in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $279,110,000 for the nine months ended September 30, 2015, compared to $301,042,000 for the prior year’s nine months, a decrease of $21,932,000.  This decrease was primarily due to (i) $26,652,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $16,021,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iii) $12,700,000 of lower capitalized interest, (iv) $5,297,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014 and (v) $3,188,000 of higher interest expense from the current year’s financings of 150 West 34th Street and the Center Building.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the nine months ended September 30, 2015, we recognized a $104,897,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of 1750 Pennsylvania Avenue, compared to $13,205,000 for the prior year’s nine months, primarily from the sale of  residential condominiums and a land parcel.

Income Tax Benefit (Expense)

Income tax benefit related to our taxable REIT subsidiaries was $84,245,000 for the nine months ended September 30, 2015, compared to an expense of $6,783,000 for the prior year’s nine months.  The decrease in expense of $91,028,000 was primarily attributable to the reversal of the valuation allowances against certain of our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2015	2014
Total revenues	$24,868	$297,039
Total expenses	16,672	204,619
	8,196	92,420
Net gain on sale of our interest in Monmouth Mall	33,153	-
Transaction related costs (primarily UE spin off)	(22,972)	(9,343)
Net gain on sale of lease position in Geary Street, CA	21,376	-
Net gains on sale of real estate	10,867	57,796
Impairment losses	(256)	(20,842)
Pretax income from discontinued operations	50,364	120,031
Income tax expense	(86)	(1,575)
Income from discontinued operations	$50,278	$118,456

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $38,370,000 for the nine months ended September 30, 2015, compared to $85,239,000 for the prior year’s nine months, a decrease of $46,869,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Preferred Unit Distributions

Preferred unit distributions were $60,322,000 for the nine months ended September 30, 2015, compared to $61,137,000 for the prior year’s nine months, a decrease of $815,000.

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the nine months ended September 30, 2015, compared to nine months ended September 30, 2014.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the nine months ended September 30, 2015	$807,323		$351,579
Add-back:
Non-property level overhead expenses included above	28,238		18,498
Less EBITDA from:
Acquisitions	(34,824)		-
Dispositions, including net gains on sale	316		(108,055)
Properties taken out-of-service for redevelopment	(50,303)		(144)
Other non-operating income	(20,381)		(3,296)
Same store EBITDA for the nine months ended September 30, 2015	$730,369		$258,582

EBITDA for the nine months ended September 30, 2014	$735,710		$252,700
Add-back:
Non-property level overhead expenses included above	22,424		20,473
Less EBITDA from:
Acquisitions	50		-
Dispositions, including net gains on sale	(18,187)		(5,751)
Properties taken out-of-service for redevelopment	(17,795)		(981)
Other non-operating income	(6,347)		(4,109)
Same store EBITDA for the nine months ended September 30, 2014	$715,855		$262,332

Increase (decrease) in same store EBITDA -
Nine months ended September 30, 2015 vs. September 30, 2014	$14,514	(1)	$(3,750)	(2)

% increase (decrease) in same store EBITDA	2.0%		(1.4%)

See notes on following page.

Results of Operations – Nine Months Ended September 30, 2015 Compared to September 30, 2014 - continued

Notes to preceding tabular information:

(1)              New York:

The $14,514,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $8,496,000 and $10,369,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $4,523,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by higher operating expenses, net of reimbursements.

(2)              Washington, DC:

The $3,750,000 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $972,000, lower fee and other income of $1,311,000, lower management and leasing fees of $677,000, and lower income from partially owned entities.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the nine months ended September 30, 2015	$730,369	$258,582
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(91,370)	(18,203)
Cash basis same store EBITDA for the nine months ended
September 30, 2015	$638,999	$240,379

Same store EBITDA for the nine months ended September 30, 2014	$715,855	$262,332
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(91,576)	(4,383)
Cash basis same store EBITDA for the nine months ended
September 30, 2014	$624,279	$257,949

Increase (decrease) in cash basis same store EBITDA -
Nine months ended September 30, 2015 vs. September 30, 2014	$14,720	$(17,570)

% increase (decrease) in cash basis same store EBITDA	2.4%	(6.8%)

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended June 30, 2015

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado Realty L.P. for the three months ended June 30, 2015	$118,212	$16,454
Interest and debt expense	61,057	20,891
Depreciation and amortization	95,567	47,803
Income tax expense	1,152	486
EBITDA for the three months ended June 30, 2015	$275,988	$85,634

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended September 30, 2015 Compared to June 30, 2015

(Amounts in thousands)	New York	Washington, DC
EBITDA for the three months ended September 30, 2015	$282,390	$182,688
Add-back:
Non-property level overhead expenses included above	8,305	6,282
Less EBITDA from:
Acquisitions	(7,379)	-
Dispositions, including net gains on sale	121	(104,006)
Properties taken out-of-service for redevelopment	(19,588)	(20)
Other non-operating income	(11,145)	(1,414)
Same store EBITDA for the three months ended September 30, 2015	$252,704	$83,530

EBITDA for the three months ended June 30, 2015	$275,988	$85,634
Add-back:
Non-property level overhead expenses included above	7,889	6,512
Less EBITDA from:
Acquisitions	(3,534)	-
Dispositions, including net gains on sale	161	(2,067)
Properties taken out-of-service for redevelopment	(17,162)	(47)
Other non-operating income	(8,329)	(1,753)
Same store EBITDA for the three months ended June 30, 2015	$255,013	$88,279

Decrease in same store EBITDA -
Three months ended September 30, 2015 vs. June 30, 2015	$(2,309)	$(4,749)

% decrease in same store EBITDA	(0.9%)	(5.4%)

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended September 30, 2015 Compared to June 30, 2015

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the three months ended September 30, 2015	$252,704	$83,530
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(38,937)	(6,913)
Cash basis same store EBITDA for the three months ended
September 30, 2015	$213,767	$76,617

Same store EBITDA for the three months ended June 30, 2015	$255,013	$88,279
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(33,593)	(5,707)
Cash basis same store EBITDA for the three months ended
June 30, 2015	$221,420	$82,572

Decrease in cash basis same store EBITDA -
Three months ended September 30, 2015 vs. June 30, 2015	$(7,653)	$(5,955)

% decrease in cash basis same store EBITDA	(3.5%)	(7.2%)

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

Cash Flows for the Nine Months Ended September 30, 2015

Our cash and cash equivalents were $788,137,000 at September 30, 2015, a $410,340,000 decrease over the balance at December 31, 2014.  Our consolidated outstanding debt was $10,007,007,000 at September 30, 2015, a $396,683,000 increase over the balance at December 31, 2014.  As of September 30, 2015 and December 31, 2014, $0 and $0, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2015 and 2016, $0 and $1,409,929,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $443,525,000 was comprised of (i) net income of $575,886,000, (ii) return of capital from real estate fund investments of $91,036,000, (iii) distributions of income from partially owned entities of $51,650,000, and (iv) $10,350,000 of non-cash adjustments, which include depreciation and amortization expense, the reversal of allowance for deferred tax assets, the effect of straight-lining of rental income, loss from partially owned entities and impairment losses on real estate, partially offset by (v) the net change in operating assets and liabilities of $285,397,000 (including the acquisition of real estate fund investments of $95,010,000).

Net cash used in investing activities of $480,383,000 was comprised of (i) $388,565,000 of acquisitions of real estate and other, (ii) $339,586,000 of development costs and construction in progress, (iii) $207,845,000 of additions to real estate, (iv) $144,890,000 of investments in partially owned entities, and (v) $25,845,000 of investments in loans receivable, partially offset by (vi) $375,850,000 of proceeds from sales of real estate and related investments, (vii) $201,895,000 of changes in restricted cash, (viii) $31,822,000 of capital distributions from partially owned entities, and (ix) $16,781,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $373,482,000 was comprised of (i) $2,539,677,000 for the repayments of borrowings, (ii) $355,945,000 of distributions to Vornado, (iii) $225,000,000 of distributions in connection with the spin-off of UE, (iv) $93,738,000 of distributions to redeemable security holders and noncontrolling interests, (v) $60,213,000 of distributions to preferred unitholders, (vi) $37,467,000 of debt issuance costs, and (vii) $4,900,000 for the repurchase of Class A units related to equity compensation agreements resulting from exercises of long-term equity awards by executives of Vornado and/or related tax withholdings and other, partially offset by (viii) $2,876,460,000 of proceeds from borrowings, (ix) $51,725,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (x) $15,273,000 of proceeds received from the exercise of Vornado share options.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2015.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$76,461	$41,796	$14,722		$19,943
Tenant improvements	128,271	50,702	45,837		31,732
Leasing commissions	40,661	26,909	5,792		7,960
Non-recurring capital expenditures	101,517	67,623	32,762		1,132
Total capital expenditures and leasing commissions (accrual basis)	346,910	187,030	99,113		60,767
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	100,704	50,013	27,029		23,662
Expenditures to be made in future periods for the current period	(196,872)	(99,269)	(70,128)		(27,475)
Total capital expenditures and leasing commissions (cash basis)	$250,742	$137,774	$56,014		$56,954

Tenant improvements and leasing commissions:
Per square foot per annum	$9.13	$11.81	$6.68	$	n/a
Percentage of initial rent	11.2%	9.2%	17.0%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use.  Our development project budgets below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.3 billion, of which $238,000,000 has been expended as of September 30, 2015.  On September 22, 2015, we upsized the loan on our 220 Central Park South development by $350,000,000 to $950,000,000.  In connection with the upsizing, the standby commitment for a $500,000,000 mezzanine loan for this development has been terminated.

We are in the process of redeveloping the retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail, which is expected to be completed by the end of 2015.  The retail space includes 20,000 square feet on grade and 24,000 square feet below grade.  As part of the redevelopment, we have completed the construction of a six-story, 300 foot wide block front, dynamic LED sign, which was lit for the first time in November 2014.  The incremental development cost of this project is approximately $220,000,000, of which $196,000,000 has been expended as of September 30, 2015.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $145,000,000 has been expended as of September 30, 2015.

We are redeveloping an existing 171,000 square foot office building in Crystal City (2221 S. Clark Street), which we have leased to WeWork, into 216 rental residential units and 2 floors of co-working space.  The incremental development cost of this project is approximately $40,000,000, of which $19,000,000 has been expended as of September 30, 2015.  The redevelopment is expected to be completed in phases beginning in the fourth quarter of 2015.

We have substantially completed the repositioning of 280 Park Avenue (50% owned). Our share of the incremental development costs of this project is approximately $63,000,000, of which $61,000,000 was expended as of September 30, 2015.

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

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2015.  These expenditures include interest of $48,817,000, payroll of $3,557,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $68,003,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$98,680	$-	$-	$98,680
The Bartlett	72,309	-	72,309	-
330 West 34th Street	25,707	25,707	-	-
90 Park Avenue	20,430	20,430	-	-
Marriott Marquis Times Square - retail and signage	19,069	19,069	-	-
Wayne Towne Center	17,827	-	-	17,827
2221 South Clark Street (residential conversion)	14,478	-	14,478	-
640 Fifth Avenue	11,603	11,603	-	-
Penn Plaza	11,003	11,003	-	-
251 18th Street	4,863	-	4,863	-
S. Clark Street/12th Street	3,120	-	3,120	-
608 Fifth Avenue	2,527	2,527	-	-
Other	37,970	4,932	17,969	15,069
	$339,586	$95,271	$112,739	$131,576

Cash Flows for the Nine Months Ended September 30, 2014

Our cash and cash equivalents were $1,683,142,000 at September 30, 2014, a $1,099,852,000 increase over the balance at December 31, 2013. The increase is primarily due to cash flows from operating and financing activities, partially offset by cash flows from investing activities, as discussed below.

Cash flows provided by operating activities of $828,569,000 was comprised of (i) net income of $433,040,000, (ii) $264,302,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and impairment losses on real estate, (iii) return of capital from real estate fund investments of $215,676,000 and (iv) distributions of income from partially owned entities of $42,164,000, partially offset by (v) the net change in operating assets and liabilities of $126,613,000, including $3,392,000 related to Real Estate Fund investments.

Net cash used in investing activities of $197,139,000 was comprised of (i) $368,571,000 of development costs and construction in progress, (ii) $171,660,000 of additions to real estate, (iii) $95,546,000 of acquisitions of real estate and other, (iv) $91,697,000 of investments in partially owned entities, and (v) $11,380,000 of investment in loans receivable, partially offset by (vi) $335,489,000 of proceeds from sales of real estate and related investments, (vii) $101,592,000 of changes in restricted cash, (viii) $96,504,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other and (ix) $8,130,000 of distributions of capital from partially owned entities.

Net cash provided by financing activities of $468,422,000 was comprised of (i) $1,713,285,000 of proceeds from borrowings, (ii) $13,738,000 of proceeds received from the exercise of Vornado share options, and (iii) $5,297,000 of contributions from noncontrolling interests in consolidated subsidiaries, partially offset by (iv) $410,724,000 of distributions to Vornado, (v) $343,354,000 for the repayments of borrowings, (vi) $208,773,000 of distributions to redeemable security holders and noncontrolling interests, (vii) purchase of marketable securities in connection with the defeasance of mortgage notes payable of $198,884,000, (viii) $61,102,000 of distributions to preferred unitholders, (ix) $40,424,000 of debt issuance costs and (x) $637,000 for the repurchase of Class A units related to equity compensation agreements and/or related tax withholdings.

Liquidity and Capital Resources – continued

Capital Expenditures in the nine months ended September 30, 2014

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2014.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$61,235	$33,464	$9,815		$17,956
Tenant improvements	135,999	102,411	16,280		17,308
Leasing commissions	59,322	50,173	3,555		5,594
Non-recurring capital expenditures	67,016	25,038	23,428		18,550
Total capital expenditures and leasing commissions (accrual basis)	323,572	211,086	53,078		59,408
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	110,934	40,117	48,294		22,523
Expenditures to be made in future periods for the current period	(209,157)	(132,814)	(35,664)		(40,679)
Total capital expenditures and leasing commissions (cash basis)	$225,349	$118,389	$65,708		$41,252

Tenant improvements and leasing commissions:
Per square foot per annum	$6.40	$6.80	$5.09	$	n/a
Percentage of initial rent	10.3%	9.5%	12.9%		n/a

Development and Redevelopment Expenditures in the nine months ended September 30, 2014

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

(Amounts in thousands)	Total	New York	Washington, DC	Other
Springfield Town Center	$92,696	$-	$-	$92,696
Marriott Marquis Times Square - retail and signage	71,566	71,566	-	-
220 Central Park South	54,543	-	-	54,543
330 West 34th Street	32,014	32,014	-	-
The Bartlett	20,300	-	20,300	-
608 Fifth Avenue	18,127	18,127	-	-
Wayne Towne Center	16,109	-	-	16,109
7 West 34th Street	9,454	9,454	-	-
90 Park Avenue	6,293	6,293
Other	47,469	13,347	23,443	10,679
	$368,571	$150,801	$43,743	$174,027

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $430,000,000.

At September 30, 2015, $40,647,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $76,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2015			2014
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$2,818,142	2.01%	$28,181	$1,763,769	2.20%
Fixed rate	7,188,865	4.34%	-	7,846,555	4.36%
	$10,007,007	3.69%	28,181	$9,610,324	3.97%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$472,046	1.86%	4,720	$319,387	1.72%
Variable rate – Toys	1,046,123	7.05%	10,461	1,199,835	6.47%
Fixed rate (including $662,214 and
$674,443 of Toys debt in 2015 and 2014)	2,780,337	6.39%	-	2,754,410	6.45%
	$4,298,506	6.05%	15,181	$4,273,632	6.10%
Total change in annual net income			$43,362
Per diluted unit			$0.23

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2015, we have one interest rate swap on a $418,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (1.85% at September 30, 2015) to a fixed rate of 4.78% through March 2018.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of September 30, 2015, the estimated fair value of our consolidated debt was $10,156,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we issued 4,000 Class A units to Vornado upon conversion, surrender or exchange of equity awards issued pursuant to Vornado’s omnibus share plans and consideration received included $270,567 in cash proceeds.  Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 6, 2015	By:	/s/ Stephen W. Theriot
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