Form 10-K/A
period 2015-12-31
VORNADO REALTY LP
filed 2016-04-11
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

 (Exact name of Registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894-7000

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 19, 2016.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty L.P. (the “Registrant”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2015, audited financial statements of Toys “R” Us, Inc. (“Toys”), an equity method investment in which Vornado Realty L.P. owns approximately 32.5% of the common equity as of December 31, 2015.  On February 22, 2016, Vornado Realty L.P. filed its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to its Form 10-K to include Toys’ audited financial statements and related disclosures as soon as practicable after they were available.

On March 24, 2016, Toys filed its Annual Report on Form 10-K for its fiscal year ended January 30, 2016.  Accordingly, Vornado Realty L.P. is filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to its Form 10-K, filed on February 22, 2016, to incorporate by reference to this Amendment No. 1, Toys’ audited financial statements and related disclosures and to similarly include the consent of Ernst & Young LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the year ended January 30, 2016, and the consent of Deloitte & Touche LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for each of the two fiscal years in the period ended January 31, 2015.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado Realty L.P.’s original Form 10-K on February 22, 2016.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado Realty L.P.’s original Form 10-K.

PART IV

Item 15.              Exhibits, Financial Statement Schedules

(a)     Vornado Realty L.P’s consolidated financial statements are set forth in Item 8 of Vornado Realty L.P.’s Annual Report on Form 10-K filed on February 22, 2016 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2015, 2014 and 2013

Page 143 of the Original Form 10-K.

III--Real Estate and Accumulated Depreciation as of December 31, 2015

Page 144 of the Original Form 10-K.

The consolidated financial statements of Toys R Us, Inc. are incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-11609), filed with the Securities and Exchange Commission on March 24, 2016.

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K/A (Amendment No. 1).

Exhibits
12	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015 (File No. 001-34482), filed on February 22, 2016
21	Subsidiaries of Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015 (File No. 001-34482), filed on February 22, 2016
23.1

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to
Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015
(File No. 001-34482), filed on February 22, 2016

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP
23.3	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
99.1

Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements.  Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-11609), filed with the Securities and Exchange Commission on March 24, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: April 11, 2016	By:	/s/ Stephen W. Theriot
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
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Banks.
Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Annual Report on
Form 10-K for the year ended December 31, 2015 (File No. 001-11954), filed on
February 16, 2016
_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

12	-	Computation of Ratios – incorporated herein by reference to Exhibit 12 to	*
Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015
(File No 001-34482), filed on February 22, 2016

21	-	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 12 to	*
Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015
(File No 001-34482), filed on February 22, 2016

23.1	-	Consent of Independent Registered Public Accounting Firm – incorporated herein by reference	*
to Exhibit 23 to Vornado Realty L.P.’s Form 10-K for the year ended December 31, 2015
(File No. 001-34482), filed on February 22, 2016

23.2	-	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

23.3	-	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

99.1	-	Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered	*
Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements.
Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on
Form 10-K for the year ended January 30, 2016 (File No. 001-11609), filed with the
Securities and Exchange Commission on March 24, 2016

_______________________
	*	Incorporated by reference.
	**	Management contract or compensatory agreement.