Form 10-Q
period 2016-06-30
VORNADO REALTY LP
filed 2016-08-05
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30, 2016	December 31, 2015
ASSETS
Real estate, at cost:
Land	$4,154,201	$4,164,799
Buildings and improvements	12,541,161	12,582,671
Development costs and construction in progress	1,302,108	1,226,637
Leasehold improvements and equipment	112,096	116,030
Total	18,109,566	18,090,137
Less accumulated depreciation and amortization	(3,374,867)	(3,418,267)
Real estate, net	14,734,699	14,671,870
Cash and cash equivalents	1,644,067	1,835,707
Restricted cash	94,628	107,799
Marketable securities	194,489	150,997
Tenant and other receivables, net of allowance for doubtful accounts of $11,260 and $11,908	95,623	98,062
Investments in partially owned entities	1,499,792	1,550,422
Real estate fund investments	524,150	574,761
Receivable arising from the straight-lining of rents, net of allowance of $2,489 and $2,751	991,953	931,245
Deferred leasing costs, net of accumulated amortization of $227,015 and $218,239	462,649	480,421
Identified intangible assets, net of accumulated amortization of $194,463 and $187,360	210,010	227,901
Assets related to discontinued operations	8,678	37,020
Other assets	612,992	477,088
	$21,073,730	$21,143,293

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$9,746,818	$9,513,713
Senior unsecured notes, net	844,868	844,159
Unsecured revolving credit facilities	115,630	550,000
Unsecured term loan, net	371,455	183,138
Accounts payable and accrued expenses	480,094	443,955
Deferred revenue	314,367	346,119
Deferred compensation plan	119,292	117,475
Liabilities related to discontinued operations	8,104	12,470
Other liabilities	480,030	426,965
Total liabilities	12,480,658	12,437,994
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,385,829 and 12,242,820 units outstanding	1,240,069	1,223,793
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	1,245,497	1,229,221
Equity:
Partners' capital	8,420,056	8,417,454
Earnings less than distributions	(1,898,505)	(1,766,780)
Accumulated other comprehensive income	72,556	46,921
Total Vornado Realty L.P. equity	6,594,107	6,697,595
Noncontrolling interests in consolidated subsidiaries	753,468	778,483
Total equity	7,347,575	7,476,078
	$21,073,730	$21,143,293

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Property rentals	$527,178	$514,843	$1,046,670	$1,015,117
Tenant expense reimbursements	60,841	62,215	120,416	129,136
Fee and other income	33,689	39,230	67,659	78,837
Total revenues	621,708	616,288	1,234,745	1,223,090
EXPENSES:
Operating	245,138	242,690	501,487	497,183
Depreciation and amortization	141,313	136,957	284,270	261,079
General and administrative	45,564	39,189	94,268	97,681
Impairment loss and acquisition and transaction related costs	2,879	4,061	168,186	6,042
Total expenses	434,894	422,897	1,048,211	861,985
Operating income	186,814	193,391	186,534	361,105
Income (loss) from partially owned entities	642	(5,641)	(3,598)	(8,384)
Income from real estate fund investments	16,389	26,368	27,673	50,457
Interest and other investment income, net	10,236	5,666	13,754	16,458
Interest and debt expense	(105,576)	(92,092)	(206,065)	(183,766)
Net gain on disposition of wholly owned and partially owned assets	159,511	-	160,225	1,860
Income before income taxes	268,016	127,692	178,523	237,730
Income tax (expense) benefit	(2,109)	88,072	(4,940)	87,101
Income from continuing operations	265,907	215,764	173,583	324,831
Income (loss) from discontinued operations	2,475	(364)	3,191	15,815
Net income	268,382	215,400	176,774	340,646
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(13,025)	(19,186)	(22,703)	(35,068)
Net income attributable to Vornado Realty L.P.	255,357	196,214	154,071	305,578
Preferred unit distributions	(20,412)	(20,414)	(40,824)	(39,910)
NET INCOME attributable to Class A unitholders	$234,945	$175,800	$113,247	$265,668

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$1.16	$0.88	$0.54	$1.25
Income from discontinued operations, net	0.01	-	0.02	0.08
Net income per Class A unit	$1.17	$0.88	$0.56	$1.33
Weighted average units outstanding	200,369	199,038	200,220	198,857

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$1.15	$0.87	$0.54	$1.23
Income from discontinued operations, net	0.01	-	0.01	0.08
Net income per Class A unit	$1.16	$0.87	$0.55	$1.31
Weighted average units outstanding	201,975	200,833	201,821	200,833

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.63	$1.26	$1.26

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$268,382	$215,400	$176,774	$340,646
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on
available-for-sale securities	28,019	(25,000)	39,113	(46,332)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(628)	(1,191)	(622)	(1,034)
(Reduction) increase in value of interest rate swaps and other	(6,976)	2,848	(11,171)	2,077
Comprehensive income	288,797	192,057	204,094	295,357
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(13,025)	(19,186)	(22,703)	(35,068)
Comprehensive income attributable to Vornado Realty L.P.	$275,772	$172,871	$181,391	$260,289

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado Realty L.P.	-	-	-	-	154,071	-	-	154,071
Net income attributable to redeemable
partnership units	-	-	-	-	(7,044)	-	-	(7,044)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	22,703	22,703
Distributions to Vornado	-	-	-	-	(237,832)	-	-	(237,832)
Distributions to preferred unitholders	-	-	-	-	(40,727)	-	-	(40,727)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	195	18,208	-	-	-	18,208
Under Vornado's employees' share option plan	-	-	38	3,093	-	-	-	3,093
Under Vornado's dividend reinvestment plan	-	-	8	717	-	-	-	717
Contributions:
Other	-	-	-	-	-	-	19,674	19,674
Distributions:
Real estate fund investments	-	-	-	-	-	-	(56,533)	(56,533)
Other	-	-	-	-	-	-	(10,970)	(10,970)
Deferred compensation units and options	-	-	7	954	(186)	-	-	768
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	39,113	-	39,113
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(622)	-	(622)
Reduction in value of interest rate swaps	-	-	-	-	-	(11,170)	-	(11,170)
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(20,369)	-	-	-	(20,369)
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	(1,685)	-	(1,685)
Other	-	-	1	(1)	(7)	(1)	111	102
Balance, June 30, 2016	52,677	$1,276,954	188,826	$7,143,102	$(1,898,505)	$72,556	$753,468	$7,347,575

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$6,880,518	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado Realty L.P.	-	-	-	-	305,578	-	-	305,578
Net income attributable to redeemable
partnership units	-	-	-	-	(15,485)	-	-	(15,485)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	35,068	35,068
Distribution of Urban Edge properties	-	-	-	-	(464,262)	-	(341)	(464,603)
Distributions to Vornado	-	-	-	-	(237,160)	-	-	(237,160)
Distributions to preferred unitholders	-	-	-	-	(39,849)	-	-	(39,849)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	400	43,278	-	-	-	43,278
Under Vornado's employees' share option plan	-	-	195	12,979	(2,579)	-	-	10,400
Under Vornado's dividend reinvestment plan	-	-	7	701	-	-	-	701
Contributions:
Real estate fund investments	-	-	-	-	-	-	51,725	51,725
Distributions:
Real estate fund investments	-	-	-	-	-	-	(62,495)	(62,495)
Other	-	-	-	-	-	-	(255)	(255)
Conversion of Series A preferred units
to Class A units	(1)	(16)	1	16	-	-	-	-
Deferred compensation units and options	-	-	7	1,654	(359)	-	-	1,295
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(46,332)	-	(46,332)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(1,034)	-	(1,034)
Increase in value of interest rate swaps	-	-	-	-	-	2,073	-	2,073
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	229,521	-	-	-	229,521
Redeemable partnership units' share of above
adjustments	-	-	-	-	-	2,635	-	2,635
Other	-	-	-	-	955	4	(92)	867
Balance, June 30, 2015	52,678	$1,277,010	188,497	$7,168,667	$(1,958,546)	$50,613	$767,566	$7,305,310

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$176,774	$340,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	299,541	272,942
Real estate impairment losses	160,700	256
Net gain on disposition of wholly owned and partially owned assets	(160,225)	(1,860)
Straight-lining of rental income	(83,883)	(64,121)
Return of capital from real estate fund investments	71,888	83,443
Distributions of income from partially owned entities	46,500	37,821
Amortization of below-market leases, net	(29,811)	(26,132)
Other non-cash adjustments	23,049	26,569
Net realized and unrealized gains on real estate fund investments	(21,277)	(41,857)
Loss from partially owned entities	3,598	7,636
Net gains on sale of real estate and other	(2,210)	(32,243)
Reversal of allowance for deferred tax assets	-	(90,030)
Changes in operating assets and liabilities:
Real estate fund investments	-	(95,000)
Tenant and other receivables, net	2,358	(5,051)
Prepaid assets	(131,927)	(138,473)
Other assets	(29,303)	(46,858)
Accounts payable and accrued expenses	6,634	(26,440)
Other liabilities	(9,113)	(16,632)
Net cash provided by operating activities	323,293	184,616

Cash Flows from Investing Activities:
Development costs and construction in progress	(277,214)	(200,970)
Additions to real estate	(170,265)	(137,528)
Proceeds from sales of real estate and related investments	130,249	334,725
Investments in partially owned entities	(90,659)	(137,465)
Distributions of capital from partially owned entities	87,977	29,666
Acquisitions of real estate and other	(46,807)	(381,001)
Net deconsolidation of 7 West 34th Street	(42,000)	-
Investments in loans receivable and other	(11,700)	(23,919)
Restricted cash	(7,483)	25,118
Purchases of marketable securities	(4,379)	-
Proceeds from sales and repayments of mortgage and mezzanine loans receivable and other	22	16,772
Net cash used in investing activities	(432,259)	(474,602)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,325,246	$1,746,460
Repayments of borrowings	(1,032,115)	(1,607,574)
Distributions to Vornado	(237,832)	(237,160)
Distributions to redeemable security holders and noncontrolling interests
in consolidated subsidiaries	(83,266)	(77,447)
Distributions to preferred unitholders	(40,727)	(39,849)
Debt issuance and other costs	(29,478)	(14,053)
Contributions from noncontrolling interests in consolidated subsidiaries	11,874	51,725
Proceeds received from exercise of Vornado stock options	3,810	13,683
Repurchase of Class A units related to equity compensation agreements and related
tax withholdings and other	(186)	(2,939)
Cash included in the spin-off of Urban Edge Properties	-	(225,000)
Net cash used in financing activities	(82,674)	(392,154)
Net decrease in cash and cash equivalents	(191,640)	(682,140)
Cash and cash equivalents at beginning of period	1,835,707	1,198,477
Cash and cash equivalents at end of period	$1,644,067	$516,337

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $13,918 and $17,550	$181,432	$178,461
Cash payments for income taxes	$5,003	$6,584

Non-Cash Investing and Financing Activities:
Write-off of fully depreciated assets	$(220,654)	$(81,027)
Accrued capital expenditures included in accounts payable and accrued expenses	144,079	70,672
Change in unrealized net gain (loss) on securities available-for-sale	39,113	(46,332)
Adjustments to carry redeemable Class A units at redemption value	(20,369)	229,521
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated
Real estate, net	(122,047)	-
Mortgages payable, net	(290,418)	-
Non-cash distribution of Urban Edge Properties:
Assets	-	1,722,263
Liabilities	-	(1,482,660)
Equity	-	(239,603)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	-	(145,313)
Financing assumed in acquisitions	-	62,000
Like-kind exchange of real estate:
Acquisitions	46,698	62,355
Dispositions	(29,639)	(38,822)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership at June 30, 2016.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

3.    Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09.  We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2015.  The adoption of this update as of January 1, 2016, did not have any impact on our consolidated financial statements.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this update on January 1, 2016 resulted in the identification of additional VIEs, but did not have an impact on our consolidated financial statements other than additional disclosures (see Note 13 - Variable Interest Entities).

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

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

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC 718.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

4.    Acquisitions

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop a 33,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $22,100,000 was outstanding at June 30, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.47% at June 30, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

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

At June 30, 2016, we had six real estate fund investments with an aggregate fair value of $524,150,000, or $215,215,000 in excess of cost, and had remaining unfunded commitments of $117,907,000, of which our share was $34,522,000.  Below is a summary of income from the Fund and the Co-Investment for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net investment income	$1,723	$2,150	$6,396	$8,600
Net realized gains on exited investments	-	886	14,676	25,591
Previously recorded unrealized gain on exited investment	-	-	(14,254)	(23,279)
Net unrealized gains on held investments	14,666	23,332	20,855	39,545
Income from real estate fund investments	16,389	26,368	27,673	50,457
Less income attributable to noncontrolling interests	(8,845)	(15,872)	(14,818)	(29,411)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$7,544	$10,496	$12,855	$21,046

(1)

Excludes management, leasing and development fees of $935 and $633 for the three months ended June 30, 2016 and 2015, respectively, and $1,695 and $1,337 for the six months ended June 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	As of June 30, 2016			As of December 31, 2015
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$186,721	$72,549	$114,172	$147,752	$72,549	$75,203
Other	7,768	4,379	3,389	3,245	-	3,245
	$194,489	$76,928	$117,561	$150,997	$72,549	$78,448

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2016, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s.  We account for our investment in Alexander’s under the equity method.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of June 30, 2016, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s June 30, 2016 closing share price of $409.23, was $676,894,000, or $547,099,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2016, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,786,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Urban Edge Properties (“UE”) (NYSE: UE)

As of June 30, 2016, we own 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  During 2015, we provided transition services to UE, primarily for information technology, human resources, tax and financial planning.  In 2016, we continue to provide UE information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of June 30, 2016, the fair value of our investment in UE, based on UE’s June 30, 2016 closing share price of $29.86, was $170,715,000, or $146,847,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of June 30, 2016, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of June 30, 2016, the fair value of our investment in PREIT, based on PREIT’s June 30, 2016 closing share price of $21.45, was $134,063,000, or $8,241,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2016, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $64,712,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

One Park Avenue

On March 7, 2016, the joint venture, in which we have a 55% ownership interest, completed a $300,000,000 refinancing of One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.21% at June 30, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage which matured in March 2016.

Mezzanine Loan – New York

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $142,050,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.32% at June 30, 2016) and the debt matures in November 2016, with two three-month extension options.  At June 30, 2016, the joint venture has a $7,950,000 remaining commitment, of which our share is $2,650,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

The Warner Building

On May 6, 2016, the joint venture, in which we have a 55% ownership interest, completed a $273,000,000 refinancing of The Warner Building, a 621,000 square foot Washington, DC office building.  The loan matures in June 2023, has a fixed rate of 3.65%, is interest only for the first two years and amortizes based on a 30-year schedule beginning in year three. The property was previously encumbered by a 6.26%, $293,000,000 mortgage which matured in May 2016.

280 Park Avenue

On May 11, 2016, the joint venture, in which we have a 50% ownership interest, completed a $900,000,000 refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building.  The three-year loan with four one-year extensions is interest only at LIBOR plus 2.00%, (2.45% at June 30, 2016).  The property was previously encumbered by a 6.35%, $721,000,000 mortgage which was scheduled to mature in June 2016.

7 West 34th Street

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street, a 477,000 square foot Manhattan office building leased to Amazon.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.  Subsequently, on May 27, 2016, we sold a 47% ownership interest in this property and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 is recognized this quarter and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest has been removed or the loan has been repaid.   We realized a net tax gain of $90,017,000.  We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income (loss) from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		June 30, 2016	June 30, 2016	December 31, 2015
Investments:
	Partially owned office buildings (1)	Various	$811,984	$909,782
	Alexander’s	32.4%	129,795	133,568
	PREIT	8.0%	125,822	133,375
	India real estate ventures	4.1%-36.5%	45,139	48,310
	UE	5.4%	23,868	25,351
	Other investments (2)	Various	363,184	300,036
			$1,499,792	$1,550,422

	7 West 34th Street (3)	53.0%	$(43,160)	$-

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. (which has a carrying amount of zero) and others.
(3)	Our negative basis results from a $43,813 deferred gain from the sale of a 47.0% ownership interest in the property and is included in "other liabilities" on our consolidated balance sheet.

(Amounts in thousands)		Percentage	For the Three Months Ended		For the Six Months Ended
		Ownership at	June 30,		June 30,
		June 30, 2016	2016	2015	2016	2015
Our Share of Net Income (Loss):
	Alexander's (see page 13 for details):
	Equity in net income	32.4%	$6,812	$5,447	$13,749	$11,041
	Management, leasing and development fees		1,688	1,876	3,413	3,973
			8,500	7,323	17,162	15,014
	UE (see page 13 for details):
	Equity in net earnings	5.4%	1,071	404	1,947	404
	Management fees		209	500	418	1,084
			1,280	904	2,365	1,488

	Partially owned office buildings (1)	Various	(12,462)	(3,238)	(26,711)	(12,534)

	India real estate ventures	4.1%-36.5%	(1,934)	(16,567)	(2,620)	(16,676)

	PREIT (see page 13 for details)	8.0%	(527)	(364)	(4,815)	(364)

	Other investments (2)	Various	5,785	6,301	11,021	4,688

			$642	$(5,641)	$(3,598)	$(8,384)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized our $5,387 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison.

(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

Discontinued Operations

The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2016 and December 31, 2015 and their combined results of operations and cash flows for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)			Balance as of
			June 30, 2016	December 31, 2015
Assets related to discontinued operations:
Real estate, net			$3,111	$29,561
Other assets			5,567	7,459
			$8,678	$37,020

Liabilities related to discontinued operations:
Other liabilities			$8,104	$12,470

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from discontinued operations:
Total revenues	$947	$1,983	$2,129	$22,279
Total expenses	682	2,020	1,148	15,393
	265	(37)	981	6,886
Net gains on sale of real estate	2,210	-	2,210	10,867
UE spin-off transaction related costs	-	(327)	-	(22,972)
Net gain on sale of lease position in Geary Street, CA	-	-	-	21,376
Impairment losses	-	-	-	(256)
Pretax income from discontinued operations	2,475	(364)	3,191	15,901
Income tax expense	-	-	-	(86)
Income (loss) from discontinued operations	$2,475	$(364)	$3,191	$15,815

(Amounts in thousands)			For the Six Months Ended June 30,
			2016	2015
Cash flows related to discontinued operations:
Cash flows from operating activities			$(4,685)	$(35,738)
Cash flows from investing activities			-	310,069

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	Balance as of
	June 30, 2016	December 31, 2015
Identified intangible assets:
Gross amount	$404,473	$415,261
Accumulated amortization	(194,463)	(187,360)
Net	$210,010	$227,901
Identified intangible liabilities (included in deferred revenue):
Gross amount	$600,722	$643,488
Accumulated amortization	(311,197)	(325,340)
Net	$289,525	$318,148

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $12,301,000 and $13,378,000 for the three months ended June 30, 2016 and 2015, respectively, and $29,808,000 and $25,828,000 for the six months ended June 30, 2016 and 2015, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$45,361
2018	44,101
2019	31,937
2020	23,365
2021	18,287

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $8,066,000 and $5,309,000 for the three months ended June 30, 2016 and 2015, respectively, and $15,859,000 and $11,494,000 for the six months ended June 30, 2016 and 2015, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$24,795
2018	20,541
2019	16,202
2020	12,404
2021	11,032

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense of $458,000 and $458,000 for the three months ended June 30, 2016 and 2015, respectively, and $916,000 and $916,000 for the six months ended June 30, 2016 and 2015.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,832
2018	1,832
2019	1,832
2020	1,832
2021	1,832

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.21% at June 30, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which matured in March 2016.

On March 15, 2016, we notified the servicer of the $678,000,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer. Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700,000 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 8.0% and a discount rate of 8.2%.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan is in default, causing the loan to be immediately due and payable, and is subject to incremental default interest which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid. For the three and six months ended June 30, 2016, we accrued $2,711,000 of default interest expense.  We continue to negotiate with the special servicer.  There can be no assurance as to the timing or ultimate resolution of this matter.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance at
	June 30, 2016	June 30, 2016	December 31, 2015
Mortgages Payable:
Fixed rate	4.17%	$6,571,398	$6,356,634
Variable rate	2.28%	3,281,935	3,258,204
Total	3.54%	9,853,333	9,614,838
Deferred financing costs, net and other		(106,515)	(101,125)
Total, net		$9,746,818	$9,513,713

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(5,132)	(5,841)
Senior unsecured notes, net		844,868	844,159

Unsecured term loan	1.61%	375,000	187,500
Deferred financing costs, net and other		(3,545)	(4,362)
Unsecured term loan, net		371,455	183,138

Unsecured revolving credit facilities	1.51%	115,630	550,000

Total, net		$1,331,953	$1,577,297

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

(Amounts in thousands)
Balance at December 31, 2014	$1,337,780
Net income	15,485
Other comprehensive loss	(2,635)
Distributions	(14,734)
Redemption of Class A units, at redemption value	(43,278)
Adjustments to carry redeemable Class A units at redemption value	(229,521)
Issuance of Series D-17 Preferred Units	4,427
Other, net	25,370
Balance at June 30, 2015	$1,092,894

Balance at December 31, 2015	$1,229,221
Net income	7,044
Other comprehensive income	1,685
Distributions	(15,763)
Redemption of Class A units, at redemption value	(18,208)
Adjustments to carry redeemable Class A units at redemption value	20,369
Other, net	21,149
Balance at June 30, 2016	$1,245,497

As of June 30, 2016 and December 31, 2015, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,240,069,000 and $1,223,793,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of June 30, 2016 and December 31, 2015.    Changes in the value from period to period, if any, are charged to “interest and debt expense” in our consolidated statements of income.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swaps	Other
For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$53,399	$89,542	$(9,313)	$(23,563)	$(3,267)
OCI before reclassifications	19,157	28,019	(628)	(6,975)	(1,259)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	19,157	28,019	(628)	(6,975)	(1,259)
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)	$(30,538)	$(4,526)

For the Three Months Ended June 30, 2015
Balance as of March 31, 2015	$72,609	$112,442	$(8,835)	$(26,579)	$(4,419)
OCI before reclassifications	(21,996)	(25,000)	(1,191)	2,849	1,346
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(21,996)	(25,000)	(1,191)	2,849	1,346
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)

For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)
OCI before reclassifications	25,635	39,113	(622)	(11,170)	(1,686)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	25,635	39,113	(622)	(11,170)	(1,686)
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)	$(30,538)	$(4,526)

For the Six Months Ended June 30, 2015
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(42,654)	(46,332)	(1,034)	2,073	2,639
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(42,654)	(46,332)	(1,034)	2,073	2,639
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)

13.    Variable Interest Entities

At June 30, 2016 and December 31, 2015, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities).  As of June 30, 2016 and December 31, 2015, the net carrying amounts of our investment in these entities were $394,866,000 and $379,939,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.

We adopted ASU 2015-02 on January 1, 2016 which resulted in the identification of several VIEs at June 30, 2016.  Prior to the adoption of ASU 2015-02, these entities were consolidated under the voting interest model.  Our most significant consolidated VIEs are our real estate fund investments and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  We consolidate these entities because we control all significant business activities.  As of June 30, 2016, the total assets and liabilities of these consolidated VIEs are $3,951,152,000 and $2,472,407,000 respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) interest rate swaps.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively.

(Amounts in thousands)	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$194,489	$194,489	$-	$-
Real estate fund investments	524,150	-	-	524,150
Deferred compensation plan assets (included in other assets)	119,292	59,152	-	60,140
Total assets	$837,931	$253,641	$-	$584,290

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	31,900	-	31,900	-
Total liabilities	$82,461	$50,561	$31,900	$-

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$150,997	$150,997	$-	$-
Real estate fund investments	574,761	-	-	574,761
Deferred compensation plan assets (included in other assets)	117,475	58,289	-	59,186
Total assets	$843,233	$209,286	$-	$633,947

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	19,600	-	19,600	-
Total liabilities	$70,161	$50,561	$19,600	$-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At June 30, 2016, we had six real estate fund investments with an aggregate fair value of $524,150,000, or $215,215,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 4.5 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at June 30, 2016 and December 31, 2015.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Discount rates	12.0% to 14.9%	12.0% to 14.9%	13.7%	13.6%
Terminal capitalization rates	4.8% to 6.1%	4.8% to 6.1%	5.5%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$566,696	$554,426	$574,761	$513,973
Purchases	-	-	-	95,000
Dispositions / distributions	(57,212)	(11,235)	(71,888)	(83,421)
Net unrealized gains	14,666	23,332	20,855	39,545
Net realized gains	-	886	422	2,312
Other, net	-	(1,433)	-	(1,433)
Ending balance	$524,150	$565,976	$524,150	$565,976

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$57,184	$64,836	$59,186	$63,315
Purchases	1,106	5,607	2,272	6,231
Sales	(779)	(4,655)	(2,151)	(5,093)
Realized and unrealized gain	2,219	1,387	312	2,722
Other, net	410	493	521	493
Ending balance	$60,140	$67,668	$60,140	$67,668

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	As of June 30, 2016			As of December 31, 2015
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Cash equivalents	$1,134,521		$1,135,000	$1,295,980		$1,296,000
Debt:
Mortgages payable	$9,853,333		$9,277,000	$9,614,838		$9,306,000
Senior unsecured notes	850,000		894,000	850,000		868,000
Unsecured term loan	375,000		375,000	187,500		188,000
Unsecured revolving credit facilities	115,630		116,000	550,000		550,000
Total	$11,193,963	(1)	$10,662,000	$11,202,338	(1)	$10,912,000

(1)	Excludes $115,192 and $111,328 of deferred financing costs, net and other as of June 30, 2016 and December 31, 2015, respectively.

15.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, restricted stock, restricted partnership units and Out-Performance Plan awards to certain of Vornado’s employees and officers.  We account for all equity-based compensation in accordance with ASC 718.  Equity-based compensation expense was $7,215,000 and $6,685,000 for the three months ended June 30, 2016 and 2015, respectively, and $21,786,000 and $26,827,000 for the six months ended June 30, 2016 and 2015, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
BMS cleaning fees	$18,794	$21,741	$36,940	$44,374
Management and leasing fees	4,604	4,274	9,403	8,466
Lease termination fees	3,199	2,893	5,604	6,640
Other income	7,092	10,322	15,712	19,357
	$33,689	$39,230	$67,659	$78,837

Management and leasing fees include management fees from Interstate Properties, a related party, of $128,000 and $132,000 for the three months ended June 30, 2016 and 2015, and $262,000 and $271,000 for the six months ended June 30, 2016 and 2015, respectively.  The above table excludes fee income from partially owned entities, which is included in “income (loss) from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Dividends on marketable securities	$3,230	$3,202	$6,445	$6,405
Mark-to-market income (loss) of investments in
our deferred compensation plan (1)	4,359	(609)	2,421	2,250
Interest on loans receivable	748	1,135	1,496	3,959
Other, net	1,899	1,938	3,392	3,844
	$10,236	$5,666	$13,754	$16,458

(1)	This income (loss) is entirely offset by the income (expense) resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$104,435	$96,297	$204,730	$191,625
Amortization of deferred financing costs	8,508	7,497	17,773	14,953
Capitalized interest and debt expense	(7,367)	(11,702)	(16,438)	(22,812)
	$105,576	$92,092	$206,065	$183,766

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$252,882	$196,578	$150,880	$289,763
Income (loss) from discontinued operations	2,475	(364)	3,191	15,815
Net income attributable to Vornado Realty L.P.	255,357	196,214	154,071	305,578
Preferred unit distributions	(20,412)	(20,414)	(40,824)	(39,910)
Net income attributable to Class A unitholders	234,945	175,800	113,247	265,668
Earnings allocated to unvested participating securities	(1,059)	(1,183)	(1,412)	(1,781)
Numerator for basic income per Class A unit	233,886	174,617	111,835	263,887
Impact of assumed conversions:
Convertible preferred unit distributions	22	23	-	47
Numerator for diluted income per Class A unit	$233,908	$174,640	$111,835	$263,934

Denominator:
Denominator for basic income per Class A unit – weighted
average units	200,369	199,038	200,220	198,857
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,564	1,750	1,601	1,930
Convertible preferred units	42	45	-	46
Denominator for diluted income per Class A unit – weighted
average units and assumed conversions	201,975	200,833	201,821	200,833

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$1.16	$0.88	$0.54	$1.25
Income from discontinued operations, net	0.01	-	0.02	0.08
Net income per Class A unit	$1.17	$0.88	$0.56	$1.33

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$1.15	$0.87	$0.54	$1.23
Income from discontinued operations, net	0.01	-	0.01	0.08
Net income per Class A unit	$1.16	$0.87	$0.55	$1.31

(1)

The effect of dilutive securities for the three months ended June 30, 2016 and 2015 excludes an aggregate of 187 and 148 weighted average Class A unit equivalents, respectively, and 231 and 151 weighted average Class A unit equivalents for the six months ended June 30, 2016 and 2015, respectively, as their effect was anti-dilutive.

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $857,000,000.

At June 30, 2016, $38,576,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $70,000,000.

As of June 30, 2016, we have construction commitments aggregating approximately $721,173,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$621,708	$425,770		$127,468		$68,470
Total expenses	434,894	268,135		89,106		77,653
Operating income (loss)	186,814	157,635		38,362		(9,183)
Income (loss) from partially owned entities	642	(1,001)		(2,958)		4,601
Income from real estate fund investments	16,389	-		-		16,389
Interest and other investment income, net	10,236	1,214		34		8,988
Interest and debt expense	(105,576)	(56,395)		(19,817)		(29,364)
Net gain on disposition of wholly owned and partially
owned assets	159,511	159,511		-		-
Income (loss) before income taxes	268,016	260,964		15,621		(8,569)
Income tax expense	(2,109)	(816)		(318)		(975)
Income (loss) from continuing operations	265,907	260,148		15,303		(9,544)
Income from discontinued operations	2,475	-		-		2,475
Net income (loss)	268,382	260,148		15,303		(7,069)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(13,025)	(3,397)		-		(9,628)
Net income (loss) attributable to Vornado Realty L.P.	255,357	256,751		15,303		(16,697)
Interest and debt expense(2)	127,799	71,171		22,641		33,987
Depreciation and amortization(2)	173,352	111,314		39,305		22,733
Income tax expense(2)	4,704	889		2,205		1,610
EBITDA(1)	$561,212	$440,125	(3)	$79,454	(4)	$41,633	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$616,288	$414,262		$134,856		$67,170
Total expenses	422,897	250,298		98,661		73,938
Operating income (loss)	193,391	163,964		36,195		(6,768)
(Loss) income from partially owned entities	(5,641)	3,176		(1,805)		(7,012)
Income from real estate fund investments	26,368	-		-		26,368
Interest and other investment income, net	5,666	1,892		13		3,761
Interest and debt expense	(92,092)	(47,173)		(17,483)		(27,436)
Income (loss) before income taxes	127,692	121,859		16,920		(11,087)
Income tax benefit (expense)	88,072	(1,095)		(466)		89,633
Income from continuing operations	215,764	120,764		16,454		78,546
Loss from discontinued operations	(364)	-		-		(364)
Net income	215,400	120,764		16,454		78,182
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(19,186)	(2,552)		-		(16,634)
Net income attributable to Vornado Realty L.P.	196,214	118,212		16,454		61,548
Interest and debt expense(2)	115,073	61,057		20,891		33,125
Depreciation and amortization(2)	163,245	95,567		47,803		19,875
Income tax (benefit) expense (2)	(87,653)	1,152		486		(89,291)
EBITDA(1)	$386,879	$275,988	(3)	$85,634	(4)	$25,257	(5)

See notes on pages 30 and 31.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,234,745	$836,595		$255,480		$142,670
Total expenses	1,048,211	537,730		345,671		164,810
Operating income (loss)	186,534	298,865		(90,191)		(22,140)
(Loss) income from partially owned entities	(3,598)	(4,564)		(5,001)		5,967
Income from real estate fund investments	27,673	-		-		27,673
Interest and other investment income, net	13,754	2,329		92		11,333
Interest and debt expense	(206,065)	(110,981)		(35,752)		(59,332)
Net gain on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	178,523	345,160		(130,852)		(35,785)
Income tax expense	(4,940)	(1,775)		(582)		(2,583)
Income (loss) from continuing operations	173,583	343,385		(131,434)		(38,368)
Income from discontinued operations	3,191	-		-		3,191
Net income (loss)	176,774	343,385		(131,434)		(35,177)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(22,703)	(6,826)		-		(15,877)
Net income (loss) attributable to Vornado Realty L.P.	154,071	336,559		(131,434)		(51,054)
Interest and debt expense(2)	253,919	142,369		42,047		69,503
Depreciation and amortization(2)	348,163	219,717		81,986		46,460
Income tax expense (2)	7,965	1,979		2,470		3,516
EBITDA(1)	$764,118	$700,624	(3)	$(4,931)	(4)	$68,425	(5)

(Amounts in thousands)	For the Six Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,223,090	$813,775		$268,824		$140,491
Total expenses	861,985	503,058		191,658		167,269
Operating income (loss)	361,105	310,717		77,166		(26,778)
Loss from partially owned entities	(8,384)	(2,487)		(1,674)		(4,223)
Income from real estate fund investments	50,457	-		-		50,457
Interest and other investment income, net	16,458	3,754		26		12,678
Interest and debt expense	(183,766)	(92,524)		(35,643)		(55,599)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	237,730	219,460		39,875		(21,605)
Income tax benefit (expense)	87,101	(2,038)		208		88,931
Income from continuing operations	324,831	217,422		40,083		67,326
Income from discontinued operations	15,815	-		-		15,815
Net income	340,646	217,422		40,083		83,141
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(35,068)	(4,058)		-		(31,010)
Net income attributable to Vornado Realty L.P.	305,578	213,364		40,083		52,131
Interest and debt expense(2)	229,748	119,724		42,403		67,621
Depreciation and amortization(2)	319,695	189,691		88,555		41,449
Income tax (benefit) expense(2)	(88,392)	2,154		(2,150)		(88,396)
EBITDA(1)	$766,629	$524,933	(3)	$168,891	(4)	$72,805	(5)

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
	Office(a)	$163,060	$165,031	$315,789	$319,340
	Retail	95,615	86,151	188,938	167,456
	Residential	6,337	5,709	12,687	10,759
	Alexander's	11,805	10,241	23,374	20,648
	Hotel Pennsylvania	3,797	8,856	325	6,730
		280,614	275,988	541,113	524,933
	Gain on sale of 47% ownership interest
	in 7 West 34th Street	159,511	-	159,511	-
	Total New York	$440,125	$275,988	$700,624	$524,933

	(a)

The three and six months ended June 30, 2015 include $3,304 and $6,844, respectively, of EBITDA from 20 Broad Street which was sold in December 2015. Excluding these items, EBITDA was $161,727 and $312,496, respectively.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
	Office, excluding the Skyline properties (a)	$63,757	$68,509	$124,573	$135,878
	Skyline properties	4,863	6,984	9,955	13,039
	Skyline properties impairment loss	-	-	(160,700)	-
	Total Office	68,620	75,493	(26,172)	148,917
	Residential	10,834	10,141	21,241	19,974
	Total Washington, DC	$79,454	$85,634	$(4,931)	$168,891

	(a)

The three and six months ended June 30, 2015 include $2,067 and $3,990, respectively, of EBITDA from 1750 Pennsylvania Avenue which was sold in September 2015. Excluding these items, EBITDA was $66,442 and $131,888, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$1,526	$2,671	$3,757	$4,285
	Net realized/unrealized gains on investments	3,890	4,916	5,451	10,464
	Carried interest	2,128	2,909	3,647	6,297
	Total	7,544	10,496	12,855	21,046
	theMART (including trade shows)	25,965	22,144	48,993	43,185
	555 California Street	12,117	12,831	23,732	25,232
	India real estate ventures	430	375	1,749	2,216
	Other investments	14,741	9,424	27,063	16,183
		60,797	55,270	114,392	107,862
	Corporate general and administrative expenses(a) (b)	(24,239)	(23,760)	(54,845)	(59,702)
	Investment income and other, net(a)	5,471	6,561	12,446	15,323
	Acquisition and transaction related costs	(2,879)	(4,061)	(7,486)	(6,042)
	UE and residual retail properties discontinued operations(c)	2,483	1,540	3,204	23,797
	Our share of impairment loss on India real estate ventures	-	(14,806)	-	(14,806)
	Our share of gains on sale of real estate of partially owned entities	-	4,513	-	4,513
	Net gain on sale of residential condominiums	-	-	714	1,860
		$41,633	$25,257	$68,425	$72,805

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $4,359 of income and $609 of loss for the three months ended June 30, 2016 and 2015, respectively, and $2,421 and $2,250 of income for the six months ended June 30, 2016 and 2015, respectively.

	(b)

The six months ended June 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The three and six months ended June 30, 2015 include $327 and $22,972, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

22.    Subsequent Events

On August 1, 2016, Vornado announced that it is redeeming all of its outstanding 6.875% Series J Cumulative Redeemable Preferred Shares on September 1, 2016 at a redemption price of $25.00 per share, or $246,250,000 in the aggregate, plus accrued and unpaid dividends through the date of redemption.  Accordingly, we will be redeeming all of our 6.875% Series J Cumulative Redeemable Preferred Units on the same date and at the same price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners and the Board of Trustees of Vornado Realty Trust

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2016 and 2015 and changes in equity and cash flows for the six month periods ended June 30, 2016 and 2015.  These interim financial statements are the responsibility of the Partnership’s management.

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

August 5, 2016

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended June 30, 2016:

		Total Return(1)
		Vornado	Office REIT	MSCI
	Three-month	6.7%	8.5%	6.8%
	Six-month	1.5%	9.0%	13.6%
	One-year	8.3%	15.3%	24.1%
	Three-year	45.1%	36.1%	46.2%
	Five-year	40.0%	46.2%	80.5%
	Ten-year	64.6%	52.9%	103.3%

(1)	Past performance is not necessarily indicative of future performance.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

·      Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit

·      Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation

·      Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents

·      Investing in retail properties in select under-stored locations such as the New York City metropolitan area

·      Developing and redeveloping existing properties to increase returns and maximize value

·      Investing in operating companies that have a significant real estate component

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

Overview – continued

Quarter Ended June 30, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2016 was $234,945,000, or $1.16 per diluted Class A unit, compared to net income attributable to Class A unitholders of $175,800,000, or $0.87 per diluted Class A unit, for the prior year’s quarter.  The quarters ended June 30, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net income attributable to Class A unitholders for the quarters ended June 30, 2016 and 2015 by $157,837,000 and $81,277,000, or $0.78 and $0.40 per diluted Class A unit, respectively.

Six Months Ended June 30, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the six months ended June 30, 2016 was $113,247,000, or $0.55 per diluted Class A unit, compared to $265,668,000, or $1.31 per diluted Class A unit, for the six months ended June 30, 2015.  In addition, the six months ended June 30, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items decreased net income attributable to Class A unitholders for the six months ended June 30, 2016 by $9,464,000, or $0.05 per diluted Class A unit, and increased net income attributable to Class A unitholders for the six months ended June 30, 2015 by $106,326,000, or $0.53 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Items that impact net income attributable to Class A unitholders:
Net gains on sale of real estate and residential condominiums	$159,830	$4,513	$160,544	$17,240
Net income from discontinued operations and sold properties	3,671	5,168	5,316	17,006
Acquisition and transaction related costs	(2,904)	(4,061)	(7,511)	(6,042)
Default interest on Skyline properties mortgage loan	(2,711)	-	(2,711)	-
Real estate impairment losses	(49)	(14,806)	(165,102)	(15,062)
Reversal of allowance for deferred tax assets (re: taxable
REIT subsidiary's ability to utilize NOLs)	-	90,030	-	90,030
Other	-	433	-	3,154
Items that impact net income attributable to Class A unitholders, net	$157,837	$81,277	$(9,464)	$106,326

Same Store EBITDA

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments are summarized below.

		New York		Washington, DC
Same store EBITDA % increase (decrease):
	Three months ended June 30, 2016 vs. June 30, 2015	6.9%	(1)	(1.3%)
	Six months ended June 30, 2016 vs. June 30, 2015	6.2%	(2)	(1.4%)
	Three months ended June 30, 2016 vs. March 31, 2016	8.1%	(3)	2.5%

Cash basis same store EBITDA % increase (decrease):
	Three months ended June 30, 2016 vs. June 30, 2015	5.9%	(1)	(2.5%)
	Six months ended June 30, 2016 vs. June 30, 2015	3.6%	(2)	(2.0%)
	Three months ended June 30, 2016 vs. March 31, 2016	9.2%	(3)	0.9%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 9.2% and by 8.5% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.5% and by 5.1% on a cash basis.
(3)	Excluding Hotel Pennsylvania, same store EBITDA increased by 5.3% and by 5.7% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2016 Investments

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $142,050,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.32% at June 30, 2016) and the debt matures in November 2016, with two three-month extension options.  At June 30, 2016, the joint venture has a $7,950,000 remaining commitment, of which our share is $2,650,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop a 33,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $22,100,000 was outstanding at June 30, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.47% at June 30, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

2016 Dispositions

On May 27, 2016, we sold a 47% ownership interest in 7 West 34th Street, a 477,000 square foot Manhattan office building leased to Amazon, and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 is recognized this quarter and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest has been removed or the loan has been repaid.  We realized a net tax gain of $90,017,000.   We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

2016 Financings

Secured Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.21% at June 30, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which matured in March 2016.

On March 7, 2016, the joint venture, in which we have a 55% ownership interest, completed a $300,000,000 refinancing of One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.21% at June 30, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage which matured in March 2016.

On May 6, 2016, the joint venture, in which we have a 55% ownership interest, completed a $273,000,000 refinancing of The Warner Building, a 621,000 square foot Washington, DC office building.  The loan matures in June 2023, has a fixed rate of 3.65%, is interest only for the first two years and amortizes based on a 30-year schedule beginning in year three. The property was previously encumbered by a 6.26%, $293,000,000 mortgage which matured in May 2016.

On May 11, 2016, the joint venture, in which we have a 50% ownership interest, completed a $900,000,000 refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building.  The three-year loan with four one-year extensions is interest only at LIBOR plus 2.00%, (2.45% at June 30, 2016).  The property was previously encumbered by a 6.35%, $721,000,000 mortgage which was scheduled to mature in June 2016.

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.

Preferred Securities

On August 1, 2016, Vornado announced that it is redeeming all of its outstanding 6.875% Series J Cumulative Redeemable Preferred Shares on September 1, 2016 at a redemption price of $25.00 per share, or $246,250,000 in the aggregate, plus accrued and unpaid dividends through the date of redemption.  Accordingly, we will be redeeming all of our 6.875% Series J Cumulative Redeemable Preferred Units on the same date and at the same price.

Overview – continued

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09.  We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2015.  The adoption of this update as of January 1, 2016, did not have any impact on our consolidated financial statements.

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

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

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

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC 718.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

Overview – continued

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

(Square feet in thousands)	New York Office
		Long Island City	New York	Washington, DC
	Manhattan	(Center Building)	Retail	Office
Three Months Ended June 30, 2016
Total square feet leased	259	285	55	352
Our share of square feet leased:	249	285	43	338
Initial rent(1)	$81.67	$40.10	$140.26	$42.63
Weighted average lease term (years)	9.3	5.8	8.8	5.0
Second generation relet space:
Square feet	221	285	34	258
GAAP basis:
Straight-line rent(2)	$78.81	$38.68	$164.95	$38.78
Prior straight-line rent	$66.66	$28.69	$136.00	$40.80
Percentage increase (decrease)	18.2%	34.8%	21.3%	(5.0%)
Cash basis:
Initial rent(1)	$80.54	$40.10	$158.84	$43.55
Prior escalated rent	$72.49	$30.53	$142.41	$46.70
Percentage increase (decrease)	11.1%	31.4%	11.5%	(6.7%)
Tenant improvements and leasing commissions:
Per square foot	$78.47	$18.47	$94.53	$25.06
Per square foot per annum	$8.44	$3.18	$10.74	$5.01
Percentage of initial rent	10.3%	7.9%	7.7%	11.8%

See notes on following page.

Overview - continued

Leasing Activity – continued

(Square feet in thousands)	New York Office
		Long Island City	New York	Washington, DC
	Manhattan	(Center Building)	Retail	Office
Six Months Ended June 30, 2016
Total square feet leased	996	285	93	921
Our share of square feet leased:	801	285	73	901
Initial rent(1)	$83.50	$40.10	$193.45	$39.96
Weighted average lease term (years)	11.2	5.8	10.0	3.9
Second generation relet space:
Square feet	745	285	55	709
GAAP basis:
Straight-line rent(2)	$83.51	$38.68	$192.96	$37.17
Prior straight-line rent	$65.11	$28.69	$162.57	$38.85
Percentage increase (decrease)	28.3%	34.8%	18.7%	(4.3%)
Cash basis:
Initial rent(1)	$83.08	$40.10	$185.28	$40.41
Prior escalated rent	$67.66	$30.53	$170.92	$42.17
Percentage increase (decrease)	22.8%	31.4%	8.4%	(4.2%)
Tenant improvements and leasing commissions:
Per square foot	$81.31	$18.47	$105.65	$15.60
Per square foot per annum	$7.26	$3.18	$10.57	$4.00
Percentage of initial rent	8.7%	7.9%	5.5%	10.0%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of June 30, 2016:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,212	16,951	96.0%
Retail	70	2,696	2,476	94.9%
Residential - 1,711 units	11	1,559	826	93.3%
Alexander's, including 312 residential units	7	2,437	790	99.0%
Hotel Pennsylvania	1	1,400	1,400
		28,304	22,443	96.0%

Washington, DC:
Office, excluding the Skyline properties	49	12,926	10,522	89.2%
Skyline properties	8	2,648	2,648	46.9%
Total Office	57	15,574	13,170	80.7%
Residential - 2,889 units	9	3,023	2,881	98.2%
Other	5	330	330	100.0%
		18,927	16,381	84.0%

Other:
theMART	1	3,663	3,654	97.8%
555 California Street	3	1,737	1,216	92.1%
Other	2	779	779	100.0%
		6,179	5,649

Total square feet as of June 30, 2016		53,410	44,473

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	35	21,288	17,412	96.3%
Retail	63	2,641	2,408	96.2%
Residential - 1,711 units	11	1,561	827	94.1%
Alexander's, including 296 residential units	7	2,419	784	99.7%
Hotel Pennsylvania	1	1,400	1,400
		29,309	22,831	96.4%

Washington, DC:
Office, excluding the Skyline properties	49	13,136	10,781	90.0%
Skyline Properties	8	2,648	2,648	50.1%
Total Office	57	15,784	13,429	82.1%
Residential - 2,630 units	9	2,808	2,666	96.4%
Other	5	386	386	100.0%
		18,978	16,481	84.8%

Other:
theMART	1	3,658	3,649	98.5%
555 California Street	3	1,736	1,215	93.3%
Other	2	763	763	100.0%
		6,157	5,627

Total square feet as of December 31, 2015		54,444	44,939

Overview - continued

Washington, DC Segment

EBITDA, as adjusted for the six months ended June 30, 2016, was $9,132,000 behind the prior year's six months, and consistent with our expected results for the first half of the year.  We expect that Washington’s 2016 EBITDA, as adjusted, will be approximately $7,000,000 to $11,000,000 lower than 2015, comprised of:

(i)           core business being flat to $4,000,000 higher, offset by,

(ii)          occupancy of Skyline properties declining further, decreasing EBITDA by approximately $6,500,000, and

(iii)         1726 M Street and 1150 17th Street being taken out of service (to prepare for the development in the future of a new Class A office building) decreasing EBITDA by approximately $4,500,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment, and 1,462,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of June 30, 2016.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of June 30, 2016	$37.37	1,452,000	979,000	389,000	84,000
Leases pending	39.39	10,000	-	10,000	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,810,000	1,327,000	399,000	84,000

To be resolved:
Vacated as of June 30, 2016	34.70	585,000	109,000	412,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$621,708	$425,770		$127,468		$68,470
Total expenses	434,894	268,135		89,106		77,653
Operating income (loss)	186,814	157,635		38,362		(9,183)
Income (loss) from partially owned entities	642	(1,001)		(2,958)		4,601
Income from real estate fund investments	16,389	-		-		16,389
Interest and other investment income, net	10,236	1,214		34		8,988
Interest and debt expense	(105,576)	(56,395)		(19,817)		(29,364)
Net gain on disposition of wholly owned and partially
owned assets	159,511	159,511		-		-
Income (loss) before income taxes	268,016	260,964		15,621		(8,569)
Income tax expense	(2,109)	(816)		(318)		(975)
Income (loss) from continuing operations	265,907	260,148		15,303		(9,544)
Income from discontinued operations	2,475	-		-		2,475
Net income (loss)	268,382	260,148		15,303		(7,069)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(13,025)	(3,397)		-		(9,628)
Net income (loss) attributable to Vornado Realty L.P.	255,357	256,751		15,303		(16,697)
Interest and debt expense(2)	127,799	71,171		22,641		33,987
Depreciation and amortization(2)	173,352	111,314		39,305		22,733
Income tax expense(2)	4,704	889		2,205		1,610
EBITDA(1)	$561,212	$440,125	(3)	$79,454	(4)	$41,633	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$616,288	$414,262		$134,856		$67,170
Total expenses	422,897	250,298		98,661		73,938
Operating income (loss)	193,391	163,964		36,195		(6,768)
(Loss) income from partially owned entities	(5,641)	3,176		(1,805)		(7,012)
Income from real estate fund investments	26,368	-		-		26,368
Interest and other investment income, net	5,666	1,892		13		3,761
Interest and debt expense	(92,092)	(47,173)		(17,483)		(27,436)
Income (loss) before income taxes	127,692	121,859		16,920		(11,087)
Income tax benefit (expense)	88,072	(1,095)		(466)		89,633
Income from continuing operations	215,764	120,764		16,454		78,546
Loss from discontinued operations	(364)	-		-		(364)
Net income	215,400	120,764		16,454		78,182
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(19,186)	(2,552)		-		(16,634)
Net income attributable to Vornado Realty L.P.	196,214	118,212		16,454		61,548
Interest and debt expense(2)	115,073	61,057		20,891		33,125
Depreciation and amortization(2)	163,245	95,567		47,803		19,875
Income tax (benefit) expense (2)	(87,653)	1,152		486		(89,291)
EBITDA(1)	$386,879	$275,988	(3)	$85,634	(4)	$25,257	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2016 and 2015 - continued
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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2016	2015
	Office(a)	$163,060	$165,031
	Retail	95,615	86,151
	Residential	6,337	5,709
	Alexander's	11,805	10,241
	Hotel Pennsylvania	3,797	8,856
		280,614	275,988
	Gain on sale of 47% ownership interest in 7 West 34th Street	159,511	-
	Total New York	$440,125	$275,988

	(a)	2015 includes $3,304 of EBITDA from 20 Broad Street which was sold in December 2015. Excluding this item, EBITDA was $161,727.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2016	2015
	Office, excluding the Skyline properties (a)	$63,757	$68,509
	Skyline properties	4,863	6,984
	Total Office	68,620	75,493
	Residential	10,834	10,141
	Total Washington, DC	$79,454	$85,634

	(a)	2015 includes $2,067 of EBITDA from 1750 Pennsylvania Avenue which was sold in September 2015. Excluding this item, EBITDA was $66,442.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2016 and 2015 - continued
Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$1,526	$2,671
	Net realized/unrealized gains on investments	3,890	4,916
	Carried interest	2,128	2,909
	Total	7,544	10,496
	theMART (including trade shows)	25,965	22,144
	555 California Street	12,117	12,831
	India real estate ventures	430	375
	Other investments	14,741	9,424
		60,797	55,270
	Corporate general and administrative expenses(a)	(24,239)	(23,760)
	Investment income and other, net(a)	5,471	6,561
	Acquisition and transaction related costs	(2,879)	(4,061)
	UE and residual retail properties discontinued operations(b)	2,483	1,540
	Our share of impairment loss on India real estate ventures	-	(14,806)
	Our share of gains on sale of real estate of partially owned entities	-	4,513
		$41,633	$25,257

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $4,359 of income and $609 of loss for the three months ended June 30, 2016 and 2015, respectively.

	(b)	The three months ended June 30, 2015 includes $327 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Three Months Ended June 30,
	2016	2015
Region:
New York City metropolitan area	70%	69%
Washington, DC / Northern Virginia area	20%	22%
Chicago, IL	7%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations - Three Months Ended June 30, 2016 Compared to June 30, 2015

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $621,708,000 for the three months ended June 30, 2016, compared to $616,288,000 for the prior year’s quarter, an increase of $5,420,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(8,822)	$(5,906)	$(2,916)	$-
Development and redevelopment	(19)	(60)	(843)	884
Hotel Pennsylvania	(4,211)	(4,211)	-	-
Trade shows	(123)	-	-	(123)
Same store operations	25,510	23,597	166	1,747
	12,335	13,420	(3,593)	2,508

Tenant expense reimbursements:
Acquisitions, dispositions and other	(814)	(736)	(78)	-
Development and redevelopment	(128)	(3)	(230)	105
Same store operations	(432)	2,263	(1,378)	(1,317)
	(1,374)	1,524	(1,686)	(1,212)

Fee and other income:
BMS cleaning fees	(2,945)	(2,957)	-	12
Management and leasing fees	328	148	(38)	218
Lease termination fees	307	699	10	(402)
Other income	(3,231)	(1,326)	(2,081)	176
	(5,541)	(3,436)	(2,109)	4

Total increase (decrease) in revenues	$5,420	$11,508	$(7,388)	$1,300

Results of Operations - Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative expenses, and acquisition and transaction related costs were $434,894,000 for the three months ended June 30, 2016, compared to $422,897,000 for the prior year’s quarter, an increase of $11,997,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$1,942	$3,144	$(1,202)	$-
Development and redevelopment	(453)	(93)	(732)	372
Non-reimbursable expenses, including
bad debt reserves	1,342	860	343	139
Hotel Pennsylvania	864	864	-	-
Trade shows	639	-	-	639
BMS expenses	(2,705)	(2,790)	-	85
Same store operations	819	3,188	(198)	(2,171)
	2,448	5,173	(1,789)	(936)

Depreciation and amortization:
Acquisitions, dispositions and other	2,080	2,671	(591)	-
Development and redevelopment	(7,847)	(54)	(7,759)	(34)
Same store operations	10,123	10,129	(200)	194
	4,356	12,746	(8,550)	160

General and administrative:
Mark-to-market of deferred
compensation plan liability	4,968	-	-	4,968	(1)
Same store operations	1,407	(82)	784	705
	6,375	(82)	784	5,673

Acquisition and transaction related costs	(1,182)	-	-	(1,182)

Total increase (decrease) in expenses	$11,997	$17,837	$(9,555)	$3,715

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended June 30,
	June 30, 2016	2016	2015
Our Share of Net Income (Loss):
Partially owned office buildings (1)	Various	$(12,462)	$(3,238)
Alexander's	32.4%	8,500	7,323
India real estate ventures	4.1%-36.5%	(1,934)	(16,567)
Urban Edge Properties ("UE")	5.4%	1,280	904
Pennsylvania Real Estate Investment Trust ("PREIT")	8.0%	(527)	(364)
Other investments (2)	Various	5,785	6,301
		$642	$(5,641)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized our $5,387 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison.

(2)		Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30,
	2016	2015
Net investment income	$1,723	$2,150
Net realized gains on exited investments	-	886
Net unrealized gains on held investments	14,666	23,332
Income from real estate fund investments	16,389	26,368
Less income attributable to noncontrolling interests	(8,845)	(15,872)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$7,544	$10,496

(1)

Excludes management, leasing and development fees of $935 and $633 for the three months ended June 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $10,236,000 for the three months ended June 30, 2016, compared to $5,666,000 in the prior year’s quarter, an increase of $4,570,000. This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $105,576,000 for the three months ended June 30, 2016, compared to $92,092,000 in the prior year’s quarter, an increase of $13,484,000.  This increase was primarily due to (i) $6,937,000 of higher interest expense from the financings of the St. Regis Retail, 150 West 34th Street, 100 West 33rd Street, and our $750,000,000 delayed draw term loan, (ii) $4,335,000 of lower capitalized interest, and (iii) $2,711,000 of accrued default interest on our Skyline properties mortgage loan which has been transferred to the special servicer at our request.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the three months ended June 30, 2016, we recognized a $159,511,000 net gain from the sale of a 47% ownership interest in 7 West 34th Street.

Income Tax (Expense) Benefit

In the three months ended June 30, 2016, income tax expense was $2,109,000, compared to an income tax benefit of $88,072,000 for the prior year’s quarter, an increase in expense of $90,181,000.  This increase in expense resulted primarily from the prior year reversal of the valuation allowances against certain of our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Income (Loss) from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended June 30,
	2016	2015
Total revenues	$947	$1,983
Total expenses	682	2,020
	265	(37)
Net gains on sale of real estate	2,210	-
UE spin-off transaction related costs	-	(327)
Income (loss) from discontinued operations	$2,475	$(364)

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $13,025,000 for the three months ended June 30, 2016, compared to $19,186,000 for the prior year’s quarter, a decrease of $6,161,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Preferred Unit Distributions

Preferred unit distributions were $20,412,000 for the three months ended June 30, 2016, compared to $20,414,000 for the prior year’s quarter, a decrease of $2,000.

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended June 30, 2016	$440,125		$79,454
Add-back:
Non-property level overhead expenses included above	7,807		7,295
Less EBITDA from:
Acquisitions	(7,619)		-
Dispositions, including net gains on sale	(159,751)		7
Properties taken out of service for redevelopment	(6,886)		(214)
Other non-operating income	4,484		(136)
Same store EBITDA for the three months ended June 30, 2016	$278,160		$86,406

EBITDA for the three months ended June 30, 2015	$275,988		$85,634
Add-back:
Non-property level overhead expenses included above	7,889		6,511
Less EBITDA from:
Acquisitions	(1,463)		-
Dispositions, including net gains on sale	(3,786)		(2,067)
Properties taken out of service for redevelopment	(5,587)		(808)
Other non-operating income	(12,923)		(1,753)
Same store EBITDA for the three months ended June 30, 2015	$260,118		$87,517

Increase (decrease) in same store EBITDA -
Three months ended June 30, 2016 vs. June 30, 2015	$18,042	(1)	$(1,111)	(3)

% increase (decrease) in same store EBITDA	6.9%	(2)	(1.3%)

See notes on following page

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Notes to preceding tabular information:

New York:

(1)   The $18,042,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $11,798,000 and $10,560,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $5,059,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, partially offset by higher operating expenses, net of reimbursements.

(2)    Excluding Hotel Pennsylvania, same store EBITDA increased by 9.2%.

Washington, DC:

(3)    The $1,111,000 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $1,524,000 partially offset by higher rental revenue of $610,000.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended June 30, 2016	$278,160		$86,406
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(46,433)		(7,459)
Cash basis same store EBITDA for the three months ended
June 30, 2016	$231,727		$78,947

Same store EBITDA for the three months ended June 30, 2015	$260,118		$87,517
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(41,298)		(6,524)
Cash basis same store EBITDA for the three months ended
June 30, 2015	$218,820		$80,993

Increase (decrease) in Cash basis same store EBITDA -
Three months ended June 30, 2016 vs. June 30, 2015	$12,907		$(2,046)

% increase (decrease) in Cash basis same store EBITDA	5.9%	(1)	(2.5%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 8.5% on a cash basis.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Six Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,234,745	$836,595		$255,480		$142,670
Total expenses	1,048,211	537,730		345,671		164,810
Operating income (loss)	186,534	298,865		(90,191)		(22,140)
(Loss) income from partially owned entities	(3,598)	(4,564)		(5,001)		5,967
Income from real estate fund investments	27,673	-		-		27,673
Interest and other investment income, net	13,754	2,329		92		11,333
Interest and debt expense	(206,065)	(110,981)		(35,752)		(59,332)
Net gain on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	178,523	345,160		(130,852)		(35,785)
Income tax expense	(4,940)	(1,775)		(582)		(2,583)
Income (loss) from continuing operations	173,583	343,385		(131,434)		(38,368)
Income from discontinued operations	3,191	-		-		3,191
Net income (loss)	176,774	343,385		(131,434)		(35,177)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(22,703)	(6,826)		-		(15,877)
Net income (loss) attributable to Vornado Realty L.P.	154,071	336,559		(131,434)		(51,054)
Interest and debt expense(2)	253,919	142,369		42,047		69,503
Depreciation and amortization(2)	348,163	219,717		81,986		46,460
Income tax expense (2)	7,965	1,979		2,470		3,516
EBITDA(1)	$764,118	$700,624	(3)	$(4,931)	(4)	$68,425	(5)

(Amounts in thousands)	For the Six Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,223,090	$813,775		$268,824		$140,491
Total expenses	861,985	503,058		191,658		167,269
Operating income (loss)	361,105	310,717		77,166		(26,778)
Loss from partially owned entities	(8,384)	(2,487)		(1,674)		(4,223)
Income from real estate fund investments	50,457	-		-		50,457
Interest and other investment income, net	16,458	3,754		26		12,678
Interest and debt expense	(183,766)	(92,524)		(35,643)		(55,599)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	237,730	219,460		39,875		(21,605)
Income tax benefit (expense)	87,101	(2,038)		208		88,931
Income from continuing operations	324,831	217,422		40,083		67,326
Income from discontinued operations	15,815	-		-		15,815
Net income	340,646	217,422		40,083		83,141
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(35,068)	(4,058)		-		(31,010)
Net income attributable to Vornado Realty L.P.	305,578	213,364		40,083		52,131
Interest and debt expense(2)	229,748	119,724		42,403		67,621
Depreciation and amortization(2)	319,695	189,691		88,555		41,449
Income tax (benefit) expense(2)	(88,392)	2,154		(2,150)		(88,396)
EBITDA(1)	$766,629	$524,933	(3)	$168,891	(4)	$72,805	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2016 and 2015 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2016	2015
	Office(a)	$315,789	$319,340
	Retail	188,938	167,456
	Residential	12,687	10,759
	Alexander's	23,374	20,648
	Hotel Pennsylvania	325	6,730
		541,113	524,933
	Gain on sale of 47% ownership interest in 7 West 34th Street	159,511	-
	Total New York	$700,624	$524,933

	(a)	2015 includes $6,844 of EBITDA from 20 Broad Street which was sold in December 2015. Excluding this item, EBITDA was $312,496.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2016	2015
	Office, excluding the Skyline properties (a)	$124,573	$135,878
	Skyline properties	9,955	13,039
	Skyline properties impairment loss	(160,700)	-
	Total Office	(26,172)	148,917
	Residential	21,241	19,974
	Total Washington, DC	$(4,931)	$168,891

	(a)	2015 includes $3,990 of EBITDA from 1750 Pennsylvania Avenue which was sold in September 2015. Excluding this item, EBITDA was $131,888.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2016 and 2015 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$3,757	$4,285
	Net realized/unrealized gains on investments	5,451	10,464
	Carried interest	3,647	6,297
	Total	12,855	21,046
	theMART (including trade shows)	48,993	43,185
	555 California Street	23,732	25,232
	India real estate ventures	1,749	2,216
	Other investments	27,063	16,183
		114,392	107,862
	Corporate general and administrative expenses(a) (b)	(54,845)	(59,702)
	Investment income and other, net(a)	12,446	15,323
	Acquisition and transaction related costs	(7,486)	(6,042)
	UE and residual retail properties discontinued operations(c)	3,204	23,797
	Net gain on sale of residential condominiums	714	1,860
	Our share of impairment loss on India real estate ventures	-	(14,806)
	Our share of gains on sale of real estate of partially owned entities	-	4,513
		$68,425	$72,805

	(a)

The amounts in these captions (for this table only) excludes income from the mark-to-market of our deferred compensation plan of $2,421 and $2,250 of income for the six months ended June 30, 2016 and 2015, respectively.

	(b)

The six months ended June 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The six months ended June 30, 2015 includes $22,972 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Six Months Ended June 30,
	2016	2015
Region:
New York City metropolitan area	70%	69%
Washington, DC / Northern Virginia area	21%	22%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $1,234,745,000 for the six months ended June 30, 2016, compared to $1,223,090,000 for the prior year’s six months, an increase of $11,655,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(8,067)	$(2,569)		$(5,498)	$-
Development and redevelopment	(620)	(150)		(1,981)	1,511
Hotel Pennsylvania	(6,694)	(6,694)		-	-
Trade shows	(776)	-		-	(776)
Same store operations	47,710	44,762		(393)	3,341
	31,553	35,349		(7,872)	4,076

Tenant expense reimbursements:
Acquisitions, dispositions and other	(979)	(833)		(146)	-
Development and redevelopment	385	2		(298)	681
Same store operations	(8,126)	(2,149)		(3,070)	(2,907)
	(8,720)	(2,980)		(3,514)	(2,226)

Fee and other income:
BMS cleaning fees	(7,433)	(7,602)	(1)	-	169
Management and leasing fees	936	258		80	598
Lease termination fees	(1,035)	(633)		46	(448)
Other income	(3,646)	(1,572)		(2,084)	10
	(11,178)	(9,549)		(1,958)	329

Total increase (decrease) in revenues	$11,655	$22,820		$(13,344)	$2,179

(1)	Primarily from the termination of a third party cleaning contract in 2015.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative expenses, and impairment loss and acquisition and transaction related costs were $1,048,211,000 for the six months ended June 30, 2016, compared to $861,985,000 for the prior year’s six months, an increase of $186,226,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$5,952	$8,321		$(2,369)		$-
Development and redevelopment	(246)	(124)		(721)		599
Non-reimbursable expenses, including bad debt
reserves	1,971	904		1,228		(161)
Hotel Pennsylvania	(298)	(298)		-		-
Trade shows	409	-		-		409
BMS expenses	(6,399)	(6,676)	(1)	-		277
Same store operations	2,915	7,692		(1,411)		(3,366)
	4,304	9,819		(3,273)		(2,242)

Depreciation and amortization:
Acquisitions, dispositions and other	6,343	7,510		(1,167)		-
Development and redevelopment	(5,845)	(296)		(5,491)		(58)
Same store operations	22,693	19,798		200		2,695
	23,191	27,012		(6,458)		2,637

General and administrative:
Mark-to-market of deferred compensation plan
liability	171	-		-		171	(2)
Same store operations	(3,584)	(2,159)	(3)	3,044	(4)	(4,469)	(5)
	(3,413)	(2,159)		3,044		(4,298)

Impairment loss and acquisition and transaction
related costs	162,144	-		160,700	(6)	1,444

Total increase (decrease) in expenses	$186,226	$34,672		$154,013		$(2,459)

(1)	Primarily from the termination of a third party cleaning contract in 2015.
(2)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(3)

Results primarily from (i) the six months ended June 30, 2015 including a cumulative catch up of $986 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans and (ii) higher capitalized leasing payroll in 2016.

(4)	Results primarily from lower capitalized payroll in 2016.
(5)

The six months ended June 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

(6)

On March 15, 2016, we notified the servicer of the $678,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer. Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 8.0% and a discount rate of 8.2%.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the six months ended June 30, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Six Months Ended June 30,
	June 30, 2016	2016	2015
Our Share of Net (Loss) Income:
Partially owned office buildings (1)	Various	$(26,711)	$(12,534)
Alexander's	32.4%	17,162	15,014
PREIT	8.0%	(4,815)	(364)
India real estate ventures	4.1%-36.5%	(2,620)	(16,676)
UE	5.4%	2,365	1,488
Other investments (2)	Various	11,021	4,688
		$(3,598)	$(8,384)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized our $5,387 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison.

(2)		Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Six Months Ended June 30,
	2016	2015
Net investment income	$6,396	$8,600
Net realized gains on exited investments	14,676	25,591
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)
Net unrealized gains on held investments	20,855	39,545
Income from real estate fund investments	27,673	50,457
Less income attributable to noncontrolling interests	(14,818)	(29,411)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$12,855	$21,046

(1)

Excludes management, leasing and development fees of $1,695 and $1,337 for the six months ended June 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $13,754,000 for the six months ended June 30, 2016, compared to $16,458,000 for the prior year’s six months, a decrease of $2,704,000.  This decrease resulted primarily from a $2,463,000 decrease in interest on loans receivable as a result of lower outstanding loan balances.

Interest and Debt Expense

Interest and debt expense was $206,065,000 for the six months ended June 30, 2016, compared to $183,766,000 for the prior year’s six months, an increase of $22,299,000.  This increase was primarily due to (i) $13,634,000 of higher interest expense from the financings of the St. Regis Retail, 150 West 34th Street, 100 West 33rd Street, and our $750,000,000 delayed draw term loan, (ii) $6,374,000 of lower capitalized interest, and (iii) $2,711,000 of accrued default interest on our Skyline properties mortgage loan which has been transferred to the special servicer at our request.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the six months ended June 30, 2016, we recognized a $160,225,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of a 47% ownership interest in 7 West 34th Street and net gains from the sale of residential condominiums, compared to $1,860,000 for the prior year’s six months, primarily from the sale of residential condominiums.

Income Tax (Expense) Benefit

        In the six months ended June 30, 2016, income tax expense was $4,940,000, compared to an income tax benefit of $87,101,000 for the prior year’s six months, an increase in expense of  $92,041,000.  This increase in expense resulted primarily from the prior year reversal of the valuation allowances against certain of our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the Six Months Ended June 30,
	2016	2015
Total revenues	$2,129	$22,279
Total expenses	1,148	15,393
	981	6,886
Net gains on sale of real estate	2,210	10,867
UE spin-off transaction related costs	-	(22,972)
Net gain on sale of lease position in Geary Street, CA	-	21,376
Impairment losses	-	(256)
Pretax income from discontinued operations	3,191	15,901
Income tax expense	-	(86)
Income from discontinued operations	$3,191	$15,815

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $22,703,000 for the six months ended June 30, 2016, compared to $35,068,000 for the prior year’s six months, a decrease of $12,365,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Preferred Unit Distributions

Preferred unit distributions were $40,824,000 for the six months ended June 30, 2016, compared to $39,910,000 for the prior year’s six months, an increase of $914,000.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the six months ended June 30, 2016, compared to six months ended June 30, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the six months ended June 30, 2016	$700,624		$(4,931)
Add-back:
Non-property level overhead expenses included above	17,774		15,259
Less EBITDA from:
Acquisitions	(18,797)		-
Dispositions	(159,341)		(27)
Properties taken out of service for redevelopment	(13,254)		(8)
Other non-operating income, net	6,030		160,400
Same store EBITDA for the six months ended June 30, 2016	$533,036		$170,693

EBITDA for the six months ended June 30, 2015	$524,933		$168,891
Add-back:
Non-property level overhead expenses included above	19,933		12,215
Less EBITDA from:
Acquisitions	(1,888)		-
Dispositions	(7,132)		(4,049)
Properties taken out of service for redevelopment	(10,612)		(2,008)
Other non-operating income, net	(23,096)		(1,882)
Same store EBITDA for the six months ended June 30, 2015	$502,138		$173,167

Increase (decrease) in same store EBITDA -
Six months ended June 30, 2016 vs. June 30, 2015	$30,898	(1)	$(2,474)	(3)

% increase (decrease) in same store EBITDA	6.2%	(2)	(1.4%)

See notes on following page.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015 - continued

Notes to preceding tabular information:

New York:

(1)   The $30,898,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $21,538,000 and $13,770,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $6,405,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, partially offset by higher operating expenses, net of reimbursements.

(2)    Excluding Hotel Pennsylvania, same store EBITDA increased by 7.5%.

Washington, DC:

(3)    The $2,474,000 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $2,887,000 partially offset by higher rental revenue of $520,000.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the six months ended June 30, 2016	$533,036		$170,693
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(90,886)		(13,529)
Cash basis same store EBITDA for the six months ended
June 30, 2016	$442,150		$157,164

Same store EBITDA for the six months ended June 30, 2015	$502,138		$173,167
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(75,211)		(12,730)
Cash basis same store EBITDA for the six months ended
June 30, 2015	$426,927		$160,437

Increase (decrease) in cash basis same store EBITDA -
Six months ended June 30, 2016 vs. June 30, 2015	$15,223		$(3,273)

% increase (decrease) in cash basis same store EBITDA	3.6%	(1)	(2.0%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 5.1% on a cash basis.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended March 31, 2016

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado Realty L.P. for the three months ended March 31, 2016	$79,808	$(146,737)
Interest and debt expense	71,198	19,406
Depreciation and amortization	108,403	42,681
Income tax expense	1,090	265
EBITDA for the three months ended March 31, 2016	$260,499	$(84,385)

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended June 30, 2016 Compared to March 31, 2016

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended June 30, 2016	$440,125		$79,454
Add-back:
Non-property level overhead expenses included above	7,807		7,295
Less EBITDA from:
Acquisitions	(264)		-
Dispositions	(159,750)		7
Properties taken out of service for redevelopment	(7,574)		(214)
Other non-operating income, net	4,484		(136)
Same store EBITDA for the three months ended June 30, 2016	$284,828		$86,406

EBITDA for the three months ended March 31, 2016	$260,499		$(84,385)
Add-back:
Non-property level overhead expenses included above	9,967		7,964
Less EBITDA from:
Acquisitions	(2,095)		-
Dispositions, including net gains on sale	(151)		(34)
Properties taken out of service for redevelopment	(6,372)		209
Other non-operating income, net	1,563		160,535
Same store EBITDA for the three months ended March 31, 2016	$263,411		$84,289

Increase in same store EBITDA -
Three months ended June 30, 2016 vs. March 31, 2016	$21,417		$2,117

% increase in same store EBITDA	8.1%	(1)	2.5%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 5.3%.

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended June 30, 2016 Compared to March 31, 2016

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended June 30, 2016	$284,828		$86,406
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(50,970)		(7,459)
Cash basis same store EBITDA for the three months ended
June 30, 2016	$233,858		$78,947

Same store EBITDA for the three months ended March 31, 2016	$263,411		$84,289
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(49,175)		(6,059)
Cash basis same store EBITDA for the three months ended
March 31, 2016	$214,236		$78,230

Increase in cash basis same store EBITDA -
Three months ended June 30, 2016 vs. March 31, 2016	$19,622		$717

% increase in cash basis same store EBITDA	9.2%	(1)	0.9%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 5.7% on a cash basis.

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

In the first quarter of 2016, we notified the servicer of the $678,000,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan is in default, causing the loan to be immediately due and payable, and is subject to incremental default interest  which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid.  This loan is recourse only to the Skyline properties.  Accordingly, this default has not had, nor is expected to have, any material impact on our current or future business operations, our ability to raise capital or our credit ratings.  For the three and six months ended June 30, 2016, we accrued $2,711,000 of default interest expense.  We continue to negotiate with the special servicer.  There can be no assurance as to the timing or ultimate resolution of this matter.

Cash Flows for the Six Months Ended June 30, 2016

Our cash and cash equivalents were $1,644,067,000 at June 30, 2016, a $191,640,000 decrease from the balance at December 31, 2015.  Our consolidated outstanding debt was $11,078,771,000 at June 30, 2016, a $12,239,000 decrease from the balance at December 31, 2015.  As of June 30, 2016 and December 31, 2015, $115,630,000 and $550,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2016 and 2017, $1,288,394,000 and $362,058,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $323,293,000 was comprised of (i) net income of $176,774,000, (ii) $189,482,000 of non-cash adjustments, which include depreciation and amortization expense, real estate impairment losses, net gain on the disposition of wholly owned and partially owned assets, the effect of straight-lining of rental income, and loss from partially owned entities, (iii) return of capital from real estate fund investments of $71,888,000, (iv) distributions of income from partially owned entities of $46,500,000, partially offset by (v) the net change in operating assets and liabilities of $161,351,000.

Net cash used in investing activities of $432,259,000 was comprised of (i) $277,214,000 of development costs and construction in progress, (ii) $170,265,000 of additions to real estate, (iii) $90,659,000 of investments in partially owned entities, (iv) $46,807,000 of acquisitions of real estate and other, (v) $42,000,000 due to the net deconsolidation of 7 West 34th Street, (vi) $11,700,000 of investments in loans receivable, (vii) $7,483,000 of changes in restricted cash and (viii) $4,379,000 in purchases of marketable securities, partially offset by (ix) $130,249,000 of proceeds from sales of real estate and related investments and (x) $87,977,000 of capital distributions from partially owned entities.

Net cash used in financing activities of $82,674,000 was comprised of (i) $1,032,115,000 for the repayments of borrowings, (ii) $237,832,000 of distributions to Vornado, (iii) $83,266,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (iv) $40,727,000 of distributions to preferred unitholders, (v) $29,478,000 of debt issuance and other costs, and (vi) $186,000 for the repurchase of Class A units related to equity compensation agreements and related tax withholdings and other, partially offset by (vii) $1,325,246,000 of proceeds from borrowings, (viii) $11,874,000 of contributions from noncontrolling interests in consolidated subsidiaries and (ix) $3,810,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Six Months Ended June 30, 2016

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2016.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$37,688	$22,201	$6,434		$9,053
Tenant improvements	46,270	38,490	6,397		1,383
Leasing commissions	24,939	22,499	2,294		146
Non-recurring capital expenditures	22,971	17,104	4,861		1,006
Total capital expenditures and leasing commissions (accrual basis)	131,868	100,294	19,986		11,588
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	118,340	60,696	37,685		19,959
Expenditures to be made in future periods for the current period	(44,768)	(38,368)	(11,707)		5,307
Total capital expenditures and leasing commissions (cash basis)	$205,440	$122,622	$45,964		$36,854

Tenant improvements and leasing commissions:
Per square foot per annum	$6.20	$6.88	$4.00	$	n/a
Percentage of initial rent	9.9%	8.6%	10.0%		n/a

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2016

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $446,000,000 has been expended as of June 30, 2016.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 40,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is estimated to be approximately $250,000,000, of which $210,000,000 has been expended as of June 30, 2016.

We are developing a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of June 30, 2016, $20,000,000 has been expended, of which our share is $11,000,000.

We are developing 61 Ninth Avenue, located on the Southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 167,000 square feet.  The incremental development cost of this project is estimated to be approximately $150,000,000, of which our share is $68,000,000.  As of June 30, 2016, $18,000,000 has been expended, of which our share is $8,000,000.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2016 - continued

We are developing a 33,000 square foot office and retail building, located on Houston Street in Manhattan (50.0% owned).   The incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000.  As of June 30, 2016, $16,000,000 has been expended, of which our share is $8,000,000.

We plan to demolish two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street in 2016 and replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is estimated to be approximately $170,000,000.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District, and in Washington, including Crystal City, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2016.  These expenditures include interest of $16,438,000, payroll of $6,401,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $30,224,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$130,696	$-	$-	$130,696
The Bartlett	48,700	-	48,700	-
640 Fifth Avenue	17,368	17,368	-	-
90 Park Avenue	16,243	16,243	-	-
2221 South Clark Street (residential conversion)	12,589	-	12,589	-
theMART	11,031	-	-	11,031
Wayne Towne Center	7,055	-	-	7,055
Penn Plaza	6,766	6,766	-	-
330 West 34th Street	2,812	2,812	-	-
Other	23,954	5,391	17,713	850
	$277,214	$48,580	$79,002	$149,632

Liquidity and Capital Resources – continued

Cash Flows for the Six Months Ended June 30, 2015

Our cash and cash equivalents were $516,337,000 at June 30, 2015, a $682,140,000 decrease over the balance at December 31, 2014.  The decrease is primarily due to cash flows from investing and financing activities, partially offset by cash flows from operating activities, as discussed below.

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

Net cash used in investing activities of $474,602,000 was comprised of (i) $381,001,000 of acquisitions of real estate and other, (ii) $200,970,000 of development costs and construction in progress, (iii) $137,528,000 of additions to real estate, (iv) $137,465,000 of investments in partially owned entities, and (v) $23,919,000 of investments in loans receivable and other, partially offset by (vi) $334,725,000 of proceeds from sales of real estate and related investments, (vii) $29,666,000 of capital distributions from partially owned entities, (viii) $25,118,000 of changes in restricted cash, and (ix) $16,772,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $392,154,000 was comprised of (i) $1,607,574,000 for the repayments of borrowings, (ii) $237,160,000 of distributions to Vornado, (iii) $225,000,000 of distributions in connection with the spin-off of UE, (iv) $77,447,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $39,849,000 of distributions to preferred unitholders, (vi) $14,053,000 of debt issuance costs, and (vii) $2,939,000 for the repurchase of Class A units related to equity compensation agreements and related tax withholdings and other, partially offset by (viii) $1,746,460,000 of proceeds from borrowings, (ix) $51,725,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (x) $13,683,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Six Months Ended June 30, 2015

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

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2015

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2015.  These expenditures include interest of $22,812,000, payroll of $2,115,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $39,811,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$57,554	$-	$-	$57,554
The Bartlett	41,889	-	41,889	-
330 West 34th Street	18,324	18,324	-	-
Marriott Marquis Times Square - retail and signage	15,294	15,294	-	-
Springfield Town Center	14,478	-	-	14,478
90 Park Avenue	12,868	12,868	-	-
Wayne Towne Center	10,959	-	-	10,959
2221 South Clark Street (residential conversion)	6,939	-	6,939	-
251 18th Street	3,891	-	3,891	-
Penn Plaza	2,011	2,011	-	-
608 Fifth Avenue	1,811	1,811	-	-
7 West 34th Street	1,533	1,533	-	-
Other	13,419	2,504	10,628	287
	$200,970	$54,345	$63,347	$83,278

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $857,000,000.

At June 30, 2016, $38,576,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $70,000,000.

As of June 30, 2016, we have construction commitments aggregating approximately $721,173,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2016			2015
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,772,565	2.19%	$37,726	$3,995,704	2.00%
Fixed rate	7,421,398	4.11%	-	7,206,634	4.21%
	$11,193,963	3.46%	37,726	$11,202,338	3.42%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,114,317	2.28%	11,143	$485,160	1.97%
Variable rate – Toys "R" Us, Inc.	1,026,139	6.46%	10,261	1,164,893	6.61%
Fixed rate (including $714,421 and $661,513
of Toys "R" Us, Inc. debt in 2016 and 2015)	2,509,040	6.14%	-	2,782,025	6.37%
	$4,649,496	5.29%	21,404	$4,432,078	5.95%
Total change in annual net income			$59,130
Per Class A unit-diluted			$0.29

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2016, we have an interest rate swap on a $415,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.11% at June 30, 2016) to a fixed rate of 4.78% through March 2018 and an interest swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.06% at June 30, 2016) to a fixed rate of 3.15% through December 2020.

In connection with the $700,000,000 refinancing of 770 Broadway, we entered into an interest rate swap from LIBOR plus 1.75% (2.21% at June 30, 2016) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of June 30, 2016, the estimated fair value of our consolidated debt was $10,662,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of the Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2016, we issued 26,551 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Company and upon conversion, surrender or exchange of the Company’s units or Vornado stock options, and consideration received included $1,282,811 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: August 5, 2016	By:	/s/ Stephen W. Theriot
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